Form 10-K
period 1996-02-29
EMMIS BROADCASTING CORPORATION
filed 1996-05-29
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended February 29, 1996

[  ]     Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 for the Transition Period from _____ to _____.

                         Commission file number 0-23264

                         EMMIS BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                Indiana                                    35-1542018
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 950 North Meridian Street, Suite 1200
        Indianapolis, Indiana                                 46204
(Address of principal executive offices)                   (Zip Code)

                                  317/266-0100
                         Registrant's Telephone Number

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      Class A Common Stock, $.01 par value
                                 Title of Class

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of May 1, 1996, was approximately $331,984,490.

         The number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 1996, was:

                8,305,878 Class A Common Shares, $.01 par value
                2,603,685 Class B Common Shares, $.01 par value

         Documents Incorporated by Reference:  See Page 2

                      DOCUMENTS INCORPORATED BY REFERENCE

    Documents                                           Form 10-K Reference
    ---------                                           -------------------


Proxy Statement Dated May 24, 1996                           Part III
- ---------------------------------------------------------------------------

                         EMMIS BROADCASTING CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

Page
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters . . . . . . . . . . . . . . .
         Item 6.  Selected Financial Data.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation  . . . . . . .
         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . .

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Company owns and operates seven FM radio stations and one AM radio station serving the nation's three largest radio markets, Los Angeles, New York and Chicago, and the major markets of St. Louis and Indianapolis. The Company has successfully created top-performing radio stations that are ranked among the top five stations in terms of total audience share in three of the Company's markets and among the top ten stations in terms of total audience share in the other two markets according to the Winter 1996 Ratings (the "Winter 1996 Arbitron Survey") published by The Arbitron Company ("Arbitron"). The Company has also received awards from organizations such as the National Association of Broadcasters and Billboard and Rolling Stone magazines. The Company has achieved this success primarily as a result of its ability to attract and retain an experienced team of broadcast professionals who have focused on creating innovative programming and developing effective marketing and sales programs.

         The five markets served by the Company's stations accounted for approximately $1.4 billion in radio advertising revenues in calendar year 1995. The Company's stations in these markets have consistently produced positive Broadcast Cash Flow in each of the past five years. The Broadcast Cash Flow of these eight stations was $45.9 million for the fiscal year ended February 29, 1996. The Company believes that its presence in large markets makes it attractive to advertisers and that the geographic diversity of its markets reduces its dependence on any economic sector or specific advertiser.

         The Company began business in 1981 with one radio station in Indianapolis. Historically, the Company's operating strategy has been to acquire underperforming radio stations and improve their ratings, revenues and Broadcast Cash Flow by utilizing the Company's programming and marketing skills. The Company also publishes Indianapolis Monthly magazine, Atlanta magazine and various leading statistical publications for the radio industry, including Duncan's American Radio, and engages in certain businesses ancillary to its radio business, such as advertising and program consulting and broadcast tower leasing.

COMPANY STRATEGY

         The Company has developed and implements several operating strategies to enhance its audience and advertising revenue shares.

         Innovative Programming. The Company's primary strategy has been and will continue to be to use innovative programming to create valuable new radio station niches. For example, the Company introduced the Dance/Contemporary Hit format at KPWR-FM in Los Angeles which attracted the young Hispanic, white and African-American audiences of Southern California. When the Company purchased WRKS-FM in New York City, it developed a new "Classic Soul/Smooth R&B" format which specifically targeted the adult African American audience. The Company also developed the first all-sports radio station at WFAN-AM in New York. At WKQX-FM in Chicago, the Company created a new niche by identifying and exploiting a variation of Alternative Rock (or "New Rock") which had broader audience appeal than existing Alternative Rock formats. Once a programming niche has been developed, the Company's general strategy for maintaining ratings and increasing revenue is to build franchise value through creative music programming, rather than relying on particular high-profile on-air talent. The Company also routinely conducts market research to assist in refining and improving the programming of each of its stations.

         Distinctive Corporate Culture. The Company believes its distinctive corporate culture has contributed significantly to its ability to create and successfully operate innovative radio stations. Each of the Company's stations is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of their particular market. The Company has decentralized station operations to local management who are rewarded based on the performance of the individual station. Corporate management oversees and controls station spending, directs long-range planning, establishes Company policies and allocates resources. The Company believes that its entrepreneurial management approach has made it a highly desirable employer in the radio broadcasting industry and has significantly enhanced the Company's ability to attract and retain experienced and highly motivated employees, management and on-air talent.

         Focused Marketing Strategy. In recent years, radio advertising revenues have generally grown at a more rapid rate than total advertising revenues. The Company expects that this trend will continue to create potential for growth in advertising revenues for the radio broadcasting industry. In order to increase its share of these revenues, the Company's programming in each market is designed to appeal to a specific demographic group which the Company believes can result in increased revenues by attracting advertisers interested in reaching the targeted group. Within each radio market, the Company targets key demographic groups based on advertiser demand and the competitive formats in the market. Local and national sales efforts are designed to maximize the Company's share of advertising budgets allocated to its targeted demographic groups.

         The Company's strategy is to be a leader in creating marketing and sales development programs in each of its markets to attract new sources of advertising revenue. The Company has won numerous awards for its marketing efforts, particularly at KSHE-FM in St. Louis. The Company has led the industry in developing "vendor co-op" advertising revenue (i.e., revenue from a manufacturer or distributor which is used to promote its particular goods together with local retail outlets for those goods). Although this source of advertising revenue is common in the newspaper and magazine industry, the Company was among the first radio broadcasters to recognize the potential of vendor co-op advertising and implement a program to take advantage of this potential. The Company has also formed a national association of radio stations focusing on the age 12 to 24 demographic group to develop additional advertising revenue.

         Expansion Strategy. The Company believes it can enhance its ability to dominate a programming format by acquiring two or more stations in a particular market, because the Company can then program each station to deliver a larger share of a targeted demographic group to advertisers, while being less vulnerable to programming format competition. Accordingly, the Company has acquired additional stations in New York City and in Indianapolis, and it intends to pursue additional attractive acquisition opportunities in markets where it has existing stations and can achieve the potential for significant increases in Broadcast Cash Flow through programming enhancements and, to a lesser extent, through costs savings. The Company will also consider acquisitions of individual stations or groups of stations in other attractive markets where it expects that it can ultimately achieve a dominant position with one or more stations. The Company has entered into noncompetition agreements, however, in connection with the sales of various radio stations which restrict the Company from operating a station in New York City with a format principally consisting of sports-related programming or carrying certain sports programming until April 1997 and from entering the Boston market until May 1998.

         In analyzing potential acquisitions in new markets, the Company generally considers (i) the amount of money spent on radio advertising each year in the relevant market and the growth rate for this pool of revenue, (ii) the number of competitive stations in the market, including whether there is a niche in the local spectrum of programming formats or whether one of the competitors has a perceived vulnerability, (iii) whether the station proposed to be acquired has a competitive signal, (iv) whether value can be achieved through ownership of multiple stations, and (v) the minimum level of performance which can be expected from the station under the Company's management.

BROADCAST PROPERTIES

         In 1990, management of the Company decided to focus on a limited number of radio markets judged to have the greatest long-term growth potential. The Company's ongoing broadcasting operations are summarized in the following table:

                                                         OVERALL
                                                         STATION                                 RANKING IN
STATION           MARKET       MARKET       STATION      RANKING       PRIMARY                     PRIMARY
  AND             REVENUE      RANK BY      AUDIENCE        IN       DEMOGRAPHIC                 DEMOGRAPHIC
MARKET            SIZE(1)    REVENUE(1)     SHARE(2)    MARKET(2)      TARGET      FORMAT         TARGET(3)
- ------            -------    ----------     --------    ---------      ------      ------         ---------
KPWR-FM           $476.2         1             5.0          2           Ages       Dance/             1
Los Angeles                                                             12-24      Contemporary
                                                                                   Hit

WQHT-FM            428.0         2             5.4          1           Ages       Dance/             1
New York                                                                12-24      Contemporary
                                                                                   Hit

WRKS-FM            428.0         2             5.1          2           Ages       Classic Soul/      1
New York                                                                25-54      Smooth R & B

WKQX-FM            319.0         3             3.2          11          Ages       New Rock           4
Chicago                                                                 18-34

KSHE-FM             90.0        18             5.6          5           Ages       Album              2
St.  Louis                                                              18-34      Oriented
                                                                                   Rock

WENS-FM             62.0        27             5.8          5           Ages       Adult              4
Indianapolis                                                            25-54      Contemporary

WIBC-AM             62.0        27             9.7          3           Ages       News/Talk          3
Indianapolis                                                            25-54

WNAP-FM             62.0        27             4.9          8           Ages       70s Oldies         6
Indianapolis                                                            25-54


(1) "Market Revenue Size" is based on aggregate gross radio revenue for calendar year 1995. "Market Rank by Revenue" is the ranking of the Market Revenue Size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (1996 ed.). Market revenues are in millions.

(2) "Station Audience Share" is from the Winter 1996 Arbitron Survey. The generally accepted method of measuring the relative size of a radio station's audience is by reference to total persons, age 12 and older, Monday--Sunday, 6 a.m.--Midnight Average Quarter Hour shares as published by Arbitron. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries returned by selected listeners. A station's AQH share is a percentage computed by dividing the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by the average number of such persons for all stations in the market area. Arbitron compiles ratings data for various demographic groups as well as for total persons age 12 and older. "Overall Station Ranking in Market" is the ranking of the station among all radio stations in its market based on the station's AQH share according to the Winter 1996 Arbitron Survey.

(3) "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market and is based on the station's AQH share in the primary demographic target according to the Winter 1996 Arbitron Survey.

ADVERTISING SALES

         Virtually all of the revenue of a radio station is derived from local, regional and national advertising. Advertising rates charged by a radio station are a function of the station's ability to attract audiences in the demographic groups which advertisers wish to reach, and the number of stations competing in the market area. A station's listenership is reflected in rating service surveys of the number of listeners tuned to the station and the time spent listening. The

Company believes that its presence in the nation's three largest radio markets and its strong position in its targeted demographic groups in those markets make it attractive to national, regional and local advertisers.

         The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited, in part, by the format of a particular station and the local competitive environment. The Company strives to maximize revenue by constantly managing the number of commercials available and adjusting prices based upon demand by advertisers to reach the station's target demographic group.

         The Company has led the industry in developing "vendor co-op" advertising revenue (i.e., revenue from a manufacturer or distributor which is used to promote its particular goods together with local retail outlets for those goods). Although this source of advertising revenue is common in the newspaper and magazine industry, the Company was among the first radio broadcasters to recognize, and take advantage of, the potential of vendor co-op advertising. The Company's Revenue Development Systems division has established a network of radio stations which share information about sources of vendor co-op revenue. In addition, each of the Company stations has a salesperson devoted exclusively to the development of cooperative advertising.

         In addition to the sale of advertising time for cash, radio stations typically exchange advertising time for goods or services which can be used by the station in its business operations, including television and billboard advertising and such items as travel and entertainment services. The Company generally confines the use of such "trade" transactions to promotional items or services for which the Company would otherwise have paid cash. In addition, it is the Company's general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.

         Local and most regional sales are made by a station's sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. The majority of national and local advertising contracts are short-term, generally running for only a few weeks.

COMMUNITY INVOLVEMENT

         The Company believes that to be successful in radio broadcasting, its stations must be integrally involved in the communities they serve. To that end, each of the Company's stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of the Company's marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, The March of Dimes, American Cancer Society, Riley Children's Hospital and research foundations seeking cures for cystic fibrosis, leukemia and AIDS and helping to fight drug abuse.

         In addition to its planned activities, the Company's stations take leadership roles in community responses to natural disasters.

INDUSTRY INVOLVEMENT

         The Company has taken an active leadership role in a wide range of radio industry organizations. The Company's senior managers have served in various capacities with radio industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee and the Arbitron Advisory Council and as founding members of the Radio Operators Caucus. In addition, managers of the Company have been voted Radio President of the Year and General Manager of the Year, and at various times the Company was voted Most Respected Broadcaster in a poll of radio industry chief executive officers and managers.

COMPETITION

         The Company's radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, television, magazines, outdoor advertising, transit advertising and direct mail marketing. Competition within the radio broadcasting industry occurs primarily in individual market areas, so that a station in one market does not generally compete with stations in other market areas.

In each of its markets, the Company's stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors which are material to competitive position include the station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations, and through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers' revenues. Recent changes in the policies and rules of the Federal Communications Commission (the "FCC") permit increased joint ownership and joint operation of local radio stations. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company believes that each of its stations can compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

         Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcasting station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies that the FCC will license in that market.

         The radio broadcasting industry historically has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. The Company believes that radio's portability makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

PUBLISHING OPERATIONS

         The Company publishes two regional magazines and various radio industry statistical market guides. One of the magazines and the industry publications were acquired in 1988, and the other magazine was acquired in 1993.

         Duncan's American Radio. In 1988 the Company purchased the assets of Duncan's American Radio, Inc., which publishes American Radio and Duncan's Radio Market Guide. These publications, which consist of compilations of ratings and market data, are a primary source of radio industry data and are sold principally to broadcasters and financial institutions throughout the country.

         Indianapolis Monthly. The Company has also published Indianapolis Monthly magazine since 1988. Indianapolis Monthly covers matters of interest in the Indianapolis area and currently has a paid monthly circulation of approximately 45,000. Over the last few years the performance of the magazine has steadily improved despite a nationwide downturn in the city and regional magazine business largely attributable to unfavorable economic conditions. Competition for Indianapolis Monthly comes from other local publications, although Indianapolis Monthly is now the only general interest magazine focusing on the Indianapolis area.

         Atlanta. The Company acquired the assets of and began publishing Atlanta magazine on August 1, 1993. Atlanta covers matters of interest in the Atlanta area and currently has a paid monthly circulation of approximately 60,000. The magazine was unprofitable for several years before it was acquired by the Company for a nominal investment. Certain initiatives, including decreasing the number of employees at the magazine and changing the sales focus of the magazine from national advertising to local advertising, have contributed to improving profitability. The Company also anticipates that the 1996 Olympics in Atlanta will augment the magazine's revenues.

EMPLOYEES

         As of February 29, 1996 the Company had approximately 402 full-time employees and approximately 112 part-time employees. The Company's on-air employees at its New York and Chicago radio stations, totaling approximately 48 persons, are covered by a union contract with the American Federation of Television and Radio Artists. The Company considers relations with its employees to be excellent.

FEDERAL REGULATION

         Radio broadcasting is subject to the jurisdiction of the FCC under The Communications Act of 1934, as amended (the "Communications Act"). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate radio licenses in such manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the location of stations, regulates the apparatus used by stations, and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC. The Telecommunications Act of 1996 (the "Telecom Act") amended the Communications Act in a number of important respects. Other legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. The Company cannot predict whether any such legislation will be enacted or new or amended FCC regulations adopted or what their effect would be on the Company.

         License Renewal. Radio station licenses are currently issued for maximum terms of seven years and are renewable for maximum terms of seven years. The Telecom Act authorizes maximum license terms of eight years, and the FCC has initiated a proceeding looking toward implementing that change. The Company's licenses currently have the following expiration dates, until renewed:

         WENS-FM (Indianapolis) . . . . . . . . . . . . . . . . . . . . . . . . . .  August 1, 1996*
         WKQX-FM (Chicago)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  December 1, 1996
         KSHE-FM (St.  Louis) . . . . . . . . . . . . . . . . . . . . . . . . . . .  February 1, 1997
         KPWR-FM (Los Angeles)  . . . . . . . . . . . . . . . . . . . . . . . . . .  December 1, 1997
         WQHT-FM (New York) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  June 1, 1998
         WIBC-AM (Indianapolis) . . . . . . . . . . . . . . . . . . . . . . . . . .  August 1, 1996*
         WNAP-FM (Indianapolis) . . . . . . . . . . . . . . . . . . . . . . . . . .  August 1, 1996*
         WRKS-FM (New York) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  June 1, 1998

         *License renewal applications pending at the FCC

         Under the Telecom Act, at the time an application is filed for renewal for a radio station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the grant of denial of the application. A competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (i) has served the public interest, convenience and necessity; (ii) has committed no serious violations of the Communications Act or the FCC's rules; and (iii) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In a vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny applications are filed against broadcast license renewal applications.

         Ownership Matters. Under the Telecom Act, the number of radio stations that may be owned by one entity in a given radio market is dependent on the number of commercial stations in that market: if the market has 45 or more stations, one entity may own not more than eight stations, of which not more than five may be in one service (AM or FM); if the market has between 33 and 44 stations, one entity may own not more than seven stations, of which not more than four may be in one service; if the market has between 15 and 29 stations, a single entity may own not more than six stations, of which not more than four may be in one service; and if the market has fourteen or fewer stations, one entity may own not more than five stations, of which not more than three may be in one service, except that in such a market one entity may not own more than fifty percent of the stations in the market. Each of the five markets in which the Company's radio stations are located has at least 15 commercial radio stations. The Telecom Act eliminated restrictions on the number of radio stations that may be owned by one entity nationwide. One entity may not own a radio station together with a television station or daily newspaper in the same market, although common ownership of a radio station and a television station in the same market is permitted upon a finding by the FCC that such ownership is in the public interest. The FCC has established a liberal waiver policy to permit common ownership of a radio station and a television station in any of the nation's 25 largest markets; the Telecom Act directs the FCC to extend that policy to the 50 largest markets.

         In the case of all of these ownership rules, the FCC requires the attribution of broadcast licenses between a broadcasting company and certain of its stockholders, officers or directors so that there would be a violation of FCC regulations where such a stockholder, officer or director and the broadcasting company together held more than the permitted number of stations or a prohibited combination of media outlets in the same market. Under FCC rules, with certain exceptions, attribution of broadcast licenses occurs where any five percent voting stockholder or officer or director of a broadcasting company directly or indirectly owns, operates, controls or has a five percent voting interest in or is an officer or director of any other broadcasting company. Attribution also occurs in the case of general partnership interests and in the case of limited partnership interests where a limited partner is "materially involved" in the media-related activities of the partnership. Passive investments of less than ten percent of the voting interest in a broadcasting company held by certain categories of financial institutions are generally not cognizable for purposes of the foregoing rules of attribution.
In cases involving competing media in the same market, however, FCC policy in certain instances prohibits common ownership interests under its "cross-interest" policy even where they are non-voting interests or fall below the five percent and ten percent "benchmarks" discussed above, although the FCC has initiated proceedings to inquire whether this policy should be liberalized or eliminated. The Company's Amended and Restated Articles of Incorporation and By-Laws authorize the Board of Directors to prohibit any ownership, voting or transfer of its capital stock which would cause the Company to violate the Communications Act or FCC regulations.

         For purposes of the local radio ownership rules described above, a station is considered to have an attributable interest in another station in the same market if the first station provides the programming for more than 15% of the broadcast time, on a weekly basis, of the second station. As a result, such programming arrangements may not be entered into by station combinations that could not be commonly owned under FCC rules.

         In cases where one person or entity (such as Jeffrey H. Smulyan in the case of the Company) holds more than 50% of the combined voting power of the common stock of a broadcasting company, a minority shareholder of the company generally would not acquire an "attributable" interest in the company.
However, any attributable interest by any such shareholder in another broadcast station or daily newspaper in a market where such company owns, or seeks to acquire, a station would still be subject to review by the FCC under its "cross-interest" policy, and could result in the company's being unable to obtain from the FCC one or more authorizations needed to conduct its radio station business or being unable to obtain FCC consents for future acquisitions. Further, in the event that a majority shareholder of a company (such as Mr. Smulyan in the case of the Company) were no longer to hold more than 50% of the combined voting power of the common stock of the company, the interests of minority shareholders which had theretofore been considered nonattributable could become attributable, with the result that any other media interests held by such shareholders would be combined with the media interests of such company for purposes of determining compliance with FCC ownership rules. In the case of the Company, Mr. Smulyan's level of voting control could decrease to or below 50% as a result of transfers of Common Stock pursuant to agreement or conversion of the Class B Common Stock into Class A Common Stock. In the event of any noncompliance, steps required to achieve compliance could include divestitures by either the shareholder or the affected company. Further, other media interests of shareholders having or acquiring an attributable interest in such a company could result in the company being unable to obtain from the FCC one or more authorizations needed to conduct its radio station business or being unable to obtain FCC consents for future acquisitions. Conversely, a company's media interests could operate to restrict other media investments by shareholders having or acquiring an interest in the company.

         Under the Communications Act, no FCC license may be held by a corporation of which more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). Furthermore, the Communications Act provides that no FCC license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC finds the public interest will be served by the refusal of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other forms of business organization, including partnerships. The Company's Amended and Restated Articles of Incorporation and Code of By-Laws authorize the Board of Directors to prohibit such ownership, voting or transfer of its capital stock as would cause the Company to violate the Communications Act or FCC regulations.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Broadcast of obscene or indecent material is regulated by the FCC as well as by state and federal law. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full seven-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Recent Developments and Proposed Changes. The Telecom Act authorizes local telephone companies to offer video and audio programming to their customers over their phone lines under certain circumstances.

         The FCC has initiated a proceeding looking toward a broad review of its ownership attribution rules and its cross-interest policy. Possible changes include (i) raising the benchmarks for attributing ownership to both active and passive investors in a corporate licensee, (ii) restricting the availability of the attribution exemption for minority shareholders in corporations having a "single majority shareholder," (iii) limiting the attribution exemption for holders of nonvoting stock who possess other rights giving them potential influence over a licensee, and (iv) extension of the cross-interest policy to situations where a creditor or other holder of a nonattributable interest holds, through contractual or other relationships, the ability to influence the operations of a licensee.

         The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting, including the reinstatement of the so-called "fairness doctrine"; technical and frequency allocation matters; AM stereo broadcasting; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; proposals to reimpose holding periods for licenses; changes to broadcast technical requirements; proposals to tighten safety guidelines relating to radio frequency radiation exposure; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals without such bidding.

         The FCC is currently considering whether to authorize the use of a new technology, digital audio broadcasting ("DAB"), to deliver audio programming. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The FCC has allocated spectrum space for satellite delivered DAB, but has not yet adopted rules that would govern such a service. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

         The Company cannot predict whether any proposed changes will be adopted nor can it predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

         The foregoing is only a brief summary of certain provisions of the Communications Act and of specific FCC regulations. Reference is made to the Communications Act, FCC regulations and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

ITEM 2.  PROPERTIES.

         The following table sets forth information with respect to the Company's offices and studios and its broadcast tower locations. Management believes that the Company's properties are in good condition and are suitable for the Company's operations.

                                                                                                EXPIRATION
                                                      YEAR PLACED           OWNED OR              DATE
PROPERTY                                              IN SERVICE             LEASED             OF LEASE
- --------                                              ----------             ------             ---------
WENS-FM/WNAP-FM/Corporate Headquarters/                   1990               Leased           February 2000(1)
Indianapolis Monthly/Duncan's American Radio
950 North Meridian Street
Indianapolis, Indiana
WENS-FM Tower                                             1985               Owned                   --
WNAP-FM Tower                                             1981               Owned                   --

KSHE-FM                                                   1986               Leased           August 1996
700 St.  Louis Union Station
St.  Louis, Missouri
KSHE-FM Tower                                             1984               Leased           May 2000(1)

KPWR-FM                                                   1988               Leased           February 1998(2)
2600 West Olive
Burbank, California
KPWR-FM Tower                                             1993               Leased           March 2003(3)

WQHT-FM                                                   1988               Leased           November 1999(2)(5)
1372 Broadway
New York, New York
WQHT-FM Tower                                             1988               Leased           April 1996(4)

WKQX-FM                                                   1988               Leased           July 1999
Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                             1988               Leased           September 1999(2)

Atlanta Magazine Office                                   1993               Leased           July 1997
1360 Peachtree Street
Atlanta, Georgia

WIBC-AM                                                   1983               Leased           November 1998(1)
9292 North Meridian Street
Indianapolis, Indiana
WIBC-AM Tower                                             1966               Owned                   --

WRKS-FM                                                   1989               Leased           April 1996(5)
1440 Broadway
New York, New York
WRKS-FM Tower                                             1984               Leased           November 2005
- --------------

(1) The lease provides for two renewal options of five years each following the expiration date.

(2) The lease provides for one renewal option of five years following the expiration date.

(3) The lease provides for one renewal option of ten years following the expiration date. The Company also owns a tower site which it placed in service in 1984 and currently uses as a back-up facility and on which it leases space to other broadcasters.

(4) The lease has expired but the landlord has indicated that the lease will be renewed.

(5) A new lease at a different location has been signed and will include both WQHT-FM and WRKS-FM. This lease is scheduled for occupancy in August 1996 and expires in June 2012.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to shareholders during the Company's fourth quarter.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's Class A Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol EMMS.


Share price information for prior years follows:

Quarter Ended                             High                     Low
   May 1994                              15.75                    11.00

   August 1994                           15.25                    12.50

   November 1994                         16.75                    14.25

   February 1995                         17.75                    13.50

   May 1995                              22.25                    16.375

   August 1995                           31.75                    21.25

   November 1995                         35.00                    25.25

   February 1996                         40.25                    26.75

At 5/1/96, there were approximately 194 record holders of the Class A Common Stock, and there was one holder of the Company's Class B Common Stock.

The Company intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) YEAR ENDED FEBRUARY 28 (29),
- ------------------------------------------------------------------------------------------
                                  1992       1993         1994       1995        1996

OPERATING DATA:
Net broadcasting revenues      $ 76,256   $ 49,724     $ 50,311   $ 66,815    $ 99,830
Broadcasting operating
  expenses                       56,024     34,431       29,368     38,794      53,948
Publication and other
  revenue, net of operating
  expenses                          854        954          657        593         896
International business
  development expenses               --         --           --        313       1,264
Corporate expenses                4,409      2,867        2,766      3,700       4,419
Depreciation and
  amortization                    6,086      3,561        2,812      3,827       5,677
Noncash compensation               (350)     1,517        1,724        600       3,667
- ------------------------------------------------------------------------------------------
Operating income                 10,941      8,302       14,298     20,174      31,751
Interest expense                 28,705     19,334       13,588      7,849      13,540
Gain on disposition of
  radio stations                  8,007     40,007          --          --          --
Other income (expense), net         128     (1,761)       (367)       (170)       (303)
- ------------------------------------------------------------------------------------------
Income (loss) before
  income taxes and
  extraordinary item             (9,629)    27,214         343      12,155      17,908
Income (loss) before
  extraordinary item             (9,629)    25,114        (957)      7,627      10,308
Net income (loss)                (9,629)    25,114      (4,365)      7,627      10,308
Net income (loss) available
  to common shareholders         (9,955)    24,388      (5,853)      7,627      10,308
Net income per common and
 common equivalent share                                                      $    .92
Weighted average shares
  outstanding                                                               11,208,862
- ------------------------------------------------------------------------------------------
OTHER DATA:
Broadcast cash flow              20,232     15,293      20,943      28,021      45,882
Operating cash flow              16,677     13,380      18,836      24,601      41,095
Capital expenditures                500        549         659       1,081       1,396
Number of radio stations
  owned at end of period              7          5           5           8           8

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) FEBRUARY 28 (29),
- ------------------------------------------------------------------------------------------
                                  1992       1993         1994       1995        1996
- ------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Cash                           $  4,354  $   3,142    $  1,607  $    3,205    $  1,218
Working capital                   3,566    (39,723)      6,210      10,088      14,761
Net intangible assets            65,714     31,556      30,751     139,729     135,830
Total assets                    101,870     67,588      57,849     183,441     176,566
Total debt                      161,805     98,177      92,345     152,322     124,257
Redeemable preferred stock        4,789      5,515      11,250          --          --
Shareholders'  equity (deficit) (80,208)   (54,303)    (54,229)     (2,661)     13,884
- ------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


GENERAL

The performance of a radio group, such as Emmis, is customarily measured by the ability of its stations to generate Broadcast Cash Flow. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not as a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles, the Company believes that Broadcast Cash Flow is useful because it is generally recognized by the radio broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting companies. The main components of Broadcast Cash Flow are advertising revenues net of agency commissions and operating expenses. The primary source of advertising revenues is the sale of advertising time to local and national advertisers. The most significant operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs.

The Company's revenues are affected primarily by the advertising rates its radio stations charge. These rates are in large part based on the stations' ability to attract audiences in demographic groups targeted by their advertisers, as measured principally on a quarterly basis by Arbitron Radio Market Reports. Because audience ratings in a station's local market are critical to the station's financial success, the Company's strategy is to use market research and advertising and promotion to attract and retain listeners in each station's chosen demographic target group.

In addition to the sale of advertising time for cash, radio stations typically exchange advertising time for goods or services which can be used by the station in its business operations. The Company generally confines the use of such trade transactions to promotional items or services for which the Company would otherwise have paid cash. In addition, it is the Company's general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.

RECENT EVENTS

On June 9, 1994, the Company completed its acquisition of substantially all of the assets of radio stations WIBC-AM and WNAP-FM (formerly WKLR-FM) for approximately $26.6 million. The acquisition was financed through additional borrowings under the Company's existing Credit Facility.

On July 7, 1994, the Company invested approximately $2.5 million for a 24.5% interest in TalkRadio UK Limited (TRUK). Subsequently, the Company invested an additional $1.0 million to support the operations of TRUK. TRUK owns and operates the first and only talk radio network covering the entire United Kingdom. In conjunction with this investment, the Company organized Emmis International Corporation as a wholly owned subsidiary for the purpose of identifying, investigating and developing international broadcast investment or other international business opportunities. Emmis reported losses from the operations of TRUK since inception of approximately $3.5 million ($3.1 million for the year ended February 29, 1996). On November 7, 1995, the Company sold its 24.5% interest in TRUK for approximately $3.0 million and recorded a gain on sale of approximately $2.7 million.

On December 1, 1994, the Company acquired all of the outstanding capital stock and working capital of Summit Broadcasting Holding Company (including $4.5 million of net working capital) for approximately $72.5 million in cash.
Summit Broadcasting Holding Company owned all the outstanding capital stock of Summit-New York Broadcasting Corporation which, in turn, owns and operates WRKS-FM in New York City (WRKS-FM together with WIBC-AM and WNAP-FM, are hereafter referred to as the Acquired Stations). The Company amended its Credit Facility to add an $80 million revolver/term loan facility which was utilized to finance this purchase.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 1996 COMPARED TO YEAR ENDED FEBRUARY 28, 1995. Net broadcasting revenues for the year ended February 29, 1996, were $99.8 million compared to $66.8 million for the same period of the prior year, an increase of $33.0 million or 49.4%. This increase is due to increases in net broadcasting revenues at the Company's broadcasting properties as well as the Indianapolis and New York acquisitions.

Total broadcasting operating expenses for the year ended February 29, 1996, were $53.9 million compared to $38.8 million for the same period of the prior year, an increase of $15.1 million or 39.1%. This increase is principally due to the addition of the Acquired Stations.

Publication and other revenues net of operating expenses for the year ended February 29, 1996, were $0.9 million compared to $0.6 million for same period of the prior year, an increase of $0.3 million or 51.1%. This increase is principally a result of an increase in revenue net of operating expenses from Atlanta magazine and Indianapolis Monthly magazine.

Corporate expenses for the year ended February 29, 1996, were $4.4 million compared to $3.7 million for the same period of the prior year, an increase of $0.7 million or 19.4%. This increase is primarily due to increased compensation, increased professional fees and costs associated with the legal requirements of and transacting business as a public company.

International business development expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Such expenses were $1.3 million for the fiscal year ended February 29, 1996, compared to $0.3 million for the same period of the prior year, an increase of $1.0 million. This increase is due to the formation of Emmis International Corporation during the quarter ended February 28, 1995. These expenses consist primarily of salaries, travel and various administrative costs.

Depreciation and amortization expense for the year ended February 29, 1996, was $5.7 million compared to $3.8 million for the same period of the prior year, an increase of $1.9 million or 48.3%. This increase is due to the addition of the Acquired Stations.

Noncash compensation expense for the year ended February 29, 1996, was $3.7 million compared to $0.6 million for the same period of the prior year, an increase of $3.1 million. Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase is due primarily to an increase in compensation expense related to options granted and restricted common stock issued to employees of the Company and a larger contribution to the Profit Sharing Plan.

Interest expense for the fiscal year ended February 29, 1996, was $13.5 million compared to $7.8 million for the same period of the prior year, an increase of $5.7 million. This increase is principally due to the Indianapolis and New York acquisitions and higher interest rates than experienced in the prior year under the Company's credit facility.

Accounts receivable at February 29, 1996, were $19.2 million compared to $16.8 million at February 28, 1995, an increase of $2.4 million or 13.9%. This increase in accounts receivable is due primarily to increases in net broadcasting revenues.

YEAR ENDED FEBRUARY 28, 1995 COMPARED TO YEAR ENDED FEBRUARY 28, 1994. Net broadcasting revenues for the year ended February 28, 1995, were $66.8 million compared to $50.3 million for the same period of the prior year, an increase of $16.5 million or 32.8%. This increase is a result of increased net broadcasting revenues at the five radio stations the Company owned and operated during the entire fiscal year, augmented by the incremental revenue from the Acquired Stations.

Total broadcasting operating expenses for the year ended February 28, 1995, were $38.8 million compared to $29.4 million for the same period of the prior year, an increase of $9.4 million or 32.1%. This increase is principally due to the addition of the Acquired Stations.

Publication and other revenues net of operating expenses for the year ended February 28, 1995, were $0.6 million compared to $0.7 million for the same period of the prior year, a decrease of $0.1 million or 9.7%. This decrease is principally a result of a decrease in revenue net of operating expenses from Atlanta magazine offset partially by an increase of revenues net of operating expenses from Indianapolis Monthly magazine.

Corporate expenses for the year ended February 28, 1995, were $3.7 million compared to $2.8 million for the same period of the prior year, an increase of $0.9 million or 33.8%. This increase is primarily due to additional costs associated with the legal requirements of and transacting business as a public company.

International business development expenses reflect costs associated with Emmis International Corporation. The purpose of this new wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Such expenses were $0.3 million for the fiscal year ended February 28, 1995. These expenses consisted primarily of salaries, travel and various administrative costs.

Depreciation and amortization expense for the year ended February 28, 1995, was $3.8 million compared to $2.8 million for the same period of the prior year, an increase of $1.0 million or 36.1%. This increase is due to the addition of the Acquired Stations.

Noncash compensation expense for the year ended February 28, 1995, was $0.6 million compared to $1.7 million for the same period of the prior year, a decrease of $1.1 million or 65.2%. Noncash compensation includes compensation expense associated with stock options granted and common stock contributed to the Company's Profit Sharing Plan. This decrease is due primarily to a decrease in compensation expense related to options granted to employees of the Company partially offset by a larger contribution to the Profit Sharing Plan.

Interest expense for the fiscal year ended February 28, 1995, was $7.8 million compared to $13.6 million for the same period of the prior year, a decrease of $5.7 million or 42.2%. This decrease is principally due to proceeds of the initial public offering being used to reduce outstanding indebtedness at the beginning of the fiscal year ended February 28, 1995, and the reduced cost of borrowing achieved through the current credit facility, offset partially by slightly higher interest rates during the second half of the fiscal year.

Accounts receivable at February 28, 1995, was $16.8 million compared to $9.2 million at February 28, 1994, an increase of $7.6 million or 82.0%. This increase in accounts receivable is due primarily to the addition of the Acquired Stations and to increases in net broadcasting revenues at the stations owned for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On December 20, 1993, the Company entered into a $100 million Credit Facility comprised of a $40 million revolver/term loan and a $60 million reducing revolving credit facility. On December 21, 1993, $93 million was borrowed under the facility and used, in combination with available cash, to retire the senior secured loans which then existed in the amount of $37.6 million plus accrued interest and to redeem the senior subordinated notes at their $50 million aggregate principal amount plus accrued interest and a $4 million premium. In connection with the redemption of the senior subordinated notes, the Company recognized an extraordinary loss of $3.4 million.

During the fiscal year ended February 28, 1995 this Credit Facility was amended to add an $80 million revolver/term loan facility, a portion of the proceeds of which were used to acquire the stock of the corporation which owns and operates WRKS-FM in New York City. In connection with this amendment, the $40 million revolver/term loan was converted to a term loan and the quarterly commitment reduction schedule of the $60 million reducing revolving credit facility was revised. In the fiscal year ended February 29, 1996, the Company made voluntary payments of $28.0 million under its Credit Facility. As of February 29, 1996, the Company had $50.0 million available for borrowing under the Credit Facility. A full discussion of the Company's long-term debt is contained in footnote 5 to the Company's audited consolidated financial statements.

On March 2, 1994, Emmis received approximately $40.4 million of proceeds from its initial public offering of 2.8 million shares of Class A Common Stock. The Company used approximately $9.2 million of the proceeds to redeem its Series B Preferred Stock and associated detachable warrants. The remaining proceeds were used principally to reduce amounts outstanding under the Credit Facility. A complete discussion of the Company's initial public offering and related transactions is contained in footnote 2 to the audited consolidated financial statements contained herein.

In the fiscal years ended February 29, 1996, and February 28, 1995 and 1994, the Company had capital expenditures of $1.4 million, $1.1 million and $0.7 million, respectively. The Company's capital expenditures consist primarily of broadcasting equipment purchases and tower upgrades. For the fiscal year ending February 28, 1997, the Company anticipates that capital expenditures for its broadcasting properties will be higher than historic levels. This increase will result from leasehold improvements to office and studio facilities in connection with the move of its New York broadcast properties to a new location.

The Company expects that cash flow from operating activities will be sufficient to fund all debt service, working capital and capital expenditure requirements. As part of its business strategy, the Company frequently evaluates potential acquisitions of radio stations. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.
`
INFLATION

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and Subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Broadcasting Corporation and Subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP
                                                            -------------------
                                                            ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
March 28, 1996.



Consolidated Balance Sheets



(Dollars in thousnds, except per share data)                                                                    February 28 (29),
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1995                                     1996
- -----------------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                       $  3,205                                 $  1,218
Accounts receivable, net of allowance  for doubtful
 accounts of $620 and $799 at February 28, 1995
 and February 29, 1996, respectively                                              16,831                                   19,172
Prepaid expenses                                                                   1,522                                    1,283
Current income tax receivable                                                         --                                    1,501
Other                                                                              1,559                                    1,048
- ------------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                            23,117                                   24,222
- ------------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
 Land and buildings                                                                1,571                                    1,009
 Leasehold improvements                                                            1,646                                    1,391
 Broadcasting equipment                                                           12,980                                   13,252
 Furniture and fixtures                                                            5,584                                    6,108
 Construction in progress                                                            141                                      515
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                  21,922                                   22,275

Less-Accumulated depreciation and amortization                                    14,611                                   15,204
- ------------------------------------------------------------------------------------------------------------------------------------
  Total property and equipment, net                                                7,311                                    7,071
- ------------------------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS:
 FCC licenses                                                                    125,985                                  126,116
 Trademarks and organization costs                                                 2,167                                    1,400
 Excess of cost over fair value of net assets
  of purchased businesses                                                         20,371                                   20,371
Other intangibles                                                                  2,633                                    2,633
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                 151,156                                  150,520

Less-Accumulated amortization                                                     11,427                                   14,690
- ------------------------------------------------------------------------------------------------------------------------------------
  Total intangible assets, net                                                   139,729                                  135,830
- ------------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Deferred debt issuance costs and cost of interest
  rate cap agreements, net of accumulated
  amortization of $812 and $2,554 at February 28,
  1995 and February 29, 1996, respectively                                         4,239                                    2,555
Investments                                                                        7,357                                    5,113
Deposits and other                                                                 1,688                                    1,775
- ------------------------------------------------------------------------------------------------------------------------------------

  Total other assets, net                                                         13,284                                    9,443
- ------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $183,441                                 $176,566
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes





(Dollars in thousands, except per share data)                                                                    February 28 (29),
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1995                                     1996
- -----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of long-term debt                                           $  2,675                                 $     77
 Accounts payable                                                                  3,441                                    2,872
 Accrued salaries and commissions                                                  2,730                                    3,560
 Accrued interest                                                                  1,592                                      320
 Deferred revenue                                                                  1,547                                    1,198
 Other                                                                             1,044                                    1,434
- ------------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                       13,029                                    9,461

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                        149,647                                  124,180

OTHER NONCURRENT LIABILITIES                                                         616                                    1,361

DEFERRED INCOME TAXES                                                             22,810                                   27,680
- ------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              186,102                                  162,682
- ------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (DEFICIT):
 Class A Common Stock, $.01 par value; authorized
  34,000,000 shares; issued and outstanding 7,997,692
  shares and 8,264,940 shares at February 28, 1995
  and February 29, 1996, respectively                                                 80                                       83
 Class B Common Stock, $.01 par value; authorized
  6,000,000 shares; issued and outstanding
  2,655,122 shares and 2,606,332 shares at
  February 28, 1995 and February 29, 1996, respectively                               27                                       26
 Additional paid-in capital                                                       59,552                                   65,852
 Accumulated deficit                                                             (62,385)                                 (52,077)
 Cumulative translation adjustments                                                   65                                       --
- ------------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity (deficit)                                             (2,661)                                  13,884
- ------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity (deficit)                          $183,441                                 $176,566
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes


Consolidated Statements of Operations



(Dollars in thousands, except per share data)                                                          Year Ended  February 28 (29),
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     1994                        1995                          1996
- -----------------------------------------------------------------------------------------------------------------------------------

GROSS BROADCASTING REVENUES                                       $59,251                     $78,811                      $117,562

LESS-AGENCY COMMISSIONS                                             8,940                      11,996                        17,732
- ------------------------------------------------------------------------------------------------------------------------------------

NET BROADCASTING REVENUES                                          50,311                      66,815                        99,830
 Broadcasting operating expenses                                   29,368                      38,794                        53,948
 Publication and other revenue, net of operating expenses             657                         593                           896
 International business development expenses                           --                         313                         1,264
 Corporate expenses                                                 2,765                       3,700                         4,419
 Depreciation and amortization                                      2,812                       3,827                         5,677
 Noncash compensation                                               1,725                         600                         3,667
- ------------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                   14,298                      20,174                        31,751
- ------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                                 (13,588)                     (7,849)                      (13,540)
 Equity in loss of unconsolidated affiliate                            --                        (348)                       (3,111)
 Gain on sale of investment in TalkRadio U.K.                          --                          --                         2,729
 Other income (expense), net                                          (367)                        178                           79
- ------------------------------------------------------------------------------------------------------------------------------------

   Total other income (expense)                                    (13,955)                    (8,019)                      (13,843)
- ------------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                      343                     12,155                         17,908

PROVISIONS FOR INCOME TAXES                                          1,300                      4,528                          7,600
- ------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               (957)                     7,627                         10,308

EXTRAORDINARY ITEM - loss on early extinguishment
of debt, net of income tax benefit of $2,300                        (3,408)                        --                             --
- ------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                   (4,365)                    (7,627)                        10,308
 Preferred stock dividends and discount accretion                   (1,488)                        --                            --
- ------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                 $(5,853)                    $7,627                        $10,308
- ------------------------------------------------------------------------------------------------------------------------------------

Net income per common and common equivalent share                                              $  .70                        $   .92
- ------------------------------------------------------------------------------------------------------------------------------------

Net income per common share assuming full dilution                                             $  .70                        $   .91
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes



Consolidated Statements of Changes in  Shareholders' Equity (Deficit)



(Dollars in thousands, except per share data)
- ----------------------------------------------------------------------------------------------------------------------------------
                                 Class A           Class B
                                Common Stock     Common Stock
                                ------------------------------
                                                                                                                         Total
                                                                                 Additional                Cumulative  Shareholders'
                                       Shares                   Shares             Paid-in    Accumulated  Translation   Equity
                                  Outstanding   Amount      Outstanding  Amount    Capital        Deficit  Adjustments   (Deficit)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1993         2,854,950      $28      3,969,500    $  40    $ 9,788       $ (64,159)      $ --    $(54,303)
Issuance of warrants                      --       --             --       --      5,753              --         --       5,753
Series A Preferred Stock dividend         --       --             --       --         --            (991)        --        (991)
Series B Preferred Stock dividend         --       --             --       --         --            (302)        --        (302)
Series B Preferred Stock discount
   accretion                              --       --             --       --         --            (195)        --        (195)
Compensation related to granting
   of stock options                       --       --             --       --      1,426              --         --       1,426
Issuance of Class A Common
 Stock in exchange for
 Class B Common Stock                400,000        4       (400,000)      (4)        --              --         --          --
Exercise of stock options            111,341        1             --       --         (1)             --         --          --
Issuance of Class A Common
 Stock to profit sharing plan         18,750        1             --       --        299              --         --         300
Costs incurred for initial
 public offering                          --       --             --       --     (1,552)             --         --      (1,552)
Net loss                                  --       --             --       --         --         (4,365)         --      (4,365)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1994         3,385,041       34      3,569,500       36     15,713         (70,012)        --     (54,229)
Conversion of Series A
 Preferred Stock                     765,963        8             --       --      6,498              --         --       6,506
Initial public offering, net of
 costs incurred of $214            2,800,000       28             --       --     40,120              --         --      40,148
Redemption and retirement of
 Series B Preferred Stock and
 associated detachable warrants           --       --             --       --     (4,467)             --         --      (4,467)
Issuance of Class A Common Stock
 in exchange for Class B
 Common Stock                        914,378        9       (914,378)      (9)        --              --         --          --
Issuance of Class A Common Stock
 in exchange for Emmis Publishing
 Corporation common stock             45,624       --             --       --        582              --         --         582
Exercise of stock options and
 related income tax benefits          52,311        1             --       --        506              --         --         507
Compensation related to granting
 of stock options                         --       --             --       --         50              --         --          50
Issuance of Class A Common
 Stock to profit sharing plan         34,375       --             --       --        550              --         --         550
Translation adjustments                   --       --             --       --         --              --         65          65
Net income                                --       --             --       --         --           7,627         --       7,627
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1995         7,997,692       80      2,655,122       27     59,552         (62,385)        65      (2,661)
Issuance of Class A Common
 Stock in exchange for Class B
 Common Stock                         48,790        1        (48,790)      (1)        --              --         --          --
Exercise of stock options and
 related income tax benefits         198,850        2             --       --      2,633              --         --        2,635
Compensation related to granting
 of stock and stock options               --       --             --       --      2,917              --         --        2,917
Issuance of Class A Common
 Stock to profit sharing plan         19,608       --             --       --        750              --         --          750
Translation adjustments                   --       --             --       --         --              --        (65)         (65)
Net income                                --       --             --       --         --          10,308         --       10,308
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 1996          8,264,940      $83      2,606,332    $  26    $65,852       $ (52,077)      $ --     $ 13,884
- ----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes



Consolidated Statements of Cash Flows



(DOLLARS IN THOUSANDS)                                                                  Year ended February 28 (29),
- -----------------------------------------------------------------------------------------------------------------------
                                                       1994                      1995                             1996
- -----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                  $ (4,365)                  $ 7,627                         $ 10,308
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities-
 Extraordinary loss on early extinguishment
  of debt before income tax benefit                   5,708                        --                               --
Depreciation and amortization of property and
 equipment                                            1,506                     1,556                            1,636
Amortization of debt issuance costs and cost of
 interest rate cap agreements, net of
 accelerated amortization included in
 extraordinary loss on early extinguishment
 of debt in 1994                                      3,263                       660                            1,742
Amortization of intangible assets                     1,306                     2,271                            4,041
Provision (credit) for deferred income taxes         (1,060)                    4,253                            4,870
Gain on sale of TalkRadio U.K.                           --                        --                           (2,729)
Compensation related to stock and stock options
 granted                                              1,425                        50                            2,917
Contribution to profit sharing plan paid with
 common stock                                           300                       550                              750
Equity in loss of unconsolidated affiliate               --                       348                            3,111
(Increase) decrease in certain current assets
(net of dispositions and acquisitions)-
  Accounts receivable                                (1,916)                   (3,745)                          (2,341)
  Prepaid expenses and other current
   assets                                               184                      (298)                            (751)
Increase (decrease) in certain current
 liabilities (net of dispositions and
 acquisitions)-
  Accounts payable                                      841                        46                             (569)
  Accrued salaries and commissions                     (163)                    1,066                              830
  Accrued interest                                   (5,355)                    1,479                           (1,272)
  Deferred revenue                                     (427)                      290                             (349)
  Other current liabilities                          (3,826)                      139                              390
(Increase) decrease in deposits and
 other assets                                          (913)                       31                             (108)
Increase (decrease) in other noncurrent
 liabilities                                           (685)                     (843)                             745
- -----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating
 activities                                          (4,177)                   15,480                           23,221
- -----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Acquisition of WIBC-AM and WNAP-FM                      --                   (26,576)                             --
 Costs incurred for WRKS-FM Acquisition                  --                   (72,536)                            (131)
 Investment in and advances to TalkRadio U.K.            --                    (2,489)                            (980)
 Acquisition of Atlanta magazine                       (150)                       --                               --
 Purchases of property and equipment                   (659)                   (1,081)                          (1,396)
 Net proceeds from disposition of radio stations     11,205                        --                               --
 Net proceeds from disposition of investment
  in TalkRadio U.K.                                      --                        --                            2,729
Acquisition of intangible asset                        (28)                        --                               --
- -----------------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by investing
     activities                                      10,368                  (102,682)                             222
- -----------------------------------------------------------------------------------------------------------------------



(Dollars in thousands)                                                             Year Ended February 28 (29),
- ----------------------------------------------------------------------------------------------------------------
                                                        1994                      1995                    1996
- ----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from initial public offering                      --                   40,362                      --
Costs incurred for initial public offering             (1,552)                    (214)                     --
Proceeds from exercise of stock options
 and related income tax benefits                           --                      267                   2,635
Redemption and retirement of Series B
 Preferred Stock and associated
 detachable warrants                                       --                   (9,211)                     --
Proceeds from issuance of Series B Preferred Stock
 and associated detachable warrants                    10,000                       --                      --
Proceeds of long-term debt                            183,000                  100,000                  29,518
Payments of long-term debt                           (188,895)                 (40,079)                (57,583)
Payment of loan fees                                   (6,279)                  (1,533)                     --
Purchase of interest rate cap agreements                   --                     (792)                     --
Premium on early extinguishment of debt                (4,000)                      --                      --
- ----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities       (7,726)                  88,800                 (25,430)
- ----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,535)                   1,598                  (1,987)

CASH AND CASH EQUIVALENTS:
Beginning of year                                       3,142                    1,607                   3,205
- ----------------------------------------------------------------------------------------------------------------
End of year                                          $  1,607                  $ 3,205                 $ 1,218
- ----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
  Interest                                           $ 15,569                    5,710                 $13,112
  Income taxes                                            929                      264                   2,931
Noncash investing and financing transactions -
  Fair value of assets acquired by incurring debt          63                       50                      17
  Dividend on preferred stock paid with  preferred
  stock                                                 1,293                       --                      --

ACQUISITION OF ATLANTA MAGAZINE:
Fair value of assets acquired                       $     706
Cash paid                                                (150)
- ----------------------------------------------------------------------------------------------------------------
Liabilities assumed                                 $     556
- ----------------------------------------------------------------------------------------------------------------
ACQUISITION OF WIBC-AM AND WNAP-FM:
Fair value of assets acquired                                                  $26,873
Cash Paid                                                                       26,576
- ----------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                            $   297
- ----------------------------------------------------------------------------------------------------------------
ACQUISITION OF WRKS-FM:
 Fair value of assets acquired                                                 $91,940
 Cash paid                                                                      72,536
- ----------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                            $19,404
- ----------------------------------------------------------------------------------------------------------------
See accompanying notes





NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ORGANIZATION

Emmis Broadcasting Corporation owns and operates FM radio stations in Los Angeles, New York City (2 stations), Chicago, St. Louis and Indianapolis (2 stations) and an AM radio station in Indianapolis. Emmis Broadcasting Corporation also publishes Indianapolis Monthly magazine, Atlanta magazine and Duncan's American Radio, a leading statistical publication for the radio industry, and engages in certain businesses ancillary to its radio businesses, such as advertising, program consulting and broadcast tower leasing.

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Emmis Broadcasting Corporation and its wholly owned subsidiaries. Unless the content otherwise requires, references to Emmis or the Company in these financial statements mean Emmis Broadcasting Corporation and its Subsidiaries. All significant intercompany balances and transactions have been eliminated.

c. REVENUE RECOGNITION

Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of issue.


d. PUBLICATION AND OTHER REVENUE, NET OF OPERATING EXPENSES

Publication revenue of $5,893,000, $8,037,000 and $9,924,000 for the years ended February 1994, 1995 and 1996, respectively, is reflected net of operating expenses in the consolidated statements of operations. Other revenues of $614,000, $828,000 and $703,000 for the years ended February 1994, 1995 and
1996, respectively, are also reflected net of operating expenses in the consolidated statements of operations.

e. INTERNATIONAL BUSINESS DEVELOPMENT EXPENSES

International business development expenses includes the cost of the Company's efforts to identify, investigate and develop international broadcast investments or other international business opportunities.

f. NONCASH COMPENSATION

Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan.

g. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years for leasehold improvements, 5 to 7 years for broadcasting equipment and 7 years for furniture and fixtures. Maintenance, repairs and minor renewals are expensed; improvements are capitalized.

h. INTANGIBLE ASSETS

Intangible assets are recorded at cost. FCC licenses, trademarks and the excess of cost over fair value of net assets of purchased businesses are being amortized using the straight-line method over 40 years. Other intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years.

On a continuing basis, the Company reviews the financial statement carrying value of these assets for impairment. Specifically, this process includes a comparison of the carrying amounts of the operating units to their estimated fair values, an analysis of estimated future operating cash flows and an evaluation as to whether an operating unit might be sold in the near future. If this process were to result in the conclusion that the carrying value of an intangible asset would not be recovered, a writedown of the operating unit's assets would be recorded through a charge to operations.

i. INVESTMENTS

Emmis has a 50% ownership interest in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. This investment is reflected at cost of $5,113,000, which approximates the equity method of accounting.

On July 7, 1994, the Company invested approximately $2.5 million for a 24.5% interest in TalkRadio U.K. Limited (TRUK). Subsequently, the Company invested an additional $1.0 million to support the operations of TRUK. This investment was accounted for utilizing the equity method of accounting. Emmis reported losses from the operations of TRUK since inception of approximately $3.5 million ($3.1 million for the year ended February 29, 1996) which is included in equity in loss of unconsolidated affiliate in the consolidated statements of operations. On November 7, 1995, Emmis sold its 24.5% interest in TRUK for approximately $3.0 million and recorded a gain on sale of approximately $2.7 million.


j. DEPOSITS AND OTHER ASSETS

Deposits and other assets includes amounts due from officers of $1,205,000 at February 28, 1995 and February 29, 1996. Officer loans bear interest at the Company's borrowing rate (6.5625% at February 29, 1996).

k. DEFERRED REVENUE AND BARTER TRANSACTIONS

Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is rec-ognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received.

l. INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

m. FOREIGN CURRENCY TRANSLATION

The functional currency of TRUK is the pound sterling. The Company's investment in and advances to TRUK has been translated from the pound sterling to the U.S. dollar using current exchange rates in effect at the balance sheet date and for the Company's equity in the loss of TRUK using an average exchange rate for the period. The applicable gains or losses, net of deferred income taxes, resulting from the translation of the Company's investment in and advances to TRUK is shown as cumulative translation adjustments in shareholders' equity (deficit).

n. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share are computed by dividing net income by the weighted average number of common shares outstanding during the year (10,831,695 shares for the year ended February 28, 1995 and 11,208,862 for the year ended February 29, 1996). Weighted average common shares outstanding assumes the exercise of stock options when the effect is dilutive.

Fully diluted earnings per common share assumes additional dilution related to stock options due to the use of the market price of common stock at the end of the year, when higher than the average price for the year. The weighted average common shares assuming full dilution are 10,834,645 shares for the year ended February 28, 1995 and 11,305,553 for the year ended February 29, 1996.

Historical earnings per share for the year ended February 28, 1994 is not presented herein since this data is no longer considered meaningful or relevant due to the initial public offering discussed in Note 2.

o. CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, Emmis considers time deposits, money market fund shares, and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

p. STOCK SPLITS

On February 14, 1994, Emmis' Board of Directors declared a 5 for 1 stock split to all common shareholders of record as of the date Emmis' Amended and Restated Articles of Incorporation were filed, which was March 1, 1994. All share and per share amounts reflect the stock split.

q. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

r. ACCOUNTING PRONOUNCEMENTS

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement must be adopted by the Company in the first quarter of fiscal 1997. Under provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. The statement is not expected to have a material impact on the Company's results of operations or financial position.

In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement will require the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. The Company will continue to use the method prescribed under APB 25 but will be required by SFAS 123 to make pro forma disclosures of net income and earnings per share as if the fair value method had been applied in its financial statements for the year ended February 28, 1997.

2. INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

Concurrent with the closing on March 1, 1994 of the initial public offering of its Class A Common Stock discussed below, Emmis amended its Articles of Incorporation to create two new separate classes of common stock, Class A Common Stock and Class B Common Stock, and authorized 34,000,000 shares of Class A Common Stock, par value $.01 per share, and 6,000,000 shares of Class B Common Stock, par value $.01 per share. The rights of these two classes are essentially identical except that each share of Class B Common Stock has 10 votes in respect to substantially all matters. All current shares of common stock were converted into shares of Class A Common Stock with the exception of those shares owned by the principal shareholder (Jeffrey H. Smulyan), which were converted into shares of Class B Common Stock. All shares of Class B Common Stock convert to Class A Common Stock upon sale or other transfer to a party unaffiliated with the principal shareholder. The financial statements presented reflect the establishment of the two classes of stock.

Also, on March 1, 1994, Emmis converted all outstanding shares of its Series A Preferred Stock plus accrued dividends into 765,963 shares of Class A Common Stock.

On March 2, 1994, Emmis received approximately $40.4 million of proceeds (net of $3.0 million of underwriters' fees) from its initial public offering of 2,800,000 shares of Class A Common Stock. Emmis utilized approximately $9.2 million of the proceeds to redeem the Series B Preferred Stock, which had a carrying value of $4.7 million, and the associated detachable warrants, which had a carrying value of $5.8 million, and recognized the $1.3 million difference as an increase to additional paid-in capital. Also on March 2, 1994, the Company utilized approximately $30.0 million of the proceeds to repay amounts outstanding under the Credit Facility discussed in Note 5.

The above transactions are considered in the pro forma condensed consolidated statements of operations for the year ended February 28, 1994, discussed in
Note 7.

3. PREFERRED STOCK

Emmis has authorized 10,000,000 shares of preferred stock which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize. As of February 28, 1995 and February 29, 1996, no shares of preferred stock are issued and outstanding.

Emmis had authorized 100 shares of nonvoting Series A Convertible Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock"). On October 7, 1991, Emmis issued 44.63 shares of Series A Preferred Stock, which were stated at the mandatory redemption value of $100,000 per share. Dividends, which were paid in shares of Series A Preferred Stock, were cumulative and accrued at an annual rate of 14.625% per share. As discussed in Note 2, on March 1, 1994 all shares outstanding of Series A Preferred Stock plus accrued dividends were converted into 765,963 shares of Class A Common Stock.

Emmis had authorized 200 shares of nonvoting Series B Preferred Stock (the "Series B Preferred Stock"). On May 28, 1993, Emmis issued 100 shares of the Series B Preferred Stock. The Series B Preferred Stock was recorded at fair value which was $42,460 per share. The difference between the fair value of $42,460 per share at issuance and the mandatory redemption value of $100,000 per share was being accreted by periodic charges to accumulated deficit over the eight-year life of the Series B Preferred Stock issue. Dividends, which were paid in shares of Series B Preferred Stock, were cumulative and accrued at an annual rate of 4% per share. As discussed in Note 2, on March 2, 1994, Emmis exercised an option to repurchase the Series B Preferred Stock and associated detachable warrants (Note 4) for approximately $9.2 million.

4. WARRANTS

In connection with the issuance of the Series B Preferred Stock, Emmis issued detachable warrants to acquire 1,172,875 shares of common stock of Emmis. The warrants were exercisable at no additional cost to the holder. The expiration date of the warrants was May 28, 2001. As discussed in Notes 2 and 3, on March 2, 1994 Emmis repurchased these warrants.

5. LONG-TERM DEBT

Long-term debt was comprised of the following at February 28, 1995 and February 29, 1996:

(IN THOUSANDS)                                                  1995                                   1996
- ----------------------------------------------------------------------------------------------------------------
Credit Facility:
 Term loan                                                  $  40,000                              $  40,000
 Reducing revolving credit facility                            43,000                                 15,000
 Revolver/term loan                                            69,000                                 69,000
 Other                                                            322                                    257
- ----------------------------------------------------------------------------------------------------------------

Total debt                                                    152,322                                124,257
  Less- Current maturities                                      2,675                                     77
- ----------------------------------------------------------------------------------------------------------------
                                                             $149,647                               $124,180
- ----------------------------------------------------------------------------------------------------------------

On December 20, 1993, Emmis entered into a $100 million Credit Facility comprised of a $40 million revolver/term loan and a $60 million reducing revolving credit facility. On December 21, 1993, Emmis borrowed approximately $93 million under the Credit Facility and used the loan proceeds, in combination with available cash, to retire substantially all outstanding indebtedness totaling $87.6 million plus accrued interest and a $4 million premium. In connection with this transaction, Emmis recognized an extraordinary loss of $3.4 million.

During the year ended February 28, 1995, the Credit Facility was amended to add an $80 million revolver/term loan facility, the proceeds of which were used to acquire the stock of Summit Broadcasting Holding Company (Note 6). In connection with this amendment the $40 million revolver/term loan was converted to a term loan and the quarterly commitment reduction schedule of the $60 million reducing revolving credit facility was revised.

All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to LIBOR (5.3125% at February 29, 1996) or an alternate base rate (as defined in the Credit Facility) plus a margin. The margin over LIBOR or the alternate base rate varies from time to time, depending upon Emmis' ratio of debt to cash flow as defined in the agreement. The interest rate on borrowings outstanding under the Credit Facility at February 29, 1996 was 6.5625%. As required by the Credit Facility, Emmis has entered into interest rate cap agreements. The notional amounts of these agreements total $76,000,000. The agreements, which expire at various dates ranging from April 1997 to December 1997, establish various ceilings, ranging from 7% to 10%, on the one month LIBOR interest rate. The cost of these agreements are being amortized over the lives of the agreements.

Amortization of the outstanding principal amount under the $40 million term loan is payable in quarterly installments beginning May 31, 1997 and ending November 30, 2001. The aggregate amount of the $60 million reducing revolving credit facility reduces in quarterly installments which began May 31, 1995 and ends May 31, 2001. Amortization of the outstanding principal amount under the $80 million revolver/term loan is payable in quarterly installments beginning May 31, 1998 and ending

November 30, 2001. The respective annual amortization and reduction schedules as of February 29, 1996, assuming the entire $180 million Credit Facility was outstanding prior to the scheduled amortization payments are as follows:

SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY AVAILABILITY
(IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------------

                                                      REDUCING
                                                     REVOLVING
                                                        CREDIT             REVOLVER/
          YEAR ENDED           TERM LOAN              FACILITY              TERM LOAN
     FEBRUARY 28(29)        AMORTIZATION             REDUCTION           AMORTIZATION                 TOTAL
- ----------------------------------------------------------------------------------------------------------------
               1997         $        --               $11,200            $        --              $  11,200
               1998               2,800                13,000                     --                 15,800
               1999               6,000                10,000                  8,800                 24,800
               2000               8,000                10,800                 16,000                 34,800
               2001              12,000                 6,750                 24,000                 42,750
               2002              11,200                 2,250                 31,200                 44,650
- ----------------------------------------------------------------------------------------------------------------
               Total             $40,000               $54,000                $80,000              $174,000
- ----------------------------------------------------------------------------------------------------------------

In addition to scheduled amortization/reduction of Credit Facility availability, within 60 days after the end of each fiscal year, the term loan and revolver/term loan are permanently reduced on a pro rata basis by 50% of the Company's excess cash flow. Excess cash flow is generally defined as operating cash flow reduced by cash taxes, capital expenditures, required debt service, increases in working capital (net of cash or cash equivalents) and $6 million. Any such prepayment/reduction is applied in inverse order of maturity to the scheduled amortization payments/reduction described above. Current maturities of long-term debt as of February 28, 1995 includes the required excess cash flow payment for the year ended February 28, 1995. During fiscal 1996, the Credit Facility was amended to eliminate the excess cash flow payment/reduction for fiscal 1996 and to eliminate the $6 million allowance from the excess cash flow calculation for subsequent years. The net proceeds of any sale of certain assets must also be used to permanently reduce borrowings under the Credit Facility. If the ratio of debt to cash flow (as defined in the Credit Facility) is less than 5.5 to 1, the Company will be permitted to reborrow the amount of the net proceeds within nine months solely for the purpose of funding an acquisition.

The Credit Facility contains various financial and operational covenants and other restrictions with which Emmis must comply, including, among others, limitations on capital expenditures, additional indebtedness, engaging in businesses other than radio broadcasting and publishing, paying cash dividends and redeeming or repurchasing capital stock of Emmis, as well as restrictions on the use of borrowings and requirements to maintain certain financial ratios. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions without the prior consent of the lenders and will provide that an event of default will occur if Jeffrey H. Smulyan ceases to maintain
(i) a significant equity investment in Emmis (as specified in the Credit Facility), (ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' subsidiaries, are pledged to secure the Credit Facility.

6. ACQUISITIONS

On December 1, 1994, Emmis acquired all of the outstanding capital stock of Summit Broadcasting Holding Company (which included working capital of $4.5 million) for approximately $72.5 million in cash. Summit Broadcasting Holding Company owns all the outstanding capital stock of Summit-New York Broadcasting Corporation. Summit-New York Broadcasting Corporation owns and operates radio station WRKS-FM in New York City. The Company's $80 million revolver/term loan facility was utilized to finance the acquisition. The acquisition was accounted for as a purchase and, accordingly, the results of WRKS-FM have been included in the consolidated statements of operations since the acquisition date. The operations of WRKS-FM are reflected in the pro forma condensed consolidated statements of operations presented in Note 7.

On June 13, 1994, the Company acquired the remaining 20% of Emmis Publishing Corporation previously not owned by the Company, by exchanging 45,624 shares of Emmis Class A common stock, valued at $12.75 per share, for 20 shares of Emmis Publishing Corporation common stock. This acquisition was accounted for as a purchase. The total purchase price of $581,700 was allocated to intangible assets.

On June 9, 1994, Emmis completed its acquisition of substantially all of the assets of radio stations WIBC-AM and WNAP- FM (formerly WKLR-FM) in Indianapolis from Horizon Broadcasting Corporation for approximately $26.6 million in cash. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase and, accordingly, the results of WIBC-AM and WNAP-FM have been included in the consolidated statements of operations since the acquisition date. The operations of WIBC-AM and WNAP-FM are reflected in the pro forma condensed consolidated statements of operations presented in Note 7.

Effective August 1, 1993, Emmis purchased certain assets of Atlanta magazine for $150,000 in cash and the assumption of an unearned subscription liability of $483,000 and a lease commitment. The acquisition was accounted for as a purchase and, accordingly, the results of Atlanta magazine have been included in the consolidated statements of operations since the acquisition date. The operations of Atlanta magazine are reflected in the pro forma condensed consolidated statements of operations presented in Note 7.

7. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Pro forma condensed consolidated statements of operations are presented below for the years ended February 28, 1994 and 1995 assuming the initial public offering and related transactions discussed in Note 2, the acquisitions of WNAP-FM, WIBC-AM, WRKS-FM and the Atlanta magazine discussed in Note 6, and the use of borrowings under the $100 million Credit Facility to retire preexisting indebtedness discussed in Note 5, all had occurred on the first day of the respective year.

Pro forma depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the acquisitions referred to above and interest expense related to additional borrowings associated with the acquisitions have been included in the pro forma statements presented below.

                                                                               YEAR ENDED FEBRUARY 28 (29),
- -------------------------------------------------------------------------------------------------------------


                                                              PRO FORMA
                                                             (UNAUDITED)                         HISTORICAL
- -------------------------------------------------------------------------------------------------------------

                                                    1994                    1995                        1996
- -------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------------------------------------
GROSS BROADCASTING REVENUES                    $  87,405               $  96,002                   $ 117,562

LESS AGENCY COMMISSIONS                           12,883                  14,551                      17,732
- -------------------------------------------------------------------------------------------------------------
NET BROADCASTING REVENUES                         74,522                  81,451                      99,830

 Broadcasting operating expenses                  46,112                  48,321                      53,948

Publication and other revenue,
   net of operating expenses                        (119)                    593                         896

International business development expenses           --                     313                       1,264

Corporate expenses                                 2,765                   3,700                       4,419

Depreciation and amortization                      6,221                   5,801                       5,677

Noncash compensation                               1,725                     600                       3,667
- -------------------------------------------------------------------------------------------------------------
Operating Income                                  17,580                   23,309                     31,751
- -------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest expense                               $ (10,652)              $ (12,502)                 $  (13,540)
Equity in loss of unconsolidated affiliate            --                    (348)                     (3,111)
Gain on sale of investment
   in TalkRadio U.K.                                  --                      --                       2,729
Other income (expense), net                         (613)                    164                          79
- -------------------------------------------------------------------------------------------------------------
Total other income (expense)                     (11,265)                (12,686)                    (13,843)
- -------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         6,315                  10,623                      17,908
PROVISION FOR INCOME TAXES                         3,900                   4,086                       7,600
- -------------------------------------------------------------------------------------------------------------
NET INCOME                                    $    2,415               $   6,537                  $   10,308
- -------------------------------------------------------------------------------------------------------------
Net income per common and
   common equivalent share                         $ .23                   $ .60                  $      .92
- -------------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding                         10,706,722              10,831,695                   11,208,862
- -------------------------------------------------------------------------------------------------------------

The pro forma condensed consolidated statements of operations presented above do not purport to be indicative of the results that actually would have been obtained if the indicated transactions had been effective at the beginning of the years presented, and is not intended to be a projection of future results or trends.

8. EMPLOYEE BENEFIT PLANS

a. 1986 STOCK INCENTIVE PLAN, 1989 STOCK APPRECIATION RIGHTS PLAN, AND 1992 NONQUALIFIED STOCK OPTION PLAN

These stock plans provide for incentive stock options, nonqualified stock options and stock appreciation rights. The options and stock appreciation rights are generally exercisable six months after the date of grant and expire not more than 10 years from the date the options or rights are granted. Stock appreciation rights provide for the issuance of stock or the payment of cash equal to the appreciation in market value of the allocated shares from the date of grant to the date of exercise. When rights are issued with options, exercise of either the option or the right results in the surrender of the other. As of February 28, 1995 and February 29, 1996, there were no stock appreciation rights outstanding nor were there any stock appreciation rights issued with options outstanding.

b. 1994 EQUITY INCENTIVE PLAN

Effective March 1, 1994, the shareholders of Emmis approved the 1994 Equity Incentive Plan (the Plan). Under the Plan, awards equivalent to 1,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 500,000 shares of Class B Common Stock are available for grant and issuance under the Plan. As of February 28, 1995 and February 29, 1996, the only awards outstanding under this plan are for stock options. The stock options under this Plan are generally exercisable one year after the date of grant and expire not more than 10 years from the date of grant. The exercise price of these options are at the fair market value of the stock on the grant date.

c. 1995 EQUITY INCENTIVE PLAN

Effective March 1, 1995, the shareholders of Emmis approved the 1995 Equity Incentive Plan (the Plan). Under the Plan, awards equivalent to 650,000 shares of common stock may be granted pursuant to employment agreements discussed in
Note 9.

d. NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

Effective June 29, 1995, Emmis implemented a Non-Employee Director Stock Option Plan. Under this plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 5,000 shares of the Company's Class A Com-mon Stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. Under this plan, up to 125,000 shares of Class A Common Stock are available for grant and issuance.

Compensation expense reflected in noncash compensation in the consolidated statements of operations under the above plans and under employment agreements discussed in Note 9 was $1,425,000, $50,000 and $2,917,000 for the years ended February 1994, 1995 and 1996, respectively. Information with respect to options is presented below. At February 29, 1996, there were 1,816,012 awards available for grant and 517,900 options exercisable under the plans and employment agreements.

                                                           EXERCISE
                                                           PRICE RANGE
                                                           PER SHARE                           OPTIONS

- -----------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT
February 28, 1994                                    $  3.75-$10.00                                 383,000
Options granted                                       $13.25-$15.50                                 284,250
Options lapsed                                       $  3.75-$15.13                                 (9,000)
Options exercised                                             $3.75                                (71,250)
- -----------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT
February 28, 1995                                    $  3.75-$15.50                                 587,000
Options granted                                       $15.50-$28.88                                 505,738
Options lapsed                                                   --                                      --
Options exercised                                     $ 3.75-$15.13                                (198,850)
- -----------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT
February 29, 1996                                    $  3.75-$28.88                                 893,888
- -----------------------------------------------------------------------------------------------------------

In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

e. PROFIT SHARING PLAN

In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with one year of service. Contributions to the plan are at the discretion of the Emmis Board of Directors. Contributions to the plan can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in noncash compensation in the consolidated statements of operations were $300,000, $550,000 and $750,000 for the years ended February 1994, 1995 and 1996.

f. 401(K) RETIREMENT SAVINGS PLAN

Emmis sponsors a Section 401(k) retirement savings plan which covers substantially all nonunion employees age 18 years and older who have at least one year of service. Employees may make pre-tax contributions to the plan up to 10% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plan. Effective March 1, 1995, Emmis began to match 100% of employee contributions up to $1,000, 50% of the match to be in cash and 50% in the form of shares of the Company's Class A Common Stock. Beginning March 1, 1996, the Company's match limit increased to $2,000. Emmis' contributions to the plan totaled $65,000, $58,000 and $129,000 for the years ended February 1994, 1995 and 1996, respectively.

g. DEFINED CONTRIBUTION HEALTH AND RETIREMENT PLAN

Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a labor union. Amounts charged to expense related to the multi-employer plan were approximately $151,000, $169,000 and $276,000 for the years ended February 1994, 1995 and 1996, respectively.

h. EMPLOYEE STOCK PURCHASE PLAN

Effective March 1, 1995, the Company implemented an employee stock purchase plan which permits employees to purchase, via payroll deduction, shares of the Company's Class A Common Stock, up to an amount not to exceed 10% of an employee's annual gross pay.

9. COMMITMENTS AND CONTINGENCIES

Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through May 2013. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor's operating costs), as well as provisions for payment of utilities and maintenance costs.

Rent expense for the year ended February 1996 includes a loss recognized in connection with a remaining lease obligation related to leased property no longer used for operating purposes. The future minimum rental payments (exclusive of future escalation costs and amounts reflected as a liability in the accompanying consolidated balance sheet related to leased property no longer used for operating purposes, net of probable sublease income) required by noncancellable operating leases which have remaining terms in excess of one year as of February 29, 1996, are as follows:

                 PAYABLE IN YEAR                PAYMENTS
                 ENDING FEBRUARY             (IN THOUSANDS)
- ------------------------------------------------------------
                 1997                              $  2,019
                 1998                                 2,193
                 1999                                 1,787
                 2000                                 1,433
                 2001                                 1,237
                 Thereafter                           8,203
- ------------------------------------------------------------
                                                    $16,872
- ------------------------------------------------------------

Rent expense totaled $2,379,000, $2,840,000 and $4,437,000 for the years ended February 1994, 1995 and 1996, respectively.

Emmis has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments related to these broadcast rights are summarized as follows: Year ended February 1997 - $1,300,000; 1998 - $1,100,000; and 1999 -$200,000. Expense related to these broadcast rights totaled $-0-, $135,000 and $1,260,000 for the years ended February 1994, 1995 and 1996.

Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis.

Effective March 1, 1994, Emmis entered into an employment agreement with its Chief Executive Officer that continues through February 28, 1999 and provides for an annual base salary as specified in the agreement and an annual bonus. In addition, for each year Emmis meets specified financial targets, the Chief Executive Officer will be granted an option to acquire 100,000 shares of Class B Common Stock. The options will have a five-year term and an exercise price of $15.50 per share. The Chief Executive Officer was granted an option to acquire 100,000 shares of Class B Common Stock in accordance with the terms of this agreement for the years ended February 1995 and 1996. Upon the termination or disability of the Chief Executive Officer, specified levels of compensation may continue for five years from the date of termination or disability. Upon the death of the Chief Executive Officer, lump sum payments are payable to his estate.

Effective March 1, 1995, Emmis entered into employment agreements with two other executive officers of the Company that continue through February 28, 1998 and provide for an annual base salary and certain bonuses as specified in the agreements. Subject to certain conditions, each executive officer will receive 12,000 shares of the Company's Class A Common Stock for each year of the employment agreements. In addition, subject to certain conditions, each executive officer will be granted an option to acquire 25,000 shares of Class A Common Stock during each year of the employment agreements. The options become exercisable at the end of the term of the employment agreements and have an exercise price of $15.50 per share.

Effective March 1, 1995, Emmis entered into employment agreements with certain station managers that continue through February 28, 1997 and provide for an annual base salary and certain bonuses as specified in the agreements. Subject to certain conditions, each station manager will receive a prescribed number of shares, not to exceed 1,000 shares, of the Company's Class A Common Stock during each year of the employment agreements.

10. INCOME TAXES

The provision for income taxes for the years ended February 1994, 1995 and 1996,consisted of the following:

(IN THOUSANDS)                                                           1994                    1995                       1996
- ----------------------------------------------------------------------------------------------------------------------------------
CURRENT:

 Federal, attributable to U.S. alternative minimum tax                  $  --                 $   200                     $2,081
 State                                                                     60                      75                        649
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           60                     275                      2,730
- -----------------------------------------------------------------------------------------------------------------------------------
DEFERRED:
 Federal                                                                1,060                   3,696                      4,572
 State                                                                    180                     557                        298
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        1,240                   4,253                      4,870
- -----------------------------------------------------------------------------------------------------------------------------------
 Provision for income taxes                                            $1,300                  $4,528                     $7,600
- -----------------------------------------------------------------------------------------------------------------------------------

The provision for income taxes for the years ended February 1994, 1995 and 1996, differs from that computed at the
Federal statutory corporate tax rate as follows:


(IN THOUSANDS)                                                           1994                    1995                       1996
- -----------------------------------------------------------------------------------------------------------------------------------
Computed income taxes at 35%
in 1994, 1995 and 1996                                                $   120                  $4,254                     $6,268
State income tax                                                          180                     632                        616
Warrant termination fee not deductible for tax                            200                      --                         --
Other                                                                     800                    (358)                       716
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                       $1,300                  $4,528                     $7,600

- -----------------------------------------------------------------------------------------------------------------------------------

In connection with the extraordinary loss on the early extinguishment of debt, Emmis recognized an income tax benefit of $2.3 million which is reflected as a reduction to the extraordinary loss in the consolidated statement of operations for the year ended February 28, 1994.

THE components of deferred tax assets and deferred tax liabilities at February 28, 1995 and February 29, 1996, are as follows:


(IN THOUSANDS)                                                                   1995                                    1996
- -----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
 Regular net operating loss carryforwards                                   $   5,800                                $     --
 Capital loss carryforwards                                                     2,500                                   3,400
 Alternative minimum tax credit                                                   800                                     900
 Other                                                                          1,600                                   2,900
 Valuation allowance                                                           (2,500)                                 (3,400)
- -----------------------------------------------------------------------------------------------------------------------------------
 Total deferred tax assets                                                      8,200                                   3,800
- -----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:

 Intangible assets                                                            (29,600)                                (29,900)
 Other                                                                         (1,410)                                 (1,580)
- -----------------------------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                             (31,010)                                (31,480)
- -----------------------------------------------------------------------------------------------------------------------------------
  Net deferred tax asset (liability)                                           $(22,810)                               $(27,680)

- -----------------------------------------------------------------------------------------------------------------------------------

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for 100% of the capital loss carryforwards available as of February 28, 1995 and February 29, 1996, since these loss carryforwards can only be utilized to offset future capital gains and expire in 1999.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments of Emmis are estimated below based on the methods and assumptions discussed therein.

a. CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE

The carrying amounts approximate fair value because of the short maturity of these instruments.

b. LONG-TERM DEBT

Based upon borrowing rates currently available to the Company for debt with similar terms and the same remaining maturities, the fair value of long-term debt approximated the carrying value at February 29, 1996.

c. INTEREST RATE CAP AGREEMENTS

The unamortized cost of interest rate cap agreements included in the February 29, 1996 consolidated balance sheet totals $374,000. The fair value of interest rate cap agreements of $19,000 is estimated from quotes obtained from brokers.

12. RELATED PARTY TRANSACTIONS

Two officers of Emmis are partners in a law firm which provides legal services to Emmis. Legal fees billed by this law firm were approximately $625,000, $706,000 and $188,000 for the years ended February 1994, 1995 and 1996, respectively.

Affiliates of Morgan Stanley Group, Inc. are shareholders of Emmis. No fees were paid to Morgan Stanley Group, Inc. and affiliates for the years ended February 1994, 1995 and 1996; however, an affiliate of Morgan Stanley Group, Inc. served as an underwriter in connection with the initial public offering addressed in Note 2.

13. RECLASSIFICATIONS

Certain reclassifications have been made to the February 28, 1994 and 1995 financial statements to be consistent with the February 29, 1996 presentation.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTER ENDED
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              Full
(IN THOUSANDS, EXCEPT PER SHARE DATA)       May 31               Aug. 31            Nov. 30             Feb. 28(29)           Year

- -----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 28, 1995:
  Net broadcasting revenues                 $13,743              $18,212            $17,580             $17,280             $66,815
  Operating income                            4,766                7,352              6,414               1,642              20,174
  Net income (loss)                           2,664                3,338              2,891              (1,266)              7,627
  Net income per common and common
    equivalent share                        $  0.25              $  0.31            $  0.27             $ (0.12)            $  0.70
  Net income per common share
    assuming full dilution                  $  0.25              $  0.31            $  0.27             $ (0.12)            $  0.70
YEAR ENDED FEBRUARY 29, 1996:
  Net broadcasting revenues                 $25,357              $27,976            $26,589             $19,908             $99,830
  Operating income                            8,113               11,736              9,206               2,696              31,751
  Net income (loss)                           1,737                4,212              4,484                (125)             10,308
  Net income per common and common
    equivalent share                        $  0.16              $  0.38            $  0.40             $ (0.01)            $  0.92
  Net income per common share
    assuming full dilution                  $  0.16              $  0.38            $  0.40             $ (0.01)            $  0.91
- -----------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item with respect to directors of the Company is incorporated by reference from the section entitled "Proposal No. 1:
Election of Directors" on pages 3-4 of the Company's 1996 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 8 of the Company's 1996 Proxy Statement.

         Listed below is certain information about the executive officers and certain other significant employees of the Company or its affiliates and who are not directors.

                                                                      AGE AT            YEAR FIRST
                                                                  FEBRUARY 29,            ELECTED
NAME                              POSITION                            1996              OFFICER(1)
- ----                              --------                            ----              ----------
Norman H. Gurwitz                 Executive, Vice President,           48                   1987
                                  Secretary and
                                  Corporate Counsel

Howard L. Schrott                 Executive Vice President, Treasurer  41                   1991
                                  and Chief Financial Officer

John R. Beck, Jr.                 Vice President and                   44                   1984
                                  General Manager-KSHE

Richard F. Cummings               Executive Vice                       44                   1984
                                  President-
                                  Programming

Margaret Dugan                    Vice President                       33                   1995

Ronald E. Elberger                Vice President,                      50                   1987
                                  Assistant Secretary
                                  and General Counsel

Judith Ellis                      Vice President and                   47                   1989
                                  General Manager - WQHT
                                  and WRKS

Charles Hillier                   Vice President and                   45                   1988
                                  General Manager-WKQX

James R. Riggs                    Senior Vice President                59                   1983
                                  Special Projects

Thomas Severino                   Vice President and General
                                  Manager-WIBC                         44                   1994

Deborah J. Smulyan                Vice President                       40                   1995

Christine S. Woodward             Vice President and                   42                   1985
                                  General Manager-WENS,
                                  and WNAP
- --------------
(1)    Includes service with predecessor corporations.


          Set forth below is the principal occupation for the last five years of each executive officer or significant policy-making employee of the Company or its affiliates who is not also a director.

          RICHARD F. CUMMINGS was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of the Company. His title was changed to Executive Vice President--Programming in 1988. At present, Mr. Cummings also serves as day-to-day program director of KPWR-FM in Los Angeles.

          HOWARD L. SCHROTT became Vice President, Chief Financial Officer and Treasurer of the Company in 1991. He became an Executive Vice President in 1995. Prior to joining the Company, Mr. Schrott was a Vice President in the Communications Lending Group at First Union National Bank, Charlotte, North Carolina. From 1984 to 1989 Mr. Schrott served as Chief Operating and Executive Officer for a group of radio stations. Mr. Schrott also spent two years practicing law in Washington, D.C. and Indianapolis, Indiana, where he concentrated in matters before the FCC and general business matters relating to broadcasting and media.

          NORMAN H. GURWITZ was elected Corporate Counsel for the Company in 1987 and a Vice President in 1988. He was elected Secretary of the Company in 1989 and became an Executive Vice President in 1995. Prior to 1987, he was a partner in the Indianapolis law firm of Scott & Gurwitz.

          JOHN R. BECK, JR. became a Vice President of the Company and General Manager of KSHE in March 1984. From 1982 to 1984, he was Vice President and General Manager of KKCI-AM/FM in Kansas City, Missouri, and from 1980 to 1982, he was Manager of the Detroit office of CBS-FM National Sales.

          MARGARET DUGAN joined the Company as Vice President in 1995. Previously, she served as a project consultant for ABC Radio Partners, International and United Press International.

          RONALD E. ELBERGER was elected General Counsel for the Company in 1987 and a Vice President in 1988. He was named an Assistant Secretary in 1989. Mr. Elberger is a partner in the Indianapolis law firm of Bose McKinney & Evans.

          JUDITH ELLIS has been Vice President and General Manager of WQHT since 1989, and General Manager of WRKS since 1994. Before her promotion to that position, from 1984 to 1989, she served as station manager and general sales manager at the station. Prior to that she worked in various sales capacities at WKTU-FM, WNEW-FM and WXLO-FM, all in New York.

          CHARLES HILLIER has been Vice President and General Manager of WKQX in Chicago since 1988. Prior to that time, he was a principal of Hillier, Newmark, Wechsler & Howard, a national radio advertising "rep" firm.

          JAMES R. RIGGS became the Company's Vice President of Administration and Director of Research in 1983. From 1972 to 1983 Mr. Riggs was a professor of political science at Indiana Central University. In 1987, his title was changed to Research Division President, and he now serves as Senior Vice President for Special Projects.

          THOMAS SEVERINO was elected Vice President and General Manager of WIBC in 1994. Prior to that time he was General Manager of NewsTalk WCKY in Cincinnati, Ohio.

          DEBORAH J. SMULYAN joined the Company as Vice President in 1995. From 1989-1995 she served as Executive Director of the Democratic Leadership Counsel.

          CHRISTINE S. WOODWARD joined the Company as Sales Manager at WENS in 1983 and was named General Manager of WENS in 1984 and a Vice President of the Company in 1985. In 1994 Ms. Woodward was also named General Manager of WNAP. From 1982 to 1983 she was station manager of WVEZ-FM in Louisville, Kentucky. Prior to that time she was general sales manager for WQLR in Kalamazoo, Michigan.


ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference from the section entitled "Executive Compensation" on pages 4-8 of the Company's 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" on pages 1-2 of the Company's 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from the section entitled "Certain Transactions" on page 4 of the Company's 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements

          The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

          The following financial statement schedule is filed as a part of this report:

Report of Independent Public Accountants on Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for the fiscal years in the three year period ended February 29, 1996.

         All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes.

Exhibits

         The following exhibits are filed or incorporated by reference as a part of this report:

3.1 Amended and Restated Articles of Incorporation of Emmis Broadcasting Corporation, incorporated by reference from Exhibit 3.3 to the Registration Statement, as amended (the "Registration Statement") of the Company on Form S-1, file no. 33-73218.*
3.2 Amended and Restated Bylaws of Emmis Broadcasting Corporation, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K").*
3.3 Form of stock certificate for Class A Common Stock, incorporated by reference from Exhibit 3.5 to the Registration Statement.*
10.1 Emmis Broadcasting Corporation 1986 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.1 to the Registration Statement.*
10.2 The 1989 Emmis Broadcasting Corporation Stock Appreciation Rights Plan, incorporated by reference from Exhibit 10.2 to the Registration Statement.*
10.3 Emmis Broadcasting Corporation 1992 Stock Option Plan, incorporated by reference from Exhibit 10.3 to the Registration Statement.*
10.4 Emmis Broadcasting Corporation Profit Sharing Plan, incorporated by reference from Exhibit 10.4 to the Registration Statement.*
10.5 Emmis Broadcasting Corporation 1994 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the Registration Statement.*
10.6 Stock Purchase Agreement dated December 16, 1991, by and between Infinity Broadcasting Corporation and KPWR, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement.*
10.7 Stock Purchase Agreement dated December 23, 1992, by and between Emmis Broadcasting Corporation and Greater Media, Inc., incorporated by reference from Exhibit 10.12 to the Registration Statement.*
10.8 Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.15 to the Registration Statement.*
10.9 Form of Employment Agreement with Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 10-K").*
10.10 Form of Registration Rights Agreement between Emmis Broadcasting Corporation and Morgan Stanley Group Inc., incorporated by reference from Exhibit 10.17 to the Registration Statement.*
10.11 Stock Purchase Agreement dated as of June 15, 1994 by and between Emmis Broadcasting Corporation and Summit Communications Group, Inc. (with exhibits omitted which the Company agrees to file supplementally upon request), incorporated by reference from Exhibit 10.17 to the Company's Report on Form 10-Q for the quarter ended May 31, 1994.*
10.12 The Emmis Broadcasting Corporation 1995 Non-Employee Director Stock Option Plan incorporated by reference from Exhibit 10.15 of the 1995 10-K.*
10.13 The Emmis Broadcasting Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 of the 1995 10-K.*
10.14 Employment Agreement with Doyle L. Rose, incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 31 1995 (the "May 1995 10-Q").*
10.15 Employment Agreement with Richard F. Cummings, incorporated by reference from Exhibit 10.3 to the May 1995 10-Q."*
10.16 First, Second and Third Amendments to Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.12 to the Company's Report on Form 10-Q for the quarter ended November 30, 1994.*
10.17 Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 4, 1995, incorporated by reference from Exhibit 10.1 to the May 1995 10-Q.*
11 Schedules re: Calculation of per share and pro forma per share net income (loss).
21       Subsidiaries of the Company.
23       Consent of Accountants.
24       Powers of Attorney.
27       Financial Data Schedule (EDGAR-filed version only)
99       Proxy Statement.*

___________________
*     Previously Submitted

Signatures.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EMMIS BROADCASTING CORPORATION


Date:       May 28, 1996              By:  /s/Jeffrey H. Smulyan
- ---------------------------------        -------------------------
                                          Jeffrey H. Smulyan
                                          Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

                              SIGNATURE                                 TITLE
                              ----------                                -----
Date:  May 28, 1996           /s/Jeffrey H. Smulyan                    President, Chairman of the Board and
                              --------------------------------------   Director (Principal Executive Officer)
                              Jeffrey H. Smulyan

Date:  May 28, 1996           /s/Howard L. Schrott                     Executive Vice President, Treasurer
                              --------------------------------------   and Chief Financial Officer (Principal
                              Howard L. Schrott

Date:  May 28, 1996           /s/Susan B. Bayh*                        Director
                              --------------------------------------
                              Susan B. Bayh

Date:  May 28, 1996           /s/Gary L. Kaseff*                       Director
                              --------------------------------------
                              Gary L. Kaseff

Date:  May 28, 1996           /s/Richard A. Leventhal*                 Director
                              --------------------------------------
                              Richard A. Leventhal

Date:  May 28, 1996           /s/Doyle L. Rose*                        Radio Division President and Director
                              --------------------------------------
                              Doyle L. Rose

Date:  May 28, 1996           /s/Samuel W. Smulyan*                    Director
                              --------------------------------------
                              Samuel W. Smulyan

Date:  May 28, 1996           /s/Lawrence B. Sorrel*                   Director
                              --------------------------------------
                              Lawrence B. Sorrel




*By:     /s/Norman H. Gurwitz
         -------------------------
         Norman H. Gurwitz
         Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES included in Item 8, in this Form 10-K, and have issued our report thereon dated March 28, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
March 28, 1996.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         FOR THE FISCAL YEARS IN THE THREE YEAR PERIOD ENDED FEBRUARY 29, 1996

                             (DOLLARS IN THOUSANDS)

                                               BALANCE AT                                      BALANCE
                                               BEGINNING                                       AT END
CLASSIFICATION                                  OF YEAR     PROVISION   WRITE-OFFS  OTHER      OF YEAR
- --------------                                 ----------   ---------   ----------  -----      --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS,
    Year ended February 28, 1994                 $324         $545        ($537) $     0          $332
    Year ended February 28, 1995                  332          493         (450)     245 (1)       620
    Year ended February 29, 1996                  620          834         (655)       0           799

VALUATION ALLOWANCE,
    Year ended February 28, 1994               $2,400         $100            $0      $0        $2,500
    Year ended February 28, 1995                2,500            0             0       0         2,500
    Year ended February 29, 1996                2,500          900             0       0         3,400


    (1) Represents additions to the allowance for doubtful accounts associated with the acquisition of certain radio stations.