Form 10-Q
period 1996-05-31
EMMIS BROADCASTING CORPORATION
filed 1996-07-12
CIK 783005

As filed with the Securities and Exchange Commission on July 12, 1996

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the quarterly period ended May 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the transition period from ________ to ________

      Commission file number:  0-23264


                  EMMIS BROADCASTING CORPORATION
      (Exact name of registrant as specified in its charter)

            INDIANA                                     35-1542018
 (State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                       Identification No.)

    950 NORTH MERIDIAN STREET
          SUITE 1200
    INDIANAPOLIS, INDIANA                                 46204
(Address of principal executive offices)               (Zip Code)

                          (317) 266-0100
        (Registrant's Telephone Number, Including Area Code)

                          NOT APPLICABLE
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---       ---

  The number of shares outstanding of each of the Registrant's classes of common stock, as of July 10, 1996, was:

            8,339,311 Shares of Class A Common Stock, $.01 Par Value 2,600,845 Shares of Class B Common Stock, $.01 Par Value

                                  INDEX



                                                           PAGE

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . .3

      Condensed Consolidated Balance Sheets
        at May 31, 1996 and February 29, 1996. . . . . . . . . .4

      Condensed Consolidated Statements of
                Operations for the three months
                ended May 31, 1996 and 1995. . . . . . . . . . .5

      Condensed Consolidated Statements of Cash
        Flows for the three months ended
                May 31, 1996 and 1995. . . . . . . . . . . . . .6

      Notes to Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . .7

Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations . . . . . . . . .8

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .9

ITEM 1.  FINANCIAL STATEMENTS

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting
Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and Subsidiaries as of May 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month period ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 29, 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended (not presented separately herein), and in our report dated March 28, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                              ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
June 25, 1996.

          EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share data)

                                                     February 29,    May 31,
                                                        1996          1996
                                                     -----------   -----------
                                                      (Note 1)     (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,218      $  1,234
  Accounts receivable, net                              19,172        23,302
  Current income tax receivable                          1,501             -
  Prepaid expenses and other                             2,331         3,306
                                                      --------      --------
           Total current assets                         24,222        27,842

  Property and equipment, net                            7,071         7,619
  Intangible assets, net                               135,830       134,822
  Other assets, net                                      9,443         9,141
                                                      --------      --------
           Total assets                                $176,566     $179,424
                                                      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                $     77      $     77
  Accounts payable                                       2,872         3,329
  Accrued salaries and commissions                       3,560         2,349
  Accrued interest                                         320           285
  Deferred revenue                                       1,198         1,375
  Other                                                  1,434         1,801
                                                      --------      --------
          Total current liabilities                      9,461         9,216

LONG-TERM DEBT, NET OF CURRENT MATURITIES              124,180       122,158

OTHER NONCURRENT LIABILITIES                             1,361         1,361

DEFERRED INCOME TAXES                                   27,680        27,680
                                                      --------      --------

          Total liabilities                            162,682       160,415
                                                      --------      --------
SHAREHOLDERS' EQUITY:
 Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued and
  outstanding 8,264,940 shares at
  February 29, 1996 and 8,335,046 shares at
  May 31, 1996                                              83            83
 Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued and
  outstanding 2,606,332 shares at February 29,
  1996 and 2,603,445 at May 31, 1996                        26            26
  Additional paid-in capital                            65,852        67,472
  Accumulated deficit                                  (52,077)      (48,572)
                                                      --------      --------
          Total shareholders' equity                    13,884        19,009
                                                      --------      --------
          Total liabilities and shareholders'
            equity                                    $176,566      $179,424
                                                      ========      ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except per share data)

                                                       Three Months Ended
                                                      May 31,   (Unaudited)
                                                      -------    ----------
                                                       1995         1996
                                                      -------    ----------
GROSS BROADCASTING REVENUES                           $ 29,826      $ 29,948

LESS:  AGENCY COMMISSIONS                                4,469         4,598
                                                      --------      --------
NET BROADCASTING REVENUES                               25,357        25,350

  Broadcasting operating expenses                       14,017        13,131

  Publication and other revenue, net
    of operating expenses                                  262           271

  International business development expenses              370           260

  Corporate expenses                                     1,201         1,468

  Depreciation and amortization                          1,418         1,345

  Noncash compensation                                     500         1,131
                                                      --------      --------
OPERATING INCOME                                         8,113         8,286
                                                      --------      --------
OTHER INCOME (EXPENSE):
  Interest expense                                      (3,594)       (2,502)
  Equity in loss of unconsolidated affiliate            (1,186)            -
  Other income (expense), net                                4            21
                                                      --------      --------
          Total Other Income (Expense)                  (4,776)       (2,481)
                                                      --------      --------
INCOME BEFORE INCOME TAXES                               3,337         5,805

PROVISION FOR INCOME TAXES                               1,600         2,300
                                                      --------      --------
NET INCOME                                            $  1,737      $  3,505
                                                      ========      ========
  Net income per common and common
    equivalent share                                  $    .16      $    .30
                                                      ========      ========
  Net income per fully diluted common share           $    .16      $    .30
                                                      --------      --------
  Weighted average common shares outstanding:
    Before full dilution                            11,028,517    11,497,105
    Assuming full dilution                          11,028,517    11,516,894

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)

                                                        Three Months Ended
                                                        May 31, (Unaudited)
                                                        -------------------
                                                         1995          1996
                                                        ------        ------
OPERATING ACTIVITIES:
  Net income                                           $ 1,737       $ 3,505
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization of property
        and equipment                                      405           337
      Amortization of debt issuance costs and cost
        of interest rate cap agreements                    299           360
      Amortization of intangible assets                  1,013         1,008
      Provision for deferred income taxes                1,500             -
      Equity in loss of unconsolidated affiliate         1,186             -
      Compensation related to stock options granted        375           930
      Contribution to profit sharing plan paid with
        common stock                                       125           201
      (Increase) decrease in certain current assets -
          Accounts receivable                           (4,945)       (4,130)
          Prepaid expenses and other                      (744)          526
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                                 (68)          457
          Accrued salaries and commissions                (395)       (1,211)
          Accrued interest                                (752)          (35)
          Deferred revenue                                 224           177
          Other                                            366           367
      Decrease in other assets, net                         26           (58)
                                                        ------        ------

          Net cash provided by operating activities        352         2,434
                                                        ------        ------
INVESTING ACTIVITIES:
  Purchases of property and equipment                     (212)         (885)
  Acquisition of intangible assets                        (124)            -
                                                        ------        ------
          Net cash (used) by investment activities        (336)         (885)
                                                        ------        ------
FINANCING ACTIVITIES:
  Payments on long-term debt                            (1,022)       (2,022)
  Proceeds from exercise of stock options                   58           489
                                                        ------        ------
          Net cash provided (used) by financing
            activities                                    (964)       (1,533)
                                                        ------        ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (948)           16

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    3,205         1,218
                                                        ------        ------
  End of period                                        $ 2,257       $ 1,234
                                                        ======        ======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                           $ 4,047       $ 2,177
    Income taxes                                             2           416

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                MAY 31, 1996


NOTE 1.   GENERAL

   The condensed consolidated interim financial statements included herein have been prepared by Emmis Broadcasting Corporation and Subsidiaries (Emmis or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at May 31, 1996 and the results of its operations for the three months ended May 31, 1996 and 1995 and its cash flows for the three months ended May 31, 1996 and 1995.


NOTE 2.   INVESTMENT IN TALK RADIO UK

   On July 7, 1994, the Company invested approximately $2.5 million for a 24.5% interest in TalkRadio U.K. Limited (TRUK). Subsequently, the Company invested an additional $1.0 million to support the operations of TRUK. This investment was accounted for utilizing the equity method of accounting. Emmis reported losses from the operations of TRUK from inception through May 31, 1995 of $1,534,000 ($1,186,000 loss for the three months ended May 31, 1995) which is included in equity in loss of unconsolidated affiliate in the consolidated statements of operations. On November 7, 1995, Emmis sold its 24.5% interest in TRUK for approximately $3.0 million and recorded a gain on sale of approximately $2.7 million.


NOTE 3.   NET INCOME PER COMMON AND COMMON
               EQUIVALENT SHARE

  Net income per common and common equivalent share is computed by dividing net income, by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding assumes the exercise of stock options when the effect would be dilutive.

  Fully diluted net income per share assumes the fully dilutive effect of the exercise of stock options.

NOTE 4.   INCOME TAXES

  Under Statement of Financial Accounting Standards No. 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes.

  Income tax expense is reported during interim periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The performance of a radio group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and Operating Cash Flow. Operating Cash Flow is defined as operating income before depreciation, amortization and noncash compensation expenses. Broadcast Cash Flow is defined as Operating Cash Flow before corporate expenses (excluding noncash compensation), publication and other revenue net of operating expenses, and international business development expenses. Although Broadcast Cash Flow and Operating Cash Flow are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles, the Company believes that Broadcast Cash Flow and Operating Cash Flow are useful because they are generally recognized by the radio broadcasting industry as a measure of performance and are used by analysts who report on the performance of broadcast companies.



RESULTS OF OPERATIONS


  Net broadcasting revenues for the quarter ended May 31, 1996 were $25.4 million compared to $25.4 million for the same quarter of the prior year.

  Broadcasting operating expenses for the quarter ended May 31, 1996 were $13.1 million compared to $14.0 million for the same quarter of the prior year, a decrease of $.9 million or 6%. This decrease is principally attributable to decreased promotional spending at the Company's broadcasting properties.

  Broadcast Cash Flow for the fiscal quarter ended May 31, 1996 was $12.2 million compared to $11.3 million for the same quarter of the prior year, an increase of $.9 million or 8%. This increase is principally due to decreased broadcasting operating expenses.

  Corporate expenses for the quarter ended May 31, 1996 were $1.5 million compared to $1.2 million for the same quarter of the prior year, an increase of $0.3 million or 22%. This increase was primarily due to increased compensation.

  Operating Cash Flow for the quarter ended May 31, 1996 was $10.8 million compared to $10.0 million for the same quarter of the prior year, an increase of $.8 million or 7%. This increase is principally due to decreased broadcasting operating expenses.

  Interest expense was $2.5 million for the quarter ended May 31, 1996 compared to $3.6 million for the same quarter of the prior year, a decrease of $1.1 million or 30%. This decrease reflects lower outstanding debt due to voluntary repayments made under the Company's credit facility.


LIQUIDITY AND CAPITAL RESOURCES

  The increase in accounts receivable from February 29, 1996 to May 31, 1996 is due to the increase of net broadcasting revenues in the quarter ended May 31, 1996 compared to the quarter ended February 29, 1996.

  In the fiscal quarter ended May 31, 1996, the Company made voluntary payments of $2.0 million under its Credit Facility. As of May 31, 1996, the Company had $49.2 million available for borrowing under the Credit Facililty.

  In the fiscal quarter ended May 31, 1996, the Company had capital expenditures of $.9 million. These capital expenditures consist primarily of leasehold improvements to office and studio facilities in connection with the move of its New York broadcast properties to a new location.

  The Company expects that cash flow from operating activities will be sufficient to fund all debt service, working captial and capital expenditure requirements. As part of its business strategy, the Company frequently evaluates potential acquisitions of radio stations. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     The following exhibits are filed or incorporated by reference as a part of this report:

10   Employment agreement with Howard L. Schrott
11   Statements re: Calculations of per share net income (loss)
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)


     Reports on Form 8-K

     No reports on Form 8-K were filed during the period.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EMMIS BROADCASTING CORPORATION



Date:  July 15, 1996                    By:  /s/ Howard L. Schrott
                                             -----------------------------
                                        Howard L. Schrott
                                          Vice President (Authorized Corporate
                                          Officer), Chief Financial Officer and
                                          Treasurer