Form 10-Q
period 1996-08-31
EMMIS BROADCASTING CORPORATION
filed 1996-10-15
CIK 783005

As filed with the Securities and Exchange Commission on October 15, 1996

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the quarterly period ended August 31, 1996 or

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

  The number of shares outstanding of each of the Registrant's classes of common stock, as of October 11, 1996, was:

            8,363,991 Shares of Class A Common Stock, $.01 Par Value 2,581,345 Shares of Class B Common Stock, $.01 Par Value

                                  INDEX



                                                           PAGE

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . 3

      Condensed Consolidated Balance Sheets
        at August 31, 1996 and February 29, 1996 . . . . . . . . 4

      Condensed Consolidated Statements of
                Operations for the three and six months
                ended August 31, 1996 and 1995 . . . . . . . . . 5

      Condensed Consolidated Statements of Cash
        Flows for the six months ended
                August 31, 1996 and 1995 . . . . . . . . . . . . 6

      Notes to Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . . 7

Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations . . . . . . . . . 8

PART II  - OTHER INFORMATION

  Item 4.  Submission of Matters to Vote of Security
                      Holders. . . . . . . . . . . . . . . . . . 9
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 9

ITEM 1.  FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and
Subsidiaries as of August 31, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 29, 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended (not presented separately herein), and in our report dated March 28, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



ARTHUR ANDERSEN LLP

Indiananpolis, Indiana,
September 24, 1996.

          EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share data)

                                                     February 29,  August 31,
                                                        1996          1996
                                                     -----------   -----------
                                                      (Note 1)     (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,218     $     927
  Accounts receivable, net                              19,172        26,708
  Current income tax receivable                          1,501             -
  Prepaid expenses and other                             2,331         3,697
                                                      --------      --------
           Total current assets                         24,222        31,332

  Property and equipment, net                            7,071         9,927
  Intangible assets, net                               135,830       133,599
  Other assets, net                                      9,443         9,148
                                                      --------      --------
           Total assets                               $176,566      $184,006
                                                      ========      ========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt                $     77      $     77
  Accounts payable                                       2,872         1,578
  Accrued salaries and commissions                       3,560         2,050
  Accrued interest                                         320           303
  Deferred revenue                                       1,198         1,512
  Other                                                  1,434         2,359
                                                      --------      --------
          Total current liabilities                      9,461         7,879

LONG-TERM DEBT, NET OF CURRENT MATURITIES              124,180       121,139

OTHER NONCURRENT LIABILITIES                             1,361         1,036

DEFERRED INCOME TAXES                                   27,680        27,680
                                                      --------      --------
          Total liabilities                            162,682       157,734
                                                      --------      --------
SHAREHOLDERS' EQUITY (DEFICIT):
 Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued and
  outstanding 8,264,940 shares at
  February 29, 1996 and 8,345,547 shares at
  August 31, 1996                                           83            83
 Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued and
  outstanding 2,606,332 shares at February 29,
  1996 and 2,600,845 at August 31, 1996                     26            26
  Additional paid-in capital                            65,852        68,695
  Accumulated deficit                                 (52,077)      (42,532)
                                                      --------      --------
          Total shareholders' equity (deficit)          13,884        26,272
                                                      --------      --------
          Total liabilities and shareholders'
            equity (deficit)                          $176,566      $184,006
                                                      ========      ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except per share data)

                                                       Three Months Ended               Six Months Ended
                                                     August 31,  (Unaudited)        August 31,    (Unaudited)
                                                     -----------------------         ------------------------
                                                        1995         1996              1995           1996
                                                     ---------    ----------         ---------     ----------
GROSS BROADCASTING REVENUES                           $ 33,127      $ 33,485          $ 62,953      $ 63,433

LESS:  AGENCY COMMISSIONS                                5,151         5,414             9,620        10,012
                                                      --------      --------          --------      --------
NET BROADCASTING REVENUES                               27,976        28,071            53,333        53,421


  Broadcasting operating expenses                       12,881        12,178            26,898        25,309


  Publication and other revenue, net
    of operating expenses                                  188           543               450           814

  International business development expenses              306           273               676           533


  Corporate expenses                                     1,166         1,371             2,367         2,839


  Depreciation and amortization                          1,425         1,319             2,843         2,664

  Noncash compensation                                     650         1,131             1,150         2,262
                                                      --------      --------          --------      --------
OPERATING INCOME                                        11,736        12,342            19,849        20,628
                                                      --------      --------          --------      --------
OTHER INCOME (EXPENSE):
  Interest expense                                      (3,389)       (2,517)          (6,983)       (5,019)
  Equity in loss of unconsolidated affilate             (1,057)            -           (2,243)             -
  Other income (expense), net                               22           215                26           236
                                                      --------      --------          --------      --------
          Total Other Income (Expense)                  (4,424)       (2,302)          (9,200)       (4,783)
                                                      --------      --------          --------      --------
INCOME BEFORE INCOME TAXES                               7,312        10,040            10,649        15,845

PROVISION FOR INCOME TAXES                               3,100         4,000             4,700         6,300
                                                      --------      --------          --------      --------
NET INCOME                                             $ 4,212       $ 6,040           $ 5,949       $ 9,545
                                                      ========      ========          ========      ========
  Net income per common and common
    equivalent share                                  $    .38      $    .53          $    .54      $    .83
                                                      ========      ========          ========      ========
  Net income per fully diluted common share           $    .38      $    .53          $    .53      $    .83
                                                      ========      ========          ========      ========
  Weighted average common shares outstanding:
    Before full dilution                            11,119,458    11,411,982        11,089,875    11,452,907
    Assuming full dilution                          11,157,548    11,447,458        11,156,596    11,512,736

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)

                                                          Six Months Ended
                                                       August 31,  (Unaudited)
                                                        --------------------
                                                         1995          1996
                                                        ------        ------
OPERATING ACTIVITIES:
  Net income                                           $ 5,949       $ 9,545
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization of property
        and equipment                                      818           682
      Amortization of debt issuance costs and cost
        of interest rate cap agreements                    598           720
      Amortization of intangible assets                  2,025         1,982
      Provision for deferred income taxes                4,370             -
      Equity in loss of unconsolidated affiliate         2,243             -
      Compensation related to stock options granted        900         1,860
      Contribution to profit sharing plan paid with
        common stock                                       250           402
      Gain on sale of 60% ownership interest in
        Duncan's American Radio, Inc.                        -         (195)
      (Increase) decrease in current assets -
          Accounts receivable                          (8,439)       (7,536)
          Prepaid expenses and other                     (373)          (12)
      Increase (decrease) in current liabilities -
          Accounts payable                             (1,338)       (1,294)
          Accrued salaries and commissions                 634       (1,510)
          Accrued interest                               (987)          (17)
          Deferred revenue                                  88           314
          Other                                            480           600
      Decrease (increase) in other assets, net              66          (69)
                                                        ------        ------
          Net cash provided by operating activities      7,284         5,472
                                                        ------        ------
INVESTING ACTIVITIES:
  Purchases of property and equipment                    (480)       (3,543)
  Investment in and advances to TalkRadio UK             (980)             -
  Net proceeds from sale of 60% ownership interest in
    Duncan's American Radio, Inc.                            -           240
  Acquisition of intangible assets                       (186)             -
                                                        ------        ------
          Net cash used by investment activities       (1,646)       (3,303)
                                                        ------        ------
FINANCING ACTIVITIES:
  Payments on long-term debt                           (7,025)       (3,041)
  Proceeds from exercise of stock options                   88           581
                                                        ------        ------
          Net cash used by financing
            activities                                 (6,937)       (2,460)
                                                        ------        ------
DECREASE IN CASH AND CASH EQUIVALENTS                  (1,299)         (291)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    3,205         1,218
                                                        ------        ------
  End of period                                        $ 1,906         $ 927
                                                        ======        ======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                           $ 7,372       $ 4,316
    Income taxes                                             2         4,053

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                AUGUST 31, 1996


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

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at August 31, 1996 and the results of its operations for the three and six months ended August 31, 1996 and 1995 and its cash flows for the six months ended August 31, 1996 and 1995.


NOTE 2.   INVESTMENT IN TALK RADIO UK

   On July 7, 1994, the Company invested approximately $2.5 million for a 24.5% interest in TalkRadio U.K. Limited (TRUK). Subsequently, the Company invested an additional $1.0 million to support the operations of TRUK. This investment was accounted for utilizing the equity method of accounting.
Emmis reported losses from the operations of TRUK from inception through August 31, 1995 of $2,591,000 ($2,243,000 loss for the six months ended August 31, 1995) which is included in equity in loss of unconsolidated affiliate in the consolidated statements of operations. On November 7, 1995, Emmis sold its 24.5% interest in TRUK for approximately $3.0 million and recorded a gain on sale of approximately $2.7 million.

NOTE 3.   SALE OF DUNCAN'S AMERICAN RADIO, INC.

  In June, 1996, the Company sold 60% of its ownership interest in Duncan's American Radio, Inc. for $.5 million and recorded a gain of $.2 million. The Company also paid $.3 million to buy out a management contract. The Company's remaining 40% interest is accounted for under the equity method of accounting and is reflected as other assets in the condensed consolidated balance sheet at August 31, 1996.

NOTE 4.   NET INCOME PER COMMON AND COMMON
               EQUIVALENT SHARE

  Net income per common and common equivalent share is computed by dividing net income, by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding assumes the exercise of stock options when the effect would be dilutive.

  Fully diluted net income per share assumes the fully dilutive effect of the exercise of stock options.

NOTE 5.   INCOME TAXES

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The performance of a radio group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and Operating Cash Flow. Operating Cash Flow is defined as operating income before depreciation, amortization and noncash compensation expenses. Broadcast Cash Flow is defined as Operating Cash Flow before corporate expenses (excluding noncash compensation), publication and other revenue net of operating expenses, and international business developmement expenses. Although Broadcast Cash Flow and Operating Cash Flow are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles, the Company believes that Broadcast Cash Flow and Operating Cash Flow are useful because they are generally recognized by the radio broadcasting industry as a measure of performance and are used by analysts who report on the performance of broadcast companies.



RESULTS OF OPERATIONS


  Net broadcasting revenues for the quarter ended August 31, 1996 were $28.1 million compared to $28.0 million for the same quarter of the prior year.

  Broadcasting operating expenses for the quarter ended August 31, 1996 were $12.2 million compared to $12.9 million for the same quarter of the prior year, a decrease of $.7 million or 6%. This decrease is principally attributable to decreased promotional spending at the Company's broadcasting properties.

  Broadcast Cash Flow for the fiscal quarter ended August 31, 1996 was $15.9 million compared to $15.1 million for the same quarter of the prior year, an increase of $.8 million or 5%. This increase is principally due to decreased broadcasting operating expenses.

  Corporate expenses for the quarter ended August 31, 1996 were $1.4 million compared to $1.2 million for the same quarter of the prior year, an increase of $0.2 million or 18%. This increase was primarily due to increased compensation.

  Operating Cash Flow for the quarter ended August 31, 1996 was $14.8 million compared to $13.8 million for the same quarter of the prior year, an increase of $1.0 million or 7%. This increase is principally due to decreased broadcasting operating expenses.

  Interest expense was $2.5 million for the quarter ended August 31, 1996 compared to $3.4 million for the same quarter of the prior year, a decrease of $.9 million or 26%. This decrease reflects lower outstanding debt due to voluntary repayments made under the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

  The increase in accounts receivable from February 29, 1996 to August 31, 1996 is due to the increase of net broadcasting revenues in the quarter ended August 31, 1996 compared to the quarter ended February 29, 1996.

  In the fiscal quarter ended August 31, 1996, the Company made voluntary payments of $1.0 million under its Credit Facility. As of August 31, 1996, the Company had $47.4 million available for borrowing under the Credit Facililty.

  In the fiscal quarter ended August 31, 1996, the Company had capital expenditures of $2.7 million. These capital expenditures consist primarily of leasehold improvements to office and studio facilities in connection with the move of its New York broadcast properties to a new location.

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

  In August, 1996, the Company announced its plans to build an office building in downtown Indianapolis for its corporate headquarters. The project is expected to be completed in late 1998 for an estimated cost of $12-$15 million. A project agreement between the City of Indianapolis and the Company has not been finalized.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At the annual meeting of the shareholders of the Company held on June 26, 1996, the following matters received the following votes:

                                                VOTES        VOTES
                 MATTER DESCRIPTION              FOR        AGAINST  ABSTAINING
                 ------------------            -------     --------  ----------
1.  Election of Directors:
          Jeffrey H. Smulyan                33,028,542          --     115,500
          Doyle L. Rose                     33,026,542          --     117,500
          Gary L. Kaseff                    33,028,542          --     115,500
          Samuel W. Smulyan                 33,028,542          --     115,500
          Lawrence B. Sorrel                33,028,542          --     115,500
          Susan B. Bayh*                     6,991,692          --     115,500
          Richard A. Leventhal*              6,991,692          --     115,500
               *Class A Director

2.  Approval of Appointment of Auditors     33,127,711          --         251

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


                                     EMMIS BROADCASTING CORPORATION



Date: October 15, 1996               By:  /s/ Howard L. Schrott
                                        -----------------------------
                                        Howard L. Schrott
                                          Vice President (Authorized Corporate
                                          Officer), Chief Financial Officer and
                                          Treasurer