Form 10-Q
period 1996-11-30
EMMIS BROADCASTING CORPORATION
filed 1997-01-14
CIK 783005

As filed with the Securities and Exchange Commission on January 14, 1997

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

      For the quarterly period ended November 30, 1996 or

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

  The number of shares outstanding of each of the Registrant's classes of common stock, as of January 10, 1997, was:

            8,376,991 Shares of Class A Common Stock, $.01 Par Value 2,581,345 Shares of Class B Common Stock, $.01 Par Value

                                  INDEX



                                                           PAGE

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . 4

      Condensed Consolidated Balance Sheets
        at November 30, 1996 and February 29, 1996 . . . . . . . 4

      Condensed Consolidated Statements of
                Operations for the three and nine months
                ended November 30, 1996 and 1995 . . . . . . . . 5

      Condensed Consolidated Statements of Cash
        Flows for the nine months ended
                November 30, 1996 and 1995 . . . . . . . . . . . 6

      Notes to Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . . 7

Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations . . . . . . . . . 8

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .10

ITEM 1.  FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and
Subsidiaries as of November 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Indiananpolis, Indiana,
January 2, 1997.

          EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share data)

                                                     February 29,  November 30,
                                                        1996          1996
                                                     -----------   -----------
                                                      (Note 1)     (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,218     $   1,044
  Accounts receivable, net                              19,172        25,640
  Current income tax receivable                          1,501           773
  Prepaid expenses and other                             2,331         4,083
                                                      --------      --------
           Total current assets                         24,222        31,540

  Property and equipment, net                            7,071        12,578
  Intangible assets, net                               135,830       132,734
  Other assets, net                                      9,443        15,149
                                                      --------      --------
           Total assets                               $176,566      $192,001
                                                      ========      ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                $     77      $     74
  Accounts payable                                       2,872         3,532
  Accrued salaries and commissions                       3,560         2,820
  Accrued interest                                         320           241
  Deferred revenue                                       1,198         1,513
  Other                                                  1,434         1,100
                                                      --------      --------
          Total current liabilities                      9,461         9,280

LONG-TERM DEBT, NET OF CURRENT MATURITIES              124,180       123,120

OTHER NONCURRENT LIABILITIES                             1,361           360

DEFERRED INCOME TAXES                                   27,680        27,680
                                                      --------      --------
          Total liabilities                            162,682       160,440
                                                      --------      --------
SHAREHOLDERS' EQUITY (DEFICIT):
 Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued and
  outstanding 8,264,940 shares at
  February 29, 1996 and 8,391,842 shares at
  November 30, 1996                                         83            84
 Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued and
  outstanding 2,606,332 shares at February 29,
  1996 and 2,581,345 at November 30, 1996                   26            26
  Additional paid-in capital                            65,852        69,329
  Accumulated deficit                                 (52,077)      (37,878)
                                                      --------      --------
          Total shareholders' equity                    13,884        31,561
                                                      --------      --------
          Total liabilities and shareholders'
            equity                                    $176,566      $192,001
                                                      ========      ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except per share data)

                                                       Three Months Ended               Nine Months Ended
                                                    November 30,  (Unaudited)       November 30,    (Unaudited)
                                                     -----------------------         ------------------------
                                                        1995         1996              1995           1996
                                                     ---------    ----------         ---------     ----------
GROSS BROADCASTING REVENUES                           $ 31,376      $ 32,631          $ 94,329      $ 96,064

LESS:  AGENCY COMMISSIONS                                4,787         5,111            14,407        15,123
                                                      --------      --------          --------      --------
NET BROADCASTING REVENUES                               26,589        27,520            79,922        80,941


  Broadcasting operating expenses                       14,050        13,978            40,948        39,286


  Publication and other revenue, net
    of operating expenses                                  431           229               881         1,044

  International business development expenses              296           277               972           810


  Corporate expenses                                     1,069         1,489             3,436         4,329

  Depreciation and amortization                          1,349         1,405             4,192         4,070

  Noncash compensation                                   1,050           520             2,200         2,782
                                                      --------      --------          --------      --------
OPERATING INCOME                                         9,206        10,080            29,055        30,708
                                                      --------      --------          --------      --------
OTHER INCOME (EXPENSE):
  Interest expense                                     (3,326)       (2,329)          (10,309)       (7,348)
  Equity in loss of unconsolidated affilate              (868)             -           (3,111)             -
  Gain on sale of Investment in TalkRadio UK             2,729             -             2,729             -
  Other income (expense), net                               43            19                69           255
                                                      --------      --------          --------      --------
          Total Other Income (Expense)                 (1,422)       (2,310)          (10,622)       (7,093)
                                                      --------      --------          --------      --------
INCOME BEFORE INCOME TAXES                               7,784         7,770            18,433        23,615

PROVISION FOR INCOME TAXES                               3,300         3,115             8,000         9,415
                                                      --------      --------          --------      --------
NET INCOME                                             $ 4,484       $ 4,655          $ 10,433      $ 14,200
                                                      ========      ========          ========      ========
  Net income per common and common
    equivalent share                                  $    .40      $    .41          $    .94      $   1.24
                                                      ========      ========          ========      ========
  Net income per fully diluted common share           $    .40      $    .41          $    .93      $   1.24
                                                      ========      ========          ========      ========
  Weighted average common shares outstanding:
    Before full dilution                            11,180,763    11,387,357        11,099,016    11,463,307
    Assuming full dilution                          11,180,763    11,387,357        11,163,137    11,463,543

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)

                                                          Nine Months Ended
                                                      November 30,  (Unaudited)
                                                        --------------------
                                                         1995          1996
                                                        ------        ------
OPERATING ACTIVITIES:
  Net income                                          $ 10,433      $ 14,200
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization of property
        and equipment                                    1,159         1,159
      Amortization of debt issuance costs and cost
        of interest rate cap agreements                  1,073           898
      Amortization of intangible assets                  3,033         2,911
      Provision for deferred income taxes                5,525             -
      Equity in loss of unconsolidated affiliate         3,111             -
      Compensation related to stock options granted      1,500         2,246
      Contribution to profit sharing plan paid with
        common stock                                       700           536
      Gain on sale in Investment in TalkRadio UK       (2,729)             -
      Gain on sale of 60% ownership interest in
        Duncan's American Radio, Inc.                       -          (195)
      (Increase) decrease in current assets -
          Accounts receivable                          (9,633)       (6,468)
          Prepaid expenses and other, current income
            tax payable                                (1,401)       (1,171)
      Increase (decrease) in current liabilities -
          Accounts payable                               (644)          660
          Accrued salaries and commissions               1,430         (740)
          Accrued interest                             (1,104)          (79)
          Deferred revenue                               (378)           315
          Other                                            854       (1,335)
      Decrease (increase) in other assets, net              15         (257)
                                                        ------        ------
          Net cash provided by operating activities     12,944        12,680
                                                        ------        ------
INVESTING ACTIVITIES:
  Purchases of property and equipment                    (921)       (6,666)
  Escrow deposit and costs incurred for WKKX-FM and
    WKBQ-FM and AM                                           -       (6,060)
  Investment in and advances to TalkRadio UK             (980)             -
  Net proceeds from sale of TalkRadio UK                2,729              -
  Net proceeds from sale of 60% ownership interest in
    Duncan's American Radio, Inc.                            -           240
  Acquisition of intangible assets                       (186)             -
                                                        ------        ------
          Net cash used by investment activities           642      (12,486)
                                                        ------        ------
FINANCING ACTIVITIES:
  Net payments on long-term debt                      (16,045)       (1,063)
  Proceeds from exercise of stock options                  606           695
                                                        ------        ------
          Net cash used by financing
            activities                                (15,439)         (368)
                                                        ------        ------
DECREASE IN CASH AND CASH EQUIVALENTS                  (1,853)         (174)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    3,205         1,218
                                                        ------        ------
  End of period                                        $ 1,352       $ 1,044
                                                        ======        ======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                          $ 10,341       $ 6,529
    Income taxes                                         2,746         8,687

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                              NOVEMBER 30, 1996


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

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at November 30, 1996 and the results of its operations for the three and nine months ended November 30, 1996 and 1995 and its cash flows for the nine months ended November 30, 1996 and 1995.


NOTE 2.   INVESTMENT IN TALK RADIO UK

   On July 7, 1994, the Company invested approximately $2.5 million for a 24.5% interest in TalkRadio U.K. Limited (TRUK). Subsequently, the Company invested an additional $1.0 million to support the operations of TRUK. This investment was accounted for utilizing the equity method of accounting.
Emmis reported losses from the operations of TRUK from inception through November 30, 1995 of $3.5 million ($3.1 million loss for the nine months ended November 30, 1995) which is included in equity in loss of unconsolidated affiliate in the consolidated statements of operations. On November 7, 1995, Emmis sold its 24.5% interest in TRUK for approximately $3.0 million and recorded a gain on sale of approximately $2.7 million.

NOTE 3.   SALE OF DUNCAN'S AMERICAN RADIO, INC.

  In June, 1996, the Company sold 60% of its ownership interest in Duncan's American Radio, Inc. for $.5 million and recorded a gain of $.2 million. The Company also paid $.3 million to buy out a management contract. The Company's remaining 40% interest is accounted for under the equity method of accounting and is reflected as other assets in the condensed consolidated balance sheet at November 30, 1996.

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

NOTE 6.  PENDING ACQUISITON

  On November 1, 1996, Emmis announced that it signed a definitive agreement to acquire substantially all of the assets of radio stations WKKX-FM, WKBQ-FM and WKBQ-AM in St. Louis from Zimco, Inc. for approximately $43 million in cash. In connection therewith, Emmis made a $6 million escrow payment which will be credited against the purchase price at the closing date. These stations had net broadcasting revenues of approximately $5.1 million for the year ended December 31, 1995. The acquisition is subject to various conditions, including regulatory approval. The acquisition will be accounted for as a purchase. Emmis intends to finance the acquisition through additional borrowings. In connection with this agreement, Emmis entered into a time brokerage agreement, effective December 1, 1996, which will permit Emmis to operate the radio stations in accordance with certain FCC rules and regulations. Accordingly, Emmis will reflect the operating results of these stations in their consolidated financial statements commencing December 1, 1996.


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



RESULTS OF OPERATIONS


  Net broadcasting revenues for the quarter ended November 30, 1996 were $27.5 million compared to $26.6 million for the same quarter of the prior year, an increase of $.9 million or 3.5%. Net broadcasting revenues for the nine months ended November 30, 1996 were $80.9 million compared to $79.9 million for the same period of the prior year, and increase of $1.0 million or 1.3%. These increases are principally attributable to the ability to charge higher advertising rates at the Company's broadcasting properties.

  Broadcasting operating expenses for the quarter ended November 30, 1996 were $14.0 million compared to $14.1 million for the same quarter of the prior year, a decrease of $.1 million or .5%. Broadcasting operating expenses for the nine months ended November 30, 1996 were $39.3 million compared to $40.9 million for the same period of the prior year, a decrease of $1.6 million or 4.1%. These decreases are principally attributable to decreased promotional spending at the Company's broadcasting properties.

  Broadcast Cash Flow for the fiscal quarter ended November 30, 1996 was $13.5 million compared to $12.5 million for the same quarter of the prior year, an increase of $1.0 million or 8.0%. Broadcast Cash Flow for the nine months ended November 30, 1996 was $41.7 million compared to $39.0 million for the same period of the prior year, an increase of $2.7 million or 6.9%. These increases are principally due to increased net broadcasting revenues at the Company's broadcasting properties.

  Corporate expenses for the quarter ended November 30, 1996 were $1.5 million compared to $1.1 million for the same quarter of the prior year, an increase of $0.4 million or 39.3%. Corporate expenses for the nine months ended November 30, 1996 were $4.3 million compared to $3.4 million for the same period of the prior year, an increase of $.9 million or 26.0%. These increases are primarily due to increased compensation.

  Operating Cash Flow for the quarter ended November 30, 1996 was $12.0 million compared to $11.6 million for the same quarter of the prior year, an increase of $.4 million or 3.4%. Operating Cash Flow for the nine months ended November 30, 1996 was $37.6 million compared to $35.5 million for the same period of the prior year, an increase of $2.1 million or 6.0%. These increases are principally due to increased net broadcasting revenues at the Company's broadcasting properties.

  Interest expense was $2.3 million for the quarter ended November 30, 1996 compared to $3.3 million for the same quarter of the prior year, a decrease of $1.0 million or 30.0%. Interest expense for the nine months ended November 30, 1996 was $7.3 million compared to $10.3 million for the same period of the prior year, a decrease of $3.0 million or 28.7%. These decreases reflect lower outstanding debt due to voluntary repayments made under the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

  The increase in accounts receivable from February 29, 1996 to November 30, 1996 is due to the increase of net broadcasting revenues in the quarter ended November 30, 1996 compared to the quarter ended February 29, 1996.

  In the fiscal quarter ended November 30, 1996, the Company made voluntary payments of $4.0 million under its Credit Facility and borrowed $6.0 million to fund an escrow payment for the purchase of radio stations from Zimco, Inc. As of November 30, 1996, the Company had $42.6 million available for borrowing under the Credit Facility.

  In the fiscal quarter ended November 30, 1996, the Company had capital expenditures of $3.1 million. These capital expenditures consist primarily of leasehold improvements to office and studio facilities in connection with the move of its New York broadcast properties to a new location.

  The Company expects that cash flow from operating activities will be sufficient to fund all debt service, working capital and capital expenditure requirements. As part of its business strategy, the Company frequently evaluates potential acquisitions of radio stations. In connection with the pending acquisition, the Company intends to borrow additional amounts under the credit facility to finance the acquisition. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     The following exhibits are filed or incorporated by reference as a part of this report:

11   Statements re: Calculations of per share net income
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)


     Reports on Form 8-K

     No reports on Form 8-K were filed during the period.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EMMIS BROADCASTING CORPORATION



Date: January 14, 1997               By:  /s/ Howard L. Schrott
                                        -----------------------------
                                        Howard L. Schrott
                                          Vice President (Authorized Corporate
                                          Officer), Chief Financial Officer and
                                          Treasurer