Form 10-K
period 1997-02-28
EMMIS BROADCASTING CORPORATION
filed 1997-05-29
CIK 783005

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

As filed with the Securities and Exchange Commission on May 29, 1997

(Mark One)
[X]     Annual Report Pursuant to Section 13 or 15(d) of The
        Securities Exchange Act of 1934 for the Fiscal Year
        Ended February 28, 1997

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 30, 1997, was approximately $266,360,710.

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997, was:

                8,428,596 Class A Common Shares, $.01 par value
                2,574,470 Class B Common Shares, $.01 par value

     Documents Incorporated by Reference: See Page 2

                  DOCUMENTS INCORPORATED BY REFERENCE

                                Documents
                                ---------
                                               Form 10-K Reference
                                               -------------------

Proxy Statement Dated May 27, 1997                   Part III

                           EMMIS BROADCASTING CORPORATION

                                     FORM 10-K

                                 TABLE OF CONTENTS


                                                                          Page
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
    Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
    Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 12
    Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
    Item 5.  Market for Registrant's Common Equity and Related
             Shareholder Matters. . . . . . . . . . . . . . . . . . . . . . 15
    Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . 15
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation . . . . . . . . . . . . . . . . . . . 16
    Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . 21
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . 42

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
    Item 10.  Directors and Executive Officers of the Registrant. . . . . . 43
    Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . 44
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management. . . . . . . . . . . . . . . . . . . . . . . . . . 44
    Item 13.  Certain Relationships and Related Transactions. . . . . . . . 44

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 44

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46

                                      PART I

ITEM 1. BUSINESS.

GENERAL

    The Company owns and operates nine FM radio stations and two AM radio stations serving the nation's three largest radio markets, Los
Angeles, New York and Chicago, and the major markets of St. Louis and Indianapolis. Three of these stations were acquired on March 31, 1997, and were operated by the Company under a time brokerage agreement from December 1,1996 through March 31, 1997. The Company has successfully created top-performing radio stations that are ranked among the top five stations in terms of total audience share in three of the Company's markets and among the top ten stations in terms of total audience share in one of the other two markets according to the Winter 1997 Ratings (the "Winter 1997 Arbitron Survey") published by The Arbitron Company ("Arbitron"). The Company has also received awards from organizations such as the National Association of Broadcasters and Billboard and Rolling Stone magazines. The Company has achieved this success primarily as a result of its ability to attract and retain an experienced team of broadcast professionals who have focused on creating innovative programming and developing effective marketing and sales programs.

    The five markets served by the Company's stations accounted for approximately $1.5 billion in radio advertising revenues in calendar year
1996. The Company's stations in these markets have consistently produced positive Broadcast Cash Flow in each of the past five years. The
Broadcast Cash Flow of these eleven stations including three months of operating results of the stations acquired in March 1997, was $50.4 million for the fiscal year ended February 28, 1997. The Company believes that its presence in large markets makes it attractive to advertisers and that the geographic diversity of its markets reduces its dependence on any economic sector or specific advertiser.

    The Company began business in 1981 with one radio station in Indianapolis. Historically, the Company's operating strategy has been to acquire underperforming radio stations and improve their ratings, revenues and Broadcast Cash Flow by utilizing the Company's programming and marketing skills. The Company also publishes Indianapolis Monthly magazine and Atlanta magazine, and engages in certain businesses ancillary to its radio business, such as advertising and program consulting and broadcast tower leasing.

COMPANY STRATEGY

    The Company has developed and implements several operating strategies to enhance its audience and advertising revenue shares.

    Innovative Programming. The Company's primary strategy has been and will continue to be to use innovative programming to create valuable new radio station niches. For example, the Company introduced the Dance/Contemporary Hit format at KPWR-FM in Los Angeles which attracted the young Hispanic, white and African-American audiences of Southern California. When the Company purchased WRKS-FM in New York City, it developed a new "Classic Soul/Smooth R&B" format which specifically targeted the adult African American audience. The Company also developed the first all-sports radio station at WFAN-AM in New York prior to the sale of this station in 1992. At WKQX-FM in Chicago, the Company created a new niche by identifying and exploiting a variation of Alternative Rock (or "New Rock") which had broader audience appeal than existing Alternative Rock formats. Once a programming niche has been developed, the Company's general strategy for maintaining ratings and increasing revenue is to build franchise value through creative music programming, rather than relying on particular high-profile on-air talent. The Company also routinely conducts market research to assist in refining and improving the programming of each of its stations.

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

    Expansion Strategy. The Company believes it can enhance its ability to dominate a programming format by acquiring two or more stations in a particular market, because the Company can then program each station to deliver a larger share of a targeted demographic group to advertisers, while being less vulnerable to programming format competition. Accordingly, the Company has acquired additional stations in New York City, Indianapolis, and St. Louis, and it intends to pursue additional attractive acquisition opportunities in markets where it has existing stations and can achieve the potential for significant increases in Broadcast Cash Flow through programming enhancements and, to a lesser extent, through cost savings. The Company will also consider acquisitions of individual stations or groups of stations in other attractive markets where it expects that it can ultimately achieve a dominant position with one or more stations. The Company has entered into a noncompetition agreement, however, in connection with the sale of a radio station which restricts the Company from entering the Boston market until May 1998.

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

BROADCAST PROPERTIES

    The Company's strategy is to focus on a limited number of radio markets judged to have the greatest long-term growth potential. The Company's ongoing broadcasting operations are summarized in the following table:

                                                   Overall
                                                   STATION                                    RANKING IN
STATION        MARKET      MARKET       STATION    RANKING        PRIMARY                       PRIMARY
  AND          REVENUE     RANK BY      AUDIENCE      IN        DEMOGRAPHIC                    DEMOGRAPHIC
MARKET         SIZE (1)   REVENUE(1)    SHARE(2)   MARKET(2)       TARGET      FORMAT           TARGET(3)
------         -------    ----------    --------   ---------     ----------    ------         ------------
KPWR-FM         $526.0        1            4.6         3            Ages       Dance/              1
Los Angeles                                                         12-24      Contemporary

       5                                                                              Hit

WQHT-FM          475.0        2            6.1         1            Ages       Dance/              1
New York                                                            12-24      Contemporary
                                                                               Hit

WRKS-FM          475.0        2            4.3         6            Ages       Classic Soul/       3
New York                                                            25-54      Smooth R & B

WKQX-FM          337.6        3            2.8        14            Ages       New Rock            7
Chicago                                                             18-34

KSHE-FM           94.8       18            4.0         9            Ages       Album               6
St. Louis                                                           18-34      Oriented
                                                                               Rock

WKKX-FM           94.8       18            4.5         7            Ages       Country             9
St. Louis                                                           25-54

WALC-FM           94.8       18            4.0         9            Ages       Modern-             8
St. Louis                                                           18-44      Adult
                                                                               Contemporary

WKBQ-AM           94.8       18            (4)        (4)           Ages       Country            (4)
St. Louis                                                           25-54

WENS-FM           65.6       28            5.4         7            Ages       Adult               3
Indianapolis                                                        25-54      Contemporary

WIBC-AM           65.6       28            9.1         3            Ages       News/Talk           5
Indianapolis                                                        25-54

WNAP-FM           65.6       28            4.2        10            Ages       70s Oldies          6
Indianapolis                                                        25-54


(1) "Market Revenue Size" is based on aggregate gross radio revenue for calendar year 1996. "Market Rank by Revenue" is the ranking of the Market Revenue Size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (1997 ed.). Market revenues are in millions.

(2) "Station Audience Share" is from the Winter 1997 Arbitron Survey.
The generally accepted method of measuring the relative size of a radio station's audience is by reference to total persons, age 12 and older, Monday--Sunday, 6 a.m.--Midnight Average Quarter Hour shares as published by Arbitron. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries returned by selected listeners. A station's AQH share is a percentage computed by dividing the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by the average number of such persons for all stations in the market area. Arbitron compiles ratings data for various demographic groups as well as for total persons age 12 and older. "Overall Station Ranking in Market" is the ranking of the station among all radio stations in its market based on the station's AQH share according to the Winter 1997 Arbitron Survey.

(3) "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market and is based on the station's AQH share in the primary demographic target according to the Winter 1997 Arbitron Survey.

(4) Station Audience Share is not significant and therefore not reflected on the Winter 1997 Arbitron Survey. The station simulcasts all programming from sister station WKKX-FM.

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

INDUSTRY INVOLVEMENT

    The Company has taken an active leadership role in a wide range of radio industry organizations. The Company's senior managers have served in various capacities with radio industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee and the Arbitron Advisory Council and as founding members of the Radio Operators Caucus. In addition, managers of the Company have been voted Radio President of the Year and General Manager of the Year, and at various times the Company was voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers.

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

PUBLISHING OPERATIONS

    The Company publishes two regional magazines which were acquired in 1988 and 1993.

    Indianapolis Monthly.  The Company has published Indianapolis
Monthly magazine since 1988. Indianapolis Monthly covers matters of interest in the Indianapolis area and currently has a paid monthly circulation of approximately 45,000. Over the last few years the performance of the magazine has steadily improved despite a nationwide downturn in the city and regional magazine business largely attributable to unfavorable economic conditions. Competition for Indianapolis Monthly comes from other local publications, although Indianapolis Monthly is now the only general interest magazine focusing on the Indianapolis area.

    Atlanta. The Company acquired the assets of and began publishing Atlanta magazine on August 1, 1993. Atlanta covers matters of interest in the Atlanta area and currently has a paid monthly circulation of approximately 65,000. The magazine was unprofitable for several years before it was acquired by the Company for a nominal investment. Certain initiatives, including decreasing the number of employees at the magazine and changing the sales focus of the magazine from national advertising to local advertising, have contributed to improving profitability.

EMPLOYEES

    As of February 28, 1997 the Company had approximately 379 full-time employees and approximately 177 part-time employees. The Company's on-air employees at its New York and Chicago radio stations, totaling approximately 53 persons, are covered by a union contract with the American Federation of Television and Radio Artists. The Company considers relations with its employees to be excellent.

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

                   WENS-FM (Indianapolis)  August 1, 1996*
                   WKQX-FM (Chicago)       December 1, 2003
                   KSHE-FM (St. Louis)     February 1, 2004
                   KPWR-FM (Los Angeles)   December 1, 1997
                   WQHT-FM (New York)      June 1, 1998
                   WIBC-AM (Indianapolis)  August 1, 1996*
                   WNAP-FM (Indianapolis)  August 1, 1996*
                   WRKS-FM (New York)      June 1, 1998
                   WKBQ-AM (St. Louis)     February 1, 2004
                   WKKX-FM (St. Louis)     December 1, 2003
                   WALC-FM (St. Louis)     December 1, 2003

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

      On July 1, 1996, the National Rainbow Coalition and Operation Push filed with the FCC a petition to deny renewal of the licenses of WENS-FM, WNAP-FM and WIBC-AM for alleged deficiencies in minority hiring practices. The Company opposed the petition. The Company and the petitioners subsequently entered into an agreement as a result of which the petition was withdrawn. However, under FCC policy, notwithstanding the withdrawal of the petition the allegations contained therein will be considered by the FCC. The FCC has not yet issued a ruling on the allegations.

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

     In March of 1997, the FCC adopted rules authorizing delivery of digital audio radio service ("DARS") on a nationwide basis by satellite; at the same time, the FCC put out for comment a proposal to permit satellite-delivered DARS to be supplemented by terrestrial transmitters designed to fill "gaps" in satellite coverage. The FCC has also awarded two nationwide licenses for satellite-delivered DARS. It is anticipated that DARS, when implemented, will be capable of delivering multiple channels of compact-disc quality sound which will be receivable through the use special receiving antennas. There is ongoing research exploring the feasiblility of additional delivery of DARS on a local basis by terrestrial stations ulilizing either existing broadcasting frequencies or other frequencies.

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


                                                                                 EXPIRATION
                                               YEAR PLACED        OWNED OR          DATE
PROPERTY                                       IN SERVICE          LEASED         OF LEASE
--------                                      -----------         --------      ----------
WENS-FM/WNAP-FM/Corporate Headquarters            1990             Leased      February 2000(1)(4)
Indianapolis Monthly
950 North Meridian Street
Indianapolis, Indiana
WENS-FM Tower                                     1985             Owned       --
WNAP-FM Tower                                     1981             Owned       --


KSHE-FM                                           1986             Leased      August 1996(5)
700 St.  Louis Union Station
St.  Louis, Missouri
KSHE-FM Tower                                     1984             Leased      May 2000(1)

KPWR-FM                                           1988             Leased      February
1998(2)
2600 West Olive
Burbank, California
KPWR-FM Tower                                     1993             Leased      March 2003(3)

WQHT-FM/WRKS-FM                                   1996             Leased      June, 2012(2)
395 Hudson Street
New York, New York
WQHT-FM Tower                                     1988             Leased      April 1996(5)
WRKS-FM Tower                                     1984             Leased      November 2005


WKQX-FM                                           1988             Leased      July 1999
Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                     1988             Leased      September
1999(2)

Atlanta Magazine Office                           1993             Leased      July 1997(6)
1360 Peachtree Street
Atlanta, Georgia

WIBC-AM                                           1983             Leased      November
1998(1)
9292 North Meridian Street
Indianapolis, Indiana
WIBC-AM Tower                                     1966             Owned       --

WKKX-FM/WALC-FM/WKBQ-AM                           1996             Leased      August 2003
638 Westport Plaza
St. Louis, Missouri
WKKX-FM Tower                                     1989             Leased      September 2009
WALC-FM/WKBQ-FM Tower                             1988             Owned       --


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

(4) In August 1996, the Company announced its plan to build and own an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999.

(5) The lease expired in 1996 and the station is currently negotiating a new long term lease at the same location. Payments are on a month to month basis.

(6) The magazine signed a new lease at a different location and will be moving at the end of the current lease. The new lease expires in July 2003.

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


     The following table sets forth the high and low sale prices of the Class A Common Stock for the periods indicated. No dividends were paid during any such periods.


QUARTER ENDED                   HIGH        LOW
-------------                   ----       ----
May 1995                       22.25      16.375
August 1995                    31.75       21.25
November 1995                  35.00       25.25
February 1996                  40.25       26.75
May 1996                       46.75       35.00
August 1996                    52.50       41.25
November 1996                  53.50       31.75
February 1997                  39.50       30.00


     At May 1, 1997, there were approximately 194 record holders of the Class A Common Stock, and there was one holder of the Company's Class B Common Stock.

     The Company intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS


                                                                 YEAR ENDED FEBRUARY 28 (29),
                                                                 ----------------------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      1993       1994        1995        1996        1997
                                                      ----       ----        ----        ----        ----
OPERATING DATA:
Net broadcasting revenues                          $49,724    $50,311     $66,815     $99,830    $103,292
Broadcasting operating expenses                     34,431     29,368      38,794      53,948      52,839
Publication and other revenue,
 net of operating expenses                             954        657         593         896         834
International business development expense               -          -         313       1,264       1,164
Corporate expense                                    2,867      2,766       3,700       4,419       5,929
Depreciation and amortization                        3,561      2,812       3,827       5,677       5,481
Noncash compensation                                 1,517      1,724         600       3,667       3,465

Operating income                                     8,302     14,298      20,174      31,751      35,248
Interest expense                                    19,334     13,588       7,849      13,540       9,633
Gain on disposition of radio stations               40,007          -           -           -           -
Other income (expense), net                        (1,761)      (367)       (170)       (303)         325

Income before income taxes and extraordinary item   27,214        343      12,155      17,908      25,940
Income (loss) before extraordinary item             25,114      (957)       7,627      10,308      15,440
Net income (loss)                                   25,114    (4,365)       7,627      10,308      15,440
Net income (loss) available to common shareholders  24,388    (5,853)       7,627      10,308      15,440
Net income (loss) per common and common
  equivalent share                                                          $0.70       $0.92       $1.35
Weighted average shares outstanding                                    10,831,695  11,208,862  11,451,590


   OTHER DATA:

Broadcast cash flow                                 15,293     20,943      28,021      45,882      50,453
Operating cash flow                                 13,380     18,836      24,601      41,095      44,194
Capital expenditures                                   549        659       1,081       1,396       7,559
Number of radio stations owned at end of period          5          5           8           8           8



                                                                    FEBRUARY 28 (29),
                                                                    -----------------

                                                        (Dollars in thousands, except per share data)
                                                      1993       1994        1995       1996         1997
                                                      ----       ----        ----       ----         ----

   BALANCE SHEET DATA:
   Cash                                             $3,142     $1,607      $3,205      $1,218      $1,191
   Working capital                                (39,723)      6,210      10,088      14,761      15,463
   Net intangible assets                            31,556     30,751     139,729     135,830     131,743
   Total assets                                     67,588     57,849     183,441     176,566     189,716
   Total debt                                       98,177     92,345     152,322     124,257     115,172
   Redeemable preferred stock                        5,515     11,250           -           -           -
   Shareholders' equity (deficit)                 (54,303)   (54,229)     (2,661)      13,884      34,422


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

 SIGNIFICANT EVENTS

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

      On December 1, 1994, the Company acquired all of the outstanding capital stock and working capital of Summit Broadcasting Holding Company (including $4.5 million of net working capital) for approximately $72.5 million in cash. Summit Broadcasting Holding Company owns all the outstanding capital stock of Summit-New York Broadcasting Corporation which, in turn, owns and operates WRKS-FM in New York City (WRKS-FM together with WIBC-AM and WNAP-FM, are hereafter referred to as the Acquired Stations). The Company amended its Credit Facility to add an $80 million revolver/term loan facility which was utilized to finance this purchase.

      In June 1996, the Company sold 60% of its ownership interest in Duncan's American Radio, Inc. for $0.5 million and recorded a gain of $0.2 million. The Company also paid $0.3 million to buy out a management contract.

      On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations of WALC-FM (formerly WKBQ-FM), WKBQ-AM and WKKX-FM in St. Louis from Zimco, Inc. for approximately $43.1 million in cash, plus an agreement to broadcast approximately $1.0 million in trade spots, for Zimco, Inc., over a period of several years. In accordance with the asset purchase agreement, Emmis made an escrow payment of $6.0 million and paid $600,000 in non-refundable prepayments. The purchase price was financed through additional borrowings under the Company's existing Credit Facility.


 RESULTS OF OPERATION

      YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996. Net broadcasting revenues for the year ended February 28, 1997 were $103.3 million compared to $99.8 million for the same period of the prior year, an increase of $3.5 million or 3.5%. This increase is due principally to the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

      Total broadcasting operating expenses for the year ended February 28, 1997, were $52.8 million compared to $53.9 million for the same period of the prior year, a decrease of $1.1 million or 2.1%. This decrease is attributable to a decrease in rent expense as a result of the recognition of a loss associated with property no longer used for operating purposes in the prior year, and a decrease in compensation as a result of a reallocation of management personnel to corporate operations, which was partially offset by operating expenses incurred under the time brokerage agreement related to the St. Louis acquisition.

      Publication and other revenues net of operating expenses for the year ended February 28, 1997, were $0.8 million compared to $0.9 million for same period of the prior year, a decrease of $0.1 million or 6.9%. This decrease is principally a result of an increase in operating expenses at Atlanta magazine, which was not fully offset by the total increase in publishing revenue of $0.8 million.

      Corporate expenses for the year ended February 28, 1997, were $5.9 million compared to $4.4 million for the same period of the prior year, an increase of $1.5 million or 34.2%. This increase is primarily due to an increase in the number of management personnel allocated to the corporate division as well as an overall increase in compensation.

      International business development expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs. Such expenses were $1.2 million for the fiscal year ended February 28, 1997, compared to $1.3 million for the same period of the prior year, a decrease of $0.1 million or 7.9%. This decrease is due to decreased need for outside consulting services.

      Depreciation and amortization expense for the year ended February 28, 1997, was $5.5 million compared to $5.7 million for the same period of the prior year, a decrease of $0.2 million or 3.5%. This decrease is due to fully depreciated assets at the Company's broadcasting properties.

      Noncash compensation expense for year ended February 28, 1997, was $3.5 million compared to $3.7 million for the same period of the prior year, a decrease of $0.2 million or 5.5%. Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This decrease is due primarily to the decrease in stock price from February 29, 1996 to February 28, 1997.

      Interest expense for the fiscal year ended February 28, 1997, was $9.6 million compared to $13.5 million for the same period of the prior year, a decrease of $3.9 million or 28.9%. This decrease reflects lower outstanding debt due to voluntary repayments made under the Company's Credit Facility and lower effective interest rates.

      Accounts receivable at February 28, 1997, were $20.8 million compared to $19.2 million at February 29, 1996, an increase of $1.6 million or 8.7%. This increase in accounts receivable is due primarily to increases in net broadcasting revenues at the Company's broadcasting properties during the fourth quarter as compared to the same period a year ago.

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

      Total broadcasting operating expenses for the year ended February 29, 1996, were $53.9 million compared to $38.8 million for the same period of the prior year, an increase of $15.1 million or 39.1%. This increase is principally due to the addition of the WNAP-FM, WIBC-AM and WRKS-FM.

      Publication and other revenues net of operating expenses for the year ended February 29, 1996, were $0.9 million compared to $0.6 million for same period of the prior year, an increase of $0.3 million or 51.1%. This increase is principally a result of an increase in revenue net of operating expenses from Atlanta magazine and Indianapolis Monthly magazine.

      Corporate expenses for the year ended February 29, 1996, were $4.4 million compared to $3.7 million for the same period of the prior year, an increase of $0.7 million or 19.4%. This increase is primarily due to increased compensation, increased professional fees and additional costs associated with the legal requirements of and transacting business as a public company.

      International business development expenses reflect costs associated with Emmis International Corporation. Such expenses were $1.3 million for the fiscal year ended February 29, 1996, compared to $0.3 million for the same period of the prior year, an increase of $1.0 million or 303.8%. This increase is due to the formation of Emmis International Corporation during the quarter ended February 28, 1995.

      Depreciation and amortization expense for the year ended February 29, 1996, was $5.7 million compared to $3.8 million for the same period of the prior year, an increase of $1.9 million or 48.3%. This increase is due to the addition of the WNAP-FM, WIBC-AM, and WRKS-FM.

      Noncash compensation expense for year ended February 29, 1996, was $3.7 million compared to $0.6 million for the same period of the prior year, an increase of $3.1 million or 511.2%. Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase is due primarily to an increase in compensation expense related to options granted and restricted common stock issued to employees of the Company and a larger contribution to the Profit Sharing Plan.

      Interest expense for the fiscal year ended February 29, 1996, was $13.5 million compared to $7.8 million for the same period of the prior year, an increase of $5.7 million or 72.5%. This increase is principally due to the Indianapolis and New York acquisitions and higher interest rates than experienced in the prior year under the Company's Credit Facility.

      Accounts receivable at February 29, 1996, were $19.2 million compared to $16.8 million at February 28, 1995, an increase of $2.4 million or 13.9%. This increase in accounts receivable is due primarily to increases in net broadcasting revenues at stations owned and operated for the entire fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES

      On December 20, 1993, the Company entered into a $100 million Credit Facility comprised of a $40 million revolver/term loan and a $60 million reducing revolving Credit Facility. During the fiscal year ended February 28, 1995 this Credit Facility was amended to add an $80 million revolver/term loan facility, a portion of the proceeds of which were used to acquire the stock of the corporation which owns and operates WRKS-FM in New York City. In connection with this amendment, the $40 million revolver/term loan was converted to a term loan and the quarterly commitment reduction schedule of the $60 million reducing revolving Credit Facility was revised. In the fiscal year ended February 28, 1997, the Company made voluntary payments of $9.0 million under its Credit Facility. As of February 28, 1997, the Company had $47.8 million available for borrowing under the Credit Facility. A full discussion of the Company's long-term debt is contained in Note 5 to the Company's audited consolidated financial statements. On March 2, 1994, Emmis received approximately $40.4 million of proceeds from its initial public offering of 2.8 million shares of Class A Common Stock. The Company used approximately $9.2 million of the proceeds to redeem its Series B Preferred Stock and associated detachable warrants. The remaining proceeds were used principally to reduce amounts outstanding under the Credit Facility. A complete discussion of the Company's initial public offering and related transactions is contained in Note 2 to the audited consolidated financial statements contained herein.

      In the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, the Company had capital expenditures of $7.6 million, $1.4 million and $1.1 million, respectively. The Company's capital expenditures consist primarily of broadcasting equipment purchases and tower upgrades; however, for the fiscal year ending February 28, 1997, capital expenditures consisted primarily of leasehold improvements to office and studio facilities in connection with the move of its New York broadcast properties to a new location.

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

      In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $20 million, net of reimbursable construction costs of $2 million. Certain factors such as additional studio costs related to digital technology and historical landmark requirements may cause the cost of this project to increase. The Company plans to fund this project through additional borrowings under the Credit Facility.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     REPORT OF INDEPENDENT
                       PUBLIC ACCOUNTANTS

 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
 OF EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES:

      We have audited the accompanying consolidated balance sheets of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Broadcasting Corporation and Subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP


                                           /s/ ARTHUR ANDERSEN LLP

 Indianapolis, Indiana,
 April 2, 1997.

CONSOLIDATED BALANCE SHEETS


                                                                  FEBRUARY 28 (29),
                                                                  -----------------
 ASSETS
                                                              1996                1997
                                                              ----                ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 CURRENT ASSETS:
   Cash and cash equivalents                              $  1,218            $  1,191
   Accounts receivable, net of allowance for doubtful
     accounts of $799 and $820 at February 29, 1996
     and February 28, 1997, respectively                    19,172              20,831
   Prepaid expenses                                          1,283               2,376
   Current income tax receivable                             1,501               2,482
   Other                                                     1,048               1,867
                                                          --------            --------
           Total current assets                             24,222              28,747
                                                          --------            --------
 PROPERTY AND EQUIPMENT:
   Land and buildings                                        1,009               1,009
   Leasehold improvements                                    1,391               5,509
   Broadcasting equipment                                   13,252              14,356
   Furniture and fixtures                                    6,108               7,154
   Construction in progress                                    515               1,363
                                                          --------            --------
                                                            22,275              29,391
   Less- Accumulated depreciation
     and amortization                                       15,204              16,400
                                                          --------            --------
     Total property and equipment, net                       7,071              12,991
                                                          --------            --------
 INTANGIBLE ASSETS:
   FCC licenses                                            126,116             126,116
   Trademarks and organization costs                         1,400               1,073
   Excess of cost over fair value of net
     assets of purchased businesses                         20,371              20,371
   Other intangibles                                         2,633               1,277
                                                          --------            --------
                                                           150,520             148,837
   Less- Accumulated amortization                           14,690              17,094
                                                          --------            --------
           Total intangible assets, net                    135,830             131,743
                                                          --------            --------
 OTHER ASSETS:
   Deferred debt issuance costs and cost of
     interest rate cap agreements, net of
     accumulated amortization of $2,554 and
     and $3,625 at February 29, 1996 and
     February 28, 1997, respectively                         2,555               1,541
   Investments                                               5,113               5,470
   Deposits and other                                        1,775               9,224
                                                          --------            --------
           Total other assets, net                           9,443              16,235
                                                          --------            --------
           Total assets                                   $176,566            $189,716
                                                          ========            ========

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   FEBRUARY 28 (29),
                                                                   -----------------
                                                              1996                1997
                                                              ----                ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Current Liabilities:
   Current maturities of long-term debt                   $     77            $  2,868
   Book cash overdraft                                           -               1,942
   Accounts payable                                          2,872               3,687
   Accrued salaries and commissions                          3,560               1,561
   Accrued interest                                            320                 174
   Deferred revenue                                          1,198               1,593
   Other                                                     1,434               1,459
                                                          --------            --------
           Total current liabilities                         9,461              13,284


 LONG-TERM DEBT, NET OF CURRENT MATURITIES                 124,180             112,304


 OTHER NONCURRENT LIABILITIES                                1,361                 436


 DEFERRED INCOME TAXES                                      27,680              29,270
                                                          --------            --------
           Total liabilities                               162,682             155,294
                                                          --------            --------
 COMMITMENTS AND CONTINGENCIES (NOTE 9)

 SHAREHOLDERS' EQUITY:
   Class A common stock, $.01 par value; authorized
     34,000,000 shares; issued and outstanding 8,264,940
     shares and 8,410,956 shares at February 29, 1996
     and February 28, 1997, respectively                        83                  84
   Class B common stock, $.01 par value; authorized
     6,000,000 shares; issued and outstanding 2,606,332
     shares and 2,574,470 shares at February 29, 1996
     and February 28, 1997, respectively                        26                  26
   Additional paid-in capital                               65,852              70,949
   Accumulated deficit                                    (52,077)            (36,637)
                                                          --------            --------
           Total shareholders' equity                       13,884              34,422
                                                          --------            --------
           Total liabilities and shareholders' equity     $176,566            $189,716
                                                          ========            ========

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF OPERATIONS

                                     FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28,
                                     --------------------------------------------

                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1995          1996           1997
                                            ----          ----           ----

 GROSS BROADCASTING REVENUES             $78,811      $117,562       $122,739

 LESS AGENCY COMMISSIONS                  11,996        17,732         19,447
                                         -------      --------       --------
 NET BROADCASTING REVENUES                66,815        99,830        103,292
   Broadcasting operating expenses        38,794        53,948         52,839
   Publication and other revenue,
     net of operating expenses               593           896            834
   International business
     development expenses                    313         1,264          1,164
   Corporate expenses                      3,700         4,419          5,929
   Depreciation and amortization           3,827         5,677          5,481
   Noncash compensation                      600         3,667          3,465
                                         -------      --------       --------
 OPERATING INCOME                         20,174        31,751         35,248
                                         -------      --------       --------
 OTHER INCOME (EXPENSE):
   Interest expense                      (7,849)      (13,540)        (9,633)
   Equity in loss of
     unconsolidated affiliate              (348)       (3,111)              -
   Gain on sale of investment in
     TalkRadio UK                              -         2,729              -
   Other income, net                         178            79            325
                                         -------      --------       --------
     Total other income (expense)        (8,019)      (13,843)        (9,308)
                                         -------      --------       --------

 INCOME BEFORE INCOME TAXES               12,155        17,908         25,940

 PROVISION FOR INCOME TAXES                4,528         7,600         10,500
                                         -------      --------       --------
 NET INCOME                              $ 7,627      $ 10,308       $ 15,440
                                         =======      ========       ========
   Net income per common and common
      equivalent share                      $.70          $.92          $1.35
                                         =======      ========       ========
   Net income per common share
      assuming full dilution                $.70          $.91          $1.35
                                         =======      ========       ========

                  The accompanying notes to consolidated financial
                 statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28, 1997

                                            CLASS A                CLASS B
                                         COMMON STOCK           COMMON STOCK

                                                                                        ADDI-                             TOTAL
                                         SHARES               SHARES                   TIONAL    ACCUM-   CUMULATIVE SHAREHOLDERS'
                                          OUT-                 OUT-                   PAID-IN    ULATED   TRANSLATION   EQUITY
                                        STANDING   AMOUNT    STANDING       AMOUNT    CAPITAL   DEFICIT   ADJUSTMENTS  (DEFICIT)
                                        -------    ------    --------       ------    -------   -------   -----------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 BALANCE, FEBRUARY 28, 1994            3,385,041   $   34   3,569,500      $    36    $15,713  $(70,012)      $ -      $(54,229)
    Conversion of Series A
      Preferred Stock                    765,963        8           -            -      6,498          -        -          6,506
    Initial public offering, net of
      costs incurred of $214           2,800,000       28           -            -     40,120          -        -         40,148
    Redemption and retirement of
      Series B Preferred Stock and
      associated detachable warrants           -        -           -            -    (4,467)          -        -        (4,467)
    Issuance of Class A Common
      Stock in exchange for Class B
      Common Stock                       914,378        9   (914,378)          (9)          -          -        -              -
    Issuance of Class A Common
      Stock in exchange for Emmis
      Publishing Corporation
      common stock                        45,624        -           -           -         582          -        -            582
    Exercise of stock options and
      related income tax benefits         52,311        1           -           -         506          -        -            507
    Compensation related to granting
      of stock options                         -        -           -           -          50          -        -             50
    Issuance of Class A Common
      Stock to profit sharing plan        34,375        -           -           -         550          -        -            550
    Translation adjustments                    -        -           -           -           -          -       65             65
    Net income                                 -        -           -           -           -      7,627        -          7,627
                                       ---------      ---   ---------     -------     -------   --------    -----       --------
  BALANCE, FEBRUARY 28, 1995           7,997,692       80   2,655,122          27      59,552   (62,385)       65        (2,661)
    Issuance of Class A Common Stock in
      exchange for Class B Common Stock   48,790        1    (48,790)         (1)           -          -        -              -
    Exercise of stock options and
      related income tax benefits        198,850        2           -           -       2,633          -        -          2,635
    Compensation related to granting
      of stock and stock otions                -        -           -           -       2,917          -        -          2,917
    Issuance of Class A Common
      Stock to profit sharing plan        19,608        -           -           -         750          -        -            750
    Translation adjustments                    -        -           -           -           -          -     (65)           (65)
    Net income                                 -        -           -           -           -     10,308        -         10,308
                                       ---------      ---   ---------     -------     -------   --------    -----       --------
  BALANCE, FEBRUARY 29, 1996           8,264,940       83   2,606,332          26      65,852   (52,077)        -         13,884

    Issuance of Class A Common Stock in
      exchange for Class B Common Stock   31,862        -    (31,862)           -           -          -        -              -
    Exercise of stock options and
      related income tax benefits         92,415        1           -           -       1,632          -        -          1,633
    Compensation related to granting
       of stock and stock otions               -        -           -           -       2,715          -        -          2,715
    Issuance of Class A Common
      Stock to profit sharing plan        21,739        -           -           -         750          -        -            750
    Net income                                 -        -           -           -           -     15,440        -         15,440
                                       ---------      ---   ---------       -----     -------   --------    -----       --------
  BALANCE, FEBRUARY 28, 1997           8,410,956     $ 84   2,574,470       $  26    $ 70,949 $ (36,637)        -       $ 34,422
                                       =========      ===   =========       =====     =======   ========    =====       ========


            The accompanying notes to consolidated financial statements are an integral part of these statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28,
                                                                      --------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)

                                                                           1995            1996            1997
                                                                           ----            ----            ----
  OPERATING ACTIVITIES:
    Net income                                                         $  7,627         $ 10,308        $ 15,440
    Adjustments to reconcile net income to
      net cash provided by operating activities-
        Depreciation and amortization of property and equipment           1,556            1,636           1,639
        Amortization of debt issuance costs and cost of
          interest rate cap agreements                                      660            1,742           1,071
        Amortization of intangible assets                                 2,271            4,041           3,842
        Provision for deferred income taxes                               4,253            4,870           1,590
        Gain on sale of TalkRadio UK                                          -          (2,729)               -
        Gain on sale of 60% ownership in Duncan's American Radio, Inc.        -                -           (195)
        Compensation related to stock and stock options granted              50            2,917           2,715
        Contribution to profit sharing plan paid with common stock          550              750             750
        Equity in loss of unconsolidated affiliate                          348            3,111               -
        (Increase) decrease in certain current assets
          (net of dispositions and acquisitions)-
            Accounts receivable                                         (3,745)          (2,341)         (1,659)
            Prepaid expenses and other current assets                     (298)            (751)         (3,041)
        Increase (decrease) in certain current liabilities
          (net of dispositions and acquisitions)-
            Accounts payable and book cash overdraft                         46            (569)           2,757
            Accrued salaries and commissions                              1,066              830         (1,999)
            Accrued interest                                              1,479          (1,272)           (146)
            Deferred revenue                                                290            (349)             395
            Other current liabilities                                       139              390              26
        (Increase) decrease in deposits and other assets                     31            (108)           (898)
        Increase (decrease) in other noncurrent liabilities               (843)              745           (925)
                                                                       --------         --------        --------
            Net cash provided by operating activities                    15,480           23,221          21,362
                                                                       --------         --------        --------
  INVESTING ACTIVITIES:
    Acquisition of WIBC-AM and WNAP-FM                                 (26,576)                -               -
    Costs incurred for WRKS-FM Acquisition                             (72,536)            (131)               -
    Escrow deposit and non-refundable payments for WALC-FM,
       WKBQ-AM and WKKX-FM                                                    -                -         (6,600)
    Purchases of property and equipment                                 (1,081)          (1,396)         (7,559)
    Investment in and advances to TalkRadio UK                          (2,489)            (980)               -
    Net proceeds from disposition of investment in TalkRadio UK               -            2,729               -
    Net proceeds from sale of 60% ownership interest in Duncan's
     American Radio, Inc.                                                     -                -             240
                                                                       --------        ---------       ---------
  Net cash provided (used) by investing activities                    (102,682)              222        (13,919)
                                                                       --------        ---------       ---------


                                                                         FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28,
                                                                         --------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)

                                                                           1995             1996            1997
                                                                           ----             ----            ----
 FINANCING ACTIVITIES:
   Proceeds from initial public offering                                 40,362                -               -
   Costs incurred for initial public offering                             (214)                -               -
   Proceeds from exercise of stock options and related
     income tax benefits                                                    267            2,635           1,632
   Redemption and retirement of Series B Preferred
     Stock and associated detachable warrants                           (9,211)                -               -
   Proceeds of long-term debt                                           100,000           29,518          19,000
   Payments on long-term debt                                          (40,079)         (57,583)        (28,102)
   Payment of loan fees                                                 (1,533)                -               -
   Purchase of interest rate cap agreements                               (792)                -               -
                                                                       --------         --------        --------
           Net cash provided (used) by financing activities              88,800         (25,430)         (7,470)
                                                                       --------         --------        --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,598          (1,987)            (27)

 CASH AND CASH EQUIVALENTS:
   Beginning of year                                                      1,607            3,205           1,218
                                                                       --------         --------        --------
   End of year                                                         $  3,205         $  1,218        $  1,191
                                                                       ========         ========        ========
 SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                          $  5,710         $ 13,112        $  8,708
     Income taxes                                                           264            2,931           9,180
   Noncash investing and financing transactions-
     Fair value of assets acquired by incurring debt                         50               17              17

 ACQUISITION OF WIBC-AM AND WNAP-FM:
   Fair value of assets acquired                                       $ 26,873
   Cash paid                                                             26,576
                                                                       --------
   Liabilities assumed                                                 $    297
                                                                       ========
 ACQUISITION OF WRKS-FM:
   Fair value of assets acquired                                       $ 91,940
   Cash paid                                                             72,536
                                                                       --------
   Liabilities assumed                                                 $ 19,404
                                                                       ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.  ORGANIZATION

    Emmis Broadcasting Corporation owns and operates FM radio stations in Los Angeles, New York City (2 stations), Chicago, St. Louis and Indianapolis (2 stations) and an AM radio station in Indianapolis, and on March 31, 1997 acquired three additional radio stations in St. Louis (Note 6). Emmis Broadcasting Corporation also publishes Indianapolis Monthly magazine and Atlanta magazine, and engages in certain businesses ancillary to its radio businesses, such as advertising, program consulting and broadcast tower leasing.

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

      D.  PUBLICATION AND OTHER REVENUE, NET OF OPERATING EXPENSES

    Publication revenue of $8,037,000, $9,924,000 and $10,428,000 for the years ended February 1995, 1996 and 1997, respectively, is reflected net of operating expenses in the consolidated statements of operations. Other revenues of $828,000, $703,000 and $935,000 for the years ended February 1995, 1996 and 1997, respectively, are also reflected net of operating expenses in the consolidated statements of operations.

      E.  INTERNATIONAL BUSINESS DEVELOPMENT EXPENSES

    International business development expenses includes the cost of the Company's efforts to identify, investigate and develop international broadcast investments or other international business opportunities.

      F.  NONCASH COMPENSATION

    Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Pro forma disclosure of net income and earnings per share under SFAS No. 123 is presented in Note 8.

      G.  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years for leasehold improvements, 5 to 7 years for broadcasting equipment and 7 years for furniture and fixtures. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. On a continuing basis, the Company reviews the financial statement carrying value of property and equipment for impairment. Whenever events or changes or circumstances indicate that the carrying value may not be recoverable, a write down of the asset would be recorded through a charge to operations.

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

    In June 1996, the Company sold 60% of its ownership interest in Duncan's American Radio, Inc. for $0.5 million and recorded a gain of $0.2 million. The Company also paid $0.3 million to buy out a management contract. The Company's remaining 40% interest is accounted for under the equity method of accounting and is reflected in other assets in the consolidated balance sheet as of February 28, 1997. Equity in earnings of this unconsolidated affiliate from June 1996 through February 28, 1997, was not signifianct.

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

      J.  DEPOSITS AND OTHER ASSETS

    Deposits and other assets includes amounts due from officers of $1,235,000 for February 28, 1997 and $1,205,000 at February 29, 1996.
 Officer loans bear interest at the Company's borrowing rate (6.625% at February 28, 1997).

      K.  DEFERRED REVENUE AND BARTER TRANSACTIONS

    Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received.

      L.  INCOME TAXES

    Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

      M.  FOREIGN CURRENCY TRANSLATION

    The functional currency of TRUK is the pound sterling. The Company's investment in and advances to TRUK has been translated from the pound sterling to the U.S. dollar using current exchange rates in effect at the balance sheet date and for the Company's equity in the loss of TRUK using an average exchange rate for the period. The applicable gains or losses, net of deferred income taxes, resulting from the translation of the Company's investment in and advances to TRUK are shown as cumulative translation adjustments in shareholders' equity (deficit).

      N.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common shares outstanding during the year (11,208,862 shares for the year ended February 29, 1996 and 11,451,590 shares for the year ended February 28,
 1997). Weighted average common shares outstanding assumes the exercise of stock options when the effect is dilutive.

    Fully diluted earnings per common share assumes additional dilution related to stock options due to the use of the market price of common stock at the end of the year, when higher than the average price for the year. The weighted average common shares assuming full dilution are 11,305,553 shares for the year ended February 29, 1996 and 11,451,590 shares for the year ended February 28, 1997.


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

      Q.  ACCOUNTING PRONOUNCEMENTS

      In February 1997 Statement of Financial Accounting Standards
 (SFAS) No. 128, "Earnings Per Share", was issued. This new statement supersedes APB Opinion No.15, "Earnings Per Share", and supersedes or amends other related accounting pronouncements. SFAS No. 128 must be adopted by the Company in the fourth quarter of fiscal 1998. All prior period earnings per share (EPS) data will be restated when the new statement is adopted. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures such as the Company's. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      Pro forma EPS, assuming the Company had adopted SFAS No. 128 as of March 1, 1994 is as follows:

                                                   Year Ended February (29)28,
                                                   ---------------------------
                                                   1995        1996        1997
                                                 ------      ------      ------
 Weighted Average Common Shares              10,557,328  10,690,677  10,942,996
 Weighted Average Common Shares and
    Potential Common Shares                  10,831,695  11,083,504  11,291,225

 Net income per common share                      $ .72       $ .96      $ 1.41
 Net income per common share
    - assuming dilution                           $ .70       $ .93      $ 1.37



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


 3.  PREFERRED STOCK

    Emmis has authorized 10,000,000 shares of preferred stock which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize. As of February 29, 1996 and February 28, 1997, no shares of preferred stock are issued and outstanding.

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

 5.  LONG-TERM DEBT

    On December 20, 1993, Emmis entered into a $100 million credit facility comprised of a $40 million revolver/term loan and a $60 million reducing revolving credit facility. During the year ended February 28, 1995, the Credit Facility was amended to add an $80 million revolver/term loan facility, the proceeds of which were used to acquire the stock of Summit Broadcasting Holding Company (Note 6). In connection with this amendment the $40 million revolver/term loan was converted to a term loan and the quarterly commitment reduction schedule of the $60 million reducing revolving credit facility was revised. Under the Credit Facility, long-term debt was comprised of the following at February 29, 1996 and February 28, 1997:


                                                    1996                1997
                                                    ----                ----
                                                          (IN THOUSANDS)
 Credit Facility:
   Term loan                                    $ 40,000            $ 40,000
   Reducing revolving credit facility             15,000               6,000
   Revolver/term loan                             69,000              69,000
   Other                                             257                 172
                                                --------            --------
           Total debt                            124,257             115,172

   Less Current maturities                            77               2,868
                                                --------            --------
                                                $124,180            $112,304
                                                ========            ========


    All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to LIBOR (5.375% at February 28, 1997) or an alternate base rate (as defined in the Credit Facility) plus a margin. The margin over LIBOR or the alternate base rate varies from time to time, depending upon Emmis' ratio of debt to cash flow as defined in the agreement. The interest rate on borrowings outstanding under the Credit Facility at February 28, 1997 was 6.625%. As required by the Credit Facility, Emmis has entered into interest rate cap agreements. The notional amounts of these agreements total $76 million. The agreements, which expire at various dates ranging from April 1997 to December 1997, establish various ceilings, ranging from 7% to 10%, on the one-month LIBOR interest rate. Effective April 1997, interest rate cap agreements with notional amounts of $33 million expired and were replaced with an agreement for a notional amount of $34 million. The interest rate cap agreement establishes a ceiling of 8% on the three-month LIBOR interest rate and expires April 2000. The cost of these agreements is being amortized over the lives of the agreements.

    Amortization of the outstanding principal amount under the $40 million term loan is payable in quarterly installments beginning
 May 31, 1997 and ending November 30, 2001. The aggregate amount of the $60 million reducing revolving Credit Facility reduces in quarterly installments which began May 31, 1995 and ends May 31, 2001. Amortization of the outstanding principal amount under the $80 million revolver/term loan is payable in quarterly installments beginning
 May 31, 1998 and ending November 30, 2001. The respective annual amortization and reduction schedules as of February 28, 1997, assuming the entire $180 million Credit Facility was outstanding prior to the scheduled amortization payments are as follows:

Scheduled Amortization/Reduction of Credit Facility Availability
 (In Thousands)


                                       Reducing
                                      Revolving
                                        Credit     Revolver/
       Year Ended       Term Loan      Facility    Term Loan
    February 28(29),   Amortization    Reduction  Amortization     Total
    ---------------    ------------    ---------   -----------    ------

    1998                     2,800      13,000           -       15,800
    1999                     6,000      10,000       8,800       24,800
    2000                     8,000      10,800      16,000       34,800
    2001                    12,000       6,750      24,000       42,750
    2002                    11,200       2,250      31,200       44,650
                           -------     -------      ------     --------
    Total                  $40,000     $42,800     $80,000     $162,800
                           =======     =======      ======     ========


    In addition to scheduled amortization/reduction of Credit Facility availability, within 60 days after the end of each fiscal year, the term loan and revolver/term loan are permanently reduced on a pro rata basis by 50% of the Company's excess cash flow. Excess cash flow is generally defined as operating cash flow reduced by cash taxes, capital expenditures, required debt service, increases in working capital (net of cash or cash equivalents). Any such prepayment/ reduction is applied in inverse order of maturity to the scheduled amortization payments/reduction described above. The Credit Facility was amended to eliminate the excess cash flow payment/reduction for fiscal 1996 and 1997. The net proceeds of any sale of certain assets must also be used to permanently reduce borrowings under the Credit Facility. If the ratio of debt to cash flow (as defined in the Credit Facility) is less than 5.5 to 1, the Company will be permitted to reborrow the amount of the net proceeds within nine months solely for the purpose of funding an acquisition.

    The Credit Facility contains various financial and operational covenants and other restrictions with which Emmis must comply, including, among others, limitations on capital expenditures, additional indebtedness, engaging in businesses other than radio broadcasting and publishing, paying cash dividends and redeeming or repurchasing capital stock of Emmis, as well as restrictions on the use of borrowings and requirements to maintain certain financial ratios. The Company was in compliance with these covenants as of February 29, 1996 and February 28, 1997. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions without the prior consent of the lenders and will provide that an event of default will occur if Jeffrey H. Smulyan ceases to maintain (i) a significant equity investment in Emmis (as specified in the Credit Facility), (ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' subsidiaries, are pledged to secure the Credit Facility.

 6.  ACQUISITIONS

    On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations of WALC-FM (formerly WKBQ-FM), WKBQ-AM and WKKX-FM in St. Louis from Zimco, Inc. for approximately
 $43.1 million in cash, plus an agreement to broadcast approximately
 $1.0 million in trade spots, for Zimco, Inc., over a period of several years. In accordance with the asset purchase agreement, Emmis made an escrow payment of $6.0 million and paid $600,000 in non-refundable prepayments. These payments are reflected in deposits and other assets in the consolidated balance sheet as of February 28, 1997. The purchase price was financed through additional borrowings under the Company's existing Credit Facility. The acquisition will be accounted for as a purchase.

    Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement which permitted Emmis to operate the acquired stations effective December 1, 1997 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations for the period December 1, 1996 through February 28, 1997. During this period, net revenues related to the acquired stations were approximately $1 million and income before income taxes were not significant.

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

    On June 9, 1994, Emmis completed its acquisition of substantially all of the assets of radio stations WIBC-AM and WNAP-FM (formerly WKLR-FM) in Indianapolis from Horizon Broadcasting Corporation for approximately $26.6 million in cash. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase and, accordingly, the results of WIBC-AM and WNAP-FM have been included in the consolidated statements of operations since the acquisition date. The operations of WIBC-AM and WNAP-FM are reflected in the pro forma condensed consolidated statements of operations presented in Note 7.



 7.  PRO FORMA CONDENSED CONSOLIDATED STATEMENTS
       OF OPERATIONS (UNAUDITED)

    Pro forma condensed consolidated statements of operations are presented below for the year ended February 28, 1995 assuming the acquisitions of WNAP-FM, WIBC-AM and WRKS-FM all had occurred on the first day of the year.

    Pro forma depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the acquisitions referred to above and interest expense related to additional borrowings associated with the acquisitions have been included in the pro forma statement presented below.


                                       PRO FORMA             HISTORICAL
                                       ----------        --------------------

                                           1995          1996          1997
                                           ----          ----          ----
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
 GROSS BROADCASTING REVENUES          $  96,002     $  117,562     $ 122,739

 LESS AGENCY COMMISSIONS                 14,551         17,732        19,447
                                     ----------     ----------    ----------
 NET BROADCASTING REVENUES               81,451         99,830       103,292

   Broadcasting operating
     expenses                            48,321         53,948        52,839
   Publication and other revenue,
     net of operating expenses              593            896           834
   International business
     development expenses                   313          1,264         1,164
   Corporate expenses                     3,700          4,419         5,929
   Depreciation and amortization          5,801          5,677         5,481
   Noncash compensation                     600          3,667         3,465
                                     ----------     ----------    ----------
 OPERATING INCOME                        23,309         31,751        35,248
                                     ----------     ----------    ----------


 OTHER INCOME (EXPENSE):
  Interest expense                  $  (12,502)     $ (13,540)     $ (9,633)
  Equity in loss of
    unconsolidated affiliate              (348)        (3,111)             -
  Gain on sale of investment
    in TalkRadio UK                           -          2,729             -
  Other income (expense), net               164             79           325
                                     ----------     ----------    ----------
      Total other income (expense)     (12,686)       (13,843)       (9,308)
                                     ----------     ----------    ----------

INCOME BEFORE INCOME TAXES               10,623         17,908        25,940

PROVISION FOR INCOME TAXES                4,086          7,600        10,500
                                     ----------     ----------    ----------
NET INCOME                           $    6,537     $   10,308      $ 15,440
                                     ==========     ==========    ==========

  Net income per common and
    common equivalent share              $  .60         $  .92       $  1.35
                                     ==========     ==========    ==========
  Weighted average common
    shares outstanding               10,831,695     11,208,862    11,451,590
                                     ==========     ==========    ==========

     The pro forma condensed consolidated statement of operations presented above does not purport to be indicative of the results that actually would have been obtained if the indicated transactions had been effective at the beginning of the year presented, and is not intended to be a projection of future results or trends.

8.  EMPLOYEE BENEFIT PLANS

     a.  1986 STOCK INCENTIVE PLAN AND 1992 NONQUALIFIED STOCK OPTION
PLAN

     These stock plans provide for incentive stock options, nonqualified stock options and stock appreciation rights equivalent to 1,112,500 shares of common stock. The options and stock appreciation rights are generally exercisable six months after the date of grant and expire not more than 10 years from the date the options or rights are granted. Stock appreciation rights provide for the issuance of stock or the payment of cash equal to the appreciation in market value of the allocated shares from the date of grant to the date of exercise. When rights are issued with options, exercise of either the option or the right results in the surrender of the other. As of February 29, 1996 and February 28, 1997, there were no stock appreciation rights outstanding nor were there any stock appreciation rights issued with options outstanding. Certain stock options awarded remain outstanding as of February 29, 1996 and February 28, 1997.

     b.  1994 EQUITY INCENTIVE PLAN

     Effective March 1, 1994, the shareholders of Emmis approved the 1994 Equity Incentive Plan (the Plan). Under the Plan, awards equivalent to 1,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 500,000 shares of Class B Common Stock are available for grant and issuance under the Plan. As of February 29, 1996 and February 28, 1997, the only awards granted under this Plan were for stock options and restricted shares of stock. Certain stock options awarded remain outstanding as of February 29, 1996 and February 28, 1997. The stock options under this Plan are generally exercisable one year after the date of grant and expire not more than 10 years from the date of grant. The exercise price of these options are at the fair market value of the stock on the grant date.

     c.  1995 EQUITY INCENTIVE PLAN

     Effective March 1, 1995, the shareholders of Emmis approved the 1995 Equity Incentive Plan (the Plan). Under the Plan, awards equivalent to 650,000 shares of common stock may be granted pursuant to employment agreements discussed in Note 9.

     d.  NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     Effective June 29, 1995, Emmis implemented a Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 5,000 shares of the Company's Class A Common Stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. Under this Plan, awards equivalent to 125,000 shares of Class A Common Stock are available for grant and issuance.

     e. PROFORMA IMPACT OF AND DISCLOSURES RELATED TO SFAS NO.123

     Compensation expense reflected in noncash compensation in the consolidated statements of operations related to the plans summarized above was $50,000, $2,917,000 and $2,715,000 for the years ended
February 1995, 1996, 1997. Had compensation expense related to these plans been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  YEAR ENDED FEBRUARY (29)28,
                                                  ---------------------------
                                                      1996            1997
                                                     ------         -------
Net Income:             As Reported             $ 10,308,000     $ 15,440,000
                          Pro Forma             $  8,845,000     $ 11,545,000

Primary EPS:            As Reported                    $ .92           $ 1.35
                          Pro Forma                    $ .79           $ 1.01

Fully Diluted EPS:      As Reported                    $ .91           $ 1.35
                          Pro Forma                    $ .78           $ 1.01


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                               YEAR ENDED FEBRUARY (29)28,
                                               ---------------------------
                                                   1996           1997
                                                   ----           ----
Risk Free Interest Rate:                           6.47%          6.39%
Expected Life (Years):                               6.8            7.1
Expected Volatility:                               39.70%        41.56%

     Expected dividend yields were zero for both fiscal 1996 and 1997.


     A summary of the status of options at February 1995, 1996 and 1997 and the related activity for the year is as follows:


                                1995                       1996                      1997
                                    WEIGHTED                    WEIGHTED                  WEIGHTED
                        NUMBER       AVERAGE        NUMBER      AVERAGE       NUMBER      AVERAGE
                          OF        EXERCISE          OF       EXERCISE         OF       EXERCISE
                       OPTIONS        PRICE        OPTIONS       PRICE       OPTIONS       PRICE
                       -------      --------       -------     --------     ---------    ---------
Outstanding at
  Beginning of Period    383,000        4.49       587,000        9.37       893,888        15.88
Granted                  284,250       14.93       505,738       19.29       439,862        35.54
Exercised               (71,250)        3.75     (198,850)        6.63      (92,415)        10.01
Expired                  (9,000)        5.96             -           -       (9,000)        33.96
Outstanding at
  End of Year            587,000        9.37       893,888       15.88     1,232,335        23.42
Exercisable at
  End of Year            312,250        4.66       517,900       11.99       737,223        16.71
Available for Grant    1,546,750                 1,816,012                 1,385,150


     During the years ended February 1995, 1996 and 1997 options were granted with an exercise price equal to or less than fair market value of the stock on the date of grant. A summary of the weighted average grant date fair value and exercise price of options granted during 1996 and 1997 is as follows:


                                                  1996                  1997
                                                  ----                  ----
                                          WEIGHTED   WEIGHTED   WEIGHTED    WEIGHTED
                                           AVERAGE    AVERAGE    AVERAGE     AVERAGE
                                              FAIR   EXERCISE       FAIR    EXERCISE
                                             VALUE     PRICE       VALUE      PRICE
                                          --------   --------   --------    ---------
OPTIONS GRANTED WITH
  AN EXERCISE PRICE:
Equal to Fair Market Value of the
  Stock on the Date of Grant               $ 14.81    $ 26.03    $ 24.46     $ 42.66
Less Than Fair Market Value of the
  Stock on the Date of Grant               $ 16.55    $ 15.50    $ 24.30     $ 15.50


    During fiscal 1996 and 1997, 90,000 and 14,800 shares of nonvested stock were granted at a weighted average grant date fair value of $17.36 and $37.20, respectively, under employment agreements discussed in Note 9. No nonvested stock was granted during fiscal 1995.

   The following information relates to options outstanding and exercisable at February 28, 1997:

                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              WEIGHTED      WEIGHTED                   WEIGHTED
   RANGE OF                   AVERAGE       AVERAGE                    AVERAGE
   EXERCISE      NUMBER OF    EXERCISE      REMAINING     NUMBER OF    EXERCISE
    PRICES        OPTIONS      PRICE     CONTRACT LIFE    OPTIONS       PRICE
   --------     ---------     --------    -----------     --------     --------
         3.75      76,125       3.75        5.3 years      76,125        3.75
  10.00-13.25      89,150      12.31        6.6 years      89,150       12.31
 15.13-17.125     572,948      15.63        8.3 years     422,948       15.68
  28.875-38.5     296,612      32.83        8.8 years     149,000       28.88
 44.125-48.75     197,500      44.48        9.2 years           -           -


     In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

    f.  PROFIT SHARING PLAN

    In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with one year of service. Contributions to the plan are at the discretion of the Emmis Board of Directors. Contributions to the plan can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in noncash compensation in the consolidated statements of operations were $550,000, $750,000 and $750,000 for the years ended February 1995, 1996 and 1997.

    g.  401(k) RETIREMENT SAVINGS PLAN

     Emmis sponsors a Section 401(k) retirement savings plan which covers substantially all nonunion employees age 18 years and older who have at least one year of service. Employees may make pre-tax contributions to the plan up to 10% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plan. Effective March 1, 1995, Emmis began to match 100% of employee contributions up to $1,000, 50% of the match to be in cash and 50% in the form of shares of the Company's Class A common stock. Beginning March 1, 1996, the Company's match limit increased to $2,000. Emmis' contributions to the plan totaled $58,000, $129,000 and $273,000 for the years ended February 1995, 1996 and 1997, respectively.

    h.  DEFINED CONTRIBUTION HEALTH AND RETIREMENT PLAN

    Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a labor union. Amounts charged to expense related to the multi-employer plan were approximately $169,000, $276,000 and $297,000 for the years ended February 1995, 1996 and 1997, respectively.

    i.  EMPLOYEE STOCK PURCHASE PLAN

    Effective March 1, 1995, the Company implemented an employee stock purchase plan which permits employees to purchase, via payroll deduction, shares of the Company's Class A Common Stock, at fair market value, up to an amount not to exceed 10% of an employee's annual gross pay.

9.  COMMITMENTS AND CONTINGENCIES

    a. OPERATING LEASES

    Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through March 2013. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor's operating costs), as well as provisions for payment of utilities and maintenance costs.

    Rent expense for the year ended February 1996 includes a loss recognized in connection with a remaining lease obligation related to leased property no longer used for operating purposes. During the year ended February 1997, the Company settled the aforementioned lease obligation and recorded a reduction to rent expense. The future minimum rental payments (exclusive of future escalation costs) required by noncancellable operating leases which have remaining terms in excess of one year as of February 28, 1997, are as follows:


 PAYABLE IN YEAR
 ENDING FEBRUARY                   PAYMENTS
 ---------------                   --------
                                (IN THOUSANDS)

 1998                            2,254
 1999                            1,994
 2000                            1,646
 2001                            1,390
 2002                              883
 Thereafter                      6,958
                               -------
                               $15,125
                               =======

      Rent expense totaled $2,840,000, $4,437,000 and $3,025,000 for the years ended February 1995, 1996 and 1997, respectively.

     b. BROADCAST AGREEMENTS

     Emmis has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments related to these broadcast rights are summarized as follows: Year ended February 1998 - $1,300,000; 1999 - $200,000. Expense related to these broadcast rights totaled $135,000, $1,260,000 and $1,383,000 for the years ended
February 1995, 1996 and 1997.

     c. LITIGATION

     Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis.

     d. EMPLOYMENT AGREEMENTS

     Effective March 1, 1994, Emmis entered into an employment agreement with its Chief Executive Officer that continues through February 28, 1999 and provides for an annual base salary as specified in the agreement and an annual bonus. In addition, for each year Emmis meets specified financial targets, the Chief Executive Officer will be granted an option to acquire 100,000 shares of Class B Common Stock.
The options will have a five-year term and an exercise price of $15.50 per share. The Chief Executive Officer was granted an option to acquire 100,000 shares of Class B Common Stock in accordance with the terms of this agreement for each of the years ended February 1995, 1996 and 1997. Upon the termination or disability of the Chief Executive
Officer, specified levels of compensation may continue for five years from the date of termination or disability. Upon the death of the Chief Executive Officer, lump sum payments are payable to his estate.


     Effective March 1, 1995, Emmis entered into employment agreements with two other executive officers of the Company that continue through February 28, 1998 and provide for an annual base salary and certain bonuses as specified in the agreements. Subject to certain conditions, each executive officer will receive 12,000 shares of the Company's Class A Common Stock for each year of the employment agreements. The shares vest upon completion of the agreements. In addition, subject to certain conditions, each executive officer will be granted an option to acquire 25,000 shares of Class A Common Stock during each year of the employment agreements. The options become exercisable at the end of the term of the employment agreements and have an exercise price of $15.50 per share.

  Effective March 1, 1995 and 1996, Emmis entered into employment agreements with two additional executives of the Company that continue through February 28, 1999 and provide for an annual base salary and certain other bonuses as specified in the agreements. Subject to certain conditions, the executives will receive, in total, 27,000 shares of the Company's Class A Common Stock. Of the total shares to be received, 2,000 were awarded as of February 28, 1997 with the remaining 25,000 to be awarded upon completion of the term of the agreements. In addition, subject to certain conditions, during the term of the agreements, the executives will be granted options to acquire shares of Class A Common Stock, with an exercise price equal to the fair market value at the date of grant. Each option becomes exercisable one year from the date of grant. Up to 89,806 options may be granted over the term of the agreements. Through February 1997, 41,806 options have been granted under the agreements.

  Effective March 1, 1995, Emmis entered into employment agreements with certain station managers that continue through February 28, 1997 and provide for an annual base salary and certain bonuses as specified in the agreements. Subject to certain conditions, each station manager will receive a prescribed number of shares, not to exceed 1,000 shares, of the Company's Class A Common Stock during each year of the employment agreements. Through February 28, 1997, 5,800 shares have been granted under these agreements.

     e. CONSTRUCTION OF OFFICE BUILDING

  In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $20 million, net of reimbursable construction costs of $2 million.

10.  INCOME TAXES

  The provision for income taxes for the years ended February 1995, 1996 and 1997, consisted of the following:

                                   1995            1996           1997
                                    ----            ----           ----
                                              (IN THOUSANDS)
Current:
  Federal                           $200          $2,081         $7,535
  State                               75             649          1,375
                                  ------          ------         ------
                                     275           2,730          8,910
                                  ------          ------         ------
Deferred:
  Federal                          3,696           4,572          1,328
  State                              557             298            262
                                  ------          ------         ------
                                   4,253           4,870          1,590
                                  ------          ------         ------
Provision for income taxes        $4,528          $7,600        $10,500
                                  ======          ======         ======

    The provision for income taxes for the years ended February 1995, 1996 and 1997, differs from that computed at the Federal statutory corporate tax rate as follows:

                                    1995            1996           1997
                                    ----            ----           ----
                                              (IN THOUSANDS)
Computed income taxes at 35%      $4,254          $6,268         $9,079
State income tax                     632             616          1,064
Other                              (358)             716            357
                                  ------          ------         ------
                                  $4,528          $7,600        $10,500
                                  ======          ======         ======

    The components of deferred tax assets and deferred tax liabilities at February 29, 1996 and February 28, 1997, are as follows:


                                               1996           1997
                                               ----           ----
                                                 (IN THOUSANDS)
Deferred tax assets:
  Capital loss carryforwards               $   3,400         $ 3,208
  Alternative minimum tax credit                 900               -
  Compensation relating to Stock Options       1,511           2,435
  Other                                        1,389           1,221
  Valuation allowance                        (3,400)         (3,208)
                                            --------        --------
     Total deferred tax assets                 3,800           3,656
                                            --------        --------
Deferred tax liabilities:
  Intangible assets                         (29,900)        (30,714)
  Other                                      (1,580)         (2,212)
                                            --------        --------
     Total deferred tax liabilities         (31,480)        (32,926)
                                            --------        --------
     Net deferred tax liability            $(27,680)       $(29,270)
                                            ========        ========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for 100% of the capital loss carryforwards available as of February 29, 1996 and February 28, 1997, since these loss carryforwards can only be utilized to offset future capital gains with expiration of approximately $162,000 in 1998, $2,475,000 in 1999, $292,000 in 2001, and $279,000 in 2002.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments of Emmis are estimated below based on the methods and assumptions discussed therein.

    a.  Cash and Cash Equivalents, Accounts
           Receivable, and Accounts Payable

    The carrying amounts approximate fair value because of the short maturity of these instruments.

     b.  Long-Term Debt

     Based upon borrowing rates currently available to the Company for debt with similar terms and the same remaining maturities, the fair value of long-term debt approximated the carrying value at February 28, 1997.

     c.  Interest Rate Cap Agreements

     The unamortized cost of interest rate cap agreements included in the February 28, 1997 consolidated balance sheet totals $111,000. The fair value of interest rate cap agreements is nominal based on quotes obtained from brokers.

12.  RELATED PARTY TRANSACTIONS

     Two officers of Emmis are partners in a law firm which provides legal services to Emmis. Legal fees billed by this law firm were approximately $706,000, $188,000 and $296,000 for the years ended
February 1995, 1996 and 1997, respectively.

     Affiliates of Morgan Stanley Group, Inc. are shareholders of Emmis. No fees were paid to Morgan Stanley Group, Inc. and affiliates for the years ended February 1995, 1996 and 1997; however, an affiliate of Morgan Stanley Group, Inc. served as an underwriter in connection with the initial public offering addressed in Note 2.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 QUARTER ENDED

                                    ---------------------------------------------
                                                                                    FULL
                                    May 31     Aug. 31     Nov. 30    Feb. 28(29)   YEAR
                                    ------     ------      -------    -----------   -----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Year ended February 29, 1996:
  Net broadcasting revenues        $25,357     $27,976     $26,589     $19,908     $99,830
  Operating income                   8,113      11,736       9,206       2,696      31,751
  Net income (loss)                  1,737       4,212       4,484       (125)      10,308
  Net income (loss) per common
    and common equivalent share    $  0.16     $  0.38     $  0.40    $ (0.01)     $  0.92
  Net income (loss) per common
    share assuming full dilution   $  0.16     $  0.38     $  0.40    $ (0.01)     $  0.91

Year ended February 28, 1997:
  Net broadcasting revenues        $25,350     $28,071     $27,520     $22,351    $103,292
  Operating income                   8,286      12,342      10,080       4,540      35,248
  Net income                         3,505       6,040       4,655       1,240      15,440
  Net income per common  and
    common equivalent share         $ 0.30      $ 0.53      $ 0.41      $ 0.11      $ 1.35
  Net income per common share
    assuming full dilution          $ 0.30      $ 0.53      $ 0.41      $ 0.11      $ 1.35


14. SUBSEQUENT EVENT (UNAUDITED) - ACQUISITION

    On May 15, 1997, the Company entered into an agreement involving radio station WQCD-FM in New York City whereby the current owner of the station has the option to require the Company to purchase the station at any time through May 2000. The current owner may extend the option for an additional one-year period. The Company has an option to acquire the radio station during the two month period subsequent to the expiration of the current owner's option. In connection therewith, the Company has issued an irrevocable letter of credit totaling $50 million as security to the current owner of the Company's obligations under this agreement. The purchase price agreed to ranges from approximately $145 million to $160 million based on certain events and conditions as specified in the agreement.

    In connection with the above agreement, the Company has entered into a time brokerage agreement to operate the station effective upon the clearance of certain Federal antitrust regulations. This agreement expires upon the purchase of the station by the Company or by agreement by the parties to terminate. In consideration for the time brokerage agreement, the Company will pay a monthly fee of approximately $700,000. If the current owner elects to extend the option beyond May 2000, the monthly fee to operate the station will be waived during the extension period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors of the Company is incorporated by reference from the section entitled "Proposal No. 1: Election of Directors" on pages 3-4 of the Company's 1997 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 8 of the Company's 1997 Proxy Statement.

     Listed below is certain information about the executive officers of the Company or its affiliates and who are not directors.



                                                                AGE AT         YEAR FIRST
                                                              FEBRUARY 28,       ELECTED
 NAME                         POSITION                            1997           OFFICER
-------                       --------                            ----           --------
Richard F. Cummings           Executive Vice                       45               1984
                              President-Programming

Howard L. Schrott             Executive Vice President,            42               1991
                              Treasurer and Chief
                              Financial Officer

Norman H. Gurwitz             Executive Vice President,            49               1987
                              Secretary and Corporate Counsel

----------------

     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

   RICHARD F. CUMMINGS was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of the Company. His title was changed to Executive Vice President--Programming in 1988.

   HOWARD L. SCHROTT became Vice President, Chief Financial Officer and Treasurer of the Company in 1991. He became an Executive Vice President in 1995. Prior to joining the Company, Mr. Schrott was a Vice President in the Communications Lending Group at First Union National Bank, Charlotte, North Carolina. From 1984 to 1989 Mr. Schrott served as Chief Operating and Executive Officer for a group of radio stations. Mr. Schrott also spent two years practicing law in Washington, D.C. and Indianapolis, Indiana, where he concentrated on matters before the FCC and general business matters relating to broadcasting and media.

   NORMAN H. GURWITZ was elected Corporate Counsel for the Company in 1987 and a Vice President in 1988. He was elected Secretary of the Company in 1989 and became an Executive Vice President in 1995. Prior to 1987, he was a partner in the Indianapolis law firm of Scott & Gurwitz.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" on pages 4-8 of the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" on pages 1-2 of the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the section entitled "Certain Transactions" on page 4 of the Company's 1997 Proxy Statement.

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

FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule is filed as a part of this report:

Report of Independent Public Accountants on Financial Statement
Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for the fiscal years in the three year period ende February 28, 1997.

     All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes.

Exhibits

     The following exhibits are filed or incorporated by reference as a part of this report:


3.1    Amended and Restated Articles of Incorporation of Emmis
       Broadcasting Corporation, incorporated by reference from Exhibit 3.3 to the Registration Statement, as amende (the "Registration Statement") of the Company on Form S-1, file no. 33-73218.*
3.2 Amended and Restated Bylaws of Emmis Broadcasting Corporation, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995
       (the "1995 10-K").*

3.3    Form of stock certificate for Class A Common Stock, incorporated by reference from Exhibit 3.5 to the Registration Statement.*
10.1   Emmis Broadcasting Corporation 1986 Stock Incentive Plan, as
       amended, incorporated by reference from Exhibit 10.1 to the Registration Statement.*
10.2   The 1989 Emmis Broadcasting Corporation Stock Appreciation Rights
       Plan, incorporated by reference from Exhibit 10.2 to the Registration Statement.*
10.3   Emmis Broadcasting Corporation 1992 Stock Option Plan,
       incorporated by reference from Exhibit 10.3 to the Registration
       Statement.*
10.4   Emmis Broadcasting Corporation Profit Sharing Plan, incorporated by reference from Exhibit 10.4 to the Registration Statement.*
10.5   Emmis Broadcasting Corporation 1994 Equity Incentive Plan,
       incorporated by reference from Exhibit 10.5 to the Registration
       Statement.*
10.6   Stock Purchase Agreement dated December 23, 1992, by and between
       Emmis Broadcasting Corporation and Greater Media, Inc.,
       incorporated by reference from Exhibit 10.12 to the Registration Statement.*
10.7   Revolving Credit and Term Loan Agreement, incorporated by
       reference from Exhibit 10.15 to the Registration Statement.*
10.8   Form of Employment Agreement with Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1994 (the "1994 10-K").*
10.9   Form of Registration Rights Agreement between Emmis
       Broadcasting Corporation and Morgan Stanley Group Inc.,
       incorporated by reference from Exhibit 10.17 to the Registration Statement.*
10.10 The Emmis Broadcasting Corporation 1995 Non-Employee Director Stock Option Plan incorporated by reference from Exhibit 10.15 of the 1995 10-K.*
10.11 The Emmis Broadcasting Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 of the 1995 10-K.*
10.12  Employment Agreement with Doyle L. Rose, incorporated by reference from
       Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended May 31, 1995 (the "May 1995 10-Q").*
10.13  Employment Agreement with Richard F. Cummings, incorporated by reference from Exhibit 10.3 to the May 1995 10-Q."*
10.14 First, Second and Third Amendments to Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.12 to the Company's Report on Form 10-Q for the quarter ended November 30, 1994.*
10.15 Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 4, 1995, incorporated by reference from Exhibit 10.1 to the
       May 1995 10-Q.*
10.16  Employment Agreement with Howard L. Schrott,  incorporated by reference from Exhibit 10 to the Company's report on Form 10-Q for the quarter ended May 31, 1996.*
10.17  Asset Purchase Agreement dated October 31, 1997 between the Company and Zimco, Inc. (with exhibits omitted in which the Company agrees to file supplementally upon request), incorporated by reference . from
       Exhibit 2 to the Company's report on Form 8-K filed April 15, 1997.*
11 Schedules re: Calculation of per share and pro forma per share net income (loss).
21     Subsidiaries of the Company.
23     Consent of Accountants.
24     Powers of Attorney.
27     Financial Data Schedule (EDGAR-filed version only)
99     Proxy Statement.*

___________________
*     Previously Submitted

Signatures.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EMMIS BROADCASTING CORPORATION

Date:       May 22, 1997                    By: /s/ Jeffrey H. Smulyan
                                            --------------------------
                                            Jeffrey H. Smulyan
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


                       SIGNATURE                TITLE
Date:  May 22, 1997    /s/Jeffrey H. Smulyan    President, Chairman of the
                       ---------------------    Board and Director (Principal
                       Jeffrey H. Smulyan       Executive Officer)

Date:  May 28, 1997    /s/Howard L. Schrott     Executive Vice President,
                       ---------------------    Treasurer and Chief Financial
                       Howard L. Schrott        Officer (Principal Accounting
                                                Officer)

Date:  May 28, 1997    /s/Susan B. Bayh*        Director
                       ---------------------
                       Susan B. Bayh

Date:  May 27, 1997    /s/Gary L. Kaseff*       Director
                       ---------------------
                       Gary L. Kaseff

Date:  May 23, 1997    /s/Richard A. Leventhal* Director
                       ---------------------
                       Richard A. Leventhal

Date:  May 22, 1997    /s/Doyle L. Rose*        Radio Division President and
                       ---------------------    Director
                       Doyle L. Rose

Date:  May 28, 1997    /s/Lawrence B. Sorrel*   Director
                       ---------------------
                       Lawrence B. Sorrel




*By:     /s/Norman H. Gurwitz
         --------------------
         Norman H. Gurwitz
         Attorney-in-Fact

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
               CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES included in Item 8, in this Form 10-K, and have issued our report thereon dated April 2, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                  ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
April 2, 1997.

            EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    FOR THE FISCAL YEARS IN THE THREE YEAR PERIOD ENDED FEBRUARY 28, 1997

                         (DOLLARS IN THOUSANDS)


                                    BALANCE AT                                         BALANCE
                                     BEGINNING                                         AT END
CLASSIFICATION                        OF YEAR    PROVISION   WRITE-OFFS     OTHER      OF YEAR
--------------                      ----------   ---------   ----------     -------     -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS,

    Year ended February 28, 1995        $332         $493       ($450)      $ 245 (1)   $620
    Year ended February 29, 1996         620          834        (655)          0        799
    Year ended February 28, 1997         799          726        (705)          0        820

CAPITAL LOSS CARRYFORWARD
  VALUATION ALLOWANCE,

    Year ended February 28, 1995      $2,500           $0           $0         $0     $2,500
    Year ended February 29, 1996       2,500          900            0          0      3,400
    Year ended February 28, 1997       3,400            0        (192)          0      3,208


    (1) Represents additions to the allowance for doubtful accounts associated with the acquisition of certain radio stations.