Form 10-Q
period 1997-05-31
EMMIS BROADCASTING CORPORATION
filed 1997-07-15
CIK 783005

As filed with the Securities and Exchange Commission on July 15, 1997

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1997 or

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

Yes     X        No

  The number of shares outstanding of each of the Registrant's classes of common stock, as of July 9, 1997, was:

    8,272,077 Shares of Class A Common Stock, $.01 Par Value
    2,574,470 Shares of Class B Common Stock, $.01 Par Value

                             INDEX



                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . .4

      Condensed Consolidated Balance Sheets
        at May 31, 1997 and February 28, 1997. . . . . . . . . .4

      Condensed Consolidated Statements of
        Operations for the three months
        ended May 31, 1997 and 1996. . . . . . . . . . . . . . .6

      Condensed Consolidated Statements of Cash
        Flows for the three months ended
         May 31, 1997 and 1996 . . . . . . . . . . . . . . . . .8

      Notes to Condensed Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . .10

Item 2.  Management's Discussion and
       Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . .16

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Broadcasting Corporation (an Indiana corporation) and Subsidiaries as of May 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management .

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

Based on our review, we are not aware of any meterial modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 28, 1997, and related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended (not presented separately herein), and in our report dated April 2, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
July 14, 1997.

ITEM 1.  FINANCIAL STATEMENTS

               EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
               -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                (Dollars in thousands, except per share data)

                                                February 28,     May 31,
                                                   1997           1997
                                                 -------        -------
                                                (Note 1)      (unaudited)

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 1,191      $ 1,354
  Accounts receivable, net                         20,831       26,240
  Current income tax receivable                     2,482          825
  Prepaid expenses and other                        4,243        4,404
                                                 --------     --------

    Total current assets                           28,747       32,823

  Property and equipment, net                      12,991       18,018
  Intangible assets, net                          131,743      170,617
  Other assets, net                                16,235        9,690
                                                 --------     --------

    Total assets                                $ 189,716    $ 231,148
                                                 ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt          $   2,868       $   62
  Book cash overdraft                               1,942            -
  Accounts payable                                  3,687        4,384
  Accrued salaries and commissions                  1,561        2,529
  Accrued interest                                    174          358
  Deferred revenue                                  1,593        2,544
  Other                                             1,459        1,382
                                                  -------      -------

    Total current liabilities                      13,284       11,259

LONG-TERM DEBT, NET OF CURRENT MATURITIES         112,304      151,089

OTHER NONCURRENT LIABILITIES                          436          515

DEFERRED INCOME TAXES                              29,270       29,055
                                                  -------       ------

  Total liabilities                               155,294      191,918
                                                  -------       ------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,410,956 shares at
  February 28, 1997 and 8,447,646 shares
  at May 31, 1997                                      84           84
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,574,470 shares at
  February 28, 1997 and May 31, 1997                   26           26
  Additional paid-in capital                       70,949       72,390
  Accumulated deficit                            (36,637)     (33,270)
                                                  -------      -------

    Total shareholders' equity                     34,422       39,230
                                                  -------      -------

    Total liabilities and shareholders'
      equity                                    $ 189,716    $ 231,148
                                                  =======      =======


       The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                           EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                           -----------------------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           -----------------------------------------------
                            (Dollars in thousands, except per share data)

                                                 Three Months Ended May 31,
                                                        (Unaudited)
                                                 --------------------------
                                                    1996          1997
                                                   ------        ------
GROSS BROADCASTING REVENUES                      $ 29,948      $ 33,820

LESS:  AGENCY COMMISSIONS                           4,598         5,258
                                                  -------       -------

NET BROADCASTING REVENUES                          25,350        28,562

  Broadcasting operating expenses                  13,131        16,225

  Publication and other revenue, net
    of operating expenses                             271           245

  International business development expenses         260           338

  Corporate expenses                                1,468         1,644

  Depreciation and amortization                     1,345         1,682

  Noncash compensation                              1,131           827
                                                  -------        ------
OPERATING INCOME                                    8,286         8,091
                                                  -------        ------

OTHER INCOME (EXPENSE):
  Interest expense                                (2,502)       (2,649)
  Other income (expense), net                          21           172
                                                  -------        ------

          Total Other Income (Expense)            (2,481)       (2,477)
                                                  -------        ------

INCOME BEFORE INCOME TAXES                          5,805         5,614

PROVISION FOR INCOME TAXES                          2,300         2,246
                                                 --------       -------

NET INCOME                                        $ 3,505       $ 3,368
                                                 ========       =======

  Net income per common and common
    equivalent share                             $    .30      $    .29
                                                 ========       =======

  Net income per fully diluted common share      $    .30      $    .29
                                                 ========       =======

  Weighted average common shares outstanding:
    Before full dilution                       11,497,105    11,488,463
    Assuming full dilution                     11,516,894    11,504,312


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                           -----------------------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                                        (Dollars in thousands)

                                                          Three Months Ended
                                                                May 31,
                                                              (Unaudited)
                                                          -------------------
                                                              1996      1997
                                                              ----      ----
OPERATING ACTIVITIES:
  Net income                                               $ 3,505   $ 3,368
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization of
        property and equipment                                 337       582
      Amortization of debt issuance costs
        and cost of interest rate cap agreements               360       191
      Amortization of intangible assets                      1,008     1,100
      Benefit from deferred income taxes                         -     (215)
      Compensation related to stock options
        granted                                                930       661
      Contribution to profit sharing plan paid
        with common stock                                      201       166
      (Increase) decrease in certain current
        assets -

          Accounts receivable                              (4,130)   (5,409)
          Prepaid expenses and other                           526     1,496
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                                     457   (1,245)
          Accrued salaries and commissions                 (1,211)       968
          Accrued interest                                    (35)       184
          Deferred revenue                                     177      (48)
          Other                                                367         2
      Increase in other assets, net                           (58)     (143)
                                                             -----     -----

        Net cash provided by operating
          activities                                         2,434     1,658
                                                             -----     -----

INVESTING ACTIVITIES:
  Purchases of property and equipment                        (885)     (941)
  Aquisition of WALC-FM, WKBQ-AM, and WKKX-FM                    -  (36,964)
                                                             -----     -----

        Net cash used by investment
          activities                                         (885)  (37,905)
                                                             -----     -----

FINANCING ACTIVITIES:
  Payments on long-term debt                               (2,022)   (2,022)
  Proceeds from Long-term debt                                   -    38,000
  Purchase of interest rate cap agreements and
    other debt related costs                                     -     (181)
  Proceeds from exercise of stock options and
    related income taxe benefits                               489       613
                                                            ------    ------

        Net cash provided (used) by
          financing activities                             (1,533)    36,410
                                                            ------    ------

INCREASE IN CASH AND CASH EQUIVALENTS                           16       163

CASH AND CASH EQUIVALENTS:
  Beginning of period                                        1,218     1,191
                                                             ------   ------

  End of period                                             $1,234    $1,354
                                                             ======   ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                               $ 2,177   $ 2,274
    Income taxes                                               416       589

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                                     $ 44,642
  Cash paid                                                           43,642
                                                                      ------
  Liabilities assumed                                                 $1,000
                                                                      ======



       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                           -----------------------------------------------
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         -----------------------------------------------------
                                                (Unaudited)

                                             MAY 31, 1997
                                            -------------

NOTE 1.   GENERAL
           --------
   The condensed consolidated interim financial statements included herein have been prepared by Emmis Broadcasting Corporation and Subsidiaries (Emmis or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at May 31, 1997 and the results of its operations for the three months ended May 31, 1997 and 1996 and its cash flows for the three months ended May 31, 1997 and 1996.


NOTE 2.   PRO FORMA CONDENSED CONSOLIDATED STATEMENT
          OF OPERATIONS
          -------------

   On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WALC-FM, WKBQ-AM, and WKKX-FM in St. Louis from Zimco, Inc. for approximately $43.1 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc. over a period of several years. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase.

   Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement that permitted Emmis to operate the acquired stations effective December 1, 1996 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations for the period March 1, 1997 through May 31, 1997.

   A pro forma condensed consolidated statement of operations is presented below for the three months ended May 31, 1996, assuming the acquisition of WALC-FM, WKBQ-AM and WKKX-FM all had occurred on the first date of the three month period ended May 31, 1996. Pro forma results for the period ended May 31, 1997, include pro forma results for March and actual results for April and May. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisition have been included in the pro forma statements presented below.


                            PRO FORMA CONDENSED CONSOLIDATED
                            --------------------------------
                                 STATEMENT OF OPERATIONS
                                 ----------------------
                      (Dollars in thousands, except per share data)


                                              Three Months Ended
                                                    May 31,
                                              ------------------
                                                 1996        1997
                                                 ----        ----
                                             Pro forma    Pro forma
                                             ----------   ----------


Net broadcasting revenues                      $ 26,415   $ 28,562
 Broadcasting operating expenses                 14,143     16,225
 Publication and other revenue,
   net of operating expenses                        271        245
 International business development
   expenses                                         260        338
 Corporate expenses                               1,468      1,644
 Depreciation and amortization                    1,746      1,815
 Noncash compensation                             1,131        827
                                                 ------     ------
Operating income                                  7,938      7,958
Interest expense                                (3,226)    (2,828)
Other income (expense), net                          24        172

                                                 ------     ------
Income before income taxes                        4,736      5,302
Provision for income taxes                        1,870      2,100
                                                 ------     ------
Net income                                      $ 2,866    $ 3,202
                                                 ======     ======
Net income per common and common
 equivalent share                                 $ .25      $ .28
                                                 ======     ======
Net income per fully diluted common
 share                                            $ .25      $ .28
                                                 ======     ======

Weighted average shares outstanding
  Before full dilution                       11,497,105 11,488,463
  Assuming full dilution                     11,516,894 11,504,312


   The pro forma condensed consolidated statements of operations presented above do not purport to be indicative of the results that actually would have been obtained if the indicated transaction had been effective at the beginning of the three month periods ended May 31, 1996 and 1997, and is not intended to be projection of future results or trends.

NOTE 3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
           -------------------------------------------------
   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding assumes the exercise of stock options when the effect would be dilutive.

   Fully diluted net income per share assumes the fully dilutive effect of the exercise of stock options.

NOTE 4.    ACCOUNTING PRONOUNCEMENTS
           -------------------------

   In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share", was issued. This new statement supersedes APB
Opinion No. 15, "Earnings Per Share", and supersedes or amends other related accounting pronouncements. SFAS No. 128 must be adopted by the Company in the fourth quarter of fiscal 1998. All prior period earnings per share (EPS) data will be restated when the new statement is adopted.
SFAS No. 128 replaces the presentation of primary EPS with a presentation of of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures such as the Company's. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   Pro forma EPS, assuming the Company had adopted SFAS No. 128 as of March 1, 1996 is as follows:


Three Month Period Ended May 31,                1996       1997
-------------------------------                 ----       ----
Weighted Average Common Shares               10,905,132 11,004,147
Weighted Average Common Shares
 and Potential Common Shares                 11,323,318 11,372,963

Net income per common share                       $ .32      $ .31
Net income per common share-
 Assuming dilution                                $ .31      $ .30


NOTE 5.    INCOME TAXES
           ------------
   Under Statement of Financial Accounting Standards No. 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes.

   Income tax expense is reported during interim periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.


NOTE 6.  SUBSEQUENT EVENTS
         -----------------

   On July 14, 1997, Emmis signed a definitive agreement to acquire substantially all of the assets of radio stations WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15 million in cash. As part of the transaction, Emmis made a $750,000 escrow payment which will be credited against the purchase price at the closing date. The acquisition is subject to various conditions, including regulatory approval. The acquisition will be accounted for as a purchase. Emmis intends to finance the acquisition through additional borrowings under the Company's amended and restated Credit Facility dated July 1, 1997.

   In June 1997, Emmis acquired 194,444 shares of its common stock from Morgan Stanley at $36 per share. The aggregate purchase price of $6,999,984 was financed through additional borrowings under the Company's existing Credit Facility.

   On May 15, 1997, the Company entered into an agreement involving radio station WQCD-FM in New York City wereby the current owner of the station has the option to require the Company to purchase the station at any date through May 2000. The current owner may extend the option for an additional one-year period. The Company has an option to acquire the radio station during the two month period subsequent to the current owner's option. In connection therewith, the Company has issued an irrevocable letter of credit totaling $50 million as security to the current owner of the Company's obligations under this agreement. The purchase price agreed to ranges from approximately $145 million to $160 million based on certain events and conditions as specified in the agreement.

   In connection with the above agreement, the Company entered into a time brokerage agreement which permitted them to begin operating the station effective July 1, 1997. This agreement expires upon the purchase of the station by the Company or by agreement by the parties to terminate. In consideration for the time brokerage agreement, the Company will pay a monthly fee of approximately $700,000. If the current owner elects to extend the option beyond May 2000, the monthly fee to operate the station will be waived during the extension period.

   On July 1, 1997, the Company entered into an amended and restated Credit Facility. As a result of the early payoff of the refinanced debt, the Company will record a loss of approximately $ 1.3 million in the quarter ending August 31, 1997 related to unamortized deferred debt issuance costs. The amended and restated Credit Facility matures on February 28, 2005 and consists of the following:

Credit Facility                      Amount
---------------                      ------

 Revolving Credit Facility           Up to $250,000,000; subject
                                     to certain adjustments as
                                     defined in the Credit
                                     Facility; An additional
                                     commitment for $100,000,000
                                     may be requested by Emmis
                                     prior to May 31, 1999.

 Term Note                           $100,000,000

   In addition to the above facilities, the Company has also negotiated a $150 million Revolving Credit Facility/Term Note which will be effective upon completion of syndication of the Credit Facility to participating institutions.

   The Credit Facility provides for Letters of Credit to be made available to the Company not to exceed $50,000,000. The aggregate amount of outstanding Letters of Credit and amounts borrowed under the Revolving Credit Facility cannot exceed the Revolving Credit Facility commitment.

   All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies from time to time, depending on Emmis' ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate.

   The Credit Facility requires the Company to maintain interest rate protection agreements through July 2000. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility.

   The aggregate amount of the Revolving Credit Facility reduces quarterly beginning May 31, 2000. Amortization of the outstanding principal amount under the Term Note and pending Revolving Credit
Facility/Term Note is payable in quarterly installments beginning May 31, 2000. The annual amortization and reduction schedules as of February 28, 1998, assuming the entire $500 million Credit Facility was outstanding prior to the scheduled amortization payments are as follows:

                           SCHEDULED AMORTIZATION/REDUCTION OF
                           ----------------------------------
                              CREDIT FACILITY AVAILABILITY
                              ----------------------------
                                     (In thousands)

                                                  Revolving
                   Revolving                   Credit Facility/
Year ended      Credit Facility    Term Note      Term Note
February 28(29)   Amortization   Amortization    Amortization     Total
--------------   -------------  ------------    ------------     ------
2001                $ 37,500      $ 15,000       $15,000         $67,500

2002                  50,000        20,000        22,500          92,500
2003                  50,000        20,000        22,500          92,500
2004                  50,000        20,000        37,500         107,500
2005                  62,500        25,000        52,500         140,000
                     -------       -------       -------         -------
Total               $250,000      $100,000      $150,000        $500,000
                     =======       =======       =======         =======

   Commencing with the fiscal year ending February 28, 2001 and continuing through February 29, 2004, in addition to the scheduled amortization/reduction of the Credit Facility, within 60 days after the end of each fiscal year, the Credit Facility is permanently reduced by 50% of the Company's excess cash flow if the ratio of adjusted debt (as defined in the Credit Facility) to EBITDA exceeds 5 to 1. Excess cash flow is generally defined as EBITDA reduced by cash taxes, capital expenditures, required debt service, increases in working capital (net of cash or cash equivalents), the fixed fees paid under the WQCD-FM time brokerage agreement, and $3,000,000. The net proceeds of any sale of certain assets must also be used to permanently reduce borrowings under the Credit Facility. If the ratio of adjusted debt to EBITDA is less than 5.5 to 1 and certain other conditions are met, the Company will be permitted in certain circumstances to reborrow the amount of the net proceeds within nine months solely for the purpose of funding an acquisition.

   The Credit Facility contains various financial and operating covenants and other restrictions with which Emmis must comply, including, among others, restrictions on additional indebtedness, engaging in businesses other than radio broadcasting and publishing, paying cash dividends, redeeming or repurchasing capital stock of Emmis and use of borrowings, as well as requirements to maintain certain financial ratios. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions and disposing of certain assets without the prior consent of the lenders, and will provide that an event of default will occur if Jeffrey H. Smulyan ceases to maintain (i) a significant equity investment in Emmis (as specified in the Credit Facility), (ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' subsidiaries, are pledged to secure the Credit Facility.

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



RESULTS OF OPERATIONS


   Net broadcasting revenues for the quarter ended May 31, 1997 were $28.6 million compared to $25.4 million for the same quarter of the prior year, an increase of $3.2 million or 12.7%. This increase is principally due to the St. Louis acquisition and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, assuming the acquisition of the St. Louis stations had occurred for the periods presented,net broadcasting revenues would have increased $2.2 million or 8.1%. Pro forma basis assumes the comparison between historical results for the quarter ended May 31, 1997 and the pro forma results for the quarter ended May 31, 1996.

   Broadcasting operating expenses for the quarter ended May 31, 1997 were $16.2 million compared to $13.1 million for the same quarter of the prior year, an increase of $3.1 million or 23.6%. This increase is principally attributable to the St. Louis acquisition and increased promotional spending at the Company's broadcasting properties. On a pro forma basis, broadcasting operating expenses would have increased $2.1 million or 14.7%.

   Broadcast Cash Flow for the fiscal quarter ended May 31, 1997 was $12.3 million compared to $12.2 million for the same quarter of the prior year, an increase of $.1 million or 1.0%. This increase is principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, broadcast cash flow would have increased less than $.1 million.

   Corporate expenses for the quarter ended May 31, 1997 were $1.6 million compared to $1.5 million for the same quarter of the prior year, an increase of $0.1 million or 12%. This increase was primarily due to increased travel expenses and other expenses related to potential acquisitions.

   International business development expenses for the quarters ended May 31, 1997 and 1996 were $.3 million. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

   Operating Cash Flow for the quarter ended May 31, 1997 was $10.6 million compared to $10.8 million for the same quarter of the prior year, a decrease of $.2 million or 1.5%. This decrease is principally due to increased corporate and international expenses.
On a pro forma basis, operating cash flow would have also decreased $.2 million.

   Interest expense was $2.6 million for the quarter ended May 31, 1997 compared to $2.5 million for the same quarter of the prior year, an increase of $.1 million or 5.9%. This increase reflects higher outstanding debt due to the St. Louis acquisition offset by voluntary repayments made under the Company's Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1997 to May 31, 1997 is due to the increase of net broadcasting revenues in the quarter ended May 31, 1997 compared to the quarter ended February 28, 1997.

   In the fiscal quarter ended May 31, 1997, the Company made voluntary payments of $2.0 million under its Credit Facility.

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

   In the fiscal quarter ended May 31, 1997, the Company had capital expenditures of $.9 million. These capital expenditures consist primarily of progress payments in connection with the Indianapolis building project.

   In June 1997, the Company acquired 194,444 shares of its common stock at $36 per share. On July 14, 1997, the Company signed a definitive agreement to acquire substantially all of the assets of radio stations
WTLC-FM and AM, for approximately $15 million. Both transactions were/will be financed through additional borrowings. In July 1997, the Company amended and restated their existing Credit Facility. These items are more fully discussed in Note 6 to the financial statements.

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



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     The following exhibits are filed or incorporated by reference as a part of this report:

10.1 Amended and Restated Revolving Credit and Term Loan Agreement
10.2 Option Agreement (WQCD-FM, New York, New York)
10.3 Time Brokerage Agreement (WQCD-FM, New York, New York)
11   Statements re: Calculations of per share net income (loss)
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)


     Reports on Form 8-K

     The Company filed Form 8-K on April 15, 1997, to report the closing under the Asset Purchase Agreement dated as of October 31, 1996, by and between Zimco, Inc. and Emmis Broadcasting Corporation, as amended by first and second amendments to the Asset Purchase Agreement.

     Additionally, the Company filed Form 8-K/A on June 16, 1997, to include the financial statements of Zimco, Inc. as of December 31, 1996.

                                     SIGNATURES
                                     -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMMIS BROADCASTING CORPORATION



Date:  July 15, 1997                  By:  /s/ Howard L.Schrott
                                      -------------------------
                                       Howard L. Schrott
                                       Vice President(Authorized
                                       Corporate Officer), Chief
                                       Financial Officer and
                                       Treasurer