Form 10-Q
period 1997-08-31
EMMIS BROADCASTING CORPORATION
filed 1997-10-15
CIK 783005

As filed with the Securities and Exchange Commission on October 15, 1997

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1997 or

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

Yes     X        No
----------       -------------

  The number of shares outstanding of each of the Registrant's classes of common stock, as of October 10, 1997, was:

    8,295,927 Shares of Class A Common Stock, $.01 Par Value
    2,574,470 Shares of Class B Common Stock, $.01 Par Value

                              INDEX



                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . .4

      Condensed Consolidated Balance Sheets
        at August 31, 1997 and February 28, 1997 . . . . . . . .4

      Condensed Consolidated Statements of
        Operations for the three and six months
        ended August 31, 1997 and 1996 . . . . . . . . . . . . .6

      Condensed Consolidated Statements of Cash
        Flows for the six months ended
         August 31, 1997 and 1996. . . . . . . . . . . . . . . .8

      Notes to Condensed Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . 10

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . 16

PART II  - OTHER INFORMATION

  Item 4.  Submission of Matters to Vote of Security Holders . 19
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . 19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Broadcasting Corporation (an Indiana corporation) and Subsidiaries as of August 31, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 1997 and 1996 and the condensed consolidated statement of cash flows for the six-month periods ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 28, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated April 2, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
September 24, 1997.

ITEM 1.  FINANCIAL STATEMENTS

               EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (Dollars in thousands, except per share data)

                                              February 28,    August 31,
                                                 1997            1997
                                               -------         -------
                                                (Note 1)      (unaudited)

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 1,191      $ 5,004
  Accounts receivable, net                         20,831       31,915
  Current income tax receivable                     2,482            -
  Prepaid expenses and other                        4,243        5,297
                                                 --------     --------

    Total current assets                           28,747       42,216

  Property and equipment, net                      12,991       18,469
  Intangible assets, net                          131,743      169,434
  Other assets, net                                16,235       13,116
                                                 --------     --------

    Total assets                                $ 189,716    $ 243,235
                                                 ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt          $   2,868       $   55
  Book cash overdraft                               1,942            -
  Accounts payable                                  3,687        3,751
  Income taxes payable                                  -        2,598
  Accrued salaries and commissions                  1,561        2,551
  Accrued interest                                    174          644
  Deferred revenue                                  1,593        2,488
  Other                                             1,459        1,637
                                                  -------      -------

    Total current liabilities                      13,284       13,724

LONG-TERM DEBT, NET OF CURRENT MATURITIES         112,304      161,076

OTHER NONCURRENT LIABILITIES                          436          635

DEFERRED INCOME TAXES                              29,270       28,400
                                                  -------      -------

  Total liabilities                               155,294      203,835
                                                  -------      -------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,410,956 shares at
  February 28, 1997 and 8,281,877 shares
  at August 31, 1997                                   84           83
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,574,470 shares at
  February 28, 1997 and August 31, 1997                26           26
  Additional paid-in capital                       70,949       67,888
  Accumulated deficit                            (36,637)     (28,597)
                                                  -------      -------

    Total shareholders' equity                     34,422       39,400
                                                  -------      -------

    Total liabilities and shareholders'
      equity                                    $ 189,716    $ 243,235
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

                                   Three Months Ended    Six Months Ended
                                        August 31,           August 31,
                                       (Unaudited)          (Unaudited)
                                 ----------------------  ------------------
                                     1996       1997      1996      1997
                                    ------     ------    ------    ------
GROSS BROADCASTING REVENUES        $ 33,485  $ 40,055  $ 63,433  $ 73,875

LESS:  AGENCY COMMISSIONS             5,414     6,166    10,012    11,424
                                    -------   -------   -------   -------

NET BROADCASTING REVENUES            28,071    33,889    53,421    62,451

  Broadcasting operating expenses    12,178    15,314    25,309    31,539

  Publication and other revenue, net
    of operating expenses               543       246       814       491

  International business development
    expenses                            273       267       533       605

  Corporate expenses                  1,371     1,728     2,839     3,372

  Depreciation and amortization       1,319     1,823     2,664     3,505

  Noncash compensation                1,131     1,585     2,262     2,412

  Time brokerage fee                      -     1,416         -     1,416
                                    -------   -------   -------   -------
OPERATING INCOME                     12,342    12,002    20,628    20,093
                                    -------   -------   -------   -------

OTHER INCOME (EXPENSE):
  Interest expense                  (2,517)   (4,370)   (5,019)   (7,019)
  Other income (expense), net           215        34       236       206
                                    -------   -------   -------   -------

     Total Other Income (Expense)   (2,302)   (4,336)   (4,783)   (6,813)
                                    -------   -------   -------   -------

INCOME BEFORE INCOME TAXES           10,040     7,666    15,845    13,280

PROVISION FOR INCOME TAXES            4,000     2,994     6,300     5,240
                                    -------   -------   -------   -------

NET INCOME                          $ 6,040   $ 4,672   $ 9,545   $ 8,040
                                   ========   =======   =======   =======

  Net income per common and common
    equivalent share                $   .53   $   .41   $   .83   $   .70
                                   ========   =======   =======   =======

  Net income per fully diluted
    common share                    $   .53   $   .40   $   .83   $   .69
                                   ========   =======   =======   =======

  Weighted average common shares outstanding:
    Before full dilution        11,411,982 11,532,609 11,452,907 11,524,351
    Assuming full dilution      11,447,458 11,608,030 11,512,736 11,627,649


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

                                                    Six Months Ended August 31,
                                                            (Unaudited)
                                                        -------------------
                                                           1996       1997
                                                           ----        ----
OPERATING ACTIVITIES:
  Net income                                             $ 9,545    $ 8,040
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization of
        property and equipment                               682      1,222
      Amortization of debt issuance costs
        and cost of interest rate cap agreements             720      1,694
      Amortization of intangible assets                    1,982      2,283
      Benefit from deferred income taxes                       -      (870)
      Compensation related to stock options
        granted                                            1,860      2,037
      Contribution to profit sharing plan paid
        with common stock                                    402        375
      Gain on sale of 60% ownership in Duncan's American
        Radio, Inc.                                        (195)          -
      (Increase) decrease in certain current
        assets -
          Accounts receivable                            (7,536)   (11,084)
          Prepaid expenses and other                        (12)      1,428
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                               (1,294)         64
          Accrued salaries and commissions               (1,510)        990
          Accrued interest                                  (17)        470
          Deferred revenue                                   314      (105)
          Other                                              600      1,034
      (Increase) decrease in other assets, net              (69)      (417)
                                                           -----      -----

        Net cash provided by operating
          activities                                       5,472      7,161
                                                           -----      -----

INVESTING ACTIVITIES:
  Purchases of property and equipment                    (3,543)    (2,031)
  Aquisition of WALC-FM, WKBQ-AM, and WKKX-FM                  -   (36,964)
  Net proceeds from sale of 60% ownership interest
    in Duncan's American Radio, Inc.                         240          -
  Escrow deposit related to the acquisition of
    WTLC-FM and WTLC-AM                                        -      (750)
                                                           -----    -------

        Net cash used by investment
          activities                                     (3,303)   (39,745)
                                                         -------    -------

FINANCING ACTIVITIES:
  Payments on long-term debt                             (3,041)    (5,741)
  Proceeds from Long-term debt                                 -     51,700
  Purchase of interest rate cap agreements and
    other debt related costs                                   -    (4,086)
  Purchase of the Company's Class A Common Stock               -    (7,000)
  Proceeds from exercise of stock options and
    related income tax benefits                              581      1,524
                                                          ------     ------

        Net cash provided (used) by
          financing activities                           (2,460)     36,397
                                                          ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (291)      3,813

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,218      1,191
                                                          ------     ------

  End of period                                             $927     $5,004
                                                          ======     ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 4,316    $ 4,855
    Income taxes                                           4,053        595

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                                    $ 44,642
  Cash paid                                                          43,642
                                                                     ------
  Liabilities assumed                                                $1,000
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

                                           AUGUST 31, 1997
                                            -------------

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

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at August 31, 1997 and the results of its operations for the six months ended August 31, 1997 and 1996 and its cash flows for the six months ended August 31, 1997 and 1996.


NOTE 2.   PRO FORMA CONDENSED CONSOLIDATED STATEMENT
          OF OPERATIONS
          -------------

   On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WALC-FM, WKBQ-AM, and WKKX-FM in St. Louis from Zimco, Inc. for approximately $43.1 million in cash plus an agreement to broadcast approximately $1 million in trade spots for Zimco, Inc. over a period of several years. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase.

   Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement that permitted Emmis to operate the acquired stations effective December 1, 1996 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations for the period March 1, 1997 through August 31, 1997.

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

   In connection with the above agreement, the Company entered into a time brokerage agreement which permitted it to begin operating the station effective July 1, 1997. This agreement expires upon the purchase of the station by the Company or by agreement by the parties to terminate. In consideration for the time brokerage agreement, the Company will pay a monthly fee of approximately $700,000. If the current owner elects to extend the option beyond May 2000, the monthly fee to operate the station will be waived during the extension period. Operating results of WQCD-FM are reflected in the condensed consolidated statement of operations for the period from July 1, 1997 through August 31, 1997.

   A pro forma condensed consolidated statement of operations is presented below for the three and six months ended August 31, 1996, assuming the acquisition of WALC-FM, WKBQ-AM and WKKX-FM and the operation of WQCD-FM, under the Time Brokerage Agreement, all had occurred on the first day of the six month period ended August 31, 1996. Pro forma results for the three and six month periods ended August 31, 1997, include pro forma results for March and actual results for April through August for the acquisition of WALC-FM, WKBQ-FM and WKKX-FM and pro forma results for March through June and actual results for July and August for the operation of WQCD-FM. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisition and pro forma time brokerage fees for the operation of WQCD-FM have been included in the pro forma statements presented below.

                            PRO FORMA CONDENSED CONSOLIDATED
                            --------------------------------
                                 STATEMENT OF OPERATIONS
                                 ----------------------
                      (Dollars in thousands, except per share data)

                                     Three Months Ended     Six Months Ended
                                          August 31,           August 31,
                                     ------------------     -----------------
                                       1996       1997        1996      1997
                                       ----       ----        ----      ----
                                   Pro forma   Pro forma  Pro forma  Pro forma
                                   ---------   ---------  ---------  --------

Net broadcasting revenues             $ 33,710   $ 35,849  $ 63,678  $ 69,224
 Broadcasting operating expenses        15,419     16,389    32,031    35,011
 Publication and other revenue,
   net of operating expenses               543        246       814       491
 International business development
   expenses                                273        267       533       605
 Corporate expenses                      1,371      1,728     2,839     3,372
 Depreciation and amortization           1,720      1,823     3,466     3,638
 Noncash compensation                    1,131      1,585     2,262     2,412
 Time Brokerage Fee                      2,125      2,125     4,250     4,250
                                        ------     ------    ------    ------
Operating income                        12,214     12,178    19,111    20,427
Interest expense                       (3,241)    (4,370)   (6,467)   (7,198)
Other income (expense), net                217         34       241       206
                                        ------     ------    ------    ------
Income before income taxes               9,190      7,842    12,885    13,435
Provision for income taxes               3,680      3,140     5,150     5,370
                                        ------     ------    ------    ------
Net income                             $ 5,510    $ 4,702   $ 7,735   $ 8,065
                                        ======     ======    ======    ======
Net income per common and common
 equivalent share                        $ .48      $ .41     $ .68     $ .70
                                        ======     ======    ======    ======
Net income per fully diluted common
 share                                   $ .48      $ .41     $ .67     $ .69
                                        ======     ======    ======    ======

Weighted average shares outstanding
  Before full dilution              11,411,982 11,532,609 11,452,907 11,524,351
  Assuming full dilution            11,447,458 11,608,030 11,512,736 11,627,649


   The pro forma condensed consolidated statements of operations presented above do not purport to be indicative of the results that actually would have been obtained if the indicated transactions had been effective at the beginning of the three and six month periods ended August 31, 1996 and 1997, and is not intended to be a projection of future results or trends.

NOTE 3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
           -------------------------------------------------
   Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding assumes the exercise of stock options when the effect would be dilutive.

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

   Pro forma EPS, assuming the Company had adopted SFAS No. 128 as of March 1, 1996 is as follows:

Six Month Period Ended August 31,       1996         1997
-------------------------------         ----         ----
Weighted Average Common Shares        10,913,358  11,021,608
Weighted Average Common Shares
 and Potential Common Shares          11,306,923  11,413,548

Net income per common share                $ .87       $ .73
Net income per common share-
 Assuming dilution                         $ .84       $ .70

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


NOTE 6.  ACQUISITIONS AND OTHER SIGNIFICANT EVENTS
         ----------------------------------------

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

   In June 1997, Emmis acquired 194,444 shares of its common stock from Morgan Stanley at $36 per share. The aggregate purchase price of $7.0 million was financed through additional borrowings under the Company's existing Credit Facility.

   On July 1, 1997, the Company entered into an amended and restated Credit Facility. As a result of the early payoff of the refinanced debt, the Company recorded a loss of approximately $ 1.3 million in the quarter ending August 31, 1997 related to unamortized deferred debt issuance costs which is recorded as interest expense in the accompanying condensed consolidated statement of operations. The amended and restated Credit Facility matures on February 28, 2005 and consists of the following:

Credit Facility                         Amount
---------------                         ------

 Revolving Credit Facility              Up to $250,000,000; subject
                                        to certain adjustments as
                                        defined in the Credit
                                        Facility; An additional
                                        commitment for $100,000,000
                                        may be requested by Emmis
                                        prior to May 31, 1999.

 Term Note                              $100,000,000
 Revolving Credit Facility/Term Note    $150,000,000


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

   The aggregate amount of the Revolving Credit Facility reduces quarterly beginning May 31, 2000. Amortization of the outstanding principal amount under the Term Note and Revolving Credit Facility/Term Note is payable in quarterly installments beginning May 31, 2000. The annual amortization and reduction schedules as of February 28, 1998, assuming the entire $500 million Credit Facility was outstanding prior to the scheduled amortization payments are as follows:

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

   The Credit Facility contains various financial and operating covenants and other restrictions with which Emmis must comply, including, among others, restrictions on additional indebtedness, engaging in businesses other than radio broadcasting and publishing, paying cash dividends, redeeming or repurchasing capital stock of Emmis and use of borrowings, as well as requirements to maintain certain financial ratios. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions and disposing of certain assets without the prior consent of the lenders, and provides that an event of default will occur if Jeffrey H. Smulyan ceases to maintain (i) a significant equity investment in Emmis (as specified in the Credit Facility), (ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' subsidiaries, are pledged to secure the Credit Facility.

   In August 1997, Emmis formed a wholly owned Hungarian subsidiary to acquire a radio broadcasting license. In September 1997, Emmis sold a 46 percent interest in this subsidiary to third parties. Also in September 1997, this subsidiary submitted a bid in connection with a competitive bidding process, to purchase a radio broadcasting license from the Hungarian government. This subsidiary is included in the consolidated financial statements of Emmis.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The performance of a radio group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and Operating Cash Flow. Operating Cash Flow is defined as operating income before depreciation, amortization and noncash compensation expenses and time brokerage fees. Broadcast Cash Flow is defined as net broadcasting revenues less broadcasting operating expenses. Although Broadcast Cash Flow and Operating Cash Flow are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles, the Company believes that Broadcast Cash Flow and Operating Cash Flow are useful because they are generally recognized by the radio broadcasting industry as a measure of performance and are used by analysts who report on the performance of broadcast companies.

RESULTS OF OPERATIONS


   Net broadcasting revenues for the quarter ended August 31, 1997 were $33.9 million compared to $28.1 million for the same quarter of the prior year, an increase of $5.8 million or 20.7%. This increase is principally due to the St. Louis acquisition, the operation of WQCD-FM under a time brokerage agreement, and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, as defined in Note 2, net broadcasting revenues would have increased $2.1 million or 6.3%. Pro forma basis assumes the comparison between pro forma results for the quarters ended August 31, 1997 and 1996.

   Broadcasting operating expenses for the quarter ended August 31, 1997 were $15.3 million compared to $12.2 million for the same quarter of the prior year, an increase of $3.1 million or 25.8%. This increase is principally attributable to the St. Louis acquisition, the operation of WQCD-FM under a time brokerage agreement and increased promotional spending at the Company's broadcasting properties. On a pro forma basis, broadcasting operating expenses would have increased $1.0 million or 6.3%.

   Broadcast Cash Flow for the fiscal quarter ended August 31, 1997 was $18.6 million compared to $15.9 million for the same quarter of the prior year, an increase of $2.7 million or 16.9%. This increase is principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, broadcast cash flow would have increased $1.2 million or 6.4%.

   Corporate expenses for the quarter ended August 31, 1997 were $1.7 million compared to $1.4 million for the same quarter of the prior year, an increase of $0.3 million or 26.0%. This increase was primarily due to increased travel expenses and other expenses related to potential acquisitions.

   International business development expenses for the quarters ended August 31, 1997 and 1996 were $.3 million. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

   Operating Cash Flow for the quarter ended August 31, 1997 was $16.8 million compared to $14.8 million for the same quarter of the prior year, an increase of $2.0 million or 13.8%. This increase is principally due to an increase in broadcast cash flow offset by an increase in corporate expenses. On a pro forma basis, operating cash flow would have increased $.5 million or 3.0%.

   Interest expense was $4.4 million for the quarter ended August 31, 1997 compared to $2.5 million for the same quarter of the prior year, an increase of $1.9 million or 73.6%. This increase includes $1.3 due to the write off of deferred debt issuance costs in connection with entering into a new Credit Facility and also reflects higher outstanding debt due to the St. Louis acquisition offset by voluntary repayments made under the Company's Credit Facility and a rate decrease under the new Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1997 to August 31, 1997 is due to the increase of net broadcasting revenues in the quarter ended August 31, 1997 compared to the quarter ended February 28, 1997 including the operation of WQCD-FM under the Time Brokerage Agreement.

   In the fiscal quarter ended August 31, 1997, the Company made voluntary payments of $3.7 million under its Credit Facility.

   In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $25 million, net of reimbursable construction costs of $2 million. This amount reflects an increase over the original amount due to the acquisition of WTLC-FM, WTLC-AM and Network Indiana. Certain factors such as additional studio costs related to digital technology and historical landmark requirements may cause the cost of this project to increase. The Company plans to fund this project through additional borrowings under the Credit Facility.

   In the fiscal quarter ended August 31, 1997, the Company had capital expenditures of $1.1 million. These capital expenditures consist primarily of progress payments in connection with the Indianapolis building project.

   In June 1997, the Company acquired 194,444 shares of its common stock at $36 per share which was financed through additional borrowings. On July 14, 1997, the Company signed a definitive agreement to acquire substantially all of the assets of radio stations WTLC-FM and AM, for approximately $15 million. In September 1997, a 54 percent owned affiliate submitted a bid to purchase a Hungarian Radio Station. Both transactions will be financed through additional borrowings. In July 1997, the Company amended and restated its existing Credit Facility. These items are more fully discussed in Note 6 to the financial statements.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of the shareholders of the Company held on June 24, 1997, the following matters received the following votes:

                                         VOTES         VOTES
        MATTER DESCRIPTION                FOR         AGAINST   ABSTAINING
        ------------------               -----        -------   ----------
1.  Election of Directors:
      Jeffrey H. Smulyan . . . .      32,033,420         --     130,800
      Doyle L. Rose  . . . . . .      32,033,420         --     130,800
      Gary L. Kaseff . . . . . .      32,033,420         --     130,800
      Lawrence B. Sorrel . . . .      30,698,854         --   1,465,366
      Susan B. Bayh* . . . . . .       6,292,620         --     126,900
      Richard A. Leventhal*. . .       6,288,720         --     130,800
           * Class A Director

2. Approval of the 1997 Equity
     Incentive Plan . . . . . . .     27,434,294  4,202,346      19,250

3. Approval of Appointment of
     Auditors . . . . . . . . . .     32,152,920        500      10,800



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     The following exhibits are filed or incorporated by reference as a part of this report:

10   WTLC-FM and WTLC-AM  Asset Purchase Agreement
11   Statements re: Calculations of per share net income (loss)
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)


     Reports on Form 8-K

     The Company filed Form 8-K on April 15, 1997, to report the closing under the Asset Purchase Agreement dated as of October 31, 1996, by and between Zimco, Inc. and Emmis Broadcasting Corporation, as amended by first and second amendments to the Asset Purchase Agreement.

     Additionally, the Company filed Form 8-K/A on June 16, 1997, to include the financial statements of Zimco, Inc. as of December 31, 1996 and pro forma financial information.

                                        SIGNATURES
                                        -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMMIS BROADCASTING CORPORATION



Date: October 15, 1997                  By:  /s/ Howard L.Schrott
                                      -------------------------
                                       Howard L. Schrott
                                       Vice President(Authorized
                                       Corporate Officer), Chief
                                       Financial Officer and
                                       Treasurer