Form 10-Q
period 1997-11-30
EMMIS BROADCASTING CORPORATION
filed 1998-01-14
CIK 783005

As filed with the Securities and Exchange Commission on January 14, 1998

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1997 or

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

Yes     X        No

  The number of shares outstanding of each of the Registrant's classes of common stock, as of January 13, 1998, was:

    8,323,386 Shares of Class A Common Stock, $.01 Par Value
    2,560,894 Shares of Class B Common Stock, $.01 Par Value

                              INDEX



                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . .4

      Condensed Consolidated Balance Sheets
        at November 30, 1997 and February 28, 1997 . . . . . . .4

      Condensed Consolidated Statements of
        Operations for the three and nine months
        ended November 30, 1997 and 1996 . . . . . . . . . . . .6

      Condensed Consolidated Statements of Cash
        Flows for the nine months ended
         November 30, 1997 and 1996. . . . . . . . . . . . . . .8

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

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . 19

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Broadcasting Corporation ( and Indiana corporation) and Subsidiaries as of November 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the nine-month periods ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 28, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated April 2, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                      ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
December 19, 1997.

ITEM 1.  FINANCIAL STATEMENTS

               EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
               -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                (Dollars in thousands, except per share data)

                                              February 28,   November 30,
                                                   1997         1997
                                                  ------       ------
                                                (Note 1)     (unaudited)

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 1,191      $12,293
  Accounts receivable, net                         20,831       36,299
  Current income tax receivable                     2,482          344
  Prepaid expenses and other                        4,243        5,043
                                                 --------     --------

    Total current assets                           28,747       53,979

  Property and equipment, net                      12,991       24,274
  Intangible assets, net                          131,743      184,208
  Other assets, net                                16,235       12,830
                                                 --------     --------

    Total assets                                $ 189,716    $ 275,291
                                                 ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt          $   2,868       $   54
  Book cash overdraft                               1,942            -
  Accounts payable                                  3,687        7,195
  Accrued salaries and commissions                  1,561        3,612
  Accrued interest                                    174          820
  Deferred revenue                                  1,593        2,622
  Other                                             1,459        1,639
                                                  -------      -------

    Total current liabilities                      13,284       15,942

LONG-TERM DEBT, NET OF CURRENT MATURITIES         112,304      183,094

OTHER NONCURRENT LIABILITIES                          436        2,858

DEFERRED INCOME TAXES                              29,270       28,020
                                                  -------      -------

  Total liabilities                               155,294      229,914
                                                  -------      -------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,410,956 shares at
  February 28, 1997 and 8,300,252 shares
  at November 30, 1997                                 84           83
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,574,470 shares at
  February 28, 1997 and November 30, 1997              26           26
  Additional paid-in capital                       70,949       69,787
  Accumulated deficit                            (36,637)     (24,519)
                                                  -------      -------

    Total shareholders' equity                     34,422       45,377
                                                  -------      -------

    Total liabilities and shareholders'
      equity                                    $ 189,716    $ 275,291
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

                                  Three Months Ended     Nine Months Ended
                                      November 30,          November 30,
                                      (Unaudited)           (Unaudited)
                                 ---------------------   --------------------
                                     1996       1997      1996      1997
                                    ------     ------     ------    ------
GROSS BROADCASTING REVENUES        $ 32,631  $ 43,003  $ 96,064 $ 116,878

LESS:  AGENCY COMMISSIONS             5,111     6,758    15,123    18,182
                                    -------   -------   -------   -------

NET BROADCASTING REVENUES            27,520    36,245    80,941    98,696

  Broadcasting operating expenses    13,978    19,200    39,286    50,739

  Publication and other revenue, net
    of operating expenses               229       556     1,044     1,047

  International business development
    expenses                            277       327       810       932

  Corporate expenses                  1,489     1,966     4,329     5,338

  Depreciation and amortization       1,405     1,902     4,070     5,407

  Noncash compensation                  520     1,120     2,782     3,532

  Time brokerage fee                      -     2,126         -     3,542
                                    -------   -------   -------   -------
OPERATING INCOME                     10,080    10,160    30,708    30,253
                                    -------   -------   -------   -------

OTHER INCOME (EXPENSE):
  Interest expense                  (2,329)   (3,337)   (7,348)  (10,356)
  Other income (expense), net            19       116       255       322
                                    -------   -------   -------   -------

       Total Other Income (Expense) (2,310)   (3,221)   (7,093)  (10,034)
                                    -------   -------   -------   -------

INCOME BEFORE INCOME TAXES            7,770     6,939    23,615    20,219

PROVISION FOR INCOME TAXES            3,115     2,860     9,415     8,100
                                    -------   -------   -------   -------

NET INCOME                          $ 4,655   $ 4,079  $ 14,200  $ 12,119
                                   ========   =======   =======   =======



  Net income per common and common
    equivalent share                $   .41   $   .35   $  1.24   $  1.05
                                   ========   =======   =======   =======

  Net income per fully diluted
    common share                    $   .41   $   .35   $  1.24   $  1.05
                                   ========   =======   =======   =======

  Weighted average common shares outstanding:
    Before full dilution        11,387,357 11,559,908 11,463,307 11,555,890
    Assuming full dilution      11,387,357 11,559,908 11,463,543 11,592,803

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

                                                 Nine Months Ended November 30,
                                                            (Unaudited)
                                                        -------------------
                                                           1996       1997
                                                           ----       ----
OPERATING ACTIVITIES:
  Net income                                            $ 14,200   $ 12,119
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization of
        property and equipment                             1,159      1,866
      Amortization of debt issuance costs
        and cost of interest rate cap agreements             898      1,920
      Amortization of intangible assets                    2,911      3,541
      Benefit from deferred income taxes                       -    (1,250)
      Compensation related to stock options
        granted                                            2,246      2,929
      Contribution of common stock to profit sharing plan    536        603
      Gain on sale of 60% ownership in Duncan's American
        Radio, Inc.                                        (195)          -
      Provision for bad debts                                632        894
      (Increase) decrease in certain current
        assets -
          Accounts receivable                            (7,100)   (16,362)
          Prepaid expenses and other                     (1,171)      1,338
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                                   660      1,566
          Accrued salaries and commissions                 (740)      2,051
          Accrued interest                                  (79)        646
          Deferred revenue                                   315         29
          Other                                          (1,335)      2,602
      (Increase) decrease in other assets, net             (257)      (958)
                                                           -----      -----

        Net cash provided by operating
          activities                                      12,680     13,534
                                                           -----      -----

INVESTING ACTIVITIES:
  Purchases of property and equipment                    (6,666)    (6,492)
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM           (6,060)   (36,964)
  Net proceeds from sale of 60% ownership interest
    in Duncan's American Radio, Inc.                         240          -
  Acquisition of WTLC-FM and WTLC-AM                           -   (15,336)
  Acquisition of Cincinnati Magazine                           -    (1,979)
  Acquisition of Network Indiana                               -      (709)
                                                           -----    -------

        Net cash used by investment
          activities                                    (12,486)   (61,480)
                                                         -------    -------

FINANCING ACTIVITIES:
  Payments on long-term debt                             (1,063)   (11,224)
  Proceeds from Long-term debt                                 -     79,200
  Purchase of interest rate cap agreements and
    other debt related costs                                   -    (4,230)
  Purchase of the Company's Class A Common Stock               -    (7,000)
  Proceeds from exercise of stock options and
    related income tax benefits                              695      2,302
                                                          ------     ------

        Net cash provided (used) by
          financing activities                             (368)     59,048
                                                          ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (174)     11,102

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,218      1,191
                                                          ------     ------

  End of period                                          $ 1,044    $12,293
                                                          ======     ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 6,529    $ 7,789
    Income taxes                                           8,687      6,575

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                                    $ 44,642
  Cash paid                                                          43,642
                                                                     ------
  Liabilities assumed                                                $1,000
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

                                          NOVEMBER 30, 1997
                                          ------------------

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

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at November 30, 1997 and the results of its operations for the nine months ended November 30, 1997 and 1996 and its cash flows for the nine months ended November 30, 1997 and 1996.


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

   Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement that permitted Emmis to operate the acquired stations effective December 1, 1996 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations commencing December 1, 1996.

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

   In connection with the above agreement, the Company entered into a time brokerage agreement which permitted it to begin operating the station effective July 1, 1997. This agreement expires upon the purchase of the station by the Company or by agreement by the parties to terminate. In consideration for the time brokerage agreement, the Company will pay a monthly fee of approximately $700,000. If the current owner elects to extend the option beyond May 2000, the monthly fee to operate the station will be waived during the extension period. Operating results of WQCD-FM are reflected in the condensed consolidated statement of operations for the period from July 1, 1997 through November 30, 1997.

   On October 1, 1997, the Company acquired the assets of Network Indiana and AgriAmerica from Wabash Valley Broadcast Corporation for $.7 million in cash. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase.

   On November 1, 1997, the Company completed its acquisition of substantially all of the assets of WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15.1 million in cash. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase.

   On November 1, 1997, the Company acquired CINCINNATI MAGAZINE from CM Media, Inc. for approximately $2.0 million in cash. Emmis financed the acquisition through additional borrowings under its existing Credit Facility. The acquisition was accounted for as a purchase.

   A pro forma condensed consolidated statement of operations is presented below for the three and nine months ended November 30, 1996, assuming the acquisition of WALC-FM, WKBQ-AM, WKKX-FM, WTLC-FM and AM, and CINCINNATI MAGAZINE and the operation of WQCD-FM, under the Time Brokerage Agreement, all had occurred on the first day of the nine month period ended November 30, 1996. Pro forma results for the three and nine month periods ended November 30, 1997, include pro forma adjustments for March and actual results for April through November for the acquisition of WALC-FM, WKBQ-FM and WKKX-FM, pro forma results for March through June and actual results for July through November for the operation of WQCD-FM under the Time Brokerage Agreement, and pro forma results for March through October and actual results for November for the acquistion of WTLC-FM and AM. Pro forma results for CINCINNATI MAGAZINE and Network Indiana have been excluded as they are not significant to the operations of the Company. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisitions and pro forma time brokerage fees for the operation of WQCD-FM have been included in the pro forma statements presented below.

                            PRO FORMA CONDENSED CONSOLIDATED
                            --------------------------------
                                 STATEMENT OF OPERATIONS
                                 ----------------------
                      (Dollars in thousands, except per share data)

                                     Three Months Ended     Nine Months Ended
                                        November 30,           November 30,
                                     ------------------     -----------------
                                       1996       1997        1996      1997
                                       ----       ----        ----      ----
                                   Pro forma   Pro forma  Pro forma  Pro forma
                                    ---------   ---------  ---------  ---------

Net broadcasting revenues             $ 33,943  $ 36,726  $ 99,272  $ 107,444
 Broadcasting operating expenses        17,696    19,594    50,997     55,641
 Publication and other revenue,
   net of operating expenses               229       556     1,043      1,047
 International business development
   expenses                                277       327       810        932
 Corporate expenses                      1,489     1,966     4,328      5,338
 Depreciation and amortization           1,946     1,995     5,292      5,912
 Noncash compensation                      520     1,120     2,782      3,532
 Time Brokerage Fee                      2,126     2,126     6,375      6,375
                                        ------    ------    ------     ------
Operating income                        10,118    10,154    29,731     30,761
Interest expense                       (3,355)   (3,538)  (10,426)   (11,341)
Other income (expense), net                 22       115       263        321
                                        ------    ------    ------     ------
Income before income taxes               6,785     6,731    19,568     19,741
Provision for income taxes               2,715     2,690     7,825      7,895
                                        ------    ------    ------     ------
Net income                             $ 4,070   $ 4,041  $ 11,743   $ 11,846
                                        ======    ======    ======     ======
Net income per common and common
 equivalent share                        $ .36     $ .35    $ 1.02     $ 1.03
                                        ======    ======    ======     ======
Net income per fully diluted common
 share                                   $ .36     $ .35    $ 1.02     $ 1.02
                                        ======    ======    ======     ======

Weighted average shares outstanding
  Before full dilution             11,387,357 11,559,908 11,463,307 11,555,890
  Assuming full dilution           11,387,357 11,559,908 11,463,543 11,592,803

   The pro forma condensed consolidated statements of operations presented above do not purport to be indicative of the results that actually would have been obtained if the indicated transactions had been effective at the beginning of the three and nine month periods ended November 30, 1996 and 1997, and is not intended to be a projection of future results or trends.

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

NOTE 4.    ACCOUNTING PRONOUNCEMENTS
           -------------------------

   In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share", was issued. This new statement supersedes APB Opinion No. 15, "Earnings Per Share", and supersedes or amends other related accounting pronouncements. SFAS No. 128 must be adopted by the Company in the fourth quarter of fiscal 1998. All prior period earnings per share (EPS) data will be restated when the new statement is adopted. SFAS No. 128 replaces the presentation of net income per common and common equivalent share with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures such as the Company's. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   Pro forma EPS, assuming the Company had adopted SFAS No. 128 as of March 1, 1996 is as follows:

Nine Month Period Ended November 30,    1996         1997
------------------------------------    ----         ----
Weighted Average Common Shares        10,918,554  11,034,856
Weighted Average Common Shares
 and Potential Common Shares          11,319,611  11,450,283

Net income per common share               $ 1.30      $ 1.10
Net income per common share-
 Assuming dilution                        $ 1.25      $ 1.06

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


NOTE 6.  OTHER SIGNIFICANT EVENTS
         ------------------------


   In June 1997, Emmis acquired 194,444 shares of its common stock from Morgan Stanley Dean Witter Discover and Co. at $36 per share. The aggregate purchase price of $7.0 million was financed through additional borrowings under the Company's existing Credit Facility.

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

   The aggregate amount of the Revolving Credit Facility reduces quarterly beginning May 31, 2000. Amortization of the outstanding principal amount under the Term Note and Revolving Credit Facility/Term Note is payable in quarterly installments beginning May 31, 2000. The annual amortization and reduction schedules as of February 28, 1998, assuming the entire $500 million Credit Facility were outstanding prior to the scheduled amortization payments are as follows:

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

   In August 1997, Emmis formed a wholly owned Hungarian subsidiary to acquire a radio broadcasting license. In September 1997, Emmis sold a 46 percent interest in this subsidiary to third parties. In November 1997, this subsidiary was awarded, in connection with a competitive bidding process, the right to purchase a radio broadcasting license from the Hungarian government for approximately $20 million. This subsidiary is included in the consolidated financial statements of Emmis.

NOTE 7.    SUBSEQUENT EVENT
           ----------------

    On January 13, 1998, Emmis received FCC approval to contribute radio station WKBQ-AM in St. Louis to Northside Seventh Day Adventist Church near St. Louis. In connection with this contribution, Emmis will recognize as contribution expense the carrying value of the assets of this station totalling approximately $5 million in the quarter ended February 28, 1998.

NOTE 8.    RECLASSIFICATIONS
           -----------------

    Certain reclassifications have been made to the November 30, 1996 financial statements to be consistent with the November 30, 1997 presentation.


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

RESULTS OF OPERATIONS


   Net broadcasting revenues for the quarter ended November 30, 1997 were $36.2 million compared to $27.5 million for the same quarter of the prior year, an increase of $8.7 million or 31.7%. Net broadcasting revenues for the nine month period ended November 30, 1997 were $98.7 million compared to $80.9 million for the same period of the prior year, an increase of $17.8 million or 21.9%. This increase is principally due to the St. Louis acquisition, the operation of WQCD-FM under a time brokerage agreement, and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, as defined in Note 2, net broadcasting revenues would have increased $2.8 million or 8.2% for the quarter and $8.1 million or 8.2% for the nine month period.

   Broadcasting operating expenses for the quarter ended November 30, 1997 were $19.2 million compared to $14.0 million for the same quarter of the prior year, an increase of $5.2 million or 37.4%. Broadcasting operating expenses for the nine month period ended November 30, 1997 were $50.7 million compared to $39.3 million for the same period of the prior year, an increase of $11.4 million or 29.2%. This increase is principally attributable to the St. Louis acquisition, the operation of WQCD-FM under a time brokerage agreement and increased promotional spending at the Company's broadcasting properties. On a pro forma basis, broadcasting operating expenses would have increased $1.9 million or 10.7% for the quarter and $4.6 million or 9.1% for the nine month period.

   Broadcast Cash Flow for the fiscal quarter ended November 30, 1997 was $17.0 million compared to $13.5 million for the same quarter of the prior year, an increase of $3.5 million or 25.9%. Broadcast Cash Flow for the nine month period ended November 30, 1997 was $48.0 million compared to $41.7 million for the same period of the prior year, an increase of $6.3 million or 15.1%. This increase is due to increased net broadcasting revenues partially offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, broadcast cash flow would have increased $.9 million or 5.4% for the quarter and $3.5 million or 7.3% for the nine month period.

   Corporate expenses for the quarter ended November 30, 1997 were $2.0 million compared to $1.5 million for the same quarter of the prior year, an increase of $0.5 million or 32.0%. Corporate expenses for the nine month period ended November 30, 1997 were $5.3 million compared to $4.3 millioni for the same period of the prior year, an increase of $1.0 million or 23.3%. This increase was primarily due to increased travel expenses and other expenses related to potential acquisitions and increased professional fees related to a corporate tax restructuring.

   International business development expenses for the quarters ended November 30, 1997 and 1996 were $.3 million. International business development expenses for the nine month period ended November 30, 1997 were $.9 million compared to $.8 million for the same period of the prior year, an increase of $.1 million or 15.1%. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

   Operating Cash Flow for the quarter ended November 30, 1997 was $15.3 million compared to $12.0 million for the same quarter of the prior year, an increase of $3.3 million or 27.5%. Operating Cash Flow for the nine month period ended November 30, 1997 was $42.7 million compared to $37.6 million for the same period of the prior year, an increase of $5.1 million or 13.8%. This increase is principally due to an increase in broadcast cash flow partially offset by an increase in corporate expenses. On a pro forma basis, operating cash flow would have increased $.7 million or 4.7% for the quarter and $2.4 million or 5.4% for the nine month period.

   Interest expense was $3.3 million for the quarter ended November 30, 1997 compared to $2.3 million for the same quarter of the prior year, an increase of $1.0 million or 43.3%. Interest expense was $10.4 million for the nine month period ended November 30, 1997 compared to $7.3 million for the same period of the prior year, an increase of $3.1 million or 40.9%. This increase reflects higher outstanding debt due to the St. Louis acquisition and the write off of deferred financing costs associated with the refinancing of the Company's Credit Facility offset by voluntary repayments made under the Company's Credit Facility and a rate decrease under the new Credit Facility. On a pro forma basis, interest expense would have increased $.1 million or 5.5% for the quarter and $.9 million or 8.8% for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1997 to November 30, 1997 is due to the increase of net broadcasting revenues in the quarter ended November 30, 1997 compared to the quarter ended February 28, 1997. The increase of net broadcasting revenues in the quarter ended November 30, 1997 is due to the Indianapolis acquisition and operation of WQCD-FM under the Time Brokerage Agreement.

   In the fiscal quarter ended November 30, 1997, the Company made voluntary payments of $5.5 million under its Credit Facility.

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

   In the fiscal quarter ended November 30, 1997, the Company had capital expenditures of $4.5 million. These capital expenditures consist primarily of progress payments in connection with the Indianapolis building project.

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

                                        SIGNATURES
                                        ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EMMIS BROADCASTING CORPORATION



Date: January 14, 1998                By:  /s/ Howard L.Schrott
                                      -------------------------
                                       Howard L. Schrott
                                       Vice President(Authorized
                                       Corporate Officer), Chief
                                       Financial Officer and
                                       Treasurer