Form 10-K
EMMIS BROADCASTING CORPORATION
filed 1998-05-07
CIK 783005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 1, 1998

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    -------------------
Commission file number 0-23264

                         EMMIS BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                                    INDIANA
                        (State or other jurisdiction of
                         incorporation or organization)
                     950 NORTH MERIDIAN STREET, SUITE 1200
                             INDIANAPOLIS, INDIANA
                    (Address of principal executive offices)
                                   35-1542018
                                (I.R.S. Employer
                              Identification No.)
                                     46204
                                   (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 22, 1998, was approximately $420,963,138.

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 22, 1998, was:

                8,452,694 Class A Common Shares, $.01 par value
                2,560,894 Class B Common Shares, $.01 par value

                Documents Incorporated by Reference: See Page 2

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                              FORM 10-K REFERENCE
                         ---------                              -------------------
Proxy Statement Dated May 21, 1998                                    Part III

                         EMMIS BROADCASTING CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I......................................................      4
     Item 1. Business.......................................      4
     Item 2. Properties.....................................     22
     Item 3. Legal Proceedings..............................     24
     Item 4. Submission of Matters to a Vote of Security
             Holders........................................     24
PART II.....................................................     25
     Item 5. Market for Registrant's Common Equity and
             Related Shareholder Matters....................     25
     Item 6. Selected Financial Data........................     26
     Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of Operation...     26
     Item 8. Financial Statements and Supplementary Data....     32
     Item 9. Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure.........     54
PART III....................................................     55
     Item 10. Directors and Executive Officers of the
              Registrant....................................     55
     Item 11. Executive Compensation........................     55
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management.........................     55
     Item 13. Certain Relationships and Related
              Transactions..................................     55
PART IV.....................................................     56
     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...........................     56
Signatures..................................................     58

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Emmis Broadcasting Corporation (the "Company" or "Emmis") is a diversified media company with radio broadcasting and magazine publishing operations and, following the consummation of two pending acquisitions, television broadcasting operations. In 1997 the Company ranked as the eighth largest radio broadcaster in the United States based on total number of listeners and the ninth largest radio broadcaster in the United States based on total revenue. The eleven FM radio stations and two AM radio stations owned or operated by the Company in the United States (collectively, the "Radio Stations") serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as St. Louis and Indianapolis. These markets accounted for approximately $1.7 billion in radio advertising revenues in calendar year 1997 as reported in Duncan's Radio Market Guide (1998 ed.). The Company has entered into agreements to purchase six network-affiliated television stations (collectively, the "Television Stations") located in New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, and Honolulu, Hawaii (the "SF TV Stations"), and in Fort Myers, Florida and Terre Haute, Indiana (the "Wabash Valley TV Stations"). All of the Television Stations are VHF stations except the Fort Myers station, which is a UHF station. The markets served by the Television Stations accounted for approximately $360 million in television advertising revenue in calendar year 1997 as reported in BIA's Investing in Television Market Report (1998 ed.) (the "1998 BIA Report"). The Company expects to complete the purchase of the Television Stations in late 1998.

     Through a combination of acquisitions and internal growth, the Company's broadcast cash flow has grown from $15.3 million (when the Company owned five radio stations) in fiscal 1993 to $81.4 million in fiscal 1998 (on a pro forma basis after giving effect to the Acquisition Transactions, as defined below, and the radio stations acquired by the Company during fiscal 1998). The Company has successfully created top-performing radio stations that are ranked, in terms of primary demographic target audience share, among the top ten stations in the New York City, Los Angeles, Chicago, St. Louis and Indianapolis radio markets according to the Winter 1998 Ratings (the "Winter 1998 Arbitron Survey") published by The Arbitron Company ("Arbitron"). This success, along with awards from organizations such as the National Association of Broadcasters and Billboard and Rolling Stone magazines, has come primarily as a result of the Company's ability to attract and retain an experienced team of broadcast professionals who have focused on creating innovative programming and developing effective marketing and advertising sales programs. In addition, the Company believes that the location of its Radio Stations in large markets makes it attractive to radio advertisers and that the diversity of its radio markets reduces its dependence on any one economic sector or specific advertiser.

     The Company's overall strategy is to acquire underdeveloped media properties in desirable markets and then to create value for the Company's shareholders by developing those properties to enhance their cash flow. The Company has successfully implemented this strategy with radio broadcasting stations and with city magazines. The Company believes that it will be able to utilize its expertise in broadcast operations, programming and advertising sales in applying this strategy to the Television Stations which, like the radio stations previously acquired by the Company, are underdeveloped properties located in desirable markets, which can benefit from innovative, research-based programming and the Company's experienced management team. Each of the SF TV Stations experienced ratings declines following a change in affiliation to the Fox television network from affiliation with other networks. The Company believes that the ratings and broadcast cash flow of the Television Stations can be improved with a more market-focused, research-based programming approach and other related strategies.

PENDING TRANSACTIONS

     Effective March 30, 1998, the Company entered into a definitive agreement to acquire the SF TV Stations, consisting of WVUE-TV, New Orleans, Louisiana; WALA-TV, Mobile, Alabama; WLUK-TV, Green Bay, Wisconsin; and KHON-TV, Honolulu, Hawaii, for approximately $307 million, with $257 million payable in cash at closing, $25 million payable at closing in either cash or Class A Common Stock at the Company's option, and $25 million with interest at 8% per annum payable one year after closing in either cash or Class A Common Stock at the Company's option (the "SF Acquisition"). The Company currently anticipates that it will pay all of the purchase price in cash.

     Effective March 20, 1998, the Company entered into a definitive agreement to acquire the Wabash Valley TV Stations, consisting of WFTX-TV, Fort Myers, Florida and WTHI-TV, Terre Haute, Indiana, as well as radio stations WTHI-FM, WTHI-AM and WWVR-FM in Terre Haute, Indiana, for approximately $90 million in cash (the "Wabash Valley Acquisition").

     Upon consummation of the purchase of the Television Stations, the Company plans to create a separate television division. The Company has signed a letter of intent with Greg Nathanson, President of Programming and Development at Twentieth Television, to manage the Company's television division.

     On May 15, 1997, the Company entered into an agreement to acquire radio station WQCD-FM in New York City (the "WQCD Acquisition" and, together with the SF Acquisition and the Wabash Valley Acquisition, the "Acquisition Transactions"). Starting in July 1997 and until the purchase of the station is completed, the Company has operated and will continue to operate the station pursuant to a time brokerage agreement under which the Company pays the current owner a monthly fee of approximately $700,000. As a result, the operating results of WQCD-FM are included in the Company's operating results beginning July 1, 1997. Under the acquisition agreement, the current owner had the option to require the Company to purchase the station, which it exercised in December 1997. The current WQCD-FM owner also exercised its right under the acquisition agreement to require the Company to purchase certain TV stations that are to be transferred by the Company to the current WQCD-FM owner in exchange for WQCD-FM. The purchase price for the WQCD Acquisition will be approximately $141 million after adjustments. The Company anticipates that it will complete the acquisition in mid-1998. There can be no assurance, however, with respect to the timing or completion of the WQCD Acquisition, which is subject to certain conditions, including the concurrent acquisition and exchange of the TV stations specified by the current WQCD-FM owner and obtaining the necessary regulatory approvals.

RADIO STATIONS

     The following table sets forth certain information regarding the Radio Stations operated by the Company and their broadcast markets:

                                                                                                 RANKING IN
           STATION               MARKET     STATION      PRIMARY                                   PRIMARY
             AND                RANK BY     AUDIENCE   DEMOGRAPHIC                               DEMOGRAPHIC
           MARKET              REVENUE(1)   SHARE(2)   TARGET AGES            FORMAT              TARGET(3)
           -------             ----------   --------   -----------            ------             -----------
Los Angeles..................       1
     KPWR-FM.................                 4.0         12-24      Dance/Contemporary Hit           1
New York.....................       2
     WQHT-FM.................                 5.5         12-24      Dance/Contemporary Hit           1
     WRKS-FM.................                 4.2         25-54      Classic Soul/Smooth R&B          3
     WQCD-FM(4)..............                 3.2         25-54      Contemporary Jazz               6t
Chicago......................       3
     WKQX-FM.................                 3.0         18-34      New Rock                         4
St Louis.....................      18
     KSHE-FM.................                 5.0         18-34      Album Oriented Rock              4
     WKKX-FM.................                 4.2         18-34      Country                          5
     WALC-FM.................                 2.9         18-44      Modern Adult Contemporary       7t

                                                                                                 RANKING IN
           STATION               MARKET     STATION      PRIMARY                                   PRIMARY
             AND                RANK BY     AUDIENCE   DEMOGRAPHIC                               DEMOGRAPHIC
           MARKET              REVENUE(1)   SHARE(2)   TARGET AGES            FORMAT              TARGET(3)
           -------             ----------   --------   -----------            ------             -----------
Indianapolis.................      30
     WENS-FM.................                 5.5         25-54      Adult Contemporary               4
     WIBC-AM.................                 8.5         35-64      News/Talk                        3
     WNAP-FM.................                 4.7         25-54      Classic Rock                     5
     WTLC-FM.................                 5.5         25-34      Urban Contemporary               2
     WTLC-AM.................                 1.2         25-54      Solid Gold Soul, Gospel         18
                                                                     and Talk

-------------------------

(1) "Market Rank by Revenue" is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (1998 ed.). The Company owns a 40% equity interest in the publisher of Duncan's Radio Market Guide.

(2) "Station Audience Share" is from the Winter 1998 Arbitron Survey. The generally accepted method of measuring the relative size of a radio station's audience is by reference to total persons, age 12 and older, Monday -- Sunday, 6 a.m. -- Midnight Average Quarter Hour ("AQH") shares as published by Arbitron. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries returned by selected listeners. A station's AQH share is a percentage computed by dividing the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by the average number of such persons for all stations in the market area. Arbitron compiles ratings data for various demographic groups as well as for total persons age 12 and older.

(3) "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market and is based on the station's AQH share in the primary demographic target according to the Winter 1998 Arbitron Survey. A "t" indicates the station tied with another station for the stated ranking.

(4) This station is currently being operated by the Company under a time brokerage agreement pending its purchase by the Company.

TELEVISION STATIONS

     The following table sets forth certain information regarding the SF TV Stations and the markets in which they operate:

                                                                              NUMBER OF               STATION     LICENSE
TELEVISION        METROPOLITAN         AFFILIATION/   HOUSEHOLDS     DMA       STATIONS     STATION   AUDIENCE   EXPIRATION
 STATION          AREA SERVED            CHANNEL      IN DMA(1)    RANK(1)   IN MARKET(2)   RANK(3)   SHARE(4)      DATE
----------        ------------         ------------   ----------   -------   ------------   -------   --------   ----------
WVUE-TV     New Orleans, LA             Fox/8          623,000       41           6            4          8        6/1/05
WALA-TV     Mobile, AL-Pensacola, FL    Fox/10         450,000       62           5            3         10        4/1/05
WLUK-TV(5)  Green Bay, WI               Fox/11         381,000       70           5            4          9       12/1/05
KHON-TV(5)  Honolulu, HI                Fox/2          380,000       71           6            2         15        2/1/99

-------------------------
(1) Estimated by the A. C. Nielsen Company ("Nielsen") as of January 1998. Rankings are based on the relative size of a station's market among the 211 generally recognized Designated Market Areas ("DMAs"), as defined by Nielsen.

(2) Represents the number of television stations ("Reportable Stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 9:00 a.m. to midnight time period.

(3) Reflects the station's rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during February 1998.

(4) Reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

(5) As part of the SF Acquisition, the Company will also acquire KAII-TV and KHAW-TV, which operate as satellite stations of KHON-TV and primarily re-broadcast the signal of KHON-TV. The stations are considered one station for FCC multiple ownership purposes. Low power television translators W40AN and K55D2 retransmit stations WLUK-TV and KHON-TV, respectively.

     The following table sets forth certain information regarding the Wabash Valley TV Stations and the markets in which they operate:

                                                      HOUSEHOLDS              NUMBER OF               STATION     LICENSE
     TELEVISION         METROPOLITAN    AFFILIATION/    IN DMA       DMA       STATIONS     STATION   AUDIENCE   EXPIRATION
       STATION           AREA SERVED      CHANNEL        (1)       BANK(1)   IN MARKET(2)   BANK(3)   SHARE(4)      DATE
     ----------         ------------    ------------  ----------   -------   ------------   -------   --------   ----------
                       Fort Myers,
WFTX-TV                FL.............  Fox/36         320,000        83          5            4          7        2/1/05
                       Terre Haute,
WTHI-TV                IN.............  CBS/10         157,000       140          3            1         29        8/1/05

-------------------------
(1) Estimated by Nielsen as of January 1998. Rankings are based on the relative size of a station's market among the 211 generally recognized DMAs.

(2) Represents the number of television stations designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 9:00 a.m. to midnight time period.

(3) Reflects the station's rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during February 1998.

(4) Reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

     Wabash Valley Radio Stations. The three radio stations included in the Wabash Valley Acquisition are WTHI-FM, WTHI-AM and WWVR-FM in Terre Haute, Indiana. WTHI-FM currently operates in a Country format and was the number one station in the Terre Haute market, according to the Fall 1997

Ratings published by Arbitron (the "Fall 1997 Arbitron Survey"), which is the most recent ratings information available for this market. WTHI-AM currently operates in a Talk format and was tied for the number eight station overall in the Terre Haute market according to the Fall 1997 Arbitron Survey. The combined broadcast cash flow for WTHI-FM and WTHI-AM was approximately $555,000 in 1997. WWVR-FM (which is now in the process of being acquired by the seller under the Wabash Valley Acquisition agreement) currently operates in a Religious format and was the number seven station overall in the Terre Haute market according to the Fall 1997 Arbitron Survey. The Company does not expect WWVR-FM to have a material effect on the Company's broadcast cash flow or net income in the near term. The Company's ownership of these Terre Haute radio stations together with television station WTHI-TV, will require a waiver of the FCC's multiple ownership rules. The Company has applied for the waiver, but if not granted by the FCC, the Company may be required to divest its ownership of one or more of the Terre Haute radio stations. Terre Haute ranks 172nd by radio advertising revenue according to Duncan's Radio Market Guide (1998 ed.).

BUSINESS STRATEGY

     The Company is committed to maintaining its leadership positions in broadcasting, enhancing the performance of its broadcast properties, and distinguishing itself through the quality of its operations. The Company intends to selectively grow through acquisition. The Company has a successful track record of acquiring underperforming radio stations in attractive markets and improving their ratings, revenues and broadcast cash flow by utilizing its programming and marketing skills. The Company believes that its strategy of acquiring underperforming radio broadcast properties and improving their operational and financial performance is also applicable to television broadcast properties.

     RADIO BROADCASTING STRATEGY. The key components of the Company's radio broadcasting strategy include the following:

     Pursuit of Strategic Acquisitions. The Company believes that continued consolidation in the broadcasting industry will result in attractive acquisition opportunities as the number of potential buyers for radio assets declines. The Company also expects additional stations to become available as larger consolidators either sell broadcasting assets or are not able to bid for properties due to in-market ownership limitations. The Company will consider acquisitions of individual radio stations or groups of radio stations in new markets where it expects that it can ultimately achieve a leadership position. In addition, the Company intends to pursue acquisitions of radio stations in those of its current markets where it believes increases in broadcast cash flow are attainable. Generally, the Company has targeted markets that feature both large revenue pools and a relatively small number of stations with competitive signals, a combination which allows the Company greater operating leverage to achieve high margins. The Company believes that historically under-serviced markets, such as the Indianapolis radio market, provide vehicles for the Company's sustained future growth. In analyzing potential acquisitions in new markets, the Company generally considers (i) the amount of money generated through radio advertising each year in the relevant market and the growth rate for this pool of revenue, (ii) the number of competitive stations in the market, including whether there is a niche or whether one of the competitors has a perceived vulnerability, (iii) whether the station proposed to be acquired has a competitive signal, (iv) whether value can be achieved through ownership of multiple stations in that market, and (v) the minimum level of performance which can be expected from the station under the Company's management.

     Strategic Grouping of Stations. Emmis organizes its operations within each market to optimize operational performance and best position the properties within that market to establish and maintain leadership positions. Management concentrates on providing a focused programming format tailored to its advertisers and the audiences they seek. This focus has resulted in Emmis operating more than one radio station in certain markets so that complementary programming formats may be offered to advertisers. In other markets, management considers various opportunities to increase the number of radio stations owned, and will only acquire other radio stations if they are deemed appropriate for Emmis and its goals in that market at that time.

     Innovative Programming. Historically, Emmis has been able to improve the ratings, revenue and cash flow of its developing properties with increased marketing and innovative programming. For example, in New York City Emmis acquired WRKS-FM in 1994, the direct competitor of WQHT-FM, a station it already owned. By changing the format of WRKS-FM to appeal to an older demographic target and refocusing WQHT-FM to target the younger end of the Contemporary Hit spectrum, the Company allowed the stations to complement one another, captured a larger audience share and increased the combined cash flow of the stations by approximately 133% over the three years ended February 28, 1997. The Company expects its acquisition of WQCD-FM to round out this group of stations in New York City by adding a third complementary music format. The Company believes it can achieve similar success with its television properties.

     Focused Marketing Strategy. Emmis designs its local and national sales efforts based on advertiser demand and the competitive formats within each market. Since radio advertising revenues have generally grown at a more rapid rate than total advertising sales, the Company has tailored its programming in each market to appeal to specific demographic groups. For example, in 1984 Emmis took over KPWR-FM in Los Angeles and changed its format from adult contemporary to the nation's first Rhythmic Top 40's station. This format appealed directly to the Latino population (the fastest-growing segment of the population in Los Angeles) and made the station an overnight success. KPWR-FM has been the number one station for 12 to 24 year old listeners for the past 10 years.

     Entrepreneurial Management Approach. Each of the Company's stations is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of their particular market. The Company uses an entrepreneurial management approach involving decentralized station operations by local management which oversees and controls station spending, long-range planning, company policies and resource allocation at its individual station and is rewarded based on that station's performance. In addition, the Company encourages its managers and employees to own a stake in the Company, and over 79% of all full-time employees own Emmis shares (or options to purchase shares), except for full-time employees hired in connection with acquisitions since October 1997. The Company believes that this entrepreneurial management approach has given Emmis a distinctive corporate culture, making it a highly desirable employer in the broadcasting industry and significantly enhancing the Company's ability to attract and retain experienced and highly motivated employees and management.

     TELEVISION BROADCASTING STRATEGY. The key components of the Company's television broadcasting strategy include the following:

     Pursuit of Strategic Acquisitions. The Company believes that attractive acquisition opportunities are becoming increasingly available in the television broadcasting industry, particularly in mid-sized markets. In many cases, such television stations have suffered ratings and revenue declines due to management inattention, improper programming strategies or inadequate sales and marketing efforts. The Company intends to pursue acquisitions of underperforming television stations which offer the potential for significant improvement in ratings and broadcast cash flow from more focused, research-based programming and application of the Company's sales and marketing experience.

     Programming Strategy. Emmis believes that innovative programming and knowledge of local markets are the most important determinants of individual station success. Familiarity with the local market is particularly important to the Fox stations to be acquired by the Company because of the significant programming flexibility resulting from relatively low levels of network-originated programming. While major networks may provide as much as 70% of the total programming aired by their affiliated stations, Fox generally provides closer to 30%. Therefore, in order to develop the Television Stations successfully, the Company has identified television veteran Greg Nathanson to head its television division. Mr. Nathanson has over 30 years of television broadcasting experience and has had extensive independent programming experience as President of Programming and Development for Twentieth Television and President of Fox Television Stations. In addition, the Company expects to conduct specific market research in order to effectively target the local audience.

     Maximize Advertising Inventory Value. Emmis intends to develop complementary programming and organize the programming schedule at its television stations to maximize the value of its advertizing spot inventory by scheduling complementary programming around its most successful programs. For example, the Company intends to leverage the popularity of football programming in a market such as Green Bay or New Orleans by developing and scheduling football-related programming for which higher advertising revenue can be obtained.

     Entrepreneurial Management Approach. The Company intends to extend its successful entrepreneurial management approach to its television stations through decentralized station operations by experienced local managers at each station who understand the programming tastes, demographics and competitive opportunities of their particular market and will be rewarded based on their station's performance. Senior management of the Company will work closely with local station management to implement the Company's programming and marketing strategies and help enhance each station's ratings and broadcast cash flow. The Company will also encourage the managers and employees of its television stations to own a stake in the Company and will include them in its various option, share purchase and other share ownership programs open to its employees generally.

COMMUNITY INVOLVEMENT

     The Company believes that to be successful, it must be integrally involved in the communities it serves. To that end, each of the Company's stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of the Company's marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, The March of Dimes, American Cancer Society, Riley Children's Hospital and research foundations seeking cures for cystic fibrosis, leukemia and AIDS and helping to fight drug abuse.

     In addition to its planned activities, the Company's stations take leadership roles in community responses to natural disasters.

INDUSTRY INVOLVEMENT

     The Company has an active leadership role in a wide range of industry organizations. The Company's senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee and the Arbitron Advisory Council and as founding members of the Radio Operators Caucus. In addition, managers of the Company have been voted Radio President of the Year and General Manager of the Year, and at various times the Company was voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers.

ADVERTISING SALES

     Virtually all of the revenue of a radio or television station is derived from local, regional and national advertising. In the case of television stations, additional revenue is sometimes derived from fees received from the affiliated television networks in exchange for broadcasting network programming and associated network advertising. Advertising rates charged by a station are a function of the station's ability to attract audiences in the demographic groups which advertisers wish to reach, and the number of stations competing in the market area. A station's audience is reflected in rating service surveys of the size of the audience tuned to the station and the time spent listening or viewing.

     The Company's stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station's sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. The Company believes that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue.

     The Company has led the industry in developing "vendor co-op" advertising revenue (i.e., revenue from a manufacturer or distributor which is used to promote its particular goods together with local retail outlets for those goods). Although this source of advertising revenue is common in the newspaper and magazine industry, the Company was among the first radio broadcasters to recognize, and take advantage of, the potential of vendor co-op advertising. The Company's Revenue Development Systems division has established a network of radio stations which share information about sources of vendor co-op revenue. In addition, each of the Company's stations has a salesperson devoted exclusively to the development of cooperative advertising. The Company intends to expand this approach to the Television Stations.

     In the broadcasting industry, stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and in fiscal 1996, 1997 and 1998 sold approximately 95% of its advertising time for cash. In addition, it is the Company's general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

RADIO NETWORKS

     In addition to its other radio broadcasting operations, the Company owns and operates two radio networks. Network Indiana provides news and other programming to nearly 70 affiliated radio stations in Indiana. AgriAmerica network provides farm news, weather information and market analysis to radio stations across Indiana.

PUBLISHING OPERATIONS

     The Company publishes four magazines which were acquired beginning in 1988.

     Indianapolis Monthly. The Company has published Indianapolis Monthly magazine since September 1988. Indianapolis Monthly covers local personalities, homes and lifestyles and currently has a paid monthly circulation of approximately 45,000. Despite a nationwide downturn in the city and regional magazine business, Indianapolis Monthly continues to perform well. The Company believes this is due to a large advertising base and a popular editorial focus. Competition comes from other local publications, although Indianapolis Monthly is now the only general interest magazine focusing on the Indianapolis area.

     Atlanta. The Company acquired and began publishing Atlanta magazine on August 1, 1993. Atlanta covers area personalities, issues and style and currently has a paid monthly circulation of approximately 65,000. The magazine was unprofitable for several years before it was acquired by the Company for a nominal investment. Certain initiatives, including downsizing staff, increasing sales efforts and repositioning editorial focus, have contributed to improving profitability.

     Cincinnati. The Company acquired Cincinnati magazine in October 1997. Cincinnati magazine was founded by the Greater Cincinnati Chamber of Commerce in 1967 and under its most recent owner before the Company grew to a paid monthly circulation of approximately 22,000. The Company has repositioned the editorial product to an up-to-date city/regional magazine covering people and entertainment in Cincinnati, has doubled the existing sales staff and is marketing the newly designed magazine to the Cincinnati area.

     Texas Monthly. The Company acquired Texas Monthly magazine in February 1998. The critically acclaimed magazine, which has received eight National Magazine Awards, has a paid monthly circulation of approximately 300,000 and is believed by the Company to be read by more than 2,436,000 people. It marked its 25th anniversary with the publication of the February 1998 issue, which set a single issue advertising record. The Company plans to increase Texas Monthly's operating efficiencies while leaving the highly regarded editorial product intact.

COMPETITION

     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, magazines, outdoor advertising, transit advertising, compact discs, music videos, the internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market does not generally compete with stations in other market areas. In each of its markets, the

Company's stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors which are material to competitive position include the station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company attempts to improve its competitive position with programming and promotional campaigns aimed at the demographic groups targeted by its stations, and through sales efforts designed to attract advertisers that have done little or no broadcast advertising by emphasizing the effectiveness of radio and television advertising in increasing the advertisers' revenues. Recent changes in the policies and rules of the FCC permit increased joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company believes that each of its stations can compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Although the broadcasting industry is highly competitive, some barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC, and the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the 1996 Act.

     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, audio tapes and compact discs. The Company believes that radio's portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industry.

EMPLOYEES

     As of February 28, 1998 the Company had approximately 663 full-time employees and approximately 237 part-time employees. The Company's on-air employees at its New York and Chicago radio stations, totaling approximately 62 persons, are covered by a union contract with the American Federation of Television and Radio Artists. The Company considers relations with its employees to be excellent.

FEDERAL REGULATION

     Television and radio broadcasting are subject to the jurisdiction and regulation of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act"). Television or radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate television and radio licenses in such manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the location of stations, regulates the apparatus used by stations, and regulates numerous other areas of television and radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

     The Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act, significantly changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. Among other things, the 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized broadcast ownership restructure by eliminating the limits on the ownership of radio stations nationally, easing the national restrictions on TV ownership, relaxing local radio ownership restrictions, and requiring periodic review of other FCC broadcast ownership regulations, including local television ownership restrictions. This new regulatory flexibility has engendered aggressive local, regional, and national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) in many instances has increased sharply the competition for and prices of attractive stations.

     Other legislation has been introduced from time to time which would amend the Communications Act in various respects, and the FCC from time to time considers new regulations or amendments to its existing regulations. The Company cannot predict whether any such legislation will be enacted or new or amended FCC regulations adopted or what their effect would be on the Company.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio and television stations.

     Grants and Renewals of Licenses. Radio and television stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The Company's licenses currently have the following expiration dates, until renewed:

WENS-FM (Indianapolis)....................................    August 1, 2004
WKQX-FM (Chicago).........................................    December 1, 2004
KSHE-FM (St. Louis).......................................    February 1, 2005
KPWR-FM (Los Angeles).....................................    December 1, 1997*
WQHT-FM (New York)........................................    June 1, 1998*
WQCD-FM (New York)........................................    June 1, 1998*
WIBC-AM (Indianapolis)....................................    August 1, 2004
WNAP-FM (Indianapolis)....................................    August 1, 2004
WRKS-FM (New York)........................................    June 1, 1998*
WKKX-FM (St. Louis).......................................    December 1, 2004
WALC-FM (St. Louis).......................................    December 1, 2004
WTLC-AM (Indianapolis)....................................    August 1, 2004
WTLC-FM (Indianapolis)....................................    August 1, 2004
WTHI-AM (Terre Haute).....................................    August 1, 2004
WTHI-AM (Terre Haute).....................................    August 1, 2004
WWVR-FM (Terre Haute).....................................    August 1, 2004
WTHI-TV (Terre Haute).....................................    August 1, 2005
WFTX-TV(Fort Myers).......................................    February 1, 2005
WALA-TV (Mobile)..........................................    April 1, 2005
WVUE-TV (New Orleans).....................................    June 1, 2005
WLUK-TV (Green Bay).......................................    December 1, 2005
KHON-TV (Honolulu)........................................    February 1, 1999
KAII-TV (Maui)............................................    February 1, 1999
KHAW-TV (Hawaii)..........................................    February 1, 1999

-------------------------
* The asterisk denotes a license renewal application pending at the FCC. The Communications Act provides that a broadcast station license with a renewal application pending remains in effect until the FCC acts on the renewal application, notwithstanding the expiration of the stated term.

     Under the Communications Act, at the time an application is filed for renewal for a station license, parties in interest, which may include members of the public in the station's service area, may apprise the FCC of the service the station has provided during the preceding license term and petition the FCC to deny the renewal. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own) that there is a "substantial and material" question whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether renewal should be granted. A competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application or considered by the FCC in deciding whether to grant a renewal application. The 1996 Act modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (i) has served the public interest, convenience and necessity; (ii) has committed no serious violations of the Communications Act or the FCC's rules; and (iii) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application. Only after it has denied the renewal application may the FCC accept other applications to operate the station of the former licensee. Historically, the FCC has renewed most broadcast licenses without a hearing even when petitions to deny have been filed against broadcast license renewal applications.

     On July 1, 1996, the National Rainbow Coalition and Operation Push filed with the FCC a petition to deny renewal of the licenses of WENS-FM, WNAP-FM and WIBC-AM for alleged deficiencies in minority hiring practices. The Company opposed the petition. The Company and the petitioners subsequently entered into an agreement as a result of which the petition was withdrawn. Notwithstanding the withdrawal of the petition and pursuant to its long-time policy, the FCC considered the allegations of the petition. In August 1997, the FCC renewed the license for each station. The FCC determined that neither WENS-FM nor WNAP-FM had violated its minority hiring practice rules. The FCC concluded that WIBC-AM had not maintained complete minority hiring records, imposed a fine of $10,000, and imposed certain annual reporting conditions. The Company has appealed the imposition of the fine.

     In response to recent legislation mandating the use of auctions to award commercial broadcast authorizations, the FCC has initiated a rulemaking proceeding to consider the use of competitive bidding procedures (auctions) to award licenses or construction permits for new broadcast stations to the highest bidder, and may also subject to auction certain other pending and future applications by licensees to improve or otherwise modify their existing facilities, where such applications would be mutually exclusive with other licensees' applications. Pending the adoption of new auction rules, the FCC has imposed a temporary freeze on the filing of applications for new facilities or major modifications to existing facilities.

     Station Classes. The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. AM stations operating on clear channels are classified as follows: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; and Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the immediately contiguous suburban and rural areas. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

     Local Marketing Agreements. Over the past few years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "local marketing agreements" or "time brokerage agreements" (together, "LMAs"). These agreements take various forms. Separately owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintains independent control over the programming and other operations of its own station.

     A radio station that brokers substantial time on another station in its market or engages in an LMA with a radio station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed below. As a result, a radio broadcast station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, on another local radio station that it could not own under the FCC's local multiple ownership rules. Under present rules, time brokerage arrangements among television broadcast stations do not create additional attributable interests. FCC rules also prohibit a radio broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations service substantially the same geographical area, and where the licensee owns those stations or owns one and programs the other through an LMA arrangement. The FCC does not consider LMAs to be contrary to the Communications Act provided that the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

     Joint Sales Agreements. Another example of a cooperative agreement between differently owned radio stations in the same market is a joint sales agreement ("JSA"), whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past the FCC has determined that issues concerning joint advertising sales should be left to antitrust enforcement. Currently JSAs are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rule making, which, if adopted, could require the Company to terminate any JSA it might have with a radio station with which the Company could not have an LMA.

     Ownership Matters. The FCC regulates the common ownership of radio, television, cable television, and daily newspaper properties. The FCC generally applies these limitations to so-called "attributable interests" in these media held by an individual, corporation, partnership or other entity. The holder of an attributable interest is generally treated as if it owned the media property in applying the ownership restrictions. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have a right to vote five percent or more of the corporation's stock are generally treated as attributable, as are positions of an officer or director of a corporate parent of a licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that are insulated from material involvement in the partnership under policies specified by the FCC. Insurance companies, certain regulated investment companies, and bank trust departments holding stock only for investment purposes do not acquire attributable interests unless their ownership exceeds a ten percent direct or indirect voting stock interest in a broadcast licensee, cable television system or daily newspaper. The FCC's rules specify several exceptions to the general principles for attribution. To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. The Company's Amended and Restated Articles of Incorporation and Code of By-Laws authorize the Board of Directors to prohibit any ownership, voting or transfer of its capital stock which would cause the Company to violate the Communications Act or FCC regulations.

     In cases where one person or entity (such as Jeffrey H. Smulyan in the case of the Company) holds more than 50% of the combined voting power of the common stock of a broadcasting company, a minority shareholder of the company generally would not acquire an "attributable" interest in the company. However, any attributable interest by any such substantial shareholder in another broadcast station or other media in a market where such company owns, or seeks to acquire, a station could still be subject to review by the FCC under its "cross-interest" policy, discussed below, and could result in the company's being unable to obtain from the FCC one or more authorizations needed to conduct its broadcast business or being unable to obtain FCC consents for future acquisitions. Furthermore, in the event that a majority shareholder of a company (such as Mr. Smulyan in the case of the Company) were no longer to hold more than 50% of the combined voting power of the common stock of the company, the interests of minority shareholders which had theretofore been nonattributable could become attributable, with the result that any other media interests independently held by such shareholders would have to be considered together with the media interests attributed to them by reason of their interest or position in such company for purposes of determining compliance with FCC ownership rules. In the case of the Company, Mr. Smulyan's level of voting control could decrease to or below 50% as a result of transfers of Common Stock pursuant to agreement or conversion of the Class B Common Stock into Class A Common Stock. In the event of any noncompliance, steps required to achieve compliance could include divestitures by either the shareholder or the affected company. Furthermore, other media interests of shareholders having or acquiring an attributable interest in such a company could result in the company's being unable to obtain from the FCC one or more authorizations needed to conduct its broadcast station business or being unable to obtain FCC consents for future acquisitions. Conversely, a company's media interests could operate to restrict other media investments by shareholders having or acquiring an interest in the Company.

     In determining whether the Company is in compliance with the FCC multiple ownership and cross-ownership limits, the FCC will consider both whether the Company's own media holdings comport with the applicable ownership rules and whether media interests independently held by the Company's officers, directors and attributable stockholders would, combined with the interests of the Company attributable to them, place any of them in violation of the FCC's ownership rules. Accordingly, any attributable broadcast or other regulated media interests independently held by the Company's officers and directors also may limit the number of radio or television stations or other media properties the Company may acquire or own.

     The 1996 Act eliminated restrictions on the number of radio stations that may be owned by one entity nationwide, and relaxed the ceilings for local radio ownership. Under the 1996 Act, with limited exceptions, the number of radio stations that may be owned by one entity in a given radio market is dependent on the number of commercial stations in the "market" that includes the station. For this purpose, the FCC defines "market" based upon the principal community service contours of the stations to be commonly owned. As a result, determining the number of radio broadcast stations in a "market" generally requires an engineering analysis. If the market has 45 or more stations, one entity may own not more than eight stations, of which not more than five may be in one service (AM or FM); if the market has between 30 and 44 stations, one entity may not own more than seven stations, of which not more than four may be in one service; if the market has between 15 and 29 stations, a single entity may own not more than six stations, of which not more than four may be in one service; and if the market has fourteen or fewer stations, one entity may own not more than five stations, of which not more than three may be in one service, except that in such a market one entity may not own more than fifty percent of the stations in the market. Each of the five markets in which the Company's Radio Stations are located has at least 15 commercial radio stations.

     For purposes of the local radio ownership rules, a radio broadcast licensee also is considered to have an attributable interest in another radio broadcast station in the same market if the first station provides the programming for more than 15% of the broadcast time, on a weekly basis, of a second station. As a result, if a combination of radio broadcast stations may not be commonly owned under FCC rules, they may not enter into such programming arrangements. At present, the FCC's one-to-a-market and cross-ownership rules do not apply to LMAs, and LMA arrangements in television do not create attributable interests. As part of its attribution rulemaking, however, the FCC has proposed to treat LMA arrangements as creating attributable ownership interests under additional rule provisions. If such a rule were adopted, the Company could not provide programming to a radio station pursuant to an LMA if the Company or an individual or an entity holding an attributable ownership interest in the Company already owns a television station or a daily newspaper in the same market.

     The FCC's rules also impose limits on the number of television broadcast stations that an entity may own nationally. No single entity or person may hold attributable interests in television stations that, in the aggregate, would serve more than 35% of the nation's television households. In addition, the FCC, under its so-called "duopoly" rule for television prohibits a person or entity from holding an attributable interest in televisions stations with overlapping Grade B contours, a standard that prohibits ownership of more than one television station in a local market. The Grade B contour is a predicted signal strength contour that generally approximates the area within which a viewer can receive off-the-air a signal adequate for normal viewing. The FCC is now considering whether to change the rule, and the FCC has granted waivers contingent on the outcome of the rulemaking proceeding to permit greater overlap than the present rule otherwise would permit. The FCC's rules also provide for waivers of the television duopoly rules in certain circumstances for so-called "satellite" stations that rebroadcast a primary television station. In connection with the consideration of the application for approval of the SF Acquisition, the FCC must make a specific finding that continued operation of KAII-TV and KHAW-TV as satellite stations of KHON-TV would serve the public interest. The Company believes that the FCC will make such a finding. However, in the event that the FCC were not to make such a finding, the Company's ability to obtain FCC approval to acquire KAII-TV could be adversely affected because of signal overlap with KHON-TV.

     The FCC's cross-ownership rules prohibit the common ownership of attributable interests in certain combinations of media outlets serving the same geographic area. Under these rules, a single entity may not have an attributable interest in any of the following combinations, absent a waiver or other exception: (i) both a radio station and a television station that serve specified overlapping areas under the FCC's so-called "one-to-a-market" rule;
(ii) a daily newspaper and either a radio station or a television station that serve specified overlapping areas; (iii) a television station and a cable television system that serve specified overlapping areas. Although the 1996 Act deleted the statutory prohibition on a single entity owning both a television station and a cable television system in the same market, it did not require the FCC to change its rule that imposes this restriction. In March 1998, the FCC initiated a rulemaking proceeding to determine whether the cable television/broadcast cross-ownership ban is necessary or should be eliminated. The 1996 Act directed the FCC to apply a liberal waiver policy to permit common ownership of a radio station and a television station in any of the nation's 50 largest television markets. Under current policy, the FCC will grant a permanent waiver of the newspaper cross-ownership rule (whether involving radio or television) only in those circumstances where the effects of applying the rule would be "unduly harsh," i.e., the newspaper is unable to sell the commonly owned station or the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and broadcast station. The FCC has pending a notice of inquiry requesting comment on possible changes to its policy for waiving the rule including, among other possible changes: (a) whether waivers should only be available in markets of a particular size; (b) whether any weight should be given to a newspaper's or broadcast station's economic presence or market penetration; and (c) whether there should be limits on the number of broadcast stations or other media outlets that could be co-owned with a newspaper in the same market. The Company has requested a waiver of the one-to-a-market rule to permit its common ownership of WTHI-AM, WTHI-FM, WWVR-FM and WTHI-TV. There is no guarantee that the FCC will waive its rules to permit the Company's common ownership of these stations. If no waiver is granted, the Company will be required to divest itself of the radio stations.

     Cross-Interest Policy. Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under the cross-interest policy, the FCC in certain instances may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules described below, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy.

     Alien Ownership Restrictions. Under the Communications Act, no FCC license may be held by a corporation of which more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Non-U.S. Persons"). Furthermore, the Communications Act provides that no FCC license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Non-U.S. Persons if the FCC finds the public interest will be served by the refusal of such license. The FCC has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The restrictions on alien ownership apply in modified form to other forms of business organization, including partnerships. The Company's Amended and Restated Articles of Incorporation and Code of By-Laws authorize the Board of Directors to prohibit such ownership, voting or transfer of its capital stock as would cause the Company to violate the Communications Act or FCC regulations.

     Transfers of Control. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC policies.

     A transfer of control of a corporation controlling a broadcast license may occur in various ways. For example, a transfer of control occurs if an individual stockholder gains or loses "affirmative" or "negative" control of such corporation through issuance, redemption or conversion of stock. "Affirmative" control would consist of control of more than 50% of such corporation's outstanding voting power and "negative" control would consist of control of exactly 50% of such voting power. To obtain the FCC's prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is considered a "pro forma" application and is not subject to the filing of petitions to deny. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. When a grant is made by FCC's staff acting under delegated authority the full Commission may set aside such grant on its own motion for a period of forty days after public notice of the grant. (FCC rules for computation of time may cause some more variation in the actual time for action and response.) When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

     Under the 1996 Act, the FCC is required to review all of its broadcast ownership rules every other year to determine whether the public interest dictates that such rules be repealed or modified. The FCC recently initiated a biennial review and is considering a number of changes to its rules, including changes to the newspaper cross-ownership rule, the local radio ownership rules, and certain prohibitions on television/cable cross-ownership, as mentioned above. The Company cannot predict the outcome of these proceedings. The adoption of more restrictive ownership limits could adversely affect the Company's ability to make future acquisitions.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970's, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Broadcast of obscene or indecent material is regulated by the FCC as well as by state and federal law. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, and technical operations, including limits on radio frequency radiation. In addition, present FCC rules require licensees to develop and implement affirmative action programs designed to promote equal employment opportunities ("EEO"), and to submit reports to the FCC with respect to these matters on an annual basis and in connection with renewal applications. The United States Court of Appeals for the District of Columbia Circuit recently held that the FCC's equal employment opportunity policies violate the Fifth Amendment. That decision, however, remains subject to appeal.

     There are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations. Rules adopted by the FCC to implement the Children's Television Act of 1990 (the "Children's Television Act") limit the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC's renewal processing guidelines effectively require television stations to broadcast an average of three hours per week of children's educational programming. In addition, the FCC has adopted rules that require television stations to broadcast, over an 8 to 10 year transition period which commenced on January 1, 1998, increasing amounts of closed captioned programming. The closed captioning rules are currently under reconsideration at the FCC.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of "short" (less than the maximum term) license renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Digital Television. The FCC has adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The proposed DTV service is intended to provide higher technical quality of television service and to facilitate to provision of other related digital services and even multi-channel services through use of an over-the-air television channel. In April, 1997, the FCC adopted a table of allotments for DTV that provided eligible existing broadcasters with a second channel on which to provide DTV service during a lengthy transition period.

     On February 23, 1998, in response to numerous petitions for reconsideration, the FCC affirmed, with some modifications, the FCC's April 1997 decisions. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2-51. Ultimately, the FCC plans to recover the channels currently used for analog broadcasting and will decide at a later date the use of the spectrum ultimately recovered. Uses of the DTV channels may include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals, so-called "ancillary services," although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. The FCC has recently instituted a rulemaking proceeding to determine a formula for assessing fees for television broadcasters' use of DTV spectrum to offer ancillary services (i.e., services other than free, over-the-air, advertiser-supported television). The form and amount of these fees may have a significant effect on the profitability of such services.

     Broadcasters will not be required to air "high definition" programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets will be required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 will be required to be on the air with digital signals by November 1, 1999, and the remaining commercial broadcasters will be required to be on the air with digital signals by May 1, 2002. The cost of conversion to DTV will be high and may require the Company to incur substantial expenses for new equipment and other transition expenses. Furthermore, the Company cannot predict the market response to DTV.

     The FCC has stated that broadcasters will remain public trustees and that it will issue a notice to determine the extent of broadcasters' future public interest obligations. The Company cannot predict the final determination of the FCC regarding broadcasters' future public interest obligations, nor can it judge in advance what impact, if any, the implementation of these changes might have on business.

     Must-Carry Provisions. The mandatory signal carriage, or "must carry," provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations within the same television market as the cable system. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors ("MVPDs") from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable systems basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other MVPDs must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

     On March 31, 1997, in a 5-4 decision, the U.S. Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act will remain in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see above) to be broadcast by licensed television stations (including those to be owned by the Company following consummation of the Acquisition Transactions) over the next several years is still a matter to be determined in a rulemaking proceeding that the FCC may initiate later in 1998.

     Political Broadcasting Requirements. During designated pre-election periods -- 45 days before a primary election and 60 days before a general or special election -- broadcast stations may not charge legally qualified candidates who "use" station facilities more than the Lowest Unit Charge for the same class and amount of time for the same time period as its most favored commercial advertisers. In general, if a candidate's identifiable voice or picture appears in a broadcast, the advertisement constitutes a "use," even if the candidate's appearance is limited to giving the sponsorship identification announcement. The FCC requires broadcasters to disclose to candidates complete, detailed information about the rates, discounts and other programming information that are offered to commercial advertisers. In addition, the FCC requires that radio and television broadcasters allow candidates equal opportunity to purchase broadcast time to respond to their election opponents and requires that federal candidates be afforded "reasonable access" to broadcast time. A number of bills have been introduced into the U.S. House of Representatives and the U.S. Senate regarding political advertising. At least one of these bills would require broadcast stations to provide free advertising time to political candidates. The Company cannot predict whether Congress will pass such legislation and what, if any, effect such legislation might have on the Company's broadcasting operations.

     Recent Developments and Proposed Changes. The FCC in March 1992 initiated an inquiry and rulemaking proceeding in which it solicited comment on whether it should alter its ownership attribution rules, and initiated a further rulemaking proceeding in December 1994 to solicit additional public comment on amending those rules. Among the issues being explored in the proceeding are: (a) whether the FCC should raise the benchmarks for determining voting stock interests to be "attributable" from 5% to 10% for those stockholders other than passive institutional investors, and from 10% to 20% for passive institutional investors; (b) whether to consider non-voting stock interests to be attributable under the multiple ownership rules (at present such interests are not attributable); (c) whether to consider generally attributable voting stock interests which account for a minority of the issued and outstanding shares of voting stock of a corporate licensee, where the majority of the corporation's voting stock is held by a single stockholder; (d) whether to relax, for attribution purposes, the FCC's insulation standards for business development companies and other widely-held limited partnerships; (e) whether to adopt an equity threshold for non-insulated limited partnerships below which a limited partner would not be considered to have an attributable interest in the partnership, regardless of that partner's non-insulation from day-to-day management and operations of the media enterprises of the partnership; (f) how to treat limited liability companies and other new business forms for purposes of the FCC's attribution rules; (g) the impact of limited liability companies on broadcast ownership opportunities for women and minorities; and (h) whether to adopt a new attribution policy under which the FCC would scrutinize multiple "cross-interests" or other significant business relationships, which are held in combination among ostensibly arm's-length competing broadcasters in the same market, to determine whether the combined interests, which individually would not raise concerns as to potential diminution of competition and diversity of viewpoints, would nonetheless raise such concerns in light of the totality of the relationships among the parties (including, e.g., LMAs, JSAs, debt relationships, holdings of non-attributable interests, or other relationships among competing broadcasters in the same market).

     In November 1996, the FCC issued a second further notice of proposed rulemaking in which, in addition to the attribution proposals outlined above, it requested comment on whether the FCC should modify its attribution rules by, among other changes: (a) attributing ownership in situations where an entity (i) holds a non-attributable equity or debt interest in a broadcast licensee that exceeds a minimum threshold and (ii) either supplies programming to the licensee or owns a daily newspaper, cable system or broadcast station in the same market as the licensee ("Equity/Debt Plus Rule"); (b) the attribution of interests in LMAs between television stations in the same market; and (c) the attribution of interests in JSAs, under which a third party purchases the right to sell a licensee's commercial time inventory, but the owner of the license continues to program its station. With respect to application of the Equity/Debt Plus Rule, if adopted, the Commission may grandfather equity/debt plus relationships that were in existence as of December 15, 1994, or require parties to terminate such relationships within a short period of time following the rule's adoption. The Company cannot predict when or whether any of these attribution proposals will ultimately be adopted by the FCC.

     In April 1997, the FCC adopted rules authorizing delivery of digital audio radio service on a nationwide basis by satellite ("satellite DARS" or "SDARS"); at the same time, the FCC requested comment on a proposal to permit SDARS to be supplemented by terrestrial transmitters designed to fill "gaps" in satellite coverage. The FCC has awarded two nationwide licenses for SDARS. It is anticipated that SDARS, when implemented, will be capable of delivering multiple channels of compact-disc quality sound which will be receivable through the use of special receiving antennas. There is ongoing research exploring the feasibility of additional delivery of digital audio broadcasting ("DAB") on a local basis by terrestrial stations utilizing either existing broadcasting frequencies or other frequencies.

     In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band prior to the FCC's cut-off date, subject to the requirement that such licensees apply to the FCC to implement operations on their expanded band frequencies. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. The delivery of information through the Internet also could create a new form of competition.

     In March, 1998, pursuant to various public proposals, the FCC sought comment on whether it should institute a proceeding to establish a "microradio" service. The service, as proposed, would consist of several classes of low power radio stations licensed by the Commission, with licenses available to small companies or individuals. The Company cannot predict at this time the outcome of this proceeding, or what effect establishing a "microradio" service would have on the Company's radio stations.

     On March 13, 1998, the FCC approved a television programming rating system developed by the television industry which will allow parents to "black-out" programs that contain material they consider inappropriate for children. On March 13, 1998, the FCC also adopted technical requirements for the implementation of so-called "v-chip technology" which will enable parents to program television sets so that certain programming will be inaccessible to children.

     The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers equipment with 18-inch receiving dishes and decoders. Currently, several entities provide DBS service to consumers throughout the country. Other DBS operators hold licenses, but have not yet commenced service. Generally, the signals of local television broadcast stations are not carried on DBS systems.

     The radio and television broadcasting industries historically have grown despite the introduction of new technologies for the delivery of entertainment and information, such as cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio and television broadcasting industries. The Company cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies; proposals to increase the benchmarks or thresholds for attributing ownership interests in broadcast media; proposals to change rules relating to political broadcasting, including the reinstatement of the so-called "fairness doctrine"; technical and frequency allocation matters; AM stereo broadcasting; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages on radio; changes in the FCC's alien ownership, cross-interest, multiple ownership and cross-ownership policies; proposals to reimpose holding periods for licenses; changes to broadcast technical requirements, including those relative to the implementation of DAB, SDARS, and AM stereo broadcasting; proposals to permit expanded use of FM translator stations; proposals to tighten safety guidelines relating to radio frequency radiation exposure; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals without such bidding.

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

                                                     YEAR PLACED    OWNED OR    EXPIRATION DATE
                     PROPERTY                        IN SERVICE      LEASED        OF LEASE
                     --------                        -----------    --------    ---------------
WENS-FM/WNAP-FM/Corporate Headquarters.............     1990         Leased      February 2000(1)(4)
Indianapolis Monthly
950 North Meridian Street
Indianapolis, Indiana
WENS-FM Tower......................................     1985          Owned                 --
WNAP-FM Tower......................................     1981          Owned                 --

                                                     YEAR PLACED    OWNED OR    EXPIRATION DATE
                     PROPERTY                        IN SERVICE      LEASED        OF LEASE
                     --------                        -----------    --------    ---------------
KSHE-FM............................................     1986         Leased     September 2007
700 St. Louis Union Station........................     1984         Leased           May 2000(1)
St. Louis, Missouri
KSHE-FM Tower
KPWR-FM............................................     1988         Leased      February 2003(2)
2600 West Olive
Burbank, California
KPWR-FM Tower......................................     1993         Leased         March 2003(3)
WQHT-FM/WRKS-FM/WQCD-FM............................     1988         Leased         June, 2012(2)
395 Hudson Street
New York, New York
WQHT-FM Tower......................................     1988         Leased         April 1996(5)
WRKS-FM Tower......................................     1984         Leased      November 2005
WQCD-FM Tower......................................     1992         Leased           May 2007
WKQX-FM............................................     1988         Leased          July 1999
Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower......................................     1988         Leased     September 1999(2)
Atlanta Magazine Office............................     1997         Leased          July 2003(2)
1360 Peachtree Street
Atlanta, Georgia
WIBC-AM............................................     1983         Leased      November 1998(1)
9292 North Meridian Street
Indianapolis, Indiana
WIBC-AM Tower......................................     1966          Owned                 --
WKKX-FM/WALC-FM....................................     1996         Leased     September 2007
800 St. Louis Union Station
St. Louis, Missouri
WKKX-FM Tower......................................     1989         Leased     September 2009
WALC-FM Tower......................................     1988          Owned                 --
WTLC-FM/WTLC-FM....................................     1975          Owned                 --
2126 North Meridian Street
Indianapolis, Indiana
WTLC-FM Tower......................................     1988         Leased      December 2000
WTLC-AM Tower......................................     1981         Leased           May 2021

-------------------------
(1) The lease provides for two renewal options of five years each following the expiration date.

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

                   QUARTER ENDED                       HIGH         LOW
                   -------------                       ----         ---
May 1996...........................................    46.75       35.00
August 1996........................................    52.50       41.25
November 1996......................................    53.50       31.75
February 1997......................................    39.50       30.00
May 1997...........................................    39.25       33.75
August 1997........................................    49.75       36.50
November 1997......................................    47.88       43.25
February 1998......................................    49.50       44.00

     At April 22, 1998, there were approximately 397 record holders of the Class A Common Stock, and there was one holder of the Company's Class B Common Stock.

     The Company intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                          YEAR ENDED FEBRUARY (29) 28,
                                          ------------------------------------------------------------
                                            1994        1995         1996         1997         1998
                                            ----        ----         ----         ----         ----
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net broadcasting revenues...............   $50,311      $66,815      $99,830     $103,292     $125,855
Broadcasting operating expenses.........    29,368       38,794       53,948       52,839       67,646
Publication and other revenue, net of
  operating expenses....................       657          593          896          834        1,204
International business development
  expense...............................        --          313        1,264        1,164          999
Corporate expense.......................     2,766        3,700        4,419        5,929        6,846
Time brokerage fee......................        --           --           --           --        5,667
Depreciation and amortization...........     2,812        3,827        5,677        5,481        7,536
Noncash compensation....................     1,724          600        3,667        3,465        4,882
Operating income........................    14,298       20,174       31,751       35,248       33,483
Interest expense........................    13,588        7,849       13,540        9,633       13,772
Loss on donation of radio station.......        --           --           --           --        4,883
Other income (expense), net.............      (367)        (170)        (303)         325            6
Income before income taxes and
  extraordinary item....................       343       12,155       17,908       25,940       14,884
Income (loss) before extraordinary
  item..................................      (957)       7,627       10,308       15,440        8,984
Net income (loss).......................    (4,365)       7,627       10,308       15,440        8,984
Net income (loss) available to common
  shareholders..........................    (5,853)       7,627       10,308       15,440        8,984
Basic net income per share..............                  $0.72        $0.96        $1.41        $0.82
Weighted average common shares
  outstanding...........................             10,557,328   10,690,677   10,942,996   10,903,333
OTHER DATA:
Broadcast cash flow.....................   $20,943      $28,021      $45,882     $ 50,453     $ 58,209
Operating cash flow.....................    18,836       24,601       41,095       44,194       51,568
Capital expenditures....................       659        1,081        1,396        7,559       16,991
                                                               FEBRUARY (29) 28,
                                          ------------------------------------------------------------
                                            1994        1995         1996         1997         1998
                                          --------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash....................................  $  1,607     $  3,205     $  1,218     $  1,191     $  5,785
Working capital.........................     6,210       10,088       14,761       15,463       23,083
Net intangible assets...................    30,751      139,729      135,830      131,743      234,558
Total assets............................    57,849      183,441      176,566      189,716      333,388
Total debt..............................    92,345      152,322      124,257      115,172      231,422
Redeemable preferred stock..............    11,250           --           --           --           --
Shareholders' equity (deficit)..........   (54,229)      (2,661)      13,884       34,422       45,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The performance of a broadcast group, such as Emmis, is customarily measured by the ability of its stations to generate broadcast cash flow. Broadcast cash flow is not a measure of liquidity or of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not as a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles.

     The Company believes that broadcast cash flow is useful because it is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting companies. Moreover, broadcast cash flow is not a standardized measure and may be calculated in a number of ways. Emmis defines broadcast cash flow as advertising revenues net of agency commissions and broadcast operating expenses. The primary source of advertising revenues is the sale of advertising time to local and national advertisers. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs.

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

SIGNIFICANT EVENTS

     Effective March 30, 1998, the Company entered into an agreement to purchase substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for approximately $307 million. The purchase price will be paid a portion in cash ($257 million), either issuance of shares of Emmis' Class A Common Stock or cash, at Emmis' option ($25 million), and a promissory note ($25 million) bearing interest at 8%, with principal and interest due on the first anniversary of the closing date which, at Emmis' option, may be paid with an equivalent amount of Emmis' Class A Common Stock. In accordance with the asset purchase agreement, Emmis made a $25 million escrow payment. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

     Effective March 20, 1998, the Company entered into an agreement to purchase the majority of the assets of Wabash Valley Broadcasting Corporation, (the "Wabash Valley Acquisition") for approximately $90 million in cash. The acquisition consists of WTHI-TV, a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area, and WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida.

     The Wabash Valley and SF Acquisitions (collectively the "TV Acquisitions") are awaiting approval by the FCC. The Company will account for the TV Acquisitions under the purchase method of accounting.

     On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37.4 million in cash (the "Mediatex Acquisition"). Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through additional bank borrowings.

     On November 1, 1997, the Company acquired substantially all of the net assets of Cincinnati Magazine from CM Media, Inc. for approximately $2.0 million in cash (the "Cincinnati Acquisition"). Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     On November 1, 1997, the Company completed its acquisition of substantially all of the assets of WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15.3 million in cash (the

"Indianapolis Acquisition"). Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     Emmis owns a 54% interest in a Hungarian subsidiary (Radio Hungaria Rt., d/b/a Slager Radio) which was formed in August 1997. In November 1997, Slager Radio acquired a radio broadcasting license from the Hungarian government at a cost of approximately $19.2 million, of which a cash payment of $7.3 million had been made as of February 28, 1998. The broadcast license has an initial term of seven years and is subject to renewal for an additional five years. Slager Radio began broadcasting on February 16, 1998. Slager Radio's operating results included in Emmis' results of operations for the year ended February 28, 1998 were not material.

     On October 1, 1997, the Company acquired the assets of Network Indiana and AgriAmerica from Wabash Valley Broadcasting Corporation for $.7 million in cash (the "Network Acquisition"). Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     On May 15, 1997, the Company entered into an agreement to purchase radio station WQCD-FM in New York City. The purchase price, after adjustments, is expected to be approximately $141 million. As part of the transaction therewith, the Company issued an irrevocable letter of credit, to the current owner, totaling $50 million as security for the Company's obligation under this agreement. The acquisition will be financed through additional bank borrowings and will be accounted for as a purchase upon closing. The acquisition is currently awaiting FCC approval. The TV Acquisitions and the acquisition of WQCD-FM are herein referred to as the Pending Acquisitions.

     In connection with the agreement to acquire WQCD-FM, the Company entered into a time brokerage agreement which permitted Emmis to begin operating the station effective July 1, 1997 (herein referred to as the "Operation of WQCD-FM"). This agreement expires upon the closing of the sale of the station to the Company. In consideration for the time brokerage agreement, the Company pays a monthly fee of approximately $700,000. Operating results of WQCD-FM are reflected in the consolidated statement of operations for the period from July 1, 1997 through February 28, 1998.

     On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WALC-FM (formerly WKBQ-FM), WALC-AM (formerly WKBQ-AM) and WKKX-FM in St. Louis (the "St. Louis Acquisition") from Zimco, Inc. for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc., over a period of years. The purchase price was financed through additional bank borrowings and the acquisition was accounted for as a purchase. In February 1998, the Company donated radio station WALC-AM in St. Louis to Northside Seventh Day Adventist Church near St. Louis. The $4.8 million net book value of the station at the time of donation was recognized as a loss on donation of radio station.

IMPACT OF THE YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Company is assessing the internal readiness of its computer systems and the readiness of third parties which interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.

RESULTS OF OPERATIONS

     YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997. Net broadcasting revenues for the year ended February 28, 1998 were $125.9 million compared to $103.3 million for the same period of the prior year, an increase of $22.6 million or 21.8%. This increase was principally due to the St. Louis Acquisition, the Operation of WQCD-FM, and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, net broadcasting revenues would have increased $8.5 million or 6.7% for the year. For purposes herein, pro forma information assumes the Mediatex, Indianapolis, and St. Louis Acquisitions and the Operation of WQCD-FM were effective on the first day of the year ended February 28, 1997.

     Broadcasting operating expenses for the year ended February 28, 1998 were $67.6 million compared to $52.8 million for the same period of the prior year, an increase of $14.8 million or 28.0%. This increase was principally attributable to the St. Louis Acquisition, the Operation of WQCD-FM and increased promotional spending at the Company's broadcasting properties. On a pro forma basis, broadcasting operating expenses would have increased $4.9 million or 7.2% for the year.

     Broadcast cash flow for the year ended February 28, 1998 was $58.2 million compared to $50.4 million for the same period of the prior year, an increase of $7.8 million or 15.4%. This increase was due to increased net broadcasting revenues partially offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, broadcast cash flow would have increased $3.6 million or 6.2% for the year.

     Corporate expenses for the year ended February 28, 1998 were $6.8 million compared to $5.9 million for the same period of the prior year, an increase of $.9 million or 15.5%. This increase was primarily due to increased travel expenses and other expenses related to potential acquisitions that were not finalized and increased professional fees.

     Operating cash flow consists of operating income, excluding the time brokerage fee, noncash compensation and depreciation and amortization. Operating cash flow for the year ended February 28, 1998 was $51.6 million compared to $44.2 million for the same period of the prior year, an increase of $7.4 million or 16.7%. This increase was principally due to the increase in broadcast cash flow partially offset by an increase in corporate expenses. On a pro forma basis, operating cash flow would have increased $4.0 million or 7.5% for the year.

     Interest expense was $13.8 million for the year ended February 28, 1998 compared to $9.6 million for the same period of the prior year, an increase of $4.2 million or 43.0%. This increase reflected higher outstanding debt due to the St. Louis Acquisition and the write-off of deferred financing costs associated with refinancing of the Company's bank debt, offset by voluntary repayments made thereunder and a rate decrease associated with the refinancing. On a pro forma basis, interest expense would have increased $.8 million or 4.6% for the year.

     Publication and other revenues net of operating expenses for the year ended February 28, 1998 were $1.2 million compared to $.8 million for same period of the prior year, an increase of $.4 million or 44.4%. This increase was due to the Mediatex Acquisition and increased tower rental revenue offset by an increase in operating expenses at Atlanta magazine. On a pro forma basis, publication and other revenues would have increased $1.1 million or 43.2%.

     Depreciation and amortization expense for the year ended February 28, 1998 was $7.5 million compared to $5.5 million for the same period of the prior year, an increase of $2.0 million or 37.5%. This increase was primarily due to the Mediatex, Indianapolis, and St. Louis Acquisitions. On a pro forma basis, depreciation and amortization expense would have increased $.1 million or .9%.

     Noncash compensation expense for year ended February 28, 1998 was $4.9 million compared to $3.5 million for the same period of the prior year, an increase of $1.4 million or 40.9%. Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase was due primarily to the increase in stock price from the prior year.

     Accounts receivable at February 28, 1998 were $32.1 million compared to $20.8 million at February 28, 1997, an increase of $11.3 million or 54.2%. This increase in accounts receivable was due primarily to the Mediatex, Cincinnati, Indianapolis, Network, and St. Louis Acquisitions and Operation of WQCD-FM.

     YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996. Net broadcasting revenues for the year ended February 28, 1997 were $103.3 million compared to $99.8 million for the same period of the prior year, an increase of $3.5 million or 3.5%. This increase was due to higher advertising rates at the Company's broadcasting properties.

     Total broadcasting operating expenses for the year ended February 28, 1997 were $52.8 million compared to $53.9 million for the same period of the prior year, a decrease of $1.1 million or 2.1%. This decrease was principally due to decreased promotional spending at the Company's broadcasting properties.

     Publication and other revenues net of operating expenses for the year ended February 28, 1997 were $.8 million compared to $.9 million for same period of the prior year, a decrease of $.1 million or 6.9%. This decrease was principally a result of an increase in operating expenses at Atlanta magazine.

     Corporate expenses for the year ended February 28, 1997 were $5.9 million compared to $4.4 million for the same period of the prior year, an increase of $1.5 million or 34.2%. This increase was primarily due to increased compensation.

     Depreciation and amortization expense for the year ended February 28, 1997 was $5.5 million compared to $5.7 million for the same period of the prior year, a decrease of $.2 million or 3.5%. This decrease was due to fully depreciated assets at the Company's broadcasting properties.

     Noncash compensation expense for the year ended February 28, 1997 was $3.5 million compared to $3.7 million for the same period of the prior year, a decrease of $.2 million or 5.5%. Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This decrease was due primarily to the decrease in stock price from a year ago.

     Interest expense for the fiscal year ended February 28, 1997 was $9.6 million compared to $13.5 million for the same period of the prior year, a decrease of $3.9 million or 28.9%. This decrease reflected lower outstanding debt due to voluntary repayments made under the Company's credit facility.

     Accounts receivable at February 28, 1997, were $20.8 million compared to $19.2 million at February 29, 1996, an increase of $1.6 million or 8.7%. This increase in accounts receivable was due primarily to increases in net broadcasting revenues at the Company's broadcasting properties.

LIQUIDITY AND CAPITAL RESOURCES

     On July 1, 1997, the Company entered into an amended and restated credit facility comprised of a $250 million revolving credit facility, a $100 million term note and a $150 million revolving credit facility/term note, a portion of the proceeds of which were used to fund the Company's acquisitions and escrow payments for Pending Acquisitions. The amended and restated credit facility is available for general corporate purposes and acquisitions. In the fiscal year ended February 28, 1998, the Company made voluntary payments of $24.3 million under its credit facility. As of February 28, 1998, the Company had $235.0 million available for borrowing, under its credit facility. The Company is negotiating and anticipates receiving a commitment from TD Securities (USA) Inc., First Union Capital Markets and BankBoston, N.A. (together with any additional lending institutions which may later provide a portion of the credit, the "Lenders") for a $750 million credit facility (the "New Credit Facility"), which may be increased up to $1.0 billion, with the consent of the Lenders. The New Credit Facility consists of a $150 million senior secured 8-year revolving credit facility, a $250 million senior secured 8-year amortizing term loan, a $250 million 8.5-year amortizing term loan and a $100 million 8-year senior secured acquisition revolving credit/term loan facility. The acquisition facility commitment will terminate and convert to a term loan one year after closing of the New Credit Facility. The New Credit Facility, which is expected to close in mid-1998, will replace the Company's existing $500 million credit facility and will be available for general corporate purposes and acquisitions. Amounts borrowed under the New Credit Facility are expected to bear interest, at the option of the Company, at a rate equal to the London Interbank Offered Rate or a "base rate" equal to the higher of the Federal Funds rate or the prime rate, plus a margin. The lenders' obligation to fund under the New Credit Facility will be subject to various conditions, including completion of an equity offering, completion of loan documentation acceptable to the lenders and other customary conditions for similar lines of credit.

     In the fiscal years ended February 1998, 1997 and 1996, the Company had capital expenditures of $17.0 million, $7.6 million and $1.4 million, respectively. These capital expenditures primarily consisted of progress payments in connection with the Indianapolis office facility project discussed below, leasehold improvements to office and studio facilities in connection with the consolidation of its New York broadcast properties to a single location, and broadcast equipment purchases and tower upgrades, respectively.

     The Company expects that cash flow from operating activities and borrowings available under its credit facility will be sufficient to fund all debt service for debt existing at February 28, 1998, working capital, capital expenditure requirements for the next year, and the acquisition of WQCD-FM. To complete the TV Acquisitions, the Company will increase its bank borrowings or issue equity or debt securities, depending on market conditions and other factors.

     In August 1996, Emmis announced its plan to construct an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $30 million, net of reimbursable construction costs of $2 million. This amount reflects an increase over the original amount due to the Indianapolis and Network Acquisitions, as well as an increase in overall staffing. Certain factors such as additional studio costs related to digital technology and historical landmark requirements may cause the cost of this project to increase. The Company is funding this project through cash flow from operating activities and bank borrowings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Broadcasting Corporation and Subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                   ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
March 31, 1998.

                          CONSOLIDATED BALANCE SHEETS

                                                                     FEBRUARY 28,
                                                                ----------------------
                                                                  1997          1998
                                                                  ----          ----
                                                                (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,191      $  5,785
  Accounts receivable, net of allowance for doubtful
     accounts of $820 and $1,346 at February 28, 1997 and
     1998, respectively.....................................      20,831        32,120
  Prepaid expenses..........................................       2,376         4,900
  Income tax refunds receivable.............................       2,482         4,968
  Other.....................................................       1,867         3,379
                                                                --------      --------
       Total current assets.................................      28,747        51,152
                                                                --------      --------
PROPERTY AND EQUIPMENT:
  Land and buildings........................................       1,009         2,192
  Leasehold improvements....................................       5,509         8,188
  Broadcasting equipment....................................      14,356        18,800
  Furniture and fixtures....................................       7,154        12,144
  Construction in progress..................................       1,363        13,091
                                                                --------      --------
                                                                  29,391        54,415
  Less-Accumulated depreciation and amortization............      16,400        20,969
                                                                --------      --------
       Total property and equipment, net....................      12,991        33,446
                                                                --------      --------
INTANGIBLE ASSETS:
  Broadcast licenses........................................     126,116       195,400
  Trademarks and organization costs.........................       1,073         1,022
  Excess of cost over fair value of net assets of purchased
     businesses.............................................      20,371        53,297
  Other intangibles.........................................       1,277         5,567
                                                                --------      --------
                                                                 148,837       255,286
  Less-Accumulated amortization.............................      17,094        20,728
                                                                --------      --------
       Total intangible assets, net.........................     131,743       234,558
                                                                --------      --------
OTHER ASSETS:
  Deferred debt issuance costs and cost of interest rate cap agreements, net of accumulated amortization of $3,625
     and $692 at February 28, 1997 and 1998, respectively...       1,541         3,806
  Investments...............................................       5,470         5,114
  Deposits and other........................................       9,224         5,312
                                                                --------      --------
       Total other assets, net..............................      16,235        14,232
                                                                --------      --------
       Total assets.........................................    $189,716      $333,388
                                                                ========      ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                     FEBRUARY 28,
                                                                ----------------------
                                                                  1997          1998
                                                                  ----          ----
                                                                (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  2,868      $     51
  Book cash overdraft.......................................       1,942            --
  Accounts payable..........................................       3,687        13,140
  Accrued salaries and commissions..........................       1,561         2,893
  Accrued interest..........................................         174         2,421
  Deferred revenue..........................................       1,593         7,985
  Other.....................................................       1,459         1,579
                                                                --------      --------
       Total current liabilities............................      13,284        28,069
                                                                --------      --------
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     112,304       231,371
OTHER NONCURRENT LIABILITIES................................         436           604
MINORITY INTEREST...........................................          --         1,875
DEFERRED INCOME TAXES.......................................      29,270        26,259
                                                                --------      --------
       Total liabilities....................................     155,294       288,178
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value; authorized
     34,000,000 shares; issued and outstanding 8,410,956
     shares and 8,430,660 shares at February 28, 1997 and
     1998, respectively.....................................          84            84
  Class B common stock, $.01 par value; authorized 6,000,000 shares; issued and outstanding 2,574,470 shares and
     2,560,894 shares at February 28, 1997 and 1998,
     respectively...........................................          26            26
  Additional paid-in capital................................      70,949        72,753
  Accumulated deficit.......................................     (36,637)      (27,653)
                                                                --------      --------
       Total shareholders' equity...........................      34,422        45,210
                                                                --------      --------
       Total liabilities and shareholders' equity...........    $189,716      $333,388
                                                                ========      ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE-YEAR PERIOD ENDED
                                                                      FEBRUARY (29)28,
                                                              ---------------------------------
                                                                1996        1997        1998
                                                                ----        ----        ----
                                                                   (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
GROSS BROADCASTING REVENUES.................................  $117,562    $122,739    $149,406
LESS AGENCY COMMISSIONS.....................................    17,732      19,447      23,551
                                                              --------    --------    --------
NET BROADCASTING REVENUES...................................    99,830     103,292     125,855
  Broadcasting operating expenses...........................    53,948      52,839      67,646
  Publication and other revenue, net of operating
     expenses...............................................       896         834       1,204
  International business development expenses...............     1,264       1,164         999
  Corporate expenses........................................     4,419       5,929       6,846
  Time brokerage fee........................................        --          --       5,667
  Depreciation and amortization.............................     5,677       5,481       7,536
  Noncash compensation......................................     3,667       3,465       4,882
                                                              --------    --------    --------
OPERATING INCOME............................................    31,751      35,248      33,483
                                                              --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (13,540)     (9,633)    (13,772)
  Equity in loss of unconsolidated affiliate................    (3,111)         --          --
  Gain on sale of investment in Talk Radio U.K..............     2,729          --          --
  Loss on donation of radio station.........................        --          --      (4,833)
  Other income, net.........................................        79         325           6
                                                              --------    --------    --------
     Total other income (expense)...........................   (13,843)     (9,308)    (18,599)
                                                              --------    --------    --------
INCOME BEFORE INCOME TAXES..................................    17,908      25,940      14,884
PROVISION FOR INCOME TAXES..................................     7,600      10,500       5,900
                                                              --------    --------    --------
NET INCOME..................................................  $ 10,308    $ 15,440    $  8,984
                                                              ========    ========    ========
  Basic net income per share................................      $.96        $1.41        $.82
                                                              ========    ========    ========
  Diluted net income per share..............................      $.93        $1.37        $.79
                                                              ========    ========    ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE THREE-YEAR PERIOD ENDED FEBRUARY (29)28, 1998

                                 CLASS A                CLASS B
                               COMMON STOCK           COMMON STOCK
                           --------------------   --------------------   ADDITIONAL                 CUMULATIVE       TOTAL
                             SHARES                 SHARES                PAID-IN     ACCUMULATED   TRANSLATION   SHAREHOLDERS
                           OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENTS      EQUITY
                           -----------   ------   -----------   ------   ----------   -----------   -----------   ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, FEBRUARY 28,
  1995...................   7,997,692     $80      2,655,122     $27      $59,552      $(62,385)        $65         $(2,661)
  Issuance of Class A
    Common Stock in
    exchange for Class B
    Common Stock.........      48,790       1        (48,790)     (1)          --            --          --              --
  Exercise of stock
    options and related
    income tax
    benefits.............     198,850       2             --      --        2,633            --          --           2,635
  Compensation related to
    granting of stock and
    stock options........          --      --             --      --        2,917            --          --           2,917
  Issuance of Class A
    Common Stock to
    profit sharing
    plan.................      19,608      --             --      --          750            --          --             750
  Translation
    adjustments..........          --      --             --      --           --            --         (65)            (65)
  Net income.............          --      --             --      --           --        10,308          --          10,308
                            ---------     ---      ---------     ---      -------      --------         ---         -------
BALANCE, FEBRUARY 29,
  1996...................   8,264,940      83      2,606,332      26       65,852       (52,077)         --          13,884
                            ---------     ---      ---------     ---      -------      --------         ---         -------
  Issuance of Class A
    Common Stock in
    exchange for Class B
    Common Stock.........      31,862      --        (31,862)     --           --            --          --              --
  Exercise of stock
    options and related
    income tax
    benefits.............      92,415       1             --      --        1,632            --          --           1,633
  Compensation related to
    granting of stock and
    stock options........          --      --             --      --        2,715            --          --           2,715
  Issuance of Class A
    Common Stock to
    profit sharing
    plan.................      21,739      --             --      --          750            --          --             750
  Net income.............          --      --             --      --           --        15,440          --          15,440
                            ---------     ---      ---------     ---      -------      --------         ---         -------
BALANCE, FEBRUARY 28,
  1997...................   8,410,956      84      2,574,470      26       70,949       (36,637)         --          34,422
                            ---------     ---      ---------     ---      -------      --------         ---         -------
  Issuance of Class A
    Common Stock in
    exchange for Class B
    Common Stock.........      13,576      --        (13,576)     --           --            --          --              --
  Exercise of stock
    options and related
    income tax
    benefits.............     106,305       1             --      --        2,966            --          --           2,967
  Compensation related to
    granting of stock and
    stock options........          --      --             --      --        4,132            --          --           4,132
  Issuance of Class A
    Common Stock to
    profit sharing
    plan.................      15,152      --             --      --          750            --          --             750
  Issuance of Class A
    Common Stock to
    employees and
    officers and related
    income tax
    benefits.............      79,115       1             --      --          954            --          --             955
  Purchase of Class A
    Common Stock.........    (194,444)     (2)            --      --       (6,998)           --          --          (7,000)
  Net income.............          --      --             --      --           --         8,984          --           8,984
                            ---------     ---      ---------     ---      -------      --------         ---         -------
BALANCE, FEBRUARY 28,
  1998...................   8,430,660     $84      2,560,894     $26      $72,753      $(27,653)        $--         $45,210
                            =========     ===      =========     ===      =======      ========         ===         =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE THREE-YEAR PERIOD ENDED
                                                                         FEBRUARY (29)28,
                                                               -------------------------------------
                                                                 1996          1997          1998
                                                                 ----          ----          ----
                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...............................................    $10,308..     $ 15,440      $   8,984
  Adjustments to reconcile net income to net cash provided
     by operating activities--
     Depreciation and amortization of property and
       equipment...........................................       1,636         1,639          2,580
     Amortization of debt issuance costs and cost of
       interest rate cap agreements........................       1,742         1,071          2,183
     Amortization of intangible assets.....................       4,041         3,842          4,956
     Provision for bad debts...............................         834           726            802
     Provision (benefit) for deferred income taxes.........       4,870         1,590         (1,824)
     Gain on sale of TalkRadio UK..........................      (2,729)           --             --
     Compensation related to stock and stock options
       granted.............................................       2,917         2,715          4,132
     Contribution to profit sharing plan paid with common
       stock...............................................         750           750            750
     Equity in loss of unconsolidated affiliate............       3,111            --             --
     Loss on donation of radio station.....................          --            --          4,833
     Other.................................................          --          (195)           357
     (Increase) decrease in certain current assets (net of
       dispositions and acquisitions)--
       Accounts receivable.................................      (3,175)       (2,385)        (8,389)
       Prepaid expenses and other current assets...........        (751)       (3,041)        (4,760)
     Increase (decrease) in certain current liabilities
       (net of dispositions and acquisitions)--
       Accounts payable and book cash overdraft............        (569)        2,757          5,560
       Accrued salaries and commissions....................         830        (1,999)         1,332
       Accrued interest....................................      (1,272)         (146)         2,247
       Deferred revenue....................................        (349)          395            292
       Other current liabilities...........................         390            26            116
     (Increase) decrease in deposits and other assets......        (108)         (898)        (1,832)
     Increase (decrease) in other noncurrent liabilities...         745          (925)           168
                                                               --------      --------      ---------
          Net cash provided by operating activities........      23,221        21,362         22,487
                                                               --------      --------      ---------
INVESTING ACTIVITIES:
  Costs incurred for WRKS-FM Acquisition...................        (131)           --             --
  Acquisition of WALC-FM, WKBQ-AM and WKKX-FM..............          --        (6,600)       (36,964)
  Acquisition of WTLC-FM and WTLC-AM.......................          --            --        (15,336)
  Acquisition of Texas Monthly.............................          --            --        (37,389)
  Acquisition of Cincinnati Magazine.......................          --            --         (1,979)
  Acquisition of Network Indiana and AgriAmerica...........          --            --           (709)
  Purchases of property and equipment......................      (1,396)       (7,559)       (16,991)
  Initial payment for purchase of Hungarian broadcast
     license...............................................          --            --         (7,325)
  Investment in and advances to TalkRadio UK...............        (980)           --             --
  Net proceeds from disposition of investment in TalkRadio
     UK....................................................       2,729            --             --
  Other....................................................          --           240             --
                                                               --------      --------      ---------
          Net cash provided (used) by investing
            activities.....................................         222       (13,919)      (116,693)
                                                               --------      --------      ---------

                                                                  FOR THE THREE-YEAR PERIOD ENDED
                                                                         FEBRUARY (29)28,
                                                               -------------------------------------
                                                                 1996          1997          1998
                                                                 ----          ----          ----
                                                                      (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
  Proceeds of long-term debt...............................      29,518        19,000        288,378
  Payments on long-term debt...............................     (57,583)      (28,102)      (183,928)
  Payment of loan fees.....................................          --            --         (4,291)
  Purchase of the Company's Class A Common Stock...........          --            --         (7,000)
  Proceeds from exercise of stock options and income tax
     benefits of certain equity transactions...............       2,635         1,632          3,922
  Other....................................................          --            --          1,719
                                                               --------      --------      ---------
       Net cash provided (used) by financing activities....     (25,430)       (7,470)        98,800
                                                               --------      --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........      (1,987)          (27)         4,594
CASH AND CASH EQUIVALENTS:
  Beginning of year........................................       3,205         1,218          1,191
                                                               --------      --------      ---------
  End of year..............................................    $  1,218      $  1,191      $   5,785
                                                               ========      ========      =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for--
     Interest..............................................    $ 13,112      $  8,708      $   9,655
     Income taxes..........................................       2,931         9,180          8,419
  Noncash investing and financing transactions --
     Fair value of assets acquired by incurring debt.......          17            17             32
ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
     Fair value of assets acquired.........................          --            --      $  44,564
     Cash paid.............................................          --            --         43,564
                                                                                           ---------
     Liabilities assumed...................................                                $   1,000
ACQUISITION OF TEXAS MONTHLY:
     Fair value of assets acquired.........................          --            --      $  45,421
     Cash paid.............................................          --            --         37,389
                                                                                           ---------
     Liabilities assumed...................................                                $   8,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. ORGANIZATION

     Emmis Broadcasting Corporation owns and operates FM radio stations in Los Angeles, New York City (2 stations owned and operated, 1 station operated), Chicago, St. Louis (3 stations) and Indianapolis (3 stations), two AM radio stations in Indianapolis, and a radio station which broadcasts in Hungary (Slager Radio). Emmis Broadcasting Corporation also publishes Indianapolis Monthly, Texas Monthly, Cincinnati Magazine, and Atlanta magazines, and engages in certain businesses ancillary to its radio businesses, such as advertising, program consulting and broadcast tower leasing.

  B. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Emmis Broadcasting Corporation and its majority owned Subsidiaries. Unless the content otherwise requires, references to Emmis or the Company in these financial statements mean Emmis Broadcasting Corporation and its Subsidiaries. All significant intercompany balances and transactions have been eliminated.

  C. REVENUE RECOGNITION

     Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of issue.

  D. PUBLICATION AND OTHER REVENUE, NET OF OPERATING EXPENSES

     Publication revenue of $9,924,000, $10,428,000 and $14,776,000 for the years ended February 1996, 1997 and 1998, respectively, is reflected net of operating expenses in the consolidated statements of operations. Other revenues of $703,000, $935,000 and $1,142,000 for the years ended February 1996, 1997 and
1998, respectively, are also reflected net of operating expenses in the consolidated statements of operations.

  E. INTERNATIONAL BUSINESS DEVELOPMENT EXPENSES

     International business development expenses includes the cost of the Company's efforts to identify, investigate and develop international broadcast investments or other international business opportunities.

  F. NONCASH COMPENSATION

     Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Pro forma disclosure of net income and earnings per share under SFAS No. 123 is presented in Note 7.

  G. CASH AND CASH EQUIVALENTS

     Emmis considers time deposits, money market fund shares, and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  H. PROPERTY AND EQUIPMENT

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

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Interest is being capitalized in connection with the construction of the Indianapolis office facility (Note 8). The capitalized interest is recorded as part of the building cost, which is currently included in construction in progress, and will be amortized over the building's estimated useful life. In fiscal 1998 approximately $312,000 of interest was capitalized. No interest was capitalized in fiscal 1997 and 1996. On a continuing basis, the Company reviews the financial statement carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations.

  I. INTANGIBLE ASSETS

     Intangible assets are recorded at cost. Generally, broadcast licenses, trademarks and the excess of cost over fair value of net assets of purchased businesses are being amortized using the straight-line method over 40 years. The cost of the broadcast license for Slager Radio (totaling approximately $20.8 million) is being amortized over the seven year initial term of the license. The approximately $32.4 million of excess of cost over fair value of net assets resulting from the purchase of Texas Monthly is being amortized over 15 years. Other intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years.

     On a continuing basis, the Company reviews the financial statement carrying value of these assets for impairment. Specifically, this process includes a comparison of the carrying amounts of the operating units to their estimated fair values, an analysis of estimated future operating cash flows and an evaluation as to whether an operating unit might be sold in the near future. If this process were to result in the conclusion that the carrying value of an intangible asset would not be recovered, a write-down of the operating unit's assets would be recorded through a charge to operations.

  J. INVESTMENTS

     Emmis has a 50% ownership interest in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. This investment is reflected at cost of $5,114,000, which approximates the equity method of accounting.

     On November 7, 1995, Emmis sold its 24.5% interest in TalkRadio UK Limited
(TRUK) for approximately $3.0 million and recorded a gain on sale of approximately $2.7 million.

  K. DEPOSITS AND OTHER ASSETS

     Deposits and other assets includes amounts due from officers, including accrued interest, of $1,570,000 and $1,654,000 at February 28, 1997 and 1998, respectively. Officer loans bear interest at the Company's borrowing rate of approximately 6.625% and 6.60% at February 28, 1997 and 1998, respectively.

  L. DEFERRED REVENUE AND BARTER TRANSACTIONS

     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received.

  M. INCOME TAXES

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

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  N. FOREIGN CURRENCY TRANSLATION

     The functional currency of Slager Radio is the Hungarian forint. Slager Radio's balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the balance sheet date. Slager Radio's results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio's financial statements was not significant for the year ended February 28, 1998.

     The functional currency of TRUK is the pound sterling. The Company's investment in and advances to TRUK have been translated from the pound sterling to the U.S. dollar using current exchange rates in effect at the balance sheet date. The Company's equity in the loss of TRUK has been translated using an average exchange rate for the period. The applicable gains or losses, net of deferred income taxes, resulting from the translation of the Company's investment in and advances to TRUK is shown as cumulative translation adjustments in shareholders' equity. As indicated above, Emmis sold its investment in TRUK on November 7, 1995.

  O. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued. This new statement supersedes APB Opinion No. 15, "Earnings Per Share", and supersedes or amends other related accounting pronouncements. SFAS No. 128 was adopted by the Company effective March 1, 1997 and all prior period earnings per share (EPS) data have been restated. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures like the Company's. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (10,942,996 and 10,903,333 shares for the years ended February 28, 1997 and 1998, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common equivalent shares outstanding for the period, considering the effect of employee stock options, are 11,291,225 and 11,377,765 for the years ended February 28, 1997 and 1998, respectively.

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

  Q. ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. Under this statement, the Company will report in its financial statements, in addition to net income, comprehensive income and its components which includes foreign currency items. The statement must be adopted by the Company in fiscal 1999. Implementation of this disclosure standard will not affect the financial position or results of operations. Management has not yet determined the manner in which comprehensive income will be displayed.

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. This statement, which must be adopted by the Company for the year ended February 28, 1999, establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financial information internally for making decisions and assessing performance. It also requires related disclosures about the source of revenues for each segment, geographic areas, and major customers. Implementation of this disclosure standard will not affect the Company's financial position or results of operations. Management has not yet determined the manner in which segment information will be displayed.

  R. RECLASSIFICATIONS

     Certain reclassifications have been made to the February 28, 1997 financial statements to be consistent with the February 28, 1998 presentation.

2. COMMON STOCK

     Emmis has authorized 34,000,000 shares of Class A Common Stock, par value $.01 per share, and 6,000,000 shares of Class B Common Stock, par value $.01 per share. The rights of these two classes are essentially identical except that each share of Class B Common Stock has 10 votes with respect to substantially all matters. Class B Common Stock is owned by the principal shareholder (Jeffrey
H. Smulyan). All shares of Class B Common Stock convert to Class A Common Stock upon sale or other transfer to a party unaffiliated with the principal shareholder. The financial statements presented reflect the establishment of the two classes of stock.

     In June 1997, Emmis acquired 194,444 shares of its common stock from Morgan Stanley, Dean Witter, Discover and Co. at $36 per share. The aggregate purchase price of $7.0 million is reflected as a decrease to additional paid in capital in the accompanying financial statements and was financed through additional borrowings under the Company's existing Credit Facility.

3. PREFERRED STOCK

     Emmis has authorized 10,000,000 shares of preferred stock which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize. As of February 28, 1997 and 1998, no shares of preferred stock are issued and outstanding.

4. LONG-TERM DEBT

     Long-term debt was comprised of the following at February 28, 1997 and 1998 (dollars in thousands):

                                                                1997       1998
                                                                ----       ----
Credit Facility:
  Revolving Credit Facility.................................  $  6,000   $115,000
  Term Note.................................................    40,000    100,000
  Revolving Credit Facility/Term Note.......................    69,000         --
License Obligation -- Hungary...............................        --     11,800
Bonds Payable...............................................        --      2,996
Notes Payable...............................................        --      1,448
Other.......................................................       172        178
                                                              --------   --------
Total debt..................................................   115,172    231,422
  Less Current Maturities...................................     2,868         51
                                                              --------   --------
                                                              $112,304   $231,371
                                                              ========   ========

     On July 1, 1997, the Company entered into an amended and restated Credit Facility. As a result of the early payoff of the refinanced debt, the Company recorded a loss of approximately $1.3 million, related to unamortized deferred debt issuance costs, which is recorded as interest expense in the accompanying consolidated statement of operations. The amended and restated Credit Facility matures on February 28, 2005

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and is comprised of (1) a $250 million revolving credit facility which is subject to certain adjustments as defined in the credit facility and includes an additional commitment for $100 million which may be requested by Emmis prior to May 31, 1999, (2) a $100 million term note and (3) a $150 million revolving credit facility/term note.

     The amended and restated Credit Facility provides for Letters of Credit to be made available to the Company not to exceed $50 million. The aggregate amount of outstanding Letters of Credit and amounts borrowed under the Revolving Credit Facility cannot exceed the Revolving Credit Facility commitment. At February 28, 1998, a $50 million Letter of Credit was outstanding.

     All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate (5.375% and 5.625% at February 28, 1997 and 1998, respectively) or an alternative base rate (as defined in the Credit Facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies from time to time, depending on Emmis' ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. The interest rate on borrowings outstanding under the Credit Facility at February 28, 1997 and 1998 was approximately 6.625% and 6.60%, respectively. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The Credit Facility requires the Company to maintain interest rate protection agreements through July 2000. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility. The notional amount of the agreements required at February 28, 1998 totaled $109 million. The agreements, which expire at various dates ranging from April 2000 to February 2001, establish various ceilings approximating 8% on the one-month LIBOR interest rate. The cost of these agreements are being amortized over the lives of the agreements and the amortization is included as a component of interest expense.

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

                      SCHEDULED AMORTIZATION/REDUCTION OF
                          CREDIT FACILITY AVAILABILITY
                                 (IN THOUSANDS)

                                                                                       REVOLVING
                                                REVOLVING                           CREDIT FACILITY/
               YEAR ENDED                    CREDIT FACILITY       TERM NOTE           TERM NOTE
             FEBRUARY (29)28                  AMORTIZATION        AMORTIZATION        AMORTIZATION         TOTAL
             ---------------                 ---------------      ------------      ----------------       -----
2001.....................................       $ 37,500            $ 15,000            $ 15,000          $ 67,500
2002.....................................         50,000              20,000              22,500            92,500
2003.....................................         50,000              20,000              22,500            92,500
2004.....................................         50,000              20,000              37,500           107,500
2005.....................................         62,500              25,000              52,500           140,000
                                                --------            --------            --------          --------
Total....................................       $250,000            $100,000            $150,000          $500,000
                                                ========            ========            ========          ========

     Commencing with the fiscal year ending February 28, 2001 and continuing through February 29, 2004, in addition to the scheduled amortization/reduction of the Credit Facility, within 60 days after the end of each fiscal year, the Credit Facility is permanently reduced by 50% of the Company's excess cash flow if the ratio of adjusted debt (as defined in the Credit Facility) to EBITDA exceeds 5 to 1. Excess cash flow is generally defined as EBITDA reduced by cash taxes, capital expenditures, required debt service, increases in working

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

capital (net of cash or cash equivalents), the fixed fees paid under the WQCD-FM time brokerage agreement, and $3,000,000. The net proceeds from any sale of certain assets must also be used to permanently reduce borrowings under the Credit Facility. If the ratio of adjusted debt to EBITDA is less than 5.5 to 1 and certain other conditions are met, the Company will be permitted in certain circumstances to reborrow the amount of the net proceeds within nine months solely for the purpose of funding an acquisition.

     The Credit Facility contains various financial and operating covenants and other restrictions with which Emmis must comply, including, among others, restrictions on additional indebtedness, engaging in businesses other than broadcasting and publishing, paying cash dividends, redeeming or repurchasing capital stock of Emmis and use of borrowings, as well as requirements to maintain certain financial ratios. The Company was in compliance with these covenants at February 28, 1997 and 1998. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions and disposing of certain assets without the prior consent of the lenders, and provides that an event of default will occur if Jeffrey H. Smulyan ceases to maintain (i) a significant equity investment in Emmis (as specified in the Credit Facility),
(ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' subsidiaries, are pledged to secure the Credit Facility.

     The License Obligation -- Hungary is payable, in Hungarian forints, by Emmis' Hungarian subsidiary (see Note 5) to the Hungarian government in four equal annual installments commencing November 2000. The license obligation of $11.8 million, reflected net of unamortized discount of $1.7 million, is non-interest bearing and thus has been discounted at an imputed rate of approximately 3% to reflect the obligation at its fair value. In accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and included in interest expense.

     The Bonds and Notes Payable are payable by Emmis' Hungarian subsidiary to the minority shareholders of the subsidiary. The Bonds are due on maturity at November 2004 and bear interest at the Hungarian State Bill rate plus 3% (approximately 23% at February 28, 1998). Interest is payable semiannually. The Notes Payable and accrued interest are due on demand and bear interest at prime plus 2% (approximately 10.5% at February 28, 1998).

5. ACQUISITIONS

     On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WALC-FM (formerly WKBQ-FM), WKBQ-AM and WKKX-FM in St. Louis from Zimco, Inc. for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1.0 million in trade spots for Zimco, Inc., over a period of years. In accordance with the asset purchase agreement, Emmis made an escrow payment of $6.0 million and paid $600,000 in non-refundable prepayments in December 1996. These payments are reflected in deposits and other assets in the consolidated balance sheet as of February 28, 1997. Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement which permitted Emmis to operate the acquired stations effective December 1, 1996 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations commencing December 1, 1996. The purchase price was financed through additional bank borrowings. The acquisition was accounted for as a purchase. In February 1998, the Company donated WKBQ-AM to a church. The $4.8 million net book value of the station at the time of donation was reflected as a loss on donation of radio station in the accompanying consolidated statement of operations.

     On May 15, 1997, the Company entered into an agreement to purchase radio station WQCD-FM in New York City. The purchase price, after adjustments, is expected to be approximately $141 million. As part of the transaction therewith, the Company issued an irrevocable letter of credit, to the current owner, totaling $50 million as security for the Company's obligations under this agreement. The acquisition will be financed

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

through additional bank borrowings and will be accounted for as a purchase upon closing. The acquisition is currently awaiting FCC approval.

     In connection with the above agreement to acquire WQCD-FM, the Company entered into a time brokerage agreement which permitted Emmis to begin operating the station effective July 1, 1997. This agreement expires upon the closing of the sale of the station to the Company. In consideration for the time brokerage agreement, the Company pays a monthly fee of approximately $700,000. Operating results of WQCD-FM are reflected in the consolidated statement of operations for the period from July 1, 1997 through February 28, 1998.

     On October 1, 1997, the Company acquired the assets of Network Indiana and AgriAmerica from Wabash Valley Broadcast Corporation for $.7 million in cash. Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     On November 1, 1997, the Company completed its acquisition of substantially all of the assets of WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15.3 million in cash. Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     On November 1, 1997, the Company acquired substantially all of the net assets of Cincinnati Magazine from CM Media, Inc. for approximately $2.0 million in cash. Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     Emmis owns a 54% interest in a Hungarian subsidiary (Radio Hungaria Rt., d/b/a Slager Radio) which was formed in August 1997. In November 1997, Slager Radio acquired a radio broadcasting license from the Hungarian government at a cost of approximately $19.2 million, of which a cash payment of $7.3 million had been made as of February 28, 1998. The broadcast license has an initial term of seven years and is subject to renewal for an additional five years. Slager Radio began broadcasting on February 16, 1998. Slager Radio's operating results included in Emmis' results of operations for the year ended February 28, 1998 were not material.

     On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37.4 million in cash. Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through additional bank borrowings.

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     A pro forma condensed consolidated statement of operations is presented below for the years ended February 28, 1997 and 1998, assuming the acquisitions of WALC-FM, WKKX-FM, WTLC-FM and AM, and Texas Monthly and the operation of WQCD-FM, under the Time Brokerage Agreement, all had occurred on the first day of the year ended February 28, 1997. Pro forma results for the year ended February 28, 1997, include pro forma adjustments for March through November, actual revenues and operating expenses from December through February, operating under the time brokerage agreement, and certain pro forma expense adjustments for December through February for the acquisition of WALC-FM and WKKX-FM. In addition, pro forma adjustments for March through February for the operation of WQCD-FM under the time brokerage agreement, and the acquisition of WTLC-FM and AM and Texas Monthly are included in pro forma results for fiscal 1997. Pro forma results for the year ended February 28, 1998, include pro forma adjustments for March and actual results for April through February for the acquisition of WALC-FM and WKKX-FM, pro forma results for March through June and actual results for July through February for the operation of WQCD-FM under the time brokerage agreement, pro forma results for March through October and actual results for November through February for the acquisition of WTLC- FM and AM, and pro forma results for March through January and actual results for February for the acquisition of Texas

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Monthly. Pro forma results for Cincinnati Magazine, Network Indiana and AgriAmerica have been excluded as they are not significant to the consolidated operating results of the Company. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisitions and pro forma time brokerage fees for the operation of WQCD-FM have been included in the pro forma statements presented below (in thousands, except per share data).

                                                                  PRO FORMA
                                                            ----------------------
                                                              1997          1998
                                                              ----          ----
NET BROADCASTING REVENUES...............................    $126,112      $134,603
  Broadcasting operating expenses.......................      67,792        72,646
  Publication and other revenue, net of operating
     expenses...........................................       2,637         3,776
  International business development expenses...........       1,164           999
  Corporate expenses....................................       5,929         6,846
  Depreciation and amortization.........................      11,164        11,267
  Noncash compensation..................................       3,465         4,882
  Time brokerage agreement fees.........................       8,500         8,500
                                                            --------      --------
OPERATING INCOME........................................      30,735        33,239
                                                            --------      --------
OTHER INCOME (EXPENSE):
  Interest expense......................................     (16,713)      (17,485)
  Equity in loss of unconsolidated affiliates...........          --          (357)
  Loss on donation of radio station.....................          --        (4,833)
  Other income (expense), net...........................         333           459
                                                            --------      --------
       Total other income (expense).....................     (16,380)      (22,216)
                                                            --------      --------
INCOME BEFORE INCOME TAXES..............................      14,355        11,023
PROVISION FOR INCOME TAXES..............................       5,740         4,410
                                                            --------      --------
NET INCOME..............................................    $  8,615      $  6,613
                                                            ========      ========
  Basic net income per share............................       $0.79         $0.61
                                                            ========      ========
  Diluted net income per share..........................       $0.76         $0.58
                                                            ========      ========

     The pro forma condensed consolidated statement of operations presented above does not purport to be indicative of the results that actually would have been obtained if the indicated transactions had been effective at the beginning of the year presented, and is not intended to be a projection of future results or trends.

7. EMPLOYEE BENEFIT PLANS

  A. 1986 STOCK INCENTIVE PLAN AND 1992 NONQUALIFIED STOCK OPTION PLAN

     These stock plans provide for incentive stock options, nonqualified stock options and stock appreciation rights equivalent to 1,112,500 shares of common stock. The options and stock appreciation rights are generally exercisable six months after the date of grant and expire not more than 10 years from the date the options or rights are granted. Stock appreciation rights provide for the issuance of stock or the payment of cash equal to the appreciation in market value of the allocated shares from the date of grant to the date of exercise. When rights are issued with options, exercise of either the option or the right results in the surrender of the other. As of February 28, 1997 and 1998, there were no stock appreciation rights outstanding nor were there any stock appreciation rights issued with options outstanding. Certain stock options awarded remain outstanding as of February 28, 1997 and 1998.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  B. 1994 EQUITY INCENTIVE PLAN

     Effective March 1, 1994, the shareholders of Emmis approved the 1994 Equity Incentive Plan (the Plan). Under the Plan, awards equivalent to 1,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 500,000 shares of Class B Common Stock are available for grant and issuance under the Plan. As of February 28, 1997 and 1998, the only awards granted under this Plan were for stock options and restricted shares of stock. Certain stock options awarded remain outstanding as of February 28, 1997 and 1998. The stock options under this Plan are generally exercisable one year after the date of grant and expire not more than 10 years from the date of grant. The exercise price of these options are at the fair market value of the stock on the grant date.

  C. 1995 EQUITY INCENTIVE PLAN

     Effective March 1, 1995, the shareholders of Emmis approved the 1995 Equity Incentive Plan (the Plan). Under the Plan, awards equivalent to 650,000 shares of common stock may be granted pursuant to employment agreements discussed in
Note 8.

  D. NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     Effective June 29, 1995, Emmis implemented a Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 5,000 shares of the Company's Class A Common Stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. All awards are granted with an exercise price equal to the fair market value of the stock on the date of grant. Under this Plan, awards equivalent to 85,000 shares of Class A Common Stock are available for grant at February 28, 1998.

  E. 1997 EQUITY INCENTIVE PLAN

     Effective March 1, 1997, the shareholders of Emmis approved the 1997 Equity Incentive Plan (the 1997 Plan). Under the 1997 Plan, awards equivalent to 1,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under the 1997 Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 500,000 shares of Class B Common Stock are available for grant and issuance under the 1997 Plan. As of February 28, 1998, there were no awards granted under this Plan. The stock options under this Plan are generally exercisable one year after the date of grant and expire not more than 10 years from the date of grant.

  F. OTHER DISCLOSURES RELATED TO STOCK OPTION AND EQUITY INCENTIVE PLANS

     The Company has historically accounted for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS
123), which considers the stock options as compensation expense to the

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company, based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company has elected to continue to use the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS 123. Accordingly, compensation expense reflected in noncash compensation in the consolidated statements of operations related to the plans summarized above was $2,917,000, $2,715,000 and $4,132,000 for the years ended February 1996, 1997 and 1998, respectively. Had compensation expense related to these plans been determined based on fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   YEAR ENDED FEBRUARY (29)28,
                                             ----------------------------------------
                                                1996           1997           1998
                                                ----           ----           ----
Net Income:
  As Reported............................    $10,308,000    $15,440,000    $8,984,000
  Pro Forma..............................    $ 8,845,000    $11,545,000    $6,871,000
Basic EPS:
  As Reported............................           $.96          $1.41          $.82
  Pro Forma..............................           $.83          $1.06          $.63
Diluted EPS:
  As Reported............................           $.93          $1.37          $.79
  Pro Forma..............................           $.80          $1.02          $.60

     Because the fair value method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                             YEAR ENDED
                                                          FEBRUARY (29)28,
                                                          ----------------
                                                           1996      1997      1998
                                                           ----      ----      ----
Risk Free Interest Rate...............................      6.47%     6.39%     5.78%
Expected Life (Years).................................       6.8       7.1       8.1
Expected Volatility...................................     39.70%    41.56%    38.65%

     Expected dividend yields were zero for fiscal 1996, 1997 and 1998.

     A summary of the status of options at February 1996, 1997 and 1998 and the related activity for the year is as follows:

                                           1996                    1997                    1998
                                    -------------------    --------------------    --------------------
                                               WEIGHTED                WEIGHTED                WEIGHTED
                                     NUMBER    AVERAGE      NUMBER     AVERAGE      NUMBER     AVERAGE
                                       OF      EXERCISE       OF       EXERCISE       OF       EXERCISE
                                    OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS     PRICE
                                    -------    --------     -------    --------     -------    --------
Outstanding at Beginning of
  Year............................   587,000    $ 9.37       893,888    $15.88     1,232,335    $23.42
Granted...........................   505,738     19.29       439,862     35.54       325,200     35.28
Exercised.........................  (198,850)     6.63       (92,415)    10.01      (106,305)    21.09
Expired...........................        --        --        (9,000)    33.96       (10,600)    42.47
Outstanding at End of Year........   893,888     15.88     1,232,335     23.42     1,440,630     26.08
Exercisable at
End of Year.......................   517,900     11.99       737,223     16.71     1,155,430     22.14
Available for Grant...............  1,816,012              1,385,150               2,571,350

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the years ended February 1996, 1997 and 1998 options were granted with an exercise price equal to or less than fair market value of the stock on the date of grant. A summary of the weighted average fair value and exercise price of options granted during 1996, 1997 and 1998 is as follows:

                                               1996                   1997                   1998
                                        -------------------    -------------------    -------------------
                                        WEIGHTED   WEIGHTED    WEIGHTED   WEIGHTED    WEIGHTED   WEIGHTED
                                        AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                        EXERCISE     FAIR      EXERCISE     FAIR      EXERCISE     FAIR
                                         PRICE      VALUE       PRICE      VALUE       PRICE      VALUE
                                        --------   --------    --------   --------    --------   --------
OPTIONS GRANTED WITH AN EXERCISE
  PRICE:
Equal to Fair Market Value of the
  Stock on the Date of Grant..........   $14.81     $26.03      $24.46     $42.66      $22.85     $41.20
Less Than Fair Market Value of the
  Stock on the Date of Grant..........   $16.55     $15.50      $24.30     $15.50      $40.48     $15.50

     During fiscal 1996 and 1997, 90,000 and 14,800 shares of nonvested stock were granted at a weighted average grant date fair value of $17.36 and $37.20, respectively, under employment agreements discussed in Note 8. No nonvested stock was granted during fiscal 1998.

     The following information relates to options outstanding and exercisable at February 28, 1998:

         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
--------------------------------------   ------------------------------------
                              WEIGHTED     WEIGHTED                  WEIGHTED
    RANGE OF                  AVERAGE       AVERAGE                  AVERAGE
    EXERCISE      NUMBER OF   EXERCISE     REMAINING     NUMBER OF   EXERCISE
     PRICES        OPTIONS     PRICE     CONTRACT LIFE    OPTIONS     PRICE
    --------      ---------   --------   -------------   ---------   --------
     $3.75          60,375     $ 3.75      4.2 years       60,375     $ 3.75
   10.00-13.25      76,450      12.43      5.7 years       76,450      12.43
  15.13-17.125     644,393      15.61      8.0 years      644,393      15.61
  28.875-42.25     297,362      34.01      8.1 years      206,862      33.42
  44.125-48.75     362,050      44.79      9.0 years      167,350      44.40

     In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

  G. PROFIT SHARING PLAN

     In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with one year of service. Contributions to the plan are at the discretion of the Emmis Board of Directors. Contributions to the plan can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in noncash compensation in the consolidated statements of operations were $750,000 for each of the years ended February 1996, 1997 and 1998.

  H. 401(K) RETIREMENT SAVINGS PLAN

     Emmis sponsors a Section 401(k) retirement savings plan which covers substantially all nonunion employees age 18 years and older who have at least one year of service. Employees may make pretax contributions to the plan up to 10% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plan in the form of shares of the Company's Class A Common Stock. Effective March 1, 1996, Emmis began to match 50% of employee contributions up to $2,000. Emmis' contributions to the plan totaled $129,000, $273,000 and $315,000 for the years ended February 1996, 1997 and 1998, respectively.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  I. DEFINED CONTRIBUTION HEALTH AND RETIREMENT PLAN

     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a labor union. Amounts charged to expense related to the multi-employer plan were approximately $276,000, $297,000 and $342,000 for the years ended February 1996, 1997 and 1998, respectively.

  J. EMPLOYEE STOCK PURCHASE PLAN

     Effective March 1, 1995, the Company implemented an employee stock purchase plan which permits employees to purchase, via payroll deduction, shares of the Company's Class A Common Stock, at fair market value, up to an amount not to exceed 10% of an employee's annual gross pay.

8. COMMITMENTS AND CONTINGENCIES

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

     The future minimum rental payments (exclusive of future escalation costs) required by noncancelable operating leases which have remaining terms in excess of one year as of February 28, 1998, are as follows:

                    PAYABLE IN YEAR
                    ENDING FEBRUARY                          PAYMENTS
                    ---------------                          --------
                                                          (IN THOUSANDS)
  1999..................................................     $ 3,139
  2000..................................................       2,710
  2001..................................................       2,085
  2002..................................................       1,961
  2003..................................................       2,024
  Thereafter............................................      11,618
                                                             -------
                                                             $23,537
                                                             =======

     Minimum payments have not been reduced by minimum sublease rentals of approximately $740,000 due in the future under noncancelable subleases. As further discussed in e. below, in 1999 Emmis intends to move its corporate office and Indianapolis operations to an office building being constructed in downtown Indianapolis. Included in future minimum rentals above is approximately $752,000 to be paid through 2000 relating to office space currently being leased in Indianapolis which will no longer be used after the move. At this time Emmis management believes that sublease income will be adequate to offset any rental expense associated with the existing lease.

     Rent expense totaled $4,437,000, $3,025,000 and $4,512,000 for the years ended February 1996, 1997 and 1998, respectively. Rent expense for the year ended February 1996 includes a loss recognized in connection with a remaining lease obligation related to leased property no longer used for operating purposes. During the year ended February 1997, the Company settled the aforementioned lease obligation which resulted in a reduction to rent expense. Rent expense for the year ended February 1998 is net of sublease income of approximately $86,000.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  B. BROADCAST AGREEMENTS

     Emmis has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments related to these broadcast rights are summarized as follows: Year ended February 1999 -- $1,584,000, 2000 -- $1,074,000, 2001 -- $1,100,000, 2002 -- $1,150,000, and 2003 -- $625,000.
Expense related to these broadcast rights totaled $1,260,000, $1,383,000 and $1,400,000 for the years ended February 1996, 1997 and 1998.

  C. LITIGATION

     Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis.

  D. EMPLOYMENT AGREEMENTS

     Effective March 1, 1994, Emmis entered into an employment agreement with its Chief Executive Officer that continues through February 28, 1999 and provides for an annual base salary as specified in the agreement and an annual bonus. In addition, for each year Emmis meets specified financial targets, the Chief Executive Officer will be granted an option to acquire 100,000 shares of Class B Common Stock. The options will have a five-year term and an exercise price of $15.50 per share. The Chief Executive Officer was granted an option to acquire 100,000 shares of Class B Common Stock in accordance with the terms of this agreement for each of the years ended February 1996 and 1997. It is expected that an option to acquire 100,000 shares of Class B Common Stock will also be granted, under this employment agreement, for the year ended February 1998. Upon the termination or disability of the Chief Executive Officer, specified levels of compensation may continue for five years from the date of termination or disability. Upon the death of the Chief Executive Officer, lump sum payments are payable to his estate.

     Effective March 1, 1995, Emmis entered into employment agreements with two other executive officers of the Company that continued through February 28, 1998 and provided for an annual base salary and certain bonuses as specified in the agreements. Each executive officer received 12,000 shares of the Company's Class A Common Stock for each year of the employment agreements. The shares vested upon completion of the agreements. In addition, each executive officer was granted an option to acquire 25,000 shares of Class A Common Stock during each year of the employment agreements. The options became exercisable at the end of the term of the employment agreements and have an exercise price of $15.50 per share.

     Effective March 1, 1995 and 1996, Emmis entered into employment agreements with two additional executives of the Company that continue through February 28, 1999 and provide for an annual base salary and certain other bonuses as specified in the agreements. Subject to certain conditions, the executives will receive, in total, 27,000 shares of the Company's Class A Common Stock. Of the total shares to be received 2,000, were awarded as of February 28, 1997 with the remaining 25,000 to be awarded upon completion of the term of the agreements. In addition, subject to certain conditions, during the term of the agreements, the executives will be granted options to acquire shares of Class A Common Stock, with an exercise price equal to the fair market value at the date of grant. Each option becomes exercisable one year from the date of grant. Options to purchase up to 89,806 shares of Class A Common Stock may be granted over the term of the agreements. Through February 28, 1998, options to purchase 65,806 shares have been granted under the agreements.

     Effective March 1, 1995, Emmis entered into employment agreements with certain station managers that continued through February 28, 1997 and provided for an annual base salary and certain bonuses as specified in the agreements. Effective March 1, 1997 new employment agreements were entered into, with similar provisions, which continue through February 28, 1999. Subject to certain conditions, each station manager will receive a prescribed number of shares, not to exceed 1,500 shares, of the Company's Class A Common Stock

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

during each year of the employment agreements. Commencing with the initial agreements through February 28, 1998, 10,050 shares have been granted under these agreements.

  E. CONSTRUCTION OF OFFICE BUILDING

     In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $30 million, net of reimbursable construction costs of $2 million. This amount reflects an increase over the original amount due to the acquisition of WTLC-FM, WTLC-AM, Network Indiana and AgriAmerica. Certain factors such as additional studio costs related to digital technology and historical landmark requirements may cause the cost of this project to increase. The Company plans to fund this project through additional borrowings under the Credit Facility.

9. INCOME TAXES

     The provision for income taxes for the years ended February 1996, 1997 and 1998, consisted of the following:

                                                               1996     1997      1998
                                                               ----     ----      ----
                                                                    (IN THOUSANDS)
Current:
  Federal...................................................  $2,081   $ 7,535   $ 6,474
  State.....................................................     649     1,375     1,250
                                                              ------   -------   -------
                                                               2,730     8,910     7,724
                                                              ------   -------   -------
Deferred:
  Federal...................................................   4,572     1,328    (2,059)
  State.....................................................     298       262       235
                                                              ------   -------   -------
                                                               4,870     1,590    (1,824)
                                                              ------   -------   -------
Provision for income taxes..................................  $7,600   $10,500   $ 5,900
                                                              ======   =======   =======

     The provision for income taxes for the years ended February 1996, 1997 and 1998, differs from that computed at the Federal statutory corporate tax rate as follows:

                                                     1996         1997          1998
                                                     ----         ----          ----
                                                             (IN THOUSANDS)
Computed income taxes at 35%....................    $6,268       $ 9,079       $5,209
State income tax................................       616         1,064          965
Other...........................................       716           357         (274)
                                                    ------       -------       ------
                                                    $7,600       $10,500       $5,900
                                                    ======       =======       ======

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred tax assets and deferred tax liabilities at February 28, 1997 and 1998, are as follows:

                                                             1997           1998
                                                             ----           ----
                                                               (IN THOUSANDS)
Deferred tax assets:
  Capital loss carryforwards...........................    $  3,208       $  2,914
  Net operating loss carryforwards.....................          --          2,587
  Compensation relating to stock options...............       2,435          3,543
  Other................................................       1,221          2,739
  Valuation allowance..................................      (3,208)        (2,914)
                                                           --------       --------
     Total deferred tax assets.........................       3,656          8,869
                                                           --------       --------
Deferred tax liabilities:
  Intangible assets....................................     (30,714)       (33,166)
  Other................................................      (2,212)        (1,962)
                                                           --------       --------
     Total deferred tax liabilities....................     (32,926)       (35,128)
                                                           --------       --------
     Net deferred tax liability........................    $(29,270)      $(26,259)
                                                           ========       ========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for 100% of the capital loss carryforwards available as of February 28, 1997 and 1998, since these loss carryforwards can only be utilized to offset future capital gains with expiration of approximately $6,187,000 in 1999, $730,000 in 2001, and $368,000 in 2002. The expiration of net operating loss carryforwards approximate $458,000 in 1999, $692,000 in 2000, $1,486,000 in
2003, $2,623,000 in 2004, $1,375,000 in 2005, and $758,000 in 2006.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments of Emmis is estimated below based on the methods and assumptions discussed therein.

  A. CASH AND CASH EQUIVALENTS

     The carrying amounts approximate fair value because of the short maturity of these instruments.

  B. LONG-TERM DEBT

     Based upon borrowing rates currently available to the Company for debt with similar terms and the same remaining maturities, the fair value of long-term debt approximated the carrying value at February 28, 1998.

  C. INTEREST RATE CAP AGREEMENTS

     The unamortized cost of interest rate cap agreements included in the February 28, 1998 consolidated balance sheet totals $172,000. The carrying amount of interest rate cap agreements approximate fair value given that the majority of the interest rate caps were purchased in February 1998.

  D. LETTER OF CREDIT

     Fees paid for the Company's $50 million letter of credit approximate fair value based on fees currently charged for similar arrangements.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. RELATED PARTY TRANSACTIONS

     Two officers of Emmis are partners in a law firm which provides legal services to Emmis. Legal fees billed by this law firm were approximately $188,000, $296,000 and $512,000 for the years ended February 1996, 1997 and
1998, respectively.

     Affiliates of Morgan Stanley, Dean Witter, Discover and Co. are shareholders of Emmis. No fees were paid to Morgan Stanley, Dean Witter, Discover & Co. and affiliates for the years ended February 1996, 1997 and 1998.

12. SUBSEQUENT EVENT -- ACQUISITION

     Effective March 20, 1998, the Company entered into an agreement to purchase the majority of the assets of Wabash Valley Broadcasting Corporation for approximately $90 million in cash. The acquisition consists of WTHI-TV, a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area, and WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida.

     Effective March 30, 1998, the Company entered into an agreement to purchase substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively "the SF Acquisition") for approximately $307 million. The purchase price will be paid a portion in cash ($257 million), either issuance of shares of Emmis' Class A Common Stock or cash, at Emmis' option ($25 million), and a promissory note ($25 million) bearing interest at 8%, with principal and interest due on the first anniversary of the closing date which, at Emmis' option, may be paid with an equivalent amount of Emmis' Class A Common Stock. In accordance with the asset purchase agreement, Emmis made a $25 million escrow payment. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

     These acquisitions are awaiting approval by the FCC. The Company will account for these acquisitions under the purchase method of accounting.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                                              --------------------------------------------------      FULL
                                              MAY 31     AUGUST 31    NOVEMBER 30    FEBRUARY 28      YEAR
                                              ------     ---------    -----------    -----------      ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended February 28, 1997:
  Net broadcasting revenues...............    $25,350     $28,071       $27,520        $22,351      $103,292
  Operating income........................      8,286      12,342        10,080          4,540        35,248
  Net income..............................      3,505       6,040         4,655          1,240        15,440
     Basic net income per share...........      $0.32       $0.55          $0.43          $0.11        $1.41
     Diluted net income per share.........      $0.31       $0.53          $0.41          $0.11        $1.37
Year ended February 28, 1998:
  Net broadcasting revenues...............    $28,562     $33,889       $36,245        $27,159      $125,855
  Operating income........................      8,091      12,002        10,160          3,230        33,483
  Net income (loss).......................      3,368       4,672         4,079         (3,135)        8,984
     Basic net income per share...........      $0.31       $0.43          $0.38         $(0.29)       $0.82
     Diluted net income per share.........      $0.30       $0.41          $0.36         $(0.29)       $0.79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors of the Company is incorporated by reference from the section entitled "Proposal No. 1:
Election of Directors" on pages 4 and 5 of the Company's 1998 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page of the Company's 1998 Proxy Statement.

     Listed below is certain information about the executive officers of the Company or its affiliates and who are not directors.

                                                                               AGE AT           YEAR FIRST
                NAME                               POSITION               FEBRUARY 28, 1998   ELECTED OFFICER
                ----                               --------               -----------------   ---------------
Richard F. Cummings..................  Executive Vice President                  46                1984
                                       Programming
Howard L. Schrott....................  Executive Vice President,                 43                1991
                                       Treasurer and Chief Financial
                                       Officer
Norman H. Gurwitz....................  Executive Vice President,                 50                1987
                                       Secretary and Corporate Counsel

     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

     RICHARD F. CUMMINGS was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of the Company. His title was changed to Executive Vice President -- Programming in 1988.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" on pages 5 through 10 of the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" on pages 2 and 3 of the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the section entitled "Certain Transactions" on page 5 of the Company's 1998 Proxy Statement.

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

Financial Statement Schedules

     The following financial statement schedule is filed as a part of this report:

          Report of Independent Public Accountants on Financial Statement
     Schedule

        Schedule II Valuation and Qualifying Accounts and Reserves for the
                    fiscal years in the three year period ended February 28, 1998.

Reports on Form 8-K

     The Company filed a report on Form 8-K on April 15, 1997, which was amended on June 16, 1997, to report the acquisition of radio stations in St. Louis, Missouri.

     All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes.

Exhibits

     The following exhibits are filed or incorporated by reference as a part of this report:

Exhibits

     The following exhibits are filed or incorporated by reference as a part of this report:

 3.1     Amended and Restated Articles of Incorporation of Emmis
         Broadcasting Corporation, incorporated by reference from
         Exhibit 3.3 to the Registration Statement, as amended (the
         "Registration Statement") of the Company on Form S-1, file
         no. 33-73218.*
 3.2     Amended and Restated Bylaws of Emmis Broadcasting
         Corporation, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K").*
 3.3     Form of stock certificate for Class A Common Stock,
         incorporated by reference from Exhibit 3.5 to the
         Registration Statement.*
10.1     Emmis Broadcasting Corporation 1986 Stock Incentive Plan, as
         amended, incorporated by reference from Exhibit 10.1 to the
         Registration Statement.*
10.2     Emmis Broadcasting Corporation 1992 Stock Option Plan,
         incorporated by reference from Exhibit 10.3 to the
         Registration Statement.*
10.3     Emmis Broadcasting Corporation Profit Sharing Plan,
         incorporated by reference from Exhibit 10.4 to the
         Registration Statement.*
10.4     Emmis Broadcasting Corporation 1994 Equity Incentive Plan,
         incorporated by reference from Exhibit 10.5 to the
         Registration Statement.*
10.5     Emmis Broadcasting Corporation 1997 Equity Incentive Plans.
10.6     Amended and Restated Revolving Credit and Term Loan
         Agreement, incorporated by reference from Exhibit   to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended May 31, 1997.*
10.7     First, Second and Third Amendments, and Waiver, to Amended
         and Restated Revolving Credit and Term Loan Agreement.

10.8     Form of Employment Agreement with Jeffrey H. Smulyan,
         incorporated by reference from Exhibit 10.13 to the
         Company's Annual Report on Form 10-K for the fiscal year
         ended February 28, 1994 (the "1994 10-K").*
10.9     Form of Registration Rights Agreement between Emmis
         Broadcasting Corporation and Morgan Stanley Group Inc.,
         incorporated by reference from Exhibit 10.17 to the
         Registration Statement.*
10.10    The Emmis Broadcasting Corporation 1995 Non-Employee
         Director Stock Option Plan incorporated by reference from
         Exhibit 10.15 of the 1995 10-K.*
10.11    The Emmis Broadcasting Corporation 1995 Equity Incentive
         Plan incorporated by reference from Exhibit 10.16 of the
         1995 10-K.*
10.12    Employment Agreement with Howard L. Schrott, incorporated by reference from Exhibit 10 to the Company's report on Form
         10-Q for the quarter ended May 31, 1996.*
10.13    Asset Purchase Agreement dated October 31, 1997 between the
         Company and Zimco, Inc. (with exhibits omitted in which the
         Company agrees to file supplementally upon request),
         incorporated by reference from Exhibit 2 to the Company's
         report on Form 8-K filed April 15, 1997.*
10.14    Stock Purchase Agreement Among Emmis Broadcasting
         Corporation, and Michael R. Levy, Dow Jones & Company, Inc.,
         and Gregory Curtis, dated February 6, 1998.
10.15    Asset Purchase Agreement by and between Emmis Broadcasting
         Corporation and Wabash Valley Broadcasting Corporation,
         dated March 20, 1998.
10.16    Asset Purchase Agreement by and among SF Broadcasting of
         Honolulu, Inc., SF Honolulu License Subsidiary, Inc., SF
         Broadcasting of New Orleans, Inc., SF New Orleans License
         Subsidiary, Inc., SF Broadcasting of Mobile, Inc., SF Mobile
         License Subsidiary, Inc., SF Broadcasting of Green Bay,
         Inc., SF Green Bay License Subsidiary, Inc. and Emmis
         Broadcasting Corporation, dated March 30, 1998.
11       Schedules re: Calculation of per share and pro forma per
         share net income (loss).
21       Subsidiaries of the Company.
23       Consent of Accountants.
24       Powers of Attorney.
27       Financial Data Schedule (EDGAR-filed version only)
99       Proxy Statement.**

-------------------------
 * Previously Submitted

** To be filed within 120 days of the end of the Company's fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMMIS BROADCASTING CORPORATION

Date: May 7, 1998                         By:     /s/ HOWARD L. SCHROTT

                                            ------------------------------------
                                                     Howard L. Schrott
                                                  Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

                                          SIGNATURE                                     TITLE
                                          ---------                                     -----
Date: May 7, 1998                    JEFFREY H. SMULYAN*                    President, Chairman of the
                        ---------------------------------------------       Board and Director (Principal
                                     Jeffrey H. Smulyan                     Executive Officer)

Date: May 7, 1998                   /s/ HOWARD L. SCHROTT                   Executive Vice President,
                        ---------------------------------------------       Treasurer and Chief Financial
                                      Howard L. Schrott                     Officer (Principal Financial
                                                                            Officer)

Date: May 7, 1998                      SUSAN B. BAYH*                       Director
                        ---------------------------------------------
                                        Susan B. Bayh

Date: May 7, 1998                      GARY L. KASEFF*                      Director
                        ---------------------------------------------
                                       Gary L. Kaseff

Date: May 7, 1998                   RICHARD A. LEVENTHAL*                   Director
                        ---------------------------------------------
                                    Richard A. Leventhal

Date: May 7, 1998                      DOYLE L. ROSE*                       Radio Division President and
                        ---------------------------------------------       Director
                                        Doyle L. Rose

Date: May 7, 1998                    LAWRENCE B. SORREL*                    Director
                        ---------------------------------------------
                                     Lawrence B. Sorrel

*By:  /s/ HOWARD L. SCHROTT

     ---------------------------
          Howard L. Schrott
          Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES included in Item 8, in this Form 10-K, and have issued our report thereon dated March 31, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
March 31, 1998.

                EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     FOR THE FISCAL YEARS IN THE THREE YEAR PERIOD ENDED FEBRUARY 28, 1998

                                                                                                   BALANCE
                                                  BALANCE AT                                       AT END
                                                  BEGINNING                                          OF
                 CLASSIFICATION                    OF YEAR     PROVISION   WRITE-OFFS      OTHER    YEAR
                 --------------                   ----------   ---------   ----------      -----   -------
                                                                   (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS,
  Year ended February 29, 1996..................     $620        $834        $(655)        $  0    $  799
  Year ended February 28, 1997..................      799         726         (705)(1)        0       820
  Year ended February 28, 1998..................      820         802         (981)         705     1,346

-------------------------
(1) Represents additions to the allowance for doubtful accounts associated with certain acquisitions.