Form 10-Q
period 1998-05-31
EMMIS BROADCASTING CORPORATION
filed 1998-07-01
CIK 783005

As filed with the Securities and Exchange Commission on July 1, 1998

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1998 or

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

Yes     X        No

  The number of shares outstanding of each of the Registrant's classes of common stock, as of June 29, 1998, was:

   13,086,001 Shares of Class A Common Stock, $.01 Par Value
    2,560,894 Shares of Class B Common Stock, $.01 Par Value

INDEX

                                                           Page

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . .4

      Condensed Consolidated Balance Sheets
        at May 31, 1998 and February 28, 1998. . . . . . . . . .4

      Condensed Consolidated Statements of
        Operations for the three months
        ended May 31, 1998 and 1997. . . . . . . . . . . . . . .6

      Condensed Consolidated Statements of Cash
        Flows for the three months ended
         May 31, 1998 and 1997 . . . . . . . . . . . . . . . . .8

      Notes to Condensed Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . 10

  Item 2.  Management's Discussion and
       Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . 14

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . 18

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Broadcasting Corporation (an Indiana corporation) and Subsidiaries as of May 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 28, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated March 31, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
June 19, 1998.

ITEM 1.  FINANCIAL STATEMENTS

               EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                  -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                (Dollars in thousands, except per share data)

                                                February 28,     May 31,
                                                   1998           1998
                                                 -------        -------
                                                (Note 1)      (unaudited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 5,785      $ 8,555
  Accounts receivable, net                         32,120       37,928
  Income tax refunds receivable                     4,968        3,722
  Prepaid expenses and other                        8,279        9,848
                                                  --------    --------
      Total current assets                         51,152       60,053

  Property and equipment, net                      33,446       39,373
  Intangible assets, net                          234,558      232,324
  Other assets, net                                14,232       47,883
                                                 --------     --------
    Total assets                                $ 333,388    $ 379,633
                                                 ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt          $      51       $   41
  Accounts payable                                 13,140       14,191
  Accrued salaries and commissions                  2,893        2,876
  Accrued interest                                  2,421        1,276
  Deferred revenue                                  7,985        7,928
  Other                                             1,579        1,514
                                                  -------      -------
    Total current liabilities                      28,069       27,826

LONG-TERM DEBT, NET OF CURRENT MATURITIES         231,371      274,466

OTHER NONCURRENT LIABILITIES                          604          553

MINORITY INTEREST                                   1,875          868

DEFERRED INCOME TAXES                              26,259       26,559
                                                  -------       ------
  Total liabilities                               288,178      330,272
                                                  -------       ------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,430,660 shares at
  February 28, 1998 and 8,494,158 shares
  at May 31, 1998                                      84           85
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,560,894 shares at
  February 28, 1998 and 2,560,894 at
  May 31, 1998                                         26           26
  Additional paid-in capital                       72,753       74,959
  Accumulated deficit                            (27,653)     (25,538)
  Cumulative translation adjustments                    -        (171)
                                                  -------      -------
    Total shareholders' equity                     45,210       49,361
                                                  -------      -------
    Total liabilities and shareholders'
      equity                                    $ 333,388    $ 379,633
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

                                                 Three Months Ended May 31,
                                                        (Unaudited)
                                                 --------------------------
                                                    1997          1998
                                                   ------        ------
GROSS BROADCASTING REVENUES                      $ 33,820      $ 42,362

LESS:  AGENCY COMMISSIONS                           5,258         6,933
                                                  -------       -------

NET BROADCASTING REVENUES                          28,562        35,429

  Broadcasting operating expenses                  16,225        20,068

  Publication and other revenue, net
    of operating expenses                             245         1,463

  International business development expenses         338           207

  Corporate expenses                                1,644         1,957

  Time brokerage fees                                   -         2,125

  Depreciation and amortization                     1,682         3,407

  Noncash compensation                                827           424
                                                   -------       ------
OPERATING INCOME                                    8,091         8,704
                                                   -------       ------

OTHER INCOME (EXPENSE):
  Interest expense                                (2,649)       (5,508)
  Minority interest                                     -         1,007
  Other income (expense), net                         172           312
                                                  -------        ------
      Total Other Income (Expense)                (2,477)       (4,189)
                                                  -------        ------

INCOME BEFORE INCOME TAXES                          5,614         4,515

PROVISION FOR INCOME TAXES                          2,246         2,400
                                                 --------       -------
NET INCOME                                        $ 3,368       $ 2,115
                                                 ========       =======

  Basic net income per share                     $    .31      $    .19
                                                 ========       =======

  Diluted net income per share                   $    .30      $    .18
                                                 ========       =======

  Weighted average common shares outstanding:
    Basic                                      11,004,147    11,018,141
    Diluted                                    11,372,963    11,490,116

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

                                                   Three Months Ended May 31,
                                                           (Unaudited)
                                                       -------------------
                                                            1997       1998
                                                           -----      -----
OPERATING ACTIVITIES:
  Net income                                             $ 3,368   $ 2,115
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization of
        property and equipment                               582     1,305
      Amortization of debt issuance costs
        and cost of interest rate cap agreements             191       281
      Amortization of intangible assets                    1,100     2,102
      Provision for bad debts                                  -       413
      Provision (benefit) from deferred income taxes       (215)       300
      Gain on sale of property and equipment                   -     (533)
      Compensation related to stock options
        granted                                              661       237
      Contribution to profit sharing plan paid
        with common stock                                    166       187
      Minority Interest                                        -   (1,007)
  (Increase) decrease in certain current
        assets -

          Accounts receivable                            (5,409)   (6,221)
          Prepaid expenses and other                       1,496     (323)
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                               (1,245)     1,051
          Accrued salaries and commissions                   968      (17)
          Accrued interest                                   184   (1,145)
          Deferred revenue                                  (48)      (57)
          Other                                                2      (65)
      Increase (decrease) in other assets, net             (143)       326
      Decrease in other liabilities                            -      (51)
                                                         -------   -------
        Net cash provided by (used in) operating
          activities                                       1,658   (1,102)
                                                         -------   -------

INVESTING ACTIVITIES:
  Purchases of property and equipment                      (941)   (7,375)
  Proceeds from sale of property and equipment                 -       607
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM          (36,964)         -
  Deposit on acquisition of SF Broadcasting                    -  (25,000)
  Deposit on acquisition of Wabash Valley Broadcasting         -   (9,000)
                                                        --------   -------
        Net cash used by investment
          activities                                    (37,905)  (40,768)
                                                         -------   -------
FINANCING ACTIVITIES:
  Payments on long-term debt                             (2,022)   (1,000)
  Proceeds from long-term debt                            38,000    44,085
  Purchase of interest rate cap agreements and
    other debt related costs                               (181)      (68)
  Proceeds from exercise of stock options and
    related income taxes benefits                            613     1,783
                                                          ------    ------
        Net cash provided by
          financing activities                            36,410    44,800
                                                          ------    ------

EFFECT OF EXCHANGE RATES ON CASH                               -     (160)

INCREASE IN CASH AND CASH EQUIVALENTS                        163     2,770

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,191     5,785
                                                          ------    ------

  End of period                                           $1,354    $8,555
                                                          ======    ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 2,274   $ 5,753
    Income taxes                                             589       265

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                         $ 44,564
  Cash paid                                               43,564
                                                          ------
  Liabilities assumed                                     $1,000
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

                                             MAY 31, 1998
                                             -------------

NOTE 1.   GENERAL
           --------
   Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Broadcasting Corporation, and Subsidiaries ("Emmis" or the "Company"). In June 1998, the Company changed its name to Emmis Communications Corporation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at May 31, 1998 and the results of its operations for the three months ended May 31, 1998 and 1997 and its cash flows for the three months ended May 31, 1998 and 1997.

NOTE 2.  PRO FORMA CONDENSED CONSOLIDATED STATEMENT
          OF OPERATIONS
          -------------
   On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WALC-FM and WKKX-FM in St. Louis from Zimco, Inc., for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc. over a period of several years. Emmis financed the acquisition through additional borrowings under its bank credit facility (Credit Facility). The acquisition was accounted for as a purchase.

   Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement that permitted Emmis to operate the acquired stations effective December 1, 1996 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations beginning December 1, 1996.

   On November 1, 1997, the Company completed its acquisition of substantially all of the assets of WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15.3 million in cash. Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

   On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37 million in cash. Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through additional bank borrowings.

   On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City for approximately $141 million in cash. The acquisition was financed through additional bank borrowings under its Credit Facility and was accounted for as a purchase.

   In connection with the above agreement, the Company entered into a time brokerage agreement which permitted Emmis to operate the station effective July 1, 1997 through the date of closing. In consideration for the time brokerage agreement, the Company paid a monthly fee of approximately $700,000. Operating results of WQCD-FM are reflected in the consolidated statements of operations beginning July 1, 1997.

   A pro forma condensed consolidated statement of operations is presented below for the three months ended May 31, 1997, assuming the acquisitions of WALC-FM, WKKX-FM, WTLC-FM and AM, and Texas Monthly and the operation of WQCD-FM, under the time brokerage agreement, all had occurred on the first day of the year ended February 28, 1998. Pro forma results for the three months ended May 31, 1997, include actual revenue and operating expenses, operating under the time brokerage agreement, and certain pro forma expense adjustments for the acquisition of WALC-FM and WKKX-FM. In addition, pro forma adjustments for March through May for the operation of WQCD-FM under the time brokerage agreement, and the acquisition of WTLC-FM and AM and Texas Monthly are included in pro forma results for the three months ended May 31, 1997. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisitions and pro forma time brokerage fees for the operation of WQCD-FM have been included in the pro forma statements presented below (in thousands, except per share data).

                            PRO FORMA CONDENSED CONSOLIDATED
                            --------------------------------
                                 STATEMENT OF OPERATIONS
                                 ----------------------
                      (Dollars in thousands, except per share data)

                                          Three Months Ended
                                             May 31, 1997
                                          ------------------
                                               Pro forma
                                               ----------
Net broadcasting revenues                      $ 34,053
 Broadcasting operating expenses                 19,195
 Publication and other revenue,
   net of operating expenses                        744
 International business development
   expenses                                         338
 Corporate expenses                               1,644
 Time brokerage agreement fees                    2,125
 Depreciation and amortization                    2,834
 Noncash compensation                               827
                                                 ------
Operating income                                  7,834
Interest expense                                (3,874)
Other income (expense), net                         244
                                                 ------
Income before income taxes                        4,204
Provision for income taxes                        1,681
                                                 ------
Net income                                      $ 2,523
                                                 ======
Basic net income per share                        $ .23
                                                 ======
Diluted net income per share                      $ .22
                                                 ======

Weighted average shares outstanding
  Basic                                      11,004,147
  Diluted                                    11,372,963

   The pro forma condensed consolidated statements of operations presented above do not purport to be indicative of the results that actually would have been obtained if the indicated transaction had been effective at the beginning of the three month period ended May 31, 1997 and is not intended to be projection of future results or trends.

NOTE 3.   BASIC AND DILUTED NET INCOME PER SHARE
           ---------------------------------------
   Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 4.    ACCOUNTING PRONOUNCEMENTS
           -------------------------
   Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Comprehensive income was comprised of the following for the three month periods ended May 31, 1998 and 1997 (dollars in thousands):

                                               Three Months Ended
                                                      May 31,
                                               -------------------
                                                 1997         1998
                                                 ----         ----
 Net income                                      $3,368     $2,115
 Translation adjustment                               -      (171)
                                                  -----      -----
 Total comprehensive income                      $3,368     $1,944
                                                 ======      =====

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

   Income tax expense is generally reported during interim periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

NOTE 6.  CONTINGENCIES
         -------------
   It is anticipated that options to acquire 100,000 shares of stock will be granted to the CEO for the year ended February 28, 1998. Accordingly, the Company has previously reflected in the financial statements non-cash compensation expense totaling $2.9 million and a corresponding increase to additional paid in capital. The granting of these options requires board of director approval, and thus, there can be no assurance that such options will ultimately be granted.

NOTE 7. OTHER SIGNIFICANT EVENTS
         ------------------------
   Effective March 20, 1998, the Company entered into an agreement to purchase the majority of the assets of Wabash Valley Broadcasting Corporation for approximately $90 million in cash. The acquisition consists of WTHI-TV, a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area, and WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida. This acquisition is awaiting approval by the FCC.

   Effective March 30, 1998, the Company entered into an agreement to purchase substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for approximately $307 million. A portion of the purchase price ($25 million) was paid in escrow upon execution of the purchase agreement, another portion ($257 million) will be paid in cash at the closing, and the balance ($25 million) of the purchase price will be payable pursuant to a promissory note bearing interest at 8% with principle and interest due on the first anniversary of the closing date. At Emmis' option, the promissory note may be paid in cash or with Emmis' Class A Common Stock. The Company currently anticipates that it will pay all of the purchase price in cash. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii). This acquisition has been approved by the FCC and is awaiting closing.

    The Company will account for these acquisitions under the purchase method of accounting.

   In June 1998, Emmis completed the sale of 4.6 million of its Class A Common Stock at $42.00 per share resulting in total proceeds of $193 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
   The performance of a radio group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and Operating Cash Flow. Emmis defines Broadcast Cash Flow as advertising revenues net of agency commissions, less broadcast operating expenses. Operating Cash Flow is defined by the Company as operating income before depreciation, amortization, time brokerage fees and noncash compensation expenses. Broadcast Cash Flow and Operating Cash Flow are not measures of liquidity or of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles. The Company believes that Broadcast Cash Flow and Operating Cash Flow are useful because they are generally recognized by the radio broadcasting industry as measures of performance and are used by analysts who report on the performance of broadcast companies.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997
   Net broadcasting revenues for the quarter ended May 31, 1998 were $35.4 million compared to $28.6 million for the same quarter of the prior year, an increase of $6.8 million or 24.0%. This increase is principally due to the operation of WQCD under a time brokerage agreement and the acquisition of WTLC FM and AM, as well as the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

   Broadcasting operating expenses for the quarter ended May 31, 1998 were $20.1 million compared to $16.2 million for the same quarter of the prior year, an increase of $3.9 million or 23.7%. Included in broadcast operating expense for the three months ended May 31, 1998 is $.5 million of expense from the operations of Slager Radio for which revenue was nominal due to the commencement of broadcasting during the first quarter. The remaining increase is primarily attributable to the operation of WQCD under a time brokerage agreement and the acquisition of WTLC FM and AM.

   Broadcast Cash Flow for the fiscal quarter ended May 31, 1998 was $15.4 million compared to $12.3 million for the same quarter of the prior year, an increase of $3.1 million or 25.2%. This increase is principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses as discussed above.

   Corporate expenses for the quarter ended May 31, 1998 were $2.0 million compared to $1.6 million for the same quarter of the prior year, an increase of $0.4 million or 19%. This increase was primarily due to the establishment of a corporate division for publishing.

   International business development expenses for the quarter ended May 31, 1998 were $.2 million compared to $.3 million for the same quarter of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

   Operating Cash Flow for the quarter ended May 31, 1998 was $14.7 million compared to $10.6 million for the same quarter of the prior year, an increase of $4.1 million or 38.3%. This increase is principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses, as discussed above, and an increase in publication and other revenue, net of operating expenses resulting from the acquisition of Texas Monthly.

   Interest expense was $5.5 million for the quarter ended May 31, 1998 compared to $2.6 million for the same quarter of the prior year, an increase of $2.9 million or 108%. This increase reflects higher outstanding debt due to the St. Louis, WTLC FM and AM and Texas Monthly acquisitions and deposits related to the SF and Wabash Valley acquisitions.

RESULTS OF OPERATIONS MAY 31, 1997 COMPARED TO MAY 31, 1996
   Net broadcasting revenues for the quarter ended May 31, 1997 were $28.6 million compared to $25.4 million for the same quarter of the prior year, an increase of $3.2 million or 12.7%. This increase is principally due to the St. Louis acquisition and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

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


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1998 to May 31, 1998 is due to the increase of net broadcasting revenues in the quarter ended May 31, 1998 compared to the quarter ended February 28, 1998.

   In the fiscal quarter ended May 31, 1998, the Company made voluntary payments of $1.0 million under its Credit Facility.

   In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $30 million, net of reimbursable construction costs of $2 million. This amount reflects an increase over the original amount due to the acquisition of WTLC FM and AM and network acquisitions, as well as an increase in overall staffing. Certain factors such as additional studio costs related to digital technology and historical landmark requirements may cause the cost of this project to increase. The Company is funding this project through cash flow from operating activities and bank borrowings.

   In the fiscal quarter ended May 31, 1998, the Company had capital expenditures of $7.4 million. These capital expenditures consist primarily of progress payments in connection with the Indianapolis building project.

   In June 1998, Emmis completed the sale of 4.6 million shares of its Class A Common Stock at $42.00 per share resulting in total proceeds of $193 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.

   The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at May 31, 1998, working capital and capital expenditure requirements, and the acquisition of WQCD-FM. To complete the acquisition of assets from Wabash Valley Broadcasting and SF Broadcasting, the Company will increase its bank borrowings under a new Credit Facility. As part of its business strategy, the Company frequently evaluates potential acquisitions of radio stations. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     The following exhibits are filed or incorporated by reference as a part of this report:

11   Statements re: Calculations of per share net income (loss)
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)


     Reports on Form 8-K

     The Company filed Form 8-K on May 7, 1998, to file audited financial statements for Tribune New York Radio, Inc. and SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries.

                                        SIGNATURES
                                       -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMMIS BROADCASTING CORPORATION

Date:  July 1, 1998                  By:  /s/ Howard L. Schrott
                                      -------------------------
                                       Howard L. Schrott
                                         Vice President(Authorized
                                         Corporate Officer), Chief
                                         Financial Officer and
                                         Treasurer