Form 10-Q
period 1998-08-31
EMMIS COMMUNICATIONS CORP
filed 1998-10-08
CIK 783005

As filed with the Securities and Exchange Commission on October 8, 1998

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1998 or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

     Commission file number:  0-23264


                EMMIS COMMUNICATIONS CORPORATION
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

Yes     X        No
      ----     -----

  The number of shares outstanding of each of the Registrant's classes of common stock, as of October 5, 1998, was:

   13,091,835 Shares of Class A Common Stock, $.01 Par Value
    2,560,610 Shares of Class B Common Stock, $.01 Par Value

                              INDEX



                                                                Page

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .5

      Condensed Consolidated Balance Sheets
        at February 28, 1998 and August 31, 1998 . . . . . . . . . . .5

      Condensed Consolidated Statements of
        Operations for the three and six months
        ended August 31, 1997 and 1998 . . . . . . . . . . . . . . . .7

      Condensed Consolidated Statements of Cash
        Flows for the six months ended
         August 31, 1997 and 1998. . . . . . . . . . . . . . . . . . .9

      Notes to Condensed Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . . . . 12

Item 2 Management's Discussion and
       Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . 18

PART II  - OTHER INFORMATION

  Item 4.  Submission of Matters to Vote of Security Holders . . . . 22
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of August 31, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Communications Corporation as of February 28, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and, in our report dated March 31, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
October 7, 1998.





ITEM 1.  FINANCIAL STATEMENTS

              EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
               (Dollars in thousands, except per share data)

                                                      February 28,    August 31,
                                                         1998            1998
                                                       -------         -------
                                                      (Note 1)      (unaudited)


                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                            $ 5,785      $ 12,762
  Accounts receivable, net                              32,120        47,326
  Current income tax receivable                          4,968             -
  Prepaid expenses and other                             8,279        12,147
                                                      --------      --------

    Total current assets                                51,152        72,235

  Property and equipment, net                           33,446        80,706
  Intangible assets, net                               234,558       723,850
  Other assets, net                                     14,232        34,036
                                                       --------     --------

    Total assets                                     $ 333,388     $ 910,827
                                                       ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt               $      51        $   50
  Accounts payable                                      13,140        11,942
  Accrued salaries and commissions                       2,893         3,256
  Accrued interest                                       2,421         3,001
  Deferred revenue                                       7,985         6,826
 Current portion of TV program rights payable                -         5,101
  Income taxes payable                                       -        16,881
  Note payable-SF Acquisition                                -        25,000
  Other                                                  1,579         7,795
                                                       -------       -------

    Total current liabilities                           28,069        79,852

LONG-TERM DEBT, NET OF CURRENT MATURITIES              231,371       490,499

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION            -        16,303

OTHER NONCURRENT LIABILITIES                               604         3,902

MINORITY INTEREST                                        1,875             -

DEFERRED INCOME TAXES                                   26,259        84,898
                                                       -------       -------

  Total liabilities                                    288,178       675,454
                                                       -------       -------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,430,660 shares at
  February 28, 1998 and 13,091,793 shares
  at August 31, 1998                                        84           131
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,560,894 shares at
  February 28, 1998 and 2,560,610 at August 31, 1998        26            26
  Additional paid-in capital                            72,753       257,064
  Accumulated deficit                                 (27,653)      (21,202)
  Cumulative translation adjustments                         -         (646)
                                                       -------       -------

    Total shareholders' equity                          45,210       235,373
                                                       -------       -------

    Total liabilities and shareholders'
      equity                                         $ 333,388     $ 910,827
                                                       =======       =======


       The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                         EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          -----------------------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           -----------------------------------------------
                            (Dollars in thousands, except per share data)

                                     Three Months Ended      Six Months Ended
                                          August 31,             August 31,
                                         (Unaudited)            (Unaudited)
                                    --------------------    ------------------
                                        1997       1998      1997        1998
                                       ------     ------    ------      ------
GROSS BROADCASTING REVENUES           $ 40,055  $ 56,876    73,875     99,238

LESS:  AGENCY COMMISSIONS                6,166     8,652    11,424     15,585
                                       -------   -------   -------    -------

NET BROADCASTING REVENUES               33,889    48,224    62,451     83,653

  Broadcasting operating expenses       15,314    24,006    31,539     44,074

  Amortization of TV program rights          -       648         -        648

  Publication and other revenue, net
    of operating expenses                  246     1,241       491      2,704

  International business development
    expenses                               267       354       605        561

  Corporate expenses                     1,728     1,969     3,372      3,926

  Depreciation and amortization          1,823     6,505     3,505      9,912

  Noncash compensation                   1,585   (1,788)     2,412    (1,364)

  Time brokerage fee                     1,416        95     1,416      2,220
                                       -------   -------   -------    -------
OPERATING INCOME                        12,002    17,676    20,093     26,380
                                       -------   -------   -------    -------

OTHER INCOME (EXPENSE):
  Interest expense                     (4,370)   (7,121)   (7,019)   (12,629)
  Minority interest                          -       868         -      1,875
  Other income (expense), net               34       811       206      1,123
                                       -------   -------   -------    -------

        Total Other Income (Expense)   (4,336)   (5,442)   (6,813)    (9,631)
                                       -------   -------   -------    -------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                     7,666    12,234    13,280     16,749

PROVISION FOR INCOME TAXES               2,994     6,300     5,240      8,700

NET INCOME BEFORE EXTRAORDINARY ITEM     4,672     5,934     8,040      8,049
                                       -------   -------   -------    -------

EXTRAORDINARY ITEM, NET OF TAX               -     1,597         -      1,597
                                       -------   -------   -------    -------

NET INCOME                             $ 4,672   $ 4,337   $ 8,040    $ 6,452
                                      ========   =======   =======    =======


  Basic net income per share           $   .41   $   .28   $   .70    $   .49
                                      ========   =======   =======    =======

  Diluted net income per share         $   .40   $   .27   $   .69    $   .47
                                      ========   =======   =======    =======

  Weighted average common shares outstanding:
    Basic                          11,532,609 15,512,702 11,524,351 13,255,592
    Diluted                        11,608,030 15,927,505 11,627,649 13,702,470


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           -----------------------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                                        (Dollars in thousands)

                                                    Six Months Ended August 31,
                                                            (Unaudited)
                                                        -------------------
                                                          1997        1998
                                                          ----        ----
OPERATING ACTIVITIES:
  Net income                                             $ 8,040    $ 6,452
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Extraordinary item                                       -      1,597
      Depreciation and amortization of
        property and equipment                             1,222      3,403
      Amortization of debt issuance costs
        and cost of interest rate cap agreements           1,694        604
      Amortization of intangible assets                    2,283      6,509
      Amortization of TV program rights                        -        648
      Deferred income taxes                                (870)      3,317
      Noncash compensation                                 2,412    (1,364)
      Other                                                    -    (2,573)
      (Increase) decrease in certain current
        assets -
          Accounts receivable                           (11,084)   (15,357)
          Prepaid expenses and other                       1,428        144
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                                    64    (3,326)
          Accrued salaries and commissions                   990         48
          Accrued interest                                   470        580
          Deferred revenue                                 (105)    (1,159)
          Other                                            1,034      6,216
      Increase (decrease) in other assets, net             (417)      2,466
      Increase in other liabilities                            -      4,120
                                                           -----      -----

        Net cash provided by operating
          activities                                       7,161     12,325
                                                           -----      -----

INVESTING ACTIVITIES:
  Purchases of property and equipment                    (2,031)   (16,503)
  Proceeds from sale of equipment                              -        607
  Acquisition of WQCD-FM                                       -  (128,449)
  Acquisition of SF Broadcasting                               -  (287,293)
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM          (36,964)          -
  Escrow deposit related to the acquisition of
    WTLC-FM and WTLC-AM                                    (750)          -
  Escrow deposit related to the acquisition of
    Wabash Valley Broadcasting                                 -    (9,000)
                                                          ------    -------

        Net cash used by investment
          activities                                    (39,745)  (440,638)
                                                          ------    -------

FINANCING ACTIVITIES:
  Payments on long-term debt                             (5,741)  (396,525)
  Proceeds from long-term debt                            51,700    655,652
  Proceeds (purchase) of Class A Common Stock            (7,000)    182,640
  Purchase of interest rate cap agreements and
    other debt related costs                             (4,086)    (8,912)
  Proceeds from exercise of stock options and
    related income tax benefits                            1,524      3,081
                                                          ------     ------

        Net cash provided by
          financing activities                            36,397    435,936
                                                          ------     ------
EFFECT OF EXCHANGE RATES ON CASH                               -      (646)

INCREASE IN CASH AND CASH EQUIVALENTS                      3,813      6,977

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,191      5,785
                                                          ------     ------

  End of period                                           $5,004    $12,762
                                                          ======     ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 4,855     10,971
    Income taxes                                             595        286

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                         $ 44,642
  Cash paid                                               43,642
                                                           ------
  Liabilities assumed                                     $1,000
                                                          ======
ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                                    $203,813
  Cash paid                                                         128,449
                                                                    -------
  Liabilities assumed                                              $ 75,364
                                                                    =======
SF ACQUISITION:
  Fair value of assets acquired                                    $338,790
  Cash paid                                                         287,293
  Note payable                                                       25,000
                                                                    -------
  Liabilities assumed                                              $ 26,497
                                                                    =======

       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                       EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        -----------------------------------------------
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     -----------------------------------------------------
                                           (Unaudited)

                                        AUGUST 31, 1998
                                        ---------------

NOTE 1.   GENERAL
           --------

   Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation, and Subsidiaries ("Emmis" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at August 31, 1998 and the results of its operations for the three and six months ended August 31, 1998 and 1997 and its cash flows for the six months ended August 31, 1998 and 1997.


NOTE 2.   PRO FORMA CONDENSED CONSOLIDATED STATEMENT
          OF OPERATIONS
          -------------

   On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City (the "WQCD Acquisition") for a cash purchase price of $141 million less approximately $13 million for cash purchase price adjustments relating to taxes. The total purchase price plus $20,042 of net current tax liabilities and $55,322 of deferred tax liabilites assumed, were allocated to property and equipment, broadcast license and goodwill based upon a preliminary appraisal. Broadcast license and goodwill are included in intangible assets in the accompanying balance sheet. The Company financed the acquisition through additional bank borrowings under its Credit Facility.

   Effective July 1, 1997 through the date of closing, the Company operated WQCD-FM under a time brokerage agreement.

   In June 1998, Emmis completed the sale of 4.6 million shares of its Class
A Common Stock at $42.00 per share resulting in total proceeds of $193 million (the "Offering"). Net proceeds of $182.6 million were used to repay outstanding obligations under the Credit Facility.

   On July 16, 1998, the Company entered into an amended and restated Credit Facility (the "Credit Facility"). See Note 6.

   On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for a cash purchase price of $287 million, including transaction costs, a $25 million promissory note due to the former owner, plus assumed program rights payable and other liabilities of approximately $27 million. The Company financed the acquisition through a $25 million advance payment, the $25 million promissory note (due July 15, 1999, bearing interest at 8%) and borrowings under the Credit Facility. Pledged as collateral for the promissory note is approximately $25 million of the Company's Class A Common Stock. At the option of the Company, the promissory note may be paid in cash or an equivalent amount of the Company's Class A Common Stock. The Company intends to pay this obligation in cash. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying balance sheet and are being amortized over 40 years. Amortization of television program rights is computed under either straight-line over the contract period or run value, which ever yields the greater amortization for each program on a monthly basis.
The SF Acquisition consists of four
Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

   The unaudited pro forma condensed consolidated statement of operations of the Company for the three and six month periods ended August 31, 1997, reflects adjustments to the condensed consolidated historical operating data of the Company to give effect to (i) the acquisitions of WALC-FM, WKKX-FM, WKBQ-AM, WTLC-FM and AM, and TEXAS MONTHLY and the disposition of WKBQ-AM, all of which occurred during the year ended February 28, 1998, (ii) the WQCD Acquisition,
(iii) the Offering and Credit Facility, and (iv) the SF Acquisition, as if such transactions had occurred as of March 1, 1997. The unaudited pro forma condensed consolidated statement of operations of the Company for the three and six month periods ended August 31, 1998 reflects adjustments to the condensed consolidated historical operating data of the Company to give effect to (i) the Offering and Credit Facility, (ii) the WQCD Acquisition, and (iii) the SF Acquisition, as if such transactions had occurred as of March 1, 1998.

   Preparation of the pro forma condensed consolidated financial information was based on assumptions deemed appropriate by management. The assumptions give effect to the acquisitions under the purchase method of accounting in accordance with generally accepted accounting principles. The pro forma condensed consolidated financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the financing activities, the acquisitions and disposition had been consummated at the beginning of the periods presented, nor does it purport to represent the future financial position and results of operations for future periods.

                               PRO FORMA CONDENSED CONSOLIDATED
                               --------------------------------
                                   STATEMENT OF OPERATIONS
                                    ----------------------
                   (Dollars in thousands, except per share data)

                                    Three Months Ended     Six Months Ended
                                         August 31,           August 31,
                                     ------------------     -----------------
                                      1997       1998        1997      1998
                                      ----       ----        ----      ----
                                   Pro forma   Pro forma  Pro forma  Pro forma
                                   ---------   ---------  ---------  ---------

Net broadcasting revenues             $ 48,990   $ 54,374   $ 96,177  $ 103,548
 Broadcasting operating expenses        25,575     28,608     53,612     57,695
 Amortization of TV program rights         882      1,089      1,764      1,971
 Publication and other revenue,
   net of operating expenses             1,006      1,241      1,748      2,704
 International business development
   expenses                                267        354        605        561
 Corporate expenses                      2,085      2,357      4,340      4,744
 Depreciation and amortization           7,133      8,059     14,230     15,768
 Noncash compensation                    1,585    (1,788)      2,412    (1,364)
                                        ------     ------     ------     ------
Operating income                        12,469     16,936     20,962     26,877
Interest expense                       (9,811)   (10,168)   (19,910)   (21,071)
Other income (expense), net               (10)      1,621        117      2,881
                                        ------     ------     ------     ------
Income before income taxes               2,648      8,389      1,169      8,687
Provision for income taxes               1,400      4,400        600      4,500
                                        ------     ------     ------     ------
Net income                             $ 1,248    $ 3,989      $ 569    $ 4,187
                                        ======     ======     ======     ======
Basic net income per share               $ .08      $ .25      $ .04      $ .27
                                        ======     ======     ======     ======
Diluted net income per share             $ .08      $ .25      $ .04      $ .26
                                        ======     ======     ======     ======

Weighted average shares outstanding
  Basic                           16,132,609  15,662,702  16,124,351  15,630,592
  Diluted                         16,208,030  16,077,505  16,227,649  16,077,470


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


NOTE 4.    ACCOUNTING PRONOUNCEMENTS
           -------------------------

   Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Comprehensive income was comprised of the following for the three and six month periods ended August 31, 1998 and 1997 (dollars in thousands):

                                   Three Months Ended     Six Months Ended
                                        August 31,            August 31,
                                  -------------------     ----------------
                                   1997         1998       1997      1998
                                   ----         ----       ----      ----
 Net income                      $4,672       $4,337     $8,040     $6,452
 Translation adjustment               -        (475)          -      (646)
                                 ------       ------     ------     ------
 Total comprehensive income      $4,672       $3,862     $8,040     $5,806
                                 ======       ======     ======     ======

NOTE 5.    INCOME TAXES
           ------------

   Under Statement of Financial Accounting Standards No. 109, the Company recognizes income taxes under the liability method. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes.

   Income tax expense is generally reported during interim periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.


NOTE 6.  PENDING ACQUISITION AND OTHER SIGNIFICANT EVENTS
         ------------------------------------------------
A. Pending Acquisition
   -------------------
   Effective March 20, 1998, the Company entered into an agreement to purchase the majority of the assets of Wabash Valley Broadcasting Corporation for approximately $90 million in cash. The acquisition consists of WTHI-TV, a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area, and WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida. The Company plans to close this acquisition in October 1998. The Company will account for this acquisition under the purchase method of accounting.

B. Amended and Restated Credit Facility
   ------------------------------------
   On July 16, 1998, the Company entered into an amended and restated Credit Facility. As a result of the early payoff of the refinanced debt, the Company recorded an extraordinary loss of approximately $1.6 million, net of taxes, in the quarter ending August 31, 1998 related to unamortized deferred debt issuance costs. The amended and restated Credit Facility matures on August 31, 2006, except for Term Note B, which matures on February 28, 2007 and consists of the following:

Credit Facility                                    Amount
---------------                                    ------

 Revolving Credit Facility                      $150,000,000
 Term Note A                                    $250,000,000
 Revolving Credit Facility/Term Note            $100,000,000
 Term Note B                                    $250,000,000

   The Credit Facility provides for Letters of Credit to be made available to the Company not to exceed $50,000,000. The aggregate amount of outstanding Letters of Credit and amounts borrowed under the Revolving Credit Facility cannot exceed the Revolving Credit Facility commitment.

   As of August 31, 1998, the Company had amounts outstanding under the Credit Facility of $223 million under Term Note A and $250 million under Term Note B. All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies from time to time, depending on Emmis' ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The Credit Facility requires the Company to maintain interest rate protection agreements through July 2001. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility. The notional amount of the agreements outstanding as of October 7, 1998 were $274 million. The agreements, which expire at various dates ranging from April 2000 to February 2001, establish ceilings of 6.5% to 8.0% on the LIBOR interest rate. The cost of these agreements are being amortized over the lives of the agreements and the amortization is included as a component of interest expense.

   The aggregate amount of the Revolving Credit Facility reduces quarterly beginning August 31, 2001. Amortization of the outstanding principal amount under the Term Notes and Revolving Credit Facility/Term Note is payable in quarterly installments beginning August 31, 2001. The annual amortization and reduction schedules as of August 31, 1998, assuming the entire $750 million Credit Facility is outstanding prior to the scheduled amortization payments are as follows:

                             SCHEDULED AMORTIZATION/REDUCTION OF
                              ----------------------------------
                                 CREDIT FACILITY AVAILABILITY
                                 ----------------------------
                                        (In thousands)
                                        Revolving
 Year      Revolving                      Credit
 Ended      Credit                      Facility/
February   Facility     Term Note A     Term Note    Term Note B
 28(29)   Amortization  Amortization  Amortization  Amortization  Total
-------- -------------  ------------  ------------  ------------  ----------
2002       $ 15,000      $ 25,000       $10,000        $1,875       $51,875
2003         22,500        37,500        15,000         2,500        77,500
2004         30,000        50,000        20,000         2,500       102,500
2005         33,750        56,250        22,500         2,500       115,000
2006         26,250        43,750        17,500         2,500        90,000
2007         22,500        37,500        15,000       238,125       313,125
            -------       -------       -------       -------      --------
Total      $150,000      $250,000      $100,000      $250,000      $750,000
            =======       =======       =======       =======      ========


   Commencing with the fiscal year ending February 28, 2002, in addition to the scheduled amortization/reduction of the Credit Facility, within 60 days after the end of each fiscal year, the Credit Facility is permanently reduced by 50% of the Company's excess cash flow if the ratio of adjusted debt (as defined in the Credit Facility) to EBITDA exceeds 4.5 to 1. Excess cash flow is generally defined as EBITDA reduced by cash taxes, capital expenditures, required debt service, increases in working capital (net of cash or cash equivalents), and $5,000,000. The net proceeds of any sale of certain assets must also be used to permanently reduce borrowings under the Credit Facility. If the ratio of adjusted debt to EBITDA is less than 5.5 to 1 and certain other conditions are met, the Company will be permitted in certain circumstances to reborrow the amount of the net proceeds within nine months solely for the purpose of funding an acquisition.

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

C. Other
   -----
   The board of directors elected not to grant options to acquire 100,000 shares of stock to the CEO for the year ended February 28, 1998. The Company has previously reflected in the financial statements noncash compensation totaling $2.9 million and a corresponding increase to additional paid in capital. The impact of this decision, net of other noncash compensation, is reflected in the statement of operations as ($1.8) million and ($1.4) million for three months and six months ended August 31, 1998, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

GENERAL

   The performance of a broadcasting group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and Operating Cash Flow. Emmis defines Broadcast Cash Flow as advertising revenues net of agency commissions, less broadcast operating expenses and amortization of TV program rights. Operating Cash Flow is defined by the Company as operating income before depreciation and amortization, time brokerage fees and noncash compensation expenses. Broadcast Cash Flow and Operating Cash Flow are not measures of liquidity or of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles. The
Company believes that Broadcast Cash Flow and Operating Cash Flow are useful because they are generally recognized by the broadcasting industry as measures of performance and are used by analysts who report on the performance of broadcast companies.


RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31,
1997

   Net broadcasting revenues for the quarter ended August 31, 1998 were $48.2 million compared to $33.9 million for the same quarter of the prior year, an increase of $14.3 million or 42.3%. Net broadcasting revenues for the six months ended August 31, 1998 were $83.7 million compared to $62.5 million for the same period of the prior year, an increase of $21.2 million or 34.0%.
These increases are principally due to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the commencement of operations of Slager Radio and the SF Acquisition, as well as the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, net broadcasting revenues increased $5.4 million or 11.0% for the quarter and increased $7.4 million or 7.7% for the six month period.

   Broadcasting operating expenses for the quarter ended August 31, 1998 were $24.0 million compared to $15.3 million for the same quarter of the prior year, an increase of $8.7 million or 56.8%. Broadcasting operating expenses for the six months ended August 31, 1998 were $44.1 million compared to $31.5 million for the same period of the prior year, an increase of $12.6 million or 39.7%. These increases are primarily attributable to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the commencement of operations of Slager Radio, and the SF Acquisition. On a pro forma basis, broadcasting operating expenses increased $3.0 million or 11.9% for the quarter and increased $4.1 million or 7.6% for the six month period.

   Broadcast Cash Flow for the quarter ended August 31, 1998 was $23.6 million compared to $18.6 million for the same quarter of the prior year, an increase of $5.0 million or 26.9%. Broadcast Cash Flow for the six months ended August 31, 1998 was $38.9 million compared to $30.9 million for the same period of the prior year, an increase of $8.0 million or 25.9%. These increases are principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, Broadcast Cash Flow increased $2.1 million or 9.5% for the quarter and increased $3.1 million or 7.6% for the six month period.

   Corporate expenses for the quarter ended August 31, 1998 were $2.0 million compared to $1.7 million for the same quarter of the prior year, an increase of $0.3 million or 14.0%. Corporate expenses for the six month period ended August 31, 1998 were $3.9 million compared to $3.4 million for same period of the prior year, an increase of $.5 million or 16.4%. These increases are primarily due to the establishment of a corporate division for publishing and television.

   International business development expenses for the quarter ended August 31, 1998 were $.4 million compared to $.3 million for the same quarter of the prior year. International business development expenses for the six month periods ended August 31, 1998 and 1997 were $.6 million. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

   Operating Cash Flow for the quarter ended August 31, 1998 was $22.5 million compared to $16.8 million for the same quarter of the prior year, an increase of $5.7 million or 33.7%. Operating Cash Flow for the six months ended August 31, 1998 was $37.1 million compared to $27.4 million for the same period of the prior year, an increase of $9.7 million or 35.5%. These increases are principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses, as discussed above, and an increase in publication and other revenue, net of operating expenses resulting from the acquisition of TEXAS MONTHLY. On a pro forma basis, Operating Cash Flow increased $2.0 million or 9.5% for the quarter and increased $3.7 million or 9.8% for the six month period.

   Interest expense was $7.1 million for the quarter ended August 31, 1998 compared to $4.4 million for the same quarter of the prior year, an increase of $2.7 million or 63.0%. Interest expense was $12.6 million for the six months ended August 31, 1998 compared to $7.0 million for the same period of the prior year, an increase of $5.6 million or 79.9%. These increases reflect higher outstanding debt due to the WTLC FM and AM, TEXAS MONTHLY, Slager Radio, WQCD-FM, and SF acquisitions and an escrow deposit related to the Wabash Valley acquisition. On a pro forma basis, interest expense increased $.4 million or 3.6% for the quarter and increased $1.2 million or 5.8% for the six month period.


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1998 to August 31, 1998 is due to the increase of net broadcasting revenues in the quarter ended August 31, 1998 compared to the quarter ended February 28, 1998.


   In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is expected to be completed in 1999 for an estimated cost of $32 million, net of reimbursable construction costs of $2 million. This amount reflects an increase over the original amount due to the acquisition of WTLC
FM and AM, and network and television acquisitions, as well as an increase in overall staffing. Certain factors such as additional studio costs related to digital technology and historical landmark requirements may cause the cost of this project to increase. The Company is funding this project through cash flow from operating activities.

   In the six month period ended August 31, 1998, the Company had capital expenditures of $16.5 million. These capital expenditures consist primarily of progress payments in connection with the Indianapolis building project.

   In June 1998, Emmis completed the sale of 4.6 million shares of its Class
A Common Stock at $42.00 per share resulting in net proceeds of $182.6 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.

   In July 1998, Emmis entered into an amended and restated Credit Facility. See Note 6 for further discussion.

   The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at August 31, 1998, working capital and capital expenditure requirements. To complete the acquisition of assets from Wabash Valley Broadcasting, the Company will increase its bank borrowings under its new Credit Facility. As part of its business strategy, the Company frequently evaluates potential acquisitions of radio and television stations. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.


YEAR 2000 COMPLIANCE

The Company has completed its assessment phase of year 2000 compliance for information technology for its radio broadcasting properties, publishing entities and corporate. It has also completed its assessment of other equipment, including broadcast equipment, at some radio properties. Year 2000 compliance at newly acquired properties is being assessed. It has been determined that certain information technology and other equipment is represented by its vendors to be year 2000 compliant. This technology and equipment will be tested prior to August 31, 1999. Technology and equipment that is currently not represented as year 2000 compliant will be upgraded or replaced, and tested prior to August 31, 1999. In connection with the Company's move of its corporate and Indianapolis operations to an office building in downtown Indianapolis, in early 1999, substantially all information technology and other equipment in the building will be year 2000 compliant. Given the status of the Company's assessment phase, the Company is in the process of determining the total cost of remediation relating to year 2000 issues. The Company intends to fund all expenditures relating to year 2000 remediation from current operations. If certain broadcast equipment and information technology is not year 2000 compliant prior to January 1, 2000, a station using that equipment or information technology might not be able to broadcast and process transactions. If this were to occur, temporary solutions or processes not involving the malfunctioning equipment could be developed. The Company intends to develop a contingency plan for use of such temporary solutions.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of the shareholders of the Company held on June 23, 1998, the following matters received the following votes:

                                    VOTES         VOTES
        MATTER DESCRIPTION           FOR         AGAINST   ABSTAINING
        ------------------          -----        -------   ----------
1.  Election of Directors:
      Jeffrey H. Smulyan . . .     9,307,252          -      23,064
      Doyle L. Rose  . . . . .     9,307,252          -      23,064
      Gary L. Kaseff . . . . .     9,307,252          -      23,064
      Lawrence B. Sorrel . . .     9,307,252          -      23,064
      Susan B. Bayh* . . . . .     9,307,252          -      23,064
      Richard A. Leventhal*. .     9,307,252          -      23,064
           * Class A Director

2. Approval of the name change
     From Emmis Broadcasting
     Corporation to Emmis
     Communications Corporation.   9,327,902      1,894         520

3. Approval of Appointment of
     Auditors . . . . . . . . .    9,927,360        626       2,330

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.

     The following exhibits are filed or incorporated by reference as a part of this report:

3.1  Articles of Amendment to Articles of Incorporation
3.2  Amendment to the Amended and Restated Code of By-Laws
10.1 Second Amended and Restated Revolving Credit and Term Loan Agreement
10.2 1st Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement
11   Statements re: Calculations of per share net income
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)

     REPORTS ON FORM 8-K

     The Company filed Form 8-K on June 22, 1998, to report the closing of its purchase of radio station WQCD-FM in New York City. On July 31, 1998, the Company filed Form 8-K to report the closing of the SF
Acquisition and the change of its name from Emmis Broadcasting
Corporation to Emmis Communications Corporation.

     Additionally, the Company filed Form 8-K/A on September 29, 1998, to include the financial statements of SF Broadcasting of Wisconsin, Inc. And SF Multistations, Inc. and Subsidiaries as of June 28, 1998 and December 28, 1997 and pro forma financial information.


                                           SIGNATURES
                                           -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EMMIS COMMUNICATIONS CORPORATION



Date: October 8, 1998                  By:  /s/ Howard L. Schrott
                                      -------------------------
                                       Howard L. Schrott
                                       Vice President(Authorized
                                       Corporate Officer), Chief
                                       Financial Officer and Treasurer