Form 10-Q
period 1998-11-30
EMMIS COMMUNICATIONS CORP
filed 1999-01-14
CIK 783005

As filed with the Securities and Exchange Commission on January 14, 1999

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1998 or

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

    ONE EMMIS PLAZA
  40 MONUMENT CIRCLE
      SUITE 700
    INDIANAPOLIS, INDIANA                                 46204
(Address of principal executive offices)               (Zip Code)

                         (317) 266-0100
      (Registrant's Telephone Number, Including Area Code)

                    950 NORTH MERIDIAN STREET
                           SUITE 1200
                  INDIANAPOLIS, INDIANA 46204
(Former Name, Former Address and Former Fiscal Year, if Changed Since
                          Last Report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
----   --       ----

  The number of shares outstanding of each of the Registrant's classes of common stock, as of January 13, 1999, was:

   13,138,286 Shares of Class A Common Stock, $.01 Par Value
    2,560,610 Shares of Class B Common Stock, $.01 Par Value


                              INDEX



                                                                    Page

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .5

      Condensed Consolidated Balance Sheets
        at February 28, 1998 and November 30, 1998 . . . . . . . . . .5

      Condensed Consolidated Statements of
        Operations for the three and nine months
        ended November 30, 1997 and 1998 . . . . . . . . . . . . . . .7

      Condensed Consolidated Statements of Cash
        Flows for the nine months ended
         November 30, 1997 and 1998. . . . . . . . . . . . . . . . . .9

      Notes to Condensed Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . . . . 12

  Item 2. Management's Discussion and
       Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . 20

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and
Subsidiaries as of November 30, 1998 and the related condensed consolidated statements of operations for the three-months and nine-months ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-months ended
November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Communications Corporation as of February 28, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and, in our report dated March 31, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
December 17, 1998.









ITEM 1.  FINANCIAL STATEMENTS

              EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                (Dollars in thousands, except per share data)

                                                   February 28,   November 30,
                                                       1998           1998
                                                     -------         -------
                                                     (Note 1)     (unaudited)


                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $ 5,785       $ 5,320
  Accounts receivable, net                              32,120        56,557
  Current income tax receivable                          4,968             -
  Prepaid expenses and other                             8,279        16,278
                                                      --------      --------

    Total current assets                                51,152        78,155

  Property and equipment, net                           33,446       101,896
  Intangible assets, net                               234,558       801,351
  Other assets, net                                     14,232        28,436
                                                      --------      --------

    Total assets                                     $ 333,388   $ 1,009,838
                                                      ========     =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current portion of other long-term liabilities         2,051         2,050
  Accounts payable                                      13,140        10,556
  Accrued salaries and commissions                       2,893         6,018
  Accrued interest                                       2,421        10,044
  Deferred revenue                                       7,985         6,994
  Current portion of TV program rights payable               -         5,307
  Income taxes payable                                       -        17,480
  Note payable-SF Acquisition                                -        25,000
  Other                                                  1,579        15,043
                                                       -------       -------

    Total current liabilities                           30,069        98,492

CREDIT FACILITY                                        215,000       539,000

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION            -        25,606

OTHER LONG-TERM LIABILITIES, NET OF CURRENT PORTION     14,975        20,957

MINORITY INTEREST                                        1,875             -

DEFERRED INCOME TAXES                                   26,259        87,128
                                                       -------       -------

  Total liabilities                                    288,178       771,183
                                                       -------       -------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,430,660 shares at
  February 28, 1998 and 13,105,944 shares
  at November 30, 1998                                      84           131
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,560,894 shares at
  February 28, 1998 and 2,560,610 at November 30, 1998      26            26
  Additional paid-in capital                            72,753       257,341
  Accumulated deficit                                 (27,653)      (18,190)
  Cumulative translation adjustments                         -         (653)
                                                       -------       -------

    Total shareholders' equity                          45,210       238,655
                                                       -------       -------

    Total liabilities and shareholders'
      equity                                         $ 333,388   $ 1,009,838
                                                       =======     =========


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

                                      Three Months Ended      Nine Months Ended
                                          November 30,            November 30,
                                          (Unaudited)             (Unaudited)
                                    --------------------     ------------------
                                         1997      1998     1997       1998
                                        ------    ------   ------     ------
GROSS BROADCASTING REVENUES           $ 43,003  $ 72,839  $116,878   $172,077

LESS:  AGENCY COMMISSIONS                6,758    11,215    18,182     26,800
                                       -------   -------   -------    -------

NET BROADCASTING REVENUES              36,245     61,624     98,696    145,277

  Broadcasting operating expenses      19,200     32,108     50,739     76,182

  Amortization of TV program rights         -      1,363          -      2,011

  Publication and other revenue, net
    of operating expenses                 556      1,823      1,047      4,527

  International business development
    expenses                              327        413        932        974

  Corporate expenses                    1,966      2,453      5,338      6,379

  Depreciation and amortization         1,902      8,683      5,407     18,595

  Noncash compensation                  1,120        342      3,532    (1,022)

  Time brokerage fee                    2,126          -      3,542      2,220
                                      -------    -------    -------    -------
OPERATING INCOME                       10,160     18,085     30,253     44,465
                                      -------    -------    -------    -------

OTHER INCOME (EXPENSE):
  Interest expense                    (3,337)   (12,313)   (10,356)   (24,942)
  Minority interest                         -          -          -      1,875
  Other income (expense), net             116      1,190        322      2,313
                                      -------    -------    -------    -------

         Total Other Income (Expense) (3,221)   (11,123)   (10,034)   (20,754)
                                      -------    -------    -------    -------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                    6,939      6,962     20,219     23,711

PROVISION FOR INCOME TAXES              2,860      3,950      8,100     12,650

NET INCOME BEFORE EXTRAORDINARY ITEM    4,079      3,012     12,119     11,061
                                      -------    -------    -------    -------

EXTRAORDINARY ITEM, NET OF TAX              -          -          -      1,597
                                      -------    -------    -------    -------

NET INCOME                            $ 4,079    $ 3,012   $ 12,119    $ 9,464
                                     ========    =======   ========    =======


  Basic net income per share          $   .38    $   .19    $  1.10    $   .67
                                     ========    =======    =======    =======

  Diluted net income per share        $   .36    $   .19    $  1.06    $   .66
                                     ========    =======    =======    =======

  Weighted average common shares outstanding:
    Basic                          10,867,289 15,654,123 11,034,856 14,046,628
    Diluted                        11,348,632 15,965,611 11,450,283 14,447,764


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

                                                 Nine Months Ended November 30,
                                                            (Unaudited)
                                                        -------------------
                                                           1997        1998
                                                           ----        ----
OPERATING ACTIVITIES:
  Net income                                            $ 12,119    $ 9,464
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Extraordinary item                                       -      1,597
      Depreciation and amortization of
        property and equipment                             1,866      6,306
      Amortization of debt issuance costs
        and cost of interest rate cap agreements           1,920        910
      Amortization of intangible assets                    3,541     12,289
      Amortization of TV program rights                        -      2,011
      Deferred income taxes                              (1,250)      5,547
      Noncash compensation                                 3,532    (1,022)
      Other                                                  894    (2,377)
      (Increase) decrease in certain current
        assets (net of dispositions and acquisitions) -
          Accounts receivable                           (16,362)   (24,437)
          Prepaid expenses and other                       1,338    (4,131)
      Increase (decrease) in certain current
        liabilities (net of dispositions and acquisitions) -
          Accounts payable                                 1,566    (3,211)
          Accrued salaries and commissions                 2,051      2,810
          Accrued interest                                   646      7,623
          Deferred revenue                                    29      (991)
          Other                                            2,602      6,796
      Increase (decrease) in other assets, net             (958)      3,836
      Increase in other liabilities                            -      7,345
                                                           -----      -----

        Net cash provided by operating
          activities                                      13,534     30,365
                                                           -----      -----


INVESTING ACTIVITIES:
  Purchases of property and equipment                    (6,492)   (26,224)
  Proceeds from sale of equipment                              -        607
  Acquisition of WQCD-FM                                       -  (128,449)
  Acquisition of SF Broadcasting                               -  (287,293)
  Acquisition of Wabash Valley Broadcasting                    -   (88,905)
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM          (36,964)          -
  Acquisition of WTLC-FM and WTLC-AM                    (15,336)          -
  Acquisition of Cincinnati Magazine                     (1,979)          -
  Acquisition of Network Indiana                           (709)          -
                                                          ------    -------

        Net cash used by investment
          activities                                    (61,480)  (530,264)
                                                         -------    -------

FINANCING ACTIVITIES:
  Payments on long-term debt                            (11,224)  (410,157)
  Proceeds from long-term debt                            79,200    733,500
  Proceeds (purchase) of Class A Common Stock,
    net of transaction costs                             (7,000)    182,640
  Purchase of interest rate cap agreements and
    other debt related costs                             (4,230)    (8,912)
  Proceeds from exercise of stock options and
    related income tax benefits                            2,302      3,016
                                                          ------     ------

        Net cash provided by
          financing activities                            59,048    500,087
                                                          ------     ------

EFFECT OF EXCHANGE RATES ON CASH                               -      (653)
                                                          ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          11,102      (465)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,191      5,785
                                                          ------     ------

  End of period                                          $12,293    $ 5,320
                                                          ======     ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 7,789   $ 15,301
    Income taxes                                           6,575   $  1,460


ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                          $44,642
  Cash paid                                               43,642
                                                         -------
  Liabilities assumed                                    $ 1,000
                                                         =======
ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                                    $203,813
  Cash paid                                                         128,449
                                                                   --------
  Liabilities assumed                                              $ 75,364
                                                                   ========
ACQUISITION OF SF BROADCASTING:
  Fair value of assets acquired                                    $342,809
  Cash paid                                                         287,293
  Note payable                                                       25,000
                                                                   --------
  Liabilities assumed                                              $ 30,516
                                                                   ========
ACQUISITION OF WABASH VALLEY BROADCASTING:
  Fair value of assets acquired                                    $100,276
  Cash paid                                                          88,905
                                                                    -------
  Liabilites assumed                                               $ 11,371
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

                                          NOVEMBER 30, 1998
                                           ---------------

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

   In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at November 30, 1998 and the results of its operations for the three and nine months ended November 30, 1998 and 1997 and its cash flows for the nine months ended November 30, 1998 and 1997.


NOTE 2.   PRO FORMA CONDENSED CONSOLIDATED STATEMENT
          OF OPERATIONS
          -------------

   On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City (the "WQCD Acquisition") for a cash purchase price of $141 million (including transaction costs) less approximately $13 million for cash purchase price adjustments relating to taxes. The total purchase price plus $20,042 of net current tax liabilities and $55,322 of deferred tax liabilities assumed, were allocated to property and equipment, broadcast license and goodwill based upon a preliminary appraisal. Broadcast license and goodwill are included in intangible assets in the accompanying balance sheet. The Company financed the acquisition through additional bank borrowings under its Credit Facility.

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

   On July 16, 1998, the Company entered into an amended and restated Credit Facility (the "Credit Facility"). See Note 6.

   On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for a cash purchase price of $287 million (including transaction costs), a $25 million promissory note due to the former owner, plus assumed program rights payable and other
liabilities of approximately $30.5 million.   The Company financed the
acquisition through a $25 million advance payment, the $25 million promissory note (due July 15, 1999, bearing interest at 8%) and borrowings under the Credit Facility. Pledged as collateral for the promissory note is approximately $25 million of the Company's Class A Common Stock. At the option of the Company, the promissory note may be paid in cash or an equivalent amount of the Company's Class A Common Stock. The Company intends to pay this obligation in cash. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying balance sheet and are being amortized over 40 years. Television program rights are included in prepaid expenses and other, and other assets, net in the accompanying condensed consolidated balance sheets. Amortization of television program rights is computed under either straight-line over the contract period or run value, which ever yields the greater amortization for each program on a monthly basis.
The SF Acquisition consists of four Fox network affiliated television stations:
WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale
Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

   Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (collectively the "Wabash Acquisition") for a cash purchase price of $88.9 million (including transaction costs), plus assumed program rights payable and other liabilities of approximately $11.4 million. The Company financed the acquisition through a $9 million advance payment and borrowings under the Credit Facility. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying balance sheet and are being amortized over 40 years. Television program rights are included in prepaid expenses and other, and other assets, net in the accompanying condensed consolidated balance sheets. Amortization of television program rights is computed under either straight-line over the contract period or run value, which ever yields the greater amortization for each program on a monthly basis. The Wabash Acquisition consists of WFTX-TV , a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area.

   The unaudited pro forma condensed consolidated statement of operations of the Company for the three months ended November 30, 1997, reflects adjustements to the condensed consolidated historical operating data of the Company to give effect to (i) the acquisitions of WTLC-FM and AM and Texas Monthly all of which ocurred during the year ended February 28, 1998, (ii) the WQCD Acqusition, (iii) the Offering and Credit Facility, (iv) the SF Acquisition, and (v) the Wabash Acquisition, as if such transactions had ocurred as of September 1, 1997. The unaudited pro forma condensed consolidated statement of operations of the Company for the nine months ended November 30, 1997, reflects adjustments to the condensed consolidated historical operating data of the Company to give effect to (i) the acquisitions of WALC-FM, WKKX-FM, WKBQ-AM, WTLC-FM and AM, and Texas Monthly and the disposition of WKBQ-AM, all of which occurred during the year ended February 28, 1998, (ii) the WQCD Acquisition, (iii) the Offering and Credit Facility, (iv) the SF Acquisition, and (v) the Wabash Acquisition, as if such transactions had occurred as of March 1, 1997. The unaudited pro forma condensed consolidated statement of operations of the Company for the three months ended November 30, 1998 reflects adjustments to the condensed consolidated historical operating data of the Company to give effect to the Wabash Acquisition, as if such transaction had ocurred as of September 1, 1998. The unaudited pro forma condensed consolidated statement of operations of the Company for the nine months ended November 30, 1998 reflects adjustments to the condensed consolidated historical operating data of the Company to give effect to (i) the Offering and Credit Facility, (ii) the WQCD Acquisition, (iii) the SF Acquisition, and (iv) the Wabash Acquisition, as if such transactions had occurred as of March 1, 1998.

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

                               PRO FORMA CONDENSED CONSOLIDATED
                               --------------------------------
                                   STATEMENT OF OPERATIONS
                                    ----------------------
                        (Dollars in thousands, except per share data)

                                    Three Months Ended     Nine Months Ended
                                        November 30,          November 30,
                                    ------------------     -----------------
                                       1997       1998        1997      1998
                                       ----       ----        ----      ----
                                    Pro forma   Pro forma  Pro forma  Pro forma
                                    ----------  ---------  ---------  ---------
Net broadcasting revenues            $ 56,297   $ 63,286   $ 161,327 $ 176,564
 Broadcasting operating expenses       31,520     33,124      90,182    96,320
 Amortization of TV program rights      1,386      1,570       3,908     4,662
 Publication and other revenue,
   net of operating expenses            1,613      1,823       3,361     4,527
 International business development
   expenses                               327        413         932       974
 Corporate expenses                     2,216      2,453       6,088     6,779
 Depreciation and amortization          7,963      8,964      23,879    26,360
 Noncash compensation                   1,120        342       3,532   (1,022)
                                       ------     ------      ------    ------
Operating income                       13,378     18,243      36,167    47,018
Interest expense                     (11,633)   (11,407)    (34,898)  (35,219)
Other income (expense), net                72      1,190         363     4,013
                                       ------     ------      ------    ------
Income before income taxes              1,817      8,026       1,632    15,812
Provision for income taxes                945      4,174         849     8,222
                                       ------     ------      ------    ------
Net income                            $   872    $ 3,852     $   783   $ 7,590
                                       ======     ======      ======    ======
Basic net income per share              $ .06      $ .25       $ .05     $ .49
                                       ======     ======      ======    ======
Diluted net income per share            $ .05      $ .24       $ .05     $ .47
                                       ======     ======      ======    ======

Weighted average shares outstanding
  Basic                            15,467,289 15,654,123  15,634,856 15,635,719
  Diluted                          15,948,632 15,965,611  16,050,283 16,036,855


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


NOTE 4.    ACCOUNTING PRONOUNCEMENTS
           -------------------------

   Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Comprehensive income was comprised of the following for the three and nine month periods ended November 30, 1998 and 1997 (dollars in thousands):


                                  Three Months Ended     Nine Months Ended
                                     November 30,           November 30,
                                  -------------------     ----------------
                                   1997         1998       1997       1998
                                   ----         ----       ----       ----
 Net income                      $4,079       $3,012    $12,119      $9,464
 Translation adjustment               -         (7)           -       (653)
                                 ------       ------    -------      ------
 Total comprehensive income      $4,079       $3,005    $12,119      $8,811
                                 ======       ======    =======      ======


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


NOTE 6.  OTHER SIGNIFICANT EVENTS
         ------------------------

A. Amended and Restated Credit Facility
   ------------------------------------
   On July 16, 1998, the Company entered into an amended and restated Credit Facility. As a result of the early payoff of the refinanced debt, the Company recorded an extraordinary loss of approximately $ 1.6 million, net of taxes, during the nine months ended November 30, 1998 related to unamortized deferred debt issuance costs. The amended and restated Credit Facility matures on August 31, 2006, except for Term Note B which matures on February 28, 2007, and consists of the following:

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

   As of November 30, 1998, the Company had amounts outstanding under the Credit Facility of $250 million under Term Note A, $250 million under Term Note B and $39 million under the Revolving Credit Facility. All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies from time to time, depending on Emmis' ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The Credit Facility requires the Company to maintain interest rate protection agreements through July 2001. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility. The notional amount of the agreements outstanding as of November 30, 1998 were $274 million. The agreements, which expire at various dates ranging from April 2000 to February 2001, establish ceilings of 6.5% to 8.0% on the LIBOR interest rate. The cost of these agreements are being amortized over the lives of the agreements and the amortization is included as a component of interest expense.

   The aggregate amount of the Revolving Credit Facility reduces quarterly beginning August 31, 2001. Amortization of the outstanding principal amount under the Term Notes and Revolving Credit Facility/Term Note is payable in quarterly installments beginning August 31, 2001. The annual amortization and reduction schedules as of November 30, 1998, assuming the entire $750 million Credit Facility is outstanding prior to the scheduled amortization payments are as follows:

                             SCHEDULED AMORTIZATION/REDUCTION OF
                              ----------------------------------
                                 CREDIT FACILITY AVAILABILITY
                                 ----------------------------

                                        (In thousands)
                                        Revolving
 Year      Revolving                      Credit
 Ended      Credit                      Facility/
February   Facility     Term Note A     Term Note    Term Note B
 28(29)   Amortization  Amortization  Amortization  Amortization  Total
-------- -------------  ------------  ------------  ------------  ----------
2002        $ 15,000     $ 25,000      $ 10,000      $  1,875    $ 51,875
2003          22,500       37,500        15,000         2,500      77,500
2004          30,000       50,000        20,000         2,500     102,500
2005          33,750       56,250        22,500         2,500     115,000
2006          26,250       43,750        17,500         2,500      90,000
2007          22,500       37,500        15,000       238,125     313,125
             -------      -------       -------       -------     -------
Total       $150,000     $250,000      $100,000      $250,000    $750,000
             =======     ========      ========       =======     =======

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

B. Other
   -----
   The board of directors elected not to grant options to acquire 100,000 shares of stock to the CEO for the year ended February 28, 1998. The Company had previously reflected in the financial statements noncash compensation totaling $2.9 million and a corresponding increase to additional paid in capital. The impact of this decision, net of other noncash compensation, is reflected in the statement of operations as ($1.0) million for the nine months ended November 30, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The performance of a broadcasting group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and Operating Cash Flow. Emmis defines Broadcast Cash Flow as broadcast advertising revenues net of agency commissions, less broadcast operating expenses and amortization of TV program rights. Operating Cash Flow is defined by the Company as operating income before depreciation and amortization, time brokerage fees and noncash compensation expenses. Broadcast Cash Flow and Operating Cash Flow are not measures of liquidity or of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles. The Company believes that Broadcast Cash Flow and Operating Cash Flow are useful because they are generally recognized by the broadcasting industry as measures of performance and are used by analysts who report on the performance of broadcast companies.


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NOVEMBER 30, 1997

   Net broadcasting revenues for the quarter ended November 30, 1998 were $61.6 million compared to $36.2 million for the same quarter of the prior year, an increase of $25.4 million or 70.2%. Net broadcasting revenues for the nine months ended November 30, 1998 were $145.3 million compared to $98.7 million for the same period of the prior year, an increase of $46.6 million or 47.2%. These increases are principally due to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the commencement of operations of Slager Radio, the SF Acquisition, and the Wabash Acquisition, as well as improved performance at the Company's properties in New York and Chicago. On a pro forma basis, net broadcasting revenues increased $7.0 million or 12.4% for the quarter and increased $15.2 million or 9.4% for the nine month period. These pro forma increases are principally due to improved perfomance at the Company's properties in New York and Chicago.

   Broadcasting operating expenses for the quarter ended November 30, 1998 were $32.1 million compared to $19.2 million for the same quarter of the prior year, an increase of $12.9 million or 67.2%. Broadcasting operating expenses for the nine months ended November 30, 1998 were $76.2 million compared to $50.7 million for the same period of the prior year, an increase of $25.5 million or 50.1%. These increases are primarily attributable to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the commencement of operations of Slager Radio, the SF Acquisition, and the Wabash Acquisition. On a pro forma basis, broadcasting operating expenses increased $1.6 million or 5.1% for the quarter and increased $6.1 million or 6.8% for the nine month period. These pro forma increases are principally due to expenses associated with higher revenues.

   Broadcast Cash Flow for the quarter ended November 30, 1998 was $28.2 million compared to $17.0 million for the same quarter of the prior year, an increase of $11.2 million or 65.2%. Broadcast Cash Flow for the nine months ended November 30, 1998 was $67.1 million compared to $48.0 million for the same period of the prior year, an increase of $19.1 million or 39.9%. These increases are principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, Broadcast Cash Flow increased $5.2 million or 22.2% for the quarter and increased $8.3 million or 12.4% for the nine month period. These pro forma increases are principally due to improved operations at the Company's properties in New York and Chicago

   Corporate expenses for the quarter ended November 30, 1998 were $2.5 million compared to $2.0 million for the same quarter of the prior year, an increase of $0.5 million or 25.0%. Corporate expenses for the nine month period ended November 30, 1998 were $6.4 million compared to $5.3 million for same period of the prior year, an increase of $1.1 million or 19.5%. These increases are primarily due to the establishment of a corporate division for publishing and television.

   International business development expenses for the quarter ended November 30, 1998 were $.4 million compared to $.3 million for the same quarter of the prior year. International business development expenses for the nine month period ended November 30, 1998 was $1.0 million compared to .9 million for the same period of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

   Operating Cash Flow for the quarter ended November 30, 1998 was $27.1 million compared to $15.3 million for the same quarter of the prior year, an increase of $11.8 million or 77.2%. Operating Cash Flow for the nine months ended November 30, 1998 was $64.3 million compared to $42.7 million for the same period of the prior year, an increase of $21.6 million or 50.4%. These increases are principally due to increased net broadcasting revenues offset by increased broadcasting operating expenses, as discussed above, and an increase in publication and other revenue net of operating expenses resulting from the acquisition of Texas Monthly. On a pro forma basis, Operating Cash Flow increased $5.1 million or 22.7% for the quarter and increased $8.8 million or 13.8% for the nine month period.

   Interest expense was $12.3 million for the quarter ended November 30, 1998 compared to $3.3 million for the same quarter of the prior year, an increase of $9.0 million or 269.0%. Interest expense was $24.9 million for the nine months ended November 30, 1998 compared to $10.4 million for the same period of the prior year, an increase of $14.5 million or 140.9%. These increases reflect higher outstanding debt due to the WTLC FM and AM, Texas Monthly, Slager Radio, WQCD-FM, SF and Wabash acquisitions. On a pro forma basis, interest expense decreased $0.2 million or 1.9% for the quarter and increased $.3 million or 0.9% for the nine month period.


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1998 to November 30, 1998 is due to the increase of net broadcasting revenues in the quarter ended November 30, 1998 compared to the quarter ended February 28, 1998.

   In August 1996, Emmis announced its plan to build an office building in downtown Indianapolis for its corporate office and its Indianapolis operations. The project is in the final stages of completion.
   In the nine month period ended November 30, 1998, the Company had capital expenditures of $26.2 million. These capital expenditures consist primarily of progress payments in connection with the Indianapolis building project.

   In June 1998, Emmis completed the sale of 4.6 million shares of its Class
A Common Stock at $42.00 per share resulting in net proceeds of $182.6 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.

   In July 1998, Emmis entered into an amended and restated Credit Facility. See Note 6 for further discussion.

   The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at November 30, 1998, working capital and capital expenditure requirements. As part of its business strategy, the Company frequently evaluates potential acquisitions of radio and television stations. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.


YEAR 2000 COMPLIANCE

The Company has completed its assessment phase of year 2000 compliance for information technology for its radio broadcasting properties, publishing entities and corporate. It has also completed its assessment of other equipment, including broadcast equipment, at some radio properties.
Assessment of year 2000 compliance at newly acquired properties is partially completed. It has been determined that certain information technology and other equipment is represented by its vendors to be year
2000 compliant.  The Company is in the process of testing this technology and equipment.  Testing should be completed by August 31, 1999.
Technology and equipment that is currently not represented as year 2000 compliant will be upgraded or replaced, and tested prior to August
31, 1999. In connection with the Company's move of its corporate and Indianapolis operations to an office building in downtown Indianapolis substantially all information technology and other equipment in the building will be year 2000 compliant. The Company intends to upgrade broadcast equipment at radio properties that are not currently utilizing digital equipment. Currently, the Company estimates that this upgrade to digital will cost approximately $1.0 million. The Company believes this upgrade will
make the radio broadcast equipment year 2000 compliant.   The Company
has completed its assessment of information technology, and other equipment at some of its television stations and estimates that costs to make such equipment year 2000 compliant will be approximately $1.0 million. The Company intends to fund all expenditures relating to year
2000 remediation from current operations. The Company has not separately tracked costs incurred to date relating to year 2000 compliance, however, Company management believes that these costs have been insignificant. If certain broadcast equipment and information technology is not year 2000 compliant prior to January 1, 2000, a station using that equipment and information technology might not be able to broadcast and process transactions. If this were to occur, temporary solutions or processes not involving the malfunctioning equipment could be implemented. The Company intends to develop a contingency plan which would be used to implement such temporary solutions.

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


                                      EMMIS COMMUNICATIONS CORPORATION



Date: January 14, 1999                  By:  /s/ Howard L. Schrott
                                      -------------------------
                                       Howard L. Schrott
                                       Vice President(Authorized
                                         Corporate Officer),
                                       Chief Financial Officer and
                                         Treasurer