Form 10-K/A
period 1998-02-28
EMMIS COMMUNICATIONS CORP
filed 1999-04-30
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 30, 1999

(MARK ONE)
                                  AMENDMENT TO
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

COMMISSION FILE NUMBER 0-23264

                         EMMIS BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                 INDIANA                                      35-1542018
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

  950 NORTH MERIDIAN STREET, SUITE 1200                          46204
          Indianapolis, Indiana                               (Zip Code)
(Address of principal executive offices)

                                  317/266-0100
                          Registrant's Telephone Number

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Class A Common Stock, $.01 par value
                                 Title of Class

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 9

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

         The number of shares outstanding of each of the registrant's classes of common stock, as of April 22, 1998, was:

                 8,452,694 Class A Common Shares, $.01 par value
                 2,560,894 Class B Common Shares, $.01 par value

                 Documents Incorporated by Reference: See Page 2

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                  FORM 10-K/A REFERENCE
---------                                                  ---------------------

Proxy Statement Dated May 21, 1998                                Part III

                         EMMIS BROADCASTING CORPORATION

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                                                                              PAGE

PART I                                                                          4
  Item 1.  Business                                                             4
  Item 2.  Properties                                                          25
  Item 3.  Legal Proceedings                                                   26
  Item 4.  Submission of Matters to a Vote of Security Holders                 26

PART II                                                                        27
  Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters                                                             27
  Item 6.  Selected Financial Data                                             28
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                            29
  Item 8.  Financial Statements and Supplementary Data                         35
  Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                            59

PART III                                                                       60
  Item 10.  Directors and Executive Officers of the Registrant                 60
  Item 11.  Executive Compensation                                             60
  Item 12.  Security Ownership of Certain Beneficial Owners and Management     60
  Item 13.  Certain Relationships and Related Transactions                     60

PART IV                                                                        61
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   61

Signatures                                                                     63



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

         Through a combination of acquisitions and internal growth, the Company's broadcast/publishing cash flow has grown from $16.2 million (when the Company owned five radio stations and Indianpolis Monthly) in fiscal 1993 to $85.2 million in fiscal 1998 (on a pro forma basis after giving effect to the Acquisition Transactions, as defined below, and the radio stations acquired by the Company during fiscal 1998). The Company has successfully created top-performing radio stations that are ranked, in terms of primary demographic target audience share, among the top ten stations in the New York City, Los Angeles, Chicago, St. Louis and Indianapolis radio markets according to the Winter 1998 Ratings (the "Winter 1998 Arbitron Survey") published by The Arbitron Company ("Arbitron"). This success, along with awards from organizations such as the National Association of Broadcasters and Billboard and Rolling Stone magazines, has come primarily as a result of the Company's ability to attract and retain an experienced team of broadcast professionals who have focused on creating innovative programming and developing effective marketing and advertising sales programs. In addition, the Company believes that the location of its Radio Stations in large markets makes it attractive to radio advertisers and that the diversity of its radio markets reduces its dependence on any one economic sector or specific advertiser.

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

PENDING TRANSACTIONS

         Effective March 30, 1998, the Company entered into a definitive agreement with SF Broadcasting of Wisonsin, Inc. and SF Multistations, Inc. and Subsidiaries to acquire the SF TV Stations, consisting of WVUE-TV, New Orleans, Louisiana; WALA-TV, Mobile, Alabama; WLUK-TV, Green Bay, Wisconsin; and KHON-TV, Honolulu, Hawaii from SF Broadcasting of Wisconsin, Inc. and SF Multistations Inc, for approximately $307 million, with $257 million payable in cash at closing, $25 million payable at closing in either cash or Class A Common Stock at the Company's option, and $25 million with interest at 8% per annum payable one year after closing in either cash or Class A Common Stock at the Company's option (the "SF Acquisition"). The Company currently anticipates that it will pay all of the purchase price in cash.

         Effective March 20, 1998, the Company entered into a definitive agreement with Wabash Valley Broadcasting Corporation to acquire the Wabash Valley TV Stations, consisting of WFTX-TV, Fort Myers, Florida and WTHI-TV, Terre Haute, Indiana, as well as radio stations WTHI-FM, WTHI-AM and WWVR-FM in Terre Haute, Indiana, for approximately $90 million in cash (the "Wabash Valley Acquisition") payable at closing.

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

RADIO STATIONS

         The following table sets forth certain information regarding the Radio Stations operated by the Company and their broadcast markets:

                                                                                                                 RANKING IN
                                    MARKET        STATION      PRIMARY                                             PRIMARY
        STATION AND                 RANK BY      AUDIENCE    DEMOGRAPHIC                                         DEMOGRAPHIC
          MARKET                  REVENUE(1)     SHARE(2)    TARGET AGES            FORMAT                        TARGET(3)
          ------                  ----------     --------    -----------            ------                        ---------
Los Angeles                           1
  KPWR-FM                                           4.0        12-24           Dance/Contemporary Hit                 1
New York                              2
  WQHT-FM                                           5.5        12-24           Dance/Contemporary Hit                 1
  WRKS-FM                                           4.2        25-54           Classic Soul/Smooth R&B                3
  WQCD-FM(4)                                        3.2        25-54           Contemporary Jazz                     6t
Chicago                               3
  WKQX-FM                                           3.0        18-34           New Rock                               4
St Louis                             18
  KSHE-FM                                           5.0        18-34           Album Oriented Rock                    4
  WKKX-FM                                           4.2        18-34           Country                                5
  WALC-FM                                           2.9        18-44           Modern Adult Contemporary             7t
Indianapolis                         30
  WENS-FM                                           5.5        25-54           Adult Contemporary                     4
  WIBC-AM                                           8.5        35-64           News/Talk                              3
  WNAP-FM                                           4.7        25-54           Classic Rock                           5
  WTLC-FM                                           5.5        25-34           Urban Contemporary                     2
  WTLC-AM                                           1.2        25-54           Solid Gold Soul, Gospel and Talk      18

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

TELEVISION STATIONS

         The following table sets forth certain information regarding the SF TV Stations and the markets in which they operate:

                                                                             NUMBER OF                 STATION    LICENSE
TELEVISION        METROPOLITAN    AFFILIATION/     HOUSEHOLDS       DMA     STATIONS IN    STATION    AUDIENCE  EXPIRATION
  STATION          AREA SERVED       CHANNEL        IN DMA(1)     RANK(1)    MARKET(2)     RANK(3)    SHARE(4)     DATE
  -------          -----------       -------        ---------     -------    ---------     -------    --------     ----
WVUE-TV         New Orleans, LA       Fox/8          623,000        41            6            4           8      6/1/05
WALA-TV         Mobile,
                  AL-Pensacola, FL    Fox/10         450,000        62            5            3          10      4/1/05
WLUK-TV(5)      Green Bay, WI         Fox/11         381,000        70            5            4           9     12/1/05
KHON-TV(5)      Honolulu, HI          Fox/2          380,000        71            6            2          15      2/1/99


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

         The following table sets forth certain information regarding the Wabash Valley TV Stations and the markets in which they operate:

                                                                             NUMBER OF                 STATION    LICENSE
TELEVISION        METROPOLITAN    AFFILIATION/     HOUSEHOLDS       DMA     STATIONS IN    STATION    AUDIENCE  EXPIRATION
  STATION          AREA SERVED       CHANNEL        IN DMA(1)     RANK(1)    MARKET(2)     RANK(3)    SHARE(4)     DATE
  -------          -----------       -------        ---------     -------    ---------     -------    --------     ----
WFTX-TV         Fort Myers, FL        Fox/36         320,000          83           5            4          7       2/1/05
WTHI-TV         Terre Haute, IN       CBS/10         157,000         140           3           1           29      8/1/05

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

         WENS-FM (Indianapolis)                        August 1, 2004
         WKQX-FM (Chicago)                             December 1, 2004
         KSHE-FM (St. Louis)                           February 1, 2005
         KPWR-FM (Los Angeles)                         December 1, 1997*
         WQHT-FM (New York)                            June 1, 1998*
         WQCD-FM (New York)                            June 1, 1998*
         WIBC-AM (Indianapolis)                        August 1, 2004
         WNAP-FM (Indianapolis)                        August 1, 2004
         WRKS-FM (New York)                            June 1, 1998*
         WKKX-FM (St. Louis)                           December 1, 2004
         WALC-FM (St. Louis)                           December 1, 2004
         WTLC-AM (Indianapolis)                        August 1, 2004
         WTLC-FM (Indianapolis)                        August 1, 2004
         WTHI-AM (Terre Haute)                         August 1, 2004
         WTHI-AM (Terre Haute)                         August 1, 2004
         WWVR-FM (Terre Haute)                         August 1, 2004
         WTHI-TV (Terre Haute)                         August 1, 2005
         WFTX-TV(Fort Myers)                           February 1, 2005
         WALA-TV (Mobile)                              April 1, 2005
         WVUE-TV (New Orleans)                         June 1, 2005
         WLUK-TV (Green Bay)                           December 1, 2005
         KHON-TV (Honolulu)                            February 1, 1999
         KAII-TV (Maui)                                February 1, 1999
         KHAW-TV (Hawaii)                              February 1, 1999

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

                                                          YEAR PLACED    OWNED OR            EXPIRATION DATE
             PROPERTY                                     IN SERVICE      LEASED                OF LEASE
             --------                                     ----------      ------                --------

WENS-FM/WNAP-FM/Corporate Headquarters                       1990         Leased              February 2000(1)(4)
Indianapolis Monthly
950 North Meridian Street
Indianapolis, Indiana
WENS-FM Tower                                                1985          Owned                         --
WNAP-FM Tower                                                1981          Owned                         --

KSHE-FM                                                      1986         Leased             September 2007
700 St. Louis Union Station                                  1984         Leased                   May 2000(1)
St. Louis, Missouri
KSHE-FM Tower

KPWR-FM                                                      1988         Leased              February 2003(2)
2600 West Olive
Burbank, California
KPWR-FM Tower                                                1993         Leased                 March 2003(3)

WQHT-FM/WRKS-FM/WQCD-FM                                      1988         Leased                 June, 2012(2)
395 Hudson Street
New York, New York
WQHT-FM Tower                                                1988         Leased                 April 1996(5)
WRKS-FM Tower                                                1984         Leased              November 2005
WQCD-FM Tower                                                1992         Leased                   May 2007

WKQX-FM                                                      1988         Leased                  July 1999
Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                                1988         Leased             September 1999(2)

Atlanta Magazine Office                                      1997         Leased                  July 2003(2)
1360 Peachtree Street
Atlanta, Georgia

WIBC-AM                                                      1983         Leased              November 1998(1)
9292 North Meridian Street
Indianapolis, Indiana
WIBC-AM Tower                                                1966          Owned                         --

WKKX-FM/WALC-FM                                              1996         Leased             September 2007
800 St. Louis Union Station
St. Louis, Missouri
WKKX-FM Tower                                                1989         Leased             September 2009
WALC-FM Tower                                                1988          Owned                         --

WTLC-FM/WTLC-FM                                              1975          Owned                         --
2126 North Meridian Street
Indianapolis, Indiana
WTLC-FM Tower                                                1988         Leased              December 2000
WTLC-AM Tower                                                1981         Leased                   May 2021


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

QUARTER ENDED                                          HIGH           LOW
-------------                                          ----           ---

May 1996                                                46.75          35.00
August 1996                                             52.50          41.25
November 1996                                           53.50          31.75
February 1997                                           39.50          30.00
May 1997                                                39.25          33.75
August 1997                                             49.75          36.50
November 1997                                           47.88          43.25
February 1998                                           49.50          44.00

         At April 22, 1998, there were approximately 397 record holders of the Class A Common Stock, and there was one holder of the Company's Class B Common Stock.

         The Company intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                            YEAR ENDED FEBRUARY (29) 28,
                                                                            ----------------------------         AS RESTATED (1)
                                                         1994             1995           1996           1997          1998
                                                         ----             ----           ----           ----          ----
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net revenues                                         $     55,664     $     74,604  $    109,244   $    113,720  $    140,583
Operating expenses                                         34,064           45,990        62,466         62,433        81,170
International business development
  expense                                                    --                313         1,264          1,164           999
Corporate expense                                           2,766            3,700         4,419          5,929         6,846
Time brokerage fee                                           --               --            --             --           5,667
Depreciation and amortization                               2,812            3,827         5,677          5,481         7,536
Noncash compensation                                        1,724              600         3,667          3,465         1,482
Operating income                                           14,298           20,174        31,751         35,248        36,883
Interest expense                                           13,588            7,849        13,540          9,633        13,772
Loss on donation of radio station                            --               --            --             --           4,883
Other income (expense), net                                  (367)            (170)         (303)           325             6
Income before income taxes and
  extraordinary item                                          343           12,155        17,908         25,940        18,284
Income (loss) before extraordinary item                      (957)           7,627        10,308         15,440        11,084
Net income (loss)                                          (4,365)           7,627        10,308         15,440        11,084
Net income (loss) available to
  common shareholders                                      (5,853)           7,627        10,308         15,440        11,084
Basic net income per share                           $      (0.83)    $       0.72  $       0.96   $       1.41  $       1.02
Diluted net income per share                         $      (0.83)            0.70          0.93           1.37          0.98
Weighted average common shares
  outstanding - Basic                                   7,080,172       10,557,328    10,690,677     10,942,996    10,903,333
Weighted average common shares
  outstanding - Diluted                                 7,080,172       10,831,695    11,083,504     11,291,225    11,361,881

(1) See note 1b. to the consolidated financial statements

                                                                                FEBRUARY (29) 28,                 AS RESTATED
                                                                                -----------------                  (NOTE 1b.)
                                                          1994             1995           1996           1997        1998
                                                          ----             ----           ----           ----        ----
                                                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash                                                 $      1,607     $      3,205  $      1,218   $      1,191  $      5,785
Working capital                                             6,210           10,088        14,761         15,463        23,083
Net intangible assets                                      30,751          139,729       135,830        131,743       234,558
Total assets                                               57,849          183,441       176,566        189,716       333,388
Total debt                                                 92,345          152,322       124,257        115,172       231,422
Redeemable preferred stock                                 11,250             --            --             --            --
Shareholders' equity (deficit)                            (54,229)          (2,661)       13,884         34,422        43,910


                                                                           YEAR ENDED FEBRUARY (29) 28,           AS RESTATED
                                                                           ----------------------------             (NOTE 1b)
                                                          1994             1995           1996           1997         1998
                                                          ----             ----           ----           ----         ----
                                                                             (DOLLARS IN THOUSANDS)
OTHER DATA:
Broadcast/publishing cash flow (1)                   $     21,600     $     28,614  $     46,778   $     51,287  $     59,413
Adjusted EBITDA (1)                                        18,834           24,601        41,095         44,194        51,568
Cash flows from (used in):
 Operating activities                                      (4,177)          15,480        23,221         21,362        22,487
 Investing activities                                      10,368         (102,682)          222        (13,919)     (116,693)
 Financing activities                                      (7,726)          88,800       (25,430)        (7,470)       98,800
Capital expenditures                                          659            1,081         1,396          7,559        16,991


(1)Broadcast/publishing cash flow and adjusted EBITDA are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for Emmis' results of operations presented on the basis of generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

         The Company evaluates performance of its operating entities based on broadcast cash flow (BCF) and publishing cash flow (PCF). Management believes that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities. BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasting and publishing groups. BCF and PCF do not take into account Emmis' debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in Emmis' business or other discretionary uses. BCF and PCF are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing the magazine, and general and administrative costs.

         The Company's revenues are affected primarily by the advertising rates its entities charge. These rates are in large part based on the entities ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities ratings are measured principally on a quarterly basis by Arbitron Radio Market Reports for radio stations. Because audience ratings in a station's local market are critical to the station's financial success, the Company's strategy is to use market research and advertising and promotion to attract and retain audiences in each station's chosen demographic target group.

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

SIGNIFICANT EVENTS

         Effective March 30, 1998, the Company entered into an agreement to purchase substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively "the SF Acquisition")for approximately $307 million. The purchase price will be paid a portion in cash ($257 million), either issuance of shares of Emmis' Class A Common Stock or cash, at Emmis' option ($25 million), and a promissory note ($25 million) bearing interest at 8%, with principal and interest due on the first anniversary of the closing date which, at Emmis' option, may be paid with an equivalent amount of Emmis' Class A Common Stock. In accordance with the asset purchase agreement, Emmis made a $25 million escrow payment. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

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

         The Wabash Valley and SF Acquisitions (collectively the "TV Acquisitions"), the seller, are awaiting approval by the FCC. The Company will account for the TV Acquisitions under the purchase method of accounting.

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

RESULTS OF OPERATIONS

         YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997. Net revenues for the year ended February 28, 1998 were $140.6 million compared to $113.7 million for the same period of the prior year, an increase of $26.9 million or 23.6%. This increase was principally due to the St. Louis Acquisition, the Operation of WQCD-FM, and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, net revenues would have increased $19.7 million or 12.9% for the year. For purposes herein, pro forma information assumes the Mediatex, Indianapolis, and St. Louis Acquisitions and the Operation of WQCD-FM were effective on the first day of the year ended February 28, 1997.

         Operating expenses for the year ended February 28, 1998 were $81.2 million compared to $62.4 million for the same period of the prior year, an increase of $18.8 million or 30.0%. This increase was principally attributable to the St. Louis Acquisition, the Operation of WQCD-FM and increased promotional spending at the Company's broadcasting properties. On a pro forma basis, operating expenses would have increased $15.0 million or 16.2% for the year.

         Broadcast/publishing cash flow for the year ended February 28, 1998 was $59.4 million compared to $51.3 million for the same period of the prior year, an increase of $8.1 million or 15.8%. This increase was due to increased net broadcasting revenues partially offset by increased broadcasting operating expenses as discussed above. On a pro forma basis, broadcast/publishing cash flow would have increased $4.7 million or 7.8% for the year.

         Corporate expenses for the year ended February 28, 1998 were $6.8 million compared to $5.9 million for the same period of the prior year, an increase of $0.9 million or 15.5%. This increase was primarily due to increased travel expenses and other expenses related to potential acquisitions that were not finalized and increased professional fees.

         Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international business development expense. Adjusted EBITDA for the year ended February 28, 1998 was $51.6 million compared to $44.2 million for the same period of the prior year, an increase of $7.4 million or 16.7%. This increase was principally due to the increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses. On a pro forma basis, adjusted EBITDA would have increased $4.0 million or 7.5% for the year.
         Interest expense was $13.8 million for the year ended February 28, 1998 compared to $9.6 million for the same period of the prior year, an increase of $4.2 million or 43.0%. This increase reflected higher outstanding debt due to the St. Louis Acquisition and the write-off of deferred financing costs associated with refinancing of the Company's bank debt, offset by voluntary repayments made thereunder and a rate decrease associated with the refinancing. On a pro forma basis, interest expense would have increased $.8 million or 4.6% for the year.

         Depreciation and amortization expense for the year ended February 28, 1998 was $7.5 million compared to $5.5 million for the same period of the prior year, an increase of $2.0 million or 37.5%. This increase was primarily due to the Mediatex, Indianapolis, and St. Louis Acquisitions. On a pro forma basis, depreciation and amortization expense would have increased $.1 million or .9%.

         Noncash compensation expense for year ended February 28, 1998 was $1.5 million compared to $3.5 million for the same period of the prior year, a decrease of $2.0 million or 57.2%. Noncash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This decrease was due primarily to options under an employment contract awarded to the CEO in fiscal 1997 which similar options were not awarded in 1998.

         Accounts receivable at February 28, 1998 were $32.1 million compared to $20.8 million at February 28, 1997, an increase of $11.3 million or 54.2%. This increase in accounts receivable was due primarily to the Mediatex, Cincinnati, Indianapolis, Network, and St. Louis Acquisitions and Operation of WQCD-FM.

         YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996. Net revenues for the year ended February 28, 1997 were $113.7 million compared to $109.2 million for the same period of the prior year, an increase of $4.5 million or 4.1%. This increase was due to higher advertising rates at the Company's broadcasting properties.

         Total operating expenses for the year ended February 28, 1997 were $62.4 million compared to $62.5 million for the same period of the prior year, a decrease of $0.1 million or 0.1%. This decrease was principally due to decreased promotional spending at the Company's broadcasting properties.

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

         Accounts receivable at February 28, 1997, were $20.8 million compared to $19.2 million at February 29, 1996, an increase of $1.6 million or 8.7%. This increase in accounts receivable was due primarily to increases in net revenues at the Company's properties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES:

         We have audited the accompanying consolidated balance sheets of EMMIS BROADCASTING CORPORATION (an Indiana corporation) and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998 (as restated - See Note 1b). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                                             ARTHUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
March 31, 1998 (except with respect to the matter discussed in Note 1b as to which the date is April 30, 1999).

                               CONSOLIDATED BALANCE SHEETS -- (Continued)

                                                                                    FEBRUARY 28,
                                                                                    ------------
                                                                                             AS RESTATED
                                                                                              (NOTE 1b)
                                                                               1997              1998
                                                                               ----              ----

                                                                                    (DOLLARS IN
                                                                                 THOUSANDS, EXCEPT
                                                                                  PER SHARE DATA)

                                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    1,191        $    5,785
  Accounts receivable, net of allowance for doubtful
    accounts of $820 and $1,346 at February 28, 1997
    and 1998, respectively                                                      20,831            32,120
  Prepaid expenses                                                               2,376             4,900
  Income tax refunds receivable                                                  2,482             4,968
  Other                                                                          1,867             3,379
                                                                            ----------        ----------
         Total current assets                                                   28,747            51,152
                                                                            ----------        ----------

PROPERTY AND EQUIPMENT:
  Land and buildings                                                             1,009             2,192
  Leasehold improvements                                                         5,509             8,188
  Broadcasting equipment                                                        14,356            18,800
  Furniture and fixtures                                                         7,154            12,144
  Construction in progress                                                       1,363            13,091
                                                                            ----------        ----------

                                                                                29,391            54,415
  Less-Accumulated depreciation and amortization                                16,400            20,969
                                                                            ----------        ----------

         Total property and equipment, net                                      12,991            33,446
                                                                            ----------        ----------

INTANGIBLE ASSETS:
  Broadcast licenses                                                           126,116           195,400
  Trademarks and organization costs                                              1,073             1,022
  Excess of cost over fair value of net assets of
    purchased businesses                                                        20,371            53,297
  Other intangibles                                                              1,277             5,567
                                                                            ----------        ----------

                                                                               148,837           255,286
  Less-Accumulated amortization                                                 17,094            20,728
                                                                            ----------        ----------

         Total intangible assets, net                                          131,743           234,558
                                                                            ----------        ----------

OTHER ASSETS:
  Deferred debt issuance costs and cost of interest
    rate cap agreements, net of accumulated
    amortization of $3,625 and $692 at February 28, 1997
    and 1998, respectively                                                       1,541             3,806
  Investments                                                                    5,470             5,114
  Deposits and other                                                             9,224             5,312
                                                                            ----------        ----------

         Total other assets, net                                                16,235            14,232
                                                                            ----------        ----------

         Total assets                                                       $  189,716        $  333,388
                                                                            ==========        ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                                                                      FEBRUARY 28,
                                                                                                      ------------
                                                                                                               AS RESTATED
                                                                                                                (NOTE 1b)
                                                                                                1997              1998
                                                                                                ----              ----

                                                                                                      (DOLLARS IN
                                                                                                   THOUSANDS, EXCEPT
                                                                                                    PER SHARE DATA)

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                        $   2,868         $      51
  Book cash overdraft                                                                             1,942              --
  Accounts payable                                                                                3,687            13,140
  Accrued salaries and commissions                                                                1,561             2,893
  Accrued interest                                                                                  174             2,421
  Deferred revenue                                                                                1,593             7,985
  Other                                                                                           1,459             1,579
                                                                                              ----------        ----------

         Total current liabilities                                                               13,284            28,069
                                                                                              ----------        ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                       112,304           231,371
OTHER NONCURRENT LIABILITIES                                                                        436               604
MINORITY INTEREST                                                                                  --               1,875
DEFERRED INCOME TAXES                                                                            29,270            27,559
                                                                                              ----------        ----------
         Total liabilities                                                                      155,294           289,478
                                                                                              ----------        ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value; authorized 34,000,000 shares; issued and outstanding 8,410,956 shares and 8,430,660 shares at February 28, 1997
    and 1998, respectively                                                                           84                84
  Class B common stock, $.01 par value; authorized
    6,000,000 shares; issued and outstanding 2,574,470 shares and 2,560,894 shares at February 28, 1997
    and 1998, respectively                                                                           26                26
  Additional paid-in capital                                                                     70,949            69,353
  Accumulated deficit                                                                           (36,637)          (25,553)
                                                                                              ----------        ----------
         Total shareholders' equity                                                              34,422            43,910
                                                                                              ----------        ----------
         Total liabilities and shareholders' equity                                           $ 189,716         $ 333,388
                                                                                              =========         =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FOR THE THREE-YEAR PERIOD
                                                                                   ENDED FEBRUARY (29) 28,
                                                                                   -----------------------
                                                                                                              AS RESTATED
                                                                                                               (NOTE 1b)
                                                                         1996               1997                 1998
                                                                         ----               ----                 ----
                                                                                   (DOLLARS IN THOUSANDS,
                                                                                   EXCEPT PER SHARE DATA)

GROSS REVENUES                                                           $ 127,708          $ 134,102           $ 165,324
LESS AGENCY COMMISSIONS                                                     18,464             20,382              24,741
                                                                         ---------          ---------           ---------
NET REVENUES                                                               109,244            113,720             140,583
  Operating expenses                                                        62,466             62,433              81,170
  International business development
    expenses                                                                 1,264              1,164                 999
  Corporate expenses                                                         4,419              5,929               6,846
  Time brokerage fee                                                          --                 --                 5,667
  Depreciation and amortization                                              5,677              5,481               7,536
  Noncash compensation                                                       3,667              3,465               1,482
                                                                         ---------          ---------           ---------
OPERATING INCOME                                                            31,751             35,248              36,883
                                                                         ---------          ---------           ---------
OTHER INCOME (EXPENSE):
  Interest expense                                                         (13,540)            (9,633)            (13,772)
  Equity in loss of unconsolidated affiliate                                (3,111)              --                  --
  Gain on sale of investment in Talk
    Radio U.K                                                                2,729               --                  --
  Loss on donation of radio station                                           --                 --                (4,833)
  Other income, net                                                             79                325                   6
                                                                         ---------          ---------           ---------
         Total other income (expense)                                      (13,843)            (9,308)            (18,599)
                                                                         ---------          ---------           ---------
INCOME BEFORE INCOME TAXES                                                  17,908             25,940              18,284
PROVISION FOR INCOME TAXES                                                   7,600             10,500               7,200
                                                                         ---------          ---------           ---------

NET INCOME                                                               $  10,308          $  15,440           $  11,084
                                                                         =========          =========           =========
  Basic net income per share                                             $     .96          $    1.41           $    1.02
                                                                         =========          =========           =========
  Diluted net income per share                                           $     .93          $    1.37           $     .98
                                                                         =========          =========           =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE THREE-YEAR PERIOD ENDED FEBRUARY (29)28, 1998

                                                       CLASS A                      CLASS B
                                                    COMMON STOCK                  COMMON STOCK
                                                    ------------                  ------------             ADDITIONAL
                                             SHARES                          SHARES                        PAID-IN
                                           OUTSTANDING         AMOUNT      OUTSTANDING       AMOUNT        CAPTIAL
                                           -----------         ------      -----------       ------        -------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, FEBRUARY 28, 1995                   7,997,692          $  80      2,655,122          $  27        $   59,552
  Issuance of Class A Common
    Stock in exchange for
    Class B Common Stock                        48,790              1        (48,790)            (1)             --
  Exercise of stock options and
    related income tax benefits                198,850              2           --             --               2,633
  Compensation related to
    granting of stock and
    stock options                                 --             --             --             --               2,917
  Issuance of Class A Common
    Stock to profit sharing plan                19,608           --             --             --                 750
  Translation adjustments                         --             --             --             --                --
  Net income                                      --             --             --             --                --
                                           -----------          -----    -----------          -----        ----------
BALANCE, FEBRUARY 29, 1996                   8,264,940             83      2,606,332             26            65,852
                                           -----------          -----    -----------          -----        ----------
  Issuance of Class A Common
    Stock in exchange for
    Class B Common Stock                        31,862           --          (31,862)          --                --
  Exercise of stock options and
    related income tax benefits                 92,415              1           --             --               1,632
  Compensation related to
    granting of stock and
    stock options                                 --             --             --             --               2,715
  Issuance of Class A Common
    Stock to profit sharing plan                21,739           --             --             --                 750
  Net income                                      --             --             --             --                --
                                           -----------          -----    -----------          -----        ----------

                                                            CUMULATIVE         TOTAL
                                            ACCUMULATED     TRANSLATION    SHAREHOLDERS'
                                              DEFICIT       ADJUSTMENTS       EQUITY
                                         -------------------------------------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE, FEBRUARY 28, 1995                  $  (62,385)         $  65     $   (2,661)
  Issuance of Class A Common
    Stock in exchange for
    Class B Common Stock                          --             --             --
  Exercise of stock options and
    related income tax benefits                   --             --            2,635
  Compensation related to
    granting of stock and
    stock options                                 --             --            2,917
  Issuance of Class A Common
    Stock to profit sharing plan                  --             --              750
  Translation adjustments                         --              (65)           (65)
  Net income                                    10,308           --           10,308
                                           -----------          -----    -----------
BALANCE, FEBRUARY 29, 1996                     (52,077)          --           13,884
                                           -----------          -----    -----------
  Issuance of Class A Common
    Stock in exchange for
    Class B Common Stock                          --             --             --
  Exercise of stock options and
    related income tax benefits                   --             --            1,633
  Compensation related to
    granting of stock and
    stock options                                 --             --            2,715
  Issuance of Class A Common
    Stock to profit sharing plan                  --             --              750
  Net income                                    15,440           --           15,440
                                           -----------          -----    -----------



                                                      CLASS A                      CLASS B
                                                    COMMON STOCK                  COMMON STOCK
                                                    ------------                  ------------             ADDITIONAL
                                             SHARES                          SHARES                          PAID-IN
                                           OUTSTANDING         AMOUNT      OUTSTANDING       AMOUNT          CAPITAL
                                           -----------         ------      -----------       ------          -------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE, FEBRUARY 28, 1997                   8,410,956             84      2,574,470             26            70,949
                                           -----------          -----    -----------          -----        ----------
  Issuance of Class A Common
    Stock in exchange for Class
    B Common Stock                              13,576           --          (13,576)          --                --
  Exercise of stock options and
    related income tax benefits                106,305              1           --             --               2,966
  Compensation related to
    granting of stock and
    stock options                                 --             --             --             --                 732
  Issuance of Class A Common
    Stock to profit sharing plan                15,152           --             --             --                 750
  Issuance of Class A Common
    Stock to employees and
    officers and related income
    tax benefits                                79,115              1           --             --                 954
  Purchase of Class A Common Stock            (194,444)            (2)          --             --              (6,998)
  Net income                                      --             --             --             --                --
                                           -----------          -----    -----------          -----        ----------
BALANCE, FEBRUARY 28, 1998
 AS RESTATED (NOTE 1b)                       8,430,660          $  84      2,560,894          $  26        $   69,353
                                           ===========          =====    ===========          =====        ==========

                                                           CUMULATIVE         TOTAL
                                           ACCUMULATED    TRANSLATION      SHAREHOLDERS'
                                             DEFICIT      ADJUSTMENTS         EQUITY
                                             -------      -----------         ------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, FEBRUARY 28, 1997                     (36,637)          --           34,422
                                            ----------          -----     ----------
  Issuance of Class A Common
    Stock in exchange for Class
    B Common Stock                                --             --             --
  Exercise of stock options and
    related income tax benefits                   --             --            2,967
  Compensation related to
    granting of stock and
    stock options                                 --             --              732
  Issuance of Class A Common
    Stock to profit sharing plan                  --             --              750
  Issuance of Class A Common
    Stock to employees and
    officers and related income
    tax benefits                                  --             --              955
  Purchase of Class A Common Stock                --             --           (7,000)
  Net income                                    11,084           --           11,084
                                            ----------          -----     ----------
BALANCE, FEBRUARY 28, 1998
 AS RESTATED (NOTE 1b)                      $  (25,553)         $--       $   43,910
                                            ==========          =====     ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE THREE-YEAR PERIOD
                                                                                   ENDED FEBRUARY (29) 28,
                                                                                   -----------------------
                                                                                                                 AS RESTATED
                                                                                                                   (NOTE 1b)
                                                                             1996               1997                 1998
                                                                             ----               ----                 ----

                                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income                                                             $     10,308       $     15,440        $     11,084
  Adjustments to reconcile net income to
    net cash provided by operating
    activities--
  Depreciation and amortization of property
    and equipment                                                               1,636              1,639               2,580
  Amortization of debt issuance costs and
    cost of interest rate cap agreements                                        1,742              1,071               2,183
  Amortization of intangible assets                                             4,041              3,842               4,956
  Provision for bad debts                                                         834                726                 802
  Provision (benefit) for deferred
    income taxes                                                                4,870              1,590                (524)
  Gain on sale of TalkRadio UK                                                 (2,729)              --                  --
  Compensation related to stock and stock
    options granted                                                             2,917              2,715                 732
  Contribution to profit sharing plan
    paid with common stock                                                        750                750                 750
  Equity in loss of unconsolidated affiliate                                    3,111               --                  --
  Loss on donation of radio station                                              --                 --                 4,833
  Other                                                                          --                 (195)                357
  (Increase) decrease in certain current
    assets (net of dispositions and
    acquisitions)--
    Accounts receivable                                                        (3,175)            (2,385)             (8,389)
    Prepaid expenses and other current assets                                    (751)            (3,041)             (4,760)
  Increase (decrease) in certain current
    liabilities (net of dispositions and
    acquisitions)--
    Accounts payable and book cash overdraft                                     (569)             2,757               5,560
    Accrued salaries and commissions                                              830             (1,999)              1,332
    Accrued interest                                                           (1,272)              (146)              2,247
    Deferred revenue                                                             (349)               395                 292
    Other current liabilities                                                     390                 26                 116
  (Increase) decrease in deposits and
    other assets                                                                 (108)              (898)             (1,832)
  Increase (decrease) in other noncurrent
    liabilities                                                                   745               (925)                168
                                                                             ---------          ---------           ---------
         Net cash provided by operating
           activities                                                          23,221             21,362              22,487
                                                                             ---------          ---------           ---------
INVESTING ACTIVITIES:
  Costs incurred for WRKS-FM Acquisition                                         (131)              --                  --
  Acquisition of WALC-FM, WKBQ-AM and
    WKKX-FM                                                                      --               (6,600)            (36,964)
  Acquisition of WTLC-FM and WTLC-AM                                             --                 --               (15,336)
  Acquisition of Texas Monthly                                                   --                 --               (37,389)
  Acquisition of Cincinnati Magazine                                             --                 --                (1,979)
  Acquisition of Network Indiana and
    AgriAmerica                                                                  --                 --                  (709)





                                                                                  FOR THE THREE-YEAR PERIOD
                                                                                   ENDED FEBRUARY (29) 28,
                                                                                   -----------------------
                                                                                                              AS RESTATED
                                                                                                               (NOTE 1b)
                                                                            1996               1997                 1998
                                                                            ----               ----                 ----
                                                                                      (DOLLARS IN THOUSANDS)
  Purchases of property and equipment                                          (1,396)            (7,559)            (16,991)
  Initial payment for purchase of
    Hungarian broadcast license                                                  --                 --                (7,325)
  Investment in and advances to TalkRadio UK                                     (980)              --                  --
  Net proceeds from disposition of
    investment in TalkRadio UK                                                  2,729               --                  --
  Other                                                                          --                  240                --
                                                                         ------------       ------------        ------------
         Net cash provided (used) by
           investing activities                                                   222            (13,919)           (116,693)
                                                                         ------------       ------------        ------------
FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                   29,518             19,000             288,378
  Payments on long-term debt                                                  (57,583)           (28,102)           (183,928)
  Payment of loan fees                                                           --                 --                (4,291)
  Purchase of the Company's Class A
    Common Stock                                                                 --                 --                (7,000)
  Proceeds from exercise of stock options
    and income tax benefits of certain
    equity transactions                                                         2,635              1,632               3,922
  Other                                                                          --                 --                 1,719
                                                                         ------------       ------------        ------------
         Net cash provided (used) by
           financing activities                                               (25,430)            (7,470)             98,800
                                                                         ------------       ------------        ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  (1,987)               (27)              4,594
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                             3,205              1,218               1,191
                                                                         ------------       ------------        ------------
  End of year                                                            $      1,218       $      1,191        $      5,785
                                                                         ============       ============        ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for--
    Interest                                                             $     13,112       $      8,708        $      9,655
    Income taxes                                                                2,931              9,180               8,419
  Noncash investing and financing transactions --
    Fair value of assets acquired by incurring debt                                17                 17                  32
ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
    Fair value of assets acquired                                                --                 --          $     44,564
    Cash paid                                                                    --                 --                43,564
                                                                                                                ------------
    Liabilities assumed                                                                                         $      1,000
ACQUISITION OF TEXAS MONTHLY:
    Fair value of assets acquired                                                --                 --          $     45,421
    Cash paid                                                                    --                 --                37,389
                                                                                                                ------------
    Liabilities assumed                                                                                         $      8,032


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

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

  b.     RESTATEMENT

         The Company has restated its financial results for the year ended February 28, 1998.

         The restatement relates to a change in the accounting for certain stock options that ultimately were not granted to the CEO under his employment contract for fiscal 1998. At February 28, 1998, Emmis had accrued for the anticipated grant of these stock options. In fiscal 1999, Emmis had reversed the accrual for the stock options since they were ultimately not granted. In this circumstance, under generally accepted accounting principles, such options should not be recorded until granted by the Board of Directors.

         The restatement adjustment decreased non-cash compensation expense and additional paid in capital by $3.4 million and increased net income and retained earnings by $2.1 million for the three months and twelve months ended February 28, 1998. Additionally, the restatement adjustment decreased basic and diluted loss per share by $0.19 for the three months ended February 28, 1998 and increased the basic and diluted income per share by $0.20 and $0.19, respectivly, for the year ended February 28, 1998.


  c.     PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Emmis Broadcasting Corporation and its majority owned Subsidiaries. Unless the content otherwise requires, references to Emmis or the Company in these financial statements mean Emmis Broadcasting Corporation and its Subsidiaries. All significant intercompany balances and transactions have been eliminated.

  d.     REVENUE RECOGNITION

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

         Subsequent to the acquisition of an intangible asset, Emmis evaluates whether later events and circumstances indicate the remaining estimated useful life or that the remaining carrying value of such an asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, Emmis uses an estimate of the related asset's undiscounted cash flows over the remaining life of that asset in measuring recoverability. If seperately identifiable cash flows are not available for an intangible asset (as would generally be the case for the excess of cost over fair value of purchased business). Emmis evaluates recoverability based on the expected undiscounted cash flows of the specific business to which the asset relates. If such an analysis indicates that impairment has in fact occurred, Emmis writes down the remaining net book value of the intangible asset to its fair value. For this purpose, fair value is determined using quoted market prices (if available), appraisals or approporiate valuation techniques.

  j.     INVESTMENTS

         Emmis has a 50% ownership interest in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. This investment of $5,114,000, is accounted for on the equity method of accounting.

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

  o.     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued. This new statement supersedes APB Opinion No. 15, "Earnings Per Share", and supersedes or amends other related accounting pronouncements. SFAS No. 128 was adopted by the Company effective March 1, 1997 and all prior period earnings per share (EPS) data have been restated. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures like the Company's. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (10,942,996 and 10,903,333 shares for the years ended February 28, 1997 and 1998, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common equivalent shares outstanding for the period, considering the effect of employee stock options, are 11,291,225 and 11,361,881 for the years ended February 28, 1997 and 1998, respectively.

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

         In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. This statement, which must be adopted by the Company for the year ended February 28, 1999, establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about the source of revenues for each segment, geographic areas, and major customers. Implementation of this disclosure standard will not affect the Company's financial position or results of operations. Management has not yet determined the manner in which segment information will be displayed.

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

4.  LONG-TERM DEBT

         Long-term debt was comprised of the following at February 28, 1997 and 1998 (dollars in thousands):


                                                        1997               1998
                                                        ----               ----

Credit Facility:
  Revolving Credit Facility                          $  6,000           $115,000
  Term Note                                            40,000            100,000
  Revolving Credit Facility/Term Note                  69,000                 --
License Obligation -- Hungary                              --             11,800
Bonds Payable                                              --              2,996
Notes Payable                                              --              1,448
Other                                                     172                178
                                                     --------           --------
Total debt                                            115,172            231,422
  Less Current Maturities                               2,868                 51
                                                     --------           --------
                                                     $112,304           $231,371
                                                     ========           ========

         On July 1, 1997, the Company entered into an amended and restated Credit Facility. As a result of the early payoff of the refinanced debt, the Company recorded a loss of approximately $1.3 million, related to unamortized deferred debt issuance costs, which is recorded as interest expense in the accompanying consolidated statement of operations. The amended and restated Credit Facility matures on February 28, 2005 and is comprised of (1) a $250 million revolving credit facility which is subject to certain adjustments as defined in the credit facility and includes an additional commitment for $100 million which may be requested by Emmis prior to May 31, 1999, (2) a $100 million term note and (3) a $150 million revolving credit facility/term note.

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

                       SCHEDULED AMORTIZATION/REDUCTION OF
                          CREDIT FACILITY AVAILABILITY
                                 (IN THOUSANDS)

                                                          REVOLVING
                                                           CREDIT
                      REVOLVING                           FACILITY/
  YEAR ENDED          FACILITY         TERM NOTE          TERM NOTE
FEBRUARY (29)28     AMORTIZATION     AMORTIZATION       AMORTIZATION      TOTAL
---------------     ------------     ------------       ------------      -----

2001                  $ 37,500         $ 15,000           $ 15,000      $ 67,500
2002                    50,000           20,000             22,500        92,500
2003                    50,000           20,000             22,500        92,500
2004                    50,000           20,000             37,500       107,500
2005                    62,500           25,000             52,500       140,000
                      --------         --------           --------      --------

Total                 $250,000         $100,000           $150,000      $500,000
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

         The License Obligation--Hungary is payable, in Hungarian forints, by Emmis' Hungarian subsidiary (see Note 5) to the Hungarian government in four equal annual installments commencing November 2000. The license obligation of $11.8 million, reflected net of unamortized discount of $1.7 million, is non-interest bearing and thus has been discounted at an imputed rate of approximately 3% to reflect the obligation at its fair value. In accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and included in interest expense.

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

6.  PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

         A pro forma condensed consolidated statement of operations is presented below for the years ended February 28, 1997 and 1998, assuming the acquisitions of WALC-FM, WKKX-FM, WTLC-FM and AM, and Texas Monthly and the operation of WQCD-FM, under the Time Brokerage Agreement, all had occurred on the first day of the year ended February 28, 1997. Pro forma results for the year ended February 28, 1997, include pro forma adjustments for March through November, actual revenues and operating expenses from December through February, operating under the time brokerage agreement, and certain pro forma expense adjustments for December through February for the acquisition of WALC-FM and WKKX-FM. In addition, pro forma adjustments for March through February for the operation of WQCD-FM under the time brokerage agreement, and the acquisition of WTLC-FM and AM and Texas Monthly are included in pro forma results for fiscal 1997. Pro forma results for the year ended February 28, 1998, include pro forma adjustments for March and actual results for April through February for the acquisition of WALC-FM and WKKX-FM, pro forma results for March through June and actual results for July through February for the operation of WQCD-FM under the time brokerage agreement, pro forma results for March through October and actual results for November through February for the acquisition of WTLC- FM and AM, and pro forma results for March through January and actual results for February for the acquisition of Texas Monthly. Pro forma results for Cincinnati Magazine, Network Indiana and AgriAmerica have been excluded as they are not significant to the consolidated operating results of the Company. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisitions and pro forma time brokerage fees for the operation of WQCD-FM have been included in the pro forma statements presented below (in thousands, except per share data).


                                                                             PRO FORMA
                                                                      -------------------------
                                                                                    AS RESTATED
                                                                                      (NOTE 1b)
                                                                       1997              1998
                                                                       ----              ----

         NET REVENUES                                                 $153,161         $172,896
           Operating expenses                                           92,204          107,163
           International business development expenses                   1,164              999
           Corporate expenses                                            5,929            6,846
           Depreciation and amortization                                11,164           11,267
           Noncash compensation                                          3,465            1,482
           Time brokerage agreement fees                                 8,500            8,500
                                                                      --------         --------
         OPERATING INCOME                                               30,735           36,639
                                                                      --------         --------
         OTHER INCOME (EXPENSE):
           Interest expense                                            (16,713)         (17,485)
           Equity in loss of unconsolidated affiliates                      --             (357)
           Loss on donation of radio station                                --           (4,833)
           Other income (expense), net                                     333              459
                                                                      --------         --------
             Total other income (expense)                              (16,380)         (22,216)
                                                                      --------         --------
         INCOME BEFORE INCOME TAXES                                     14,355           14,423
         PROVISION FOR INCOME TAXES                                      5,740            5,710
                                                                      --------         --------
         NET INCOME                                                   $  8,615          $ 8,713
                                                                      ========          =======
           Basic net income per share                                    $0.79            $0.80
                                                                         =====            =====
           Diluted net income per share                                  $0.76            $0.77
                                                                         =====            =====

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

  f.     OTHER DISCLOSURES RELATED TO STOCK OPTION AND EQUITY INCENTIVE PLANS

         The Company has historically accounted for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS
123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company has elected to continue to use the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS
123. Accordingly, compensation expense reflected in noncash compensation in the consolidated statements of operations related to the plans summarized above was $2,917,000, $2,715,000 and $732,000 for the years ended February 1996, 1997 and
1998, respectively. Had compensation expense related to these plans been determined based on fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        YEAR ENDED FEBRUARY (29)28,
                                        ---------------------------
                                                                    AS RESTATED
                                                                     (NOTE 1b)
                                 1996                1997                1998
                                 ----                ----                ----
         Net Income:

           As Reported        $10,308,000         $15,440,000        $11,084,000
           Pro Forma           $8,845,000         $11,545,000         $8,588,000
         Basic EPS:
           As Reported               $.96               $1.41              $1.02
           Pro Forma                 $.83               $1.06               $.79
         Diluted EPS:
           As Reported               $.93               $1.37               $.98
           Pro Forma                 $.80               $1.02               $.76

         Because the fair value method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                       YEAR ENDED
                                                    FEBRUARY (29)28,
                                                    ----------------
                                                                     AS RESTATED
                                                                      (NOTE 1b)
                                          1996          1997          1998
                                          ----          ----          ----
         Risk Free Interest Rate          6.47%         6.39%         5.78%
         Expected Life (Years)             6.8           7.1           7.5
         Expected Volatility             39.70%        41.56%        38.65%


         Expected dividend yields were zero for fiscal 1996, 1997 and 1998.

         A summary of the status of options at February 1996, 1997 and 1998 and the related activity for the year is as follows:


                                                                                                       AS RESTATED
                                                                                                        (NOTE 1b)
                                                 1996                         1997                        1998
                                                 ----                         ----                        ----


                                                      WEIGHTED                      WEIGHTED                   WEIGHTED
                                                       AVERAGE                       AVERAGE                    AVERAGE
                                        NUMBER OF     EXERCISE      NUMBER OF       EXERCISE     NUMBER OF     EXERCISE
                                         OPTIONS        PRICE        OPTIONS          PRICE       OPTIONS        PRICE
                                         -------        -----        -------          -----       -------        -----

Outstanding at Beginning of Year        587,000      $   9.37         893,888      $  15.88      1,232,335    $   23.42
Granted                                 505,738         19.29         439,862         35.54        225,200        44.06
Exercised                              (198,850)         6.63         (92,415)        10.01       (106,305)       21.09
Expired                                    --            --            (9,000)        33.96        (10,600)       42.47
Outstanding at End of Year              893,888         15.88       1,232,335         23.42      1,340,630        26.95
Exercisable at
End of Year                             517,900         11.99         737,223         16.71      1,055,430        22.76
Available for Grant                   1,816,012                     1,385,150                    2,671,350

         During the years ended February 1996, 1997 and 1998 options were granted with an exercise price equal to or less than fair market value of the stock on the date of grant. A summary of the weighted average fair value and exercise price of options granted during 1996, 1997 and 1998 is as follows:

                                                                                                       AS RESTATED
                                                                                                        (NOTE 1b)
                                                 1996                         1997                        1998
                                                 ----                         ----                        ----
                                        WEIGHTED      WEIGHTED      WEIGHTED        WEIGHTED     WEIGHTED      WEIGHTED
                                         AVERAGE       AVERAGE       AVERAGE         AVERAGE      AVERAGE       AVERAGE
                                        EXERCISE        FAIR        EXERCISE          FAIR       EXERCISE        FAIR
                                          PRICE         VALUE         PRICE           VALUE        PRICE         VALUE
                                          -----         -----         -----           -----        -----         -----
OPTIONS GRANTED WITH AN
  EXERCISE PRICE:
Equal to Fair Market Value
  of the Stock on the Date
  of Grant                               $14.81         $26.03        $24.46          $42.66       $22.85        $41.20
Less Than Fair Market Value
  of the Stock on the Date
  of Grant                               $16.55         $15.50        $24.30          $15.50       $    -        $    -

         During fiscal 1996 and 1997, 90,000 and 14,800 shares of nonvested stock were granted at a weighted average grant date fair value of $17.36 and $37.20, respectively, under employment agreements discussed in Note 8. No nonvested stock was granted during fiscal 1998.

         The following information relates to options outstanding and exercisable at February 28, 1998 as restated (Note 1b):

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                            -------------------                                        -------------------
                                                   WEIGHTED           WEIGHTED                                WEIGHTED
           RANGE OF                                 AVERAGE            AVERAGE                                 AVERAGE
           EXERCISE              NUMBER OF         EXERCISE           REMAINING            NUMBER OF          EXERCISE
            PRICES                OPTIONS            PRICE          CONTRACT LIFE           OPTIONS             PRICE
            ------                -------            -----          -------------           -------             -----
             $3.75                 60,375            $3.75             4.2 years             60,375              $3.75
         10.00-13.25               76,450            12.43             5.7 years             76,450              12.43
         15.13-17.125             544,393            15.63             8.0 years            544,393              15.63
        28.875-42.25              297,362            34.01             8.1 years            206,862              33.42
        44.125-48.75              362,050            44.79             9.0 years            167,350              44.40

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

         The future minimum rental payments (exclusive of future escalation costs) required by noncancelable operating leases which have remaining terms in excess of one year as of February 28, 1998, are as follows:

    PAYABLE IN YEAR
    ENDING FEBRUARY                                               PAYMENTS
    ---------------                                               --------
                                                               (IN THOUSANDS)

    1999                                                           $ 3,139
    2000                                                             2,710
    2001                                                             2,085
    2002                                                             1,961
    2003                                                             2,024
    Thereafter                                                      11,618
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

  d.     EMPLOYMENT AGREEMENTS

         Effective March 1, 1994, Emmis entered into an employment agreement with its Chief Executive Officer that continues through February 28, 1999 and provides for an annual base salary as specified in the agreement and an annual bonus. In addition, for each year Emmis meets specified financial targets, the Chief Executive Officer will be granted an option to acquire 100,000 shares of Class B Common Stock. The options will have a five-year term and an exercise price of $15.50 per share. The Chief Executive Officer was granted an option to acquire 100,000 shares of Class B Common Stock in accordance with the terms of this agreement for each of the years ended February 1996 and 1997. The Board of Directors elected not to grant these options for fiscal 1998. Upon the termination or disability of the Chief Executive Officer, specified levels of compensation may continue for five years from the date of termination or disability. Upon the death of the Chief Executive Officer, lump sum payments are payable to his estate.

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

         Effective March 1, 1995, Emmis entered into employment agreements with certain station managers that continued through February 28, 1997 and provided for an annual base salary and certain bonuses as specified in the agreements. Effective March 1, 1997 new employment agreements were entered into, with similar provisions, which continue through February 28, 1999. Subject to certain conditions, each station manager will receive a prescribed number of shares, not to exceed 1,500 shares, of the Company's Class A Common Stock during each year of the employment agreements. Commencing with the initial agreements through February 28, 1998, 10,050 shares have been granted under these agreements.

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

9.  INCOME TAXES

         The provision for income taxes for the years ended February 1996, 1997 and 1998, consisted of the following:

                                                       AS RESTATED
                                                         (NOTE 1b)
                                 1996         1997         1998
                                 ----         ----         ----
                                          (IN THOUSANDS)

Current:
  Federal                      $  2,081     $  7,535    $  6,474
  State                             649        1,375       1,250
                               --------     --------    --------
                                  2,730        8,910       7,724
                               --------     --------    --------
Deferred:
  Federal                         4,572        1,328        (759)
  State                             298          262         235
                               --------     --------    --------
                                  4,870        1,590        (524)
                               --------     --------    --------
Provision for income taxes     $  7,600     $ 10,500    $  7,200
                               ========     ========    ========


         The provision for income taxes for the years ended February 1996, 1997 and 1998, differs from that computed at the Federal statutory corporate tax rate as follows:

                                                        AS RESTATED
                                                         (NOTE 1b)
                                   1996        1997        1998
                                   ----        ----        ----
                                         (IN THOUSANDS)
Computed income taxes at 35%     $ 6,268     $ 9,079     $ 6,399
State income tax                     616       1,064         965
Other                                716         357        (164)
                               --------     --------    --------
                                 $ 7,600     $10,500     $ 7,200
                               ========     ========    ========

         The components of deferred tax assets and deferred tax liabilities at February 28, 1997 and 1998, are as follows:

                                                          AS RESTATED
                                                           (NOTE 1b)
                                                1997         1998
                                                ----         ----
                                                 (IN THOUSANDS)
Deferred tax assets:
  Capital loss carryforwards                 $  3,208      $  2,914
  Net operating loss carryforwards               --           2,587
  Compensation relating to stock options        2,435         2,243
  Other                                         1,221         2,739
  Valuation allowance                          (3,208)       (2,914)
                                             --------      --------
    Total deferred tax assets                   3,656         7,569
                                             --------      --------
Deferred tax liabilities:
  Intangible assets                           (30,714)      (33,166)
  Other                                        (2,212)       (1,962)
                                             --------      --------
    Total deferred tax liabilities            (32,926)      (35,128)
                                             --------      --------
    Net deferred tax liability               $(29,270)     $(27,559)
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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         QUARTER ENDED
                                                                         -------------
                                                                                                                 FULL
                                                       MAY 31      AUGUST 31     NOVEMBER 30   FEBRUARY 28       YEAR
                                                       ------      ---------     -----------   -----------       ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Year ended February 28, 1997:
  Net revenues                                        $27,865       $31,103         $30,016       $24,736       $113,720
  Operating income                                      8,286        12,342          10,080         4,540         35,248
  Net income                                            3,505         6,040           4,655         1,240         15,440
    Basic net income per share                        $  0.32       $  0.55         $  0.43       $  0.11       $   1.41
    Diluted net income per share                      $  0.31       $  0.53         $  0.41       $  0.11       $   1.37

                                                                                                        AS RESTATED
Year ended February 28, 1998:                                                                            (NOTE 1b)
                                                                                                  ----------------------
  Net revenues                                        $31,330       $37,008         $39,809       $32,436       $140,583
  Operating income                                      8,091        12,002          10,160         6,630         36,883
  Net income (loss)                                     3,368         4,672           4,079        (1,035)        11,084
    Basic net income per share                        $  0.31       $  0.43         $  0.38       $ (0.10)      $   1.02
    Diluted net income per share                      $  0.30       $  0.41         $  0.36       $ (0.10)      $   0.98

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

                                                                                                AGE AT         YEAR FIRST
                                                                                             FEBRUARY 28,        ELECTED
          NAME                                             POSITION                              1998            OFFICER
          ----                                             --------                              ----            -------
Richard F. Cummings                  Executive Vice President Programming                         46              1984

Howard L. Schrott                    Executive Vice President, Treasurer
                                     and Chief Financial Officer                                  43              1991

Norman H. Gurwitz                    Executive Vice President, Secretary
                                     and Corporate Counsel                                        50              1987


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

10.1 Emmis Broadcasting Corporation 1986 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.1 to the Registration Statement.*

10.2 Emmis Broadcasting Corporation 1992 Stock Option Plan, incorporated by reference from Exhibit 10.3 to the Registration Statement.*

10.3 Emmis Broadcasting Corporation Profit Sharing Plan, incorporated by reference from Exhibit 10.4 to the Registration Statement.*

10.4 Emmis Broadcasting Corporation 1994 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the Registration Statement.*

10.5     Emmis Broadcasting Corporation 1997 Equity Incentive Plans.*

10.6 Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.*

10.7 First, Second and Third Amendments, and Waiver, to Amended and Restated Revolving Credit and Term Loan Agreement.*

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

10.11 The Emmis Broadcasting Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 of the 1995 10-K.*

10.12 Employment Agreement with Howard L. Schrott, incorporated by reference from Exhibit 10 to the Company's report on Form 10-Q for the quarter ended May 31, 1996.*

10.13 Asset Purchase Agreement dated October 31, 1997 between the Company and Zimco, Inc. (with exhibits omitted in which the Company agrees to file supplementally upon request), incorporated by reference from Exhibit 2 to the Company's report on Form 8-K filed April 15, 1997.*

10.14 Stock Purchase Agreement Among Emmis Broadcasting Corporation, and Michael R. Levy, Dow Jones & Company, Inc., and Gregory Curtis, dated February 6, 1998.*

10.15 Asset Purchase Agreement by and between Emmis Broadcasting Corporation and Wabash Valley Broadcasting Corporation, dated March 20, 1998.*

10.16 Asset Purchase Agreement by and among SF Broadcasting of Honolulu, Inc., SF Honolulu License Subsidiary, Inc., SF Broadcasting of New Orleans, Inc., SF New Orleans License Subsidiary, Inc., SF Broadcasting of Mobile, Inc., SF Mobile License Subsidiary, Inc., SF Broadcasting of Green Bay, Inc., SF Green Bay License Subsidiary, Inc. and Emmis Broadcasting Corporation, dated March 30, 1998.*

21       Subsidiaries of the Company.*

23       Consent of Accountants.

24       Powers of Attorney.*

27       Financial Data Schedule (EDGAR-filed version only)

99       Proxy Statement.*

 * Previously Submitted

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EMMIS COMMUNICATION CORPORATION (f/k/a Emmis
                                    Broadcasting Corporation)



Date: April 30, 1999                By: /s/ Walter Z. Berger
                                       -----------------------------------------
                                    Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

                                               SIGNATURE                               TITLE
Date: April 30, 1999                       JEFFREY H. SMULYAN*             President, Chairman of the Board
                                           Jeffrey H. Smulyan              and Director (Principal Executive
                                                                           Officer)

Date: April 30, 1999                       /s/WALTER Z. BERGER             Executive Vice President, Treasurer
                                            Walter Z. Berger               and Chief Financial Officer
                                                                           (Principal Financial Officer)

Date: April 30, 1999                         SUSAN B. BAYH*                Director
                                              Susan B. Bayh

Date: April 30, 1999                         GARY L. KASEFF*               Director
                                             Gary L. Kaseff

Date: April 30, 1999                      RICHARD A. LEVENTHAL*            Director
                                          Richard A. Leventhal

Date: April 30, 1999                         DOYLE L. ROSE*                Radio Division President and
                                              Doyle L. Rose                Director

Date: April 30, 1999                       LAWRENCE B. SORREL*             Director
                                           Lawrence B. Sorrel

*By: NORMAN H. GURWITZ
       Attorney-in-Fact


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES included in Item 8, in this Form 10-K/A, and have issued our report thereon dated March 31, 1998, (except with respect to the matter discussed in Note 1b as to which the date is April 30, 1999). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
March 31, 1998 (except with respect to the matter discussed in Note 1b as to which the date is April 30, 1999).