Form 10-Q/A
period 1998-05-31
EMMIS COMMUNICATIONS CORP
filed 1999-05-03
CIK 783005

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q/A
                     Amendment to Form 10-Q

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

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . 18

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Broadcasting Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Broadcasting Corporation (an Indiana corporation) and Subsidiaries as of May 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 1998 and 1997 (as restated - see note 2). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Broadcasting Corporation as of February 28, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated March 31, 1998 (except with respect to the matter discussed in Note 1b as to which the date is April 30, 1999), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
June 19, 1998 (except with respect to the matter discussed in Note 2 as to which the date is April 30, 1999).

ITEM 1.  FINANCIAL STATEMENTS

               EMMIS BROADCASTING CORPORATION AND SUBSIDIARIES
                  -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                (Dollars in thousands, except per share data)

                                                      As Restated
                                                        (Note 2)
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
                                                 ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt          $      51       $   41
  Accounts payable                                 13,140       14,191
  Accrued salaries and commissions                  2,893        2,876
  Accrued interest                                  2,421        1,276
  Deferred revenue                                  7,985        7,928
  Other                                             1,579        1,514
                                                  -------      -------
    Total current liabilities                      28,069       27,826

LONG-TERM DEBT, NET OF CURRENT MATURITIES         231,371      274,466

OTHER NONCURRENT LIABILITIES                          604          553

MINORITY INTEREST                                   1,875          868

DEFERRED INCOME TAXES                              27,559       27,655
                                                  -------       ------
  Total liabilities                               289,478      331,368
                                                  -------       ------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,430,660 shares at
  February 28, 1998 and 8,494,158 shares
  at May 31, 1998                                      84           85
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,560,894 shares at
  February 28, 1998 and 2,560,894 at
  May 31, 1998                                         26           26
  Additional paid-in capital                       69,353       72,090
  Accumulated deficit                            (25,553)     (23,765)
  Cumulative translation adjustments                    -        (171)
                                                  -------      -------
    Total shareholders' equity                     43,910       48,265
                                                  -------      -------
    Total liabilities and shareholders'
      equity                                    $ 333,388    $ 379,633
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

                                                 Three Months Ended May 31,
                                                        (Unaudited)
                                                 --------------------------
                                                              As Restated
                                                                (Note 2)
                                                    1997          1998
                                                   ------        ------
GROSS REVENUES                                   $ 36,847      $ 52,848

LESS:  AGENCY COMMISSIONS                           5,517         8,229
                                                  -------       -------

NET REVENUES                                       31,330        44,619

  Operating expenses                               18,748        27,795

  International business development expenses         338           207

  Corporate expenses                                1,644         1,957

  Time brokerage fees                                   -         2,125

  Depreciation and amortization                     1,682         3,407

  Noncash compensation                                827           955
                                                   -------       ------
OPERATING INCOME                                    8,091         8,173
                                                   -------       ------

OTHER INCOME (EXPENSE):
  Interest expense                                (2,649)       (5,508)
  Minority interest                                     -         1,007
  Other income (expense), net                         172           312
                                                  -------        ------
      Total Other Income (Expense)                (2,477)       (4,189)
                                                  -------        ------

INCOME BEFORE INCOME TAXES                          5,614         3,984

PROVISION FOR INCOME TAXES                          2,246         2,196
                                                 --------       -------
NET INCOME                                        $ 3,368       $ 1,788
                                                 ========       =======

  Basic net income per share                     $    .31      $    .16
                                                 ========       =======

  Diluted net income per share                   $    .30      $    .16
                                                 ========       =======

  Weighted average common shares outstanding:
    Basic                                      11,004,147    11,018,141
    Diluted                                    11,372,963    11,449,254

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

                                                   Three Months Ended May 31,
                                                           (Unaudited)
                                                       -------------------
                                                                   As Restated
                                                                     (Note 2)
                                                            1997       1998
                                                           -----      -----
OPERATING ACTIVITIES:
  Net income                                             $ 3,368   $ 1,788
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization of
        property and equipment                               582     1,305
      Amortization of debt issuance costs
        and cost of interest rate cap agreements             191       281
      Amortization of intangible assets                    1,100     2,102
      Provision for bad debts                                  -       413
      Provision (benefit) from deferred income taxes       (215)        96
      Gain on sale of property and equipment                   -     (533)
      Compensation related to stock options
        granted                                              661       768
      Contribution to profit sharing plan paid
        with common stock                                    166       187
      Minority Interest                                        -   (1,007)
  (Increase) decrease in certain current
        assets -

          Accounts receivable                            (5,409)   (6,221)
          Prepaid expenses and other                       1,496     (323)
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                               (1,245)     1,051
          Accrued salaries and commissions                   968      (17)
          Accrued interest                                   184   (1,145)
          Deferred revenue                                  (48)      (57)
          Other                                                2      (65)
      Increase (decrease) in other assets, net             (143)       326
      Decrease in other liabilities                            -      (51)
                                                         -------   -------
        Net cash provided by (used in) operating
          activities                                       1,658   (1,102)
                                                         -------   -------

INVESTING ACTIVITIES:
  Purchases of property and equipment                      (941)   (7,375)
  Proceeds from sale of property and equipment                 -       607
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM          (36,964)         -
  Deposit on acquisition of SF Broadcasting                    -  (25,000)
  Deposit on acquisition of Wabash Valley Broadcasting         -   (9,000)
                                                        --------   -------
        Net cash used by investment
          activities                                    (37,905)  (40,768)
                                                         -------   -------
FINANCING ACTIVITIES:
  Payments on long-term debt                             (2,022)   (1,000)
  Proceeds from long-term debt                            38,000    44,085
  Purchase of interest rate cap agreements and
    other debt related costs                               (181)      (68)
  Proceeds from exercise of stock options and
    related income taxes benefits                            613     1,783
                                                          ------    ------
        Net cash provided by
          financing activities                            36,410    44,800
                                                          ------    ------

EFFECT OF EXCHANGE RATES ON CASH                               -     (160)

INCREASE IN CASH AND CASH EQUIVALENTS                        163     2,770

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,191     5,785
                                                          ------    ------

  End of period                                           $1,354    $8,555
                                                          ======    ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 2,274   $ 5,753
    Income taxes                                             589       265

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                         $ 44,564
  Cash paid                                               43,564
                                                          ------
  Liabilities assumed                                     $1,000
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


NOTE 2.   RESTATEMENT OF FINANCIAL RESULTS
          --------------------------------

   The Company has restated its financial results for the year ended
February 28, 1998 and its results for the three-months ended May 31, 1998 and August 31, 1998, and the six-months ended August 31, 1998 and the nine-months ended November 30, 1998.

   The restatement relates to a change in the timing of accounting for certain stock options that ultimately were not granted to the CEO under his employment contract for fiscal 1998. At February 28, 1998, Emmis had accrued for the anticipated grant of these options. In fiscal 1999, Emmis had reversed the accrual since they were ultimately not granted. Under generally accepted accounting principles, such options should not be recorded until granted by the Board of Directors.

   For the year ended February 28, 1998, the adjustment decreased non-cash compensation expense and additional paid in capital by $3.4 million and increased net income and retained earnings by $2.1 million. In fiscal 1999, the restatement adjustment increased non-cash compensation expense by $0.5 million and $2.9 million in the first and second quarters of fiscal 1999, respectively, and decreased net income by $0.3 million and $1.8 million for the first and second quarters of fiscal 1999 respectively. The restatement adjustment increased non-cash compensation expense by $3.4 million and decreased net income by $2.1 million for the six months ended August 31, 1998 and the nine months ended November 30, 1998.

NOTE 3.  PRO FORMA CONDENSED CONSOLIDATED STATEMENT
          OF OPERATIONS
          -------------
   On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WALC-FM and WKKX-FM in St. Louis from Zimco, Inc., for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc. over a period of several years. Emmis financed the acquisition through additional borrowings under its bank credit facility (Credit Facility). The acquisition was accounted for as a purchase.

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

                                          Three Months Ended
                                             May 31, 1997
                                          ------------------
                                               Pro forma
                                               ----------
Net revenues                                   $ 41,906
 Operating expenses                              26,304
 International business development
   expenses                                         338
 Corporate expenses                               1,644
 Time brokerage agreement fees                    2,125
 Depreciation and amortization                    2,834
 Noncash compensation                               827
                                                 ------
Operating income                                  7,834
Interest expense                                (3,874)
Other income (expense), net                         244
                                                 ------
Income before income taxes                        4,204
Provision for income taxes                        1,681
                                                 ------
Net income                                      $ 2,523
                                                 ======
Basic net income per share                        $ .23
                                                 ======
Diluted net income per share                      $ .22
                                                 ======

Weighted average shares outstanding
  Basic                                      11,004,147
  Diluted                                    11,372,963

   The pro forma condensed consolidated statements of operations presented above do not purport to be indicative of the results that actually would have been obtained if the indicated transaction had been effective at the beginning of the three month period ended May 31, 1997 and is not intended to be projection of future results or trends.

NOTE 4.   BASIC AND DILUTED NET INCOME PER SHARE
           ---------------------------------------
   Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 5.    ACCOUNTING PRONOUNCEMENTS
           -------------------------
   Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Comprehensive income was comprised of the following for the three month periods ended May 31, 1998 and 1997 (dollars in thousands):

                                               Three Months Ended
                                                      May 31,
                                               -------------------
                                                          As Restated
                                                            (Note 2)
                                                 1997         1998
                                                 ----         ----
 Net income                                      $3,368     $1,788
 Translation adjustment                               -      (171)
                                                  -----      -----
 Total comprehensive income                      $3,368     $1,617
                                                 ======      =====

NOTE 6.    INCOME TAXES
           ------------
   Under Statement of Financial Accounting Standards No. 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheet and the expected tax impact of carryforwards for tax purposes.

   Income tax expense is generally reported during interim periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

NOTE 7. OTHER SIGNIFICANT EVENTS
         ------------------------
   Effective March 20, 1998, the Company entered into an agreement to purchase the majority of the assets of Wabash Valley Broadcasting
Corporation, the seller, for approximately $90 million in cash. The acquisition consists of WTHI-TV, a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area, and WFTX-TV, a Fox network affiliated television station in Ft.
Myers, Florida.  This acquisition is awaiting approval by the FCC.

   Effective March 30, 1998, the Company entered into an agreement to purchase substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition"), the seller, for approximately $307 million. A portion of the purchase price ($25 million) was paid in escrow upon execution of the purchase agreement, another portion ($257 million) will be paid in cash at the closing, and the balance ($25 million) of the purchase price will be payable pursuant to a promissory note bearing interest at 8% with principle and interest due on the first anniversary of the closing date.
At Emmis' option, the promissory note may be paid in cash or with Emmis'
Class A Common Stock. The Company currently anticipates that it will pay all of the purchase price in cash. The SF Acquisition consists of four
Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii). This acquisition has been approved by the FCC and is awaiting closing.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company evaluates performance of its operating entities based on broadcast cash flow (BCF) and publishing cash flow (PBC). Management believes that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities.
BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasing and publishing groups. BCF and PCF do not take into account Emmis' debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in Emmis' business or other discretionary uses.
BCF and PCF are not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not a standardized measure and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcasting advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory.
The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing the magazine, and general and administrative costs.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997
   Net revenues for the quarter ended May 31, 1998 were $44.6 million compared to $31.3 million for the same quarter of the prior year, an increase of $13.3 million or 42.4%. This increase is principally due to the operation of WQCD under a time brokerage agreement and the acquisition of WTLC FM and AM, and the acquisition of Texas Monthly, as well as the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

   Operating expenses for the quarter ended May 31, 1998 were $27.8 million compared to $18.7 million for the same quarter of the prior year, an increase of $9.1 million or 48.3%. Included in operating expense for the three months ended May 31, 1998 is $.5 million of expense from the operations of Slager Radio for which revenue was nominal due to the commencement of broadcasting during the first quarter. The remaining increase is primarily attributable to the operation of WQCD under a time brokerage agreement and the acquisition of WTLC FM and AM, and the acquisition of Texas Monthly.

   BCF and PCF for the fiscal quarter ended May 31, 1998 was $16.8 million compared to $12.6 million for the same quarter of the prior year, an increase of $4.2 million or 33.7%. This increase is principally due to increased net revenues offset by increased operating expenses as discussed above.

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

   Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international development expenses. Adjusted EBITDA for the quarter ended May 31, 1998 was $14.7 million compared to $10.6 million for the same quarter of the prior year, an increase of $4.1 million or 38.3%. This increase is principally due to increased net revenues offset by increased operating expenses, as discussed above.

   Interest expense was $5.5 million for the quarter ended May 31, 1998 compared to $2.6 million for the same quarter of the prior year, an increase of $2.9 million or 108%. This increase reflects higher outstanding debt due to the St. Louis, WTLC FM and AM and Texas Monthly acquisitions and deposits related to the SF and Wabash Valley acquisitions.

RESULTS OF OPERATIONS MAY 31, 1997 COMPARED TO MAY 31, 1996
   Net revenues for the quarter ended May 31, 1997 were $31.3 million compared to $27.9 million for the same quarter of the prior year, an increase of $3.4 million or 12.4%. This increase is principally due to the St. Louis acquisition and the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

   Operating expenses for the quarter ended May 31, 1997 were $18.7 million compared to $15.4 million for the same quarter of the prior year, an increase of $3.3 million or 21.9%. This increase is principally attributable to the St. Louis acquisition and increased promotional spending at the Company's broadcasting properties.

   BCF and PCF for the fiscal quarter ended May 31, 1997 was $12.6 million compared to $12.5 million for the same quarter of the prior year, an increase of $.1 million or .7%. This increase is principally due to increased net revenues offset by increased operating expenses as discussed above.

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

   Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international development expenses. Adjusted EBITDA for the quarter ended May 31, 1997 was $10.6 million compared to $10.8 million for the same quarter of the prior year, a decrease of $.2 million or 1.5%. This decrease is principally due to increased corporate and international expenses.

   Interest expense was $2.6 million for the quarter ended May 31, 1997 compared to $2.5 million for the same quarter of the prior year, an increase of $.1 million or 5.9%. This increase reflects higher outstanding debt due to the St. Louis acquisition offset by voluntary repayments made under the Company's Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1998 to May 31, 1998 is due to the increase of net revenues in the quarter ended May 31, 1998 compared to the quarter ended February 28, 1998.

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


                                    EMMIS COMMUNICATIONS CORPORATION
                                    f/k/a EMMIS BROADCASTING CORPORATION

Date:  April 30, 1999                 By:  /s/ Walter Z. Berger
                                      -------------------------
                                       Walter Z. Berger
                                         Vice President(Authorized
                                         Corporate Officer), Chief
                                         Financial Officer and
                                         Treasurer