Form 10-Q/A
period 1998-08-31
EMMIS COMMUNICATIONS CORP
filed 1999-05-03
CIK 783005

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

PART II  - OTHER INFORMATION

  Item 4.  Submission of Matters to Vote of Security Holders . . . . 22
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of August 31, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 1998 and 1997 (as restated - see Note 2). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis
Communications Corporation as of February 28, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein), and, in our report dated March 31, 1998 (except with respect to the matter discussed in Note 1b as to which the date is April 30, 1999), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
October 7, 1998 (except with respect to the matter discussed in Note 2 as to which the date is April 30, 1999).





ITEM 1.  FINANCIAL STATEMENTS

              EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
               (Dollars in thousands, except per share data)

                                                     As Restated
                                                      (Note 2)
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
                                                       ========     ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt               $      51        $   50
  Accounts payable                                      13,140        11,942
  Accrued salaries and commissions                       2,893         3,256
  Accrued interest                                       2,421         3,001
  Deferred revenue                                       7,985         6,826
 Current portion of TV program rights payable                -         5,101
  Income taxes payable                                       -        16,881
  Note payable-SF Acquisition                                -        25,000
  Other                                                  1,579         7,795
                                                       -------       -------

    Total current liabilities                           28,069        79,852

LONG-TERM DEBT, NET OF CURRENT MATURITIES              231,371       490,499

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION            -        16,303

OTHER NONCURRENT LIABILITIES                               604         3,902

MINORITY INTEREST                                        1,875             -

DEFERRED INCOME TAXES                                   27,559        84,898
                                                       -------       -------

  Total liabilities                                    289,478       675,454
                                                       -------       -------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,430,660 shares at
  February 28, 1998 and 13,091,793 shares
  at August 31, 1998                                        84           131
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,560,894 shares at
  February 28, 1998 and 2,560,610 at August 31, 1998        26            26
  Additional paid-in capital                            69,353       257,064
  Accumulated deficit                                 (25,553)      (21,202)
  Cumulative translation adjustments                         -         (646)
                                                       -------       -------

    Total shareholders' equity                          43,910       235,373
                                                       -------       -------

    Total liabilities and shareholders'
      equity                                         $ 333,388     $ 910,827
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

                                     Three Months Ended      Six Months Ended
                                          August 31,             August 31,
                                         (Unaudited)            (Unaudited)
                                    --------------------    ------------------
                                               As Restated          As Restated
                                                 (Note 2)             (Note 2)
                                        1997       1998      1997        1998
                                       ------     ------    ------      ------
GROSS REVENUES                        $ 43,415  $ 67,873    80,262    120,721

LESS:  AGENCY COMMISSIONS                6,407     9,999    11,924     18,228
                                       -------   -------   -------    -------

NET REVENUES                            37,008    57,874    68,338    102,493

  Operating expenses                    18,187    32,415    36,935     60,210

  Amortization of TV program rights          -       648         -        648

  International business development
    expenses                               267       354       605        561

  Corporate expenses                     1,728     1,969     3,372      3,926

  Depreciation and amortization          1,823     6,505     3,505      9,912

  Noncash compensation                   1,585     1,081     2,412      2,036

  Time brokerage fee                     1,416        95     1,416      2,220
                                       -------   -------   -------    -------
OPERATING INCOME                        12,002    14,807    20,093     22,980
                                       -------   -------   -------    -------

OTHER INCOME (EXPENSE):
  Interest expense                     (4,370)   (7,121)   (7,019)   (12,629)
  Minority interest                          -       868         -      1,875
  Other income (expense), net               34       811       206      1,123
                                       -------   -------   -------    -------

        Total Other Income (Expense)   (4,336)   (5,442)   (6,813)    (9,631)
                                       -------   -------   -------    -------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                     7,666     9,365    13,280     13,349

PROVISION FOR INCOME TAXES               2,994     5,204     5,240      7,400

NET INCOME BEFORE EXTRAORDINARY ITEM     4,672     4,161     8,040      5,949
                                       -------   -------   -------    -------

EXTRAORDINARY ITEM, NET OF TAX               -     1,597         -      1,597
                                       -------   -------   -------    -------

NET INCOME                             $ 4,672   $ 2,564   $ 8,040    $ 4,352
                                      ========   =======   =======    =======


  Basic net income per share           $   .41   $   .17   $   .70    $   .33
                                      ========   =======   =======    =======

  Diluted net income per share         $   .40   $   .16   $   .69    $   .32
                                      ========   =======   =======    =======

  Weighted average common shares outstanding:
    Basic                          11,532,609 15,512,702 11,524,351 13,255,592
    Diluted                        11,608,030 15,888,107 11,627,649 13,662,310


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

                                                    Six Months Ended August 31,
                                                            (Unaudited)
                                                        -------------------
                                                                  As Restated
                                                                    (Note 2)
                                                          1997        1998
                                                          ----        ----
OPERATING ACTIVITIES:
  Net income                                             $ 8,040    $ 4,352
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Extraordinary item                                       -      1,597
      Depreciation and amortization of
        property and equipment                             1,222      3,403
      Amortization of debt issuance costs
        and cost of interest rate cap agreements           1,694        604
      Amortization of intangible assets                    2,283      6,509
      Amortization of TV program rights                        -        648
      Deferred income taxes                                (870)      2,017
      Noncash compensation                                 2,412      2,036
      Other                                                    -    (2,573)
      (Increase) decrease in certain current
        assets -
          Accounts receivable                           (11,084)   (15,357)
          Prepaid expenses and other                       1,428        144
      Increase (decrease) in certain current
        liabilities -
          Accounts payable                                    64    (3,326)
          Accrued salaries and commissions                   990         48
          Accrued interest                                   470        580
          Deferred revenue                                 (105)    (1,159)
          Other                                            1,034      6,216
      Increase (decrease) in other assets, net             (417)      2,466
      Increase in other liabilities                            -      4,120
                                                           -----      -----

        Net cash provided by operating
          activities                                       7,161     12,325
                                                           -----      -----

INVESTING ACTIVITIES:
  Purchases of property and equipment                    (2,031)   (16,503)
  Proceeds from sale of equipment                              -        607
  Acquisition of WQCD-FM                                       -  (128,449)
  Acquisition of SF Broadcasting                               -  (287,293)
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM          (36,964)          -
  Escrow deposit related to the acquisition of
    WTLC-FM and WTLC-AM                                    (750)          -
  Escrow deposit related to the acquisition of
    Wabash Valley Broadcasting                                 -    (9,000)
                                                          ------    -------

        Net cash used by investment
          activities                                    (39,745)  (440,638)
                                                          ------    -------

FINANCING ACTIVITIES:
  Payments on long-term debt                             (5,741)  (396,525)
  Proceeds from long-term debt                            51,700    655,652
  Proceeds (purchase) of Class A Common Stock            (7,000)    182,640
  Purchase of interest rate cap agreements and
    other debt related costs                             (4,086)    (8,912)
  Proceeds from exercise of stock options and
    related income tax benefits                            1,524      3,081
                                                          ------     ------

        Net cash provided by
          financing activities                            36,397    435,936
                                                          ------     ------
EFFECT OF EXCHANGE RATES ON CASH                               -      (646)

INCREASE IN CASH AND CASH EQUIVALENTS                      3,813      6,977

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,191      5,785
                                                          ------     ------

  End of period                                           $5,004    $12,762
                                                          ======     ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 4,855     10,971
    Income taxes                                             595        286

ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                         $ 44,642
  Cash paid                                               43,642
                                                           ------
  Liabilities assumed                                     $1,000
                                                          ======
ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                                    $203,813
  Cash paid                                                         128,449
                                                                    -------
  Liabilities assumed                                              $ 75,364
                                                                    =======
SF ACQUISITION:
  Fair value of assets acquired                                    $338,790
  Cash paid                                                         287,293
  Note payable                                                       25,000
                                                                    -------
  Liabilities assumed                                              $ 26,497
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

   On July 16, 1998, the Company entered into an amended and restated Credit Facility (the "Credit Facility"). See Note 6.

   On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition"), the seller for a cash purchase price of $287 million, including transaction costs, a $25 million promissory note due to the former owner, plus assumed program rights payable and other liabilities of approximately $27 million.
The Company financed the acquisition through a $25 million advance payment, the $25 million promissory note (due July 15, 1999, bearing interest at 8%) and borrowings under the Credit Facility. Pledged as collateral for the promissory note is approximately $25 million of the Company's Class A Common Stock. At the option of the Company, the promissory note may be paid in cash or an equivalent amount of the Company's Class A Common Stock. The Company intends to pay this obligation in cash. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying balance sheet and are being amortized over 40 years. Amortization of television program rights is computed under either straight-line over the contract period or run value, which ever yields the greater amortization for each program on a monthly basis.
The SF Acquisition consists of four
Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

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

                               PRO FORMA CONDENSED CONSOLIDATED
                               --------------------------------
                                   STATEMENT OF OPERATIONS
                                    ----------------------
                   (Dollars in thousands, except per share data)

                                    Three Months Ended     Six Months Ended
                                         August 31,           August 31,
                                     ------------------     -----------------
                                             As Restated           As Restated
                                               (Note 2)              (Note 2)
                                      1997       1998        1997      1998
                                      ----       ----        ----      ----
                                   Pro forma   Pro forma  Pro forma  Pro forma
                                   ---------   ---------  ---------  ---------

Net revenues                          $ 58,231   $ 64,024  $ 113,271  $ 122,388
 Operating expenses                     33,810     37,017     68,958     73,831
 Amortization of TV program rights         882      1,089      1,764      1,971
 International business development
   expenses                                267        354        605        561
 Corporate expenses                      2,085      2,357      4,340      4,744
 Depreciation and amortization           7,133      8,059     14,230     15,768
 Noncash compensation                    1,585      1,081      2,412      2,036
                                        ------     ------     ------     ------
Operating income                        12,469     14,067     20,962     23,477
Interest expense                       (9,811)   (10,168)   (19,910)   (21,071)
Other income (expense), net               (10)      1,621        117      2,881
                                        ------     ------     ------     ------
Income before income taxes               2,648      5,520      1,169      5,287
Provision for income taxes               1,400      3,304        600      3,200
                                        ------     ------     ------     ------
Net income                             $ 1,248    $ 2,216      $ 569    $ 2,087
                                        ======     ======     ======     ======
Basic net income per share               $ .08      $ .14      $ .04      $ .13
                                        ======     ======     ======     ======
Diluted net income per share             $ .08      $ .14      $ .04      $ .13
                                        ======     ======     ======     ======

Weighted average shares outstanding
  Basic                           16,132,609  15,662,702  16,124,351  15,630,592
  Diluted                         16,208,030  16,038,107  16,227,649  16,033,310


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

                                   Three Months Ended     Six Months Ended
                                        August 31,            August 31,
                                  -------------------     ----------------
                                           As Restated           As Restated
                                             (Note 2)              (Note 2)
                                   1997         1998       1997      1998
                                   ----         ----       ----      ----
 Net income                      $4,672       $2,564     $8,040     $4,352
 Translation adjustment               -        (475)          -      (646)
                                 ------       ------     ------     ------
 Total comprehensive income      $4,672       $2,089     $8,040     $3,706
                                 ======       ======     ======     ======

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




RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31,
1997

   Net revenues for the quarter ended August 31, 1998 were $57.9 million compared to $37.0 million for the same quarter of the prior year, an increase of $20.9 million or 56.4%. Net revenues for the six months ended August 31, 1998 were $102.5 million compared to $68.3 million for the same period of the prior year, an increase of $34.2 million or 50.0%. These increases are principally due to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the acquisition of Texas Monthly, the commencement of operations of Slager
Radio and the SF Acquisition, as well as the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, net revenues increased $5.8 million or 9.9% for the quarter and increased $9.1 million or 8.0% for the six month period.

   Operating expenses for the quarter ended August 31, 1998 were $32.4 million compared to $18.2 million for the same quarter of the prior year, an increase of $14.2 million or 78.2%. Operating expenses for the six months ended August 31, 1998 were $60.2 million compared to $36.9 million for the same period of the prior year, an increase of $23.3 million or 63.0%. These increases are primarily attributable to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the acquisition of Texas Monthly, the commencement of operations of Slager Radio, and the SF Acquisition. On a pro forma basis, operating expenses increased $3.2 million or 9.5% for the quarter and increased $4.9 million or 7.1% for the six month period.

   BCF and PCF for the quarter ended August 31, 1998 was $25.5 million compared to $18.8 million for the same quarter of the prior year, an increase of $6.7 million or 35.3%. BCF and PCF for the six months ended August
31, 1998 was $42.3 million compared to $31.4 million for the same period of the prior year, an increase of $10.9 million or 34.6%. These increases are principally due to increased net revenues offset by increased operating expenses as discussed above. On a pro forma basis, BCF and PCF increased $2.6 million or 10.6% for the quarter and increased $4.2 million or 9.6% for the six month period.

   Corporate expenses for the quarter ended August 31, 1998 were $2.0 million compared to $1.7 million for the same quarter of the prior year, an increase of $0.3 million or 13.9%. Corporate expenses for the six month period ended August 31, 1998 were $3.9 million compared to $3.4 million for same period of the prior year, an increase of $.5 million or 16.4%. These increases are primarily due to the establishment of a corporate division for publishing and television.

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

   Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international deveopment expenses. Adjusted EBITDA for the quarter ended August 31, 1998 was $22.5 million compared to $16.8 million for the same quarter of the prior year, an increase of $5.7 million or 33.7%. Adjusted EBITDA for the six months ended August 31, 1998 was $37.1 million compared to $27.4 million for the same period of the prior year, an increase of $9.7 million or 35.4%. These increases are principally due to increased net revenues offset by increased operating expenses, as discussed above.
On a pro forma basis, Adjusted EBITDA increased $2.0 million or 9.5% for the quarter and increased $3.7 million or 9.8% for the six month period.

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


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1998 to August 31, 1998 is due to the increase of net revenues in the quarter ended August 31, 1998 compared to the quarter ended February 28, 1998.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS.

     The following exhibits are filed or incorporated by reference as a part of this report:

3.1  Articles of Amendment to Articles of Incorporation *
3.2  Amendment to the Amended and Restated Code of By-Laws *
10.1 Second Amended and Restated Revolving Credit and Term Loan Agreement *
10.2 1st Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement *
11   Statements re: Calculations of per share net income
15   Letter re: unaudited interim financial information
27   Financial data schedule (Edgar version only)

*  Previously submitted

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