Form 10-Q/A
period 1998-11-30
EMMIS COMMUNICATIONS CORP
filed 1999-05-03
CIK 783005

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

PART II  - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 24


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and
Subsidiaries as of November 30, 1998 and the related condensed consolidated statements of operations for the three-months and nine-months ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-months ended
November 30, 1998 and 1997 (as restated - see Note 2).
These financial statements are the responsibility of the Company's management.

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


                                    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
December 17, 1998 (except with respect to the matter discussed in Note 2 as to which the date is April 30, 1999).









ITEM 1.  FINANCIAL STATEMENTS

              EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   -----------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                (Dollars in thousands, except per share data)

                                                       As Restated (Note 2)
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
                                                      ========     =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current portion of other long-term liabilities         2,051         2,050
  Accounts payable                                      13,140        10,556
  Accrued salaries and commissions                       2,893         6,018
  Accrued interest                                       2,421        10,044
  Deferred revenue                                       7,985         6,994
  Current portion of TV program rights payable               -         5,307
  Income taxes payable                                       -        17,480
  Note payable-SF Acquisition                                -        25,000
  Other                                                  1,579        15,043
                                                       -------       -------

    Total current liabilities                           30,069        98,492

CREDIT FACILITY                                        215,000       539,000

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION            -        25,606

OTHER LONG-TERM LIABILITIES, NET OF CURRENT PORTION     14,975        20,957

MINORITY INTEREST                                        1,875             -

DEFERRED INCOME TAXES                                   27,559        87,128
                                                       -------       -------

  Total liabilities                                    289,478       771,183
                                                       -------       -------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value;
  authorized 34,000,000 shares; issued
  and outstanding 8,430,660 shares at
  February 28, 1998 and 13,105,944 shares
  at November 30, 1998                                      84           131
  Class B common stock, $.01 par value;
  authorized 6,000,000 shares; issued
  and outstanding 2,560,894 shares at
  February 28, 1998 and 2,560,610 at November 30, 1998      26            26
  Additional paid-in capital                            69,353       257,341
  Accumulated deficit                                 (25,553)      (18,190)
  Cumulative translation adjustments                         -         (653)
                                                       -------       -------

    Total shareholders' equity                          43,910       238,655
                                                       -------       -------

    Total liabilities and shareholders'
      equity                                         $ 333,388   $ 1,009,838
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

                                      Three Months Ended      Nine Months Ended
                                          November 30,            November 30,
                                          (Unaudited)             (Unaudited)
                                    --------------------     ------------------
                                                                   As Restated
                                                                     (Note 2)
                                         1997      1998     1997       1998
                                        ------    ------   ------     ------
GROSS REVENUES                       $ 46,820   $ 84,338   $127,082   $205,059

LESS:  AGENCY COMMISSIONS               7,011     12,699     18,935     30,927
                                      -------    -------    -------    -------

NET REVENUES                           39,809     71,639    108,147    174,132

  Operating expenses                   22,208     40,300     59,143    100,510

  Amortization of TV program rights         -      1,363          -      2,011

  International business development
    expenses                              327        413        932        974

  Corporate expenses                    1,966      2,453      5,338      6,379

  Depreciation and amortization         1,902      8,683      5,407     18,595

  Noncash compensation                  1,120        342      3,532      2,378

  Time brokerage fee                    2,126          -      3,542      2,220
                                      -------    -------    -------    -------
OPERATING INCOME                       10,160     18,085     30,253     41,065
                                      -------    -------    -------    -------

OTHER INCOME (EXPENSE):
  Interest expense                    (3,337)   (12,313)   (10,356)   (24,942)
  Minority interest                         -          -          -      1,875
  Other income (expense), net             116      1,190        322      2,313
                                      -------    -------    -------    -------

         Total Other Income (Expense) (3,221)   (11,123)   (10,034)   (20,754)
                                      -------    -------    -------    -------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                    6,939      6,962     20,219     20,311

PROVISION FOR INCOME TAXES              2,860      3,950      8,100     11,350

NET INCOME BEFORE EXTRAORDINARY ITEM    4,079      3,012     12,119      8,961
                                      -------    -------    -------    -------

EXTRAORDINARY ITEM, NET OF TAX              -          -          -      1,597
                                      -------    -------    -------    -------

NET INCOME                            $ 4,079    $ 3,012   $ 12,119    $ 7,364
                                     ========    =======   ========    =======


  Basic net income per share          $   .38    $   .19    $  1.10    $   .52
                                     ========    =======    =======    =======

  Diluted net income per share        $   .36    $   .19    $  1.06    $   .51
                                     ========    =======    =======    =======

  Weighted average common shares outstanding:
    Basic                          10,867,289 15,654,123 11,034,856 14,046,628
    Diluted                        11,348,632 15,965,611 11,450,283 14,447,764


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

                                                 Nine Months Ended November 30,
                                                            (Unaudited)
                                                        -------------------
                                                                   As Restated
                                                                     (Note 2)
                                                           1997        1998
                                                           ----        ----
OPERATING ACTIVITIES:
  Net income                                            $ 12,119    $ 7,364
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Extraordinary item                                       -      1,597
      Depreciation and amortization of
        property and equipment                             1,866      6,306
      Amortization of debt issuance costs
        and cost of interest rate cap agreements           1,920        910
      Amortization of intangible assets                    3,541     12,289
      Amortization of TV program rights                        -      2,011
      Deferred income taxes                              (1,250)      4,247
      Noncash compensation                                 3,532      2,378
      Other                                                  894    (2,377)
      (Increase) decrease in certain current
        assets (net of dispositions and acquisitions) -
          Accounts receivable                           (16,362)   (24,437)
          Prepaid expenses and other                       1,338    (4,131)
      Increase (decrease) in certain current
        liabilities (net of dispositions and acquisitions) -
          Accounts payable                                 1,566    (3,211)
          Accrued salaries and commissions                 2,051      2,810
          Accrued interest                                   646      7,623
          Deferred revenue                                    29      (991)
          Other                                            2,602      6,796
      Increase (decrease) in other assets, net             (958)      3,836
      Increase in other liabilities                            -      7,345
                                                           -----      -----

        Net cash provided by operating
          activities                                      13,534     30,365
                                                           -----      -----


INVESTING ACTIVITIES:
  Purchases of property and equipment                    (6,492)   (26,224)
  Proceeds from sale of equipment                              -        607
  Acquisition of WQCD-FM                                       -  (128,449)
  Acquisition of SF Broadcasting                               -  (287,293)
  Acquisition of Wabash Valley Broadcasting                    -   (88,905)
  Acquisition of WALC-FM, WKBQ-AM, and WKKX-FM          (36,964)          -
  Acquisition of WTLC-FM and WTLC-AM                    (15,336)          -
  Acquisition of Cincinnati Magazine                     (1,979)          -
  Acquisition of Network Indiana                           (709)          -
                                                          ------    -------

        Net cash used by investment
          activities                                    (61,480)  (530,264)
                                                         -------    -------

FINANCING ACTIVITIES:
  Payments on long-term debt                            (11,224)  (410,157)
  Proceeds from long-term debt                            79,200    733,500
  Proceeds (purchase) of Class A Common Stock,
    net of transaction costs                             (7,000)    182,640
  Purchase of interest rate cap agreements and
    other debt related costs                             (4,230)    (8,912)
  Proceeds from exercise of stock options and
    related income tax benefits                            2,302      3,016
                                                          ------     ------

        Net cash provided by
          financing activities                            59,048    500,087
                                                          ------     ------

EFFECT OF EXCHANGE RATES ON CASH                               -      (653)
                                                          ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          11,102      (465)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,191      5,785
                                                          ------     ------

  End of period                                          $12,293    $ 5,320
                                                          ======     ======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                             $ 7,789   $ 15,301
    Income taxes                                           6,575   $  1,460


ACQUISITION OF WALC-FM, WKBQ-AM AND WKKX-FM:
  Fair value of assets acquired                          $44,642
  Cash paid                                               43,642
                                                         -------
  Liabilities assumed                                    $ 1,000
                                                         =======
ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                                    $203,813
  Cash paid                                                         128,449
                                                                   --------
  Liabilities assumed                                              $ 75,364
                                                                   ========
ACQUISITION OF SF BROADCASTING:
  Fair value of assets acquired                                    $342,809
  Cash paid                                                         287,293
  Note payable                                                       25,000
                                                                   --------
  Liabilities assumed                                              $ 30,516
                                                                   ========
ACQUISITION OF WABASH VALLEY BROADCASTING:
  Fair value of assets acquired                                    $100,276
  Cash paid                                                          88,905
                                                                    -------
  Liabilites assumed                                               $ 11,371
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

   On July 16, 1998, the Company entered into an amended and restated Credit Facility (the "Credit Facility"). See Note 6.

   On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition"), the seller, for a cash purchase price of $287 million (including transaction costs), a $25 million promissory note due to the former owner, plus assumed program rights
payable and other liabilities of approximately $30.5 million.   The Company
financed the acquisition through a $25 million advance payment, the $25 million promissory note (due July 15, 1999, bearing interest at 8%) and borrowings under the Credit Facility. Pledged as collateral for the promissory note is approximately $25 million of the Company's Class A Common Stock. At the option of the Company, the promissory note may be paid in cash or an equivalent amount of the Company's Class A Common Stock. The Company intends to pay this obligation in cash. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying balance sheet and are being amortized over 40 years. Television program rights are included in prepaid expenses and other, and other assets, net in the accompanying condensed consolidated balance sheets. Amortization of television program rights is computed under either straight-line over the contract period or run value, which ever yields the greater amortization for each program on a monthly basis.
The SF Acquisition consists of four Fox network affiliated television stations:
WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale
Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

   Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (collectively the "Wabash Acquisition"), the seller, for a cash purchase price of $88.9 million (including transaction costs), plus assumed program rights payable and other liabilities of approximately $11.4 million. The Company financed the acquisition through a $9 million advance payment and borrowings under the Credit Facility. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying balance sheet and are being amortized over 40 years. Television program rights are included in prepaid expenses and other, and other assets, net in the accompanying condensed consolidated balance sheets. Amortization of television program rights is computed under either straight-line over the contract period or run value, which ever yields the greater amortization for each program on a monthly basis. The Wabash Acquisition consists of WFTX-TV , a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV a CBS network affiliated television station, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area.

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

                               PRO FORMA CONDENSED CONSOLIDATED
                               --------------------------------
                                   STATEMENT OF OPERATIONS
                                    ----------------------
                        (Dollars in thousands, except per share data)

                                    Three Months Ended     Nine Months Ended
                                        November 30,          November 30,
                                    ------------------     -----------------
                                                                    As Restated
                                                                      (Note 2)
                                       1997       1998        1997      1998
                                       ----       ----        ----      ----
                                    Pro forma   Pro forma  Pro forma  Pro forma
                                    ----------  ---------  ---------  ---------
Net revenues                         $ 66,009   $ 73,301   $ 188,133 $ 205,419
 Operating expenses                    39,619     41,316     113,627   120,648
 Amortization of TV program rights      1,386      1,570       3,908     4,662
 International business development
   expenses                               327        413         932       974
 Corporate expenses                     2,216      2,453       6,088     6,779
 Depreciation and amortization          7,963      8,964      23,879    26,360
 Noncash compensation                   1,120        342       3,532     2,378
                                       ------     ------      ------    ------
Operating income                       13,378     18,243      36,167    43,618
Interest expense                     (11,633)   (11,407)    (34,898)  (35,219)
Other income (expense), net                72      1,190         363     4,013
                                       ------     ------      ------    ------
Income before income taxes              1,817      8,026       1,632    12,412
Provision for income taxes                945      4,174         849     6,922
                                       ------     ------      ------    ------
Net income                            $   872    $ 3,852     $   783   $ 5,490
                                       ======     ======      ======    ======
Basic net income per share              $ .06      $ .25       $ .05     $ .35
                                       ======     ======      ======    ======
Diluted net income per share            $ .05      $ .24       $ .05     $ .34
                                       ======     ======      ======    ======

Weighted average shares outstanding
  Basic                            15,467,289 15,654,123  15,634,856 15,635,719
  Diluted                          15,948,632 15,965,611  16,050,283 16,036,855


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


                                  Three Months Ended     Nine Months Ended
                                     November 30,           November 30,
                                  -------------------     ----------------
                                                                  As Restated
                                                                    (Note 2)
                                   1997         1998       1997       1998
                                   ----         ----       ----       ----
 Net income                      $4,079       $3,012    $12,119      $7,364
 Translation adjustment               -         (7)           -       (653)
                                 ------       ------    -------      ------
 Total comprehensive income      $4,079       $3,005    $12,119      $6,711
                                 ======       ======    =======      ======


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


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NOVEMBER 30, 1997

   Net revenues for the quarter ended November 30, 1998 were $71.6 million compared to $39.8 million for the same quarter of the prior year, an increase of $31.8 million or 80%. Net revenues for the nine months ended November 30, 1998 were $174.1 million compared to $108.1 million for the same period of the prior year, an increase of $66.0 million or 61.0%.
These increases are principally due to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the acquisition of Texas Monthly, the commencement of operations of Slager Radio, the SF Acquisition, and the Wabash Acquisition, as well as improved performance at the Company's properties in New York and Chicago.
On a pro forma basis, net revenues increased $7.3 million or 11.0% for the quarter and increased $17.3 million or 9.2% for the nine month period.
These pro forma increases are principally due to improved perfomance at the Company's properties in New York and Chicago.

   Operating expenses for the quarter ended November 30, 1998 were $40.3 million compared to $22.2 million for the same quarter of the prior year, an increase of $18.1 million or 81.5%. Operating expenses for the nine months ended November 30, 1998 were $100.5 million compared to $59.1 million for the same period of the prior year, an increase of $41.4 million or 69.9%. These increases are primarily attributable to the operation of WQCD under a time brokerage agreement and subsequent acquisition thereof, the acquisition of WTLC FM and AM, the acquisition of Texas Monthly, the commencement of operations of Slager Radio, the SF Acquisition, and the Wabash Acquisition. On a pro forma basis, operating expenses increased $1.7 million or 4.3% for the quarter and increased $7.0 million or 6.2% for the nine month period. These pro forma increases are principally due to expenses associated with higher revenues.

   BCF and PCF for the quarter ended November 30, 1998 was $31.3 million compared to $17.6 million for the same quarter of the prior year, an increase of $13.7 million or 78.1%. BCF and PCF for the nine months ended November 30, 1998 was $73.6 million compared to $49.0 million for the same period of the prior year, an increase of $24.6 million or 50.2%. These increases are principally due to increased net revenues offset by increased operating expenses as discussed above. On a pro forma basis, BCF and PCF increased $5.6 million or 21.2% for the quarter and increased $10.3 million or 13.8% for the nine month period. These pro forma increases are principally due to improved operations at the Company's properties in New York and Chicago

   Corporate expenses for the quarter ended November 30, 1998 were $2.5 million compared to $2.0 million for the same quarter of the prior year, an increase of $0.5 million or 25.0%. Corporate expenses for the nine month period ended November 30, 1998 were $6.4 million compared to $5.3 million for same period of the prior year, an increase of $1.1 million or 19.5%. These increases are primarily due to the establishment of a corporate division for publishing and television.

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

   Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international development expenses. Adjusted EBITDA for the quarter ended November 30, 1998 was $27.1 million compared to $15.3 million for the same quarter of the prior year, an increase of $11.8 million or 77.2%. Adjusted EBITDA for the nine months ended November 30, 1998 was $64.3 million compared to $42.7 million for the same period of the prior year, an increase of $21.6 million or 50.4%. These increases are principally due to increased net revenues offset by increased operating expenses, as discussed above.
On a pro forma basis, Adjusted EBITDA increased $5.1 million or 22.7% for the quarter and increased $8.8 million or 13.8% for the nine month period.

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


LIQUIDITY AND CAPITAL RESOURCES

   The increase in accounts receivable from February 28, 1998 to November 30, 1998 is due to the increase of net revenues in the quarter ended November 30, 1998 compared to the quarter ended February 28, 1998.

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