Form 10-K
period 1999-02-28
EMMIS COMMUNICATIONS CORP
filed 1999-05-28
CIK 783005

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
      Act of 1934 for the Fiscal Year Ended February 28, 1999

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

    40 Monument Circle, Suite 700
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 30, 1999, was approximately $566,224,920.

         The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999, was:

              13,240,619 Class A Common Shares, $.01 par value
              2,582,265 Class B Common Shares, $.01 par value

         Documents Incorporated by Reference: See Page 2

                      DOCUMENTS INCORPORATED BY REFERENCE

          Documents                                     Form 10-K Reference
          ---------                                     -------------------

Proxy Statement Dated May 26, 1999                          Part III

                        EMMIS COMMUNICATIONS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                             Page
PART I   ......................................................................................................4
         Item 1.   Business....................................................................................4
         Item 2.   Properties.................................................................................21
         Item 3.   Legal Proceedings..........................................................................23
         Item 4.   Submission of Matters to a Vote of Security Holders........................................23

PART II  .....................................................................................................23
         Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters......................23
         Item 6.   Selected Financial Data....................................................................24
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.......25
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................................30
         Item 8.   Financial Statements and Supplementary Data................................................32
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......68

PART III .....................................................................................................69
         Item 10.   Directors and Executive Officers of the Registrant........................................69
         Item 11.   Executive Compensation....................................................................70
         Item 12.   Security Ownership of Certain Beneficial Owners and Management............................70
         Item 13.   Certain Relationships and Related Transactions............................................70

PART IV  .....................................................................................................70
         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................70

Signatures....................................................................................................73

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We are the eighth largest radio broadcaster in the United States based on total revenues. The thirteen FM radio stations and three AM radio stations we own in the United States serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as St. Louis, Indianapolis and Terre Haute, Indiana. Our six television stations, which we acquired in 1998, are located in New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, Honolulu, Hawaii, Fort Myers, Florida and Terre Haute, Indiana.

     Our strategy is to selectively acquire underdeveloped media properties in desirable markets and then to create value by developing those properties to increase their cash flow. We find such underdeveloped properties attractive because they offer greater potential for revenue and cash flow growth than mature properties. We have been successful in acquiring these types of radio stations and improving their ratings, revenues and cash flow with our marketing focus and innovative programming expertise. We have created top-performing radio stations which rank, in terms of primary demographic target audience share, among the top ten stations in the New York City, Los Angeles and Chicago radio markets according to the Winter 1998 Arbitron Survey. We believe that our strong large-market radio presence and diversity of station formats makes us attractive to a diverse base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.

     More recently, we have begun to apply our advertising sales and programming expertise to our television stations. We view our entry into television as a logical outgrowth of our radio business and as a platform for diversification. Like the radio stations we previously acquired, our television stations are underdeveloped properties located in desirable markets, which can benefit from innovative, research-based programming and our experienced management team. We believe we can improve the ratings, revenues and broadcast cash flow of our television stations with a more market-focused, research-based programming approach and other related strategies, which have proven successful with our radio properties.

     In addition to our domestic broadcasting properties, we operate news and agriculture information networks in Indiana, publish Indianapolis Monthly, Atlanta, Cincinnati, Texas Monthly and Country Sampler and related magazines, and have a 54% interest in a national radio station in Hungary. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

BUSINESS STRATEGY

     We are committed to maintaining our leadership positions in broadcasting, enhancing the performance of our broadcast properties, and distinguishing ourselves through the quality of our operations. Our strategy has the following principal components:

     CREATE CASH FLOW GROWTH BY ENHANCING STATION PERFORMANCE. Our strategy is to selectively acquire underdeveloped media properties in desirable markets and then to create value by developing those properties to increase their cash flow. We believe that our station portfolio provides significant potential for revenue and cash flow growth through enhanced operating performance. We believe that our growth is less dependent on overall advertising market growth than it would be if we owned only mature properties. We expect to continue to create value, particularly in our recently-acquired television stations, through maximizing operating efficiencies, development of innovative programming and focused sales and marketing efforts.

     DEVELOP INNOVATIVE PROGRAMMING. We believe that knowledge of local markets and innovative programming developed to target specific demographic groups are the most important determinants of individual radio and television station success. We conduct extensive market research to identify underserved segments of our markets or to insure that we are meeting the needs and tastes of our target audiences. Utilizing the research results, we concentrate on providing focused programming formats carefully tailored to the demographics of our markets and our advertisers' preferences. Such programming strategies might include, for example, the development or acquisition of on-air talent or development of a sports coverage or news franchise. Local market knowledge is particularly important in developing programming for our Fox television stations, as the higher degree of programming flexibility afforded by our Fox affiliation provides us greater opportunity to tailor our programming to meet the specific demands of our local markets. Greg Nathanson, who heads our television division and directs programming, has over 30 years of television broadcasting experience and has had extensive independent programming experience as President of Programming and Development for Twentieth Television and President of Fox Television Stations.

     EMPHASIZE FOCUSED SALES AND MARKETING STRATEGY. Emmis designs its local and national sales efforts based on advertiser demand and the competition within each market. We provide our sales force with extensive training and technology for sophisticated inventory management techniques, which allows us to make frequent price adjustments based on regional and local market conditions. We seek to maximize sources of non-traditional, non-spot revenue and have led the industry in developing "vendor co-op" (as explained under Advertising Sales) advertising revenue. Although this source of advertising revenue is common in the newspaper and magazine industry, we were among the first broadcasters to recognize and take advantage of the potential of vendor co-op advertising.

     ENCOURAGE ENTREPRENEURIAL MANAGEMENT APPROACH. We believe that broadcasting is primarily a local business and that much of our success is the result of the efforts of regional and local management and staff. We have attracted and retained an experienced team of broadcast professionals who understand the musical tastes, demographics and competitive opportunities of their particular market. Our decentralized approach to station management gives local management oversight of station spending, long-range planning, company policies and resource allocation at their individual stations and rewards local management based on those stations' performance. In addition, we encourage our managers and employees to own a stake in Emmis, and over 90% of all full-time employees have an equity ownership position in the company. We believe that this entrepreneurial management approach has given us a distinctive corporate culture, making Emmis a highly desirable employer in the broadcasting industry and significantly enhancing our ability to attract and retain experienced and highly motivated employees and management.

     SELECTIVELY PURSUE STRATEGIC ACQUISITIONS. Our acquisition strategy is to selectively acquire underdeveloped media properties at reasonable purchase prices where our experienced management team can enhance value. We believe that continued consolidation in the radio broadcasting industry will result in attractive acquisition opportunities as the number of potential buyers for radio assets declines as a result of in-market ownership limitations, and we will continue to evaluate acquisitions of individual radio stations or groups of radio stations in both our current and new markets. We believe that attractive acquisition opportunities are becoming increasingly available in the television broadcasting industry. In many cases, television stations have suffered ratings and revenue declines due to management inattention, improper programming strategies or inadequate sales and marketing efforts. We also expect to evaluate acquisitions of international broadcasting stations and magazine publishing properties which present attractive purchase prices and significant opportunities to capitalize on our management expertise to enhance cash flow. We intend to seek strong local minority-interest partners in evaluating and completing international broadcasting acquisition opportunities.

RADIO AND TELEVISION STATIONS

     The following tables set forth certain information regarding our radio and television stations and their broadcast markets.

                                 RADIO STATIONS

     In the following table, "Market Rank by Revenue" is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (1998 ed.). We own a 40% equity interest in the publisher of Duncan's Radio Market Guide. "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market based on the Winter 1998 Arbitron Survey, except that rankings for the Terre Haute stations are based on the Fall 1998 Arbitron Survey because Arbitron compiles surveys only in the Fall and Spring in that market. A "t" indicates the station tied with another station for the stated ranking. "Station Audience Share" represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.



                                                                                    RANKING IN
        STATION              MARKET                                    PRIMARY        PRIMARY         STATION
          AND                RANK BY                                 DEMOGRAPHIC    DEMOGRAPHIC       AUDIENCE
        MARKET               REVENUE          FORMAT                 TARGET AGES       TARGET          SHARE
        ------               -------          ------                 -----------    -----------       --------
LOS ANGELES                    1
     KPWR-FM                            Dance/Contemporary Hit           12-24           1              4.3

NEW YORK                       2
     WQHT-FM                            Dance/Contemporary Hit           12-24           1              5.7

     WRKS-FM                            Classic Soul/Smooth R&B          25-54           5              3.6

     WQCD-FM                            Contemporary Jazz                25-54           8              2.7

Chicago                        3
     WKQX-FM                            New Rock                         18-34           3              3.4

St. Louis                     18
     KSHE-FM                            Album Oriented Rock              18-34          11              3.2

     WKKX-FM                            Country                          18-34           5              4.1

     WXTM-FM                            Extreme Rock                     18-34          10              2.1

Indianapolis                  30
     WENS-FM                            Adult Contemporary               25-54           4              5.8

     WIBC-AM                            News/Talk                        35-64           3              9.3

     WNAP-FM                            Classic Rock                     18-34           8              3.7

     WTLC-FM                            Urban Contemporary               25-54           9              4.6

     WTLC-AM                            Solid Gold Soul, Gospel          25-54          24              0.8
                                        and Talk

Terre Haute                   172
     WTHI-FM                            Country                          25-54          1t             19.2

     WTHI-AM                            News/Talk                        35-54          9t              1.7

     WWVR-FM                            Classic Rock                     25-49           1             12.1

                              TELEVISION STATIONS

     In the following table, "DMA Rank" is estimated by the A.C. Nielsen Company ("Nielsen") as of January 1997. Rankings are based on the relative size of a station's market among the 210 generally recognized Designated Market Areas ("DMAs"), as defined by Nielsen. "Number of Stations in Market" represents the number of television stations ("Reportable Stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 9:00 a.m. to midnight time period. "Station Rank" reflects the station's rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during February 1999. "Station Audience Share" reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

                                                                        NUMBER OF                STATION
  TELEVISION        METROPOLITAN            DMA      AFFILIATION/       STATIONS     STATION    AUDIENCE
    STATION          AREA SERVED           RANK         CHANNEL         IN MARKET     RANK        SHARE
  -----------      ---------------         -----      -----------       ---------     -----       -----
WVUE-TV         New Orleans, LA             41           Fox/8              7          3t            8

WALA-TV         Mobile, AL-Pensacola, FL    62           Fox/10             6          3            10

WLUK-TV         Green Bay, WI               70           Fox/11             6          4            10

KHON-TV         Honolulu, HI                71           Fox/2              6          1            16

WFTX-TV         Fort Myers, FL              83           Fox/36             5          4             7

WTHI-TV         Terre Haute, IN            139           CBS/10             3          1            24

   Emmis also owns KAII-TV and KHAW-TV, which operate as satellite stations of KHON-TV and primarily re-broadcast the signal of KHON-TV. The stations are considered one station for FCC multiple ownership purposes. Low power television translators W40AN and K55D2 retransmit stations WLUK-TV and KHON-TV, respectively.

RADIO NETWORKS

     In addition to our other radio broadcasting operations, we own and operate two radio networks. Network Indiana provides news and other programming to nearly 70 affiliated radio stations in Indiana. AgriAmerica Network provides farm news, weather information and market analysis to radio stations across Indiana.

PUBLISHING OPERATIONS

     We publish the following magazines through our publishing division:

     Indianapolis Monthly. We have published Indianapolis Monthly magazine since September 1988. Indianapolis Monthly covers local personalities, homes and lifestyles and currently has a paid monthly circulation of approximately 45,000. With a large advertising base and a popular editorial focus, Indianapolis Monthly is the market's leading general interest magazine focusing on the Indianapolis area.

     Atlanta. We acquired and began publishing Atlanta magazine in August 1993. Atlanta covers area personalities, issues and style and currently has a paid monthly circulation of approximately 65,000. The magazine was unprofitable for several years before we acquired it for a nominal investment. Certain initiatives, including downsizing staff, increasing sales efforts and repositioning the editorial focus, have contributed to improving profitability.

     Cincinnati. We acquired Cincinnati magazine in October 1997. Cincinnati magazine was founded by the Greater Cincinnati Chamber of Commerce in 1967 and, under its prior owners, the magazine grew to a paid monthly circulation of approximately 22,000. We repositioned the editorial product to an up-to-date city/regional magazine covering people and entertainment in Cincinnati, doubled the existing sales staff and marketed the newly designed magazine to the Cincinnati area. The magazine currently has a paid monthly circulation of approximately 31,000.

     Texas Monthly. We acquired Texas Monthly magazine in February 1998. The critically acclaimed magazine, which has received eight National Magazine Awards, has a paid monthly circulation of approximately 300,000, and we believe it is read by more than 2,436,000 people. It marked its 25th anniversary with the publication of the February 1998 issue, which set a single issue advertising record. Since acquiring the magazine, we have worked to increase Texas Monthly's operating efficiencies while leaving the highly regarded editorial product intact.

     During the year ended February 28, 1999 we also entered into an agreement to acquire Country Sampler magazine. This acquisition closed in April 1999. Country Sampler focuses on country craft and home decorating ideas and products, and we believe it is read by more than two million people. In connection with the acquisition of Country Sampler, we also acquired other related magazines focusing on particular segments of the country craft and home decorating market.

COMMUNITY INVOLVEMENT

     We believe that to be successful, we must be integrally involved in the communities we serve. To that end, each of our stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, The March of Dimes, American Cancer Society, Riley Children's Hospital and research foundations seeking cures for cystic fibrosis, leukemia and AIDS and helping to fight drug abuse. In addition to our planned activities, our stations take leadership roles in community responses to natural disasters.

INDUSTRY INVOLVEMENT

     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee and the Arbitron Advisory Council and as founding members of the Radio Operators Caucus. In addition, our managers have been voted Radio President of the Year and General Manager of the Year, and at various times we have been voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers.

FEDERAL REGULATION

     Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (and, as amended by the Telecommunications Act of 1996 (the "1996 Act"), the "Communications Act"). Television or radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate television and radio licenses in such manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the location of stations, regulates the apparatus used by stations, and regulates numerous other areas of television and radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

     The 1996 Act represented the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act significantly changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio and television stations.

     First, the 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local TV restrictions in place pending further FCC review. The FCC has already implemented some of these changes through Commission Orders.

     This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for and the prices of attractive stations.

     Other legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or new or amended FCC regulations adopted or what their effect would be on Emmis.

     License Renewal. Radio and television stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. Our licenses currently have the following expiration dates, until renewed:

         WENS-FM (Indianapolis)...............................August 1, 2004
         WKQX-FM (Chicago)....................................December 1, 2004
         KSHE-FM (St.  Louis).................................February 1, 2005
         KPWR-FM (Los Angeles)................................December 1, 2005
         WQHT-FM (New York)...................................June 1, 2006
         WQCD-FM (New York)...................................June 1, 2006
         WIBC-AM (Indianapolis)...............................August 1, 2004
         WNAP-FM (Indianapolis)...............................August 1, 2004
         WRKS-FM (New York)...................................June 1, 2006
         WKKX-FM (St. Louis)..................................December 1, 2004
         WXTM-FM (St. Louis)..................................December 1, 2004
         WTLC-AM (Indianapolis)...............................August 1, 2004
         WTLC-FM (Indianapolis)...............................August 1, 2004
         WTHI-AM (Terre Haute)................................August 1, 2004
         WTHI-FM (Terre Haute)................................August 1, 2004
         WWVR-FM (Terre Haute)................................August 1, 2004
         WTHI-TV (Terre Haute)................................August 1, 2005
         WFTX-TV(Fort Myers)..................................February 1, 2005
         WALA-TV (Mobile).....................................April 1, 2005
         WVUE-TV (New Orleans)................................June 1, 2005
         WLUK-TV (Green Bay)..................................December 1, 2005
         KHON-TV (Honolulu)...................................February 1, 2007

         KAII-TV (Maui).......................................February 1, 2007
         KHAW-TV (Hawaii).....................................February 1, 2007

     Under the 1996 Act, at the time an application is filed for renewal for a station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own) that there is a "substantial and material" question whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether renewal should be granted. The 1996 Act modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee:

     (1) has served the public interest, convenience and necessity;

     (2) has committed no serious violations of the Communications Act or the FCC's rules; and

     (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse.

If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In a vast majority of cases, the FCC renews broadcast licenses even when petitions to deny applications are filed against broadcast license renewal applications.

     In February 1999, pursuant to various third-party proposals, the FCC sought comment on whether it should establish a "microradio" service. The service, as proposed, would consist of three classes of low-power stations licensed by the
FCC: a class of 1,000 watt stations; a class of 100 watt stations; and a class of 1-10 watt stations. The licenses would be available only to entities and individuals with no interests in any other FCC-regulated license and stations would be permitted to operate on a for-profit basis. In order to accommodate these "microradio" stations, the FCC is considering whether to weaken the interference protection provided to full-power radio stations, including those owned by Emmis. Emmis cannot predict at this time the outcome of this rulemaking proceeding or what effect establishing a "microradio" service would have on Emmis' radio stations

     Ownership Matters. The 1996 Act eliminated restrictions on the number of radio stations that may be owned by one entity nationwide. Under the 1996 Act, with limited exceptions, the number of radio stations that may be owned by one entity in a given radio market is dependent on the number of commercial stations in that market:

     - if the market has 45 or more stations, one entity may own not more than eight stations, of which not more than five may be in one service (AM or FM);

     - if the market has between 30 and 44 stations, one entity may own not more than seven stations, of which not more than four may be in one service;

     - if the market has between 15 and 29 stations, a single entity may own not more than six stations, of which not more than four may be in one service; and

     - if the market has fourteen or fewer stations, one entity may own not more than five stations, of which not more than three may be in one service, except that in such a market one entity may not own more than fifty percent of the stations in the market.

Each of the six markets in which our radio stations are located has at least 15 commercial radio stations. In determining whether we are in compliance with the local ownership limits on AM and FM stations, the FCC will consider our AM and FM holdings as well as the attributable broadcast interests of our officers, directors and attributable stockholders. Accordingly, any attributable broadcast interests of our officers and directors may limit the number of radio stations we may acquire or own in any market in which such officers or directors hold or acquire attributable broadcast interests. In addition, our officers and directors may from time to time hold various nonattributable interests in media properties. One entity may not own a radio station together with a television station (the "one-to-a-market" rule) or together with a daily newspaper in the same market, although common ownership of a radio station and a television station in the same market is permitted upon a finding by the FCC that such ownership is in the public interest. The FCC has established a liberal waiver policy to permit common ownership of a radio station and a television station in any of the nation's 25 largest markets; the 1996 Act directed the FCC to extend that policy to the 50 largest markets. Emmis has been granted a waiver of the one-to-a-market rule to permit its common ownership of WTHI-AM, WTHI-FM, WWVR-FM and WTHI-TV.

     With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the previously existing 12-station limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the 1996 Act did not alter current FCC rules that limit an individual entity to maintaining an attributable interest in only one television station in a market. The 1996 Act did require the FCC to conduct a rule making proceeding, however, to determine whether to narrow the geographic scope of the local television cross-ownership rule (the so-called "TV duopoly rule") to permit some two-station combinations in certain (large) markets. At the time of the passage of the 1996 Act, the FCC had already initiated a rule making proceeding to consider whether the television duopoly rule should be retained, modified or eliminated. That proceeding remains pending.

     The same prohibition concerning daily newspapers and radio stations also applies to common ownership of a daily newspaper and a television broadcast station. Under current policy, the FCC will grant a permanent waiver of the newspaper cross-ownership rule (whether involving radio or television) only in those circumstances where the effects of applying the rule would be "unduly harsh," i.e., the newspaper is unable to sell the commonly-owned station or the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and broadcast station. The FCC has previously granted only two permanent waivers of this cross-ownership rule. The FCC has pending a Notice of Inquiry requesting comment on possible changes to its policy for waiving the rule including, among other possible changes:

     - whether waivers should only be available in markets of a particular size;

     - whether any weight should be given to a newspaper's or broadcast station's economic presence or market penetration; and

     - whether there should be limits on the number of broadcast stations or other media outlets that could be co-owned with a newspaper in the same market.

     At present, the FCC's one-to-a-market and cross-ownership rules do not apply to Local Marketing Agreements ("LMAs") as defined below. As part of its attribution rule making, however, the FCC has proposed to apply these rules to LMAs. If such a rule were adopted, Emmis could not provide programming to a radio or television station pursuant to an LMA if Emmis or an individual or an entity holding an attributable ownership interest in Emmis already owns a television station or a daily newspaper in the same market.

     The FCC rules generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand (the "cable-television ownership rule"). The 1996 Act eliminates the statutory prohibition underlying the cable-television ownership rule and directed the FCC to review the cable-television ownership rule to determine if it is necessary in the public interest. In March 1998, the FCC initiated a rule making proceeding to determine whether the cable-television ownership rule is necessary and in the public interest or should be eliminated. Pursuant to the mandate of the 1996 Act, the FCC eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

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

     A transfer of control of a corporation controlling a broadcast license may occur in various ways. For example, a transfer of control occurs if an individual stockholder gains or loses "affirmative" or "negative" control of such corporation through issuance, redemption or conversion of stock. "Affirmative" control would consist of control of more than 50% of such corporation's outstanding voting power and "negative" control would consist of control of exactly 50% of such voting power. To obtain the FCC's prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. The FCC normally has an additional ten days to set aside such grant on its own motion. (FCC rules for computation of time may cause some more variation in the actual time for action and response.)

     In the case of all of these ownership rules, the FCC requires the attribution of broadcast licenses between a broadcasting company and certain of its stockholders, officers or directors such that there would be a violation of FCC regulations where such a stockholder, officer or director and the broadcasting company together held more than the permitted number of stations or a prohibited combination of media outlets in the same market. Under FCC rules, with certain exceptions, attribution of broadcast licenses occurs where any five percent voting stockholder or officer or director of a broadcasting company directly or indirectly owns, operates, controls or has a five percent voting interest in or is an officer or director of any other broadcasting company. Attribution also occurs in the case of general partnership interests and in the case of limited partnership interests where a limited partner is "materially involved" in the media-related activities of the partnership. Passive investments of less than ten percent of the voting interest in a broadcasting company held by certain categories of financial institutions are generally not cognizable for purposes of the foregoing rules of attribution. To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. In cases involving competing media in the same market, however, FCC policy in certain instances prohibits common ownership interests under its "cross-interest" policy even where they are non-voting interests or fall below the five percent and ten percent "benchmarks" discussed above, although the FCC has initiated proceedings to inquire whether this policy should be liberalized or eliminated. Emmis' Amended and Restated Articles of Incorporation and By-Laws authorize the Board of Directors to prohibit any ownership, voting or transfer of its capital stock which would cause Emmis to violate the Communications Act or FCC regulations.

     For purposes of the local radio ownership rules described above, a station is also considered to have an attributable interest in another station in the same market if the first station provides the programming for more than 15% of the broadcast time, on a weekly basis, of a second station. As a result, such programming arrangements may not be entered into by station combinations that could not be commonly owned under FCC rules.

     In cases where one person or entity (such as Jeffrey H. Smulyan in the case of Emmis) holds more than 50% of the combined voting power of the common stock of a broadcasting company, a minority shareholder of the company generally would not be deemed to hold an "attributable" interest in the company. However, any attributable interest by any such shareholder in another broadcast station or other media in a market where such company owns, or seeks to acquire, a station would still be subject to review by the FCC under its "cross-interest" policy, and could result in the company's being unable to obtain from the FCC one or more authorizations needed to conduct its broadcast business or being unable to obtain FCC consents for future acquisitions. Further, in the event that a majority shareholder of a company (such as Mr. Smulyan in the case of Emmis) were no longer to hold more than 50% of the combined voting power of the common stock of the company, the interests of minority shareholders which had theretofore been considered nonattributable could become attributable, with the result that any other media interests held by such shareholders would be combined with the media interests of such company for purposes of determining compliance with FCC ownership rules. In the case of Emmis, Mr. Smulyan's level of voting control could decrease to or below 50% as a result of transfers of common stock pursuant to agreement or conversion of the Class B Common Stock into Class A Common Stock. In the event of any noncompliance, steps required to achieve compliance could include divestitures by either the shareholder or the affected company. Further, other media interests of shareholders having or acquiring an attributable interest in such a company could result in the company being unable to obtain from the FCC one or more authorizations needed to conduct its broadcast business or being unable to obtain FCC consents for future acquisitions. Conversely, a company's media interests could operate to restrict other media investments by shareholders having or acquiring an interest in the company.

     Under the 1996 Act, the FCC is required to review all of its broadcast ownership rules every two years to determine whether the public interest dictates that such rules be repealed or modified. The FCC recently initiated a biennial review and is considering a number of changes to its rules, including changes to the newspaper cross-ownership rule, the local radio ownership rules, and certain aspects of its cable-television ownership rule. We cannot predict the outcome of these proceedings. The adoption of more restrictive ownership limits could have a material adverse effect on our business.

     Alien Ownership Rules. Under the Communications Act, no FCC license may be held by a corporation of which more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Non-U.S. Persons"). Furthermore, the Communications Act provides that no FCC license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Non-U.S. Persons if the FCC finds the public interest will be served by the refusal of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other forms of business organization, including partnerships. Our Amended and Restated Articles of Incorporation and Code of By-Laws authorize the Board of Directors to prohibit such ownership, voting or transfer of its capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

     Cross-Interest Policy. Under its "cross-interest" policy, referred to above, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under the cross-interest policy, the FCC in certain instances may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs (as defined below) and JSAs (as defined below) between broadcast stations. In its ongoing rule making proceeding concerning the attribution rules described below, the FCC has sought comment on, among other things:

     - whether the cross-interest policy should be applied only in smaller markets and

     - whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs and other programming relationships raise concerns under the cross-interest policy.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Broadcast of obscene or indecent material is regulated by the FCC as well as by state and federal law. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed and considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, and technical operations, including limits on radio frequency radiation. Until recently, the FCC required licensees to develop and implement affirmative action programs designed to promote equal employment opportunities, and to submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. In 1998, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's equal employment opportunity policies violate the Fifth Amendment. As a result, licensees are no longer required to develop or file materials relating to equal employment opportunity matters. The FCC has proposed new equal employment opportunity rules that would impose on licensees many of the same outreach and recordkeeping obligations as the former rules. During the pendancy of this rulemaking, Emmis and other major licensees have informally volunteered to comply with the principles espoused in the FCC's old equal employment opportunity rules and policies.

     There are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children's educational programming. In addition, the FCC has adopted rules that require television stations to broadcast, over an 8 to 10 year transition period which commenced on January 1, 1998, increasing and set percentages of closed captioned programming for the hearing-impaired.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of "short" (less than the maximum term) license renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Local Marketing Agreements. Over the past few years, a number of radio and television stations, including certain Emmis stations, have entered into what commonly are referred to as "local marketing agreements" or "time brokerage agreements" (together, "LMAs"). These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station.

     A radio station that brokers substantial time on another station in its market or engages in an LMA with a radio station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, on another local radio station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit the radio broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations service substantially the same geographical area, where the licensee owns those stations or owns one and programs the other through an LMA arrangement. The FCC has specifically revised its "cross-interest" policy to make that policy inapplicable to time brokerage arrangements. Under its current policies, the FCC does not attribute LMAs between television stations to the station or entity providing programming. In connection with its review of its attribution rules, as discussed below, the FCC has proposed to attribute television LMAs in the same fashion as LMAs between radio stations. Concurrently, the FCC is considering whether and for how long to "grandfather" existing television LMAs if the LMA would result in an attributable interest for the brokering station or entity.

     Joint Sales Agreements. Another example of a cooperative agreement between differently owned radio stations in the same market is a joint sales agreement ("JSA"), whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past the FCC has determined that issuance of joint advertising sales should be left to antitrust enforcement. Currently JSAs are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rule making, which, if adopted, would require Emmis to terminate any JSA it might have with a radio station with which Emmis could not have an LMA.

     Recent Developments and Proposed Changes. The FCC in March 1992 initiated an inquiry and rule making proceeding in which it solicited comment on whether it should alter its ownership attribution rules, and initiated a further rule making proceeding in December 1994 to solicit additional public comment on amending those rules. Among the issues being explored in the proceeding are:

     - whether the FCC should raise the benchmarks for determining voting stock interests to be "attributable" from 5% to 10% for those stockholders other than passive institutional investors, and from 10% to 20% for passive institutional investors;

     - whether to consider non-voting stock interests to be attributable under the multiple ownership rules (at present such interests are not attributable);

     - whether to consider generally attributable voting stock interests which account for a minority of the issued and outstanding shares of voting stock of a corporate licensee, where the majority of the corporation's voting stock is held by a single stockholder; and

     - whether to adopt a new attribution policy under which the FCC would scrutinize multiple "cross interests" or other significant business relationships which are held in combination among ostensibly arm's-length competing broadcasters in the same market to determine whether combined interests which individually would not raise concerns as to potential diminution of competition and diversity of viewpoints would nonetheless raise such concerns in light of the totality of the relationships among the parties (including, e.g., LMAs, JSAs, debt relationships, holdings of non-attributable interests, or other relationships among competing broadcasters in the same market).

     In November 1996, the FCC issued a second further notice of proposed rule making in which, in addition to the attribution proposals outlined above, it sought comment on whether the FCC should modify its attribution rules by, among other changes:

     -   attributing ownership in situations where an entity:

         (1) holds a non-attributable equity or debt interest in a broadcast licensee that exceeds a minimum threshold and

         (2) either supplies programming to the licensee or owns a daily newspaper, cable system or broadcast station in the same market as the licensee ("Equity/Debt Plus Rule");

     - attributing interests in LMAs between television stations in the same market; and

     - attributing interests in JSAs, under which a third party purchases the right to sell a licensee's commercial time inventory, but the owner of the license continues to program its station.

With respect to application of the Equity/Debt Plus Rule, if adopted, the Commission may grandfather equity/debt plus relationships that were in existence as of December 15, 1994, or require parties to terminate such relationships within a short period of time following the rule's adoption. We cannot predict when or whether any of these attribution proposals will ultimately be adopted by the FCC.

     In April 1997, the FCC adopted rules authorizing delivery of digital audio radio service on a nationwide basis by satellite ("SDARS"). At the same time, the FCC put out for comment a proposal to permit SDARS to be supplemented by terrestrial transmitters designed to fill "gaps" in satellite coverage. The FCC has awarded two nationwide licenses for SDARS and a third company has applied for a license. It is anticipated that SDARS, when implemented, will be capable of delivering multiple channels of compact-disc quality sound which will be receivable through the use of special receiving antennas.

     In October 1998, in response to a petition filed by USA Digital Radio, the FCC sought comment on whether to initiate a proceeding to adopt rules for the delivery of digital audio broadcasting on a local basis by terrestrial stations utilizing existing broadcasting frequencies. As proposed, digital audio broadcasting would permit existing AM and FM stations to operate in either full analog, hybrid or full digital modes on their current frequencies.

     Also in April 1997, the FCC adopted rules that require television broadcasters to provide digital television ("DTV") to consumers. The FCC also adopted a table of allotments for DTV, which provides eligible existing broadcasters with a second channel on which to provide DTV service. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2-51. The Communications Act mandates that unless certain benchmarks are not satisfied, by the end of 2006 the FCC must recover the channels currently used for analog broadcasting. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals (so-called "ancillary" services), although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. The FCC has imposed a fee of 5% of the annual gross revenues for television broadcasters' use of the DTV spectrum to offer ancillary services (i.e., services other than free, over-the-air, advertiser-supported television). The form and amount of these fees may have a significant effect on the profitability of such services. Broadcasters will not be required to air "high definition" programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets were required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 are required to be on the air with digital signals by November 1, 1999, and the remaining commercial stations, including those owned by Emmis, are required to file DTV construction permit applications by November 1, 1999 and to be on the air with digital signals by May 1, 2002. The FCC stated that broadcasters will remain public trustees and that it will issue a notice to determine the extent of broadcasters' future public interest obligations.

     In August 1998, the FCC adopted rules to govern the use of auctions to resolve competing applications for initial licenses and construction permits and competing applications for major modifications to existing commercial broadcast facilities. The rules apply to full power commercial radio and analog television stations, as well as to all secondary commercial broadcast services (e.g., low power television, FM translator and television translator services). Currently, pending applications for major modifications are "frozen" and will not be acted upon by the FCC. Our pending and future applications for major modifications may become subject to auction proceedings if they are found to be mutually exclusive with major modification applications filed by other radio licensees or applications for new stations.

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

     On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The FCC began implementing the requirements of the 1992 Cable Act in 1993, and final implementation proceedings remain pending regarding certain of the rules and regulations previously adopted. Certain statutory provisions, such as signal carriage and retransmission consent, have a direct effect on television broadcasting. Other provisions are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on Emmis because of the competition between over-the-air television stations and cable systems.

     The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The U.S. Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act in 1997. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors ("MVPDs") from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other MVPDs must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

     Whether and to what extent such must-carry rights will extend to the new digital television signals discussed above to be broadcast by licensed television stations (including those to be owned by Emmis) over the next several years is still a matter to be determined by a rule making proceeding initiated by the FCC in July 1998. The rule making proceeding also seeks comment on related issues, including how to resolve technical compatibility problems, whether the FCC should modify its signal quality requirement during the transition, how to regulate channel placement of digital television signals and whether such signals must be carried on the basic cable tier. We cannot predict at this time whether the FCC will adopt "must carry" requirements for digital television signals or the effect of an FCC decision on our television stations.

     The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers' equipment with 18-inch receiving dishes and decoders. Currently, several entities provide DBS service to consumers throughout the country. Other DBS operators hold licenses, but have not yet commenced service. Generally, the signals of local television broadcast stations are not carried on DBS systems although Congress is considering legislation which would permit carriage of local stations. DBS operators may not import distant network signals into local television markets unless the individual household that would receive the distant network signal is not capable of receiving a sufficiently strong signal of the local affiliate of the given network. In 1998, several federal judges found that certain DBS operators had unlawfully provided distant network signals to households that were not eligible to receive them and ordered the operators to cease providing the illegal signals. In response to these decisions, Congress is contemplating whether to enact legislation that would give DBS operators more flexibility in providing distant network signals to particular households. We cannot predict whether this legislation will pass, but if it does it could adversely affect our television stations by reducing the number of households that receive the television signals of our stations.

     As part of the ongoing examination of its broadcast ownership rules, the FCC is considering whether to permit a single entity to own television stations covering more than 35% of the national television homes. The FCC is also considering whether to eliminate the 50% discount credited to UHF television stations in calculating compliance with the national ownership cap. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include:

     -   proposals to impose spectrum use or other fees on FCC licensees;

     - the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry;

     - proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies;

     - proposals to increase the benchmarks or thresholds for attributing ownership interests in broadcast media;

     - proposals to change rules relating to political broadcasting, including the reinstatement of the so-called "fairness doctrine";

     -   technical and frequency allocation matters;

     -   AM stereo broadcasting;

     -   proposals to permit expanded use of FM translator stations;

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

     - proposals permitting FM stations to accept formerly impermissible interference;

     - changes in the FCC's alien ownership, cross-interest, multiple ownership and cross-ownership policies;

     -   proposals to reimpose holding periods for licenses;

     - changes to broadcast technical requirements, including those relative to the implementation of digital audio broadcasting and satellite digital audio radio service;

     - proposals to tighten safety guidelines relating to radio frequency radiation exposure; and

     - proposals to limit the tax deductibility of advertising expenses by advertisers.

     We cannot predict whether any proposed changes will be adopted, what other matters might be considered in the future, or what impact, if any, the implementation of any of these proposals or changes might have on our business.

     The foregoing is only a brief summary of certain provisions of the Communications Act and of specific FCC regulations. Reference is made to the Communications Act, FCC regulations and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

ADVERTISING SALES

     Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station's sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue.

     We have led the industry in developing "vendor co-op" advertising revenue (i.e., revenue from a manufacturer or distributor which is used to promote its particular goods together with local retail outlets for those goods). Although this source of advertising revenue is common in the newspaper and magazine industry, we were among the first radio broadcasters to recognize, and take advantage of, the potential of vendor co-op advertising. Our Revenue Development Systems division has established a network of radio stations which share information about sources of vendor co-op revenue. In addition, each of our stations has a salesperson devoted exclusively to the development of cooperative advertising. We also use this approach at our television stations. At the end of the last fiscal year we acquired substantially all of the assets of the Co-Opportunities division of Jefferson-Pilot Communications. We believe that the business of Co-Opportunities (which focuses more on co-op advertising for television stations and cable systems) provides an excellent complement to Revenue Development Systems.

COMPETITION

     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market does not generally compete with stations in other market areas. In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors which are material to competitive position include the station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations, and through sales efforts designed to attract advertisers that have done little or no broadcast advertising by emphasizing the effectiveness of radio and television advertising in increasing the advertisers' revenues. Recent changes in the policies and rules of the FCC permit increased joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Although the broadcasting industry is highly competitive, some barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC, and the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act of 1996.

     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, audio tapes and compact discs. We believe that radio's portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industry.

EMPLOYEES

     As of February 28, 1999 Emmis had approximately 1,268 full-time employees and approximately 283 part-time employees. We have approximately 208 employees at various radio and television stations represented by unions. We consider relations with our employees to be excellent.

ITEM 2.  PROPERTIES.

     The following table sets forth information as of February 28, 1999 with respect to Emmis' offices and studios and its broadcast tower locations. Management believes that the properties are in good condition and are suitable for Emmis' operations.

                                                                                                EXPIRATION
                                                     YEAR PLACED            OWNED OR               DATE
PROPERTY                                              IN SERVICE             LEASED              OF LEASE
--------                                             -----------            --------            ----------
Corporate and Publishing Headquarters/                  1998                  Owned                 --
WENS-FM/ WIBC-AM/WNAP-FM/
WTLC-AM & FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, Indiana
WENS-FM Tower                                           1985                  Owned                 --
WNAP-FM Tower                                           1979                  Owned                 --
WIBC-AM Tower                                           1966                  Owned                 --
WTLC-AM Tower                                           1965                 Leased              May 2021
WTLC-FM Tower                                           1968                 Leased           December 2000

KSHE-FM                                                 1986                 Leased           September 2007
700 St.  Louis Union Station
St.  Louis, Missouri
KSHE-FM Tower                                           1986                 Leased           September 2009

WXTM-FM/WKKX-FM                                         1988                 Leased           September 2007
800 St.  Louis Union Station
St.  Louis, Missouri
WXTM-FM Tower                                           1984                  Owned                 --
WKKX-FM Tower                                           1989                 Leased           September 2009

KPWR-FM                                                 1988                 Leased           February 2003
2600 West Olive
Burbank, California
KPWR-FM Tower                                           1993                 Leased           March 2003(1)

WQHT-FM/WRKS-FM/WQCD-FM                                 1996                 Leased            January 2013
395 Hudson Street, 7th Floor
New York, New York
WQHT-FM Tower                                           1988                 Leased            Month-to-Month
WRKS-FM Tower                                           1992                 Leased            November 2005
WQCD-FM Tower                                           1992                 Leased            March 2007

WKQX-FM                                                 1979                 Leased            July 1999(2)
Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                           1975                 Leased            September 1999(2)

Atlanta Magazine Office                                 1993                 Leased            February 2003
1360 Peachtree Street
Atlanta, Georgia

Cincinnati Magazine                                     1996                 Leased            September 2001
One Centennial Plaza
Cincinnati, OH

Texas Monthly                                           1989                 Leased            August 2008
701 Brazos, Suite 1600
Austin, TX

KHON-TV                                                 1987                 Leased            September 1999(3)
1170 Auahi Street
Honolulu, HI
KHON-TV Tower                                           1978                 Leased            December 2018

WALA-TV                                                 1996                 Leased            May 2001
210 government Street
Mobile, AL
WALA-TV Tower                                           1987                  Owned                    --

WFTX-TV                                                 1987                  Owned                    --
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower                                           1987                  Owned                    --

WLUK-TV                                                 1966                  Owned                    --
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower                                           1961                  Owned                    --

WTHI-TV/AM/FM/WWVR-FM                                   1954                  Owned                    --
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower                                           1965                  Owned                    --
WTHI-AM/FM Tower                                        1954                  Owned                    --
WWVR-FM Tower                                           1954                  Owned                    --

WVUE-TV                                                 1972                  Owned                    --
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower                                           1963                  Owned                    --

--------------
(1) The lease provides for one renewal option of ten years following the expiration date. Emmis also owns a tower site which it placed in service in 1984 and currently uses as a back-up facility and on which it leases space to other broadcasters.

(2)  Emmis is in the process of negotiating a new lease with the lessor.

(3) Emmis expects to move into a new studio facility prior to the expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS.

     Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to shareholders during Emmis' fourth quarter.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Emmis' Class A Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol EMMS.

     The following table sets forth the high and low sale prices of the Class A Common Stock for the periods indicated. No dividends were paid during any such periods.

                       QUARTER ENDED                        HIGH               LOW
                     May 1997...............................39.25            33.75
                     August 1997............................49.75            36.50
                     November 1997..........................47.88            43.25
                     February 1998..........................49.50            44.00
                     May 1998...............................55.06            43.13
                     August 1998............................48.75            37.50
                     November 1998..........................38.75            25.25
                     February 1999..........................51.25            34.69

     At April 30, 1999, there were approximately 1,439 record holders of the Class A Common Stock, and there were two record holders, but only one beneficial owner, of the Class B Common Stock.

     Emmis intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                        YEAR ENDED FEBRUARY 28 (29),
                                                                        ----------------------------
                                                              (in thousands, except per share data)
                                                            1995       1996        1997         1998          1999
                                                            ----       ----        ----         ----          ----
OPERATING DATA:
    Net revenues                                         $74,604     $109,244    $113,720    $140,583      $232,836
    Operating expenses                                    45,990       62,466      62,433      81,170       143,348
    International business development expenses              313        1,264       1,164         999         1,477
    Corporate expenses                                     3,700        4,419       5,929       6,846        10,427
    Time brokerage fee                                         -            -           -       5,667         2,220
    Depreciation and amortization                          3,827        5,677       5,481       7,536        28,314
    Noncash compensation                                     600        3,667       3,465       1,482         4,269

    Operating income                                      20,174       31,751      35,248      36,883        42,781
    Interest expense                                       7,849       13,540       9,633      13,772        35,650
    Loss on donation of radio station                          -            -           -       4,833             -
    Other income (expense), net                            (170)        (303)         325           6         1,914

    Income before income taxes and extraordinary item     12,155       17,908      25,940      18,284         9,045
    Income before extraordinary item                       7,627       10,308      15,440      11,084         2,845
    Net income                                             7,627       10,308      15,440      11,084         1,248

       Basic net income per share                          $0.72        $0.96       $1.41       $1.02         $0.09
       Diluted net income per share                        $0.70        $0.93       $1.37       $0.98         $0.08
       Weighted average common shares outstanding:
               Basic                                      10,557       10,691      10,943      10,903        14,453
               Diluted                                    10,832       11,084      11,291      11,362        14,848


                                                                              FEBRUARY 28 (29),
                                                       -------------------------------------------------------------
                                                                           (Dollars in thousands)
                                                             1995        1996        1997        1998         1999
                                                             ----        ----        ----        ----         ----
       BALANCE SHEET DATA:
       Cash                                            $     3,205   $    1,218  $    1,191  $    5,785     $  6,117
       Working capital                                      10,088       14,761      15,463      21,635        1,249
       Net intangible assets                               139,729      135,830     131,743     234,558      802,307
       Total assets                                        183,441      176,566     189,716     333,388    1,014,831
       Credit facility and senior subordinated debt        152,000      124,000     115,000     215,000      577,000
       Shareholders' equity (deficit)                       (2,661)      13,884      34,422      43,910      235,549

                                                                         YEAR ENDED FEBRUARY 28 (29),
                                                                         ----------------------------
                                                                           (Dollars in thousands)

                                                            1995       1996        1997         1998          1999
                                                            ----       ----        ----         ----          ----
       OTHER DATA:
       Broadcast/publishing cash flow (1)             $   28,614    $  46,778   $  51,287   $  59,413    $  89,488
       Adjusted EBITDA (1)                                24,601       41,095      44,194      51,568       77,584
       Cash flows from (used in):
           Operating activities                           15,480       23,221      21,362      22,487       35,121
           Investing activities                         (102,682)         222     (13,919)   (116,693)    (541,470)
           Financing activities                           88,800      (25,430)     (7,470)     98,800      506,681
       Capital expenditures                                1,081        1,396       7,559      16,991       37,383

---------------
       (1) Broadcast/publishing cash flow and adjusted EBITDA are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for Emmis' results of operations presented on the basis of generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The company evaluates performance of its operating entities based on broadcast cash flow (BCF) and publishing cash flow (PCF). Management believes that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities. BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasting and publishing groups. BCF and PCF do not take into account Emmis' debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in Emmis' business or other discretionary uses. BCF and PCF are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing the magazine, and general and administrative costs.

     The Company's revenues are affected primarily by the advertising rates its entities charge. These rates are in large part based on the entities' ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station's local market are critical to the station's financial success, the Company's strategy is to use market research and advertising and promotion to attract and retain audiences in each station's chosen demographic target group.

     In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services which can be used by the station in its business operations. The Company generally confines the use of such trade transactions to promotional items or services for which the Company would otherwise have paid cash. In addition, it is the Company's general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.

ACQUISITIONS

     On April 1, 1999, Emmis acquired substantially all the assets of Country Sampler, Inc. for approximately $19.0 million in cash, $2.0 million payable under contract with the principal shareholder through April 2003, and assumed liabilities of approximately $3.4 million (the "Country Sampler Acquisition"). The acquisition was accounted for as a purchase and was financed through additional borrowings under the Company's amended and restated credit facility (Credit Facility).

     Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (the "Wabash Acquisition"), the seller, for a cash purchase price of $88.9 million (including transaction costs), plus assumed program rights payable and other liabilities of approximately $12.2 million. The Company financed the acquisition through borrowings under the Credit Facility. The Wabash Acquisition consists of WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV a CBS network affiliated television station in Terre Haute, Indiana, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area.

     On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition"), the seller, for a cash purchase price of $287.3 million (including transaction costs), a $25 million promissory note due to the former owner, plus assumed program rights payable and other liabilities of approximately $34.7 million. The Company financed the acquisition through a $25 million promissory note and borrowings under the Credit Facility. The promissory note was paid in full in February 1999. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

     On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City (the "WQCD Acquisition") from Tribune New York Radio, Inc. for a cash purchase price of $141.6 million (including transaction costs) less approximately $13.0 million for cash purchase price adjustments relating to taxes, plus $20.0 million of net current tax liabilities, $52.5 million of deferred tax liabilities and $0.3 million of liabilities associated with the acquisition. The acquisition was accounted for as a purchase and was financed through additional bank borrowings. Effective July 1, 1997 through the date of closing, the Company operated WQCD-FM under a time brokerage agreement.

     On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37.4 million in cash plus assumed liabilities of $8.0 million (the "Mediatex Acquisition"). Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through additional bank borrowings.

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

     Emmis owns a 54% interest in a Hungarian subsidiary (Slager Radio Rt.) which was formed in August 1997. In November 1997, Slager Radio acquired a radio broadcasting license from the Hungarian government at a cost of approximately $19.2 million. The broadcast license has an initial term of seven years and is subject to renewal for an additional five years. Slager Radio began broadcasting on February 16, 1998.

     On October 1, 1997, the Company acquired the assets of Network Indiana and AgriAmerica from Wabash Valley Broadcasting Corporation for $.7 million in cash (the "Network Acquisition"). Emmis financed the acquisition through additional bank borrowings. The acquisition was accounted for as a purchase.

     On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WXTM-FM (formerly WKBQ-FM and WALC-FM), WALC-AM (formerly WKBQ-AM) and WKKX-FM in St. Louis (the "St. Louis Acquisition") from Zimco, Inc. for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc., over a period of years. The purchase price was financed through additional bank borrowings and the acquisition was accounted for as a purchase. In February 1998, the Company donated radio station WALC-AM to a church. The $4.8 million net book value of the station at the time of donation was recognized as a loss on donation of radio station. Effective December 1, 1996 through the date of closing, the Company operated the acquired stations under a time brokerage agreement.

RESULTS OF OPERATIONS

     YEAR ENDED FEBRUARY 28, 1999 COMPARED TO YEAR ENDED FEBRUARY 28, 1998. Net revenues for the year ended February 28, 1999 were $232.8 million compared to $140.6 million for the same period of the prior year, an increase of $92.2 million or 65.6%. This increase was principally due to the Indianapolis, Cincinnati and Mediatex Acquisitions that occurred toward the end of fiscal 1998 and the SF and Wabash Acquisitions that occurred in fiscal 1999 (collectively the "98/99 Acquisitions"). Additionally, Emmis realized higher advertising rates at its broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates. On a pro forma basis, net revenues would have increased $22.2 million or 9.2% for the year. For purposes herein, pro forma information assumes the 98/99 Acquisitions and the WQCD Acquisition were effective on the first day of the year ended February 28, 1998.

     Operating expenses for the year ended February 28, 1999 were $143.3 million compared to $81.2 million for the same period of the prior year, an increase of $62.1 million or 76.6%. This increase was principally attributable to the 98/99 Acquisitions and increased promotional spending at the Company's broadcasting properties. On a pro forma basis, operating expenses would have increased $7.9 million or 5.0% for the year.

     Broadcast/publishing cash flow for the year ended February 28, 1999 was $89.5 million compared to $59.4 million for the same period of the prior year, an increase of $30.1 million or 50.6%. This increase was due to increased net revenues partially offset by increased operating expenses as discussed above. On a pro forma basis, broadcast/publishing cash flow would have increased $14.3 million or 17.1% for the year.

     Corporate expenses for the year ended February 28, 1999 were $10.4 million compared to $6.8 million for the same period of the prior year, an increase of $3.6 million or 52.3%. This increase was primarily due to an increase in the number of corporate employees as a result of the growth of the Company and increased travel and other expenses related to potential acquisitions that were not finalized.

     Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international development expenses. Adjusted EBITDA for the year ended February 28, 1999 was $77.6 million compared to $51.6 million for the same period of the prior year, an increase of $26.0 million or 50.4%. This increase was principally due to the increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses. On a pro forma basis, adjusted EBITDA would have increased $10.9 million or 14.5% for the year.

     Interest expense was $35.7 million for the year ended February 28, 1999 compared to $13.8 million for the same period of the prior year, an increase of $21.9 million or 158.9%. This increase reflected higher outstanding debt due to the 98/99 Acquisitions and the WQCD Acquisition. On a pro forma basis, interest expense would have increased $1.9 million or 3.9% for the year.

     Depreciation and amortization expense for the year ended February 28, 1999 was $28.3 million compared to $7.5 million for the same period of the prior year, an increase of $20.8 million or 275.7%. This increase was primarily due to the 98/99 Acquisitions and the WQCD Acquisition. On a pro forma basis, depreciation and amortization expense would have increased $5.0 million or 16.3%.

     Non-cash compensation expense for the year ended February 28, 1999 was $4.3 million compared to $1.5 million for the same period of the prior year, an increase of $2.8 million or 188.1%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. The increase in non-cash compensation relates primarily to options awarded the CEO in fiscal 1999 under his employment contract which similar options were not awarded in fiscal 1998.

     In April 1999, the Fox Network made a proposal to decrease the number of commercials available for sale by local TV affiliates. If this proposal is implemented, the Company expects its broadcast cash flow would decrease by approximately $1.0 million.

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

     Broadcast/publishing cash flow for the year ended February 28, 1998 was $59.4 million compared to $51.3 million for the same period of the prior year, an increase of $8.1 million or 15.8%. This increase was due to increased net revenues partially offset by increased operating expenses as discussed above.

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

     Non-cash compensation expense for year the ended February 28, 1998 was $1.5 million compared to $3.5 million for the same period of the prior year, a decrease of $2.0 million or 57.2%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This decrease was due primarily to options under an employment contract awarded to the CEO in fiscal 1997 which similar options were not awarded in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1998, Emmis completed the sale of 4.6 million shares of its Class A Common Stock at $42.00 per share resulting in total proceeds of $193.0 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.

     On July 16, 1998, the Company entered into the Credit Facility for $750.0 million, which may be increased up to $1.0 billion. The Credit Facility matures on August 31, 2006, except for the Term Note which matures on February 28, 2007, and is comprised of (1) a $400.0 million revolving credit facility which is subject to certain adjustments as defined in the Credit Facility, (2) a $250.0 million term note and (3) a $100.0 million revolving acquisition credit facility/term note. This Credit Facility is available for general corporate purposes and acquisitions. Amounts borrowed under the Credit Facility bear interest at a variable rate based on an index chosen by the Company. The commitments under the 8-year revolving credit facility, 8-year revolving acquisition Credit Facility/term loan are subject to scheduled annual reductions beginning in 2001 and to additional reductions from the net proceeds of asset sales if the Company's ratio of total indebtedness to operating cash flow exceeds a specified level. As of February 28, 1999, Emmis had $473.0 million available for borrowing under its Credit Facility.

     In February 1999, Emmis completed the sale of $300.0 million of senior subordinated notes that mature in February 2009 (the "Notes"). The Notes bear interest at 8 1/8% with interest payments due semi-annually on September and March 15. Net proceeds of the Notes were used to repay a $25 million promissory note and the related $1.1 million accrued interest due to SF Broadcasting in connection with the purchase of four television stations and outstanding obligations under the Credit Facility. Up to 35% of the Notes can be redeemed prior to March 15, 2002 with the net proceeds of a public offering and the Notes can be 100% redeemed on or after March 15, 2004.

     In connection with the acquisition of KHON-TV in Honolulu, Hawaii, in July 1998, Emmis acquired a commitment to complete the construction of new operating facilities, including broadcast equipment, for the station. The project is expected to be completed in the fall of 1999 for an estimated cost of approximately $19.0 million of which $2.7 million has been incurred through February 28, 1999.

     In the fiscal years ended February 1997, 1998 and 1999, the Company had capital expenditures of $7.6 million, $17.0 million, and $37.4 million, respectively. These capital expenditures primarily consisted of progress payments in connection with the Indianapolis office facility project, leasehold improvements to office and studio facilities in connection with the consolidation of its New York broadcast properties to a single location, and broadcast equipment purchases and tower upgrades, respectively.

     On April 1, 1999, the Company acquired substantially all the assets of Country Sampler, Inc. for approximately $19.0 million in cash, $2.0 million payable under contract with the principal shareholder through April 2003 and assumed liabilities of approximately $3.4 million (the "Country Sampler Acquisition"). The acquisition was accounted for as a purchase and was financed through additional borrowings under the Credit Facility.

     The Company expects cash flow from operating activities and borrowings available under its Credit Facility will be sufficient to fund all debt service for debt existing at February 28, 1999, working capital requirements, and capital expenditure requirements for the next year.

IMPACT OF THE YEAR 2000

     Emmis has completed its assessment phase of year 2000 compliance for information technology for all of its radio broadcasting properties except those included in the Wabash Valley Acquisition. The Company has also completed its assessment of other equipment, including broadcast equipment and embedded technology, at certain radio properties. Assessment of year 2000 compliance at newly acquired television stations, corporate and publishing entities is partially complete. Certain information technology and other equipment is represented by its vendors to be year 2000 compliant. Technology and equipment that is currently not represented as year 2000 compliant will be upgraded or replaced, and tested prior to August 31, 1999. In connection with the move of our corporate and Indianapolis operations to an office building in downtown Indianapolis, substantially all information technology and other equipment in the building has been replaced and is believed to be year 2000 compliant. Emmis estimates that the cost of the remaining year 2000 remediation effort will be approximately $2.0 million, which will be funded from current operations. Emmis has not separately tracked costs incurred to date relating to year 2000 compliance; however, management believes that these costs have been insignificant. Emmis has trained its employees regarding year 2000 issues and compliance. Certain employees at each entity are responsible for year 2000 compliance. Emmis' information systems department is currently auditing the year 2000 compliance of each entity. This audit includes (1) verifying that critical applications have been identified, (2) testing of critical applications, (3) ensuring that year 2000 compliance documentation exists, (4) verifying that remediation is occurring as planned and (5) developing written contingency plans. The audit should be complete by August 31, 1999. If certain broadcast equipment and information technology is not year 2000 compliant prior to January 1, 2000, an entity using that equipment and information technology might not be able to broadcast and process transactions. If this were to occur, temporary solutions or processes not involving the malfunctioning equipment could be implemented. The contingency plans documented during the audit process would be used to implement such temporary solutions.

INFLATION

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Emmis due to adverse changes in financial and commodity market prices and rates. Emmis is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR) and foreign currency exchange rates. To manage this exposure Emmis periodically enters into interest rate derivative agreements. Emmis does not use financial instruments for trading and is not a party to any leveraged derivatives.

INTEREST RATES

     At February 28 1999, Emmis' entire outstanding balance under the Credit Facility, or approximately 48% of Emmis' Credit Facility and Senior Subordinated Debt outstanding bears interest at variable rates. Emmis currently hedges a portion of its outstanding debt with interest rate caps that effectively cap the Credit Facility's underlying base rate at a weighted average rate of 7.1% on the three-month LIBOR for agreements in place as of February 28, 1999. Assuming the current level of borrowings protected under interest rate cap agreements and that LIBOR increased from the rates at February 28, 1999 to the cap rates, interest expense would have increased by $5.7 million and net income would have decreased by $3.5 million. The Credit Facility requires Emmis to maintain interest rate protection agreements through July 2001. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility. The notional amount of the agreements at February 28, 1999 totaled $274 million and expire at various dates ranging from April 2000 to February 2001. The fair value of the interest rate cap agreements was $166,000 at February 28, 1999.

FOREIGN CURRENCY

     Emmis owns a 54% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary's operations are measured in their local currency. Emmis has a natural hedge through some of the subsidiary's long-term obligations being denominated in Hungarian forints. Emmis maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. It is estimated that a 10% change in the value of the U.S. dollar to the Hungarian forint would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28,
                                                           --------------------------------------------
                                                                  1997         1998        1999
                                                                --------      -------     -------
GROSS REVENUES                                                  $134,102     $165,324    $274,056

LESS AGENCY COMMISSIONS                                           20,382       24,741      41,220
                                                                --------     --------    --------

NET REVENUES                                                     113,720      140,583     232,836
 Operating expenses                                               62,433       81,170     143,348
 International business
    development expenses                                           1,164          999       1,477
  Corporate expenses                                               5,929        6,846      10,427
  Time brokerage fee                                                  -         5,667       2,220
  Depreciation and amortization                                    5,481        7,536      28,314
  Non-cash compensation                                            3,465        1,482       4,269
                                                                --------     --------   ---------

OPERATING INCOME                                                  35,248       36,883      42,781
                                                                  ------     --------    --------

OTHER INCOME (EXPENSE):
  Interest expense                                               (9,633)     (13,772)    (35,650)
  Loss on donation of radio station                                   -       (4,833)          -
  Other income, net                                                  325            6       1,914
                                                                --------     --------   ---------
    Total other income (expense)                                 (9,308)     (18,599)    (33,736)
                                                                --------     --------    --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                 25,940       18,284       9,045
PROVISION FOR INCOME TAXES                                        10,500        7,200       6,200
                                                                --------     --------    --------
INCOME BEFORE EXTRAORDINARY ITEM                                  15,440       11,084       2,845
EXTRAORDINARY ITEM, NET OF TAX                                        -            -        1,597
                                                               ---------    ---------    --------
NET INCOME                                                     $  15,440   $   11,084   $   1,248
                                                               =========   ==========   =========

BASIC EARNINGS PER SHARE:
Income before Extraordinary Item                                   $1.41        $1.02      $ 0.20
Extraordinary Item, Net of Tax                                        -            -       (0.11)
                                                                  ------       ------     -------
Net Income                                                         $1.41        $1.02      $ 0.09
                                                                   =====        =====      ======

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                                   $1.37        $0.98       $0.19
Extraordinary item, net of tax                                        -            -       (0.11)
                                                                  ------       ------     -------
Net income                                                         $1.37        $0.98      $ 0.08
                                                                   =====        =====      ======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                FEBRUARY 28,
                                                                          ----------------------
                                                                           1998            1999
                                                                          ------          ------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                               $ 5,785        $   6,117
 Accounts receivable, net of allowance for doubtful
   accounts of $1,346 and $1,698 at February 28, 1998
   and 1999, respectively                                                 32,120           51,479
 Current portion of TV program rights                                          -            3,646
 Income tax refunds receivable                                             4,968                -
 Prepaid expenses and other                                                8,279            9,840
                                                                       ---------        ---------
          Total current assets                                            51,152           71,082
                                                                        --------         --------

PROPERTY AND EQUIPMENT:
  Land and buildings                                                       2,192           35,411
  Leasehold improvements                                                   8,188            8,351
  Broadcasting equipment                                                  18,800           63,943
  Office equipment and automobiles                                        12,144           21,199
  Construction in progress                                                13,091            3,418
                                                                        --------        ---------
                                                                          54,415          132,322
  Less- Accumulated depreciation
    and amortization                                                      20,969           26,262
                                                                        --------         --------
    Total property and equipment, net                                     33,446          106,060
                                                                        --------          -------

INTANGIBLE ASSETS:
  Broadcast licenses                                                     195,400          711,928
  Trademarks                                                               1,022              756
  Excess of cost over fair value of net
    assets of purchased businesses                                        53,297          123,614
  Other intangibles                                                        5,567            5,632
                                                                       ---------        ---------
                                                                         255,286          841,930
  Less- Accumulated amortization                                          20,728           39,623
                                                                        --------         --------
          Total intangible assets, net                                   234,558          802,307
                                                                         -------          -------

OTHER ASSETS:
  Deferred debt issuance costs and cost of
   interest rate cap agreements, net of
   accumulated amortization of $692 and
   and $839 at February 28, 1998 and
   1999, respectively                                                      3,806           18,907
  TV program rights, net of current portion                                    -            7,836
  Investments                                                              5,114            5,664
  Deposits and other                                                       5,312            2,975
                                                                         -------           ------
          Total other assets, net                                         14,232           35,382
                                                                        --------         --------
          Total assets                                                  $333,388       $1,014,831
                                                                        ========       ==========

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)





LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       FEBRUARY 28,
                                                                                   --------------------
                                                                                    1998           1999
                                                                                   ------         ------
CURRENT LIABILITIES:
  Current maturities of other long-term debt                                    $  1,499      $      835
  Current portion of TV program rights payable                                        -            9,471
  Accounts payable                                                                13,140          15,635
  Collection of account receivable on behalf of
     SF Broadcasting and Wabash Valley Broadcasting                                   -            9,016
  Accrued salaries and commission                                                  2,893           4,545
  Accrued interest                                                                 2,421           6,223
  Income tax payable                                                                  -           12,057
  Deferred revenue                                                                 7,985           7,238
  Other                                                                            1,579           4,813
                                                                                --------      ----------
          Total current liabilities                                               29,517          69,833

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT                                     215,000         577,000
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                                     -           25,161
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                      14,923          18,805
OTHER NONCURRENT LIABILITIES                                                         604           3,466
MINORITY INTEREST                                                                  1,875              -
DEFERRED INCOME TAXES                                                             27,559          85,017
                                                                                --------      ----------
          Total liabilities                                                      289,478         779,282
                                                                                --------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01 par value; authorized 34,000,000 shares; issued and outstanding 8,430,660 shares and 13,190,207 shares at February 28,
    1998 and 1999, respectively                                                       84             132

  Class B common stock, $.01 par value; authorized
    6,000,000 shares; issued and outstanding 2,560,894 shares and 2,582,265
    shares at February 28, 1998 and 1999, respectively                                26              26
  Additional paid-in capital                                                      69,353         260,344
  Accumulated deficit                                                            (25,553)        (24,305)
  Accumulated other comprehensive income                                              -             (648)
                                                                                --------      -----------
          Total shareholders' equity                                              43,910         235,549
                                                                                --------      ----------

          Total liabilities and shareholders' equity                            $333,388      $1,014,831
                                                                                ========      ==========


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28, 1999



                                                  Class A                Class B
                                                Common Stock           Common Stock
                                                -----------------------------------
                                                                                         Addi-
                                              Shares                Shares               tional
                                               Out-                  Out-                Paid-in
                                             standing    Amount    standing    Amount    Capital
                                             --------    ------    --------    ------    -------
                                                         (Dollars in thousands, except share data)
BALANCE, FEBRUARY 29, 1996                   8,264,940     $ 83    2,606,332     $26    $ 65,852

Issuance of Class A Common Stock in
  exchange for Class B Common Stock             31,862        -      (31,862)      -           -
Exercise of stock options and
  related income tax benefits                   92,415        1            -       -       1,632
Compensation related to granting
  of stock and stock options                         -        -            -       -       2,715
Issuance of Class A Common
  Stock to profit sharing plan                  21,739        -            -       -         750

Comprehensive Income:
 Net income                                          -        -            -       -           -
                                            ----------     ----    ---------     ---    --------
BALANCE, FEBRUARY 28, 1997                   8,410,956       84    2,574,470      26      70,949
                                            ----------     ----    ---------     ---    --------

Issuance of Class A Common Stock in
  exchange for Class B Common Stock             13,576        -      (13,576)      -           -
Exercise of stock options and
  related income tax benefits                  106,305        1            -       -       2,966
Compensation related to granting
  of stock and stock options                         -        -            -       -         732
Issuance of Class A Common
  Stock to profit sharing plan                  15,152        -            -       -         750
Issuance of Class A Common Stock
  to employees and officers and related
  income tax benefits                           79,115        1            -       -         954
Purchase of Class A Common
  Stock                                       (194,444)      (2)           -       -      (6,998)

Comprehensive Income:
Net income                                           -        -            -       -           -
                                            ----------     ----    ---------     ---    --------
BALANCE, FEBRUARY 28, 1998                   8,430,660       84    2,560,894      26      69,353
                                            ----------     ----    ---------     ---    --------

Issuance of Class A Common Stock in
  exchange for Class B Common Stock              7,629        -       (7,629)      -           -
Exercise of stock options and
  related income tax benefits                  124,678        2       29,000       -       4,128
Compensation related to granting
  of stock and stock options                         -        -            -       -       3,269
Issuance of Class A Common
  Stock to profit sharing plan                  21,592        -            -       -       1,000
Issuance of Class A Common Stock
  to employees and officers and related
  income tax benefits                            5,648        -            -       -           -
Equity offering, net of costs incurred
   of $10,606                                4,600,000       46            -       -     182,594

Comprehensive Income:
Net income                                           -        -            -       -           -
Cumulative translation adjustment                    -        -            -       -           -
Total comprehensive income                           -        -            -       -           -
                                            ----------     ----    ---------     ---    --------
BALANCE, FEBRUARY 28, 1999                  13,190,207     $132    2,582,265     $26    $260,344
                                            ==========     ====    =========     ===    ========





                                                          Accumu-
                                           Accum-         lated Other     Total
                                           ulated         Comprehen-      Shareholders'
                                           Deficit        sive Income     Equity
                                          --------       ------------     -------------
                                          (Dollars in thousands, except share data)
BALANCE, FEBRUARY 29, 1996                    $(52,077)        $   -      $ 13,884
Issuance of Class A Common Stock in
  exchange for Class B Common Stock                  -             -             -
Exercise of stock options and
  related income tax benefits                        -             -         1,633
Compensation related to granting
  of stock and stock options                         -             -         2,715
Issuance of Class A Common
  Stock to profit sharing plan                       -             -           750

Comprehensive Income:
 Net income                                     15,440             -        15,440
                                              --------         -----      --------
BALANCE, FEBRUARY 28, 1997                     (36,637)            -        34,422
                                              --------         -----      --------

Issuance of Class A Common Stock in
  exchange for Class B Common Stock                  -             -             -
Exercise of stock options and
  related income tax benefits                        -             -         2,967
Compensation related to granting
  of stock and stock options                         -             -           732
Issuance of Class A Common
  Stock to profit sharing plan                       -             -           750
Issuance of Class A Common Stock
  to employees and officers and related
  income tax benefits                                -             -           955
Purchase of Class A Common
  Stock                                              -             -        (7,000)

Comprehensive Income:
Net income                                      11,084             -        11,084
                                              --------         -----      --------
BALANCE, FEBRUARY 28, 1998                     (25,553)            -        43,910
                                              --------         -----      --------

Issuance of Class A Common Stock in
  exchange for Class B Common Stock                  -             -             -
Exercise of stock options and
  related income tax benefits                        -             -         4,130
Compensation related to granting
  of stock and stock options                         -             -         3,269
Issuance of Class A Common
  Stock to profit sharing plan                       -             -         1,000
Issuance of Class A Common Stock
  to employees and officers and related
  income tax benefits                                -             -             -
Equity offering, net of costs incurred
   of $10,606                                        -             -       182,640

Comprehensive Income:
Net income                                       1,248             -
Cumulative translation adjustment                    -          (648)
Total comprehensive income                           -             -           600
                                              --------         -----      --------
BALANCE, FEBRUARY 28, 1999                    $(24,305)        $(648)     $235,549
                                              ========         =====      ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28,
                                                                       ---------------------------------------------
                                                                         1997             1998                 1999
                                                                         -----          -------              ------
OPERATING ACTIVITIES:
  Net income                                                           $ 15,440         $  11,084          $   1,248
  Adjustments to reconcile net income to
    net cash provided by operating activities-
      Extraordinary item                                                      -                 -              1,597
      Depreciation and amortization of property and equipment             1,639             2,580              9,705
      Amortization of debt issuance costs and cost of
        interest rate cap agreements                                      1,071             2,183                839
      Amortization of intangible assets                                   3,842             4,956             18,609
      Amortization of TV program rights                                       -                 -              3,005
      Provision for bad debts                                               726               802              1,745
      Provision (benefit) for deferred income taxes                       1,590              (524)             4,953
      Compensation related to stock and stock options granted             2,715               732              3,269
      Contribution to profit sharing plan paid with common stock            750               750              1,000
      Loss on donation of radio station                                       -             4,833                  -
      Cash paid for TV program rights                                         -                 -             (1,469)
      Other                                                                (195)              357             (1,143)
      (Increase) decrease in certain current assets .
        (net of dispositions and acquisitions)-
          Accounts receivable                                            (2,385)           (8,389)           (21,104)
          Prepaid expenses and other current assets                      (3,041)           (4,760)              (727)
      Increase (decrease) in certain current liabilities
        (net of dispositions and acquisitions)-
          Accounts payable                                                2,757             5,560              1,868
          Accrued salaries and commissions                               (1,999)            1,332              1,337
          Accrued interest                                                 (146)            2,247              3,802
          Deferred revenue                                                  395               292               (747)
          Other current liabilities                                          26               116              4,486
      (Increase) decrease in deposits and other assets                     (898)           (1,832)             3,435
      Increase (decrease) in other noncurrent liabilities                  (925)              168               (587)
                                                                       --------         ---------          ---------
          Net cash provided by operating activities                      21,362            22,487             35,121
                                                                       --------         ---------          ---------

INVESTING ACTIVITIES:
  Acquisition of WXTM-FM, WALC-AM and WKKX-FM                            (6,600)          (36,964)                 -
  Acquisition of WTLC-FM and WTLC-AM                                          -           (15,336)                 -
  Acquisition of Texas Monthly                                                -           (37,389)                 -
  Acquisition of Cincinnati Magazine                                          -            (1,979)                 -
  Acquisition of Network Indiana and AgriAmerica                              -              (709)                 -
  Acquisition of WQCD-FM                                                      -                 -           (128,550)
  Acquisition of SF Broadcasting                                              -                 -           (287,293)
  Acquisition of Wabash Valley Broadcasting                                   -                 -            (88,905)
  Purchases of property and equipment                                    (7,559)          (16,991)           (37,383)
  Initial payment for purchase of Hungarian broadcast license                 -            (7,325)                 -
  Other                                                                     240                 -                661
                                                                       --------         ---------          ---------
         Net cash used by investing activities                          (13,919)         (116,693)          (541,470)
                                                                       --------         ---------          ---------

                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28,
                                                                 --------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
                                                                    1997           1998            1999
                                                                  --------      ---------       ----------
FINANCING ACTIVITIES:

  Proceeds of credit facility and senior subordinated notes         19,000        288,378        1,063,000
  Payments on credit facility                                      (28,102)      (183,928)        (723,500)
  Purchases of interest rate cap agreements and payment
      of loan fees                                                       -         (4,291)         (19,589)
  Proceeds (purchase) of the Company's Class A Common
      Stock, net of transaction costs                                    -         (7,000)         182,640
  Proceeds from exercise of stock options and income tax
    benefits of certain equity transactions                          1,632          3,922            4,130
  Other                                                                  -          1,719                -
                                                                  --------      ---------       ----------
          Net cash provided (used) by financing activities          (7,470)        98,800          506,681
                                                                  --------      ---------       ----------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                       (27)         4,594              332

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  1,218          1,191            5,785
                                                                  --------      ---------       ----------
  End of year                                                     $  1,191      $   5,785       $    6,117
                                                                  ========      =========       ==========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                                      $ 8,708        $ 9,655        $  33,439
    Income taxes                                                    9,180          8,419            1,580
  Non-cash investing and financing transactions-
    Fair value of assets acquired by incurring debt                    17             32                -


ACQUISITION OF WXTM-FM, WALC-AM AND WKKX-FM:
   Fair value of assets acquired                                        -       $ 44,564                -
   Cash paid                                                            -         43,564                -
                                                                               ---------
   Liabilities assumed                                                  -        $ 1,000                -

ACQUISITION OF TEXAS MONTHLY:
   Fair value of assets acquired                                        -       $ 45,421                -
   Cash paid                                                            -         37,389                -
                                                                                ---------
   Liabilities assumed                                                  -        $ 8,032                -

ACQUISITION OF WQCD-FM:
   Fair value of assets acquired                                        -              -         $201,347
   Cash paid                                                            -              -          128,550
                                                                                                  -------
   Liabilities assumed                                                  -              -         $ 72,797

ACQUISITION OF SF BROADCASTING:
   Fair value of assets acquired                                        -              -         $346,952
   Cash paid                                                            -              -          287,293
                                                                                                  -------
   Liabilities assumed                                                  -              -         $ 59,659

ACQUISITION OF WABASH VALLEY BROADCASTING:
   Fair value of assets acquired                                        -              -         $101,055
   Cash paid                                                            -              -           88,905
                                                                                                 --------
   Liabilities assumed                                                  -              -         $ 12,150



  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.     Organization

              Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. The thirteen FM radio stations and three AM radio stations Emmis Communications Corporation owns in the United States serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as St. Louis, Indianapolis and Terre Haute, Indiana. The six television stations, which Emmis Communications Corporation acquired in 1998, are located in New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, Honolulu, Hawaii, Fort Myers, Florida and Terre Haute, Indiana. Emmis Communications Corporation also publishes Indianapolis Monthly, Texas Monthly, Cincinnati and Atlanta magazines, has a 54% interest in a national radio station in Hungary (Slager Radio) and engages in certain businesses ancillary to its business, such as broadcast tower leasing and advertising and program consulting.

       b.     Principles of Consolidation

              In fiscal 1999, Emmis Broadcasting Corporation changed its name to Emmis Communications Corporation. The consolidated financial statements include the accounts of Emmis Communications Corporation and its majority owned Subsidiaries. Unless the content otherwise requires, references to Emmis or the Company in these financial statements mean Emmis Communications Corporation and its Subsidiaries. All significant intercompany balances and transactions have been eliminated. Effective in the fourth quarter of fiscal 1999, Emmis began recording 100% of Slager Radio's losses as the minority shareholders' investment had been reduced to zero. When Slager Radio generates net income, Emmis will recognize 100% of their net income to the extent that losses greater than Emmis' 54% interest have been previously recorded.

       c.     Revenue Recognition

               Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery.

       d.     Television Programming

              Emmis has agreements with distributors for the rights to television programming over contract periods which generally run from one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheet.

              The rights to program materials are reflected in the accompanying consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Amortization of program contract costs is computed under either the straight-line method over the contract period or based on usage, whichever yields the greater amortization for each program on a monthly basis. Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets. Program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.

       e.     International Business Development Expenses

              International business development expenses include the cost of the Company's efforts to identify, investigate and develop international broadcast investments or other international business opportunities.

       f.     Non-cash Compensation

              Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Pro forma disclosure of net income and earnings per share under SFAS No. 123 is presented in Note 9.

       g.     Cash and Cash Equivalents

              Emmis considers time deposits, money market fund shares, and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       h.     Property and Equipment

              Property and equipment are recorded at cost. Depreciation and amortization are generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years for leasehold improvements, 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. Interest was capitalized in connection with the construction of the Indianapolis office facility. The capitalized interest was recorded as part of the building cost. In fiscal 1999 and 1998 approximately $1,591,000 and $312,000 of interest was capitalized, respectively. No interest was capitalized in fiscal 1997. On a continuing basis, the Company reviews the financial statement carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations.

       i.     Intangible Assets

              Intangible assets are recorded at cost. Generally, broadcast licenses, trademarks and the excess of cost over fair value of net assets of purchased businesses are being amortized using the straight-line method over 40 years. The cost of the broadcast license for Slager Radio (totaling approximately $20.8 million) is being amortized over the seven year initial term of the license. The excess of cost over fair value of net assets resulting from the purchase of Texas Monthly (approximately $32.4 million) is being amortized over 15 years. Other intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years.

              Subsequent to the acquisition of an intangible asset, Emmis evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such an asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, Emmis uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If separately identifiable cash flows are not available for an intangible asset (as would generally be the case for the excess of cost over fair value of purchased businesses), Emmis evaluates recoverability based on the expected undiscounted cash flows of the specific business to which the asset relates. If such an analysis indicates that impairment has in fact occurred, Emmis writes down the remaining net book value of the intangible asset to its fair value. For this purpose, fair value is determined using quoted market prices (if available), appraisals or appropriate valuation techniques.

       j.     Investments

              Emmis has a 50% ownership interest in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. This investment of $5,114,000 is accounted for on the equity method of accounting.

       k.     Deposits and Other Assets

              Deposits and other assets include amounts due from officers, including accrued interest, of $1,654,000 and $1,741,000 at February 28, 1998 and 1999, respectively. Officer loans bear interest at the Company's average borrowing rate of approximately 6.60% and 7.09% for the years ended February 28, 1998 and 1999, respectively.

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

       n.     Foreign Currency Translation

              The functional currency of Slager Radio is the Hungarian forint. Slager Radio's balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the balance sheet date. Slager Radio's results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio's financial statements was not significant for the year ended February 28, 1998 and was $648,000 for the year ended February 28,1999. This adjustment is reflected in shareholders' equity in the accompanying balance sheet.

       o.     Earnings Per Share

              Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures like the Company's. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (10,942,996, 10,903,333 and 14,452,820 shares for the years ended February 28,
1997, 1998 and 1999, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common equivalent shares outstanding for the period, considering the effect of employee stock options, are 11,291,225, 11,361,881 and 14,848,171 for the years ended February 28, 1997, 1998 and 1999, respectively. For the years ended February 28, 1997, 1998 and 1999, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options.

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

       q.     Accounting Pronouncements

              As of March 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes new rules for the reporting and display of comprehensive income and its components. The Company has reported, in addition to net income, the components of other comprehensive income including foreign currency translation adjustments, in its consolidated statements of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The adoption of this disclosure standard had no impact on the Company's net income or financial position.

              Effective February 28, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (See Note
12). This pronouncement superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and establishes new standards for reporting information about operating segments and related disclosures about products, geographic areas, and major customers in annual and interim financial statements. The adoption of SFAS No. 131 does not affect results of operations or financial operation.

              In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative financial instruments and hedging activities. This pronouncement, which is required to be adopted in fiscal years beginning after June 15, 1999, will require, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS No. 133 will be on the Company.

       r.     Reclassifications

              Certain reclassifications have been made to the February 28, 1997 and 1998 financial statements to be consistent with the February 28, 1999 presentation.

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

       In June 1997, Emmis acquired 194,444 shares of its common stock from Morgan Stanley, Dean Witter, Discover and Co. at $36 per share. The aggregate purchase price of $7.0 million is reflected as a decrease to paid in capital in the accompanying financial statements and was financed through additional borrowings under the Company's Credit Facility.

       In June 1998, Emmis completed the sale of 4.6 million shares of its Class A Common Stock at $42.00 per share resulting in total proceeds of $193.0 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.

3.     PREFERRED STOCK

       Emmis has authorized 10,000,000 shares of preferred stock which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize. As of February 28, 1998 and 1999, no shares of preferred stock are issued and outstanding.

4.     CREDIT FACILITY AND SENIOR SUBORDINATED DEBT

       The Credit Facility and Senior Subordinated Debt was comprised of the following at February 28, 1998 and 1999:

                                                                     1998                        1999
                                                                   --------                    ---------
                                                                           (dollars in thousands)
    Credit Facility:

      Revolving Credit Facility                                   $ 115,000                   $  27,000
      Term Note                                                     100,000                     250,000
    8 1/8% Senior Subordinated Notes Due 2009                             -                     300,000
                                                                  ---------                   ---------
    Total debt                                                    $ 215,000                   $ 577,000
                                                                  =========                   =========

Credit Facility

       On July 16, 1998 the Company entered into an amended and restated Credit Facility for $750 million, which may be increased up to $1.0 billion. As a result of the early payoff of the refinanced debt, the Company recorded an extraordinary loss of approximately $1.6 million, net of taxes, related to unamortized deferred debt issuance costs. The amended and restated Credit Facility expires on August 31, 2006, except for the Term Note which matures on February 28, 2007, and is comprised of (1) a $400 million revolving credit facility which is subject to certain adjustments as defined in the Credit Facility, (2) a $250 million term note and (3) a $100 million revolving acquisition credit facility/term note.

       The amended and restated Credit Facility provides for letters of credit to be made available to the Company not to exceed $50 million. The aggregate amount of outstanding letters of credit and amounts borrowed under the revolving credit facility cannot exceed the revolving credit facility commitment. No letters of credit were outstanding at February 28, 1999.

       All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies, depending on Emmis' ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. The weighted-average interest rate on borrowings outstanding under the Credit Facility at February 28, 1998 and 1999 was approximately 6.72% and 7.69%, respectively. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The Credit Facility requires the Company to maintain interest rate protection agreements through July 2001. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility. The notional amount of the agreements at February 28, 1999 totaled $274 million. The agreements, which expire at various dates ranging from April 2000 to February 2001, establish various ceilings on the Credit Facility's underlying base rate approximating a weighted average rate of 7.1% on the three-month LIBOR interest rate. The cost of these agreements is being amortized over the lives of the agreements and the amortization is included as a component of interest expense.

       The aggregate amount of the revolving credit facility reduces quarterly beginning August 31, 2001. Amortization of the outstanding principal amount under the term note and revolving acquisition Credit Facility/term note is payable in quarterly installments beginning August 31, 2001. The annual amortization and reduction schedules as of February 28, 1999, assuming the entire $750 million Credit Facility was outstanding prior to the scheduled amortization payments are as follows:

SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY AVAILABILITY
(In thousands)

                                                                                        Revolving
                                                                                       Acquisition
                                  Revolving                                          Credit Facility/
       Year Ended              Credit Facility                  Term Note               Term Note
    February (29) 28             Amortization                 Amortization             Amortization                 Total
    ----------------            -------------                 ------------             ------------                 -----
         2002                     $ 40,000                    $    1,875               $  10,000                 $  51,875
         2003                       60,000                         2,500                  15,000                    77,500
         2004                       80,000                         2,500                  20,000                   102,500
         2005                       90,000                         2,500                  22,500                   115,000
         2006                       70,000                         2,500                  17,500                    90,000
         2007                       60,000                       238,125                  15,000                   313,125
                                  --------                      --------                --------                  --------
         Total                    $400,000                      $250,000                $100,000                  $750,000
                                  ========                      ========                ========                  ========

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

       The Credit Facility contains various financial and operating covenants and other restrictions with which Emmis must comply, including, among others, restrictions on additional indebtedness, engaging in businesses other than broadcasting and publishing, paying cash dividends, redeeming or repurchasing capital stock of Emmis and use of borrowings, as well as requirements to maintain certain financial ratios. The Company was in compliance with these covenants at February 28, 1999. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions and disposing of certain assets without the prior consent of the lenders, and provides that an event of default will occur if Jeffrey H. Smulyan ceases to maintain (i) a significant equity investment in Emmis (as specified in the Credit Facility), (ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' subsidiaries, are pledged to secure the Credit Facility.

SENIOR SUBORDINATED NOTES

       On February 12, 1999, the Company issued $300 million of 8 1/8% Senior Subordinated Notes. The Senior Subordinated Notes were sold at 100% of the face amount. The proceeds were used to retire a $25 million promissory note and the related $1.1 million accrued interest due to SF Broadcasting in connection with the purchase of four television stations. The remainder of the proceeds was used to reduce outstanding borrowings under the Credit Facility. In March 1999, the Company filed an Exchange Offer Registration Statement with the SEC to exchange the Senior Subordinated Notes for new Series B Notes ("the Notes") registered under the Securities Act. The terms of the new Series B Notes are identical to the terms of the Senior Subordinated Notes.

       Prior to March 15, 2002, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to 35% of the aggregate principal amount at a redemption price equal to 108.125% plus accrued and unpaid interest, provided that at least $195.0 million of the aggregate principal amount of the Notes originally issued remains outstanding after such redemption. On or after March 15, 2004 and until March 14, 2007, the Notes will be redeemable at the option of the Company in whole or in part at prices ranging from 104.063% to 101.354% plus accrued and unpaid interest. On or after March 15, 2007, the Notes may be redeemable at 100% plus accrued and unpaid interest. Upon a Change of Control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the Notes is payable semi-annually. The Notes have no sinking fund requirements and are due in full on March 15, 2009.

       The Notes are general unsecured obligations of the Company and expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes will rank pari passu with any future Senior Subordinated Indebtedness (as defined) and senior to all Subordinated Indebtedness (as defined) of the Company.

       The indenture relating to the Notes contains covenants with respect to the Company which include limitations of indebtedness, restricted payments, transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, sale/leaseback transactions and mergers, consolidations or sales of substantially all of the Company's assets. The Company was in compliance with these covenants at February 28, 1999.

5.     OTHER LONG-TERM DEBT.

       Other long term debt was comprised of the following at February 28, 1998 and 1999:

                                                                    1998                        1999
                                                                 ---------                  ---------
                                                                         (dollars in thousands)
    Hungary:
        License Obligation                                        $ 11,800                   $ 13,428
        Bonds Payable                                                2,996                      2,877
        Notes Payable                                                1,448                        784
      Other                                                            178                      2,551
                                                                 ---------                  ---------
    Total Other Long-Term Debt                                      16,422                     19,640
    Less: Current Maturities                                         1,499                        835
                                                                 ---------                  ---------
    Other Long Term Debt, Net of Current Maturities                $14,923                   $ 18,805
                                                                 =========                  =========

       The License Obligation is payable to the Hungarian government in Hungarian forints, by Emmis' Hungarian subsidiary in four equal annual installments commencing November 2000. the License Obligation of $13.4 million as of February 28, 1999, is reflected net of an unamortized discount of $1.3 million. The obligation is non-interest bearing, however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. the cost of living adjustment is estimated each reporting period and is included in interest expense. Prevailing market interest rates in Hungary exceed inflation by approximately 3%. Accordingly, the License Obligation has been discounted at an imputed interest rate of approximately 3% to reflect the obligation at its fair value.

       The Bonds and Notes Payable are payable by Emmis' Hungarian subsidiary to the minority shareholders of the subsidiary. The Bonds, payable in Hungarian forints, are due on maturity at November 2004 and bear interest at the Hungarian State Bill rate plus 3% (approximately 23.0% and 20.2% at February 28, 1998 and 1999, respectively). Interest is payable semi-annually. The Notes Payable and accrued interest, payable in U.S. dollars, are due on demand and bear interest at prime plus 2% (approximately 10.5% and 9.75% at February 28, 1998 and 1999, respectively).

6.     TV PROGRAM RIGHTS PAYABLE.

       Future payments required under TV program rights payable as of February 28, 1999, are as follows (in thousands):

                      2000                                                              $ 9,471
                      2001                                                                7,260
                      2002                                                                4,944
                      2003                                                                3,450
                      2004                                                                2,719
                      2005 and thereafter                                                 6,788
                                                                                       --------
                                                                                         34,632

                      Less: Current Portion of TV Program Rights Payable                  9,471
                                                                                       --------
                      TV Program Rights Payable, Net of Current Portion                 $25,161
                                                                                       ========

7.     ACQUISITIONS

       On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WXTM-FM (formerly WKBQ-FM and WALC-FM), WALC-AM (formerly WKBQ-AM) and WKKX-FM in St. Louis from Zimco, Inc. for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1.0 million in trade spots for Zimco, Inc., over a period of years. Concurrent with the signing of the asset purchase agreement, Emmis entered into a time brokerage agreement which permitted Emmis to operate the acquired stations effective December 1, 1996 through the date of closing. Operating results of these stations are reflected in the consolidated statements of operations commencing December 1, 1996. The purchase price was financed through additional bank borrowings. The acquisition was accounted for as a purchase. In February 1998, the Company donated WALC-AM to a church. The $4.8 million net book value of the station at the time of donation was reflected as a loss on donation of radio station in the accompanying consolidated statement of operations.

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

       Emmis owns a 54% interest in a Hungarian subsidiary (Slager Radio Rt.) which was formed in August 1997. In November 1997, Slager Radio acquired a radio broadcasting license from the Hungarian government at a cost of approximately $19.2 million. The broadcast license has an initial term of seven years and is subject to renewal for an additional five years. Slager Radio began broadcasting on February 16, 1998.

       On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37.4 million in cash plus assumed liabilities of $8.0 million. Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through additional bank borrowings.

       On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City (the "WQCD Acquisition") from Tribune New York Radio, Inc. for a cash purchase price of $141.6 million (including transaction costs) less approximately $13.0 million for cash purchase price adjustments relating to taxes plus $20.0 million of net current tax liabilities, $52.5 million of deferred tax liabilities and $0.3 million of assumed liabilities associated with the acquisition. The acquisition was accounted for as a purchase and was financed through additional bank borrowings under its Credit Facility. Effective July 1, 1997 through the date of closing, the Company operated WQCD-FM under a time brokerage agreement.

       On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition), the seller, for a cash purchase price of $287.3 million (including transaction costs), a $25 million promissory note due to the former owner, plus assumed program rights payable and other liabilities of approximately $34.7 million. The Company financed the acquisition through a $25 million promissory note (due July15, 1999, bearing interest at 8%) and borrowings under the Credit Facility. The promissory note was paid in full in February 1999. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including McHale Videofilm and satellite stations KAII-TV, Wailuka, Hawaii, and KHAW-TV, Hilo, Hawaii).

       Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation ("the Wabash Acquisition"), the seller, for a cash purchase price of $88.9 million (including transaction costs), plus assumed program rights payable and other liabilities of approximately $12.2 million. The Company financed the acquisition through borrowings under the Credit Facility. The Wabash Acquisition consists of WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV a CBS network affiliated television station in Terre Haute, Indiana, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area.

       The appraisals used to allocate costs for the WQCD-FM Acquisition, the SF Acquisition and the Wabash Acquisition have not been finalized.

8.     PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

       A pro forma condensed consolidated statement of operations is presented below for the years ended February 28, 1998 and 1999, assuming the acquisitions of WXTM-FM, WKKX-FM, WTLC-FM and AM, Texas Monthly, and the WQCD Acquisition, SF Acquisition and Wabash Acquisition all had occurred on the first day of the year ended February 28, 1998. Pro forma results for the year ended February 28, 1998, include pro forma adjustments for March and actual results for April through February for the acquisition of WXTM-FM and WKKX-FM, pro forma results for March through June and actual results for July through February for the operation of WQCD-FM under the time brokerage agreement, pro forma results for March through October and actual results for November through February for the acquisition of WTLC-FM and AM, pro forma results for March through January and actual results for February for the acquisition of Texas Monthly, pro forma results for March through February for the SF Acquisition and Wabash Acquisition. Pro forma results for Cincinnati Magazine, Network Indiana and AgriAmerica have been excluded as they are not significant to the consolidated operating results of the Company. Pro forma results for the year ended February 28, 1999, include actual results for March through June 4, 1998 for the operation of WQCD-FM under the time brokerage agreement and actual results from June 5, 1998 through February 28, 1999 for the acquisition of WQCD-FM, pro forma results from March through July 15, 1998 and actual results from July 16, 1998 through February 28, 1999 for the SF Acquisition, and pro forma results from March through September and actual results from October through February for the Wabash Acquisition. Pro forma interest expense, depreciation of property and equipment and amortization expense related to the intangibles resulting from the allocation of the purchase price for the above acquisitions and pro forma amortization of television broadcast rights have been included in the pro forma statements presented below (in thousands, except per share data). The appraisals used to allocate costs for the WQCD-FM Acquisition, the SF Acquisition and the Wabash Acquisition have not been finalized.

                                                                   Pro Forma
                                                             -------------------------
                                                              1998              1999
                                                             --------         --------
    NET REVENUES                                             $241,472         $263,696
      Operating expenses                                      157,952          165,862
      International business
        development expenses                                      999            1,477
      Corporate expenses                                        7,846           10,828
      Depreciation and amortization                            30,699           35,695
      Non-cash compensation                                     1,482            4,269
      Time brokerage agreement fees                                 -                -
                                                             --------         --------

    OPERATING INCOME                                           42,494           45,565
                                                             --------         --------

    OTHER INCOME (EXPENSE):

      Interest expense                                        (48,147)         (50,015)
      Other income (expense), net                                (173)           1,680
                                                             --------         --------
              Total other income (expense)                    (48,320)         (48,335)
                                                             --------         --------

    INCOME (LOSS) BEFORE INCOME TAXES                          (5,826)          (2,770)

    PROVISION (BENEFIT) FOR INCOME TAXES                       (1,200)           2,100
                                                             --------         --------

    NET INCOME (LOSS)                                        $ (4,626)        $ (4,870)
                                                             ========         ========

      Basic net income per share                             $  (0.30)        $  (0.31)
                                                             ========         ========
      Diluted net income per share                           $  (0.30)        $  (0.31)
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

9.     EMPLOYEE BENEFIT PLANS

       a.     1986 Stock Incentive Plan and 1992 Nonqualified Stock Option Plan

       These stock plans provide for incentive stock options, nonqualified stock options and stock appreciation rights equivalent to 1,112,500 shares of common stock. The options and stock appreciation rights are generally exercisable six months after the date of grant and expire not more than 10 years from the date the options or rights are granted. Stock appreciation rights provide for the issuance of stock or the payment of cash equal to the appreciation in market value of the allocated shares from the date of grant to the date of exercise. When rights are issued with options, exercise of either the option or the right results in the surrender of the other. As of February 28, 1998 and 1999, there were no stock appreciation rights outstanding nor were there any stock appreciation rights issued with options outstanding. Certain stock options awarded remain outstanding as of February 28, 1998 and 1999.

       b.     1994 Equity Incentive Plan

       Effective March 1, 1994, the shareholders of Emmis approved the 1994 Equity Incentive Plan. Under this Plan, awards equivalent to 1,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 500,000 shares of Class B Common Stock are available for grant and issuance under this Plan. As of February 28, 1998 and 1999, the only awards granted under this Plan were for stock options and restricted shares of stock. Certain stock options awarded remain outstanding as of February 28, 1998 and 1999. The stock options under this Plan are generally exercisable one year after the date of grant and expire not more than 10 years from the date of grant. The exercise price of these options are at the fair market value of the stock on the grant date.

       c.     1995 Equity Incentive Plan

       Effective March 1, 1995, the shareholders of Emmis approved the 1995 Equity Incentive Plan. Under this Plan, awards equivalent to 650,000 shares of common stock may be granted pursuant to employment agreements discussed in Note 10.

       d.     Non-Employee Director Stock Option Plan

       Effective June 29, 1995, Emmis implemented a Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 5,000 shares of the Company's Class A Common Stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. All awards are granted with an exercise price equal to the fair market value of the stock on the date of grant. Under this Plan, awards equivalent to 75,000 shares of Class A Common Stock are available for grant at February 28, 1999.

       e.     1997 Equity Incentive Plan

       Effective March 1, 1997, the shareholders of Emmis approved the 1997 Equity Incentive Plan. Under this plan, awards equivalent to 1,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 500,000 shares of Class B Common Stock are available for grant and issuance under this Plan. As of February 28, 1998, there were no awards granted under this Plan. During fiscal 1999, Emmis granted incentive and nonqualified stock options and restricted stock under this Plan. The stock options under this Plan are generally exercisable one year after the date of grant and expire not more than 10 years from the date of grant.

       f.     Other Disclosures Related to Stock Option and Equity Incentive
Plans

       The Company has historically accounted for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company has elected to continue to use the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS 123. Accordingly, compensation expense reflected in non-cash compensation in the consolidated statements of operations related to the plans summarized above was $2,715,000, $732,000 and $3,269,000 for the years ended February 1997, 1998 and 1999, respectively. Had compensation expense related to these plans been determined based on fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           Year Ended February 28,
                                                           ------------------------------------------------
                                                                  1997          1998               1999
                                                           -------------    ---------------    ------------
    Net Income:
             As Reported                                   $15,440,000       $11,084,000       $1,248,000
             Pro Forma                                     $11,545,000        $8,588,000      ($2,056,000)

    Basic EPS:
             As Reported                                         $1.41            $ 1.02             $.09
             Pro Forma                                           $1.06             $ .79            ($.14)

    Diluted EPS:
             As Reported                                         $1.37             $ .98             $.08
             Pro Forma                                           $1.02             $ .76            ($.14)

       Because the fair value method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                                          Year Ended February 28,
                                                           ------------------------------------------------
                                                                   1997              1998           1999
                                                           -------------    ---------------    ------------
    Risk-Free Interest Rate:                                      6.39%             5.78%             5.21%
    Expected Life (Years):                                         7.1               7.5               8.0
    Expected Volatility:                                         41.56%            38.65%            42.12%

       Expected dividend yields were zero for fiscal 1997, 1998 and 1999.

       A summary of the status of options at February 1997, 1998 and 1999 and the related activity for the year is as follows:

                                      1997                     1998                       1999
                             ----------------------    ----------------------   ----------------------------
                                          Weighted                  Weighted                       Weighted
                              Number       Average      Number       Average       Number          Average
                                Of        Exercise        Of        Exercise         Of            Exercise
                             Options        Price       Options       Price        Options          Price
                             -------        -----       -------      -------       -------          ------
    Outstanding at
      Beginning of Year      893,888          15.88   1,232,335         23.42     1,340,630            26.95
    Granted                  439,862          35.54     225,200         44.06       586,500            33.14
    Exercised                (92,415)         10.01    (106,305)        21.09      (145,362)           21.90
    Expired and other         (9,000)         33.96     (10,600)        42.47       (10,000)           16.00
    Outstanding at
      End of Year          1,232,335          23.42   1,340,630         26.95     1,771,768            29.25
    Exercisable at
      End of Year            737,223          16.71   1,055,430         22.76     1,285,268            26.63
    Available for Grant    1,385,150                  2,671,350                   2,074,850

       During the years ended February 1997, 1998 and 1999 options were granted with an exercise price equal to or less than fair market value of the stock on the date of grant. A summary of the weighted average fair value and exercise price of options granted during 1997, 1998 and 1999 is as follows:

                                                1997                          1998                  1999
                                      ----------------------        ----------------------  -------------------
                                       Weighted     Weighted        Weighted    Weighted    Weighted   Weighted
                                        Average      Average         Average     Average     Average    Average
                                         Fair       Exercise          Fair      Exercise      Fair     Exercise
                                         Value        Price           Value       Price       Value      Price
                                         -----        -----           -----       -----       -----      -----
OPTIONS GRANTED WITH
 AN EXERCISE PRICE:
Equal to Fair Market Value of the
  Stock on the Date of Grant             $ 24.46     $ 42.66       $ 22.85      $ 41.20     $ 20.74     $ 36.77
Less Than Fair Market Value of the
  Stock on the Date of Grant             $ 24.30     $ 15.50       $     -      $     -     $ 37.23     $ 15.50

       During fiscal 1997 and 1999, 14,800 and 5,000 shares of nonvested stock were granted at a weighted average grant date fair value of $37.20 and $44.75, respectively, under employment agreements. No nonvested stock was granted during fiscal 1998.

       The following information relates to options outstanding and exercisable at February 28, 1999:

                             Options Outstanding                            Options Exercisable
                 ---------------------------------------   -------------------------------------------------
                                             Weighted         Weighted                              Weighted
                 Range of                    Average           Average                               Average
                 Exercise      Number of     Exercise         Remaining          Number of          Exercise
                   Prices       Options       Price         Contract Life         Options             Price
              -----------      ---------     ---------      -------------        ---------          --------
                     3.75         31,250          3.75         3.2 years            31,250              3.75
               9.90-14.85         52,900         12.30         4.6 years            52,900             12.30
              14.85-19.80        602,915         15.55         7.4 years           602,915             15.55
              24.75-29.70         88,925         28.88         6.6 years            88,925             28.88
              29.70-34.65        442,500         33.24         9.4 years            71,000             34.50
              34.65-39.60         87,678         38.50         7.0 years            87,678             38.50
              39.60-44.55        148,800         44.00         7.3 years           148,800             44.00
              44.55-49.50        316,800         46.64         8.4 years           201,800             45.30

              In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

       g.     Profit Sharing Plan

              In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with one year of service. Contributions to the plan are at the discretion of the Emmis Board of Directors. Contributions to the plan can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in non-cash compensation in the consolidated statements of operations were $750,000 for the years ended February 1997 and 1998, and $1,000,000 for the year ended February 1999.

         h.  401(k) Retirement Savings Plan

             Emmis sponsors two Section 401(k) retirement savings plans. One covers substantially all nonunion employees age 18 years and older who have at least one year of service and the other covers substantially all union employees that meet the same qualifications. The union plan became effective August 1, 1998. Employees may make pretax contributions to the plans up to 15% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of shares of the Company's Class A Common Stock. Effective March 1, 1996, Emmis began to match 50% of employee contributions up to $2,000. Emmis' contributions to the plans totaled $273,000, $315,000 and $599,000 for the years ended February 1997, 1998 and 1999, respectively.

       i.     Defined Contribution Health and Retirement Plan

              Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $297,000, $342,000 and $344,000 for the years ended February 1997, 1998 and 1999, respectively.

       j.     Employee Stock Purchase Plan

       Effective March 1, 1995, the Company implemented an employee stock purchase plan which permits employees to purchase, via payroll deduction, shares of the Company's Class A Common Stock, at fair market value, up to an amount not to exceed 10% of an employee's annual gross pay.

10.    COMMITMENTS AND CONTINGENCIES

       a.     Operating Leases

              Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through August 2009. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor's operating costs), as well as provisions for payment of utilities and maintenance costs.

              The future minimum rental payments (exclusive of future escalation costs) required by noncancelable operating leases which have remaining terms in excess of one year as of February 28, 1999, are as follows:

                        Payable in Year
                        Ending February                              Payments
                        ----------------                          --------------
                                                                  (In Thousands)
                               2000                                    $ 4,939
                               2001                                      4,324
                               2002                                      4,090
                               2003                                      3,826
                               2004                                      3,080
                               Thereafter                               13,852
                                                                       -------
                                                                       $34,111
                                                                       =======

                Minimum payments have not been reduced by minimum sublease rentals of approximately $592,000 due in the future under noncancelable subleases.

                Rent expense totaled $3,025,000, $4,512,000 and $5,945,000 for the years ended February 1997, 1998 and 1999, respectively. Rent expense for the year ended February 1998 and 1999 is net of sublease income of approximately $86,000 and $148,000, respectively.

       b.     Radio Broadcast Agreements

              Emmis has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments related to these radio broadcast rights are summarized as follows: Year ended February 2000 - $1,564,000, 2001 - $1,345,000, 2002 - $1,276,000, 2003 - $761,000, 2004 - $142,000, and thereafter
- $48,000. Expense related to these broadcast rights totaled $1,383,000, $1,400,000 and $1,492,000 for the years ended February 1997, 1998 and 1999, respectively.

       c.     Litigation

              Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis.

       d.     Employment Agreements

              The Company enters into employment agreements with certain officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. Options to purchase up to approximately 100,000 shares of the Company's Class A Common Stock may be granted over the next three years under agreements in place as of February 28, 1999. Additionally, the Company was negotiating several new employment contracts at February 28, 1999 which were expected to be finalized during fiscal 2000.

       e.     Construction of Office Building

              In connection with the acquisition of KHON-TV in Honolulu, Hawaii, in July 1998, Emmis acquired a commitment to complete the construction of new operating facilities, including broadcast equipment, for the station. The project is expected to be completed in the fall of 1999 for an estimated cost of approximately $19.0 million of which $2.7 million has been incurred through February 28, 1999.

11.    INCOME TAXES

       The provision for income taxes for the years ended February 1997, 1998 and 1999, consisted of the following:

                                                                   1997      1998       1999
                                                                 -------    ------     -----
                                                                         (In Thousands)
    Current:
      Federal                                                    $ 7,535      $6,474    $1,247
      State                                                        1,375       1,250         -
                                                                 -------      ------    ------
                                                                   8,910       7,724     1,247
                                                                 -------      ------    ------
    Deferred:
      Federal                                                      1,328        (759)    3,953
      State                                                          262         235     1,000
                                                                 -------      ------    ------
                                                                   1,590        (524)    4,953
                                                                 -------      ------    ------
    Provision for income taxes                                   $10,500      $7,200    $6,200
                                                                 =======      ======    ======

              The provision for income taxes for the years ended February 1997, 1998 and 1999, differs from that computed at the Federal statutory corporate tax rate as follows:

                                                                 1997          1998         1999
                                                               --------       ------       ------
                                                                        (In Thousands)
    Computed income taxes at 35%                                $ 9,079       $6,399       $3,166
    State income tax                                              1,064          965          650
    Foreign losses                                                    -            -        1,334
    Nondeductible goodwill                                            -            -        1,324
    Other                                                           357         (164)        (274)
                                                                -------       ------       ------
    Net provision for income taxes                              $10,500       $7,200       $6,200
                                                                =======       ======       ======

           The components of deferred tax assets and deferred tax liabilities at February 28, 1998 and 1999, are as follows:


                                                                      1998            1999
                                                                    --------        --------
                                                                         (In Thousands)
    Deferred tax assets:
      Capital loss carryforwards                                    $  2,914        $    439
      Net operating loss carryforwards                                 2,587           2,142
      Compensation relating to stock options                           2,243           3,336
      Other                                                            2,739           2,219
      Valuation allowance                                             (2,914)         (1,056)
                                                                    --------        --------
         Total deferred tax assets                                     7,569           7,080
                                                                    --------        --------
    Deferred tax liabilities:
      Intangible assets                                              (33,166)        (88,071)
      Other                                                           (1,962)         (4,026)
                                                                    --------        --------
         Total deferred tax liabilities                              (35,128)        (92,097)
                                                                    --------        --------
         Net deferred tax liability                                 $(27,559)       $(85,017)
                                                                    ========        ========

              A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for 100% of the capital loss carryforwards available as of February 28, 1998 and 1999, since these loss carryforwards can only be utilized to offset future capital gains with expiration of approximately $730,000 in 2000, and $368,000 in 2002. The expiration of net operating loss carryforwards approximate $692,000 in 2000, $1,486,000 in 2003, $2,623,000 in 2004, and $2,133,000 thereafter.

12.    SEGMENT INFORMATION

       The Company's operations are aligned into three business segments:
Radio, Television and Publishing. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

       The Radio segment includes all 17 of the company's radio stations. The Radio segment derives its revenue from the sale of commercial broadcast inventory. The Television segment consists of six television stations that derive revenue from the sale of commercial broadcast inventory. The Company's Publishing segment consists of four publishing entities which derive revenue from subscriptions and the sale of print advertising inventory.

       The category "Corporate and Other" represents the results of insignificant operations and income and expense not allocated to reportable segments.

       The Company's segments operate primarily in the United States with one radio station located in Hungary. Total revenues for the year-ended February 28, 1999 were $3.3 million and total assets as of february 28, 1998 and 1999 were $27.2 million and $20.4 million, respectively, related to the Hungarian radio station. Total revenues for this station were not material for the year ended February 28, 1998. The accounting policies as described in the summary of significant accounting policies are applied consistently across segments.

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



                                                                                  CORPORATE
  YEAR ENDED FEBRUARY 28, 1999           RADIO      TELEVISION    PUBLISHING      AND OTHER       CONSOLIDATED
Net revenues                           $155,028      $ 39,623        $36,476      $ 1,709           $ 232,836
Operating expenses                       84,907        26,130         31,491          820             143,348
                                       --------       -------        -------     ---------         ----------
Broadcast/publishing cash flow           70,121        13,493          4,985          889              89,488
International business
  development expenses                      -             -              -          1,477               1,477
Corporate expenses                          -             -              -         10,427              10,427
Time brokerage fee                        2,220           -              -             -                2,220
Depreciation and amortization            13,990         8,352          4,813        1,159              28,314
Non-cash compensation                       -             -               -         4,269               4,269
                                       --------       -------        -------     ---------         ----------
Operating income                         53,911         5,141            172      (16,443)             42,781
Total assets                            460,065       439,279         44,171       71,316           1,014,831

                                                                                CORPORATE
YEAR ENDED FEBRUARY 28, 1998        RADIO          TELEVISION    PUBLISHING     AND OTHER      CONSOLIDATED
Net revenues                        $125,855           -          $13,586          $ 1,142        $140,583
Operating expenses                    67,646           -           12,600              924          81,170
                                   ---------          --          -------          -------        --------
Broadcast/publishing cash flow        58,209           -              986              218          59,413
International business
 development expenses                     -            -               -               999             999
Corporate expenses                        -            -               -             6,846           6,846
Time brokerage fee                     5,667           -               -                -            5,667
Depreciation and amortization          7,034           -              294              208           7,536
Non-cash compensation                     -            -               -             1,482           1,482
                                   ---------          --          -------          -------        --------
Operating income                      45,508           -              692           (9,317)         36,883
Total assets                         255,541           -           50,086           27,761         333,388

                                                                                CORPORATE
YEAR ENDED FEBRUARY 28, 1997        RADIO         TELEVISION    PUBLISHING      AND OTHER      CONSOLIDATED
Net revenues                        $103,292           -           $9,493            $ 935        $113,720
Operating expenses                    52,839           -            8,957              637          62,433
                                   ---------          --          -------          -------        --------
Broadcast/publishing cash flow        50,453           -              536              298          51,287
International business
 development expenses                      -           -               -             1,164           1,164
Corporate expenses                         -           -               -             5,929           5,929
Time brokerage fee                         -           -               -                 -              -
Depreciation and amortization          5,098           -              158              225           5,481
Non-cash compensation                      -           -               -             3,465           3,465
                                   ---------          --          -------          -------        --------
Operating income                      45,355           -              378          (10,485)         35,248
Total assets                         168,730           -            3,652           17,334         189,716

13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of financial instruments of Emmis is estimated below based on the methods and assumptions discussed therein.

       a.     Cash and Cash Equivalents

              The carrying amounts approximate fair value because of the short maturity of these instruments.

       b.     Long-Term Debt

              Based upon borrowing rates currently available to the Company for debt with similar terms and the same remaining maturities, the fair value of long-term debt approximated the carrying value at February 28, 1999.

       c.     Interest Rate Cap Agreements

              The unamortized cost of interest rate cap agreements included in the February 28, 1999 consolidated balance sheet totals $231,000. The fair value of interest rate caps is estimated by obtaining quotations from brokers and approximates $166,000 at February 28, 1999.

       d.     Letter of Credit

              Fees paid for the Company's $50 million letter of credit approximate fair value based on fees currently charged for similar arrangements.

14.    RELATED PARTY TRANSACTIONS

       Two officers of Emmis are partners in a law firm which provides legal services to Emmis. Legal fees paid to this law firm were approximately $296,000, $512,000 and $868,000 for the years ended February 1997, 1998 and
1999, respectively.

15.    FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY
       NON-GUARANTOR

       Emmis conducts a significant portion of its business through subsidiaries. The Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). One of Emmis' subsidiaries does not guarantee the Senior Subordinated Notes (the "Non-Guarantor Subsidiary"). The claims of creditors of the Non-Guarantor Subsidiary have priority over the rights of Emmis to receive dividends or distributions from such subsidiary.

       Presented below is condensed consolidating financial information for Emmis, the Subsidiary Guarantors and the Non-Guarantor Subsidiary as of February 28, 1999 and 1998 and for each of the three years in the period ended February 28, 1999.

       The equity method has been used by Emmis with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                     Condensed Consolidating Balance Sheet
                            As of February 28, 1999
                           (in thousands of dollars)

                                                                                                    Eliminations
                                                  Parent                                                and
                                                 Company        Subsidiary         Subsidiary      Consolidating
                                                   Only          Guarantors     Non-Guarantor         Entries      Consolidated
                                                 --------      --------------   ---------------    ------------   --------------
Current Assets
   Cash and cash equivalents                     $  2,286        $  3,146           $   685           $       -    $    6,117
   Accounts receivable, net                             -          50,436             1,043                   -        51,479
   Current portion of TV program rights                 -           3,646                 -                   -         3,646
   Income tax refunds receivable                        -               -                 -                   -             -
   Prepaid expenses and other                       5,720           4,048                72                   -         9,840
                                                 --------        --------           -------           ---------    ----------
      Total current assets                          8,006          61,276             1,800                   -        71,082

Property and equipment, net                        33,769          71,342               949                   -       106,060
Intangible assets, net                                151         785,219            16,937                   -       802,307
Investment in affiliates                          856,701               -                 -            (856,701)            -
Other assets, net                                  31,866           7,648               702              (4,834)       35,382
                                                 --------        --------           -------           ---------    ----------
      Total assets                               $930,493        $925,485           $20,388           $(861,535)   $1,014,831
                                                 ========        ========           =======           =========    ==========

Current Liabilities
   Current maturities of other long-
      term debt                                  $     34        $     16           $ 2,239           $  (1,454)   $      835
   Current portion of TV program
      rights payable                                    -           9,471                 -                   -         9,471
   Accounts payable                                 7,527           7,739               369                   -        15,635
   Collection of accounts receivable on
      behalf of SF Broadcasting and
      Wabash Valley Broadcasting                        -           9,016                 -                   -         9,016
   Accrued salaries and commissions                 1,262           2,719               564                   -         4,545
   Accrued interest                                 6,222               1                 -                   -         6,223
   Income taxes payable                            11,790             267                 -                   -        12,057
   Deferred revenue                                     -           7,238                 -                   -         7,238
   Other                                              146           4,667                 -                   -         4,813
                                                 --------        --------           -------           ---------    ----------
      Total current liabilities                    26,981          41,134             3,172              (1,454)       69,833

Credit Facility and Senior
   Subordinated Debt                              577,000               -                 -                   -       577,000
TV program rights payable, net
   of current portion                                   -          25,161                 -                   -        25,161
Other long-term debt, net of
   current portion                                  2,543             (45)           19,687              (3,380)       18,805
Other noncurrent liabilities                           (4)          3,470                 -                   -         3,466
Minority interest                                       -               -                 -                   -             -
Deferred income taxes                              87,776          (2,759)                -                   -        85,017
                                                 --------        --------           -------           ---------    ----------
      Total liabilities                           694,296          66,961            22,859              (4,834)      779,282

Shareholders' Equity
   Class A common stock                               132               -                 -                   -           132
   Class B common stock                                26               -                 -                   -            26
   Additional paid-in capital                     260,344               -             4,297              (4,297)      260,344
   Subsidiary investment                                -         637,223                 -            (637,223)            -
   Retained earnings (accumulated deficit)        (24,305)        221,301            (6,120)           (215,181)      (24,305)
   Accumulated other comprehensive income               -               -              (648)                  -          (648)
                                                 --------        --------           -------           ---------    ----------
      Total shareholders' equity                  236,197         858,524            (2,471)           (856,701)      235,549
                                                 --------        --------           -------           ---------    ----------
      Total liabilities and
         shareholders' equity                    $930,493        $925,485           $20,388           $(861,535)   $1,014,831
                                                 ========        ========           =======           =========    ==========

                        Emmis Communications Corporation
                Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 1999
                           (in thousands of dollars)

                                                                                                  Eliminations
                                                 Parent                                                and
                                                 Company        Subsidiary        Subsidiary      Consolidating
                                                  Only          Guarantors       Non-Guarantor       Entries        Consolidated
                                                 --------      --------------   ---------------    ------------   --------------
Net revenues                                     $  1,709        $227,873           $ 3,254            $     -        $232,836
   Operating expenses                                 820         138,581             3,947                  -         143,348
   International business development expenses          -           1,477                 -                  -           1,477
   Corporate expenses                              10,427               -                 -                  -          10,427
   Time brokerage agreement fee                         -           2,220                 -                  -           2,220
   Depreciation and amortization                    1,159          24,336             2,819                  -          28,314
   Non-cash compensation                            3,600             669                 -                  -           4,269
                                                 --------        --------           -------            -------        --------
Operating income                                  (14,297)         60,590            (3,512)                 -          42,781
                                                 --------        --------           -------            -------        --------
Other income (Expense)
   Interest expense                               (33,667)           (102)           (3,171)             1,290         (35,650)
   Other income (expense), net                     74,865         (73,957)              421                585           1,914
                                                 --------        --------           -------            -------        --------
Total other income (expense)                       41,198         (74,059)           (2,750)             1,875         (33,736)
                                                 --------        --------           -------            -------        --------

Income (loss) before income taxes                  26,901         (13,469)           (6,262)             1,875           9,045

Provision (benefit) for income taxes                9,719          (3,377)             (142)                 -           6,200
                                                 --------        --------           -------            -------        --------
                                                   17,182         (10,092)           (6,120)             1,875           2,845
Extraordinary item, net of tax                     (1,597)              -                 -                  -          (1,597)
Equity in earnings (loss) of subsidiaries         (14,337)              -                 -             14,337               -
                                                 --------        --------           -------            -------        --------
Net income (loss)                                $  1,248        $(10,092)          $(6,120)           $16,212        $  1,248
                                                 ========        ========           =======            =======        ========

                        Emmis Communications Corporation
                     Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 1999
                           (in thousands of dollars)

                                                          Parent Company     Subsidiary    Subsidiary
                                                               Only          Guarantors   Non-Guarantor  Eliminations  Consolidated
                                                          --------------     ----------   -------------  ------------  ------------
Operating Activities:

   Net income                                              $    1,248        $ (10,092)      $(6,120)      $ 16,212    $    1,248
      Adjustments to reconcile net income to net cash
        provided (used) by operating activities -
      Extraordinary item                                        1,597                -             -              -         1,597
      Depreciation and amortization of property
        and equipment                                             779            6,886         2,040              -         9,705
      Amortization of debt issuance costs and
        cost of interest rate cap agreements                      839                -             -              -           839
      Amortization of intangible assets                           380           17,450           779              -        18,609
      Amortization of TV program rights                             -            3,005             -              -         3,005
      Provision for bad debts                                       -            1,745             -              -         1,745
      Provision (benefit) for deferred income taxes             4,953                -             -              -         4,953
      Noncash compensation                                      3,600              669             -              -         4,269
      Cash paid for TV program rights                               -           (1,469)            -              -        (1,469)
      Equity in earnings of subsidiaries                       14,337                -             -        (14,337)            -
      Intercompany                                           (522,788)         521,699         2,543         (1,454)            -
      Other                                                       103              629             -         (1,875)       (1,143)
      (Increase) decrease in certain assets (net
        of dispositions and acquisitions) -
        Accounts receivable                                       345          (21,835)          386              -       (21,104)
        Prepaid expenses and other current assets              (4,725)           4,070           (72)             -          (727)
      Increase (decrease) in certain current liabilities
        (net of dispositions and acquisitions) -
        Accounts payable                                        4,146           (2,057)       (1,675)         1,454         1,868
        Accrued salaries and commissions                          236              537           564              -         1,337
        Accrued interest                                        3,801                1             -              -         3,802
        Deferred revenue                                            -             (747)            -              -          (747)
        Other current liabilities                              (2,625)           6,320           791              -         4,486
      (Increase) decrease in deposits and other assets          9,516           (6,408)          327              -         3,435
      Increase (decrease) in other noncurrent liabilities         596              248        (1,431)             -          (587)
                                                           ----------        ---------       -------       --------    ----------
        Net cash provided (used) by
            operating activities                             (483,662)         520,651        (1,868)             -        35,121
                                                           ----------        ---------       -------       --------    ----------

Investing Activities:

   Acquisition of WQCD-FM                                           -         (128,550)            -              -      (128,550)
   Acquisition of SF Broadcasting                                   -         (287,293)            -              -      (287,293)
   Acquisition of Wabash Valley Broadcasting                        -          (88,905)            -              -       (88,905)
   Purchases of property and equipment                        (21,363)         (13,654)       (2,366)             -       (37,383)
   Other                                                            7              654             -              -           661
                                                           ----------        ---------       -------       --------    ----------
        Net cash used in
            investing activities                              (21,356)        (517,748)       (2,366)             -      (541,470)
                                                           ----------        ---------       -------       --------    ----------

Financing Activities:
   Proceeds of credit facility and senior
      subordinated notes                                    1,063,000                -             -              -     1,063,000
   Payments on credit facility                               (723,500)               -             -              -      (723,500)
   Purchase of interest rate cap agreements
      and payment of loan fees                                (19,589)               -             -              -       (19,589)
   Proceeds of the Company's Class A
      common stock, net of transaction costs                  182,640                -             -              -       182,640
   Proceeds from exercise of stock options and
      income tax benefits of certain
      equity transactions                                       4,130                -             -              -         4,130
   Other                                                            -                -             -              -             -
                                                           ----------        ---------       -------       --------    ----------
        Net cash provided by
            financing activities                              506,681                -             -              -       506,681
                                                           ----------        ---------       -------       --------    ----------
Effect of exchange rates on cash                                    -                -             -              -             -
Increase (decrease) in cash and cash equivalents                1,663            2,903        (4,234)             -           332
Cash and cash equivalents
   Beginning of year                                              623              243         4,919              -         5,785
                                                           ----------        ---------       -------       --------    ----------
   End of year                                             $    2,286        $   3,146       $   685       $           $    6,117
                                                           ==========        =========       =======       ========    ==========

                        Emmis Communications Corporation
                     Condensed Consolidating Balance Sheet
                            As of February 28, 1998
                           (in thousands of dollars)

                                                                                                 Eliminations
                                                    Parent                                            and
                                                    Company        Subsidiary      Subsidiary    Consolidating
                                                     Only          Guarantors     Non-Guarantor     Entries      Consolidated
                                                  ---------        ----------     -------------  -------------   ------------
Current Assets
   Cash and cash equivalents                      $    623         $    243          $ 4,919      $       -       $  5,785
   Accounts receivable, net                            345           30,346            1,429              -         32,120
   Income tax refunds receivable                     4,968               -                 -              -          4,968
   Prepaid expenses and other                          995            7,284                -              -          8,279
                                                  --------         --------          -------      ---------       --------
     Total current assets                            6,931           37,873            6,348              -         51,152

Property and equipment, net                         13,295           19,528              623              -         33,446
Intangible assets, net                                 529          214,797           19,232              -        234,558
Investment in affiliates                           257,816                -                -       (257,816)             -
Other assets, net                                   17,892            1,593            1,029         (6,282)        14,232
                                                  --------         --------          -------      ---------       --------
     Total assets                                 $296,463         $273,791          $27,232      $(264,098)      $333,388
                                                  ========         ========          =======      =========       ========

Current Liabilities
   Current maturities of other long-
     term debt                                    $     34         $     17          $ 1,448      $       -       $ 1 ,499
   Accounts payable                                  3,381            9,169              590              -         13,140
   Accrued salaries and commissions                  1,026            1,867                -              -          2,893
   Accrued interest                                  2,421                -                -              -          2,421
   Deferred revenue                                      -            7,985                -              -          7,985
   Other current liabilities                         1,189              390                -              -          1,579
                                                  --------         --------          -------      ---------       --------
     Total current liabilities                       8,051           19,428            2,038              -         29,517

Credit facility and senior
   subordinated debt                               215,000                -                -              -        215,000
Other long-term debt, net of
   current portion                                      59               28           21,118         (6,282)        14,923
Other noncurrent liabilities                         1,884              595                -         (1,875)           604
Minority interest                                        -                -                -          1,875          1,875
Deferred income taxes                               27,559                -                -              -         27,559
                                                  --------         --------          -------      ---------       --------
     Total liabilities                             252,553           20,051           23,156         (6,282)       289,478

Shareholders' Equity
   Class A common stock                                 84                -                -              -             84
   Class B common stock                                 26                -                -              -             26
   Additional paid-in capital                       69,353                -            4,076         (4,076)        69,353
   Subsidiary investment                                 -           22,347                -        (22,347)             -
   Retained earnings/accumulated deficit           (25,553)         231,393                -       (231,393)       (25,553)
                                                  --------         --------          -------      ---------       --------
     Total shareholders' equity                     43,910          253,740            4,076       (257,816)        43,910
                                                  --------         --------          -------      ---------       --------

     Total liabilities and
        shareholders' equity                      $296,463         $273,791          $27,232      $(264,098)      $333,388
                                                  ========         ========          =======      =========       ========

                        Emmis Communications Corporation
                Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 1998
                           (in thousands of dollars)

                                                                                       Eliminations
                                                           Parent                           and
                                                           Company    Subsidiary       Consolidating
                                                            Only      Guarantors          Entries      Consolidated
                                                          --------    ----------       -------------   ------------
Net revenues                                              $  1,142     $139,441         $      -         $140,583
   Operating expenses                                          924       80,246                -           81,170
   International business development expenses                   -          999                -              999
   Corporate expenses                                        6,846            -                -            6,846
   Time brokerage agreement fee                                  -        5,667                -            5,667
   Depreciation and amortization                               171        7,365                -            7,536
   Noncash compensation                                        818          664                -            1,482
                                                          --------     --------         --------         --------
Operating income                                            (7,617)      44,500                -           36,883
                                                          --------     --------         --------         --------
Other income (expense)
   Interest expense                                        (13,766)          (6)               -          (13,772)
   Loss on donation of radio station                        (4,833)           -                -           (4,833)
   Other income (expense), net                                  15           (9)               -                6
                                                          --------     --------         --------         --------
Total other income (expense)                               (18,584)         (15)               -          (18,599)
                                                          --------     --------         --------         --------
Income (loss) before income taxes                          (26,201)      44,485                -           18,284
Provision for income taxes                                 (10,480)      17,680                -            7,200
                                                          --------     --------         --------         --------
                                                           (15,721)      26,805                -           11,084
Equity in earnings (loss) of subsidiaries                   26,805            -          (26,805)               -
                                                          --------     --------         --------         --------
Net income (loss)                                         $ 11,084     $ 26,805         $(26,805)        $ 11,084
                                                          ========     ========         ========         ========

                        Emmis Communications Corporation
                     Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 1998
                           (in thousands of dollars)

                                                         Parent Company   Subsidiary      Subsidiary
                                                              Only        Guarantors     Non-Guarantor    Eliminations  Consolidated
                                                         --------------   ----------     -------------    ------------  ------------
Operating Activities:
   Net income (loss)                                        $  11,084       $ 26,805         $     -         $(26,805)   $  11,084
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities -
     Depreciation and amortization of property
       and equipment                                              155          2,425               -                -        2,580
     Amortization of debt issuance costs and
       cost of interest rate cap agreements                     2,183              -               -                -        2,183
     Amortization of intangible assets                             16          4,940               -                -        4,956
     Provision for bad debts                                       20            782               -                -          802
     Equity in earnings of subsidiaries                       (26,805)             -               -           26,805            -
     Provision (benefit) for deferred income taxes               (121)          (403)              -                -         (524)
     Noncash compensation                                         818            664               -                -        1,482
     Loss on donation of radio station                          4,833              -               -                -        4,833
     Other                                                        357              -               -                -          357
     Intercompany                                             (75,327)        68,642           8,560           (1,875)           -
     (Increase) decrease in certain assets (net
       of dispositions and acquisitions) -
       Accounts receivable                                        797         (7,757)         (1,429)               -       (8,389)
       Prepaid expenses and other current assets               (5,234)           474               -                -       (4,760)
     Increase (decrease) in certain current liabilities
       (net of dispositions and acquisitions) -
       Accounts payable                                         1,021          4,058             481                -        5,560
       Accrued salaries and commissions                           779            553               -                -        1,332
       Accrued interest                                         2,247              -               -                -        2,247
       Deferred revenue                                             -            292               -                -          292
       Other current liabilities                                1,084           (968)              -                -          116
     (Increase) decrease in deposits and other assets            (951)        (6,136)         (1,027)           6,282       (1,832)
     Increase (decrease) in other
       noncurrent liabilities                                     (28)           196               -                -          168
                                                            ---------       --------         -------         --------    ---------
       Net cash provided (used in)
           operating activities                               (83,072)        94,567           6,585            4,407       22,487
                                                            ---------       --------         -------         --------    ---------
Investing Activities:
   Acquisition of WXTM-FM, WALC-AM
     and WKKX-FM                                                    -        (36,964)              -                -      (36,964)
   Acquisition of WTLC-FM and WTLC-AM                               -        (15,336)              -                -      (15,336)
   Acquisition of Texas Monthly                                     -        (37,389)              -                -      (37,389)
   Acquisition of Cincinnati Magazine                               -         (1,979)              -                -       (1,979)
   Acquisition of Network Indiana and AgriAmerica                   -           (709)              -                -         (709)
   Purchases of property and equipment                        (13,349)        (3,019)           (623)               -      (16,991)
   Initial payment for purchase of Hungarian
     broadcast license                                              -              -          (7,325)               -       (7,325)
                                                            ---------       --------         -------         --------    ---------
     Net cash used in investing activities                    (13,349)       (95,396)         (7,948)               -     (116,693)
                                                            ---------       --------         -------         --------    ---------

Financing Activities:
   Proceeds of credit facility                                288,378              -           6,282           (6,282)     288,378
   Payments on credit facility                               (183,928)             -               -                -     (183,928)
   Payment on loan fees                                        (4,291)             -               -                -       (4,291)
   Purchase of Company's Class A
     common stock                                              (7,000)             -               -                -       (7,000)
   Proceeds from exercise of stock options
     and income tax benefits of certain
     equity transactions                                        3,922              -               -                -        3,922
   Other                                                         (156)             -               -            1,875        1,719
                                                            ---------       --------         -------         --------    ---------
       Net cash provided (used) by
           financing activities                                96,925              -           6,282           (4,407)      98,800
                                                            ---------       --------         -------         --------    ---------
Increase (decrease) in cash and cash equivalents                  504           (829)          4,919                -        4,594
Cash and cash equivalents
   Beginning of year                                              119          1,072               -                -        1,191
                                                            ---------       --------         -------         --------    ---------
   End of year                                              $     623       $    243         $ 4,919         $      -    $   5,785
                                                            =========       ========         =======         ========    =========

                        Emmis Communications Corporation
                Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 1997
                           (in thousands of dollars)

                                                                                        Eliminations
                                                            Parent                           and
                                                            Company      Subsidiary     Consolidating
                                                             Only        Guarantors        Entries       Consolidated
                                                         ----------      ----------     -------------    ------------
Net revenues                                             $      935        $112,785        $      -         $113,720
   Operating expenses                                           638          61,795               -           62,433
   International business development expenses                    -           1,164               -            1,164
   Corporate expenses                                         5,929               -               -            5,929
   Depreciation and amortization                                179           5,302               -            5,481
   Non-cash compensation                                      2,702             763               -            3,465
                                                         ----------        --------        --------         --------
Operating income                                            ( 8,513)         43,761               -           35,248
                                                         ----------        --------        --------         --------
Other income (expense)
   Interest expense                                          (9,573)            (60)              -           (9,633)
   Other income (expense), net                                  351             (26)              -              325
                                                         ----------        --------        --------         --------
Total other income (expense)                                 (9,222)            (86)              -           (9,308)
                                                         ----------        --------        --------         --------
Income before income taxes                                  (17,735)         43,675               -           25,940
Provision (benefit) for income taxes                         (7,094)         17,594               -           10,500
                                                         ----------        --------        --------         --------
                                                            (10,641)         26,081               -           15,440
Equity in earnings of subsidiaries                           26,081               -         (26,081)               -
                                                         ----------        --------        --------         --------
Net income (loss)                                        $   15,440        $ 26,081        $(26,081)        $ 15,440
                                                         ==========        ========        ========         ========

                        Emmis Communications Corporation
                     Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 1997
                           (in thousands of dollars)


                                                               Parent Company    Subsidiary
                                                                    Only         Guarantors    Eliminations      Consolidated
                                                               --------------    ----------    ------------      ------------
Operating Activities:
   Net income                                                     $ 15,440       $ 26,081        $(26,081)          $ 15,440
     Adjustments to reconcile net income
       to net cash provided by
       operating activities -
      Depreciation and amortization of
       property and equipment                                          161          1,478               -              1,639
     Amortization of debt issuance costs and
       cost of interest rate cap agreements                          1,071              -               -              1,071
     Amortization of intangible assets                                  18          3,824               -              3,842
     Provision of bad debts                                              -            726               -                726
     Equity in earnings of subsidiaries                            (26,081)             -          26,081                  -
     Provision (benefit) for deferred income taxes                       -          1,590               -              1,590
     Non cash compensation                                           2,702            763               -              3,465
     Other                                                            (195)             -               -               (195)
     Intercompany                                                   21,582        (21,582)              -                  -
     (Increase) decrease in certain current assets (net
       of dispositions and acquisitions) -
       Accounts receivable                                             615         (3,000)              -             (2,385)
       Prepaid expenses and other current assets                      (517)        (2,524)              -             (3,041)
     Increase (decrease) in certain current liabilities
       (net of dispositions and acquisitions) -
       Accounts payable                                              2,020            737               -              2,757
       Accrued salaries and commissions                               (532)        (1,467)              -             (1,999)
       Accrued interest                                               (146)             -               -               (146)
       Deferred revenue                                                  -            395               -                395
       Other current liabilities                                       (57)            83               -                 26
     (Increase) decrease in deposits and other assets               (1,353)           455               -               (898)
     Increase (decrease) in other noncurrent liabilities                 -           (925)              -               (925)
                                                                  --------       --------        --------           --------

       Net cash provided by operating activities                    14,728          6,634               -             21,362

Investing Activities:
   Acquisition of WXTM-FM, WALC-AM and WKKX-FM                      (6,600)             -               -             (6,600)
   Purchases of property and equipment                              (1,102)        (6,457)              -             (7,559)
   Other                                                               240              -               -                240
                                                                  --------       --------        --------           --------
       Net cash used in investing activities                        (7,462)        (6,457)              -            (13,919)
                                                                  --------       --------        --------           --------

Financing Activities:
   Proceeds of credit facility                                      19,000              -               -             19,000
   Payments on credit facility                                     (28,102)             -               -            (28,102)
   Proceeds from exercise of stock options and
     income tax benefits of certain
     equity transactions                                             1,632              -               -              1,632
                                                                  --------       --------        --------           --------
       Net cash used in financing activities                        (7,470)             -               -             (7,470)
                                                                  --------       --------        --------           --------

Increase (Decrease) in cash and cash equivalents                      (204)           177               -                (27)
Cash and cash equivalents
   Beginning of year                                                   323            895               -              1,218
                                                                  --------       --------        --------           --------
   End of year                                                    $    119       $  1,072        $      -           $  1,191
                                                                  ========       ========        ========           ========

16.    SUBSEQUENT EVENT - ACQUISITION

       On April 1, 1999, the Company acquired substantially all the assets of Country Sampler, Inc. for approximately $19.0 million in cash, $2.0 million payable under contract with the principal shareholder through April 2003 and assumed liabilities of approximately $3.4 million (the "Country Sampler Acquisition"). The acquisition was accounted for as a purchase and was financed through additional bank borrowings.

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                             Quarter Ended
                                         --------------------------------------------        Full
                                         May 31        Aug. 31    Nov. 30    Feb. 28         Year
                                         ------        -------    -------    -------      --------
                                                  (In thousands, except per share data)
Year ended February 28, 1998:
  Net revenues                           $31,330      $37,008     $39,809    $32,436      $140,583
  Operating income                         8,091       12,002      10,160      6,630        36,883
  Net income (loss)                        3,368        4,672       4,079     (1,035)       11,084
   Basic net income per share              $0.31        $0.43       $0.38     $(0.10)        $1.02
   Diluted net income per share            $0.30        $0.41       $0.36     $(0.10)        $0.98

Year ended February 28, 1999:
  Net revenues                           $44,619      $57,874     $71,639    $58,704      $232,836
  Operating income                         8,173       14,807      18,085      1,716        42,781
  Income before extraordinary item         1,788        4,161       3,012     (6,116)        2,845
  Net income (loss)                        1,788        2,564       3,012     (6,116)        1,248
  Basic earnings per share:
   Income before extraordinary item        $0.16        $0.27       $0.19     $(0.39)        $0.20
   Net Income                              $0.16        $0.17       $0.19     $(0.39)        $0.09
  Diluted earnings per share:
   Income before extraordinary item        $0.16        $0.26       $0.19     $(0.39)        $0.19
   Net income                              $0.16        $0.16       $0.19     $(0.39)        $0.08

                             REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES:

       We have audited the accompanying consolidated balance sheets of EMMIS COMMUNICATIONS CORPORATION (an Indiana corporation) and Subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Communications Corporation and Subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

                                        /s/   ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
April 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this item with respect to directors of Emmis is incorporated by reference from the section entitled "Proposal No. 1:
Election of Directors" on pages 4-6 of the Emmis 1999 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 14 of the Emmis 1999 Proxy Statement.

       Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors.




                                                                     AGE AT          YEAR FIRST
                                                                  FEBRUARY 28,        ELECTED
 NAME                         POSITION                                1999            OFFICER
 ----                         --------                          --------------       ---------
 Richard F. Cummings     Executive Vice                                47              1984
                         President-Programming

Norman H. Gurwitz        Executive Vice President-Human                51              1987
                         Resources and Secretary

Walter Z. Berger         Executive Vice President, Treasurer           43              1999
                         and Chief Financial Officer (1)


-------------

(1)    Mr. Berger began serving in these positions on March 1, 1999.

       Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

       Richard F. Cummings was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President--Programming in 1988.

       Norman H. Gurwitz currently serves as Executive Vice President -- Human Resources, a position he assumed in 1998. Previously he served as Corporate Counsel for Emmis from 1987 to 1998 and as a Vice President from 1988 to 1995. He became Secretary of Emmis in 1989 and became an Executive Vice President in 1995. Prior to 1987, he was a partner in the Indianapolis law firm of Scott & Gurwitz.

       Walter Z. Berger became Executive Vice President, Treasurer and Chief Financial Officer of Emmis on March 1, 1999. Most recently, Mr. Berger served as Group President of the Energy Marketing Division of LG&E Energy Corporation. Prior to that appointment, he served as Executive Vice President and Chief Financial Officer of LG&E Energy Corporation. From 1992 to 1996, he held several senior financial and operating management positions at Enron Corporation and its affiliates. Mr. Berger also spent seven years in various financial management roles at Baker Hughes Incorporated.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the section entitled "Executive Compensation" on pages 6-7 and 9-11 of the Emmis 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" on pages 3-4 of the Emmis 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the section entitled "Certain Transactions" on page 6 of the Emmis 1999 Proxy Statement.

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

Financial Statement Schedules

         The following financial statement schedule is filed as a part of this report:

Report of Independent Public Accountants on Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for the fiscal years in the three year period ended February 28, 1999.


Reports on Form 8-K

         During its last fiscal quarter, Emmis filed a report on Form 8-K on December 2, 1998, to report its acquisition of radio station WQCD-FM in New York City.

         All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes.

Exhibits

       The following exhibits are filed or incorporated by reference as a part of this report:

3.1 Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended, incorporated by reference to Exhibit 2.3 to Emmis' Registration Statement on Form S-1, File No. 33-73218, as amended (the "1994 Registration Statement"), and to Exhibit 3.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.2 Amended and Restated Bylaws of Emmis Communications Corporation, as amended, incorporated by reference to Exhibit 2.4 to Emmis' Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and to Exhibit
       3.2 to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.3 Form of stock certificate for Class A Common Stock, incorporated by reference from Exhibit 3.5 to the 1994 Registration Statement.

4.1 Indenture dated February 12, 1999 among Emmis Communications Corporation, certain subsidiary guarantors and IBJ Whitehall Bank and Trust Company, as trustee, including as an exhibit thereto the form of note, incorporated by reference to Exhibit 4.1 to Emmis' Registration Statement on Form S-4, File No. 333-74377, as amended (the "1999 Registration Statement").

4.2 Registration Rights Agreement dated as of February 12, 1999, by and among Emmis Communications Corporation and its Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., First Union Capital Markets Corp., Goldman, Sachs & Co. and TD Securities (USA) Inc., incorporated by reference to
       Exhibit 4.2 to the 1999 Registration Statement.

10.1 Emmis Communications Corporation 1986 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.1 to the 1994 Registration Statement.++

10.2 Emmis Communications Corporation 1992 Stock Option Plan, incorporated by reference from Exhibit 10.3 to the 1994 Registration Statement.++

10.3 Emmis Communications Corporation Profit Sharing Plan, incorporated by reference from Exhibit 10.4 to the 1994 Registration Statement.++

10.4 Emmis Communications Corporation 1994 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the 1994 Registration Statement.++

10.5 The Emmis Communications Corporation 1995 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.15 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K").++

10.6 The Emmis Communications Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 to the 1995 10-K.++

10.7 Emmis Communications Corporation 1997 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 10-K").++

10.8 Employment Agreement dated as of March 1, 1994, by and between Emmis Broadcasting Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1994.++

10.9 Employment Agreement dated as of March 1, 1999, by and between Emmis Communications Corporation and Walter Z. Berger.* ++

10.10 Second Amended and Restated Revolving Credit and Term Loan Agreement, and First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

10.11 Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement.*

10.12 Asset Purchase Agreement dated October 31, 1997 between Emmis Broadcasting Corporation and Zimco, Inc. (with exhibits omitted which Emmis agrees to file supplementally upon request), incorporated by reference from Exhibit 2 to Emmis' report on Form 8-K filed April 15, 1997.

10.13 Stock Purchase Agreement Among Emmis Broadcasting Corporation, and Michael R. Levy, Dow Jones & Company, Inc., and Gregory Curtis, dated February 6, 1998, incorporated by reference from Exhibit 10.14 to the 1998 10-K.

10.14 Asset Purchase Agreement by and between Emmis Broadcasting Corporation and Wabash Valley Broadcasting Corporation, dated March 20, 1998, incorporated by reference from Exhibit 10.15 to the 1998 10-K.

10.15 Asset Purchase Agreement by and among SF Broadcasting of Honolulu, Inc., SF Honolulu License Subsidiary, Inc., SF Broadcasting of New Orleans, Inc., SF New Orleans License Subsidiary, Inc., SF Broadcasting of Mobile, Inc., SF Mobile License Subsidiary, Inc., SF Broadcasting of Green Bay, Inc., SF Green Bay License Subsidiary, Inc. and Emmis Broadcasting Corporation, dated March 30, 1998, incorporated by reference from Exhibit 10.16 to the 1998 10-K.

10.16 Asset Purchase Agreement by and among Emmis Communications Corporation, Country Sampler, Inc. and Mark A. Nickel, dated as of February 23, 1999, together with associated Consulting Agreement and Letter Agreement.*

21     Subsidiaries of Emmis.*

23     Consent of Accountants.*

24     Powers of Attorney.*

27     Financial Data Schedule (EDGAR-filed version only)

--------------------
*      Filed with this report.
++     Management contract or compensatory plan or arrangement.

Signatures.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        EMMIS COMMUNICATIONS CORPORATION

Date:   May 25, 1999             By: /s/ Jeffrey H. Smulyan
                                 --------------------------
                                    Jeffrey H. Smulyan
                                    Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.



                              SIGNATURE                                      TITLE
Date:  May 25, 1999          /s/ Jeffrey H. Smulyan              President, Chairman of the Board
                             ----------------------              and Director (Principal Executive
                             Jeffrey H. Smulyan                  Officer)


Date:  May 25, 1999          /s/ Walter Z. Berger                Executive Vice President, Treasurer
                             --------------------                and Chief Financial Officer
                             Walter Z. Berger                    (Principal Accounting Officer)


Date:  May 25, 1999          Susan B. Bayh*                      Director
                             ------------------
                             Susan B. Bayh

Date:  May 25, 1999          Gary L. Kaseff*                     Executive Vice President, General
                             -------------------                 Counsel and Director
                             Gary L. Kaseff

Date:  May 25, 1999          Richard A. Leventhal*               Director
                             -------------------------
                             Richard A. Leventhal

Date:  May 25, 1999          Greg A. Nathanson*                  Television Division President and
                             -------------------                 Director
                             Greg A. Nathanson

Date:  May 25, 1999          Doyle L. Rose*                      Radio Division President and
                             ------------------                  Director
                             Doyle L. Rose

Date:  May 25, 1999          Frank V. Sica*                      Director
                             ------------------
                             Frank V. Sica

Date:  May 25, 1999          Lawrence B. Sorrel*                 Director
                             -----------------------
                             Lawrence B. Sorrel


*By:     /s/  J. Scott Enright
        ---------------------
        J. Scott Enright
        Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES included in Item 8, in this Form 10-K, and have issued our report thereon dated April 30, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
April 30, 1999.

               EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     FOR THE FISCAL YEARS IN THE THREE YEAR PERIOD ENDED FEBRUARY 28, 1999

                             (DOLLARS IN THOUSANDS)


                                                 Balance at                                              Balance
                                                 Beginning                                               At End
CLASSIFICATION                                     Of Year      Provision     Write-Offs      Other      Of Year
--------------                                   ----------    ----------     ----------      -----      --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS,

    Year ended February 28, 1997                       $799         $726         $(705)      $ -           $820
    Year ended February 28, 1998                        820          802          (981)       705(1)      1,346
    Year ended February 28, 1999                      1,346        1,745        (1,393)        -          1,698



(1) Represents additions to the allowance for doubtful accounts associated with certain acquisitions.