Form 10-Q
period 1999-05-31
EMMIS COMMUNICATIONS CORP
filed 1999-07-15
CIK 783005

      As filed with the Securities and Exchange Commission on July 15, 1999
      =====================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 1999 or

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

Yes     X        No
      ------         -----

     The number of shares outstanding of each of the Registrant's classes of common stock, as of July 12, 1999, was:

       13,271,394   Shares of Class A Common Stock, $.01 Par Value
        2,622,125   Shares of Class B Common Stock, $.01 Par Value

================================================================================

                                     INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I  - FINANCIAL INFORMATION
     Item 1.  Financial Statements.......................................................................5

           Condensed Consolidated Balance Sheets
                at May 31, 1999 and February 28, 1999....................................................5

           Condensed Consolidated Statements of
                Operations for the three months
                ended May 31, 1999 and 1998..............................................................7

           Condensed Consolidated Statements of Cash
                Flows for the three months ended
                May 31, 1999 and 1998....................................................................8

           Notes to Condensed Consolidated
                Financial Statements....................................................................10

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations.....................................................................21

PART II  - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..........................................................27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of May 31, 1999, and the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Communications Corporation as of February 28, 1999 (not presented separately herein), and, in our report dated April 30, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                              ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
June 23,1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                           February 28,   May 31,
                                               1999        1999
                                           ----------   ---------
                                            (Note 1)   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $     6,117    $     1,419
  Accounts receivable, net                      51,479         57,694
  Prepaid expenses and other                    13,486         19,057
                                           -----------    -----------
         Total current assets                   71,082         78,170

  Property and equipment, net                  106,060        108,763
  Intangible assets, net                       802,307        828,331
  Other assets, net                             35,382         33,476
                                           -----------    -----------

                  Total assets             $ 1,014,831    $ 1,048,740
                                           ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of other
         long-term liabilities             $       835    $       835
  Accounts payable and book cash overdraft      15,635         18,464
  Accrued salaries and commissions               4,545          5,247
  Accrued interest                               6,223         11,987
  Deferred revenue                               7,238         10,779
  Current portion of TV program
         rights payable                          9,471          9,607
  Income tax payable                            12,057          8,294
  Other                                         13,829          2,898
                                           -----------    -----------

          Total current liabilities             69,833         68,111

CREDIT FACILITY AND SENIOR
         SUBORDINATED NOTES                    577,000        605,000
TV PROGRAM RIGHTS PAYABLE, NET OF
         CURRENT PORTION                        25,161         22,502
OTHER LONG-TERM DEBT, NET OF
         CURRENT PORTION                        18,805         16,701
OTHER NONCURRENT LIABILITIES                     3,466          7,877
DEFERRED INCOME TAXES                           85,017         91,430
                                           -----------    -----------

          Total liabilities                    779,282        811,621
                                           -----------    -----------

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01
    par value; authorized 34,000,000
    shares; issued and outstanding
    13,190,207 shares at
    February 28, 1999 and 13,251,144
    shares at May 31, 1999                         132            132
  Class B common stock, $.01
    par value; authorized 6,000,000
    shares; issued and outstanding
    2,582,265 shares at
    February 28, 1999 and 2,622,125
    shares at May 31, 1999                          26             26
  Additional paid-in capital                   260,344        262,648
  Accumulated deficit                          (24,305)       (24,064)
  Accumulated other comprehensive income          (648)        (1,623)
                                           -----------    -----------

          Total shareholders' equity           235,549        237,119
                                           -----------    -----------

              Total liabilities and
                  shareholders' equity     $ 1,014,831    $ 1,048,740
                                           ===========    ===========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                      Three Months
                                                      Ended May 31,
                                                       (Unaudited)
                                                ----------------------------
                                                    1998            1999
                                                ------------    ------------
GROSS REVENUES                                  $     52,848    $     84,921
LESS:  AGENCY COMMISSIONS                              8,229          12,569
                                                ------------    ------------
NET REVENUES                                          44,619          72,352
Operating expenses                                    27,795          45,463
International business development expenses              207             380
Corporate expenses                                     1,957           3,206
Time brokerage fees                                    2,125            --
Depreciation and amortization                          3,407           9,709
Non-cash compensation                                    955             645
                                                ------------    ------------

OPERATING INCOME                                       8,173          12,949
                                                ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                    (5,508)        (13,229)
  Minority interest                                    1,007           1,059
  Other income (expense), net                            312            (238)
                                                ------------    ------------

    Total other income (expense)                      (4,189)        (12,408)
                                                ------------    ------------

INCOME BEFORE INCOME TAXES                             3,984             541
PROVISION FOR INCOME TAXES                             2,196             300
                                                ------------    ------------

NET INCOME                                      $      1,788    $        241
                                                ============    ============

  Basic net income per share                    $        .16    $        .02
                                                ============    ============
  Diluted net income per share                  $        .16    $        .01
                                                ============    ============
  Weighted average common shares outstanding:
    Basic                                         11,018,141      15,804,064
    Diluted                                       11,449,254      16,143,856


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                       Three Months
                                                       Ended May 31,
                                                       (Unaudited)
                                                     --------------------
                                                       1998        1999
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  1,788    $    241
  Adjustments to reconcile net income
     to net cash used in operating
     activities-
         Depreciation and amortization                  3,688      11,524
         Provision for bad debts                          413         501
         Provision for deferred income taxes               96         961
         Gain on sale of property and equipment          (533)       --
         Non-cash compensation                            955         645
         Other                                         (1,167)     (1,003)
  Changes in assets and liabilities-
         Accounts receivable                           (6,221)     (4,535)
         Prepaid expenses and other                      (323)     (5,348)
         Other assets                                     326       2,540
         Accounts payable and accrued liabilities        (111)      8,535
         Deferred revenue                                 (57)       (328)
         Other liabilities                               (116)    (18,985)
                                                     --------    --------
         Net cash used in operating activities         (1,262)     (5,252)
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (7,375)     (9,954)
  Proceeds from sale of
       property and equipment                             607        --
  Deposits on acquisitions                            (34,000)       --
  Acquisition of Country Sampler                         --       (18,454)
                                                     --------    --------
         Net cash used in investing activities        (40,768)    (28,408)
                                                     --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                           (1,000)     (4,000)
  Proceeds from long-term debt                         44,085      32,000
  Purchase of interest rate cap agreements
       and other debt related costs                       (68)       --
  Proceeds from exercise of stock options               1,783         962
                                                     --------    --------
         Net cash provided by financing activities     44,800      28,962
                                                     --------    --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           2,770      (4,698)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                   5,785       6,117
                                                     --------    --------
  End of period                                      $  8,555    $  1,419
                                                     ========    ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                         $  5,753    $  6,111
    Income taxes                                          265       4,516

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                    25,608
  Cash paid                                                        18,454
                                                                 --------
  Liabilities assumed                                               7,154
                                                                 ========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                  MAY 31, 1999

Note 1.  General

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and Subsidiaries ("Emmis" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year.

         In the opinion of the registrant, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at May 31, 1999 and the results of its operations and cash flows for the three months ended May 31, 1999 and 1998.

         Because of the seasonal nature of Emmis' broadcasting operations, the results shown on a quarterly basis are not necessarily indicative of annual results.


Note 2.  Acquisitions and Pro Forma Information


         On April 1, 1999, the Company completed its acquisition of substantially all of the assets of Country Sampler, Inc.( the "Country Sampler Acquisition") for approximately $18.5 million in cash, $2.0 million payable under a contract with the principal shareholder through April 2003, $.5 million of the purchase price payable by October 1999, and assumed liabilities of approximately $4.7 million (the "Country Sampler Acquisition"). The acquisition was accounted for as a purchase and in the preliminary purchase price allocation the excess of the purchase price over the estimated fair value of identifiable assets was

$17.7 million and is being amortized over 15 years. The acquisition was financed through additional borrowings under the Credit Facility.

         Unaudited pro forma summary information is presented below for the three months ended May 31, 1999 and 1998, assuming the June 1998 WQCD Acquisition, the July 1998 SF Acquisition, the October 1998 Wabash Acquisition, the Country Sampler Acquisition, and the use of proceeds from the June 1998 Equity Offering, the July 1998 Credit Facility, and the February 1999 Senior Subordinated Notes Offering all had occurred on the first day of the pro forma periods presented below.

         Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transactions indicated above had been consummated at the beginning of the periods presented, and is not intended to be a projection of future results.


                                             Three Months
                                             Ended May 31,
                                              (Pro Forma)
                                       ------------------------
                                          1998          1999
                                       ----------   -----------
Net revenues                           $   67,301   $    74,336
                                       ==========   ===========
Broadcast/publishing cash flow         $   22,812   $    27,466
                                       ==========   ===========
Net income (loss)                      $   (1,113)  $       284
                                       ==========   ===========
Basic net income (loss) per share      $    (0.07)  $      0.02
                                       ==========   ===========
Diluted net income (loss) per share    $    (0.07)  $      0.02
                                       ==========   ===========

Weighted average shares outstanding:

  Basic                                15,618,141    15,804,064
                                       ==========   ===========
  Diluted                              16,049,254    16,143,856
                                       ==========   ===========

Note 3.      Basic and Diluted Net Income Per Share

         Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 1998 and 1999 consisted solely of stock options. For the quarters ended May 31, 1998 and 1999, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options.

Note 4.    Comprehensive Income

         Comprehensive income was comprised of the following for the three months ended May 31, 1998 and 1999 (dollars in thousands):


                                        Three Months
                                        Ended May 31,
                                    -------------------
                                      1998       1999
                                    -------    --------
Net income                          $ 1,788    $   241
Translation adjustment                 (171)      (975)
                                    -------    -------
Total comprehensive income (loss)   $ 1,617    $  (734)
                                    =======    =======


Note 5.    Segment Information

         The Company's operations are aligned into three business segments:
Radio, Television and Publishing. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

          The Radio and Television segments derive its revenue from the sale of commercial broadcast inventory. The Company's Publishing segment derives revenue from subscriptions and the sale of print advertising inventory.

         The category Corporate and other represents the results of in-significant operations and income and expense not allocated to reportable segments.

         The Company's segments operate primarily in the United States with one radio station located in Hungary. Total revenues of this radio station for the three months ended May 31, 1999 were $1.1 million.

Revenues during the three months ended May 31, 1998 were nominal due to the commencement of broadcasting during the quarter. This station's total assets as of May 31, 1998 and 1999 were $27.1 million and $18.1 million, respectively.

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


   THREE MONTHS ENDED                                                            CORPORATE
   MAY 31, 1999                               RADIO     TELEVISION  PUBLISHING   AND OTHER    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
Net revenues                              $   41,965   $   18,054   $   11,917   $      416    $   72,352
Operating expenses                            23,035       12,006       10,102          320        45,463
                                          ----------   ----------   ----------   ----------    ----------
Broadcast/publishing
  cash flow                                   18,930        6,048        1,815           96        26,889
International business
  development expenses                          --           --           --            380           380
Corporate expenses                              --           --           --          3,206         3,206
Depreciation and
  amortization                                 4,011        3,380        1,514          804         9,709
Non-cash compensation                           --           --           --            645           645
                                          ----------   ----------   ----------   ----------    ----------
Operating income                          $   14,919   $    2,668   $      301   $   (4,939)   $   12,949
                                          ==========   ==========   ==========   ==========    ==========
Total assets                              $  461,165   $  447,490   $   69,982   $   70,103    $1,048,740
                                          ==========   ==========   ==========   ===========   ==========


THREE MONTHS ENDED                                             CORPORATE
  MAY 31, 1998             RADIO   TELEVISION    PUBLISHING    AND OTHER     CONSOLIDATED
-----------------------------------------------------------------------------------------
Net revenues             $ 35,429   $ --        $  8,840       $    350       $ 44,619
Operating expenses         20,068     --           7,500            227         27,795
                         --------   ------      --------       --------       --------
Broadcast/publishing
  cash flow                15,361     --           1,340            123         16,824
International business
  development expenses       --       --            --              207            207
Corporate expenses           --       --            --            1,957          1,957
Time brokerage fee          2,125     --            --             --            2,125
Depreciation and
  amortization              2,376     --           1,005             26          3,407
Non-cash compensation        --       --            --              955            955
                         --------   ------      --------       --------       --------
Operating income         $ 10,860   $ --        $    335       $ (3,022)      $  8,173
                         ========   ======      ========       ========       ========
Total assets             $257,840   $ --        $ 48,320       $ 73,473       $379,633
                         ========   ======      ========       ========       ========


Note 6. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantor

         Emmis conducts a significant portion of its business through subsidiaries. The Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). One of Emmis' subsidiaries does not guarantee the Senior Subordinated Notes (the "Subsidiary Non-Guarantor"). The claims of creditors of the Subsidiary Non-Guarantor have priority over the rights of Emmis to receive dividends or distributions from such subsidiary.

         Presented below is condensed consolidating financial information for Emmis, the Subsidiary Guarantors and the Subsidiary Non-Guarantor as of May 31, 1999 and February 28, 1999 and for the three months ended May 31, 1999 and 1998.

The equity method has been used by Emmis with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                               As of May 31, 1999
                        (Unaudited, dollars in thousands)


                                                                                          ELIMINATIONS
                                              PARENT                                          AND
                                              COMPANY      SUBSIDIARY      SUBSIDIARY    CONSOLIDATING
                                               ONLY        GUARANTORS     NON-GUARANTOR     ENTRIES     CONSOLIDATED
                                            -----------    -----------    -------------  -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                  $      --      $      --      $     1,419    $      --      $     1,419
 Accounts receivable, net                          --           56,819            875           --           57,694
 Prepaid expenses and other                       2,292         16,544            221           --           19,057
                                            -----------    -----------    -----------    -----------    -----------
   Total current assets                           2,292         73,363          2,515           --           78,170

Property and equipment, net                      40,869         67,038            856           --          108,763
Intangible assets, net                              465        812,963         14,903           --          828,331
Investment in affiliates                        893,929           --             --         (893,929)          --
Other assets, net                                30,656          7,385           --           (4,565)        33,476
                                            -----------    -----------    -----------    -----------    -----------
   Total assets                             $   968,211    $   960,749    $    18,274    $  (898,494)   $ 1,048,740
                                            ===========    ===========    ===========    ===========    ===========

CURRENT LIABILITIES:
 Current portion of other
  long-term liabilities                     $        34    $        17    $     2,237    $    (1,453)   $       835
 Accounts payable and
  book cash overdraft                            10,380          7,870            214           --           18,464
 Accrued salaries and
  commissions                                        27          5,220           --             --            5,247
 Accrued interest                                11,985              2           --             --           11,987
 Deferred revenue                                  --           10,779           --             --           10,779
 Current portion of TV program
  rights payable                                   --            9,607           --             --            9,607
 Income taxes payable                             8,012            282           --             --            8,294
 Other                                              100          1,432          1,366           --            2,898
                                            -----------    -----------    -----------    -----------    -----------
   Total current liabilities                     30,538         35,209          3,817         (1,453)        68,111

CREDIT FACILITY AND SENIOR
 SUBORDINATED NOTES                             605,000           --             --             --          605,000
TV PROGRAM RIGHTS PAYABLE, NET
 OF CURRENT PORTION                                --           22,502           --             --           22,502
OTHER LONG-TERM DEBT, NET OF
 CURRENT PORTION                                  2,543         (2,786)        20,056         (3,112)        16,701
OTHER NONCURRENT LIABILITIES                         (4)         7,881           --             --            7,877
DEFERRED INCOME TAXES                            91,392             38           --             --           91,430
                                            -----------    -----------    -----------    -----------    -----------
   Total liabilities                            729,469         62,844         23,873         (4,565)       811,621
                                            -----------    -----------    -----------    -----------    -----------
Shareholders' Equity
 Class A common stock                               132           --             --             --              132
 Class B common stock                                26           --             --             --               26
 Additional paid-in capital                     262,648           --            4,393         (4,393)       262,648
 Subsidiary investment                             --          664,921           --         (664,921)          --
 Retained earnings
 (accumulated deficit)                          (24,064)       232,984         (8,369)      (224,615)       (24,064)
 Accumulated other
  comprehensive income                             --             --           (1,623)          --           (1,623)
                                            -----------    -----------    -----------    -----------    -----------
   Total shareholders' equity                   238,742        897,905         (5,599)      (893,929)       237,119
                                            -----------    -----------    -----------    -----------    -----------
   Total liabilities and
    shareholders' equity                    $   968,211    $   960,749    $    18,274    $  (898,494)   $ 1,048,740
                                            ===========    ===========    ===========    ===========    ===========

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 28, 1999
                         (Note 1, dollars in thousands)


                                                                                 ELIMINATIONS
                                      PARENT                                         AND
                                     COMPANY       SUBSIDIARY      SUBSIDIARY    CONSOLIDATING
                                      ONLY         GUARANTORS     NON-GUARANTOR     ENTRIES      CONSOLIDATED
                                    -----------    ----------     -------------  -------------  -------------
CURRENT ASSETS:
 Cash and cash equivalents          $     2,286    $     3,146    $       685    $      --      $     6,117
 Accounts receivable, net                  --           50,436          1,043           --           51,479
 Prepaid expenses and other               5,720          7,694             72           --           13,486
                                    -----------    -----------    -----------    -----------    -----------
   Total current assets                   8,006         61,276          1,800           --           71,082

Property and equipment, net              33,769         71,342            949           --          106,060
Intangible assets, net                      151        785,219         16,937           --          802,307
Investment in affiliates                856,701           --             --         (856,701)          --
Other assets, net                        31,866          7,648            702         (4,834)        35,382
                                    -----------    -----------    -----------    -----------    -----------
   Total assets                     $   930,493    $   925,485    $    20,388    $  (861,535)   $ 1,014,831
                                    ===========    ===========    ===========    ===========    ===========

CURRENT LIABILITIES:
 Current portion of other
  long-term liabilities             $        34    $        16    $     2,239    $    (1,454)   $       835
 Accounts payable                         7,527          7,739            369           --           15,635
 Accrued salaries and
  commissions                             1,262          2,719            564           --            4,545
 Accrued interest                         6,222              1           --             --            6,223
 Deferred revenue                          --            7,238           --             --            7,238
 Current portion of TV program
  rights payable                           --            9,471           --             --            9,471
 Income taxes payable                    11,790            267           --             --           12,057
 Other                                      146         13,683           --             --           13,829
                                    -----------    -----------    -----------    -----------    -----------
   Total current liabilities             26,981         41,134          3,172         (1,454)        69,833

CREDIT FACILITY AND SENIOR
 SUBORDINATED NOTES                     577,000           --             --             --          577,000
TV PROGRAM RIGHTS PAYABLE, NET
 OF CURRENT PORTION                        --           25,161           --             --           25,161
OTHER LONG-TERM DEBT, NET OF
 CURRENT PORTION                          2,543            (45)        19,687         (3,380)        18,805
OTHER NONCURRENT  LIABILITIES                (4)         3,470           --             --            3,466
DEFERRED INCOME TAXES                    87,776         (2,759)          --             --           85,017
                                    -----------    -----------    -----------    -----------    -----------
   Total liabilities                    694,296         66,961         22,859         (4,834)       779,282
                                    -----------    -----------    -----------    -----------    -----------
Shareholders' Equity
 Class A common stock                       132           --             --             --              132
 Class B common stock                        26           --             --             --               26
 Additional paid-in capital             260,344           --            4,297         (4,297)       260,344
 Subsidiary investment                     --          637,223           --         (637,223)          --
 Retained earnings
 (accumulated deficit)                  (24,305)       221,301         (6,120)      (215,181)       (24,305)
 Accumulated other
  comprehensive income                     --             --             (648)          --             (648)
                                    -----------    -----------    -----------    -----------    -----------
   Total shareholders' equity           236,197        858,524         (2,471)      (856,701)       235,549
                                    -----------    -----------    -----------    -----------    -----------
   Total liabilities and
   shareholders' equity             $   930,493    $   925,485    $    20,388    $  (861,535)   $ 1,014,831
                                    ===========    ===========    ===========    ===========    ===========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                     For the Three Months Ended May 31, 1999
                        (Unaudited, dollars in thousands)


                                                                         ELIMINATIONS
                                     PARENT                 SUBSIDIARY        AND
                                    COMPANY     SUBSIDIARY     NON-      CONSOLIDATING
                                      ONLY      GUARANTORS  GUARANTOR      ENTRIES      CONSOLIDATED
                                    --------    ----------  ----------  --------------  ------------
NET REVENUES                        $    416    $ 70,843    $  1,093       $   --         $ 72,352
 Operating expenses                      320      43,959       1,184           --           45,463
 International business                 --           380        --             --              380
  development expenses
 Corporate expenses                    3,206        --          --             --            3,206
 Time brokerage fees                    --          --          --             --             --
 Depreciation and amortization           804       8,155         750           --            9,709
 Non-cash compensation                   484         161        --             --              645
                                    --------    --------    --------       --------       --------
OPERATING INCOME                      (4,398)     18,188        (841)          --           12,949
                                    --------    --------    --------       --------       --------
OTHER INCOME (EXPENSE)
 Interest expense                    (12,380)        141      (1,180)           190        (13,229)
 Other income (expense), net              17         216        (281)           869            821
                                    --------    --------    --------       --------       --------
Total other income (expense)         (12,363)        357      (1,461)         1,059        (12,408)
                                    --------    --------    --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES    (16,761)     18,545      (2,302)         1,059            541

PROVISION (BENEFIT) FOR INCOME
 TAXES                                (6,509)      6,862         (53)          --              300
                                    --------    --------    --------       --------       --------
                                     (10,252)     11,683      (2,249)         1,059            241
EQUITY IN EARNINGS (LOSS) OF
 SUBSIDIARIES                         10,493        --          --          (10,493)          --
                                    --------    --------    --------       --------       --------
NET INCOME (LOSS)                   $    241    $ 11,683    $ (2,249)      $ (9,434)      $    241
                                    ========    ========    ========       ========       ========


                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                     For the Three Months Ended May 31, 1998
                        (Unaudited, dollars in thousands)


                                                                             ELIMINATIONS
                                         PARENT                 SUBSIDIARY      AND
                                        COMPANY   SUBSIDIARY       NON-     CONSOLIDATING
                                         ONLY     GUARANTORS    GUARANTOR      ENTRIES       CONSOLIDATED
                                      ---------   ----------  ------------  -------------    ------------
NET REVENUES                          $    350    $ 44,234    $     35      $   --            $ 44,619
 Operating expenses                        227      27,031         537          --              27,795
 International business
  development expenses                    --           207        --            --                 207
 Corporate expenses                      1,957        --          --            --               1,957
 Time brokerage fees                      --         2,125        --            --               2,125
 Depreciation and amortization              28       2,943         436          --               3,407
 Non-cash compensation                     716         239        --            --                 955
                                      --------    --------    --------      --------          --------
OPERATING INCOME                        (2,578)     11,689        (938)         --               8,173
                                      --------    --------    --------      --------          --------
OTHER INCOME (EXPENSE)
 Interest expense                       (4,783)         (6)       (999)          280            (5,508)
 Other income (expense), net                18         826        (252)          727             1,319
                                      --------    --------    --------      --------          --------
Total other income (expense)            (4,765)        820      (1,251)        1,007            (4,189)
                                      --------    --------    --------      --------          --------

INCOME (LOSS) BEFORE INCOME TAXES       (7,343)     12,509      (2,189)        1,007             3,984

PROVISION(BENEFIT) FOR INCOME TAXES     (2,379)      4,628         (53)         --               2,196
                                      --------    --------    --------      --------          --------
                                        (4,964)      7,881      (2,136)        1,007             1,788
EQUITY IN EARNINGS (LOSS) OF
SUBSIDIARIES                             6,752        --          --          (6,752)             --
                                      --------    --------    --------      --------          --------
NET INCOME (LOSS)                     $  1,788    $  7,881    $ (2,136)     $ (5,745)         $  1,788
                                      ========    ========    ========      ========          ========


                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                     For the Three Months Ended May 31, 1999
                        (Unaudited, dollars in thousands)



                                                                                 ELIMINATIONS
                                           PARENT                  SUBSIDIARY        AND
                                           COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                           ONLY       GUARANTORS   GUARANTOR        ENTRIES      CONSOLIDATED
                                         ---------   ----------- -------------   ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITES:
 Net income                              $    241    $ 11,683    $ (2,249)       $ (9,434)          $    241
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating
   activities -
  Depreciation and amortization             1,368       9,406         750            --               11,524
  Provision for bad debts                    --           501        --              --                  501
  Provision for deferred income
   taxes                                      961        --          --              --                  961
  Non-cash compensation                       484         161        --              --                  645
  Equity in earnings of
   subsidiaries                           (10,493)       --          --            10,493               --
  Other                                        56        --          --            (1,059)            (1,003)
  Changes in assets and
   liabilities -
   Accounts receivable                       --        (4,703)        168            --               (4,535)
   Prepaid expenses and other
    current assets                          3,428      (8,627)       (149)           --               (5,348)
   Other assets                               646       1,192         702            --                2,540
   Accounts payable and accrued
    liabilities                             7,381       1,873        (719)           --                8,535
   Deferred revenue                          --          (328)       --              --                 (328)
   Other liabilities                       (4,001)    (16,719)      1,735            --              (18,985)
                                         --------    --------    --------        --------            -------
    Net cash provided (used) by
     operating activities                      71      (5,561)        238            --               (5,252)
                                         --------    --------    --------        --------           --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of property and
  equipment                                (7,872)     (1,425)       (657)           --               (9,954)
 Acquisition of Country Sampler              --       (18,454)       --              --              (18,454)
                                         --------    --------    --------        --------           --------
    Net cash used by investing
     activities                            (7,872)    (19,879)       (657)           --              (28,408)
                                         --------    --------    --------        --------           --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Payments on long-term debt                (4,000)       --          --              --               (4,000)
 Proceeds from long-term debt              32,000        --          --              --               32,000
 Proceeds from exercise of stock
  options                                     962        --          --              --                  962
 Intercompany                             (23,447)     22,294       1,153            --                 --
                                         --------    --------    --------        --------           --------
    Net cash provided by
     financing activities                   5,515      22,294       1,153            --               28,962
                                         --------    --------    --------        --------           --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          (2,286)     (3,146)        734            --               (4,698)
CASH AND CASH EQUIVALENTS:
 Beginning of period                        2,286       3,146         685            --                6,117
                                         --------    --------    --------        --------           --------
 End of period                               --          --      $  1,419        $   --             $  1,419
                                         ========    ========    ========        ========           ========

                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                     For the Three Months Ended May 31, 1998
                        (Unaudited, dollars in thousands)


                                                                                     ELIMINATIONS
                                               PARENT                 SUBSIDIARY         AND
                                              COMPANY     SUBSIDIARY      NON-       CONSOLIDATING
                                                ONLY      GUARANTORS   GUARANTOR        ENTRIES        CONSOLIDATED
                                              --------    ----------  ------------  ----------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                   $  1,788    $  7,881    $ (2,136)       $ (5,745)          $  1,788
 Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities -
  Depreciation and amortization                    309       2,943         436            --                3,688
  Provision for bad debts                         --           413        --              --                  413
  Provision (benefit) for
   deferred income taxes                            96        --          --              --                   96
  Gain on sale of property and
   equipment                                      --          (533)       --              --                 (533)
  Non-cash compensation                            716         239        --              --                  955
  Equity in earnings of
   subsidiaries                                 (6,752)       --          --             6,752               --
  Other                                           (160)       --          --            (1,007)            (1,167)
 Changes in assets and
  liabilities
   Accounts receivable                             345      (7,945)      1,379            --               (6,221)
   Prepaid expenses and other                      613       1,024      (1,960)           --                 (323)
   Other assets                                   (733)         30       1,029            --                  326
   Accounts payable and accrued
     liabilities                                (2,107)      1,257         739            --                 (111)
   Deferred revenue                                            (57)                                           (57)
   Other liabilities                            (2,017)        703       1,198            --                 (116)
                                              --------    --------    --------        --------           --------
    Net cash provided (used) by
     operating activities                       (7,902)      5,955         685            --               (1,262)
                                              --------    --------    --------        --------           --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and
   equipment                                    (6,046)       (610)       (719)           --               (7,375)
  Proceeds from sale of
   equipment                                                   607        --              --                  607
  Deposits on acquisitions                     (34,000)                                                   (34,000)
                                              --------    --------    --------        --------           --------
    Net cash used in investing
     activities                                (40,046)         (3)       (719)           --              (40,768)
                                              --------    --------    --------        --------           --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Payments on long-term debt                    (1,000)       --          --              --               (1,000)
  Proceeds from long-term debt                  44,085        --          --              --               44,085
  Purchase of interest rate cap
   agreements and other debt
   related costs                                   (68)       --          --              --                  (68)
  Intercompany transactions                      4,677      (4,564)       (113)           --                 --
  Proceeds from exercise of stock
   options                                       1,783        --          --              --                1,783
                                              --------    --------    --------        --------           --------
    Net cash provided (used) by
     financing activities                       49,477      (4,564)       (113)           --               44,800
                                              --------    --------    --------        --------           --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                1,529       1,388        (147)           --                2,770
Beginning of period                                623         243       4,919            --                5,785
                                              --------    --------    --------        --------           --------
End of period                                 $  2,152    $  1,631    $  4,772        $   --             $  8,555
                                              ========    ========    ========        ========           ========



Note 7.    Subsequent Events

         On June 3, 1999, the Company entered into an agreement to purchase substantially all of the assets of television station WKCF in Orlando, Florida, from Press Communications, LLC, for $191.5 million in cash. The acquisition is awaiting approval by the FCC. In connection with this transaction, the Company has entered into an agreement with the WB Network, which (among other things) obtains the WB's consent to transfer the WB affiliation upon closing and extends the existing network affiliation agreement through 2009.

         On June 25, 1999, the Company entered into an agreement with a former Sinclair executive to purchase his right to acquire certain broadcast properties in St. Louis, Missouri. The right allows the Company to purchase, at fair market value, six radio stations and one television station from Sinclair Broadcast Group, Inc.

         In July 1999, the Fox Network entered into an agreement with its affiliates which requires the affiliates to buy prime time spots from the network. The Company's agreement with Fox Network commences on July 15, 1999 and terminates on June 30, 2002. As a result of this agreement, the Company expects its broadcast cash flow will decrease by less than $1.0 million annually.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks may include dependence upon advertising, competitive nature of broadcasting, substantial leverage, Federal regulation and future capital cost of digital conversion among others.


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

RESULTS OF OPERATIONS THREE MONTHS ENDED MAY 31, 1999 COMPARED TO MAY 31, 1998

         Net revenues for the quarter ended May 31, 1999 were $72.4 million compared to $44.6 million for the same quarter of the prior year, an increase of $27.8 million or 62.2%. This increase is principally due to the SF, Wabash and Country Sampler Acquisitions as well as the ability to realize higher advertising rates at certain of the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

         Operating expenses for the quarter ended May 31, 1999 were $45.5 million compared to $27.8 million for the same quarter of the prior year, an increase of $17.7 million or 63.6%. This increase is primarily attributable to the SF, Wabash and Country Sampler Acquisitions.

         Broadcast/publishing cash flow for the quarter ended May 31, 1999 was $26.9 million compared to $16.8 million for the same quarter of the prior year, an increase of $10.1 million or 59.8%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

         International business development expenses for the quarter ended May 31, 1999 were $.4 million compared to $.2 million for the same quarter of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

         Corporate expenses for the quarter ended May 31, 1999 were $3.2 million compared to $2.0 million for the same quarter of the prior year, an increase of $1.2 million or 63.8%. This increase is due to an increase in the number of corporate employees as a result of the growth of the Company.

         Adjusted EBITDA is defined as broadcast/publishing cash flow less corporate and international development expenses. Adjusted EBITDA for the quarter ended May 31, 1999 was $23.3 million compared to $14.7 million for the same quarter of the prior year, an increase of $8.6 million or 59.0%. This increase is principally due to an increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

         Depreciation and amortization expense for the quarter ended May 31, 1999 was $9.7 million compared to $3.4 million for the same period of the prior year, an increase of $6.3 million or 185.0%. This increase was primarily due to the WQCD, SF, Wabash and Country Sampler Acquisitions.

         Non-cash compensation expense for quarter ended May 31, 1999 was $.6 million compared to $1.0 million for the same period of the prior year, a decrease of $.4 million or 32.5%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This decrease was due primarily to a decrease in the number of stock options granted at fixed exercise prices under employment agreements.

         Interest expense was $13.2 million for the quarter ended May 31, 1999 compared to $5.5 million for the same quarter of the prior year, an increase of $7.7 million or 140.2%. This increase reflects higher outstanding debt due to the WQCD, SF, Wabash and Country Sampler Acquisitions and an increase in interest rates.


RESULTS OF OPERATIONS THREE MONTHS ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997

         Net revenues for the quarter ended May 31, 1998 were $44.6 million compared to $31.3 million for the same quarter of the prior year, an increase of $13.3 million or 42.4%. This increase is principally due to the operation of WQCD under a time brokerage agreement, the acquisition of WTLC FM and AM, and the acquisition of Texas Monthly as well as the ability to realize higher advertising rates at the Company's broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

         Operating expenses for the quarter ended May 31, 1998 were $27.8 million compared to $18.7 million for the same quarter of the prior year, an increase of $9.1 million or 48.3%. Included in operating expense for the three months ended May 31, 1998 is $.5 million of expense from the operations of Slager Radio for which revenue was nominal due to the commencement of broadcasting during the first quarter. The remaining increase is primarily attributable to the operation of WQCD under a time brokerage agreement, the acquisition of WTLC FM and AM and the acquisition of Texas Monthly.

         Broadcast/publishing cash flow for the fiscal quarter ended May 31, 1998 was $16.8 million compared to $12.6 million for the same quarter of the prior year, an increase of $4.2 million or 33.7%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

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

         Corporate expenses for the quarter ended May 31, 1998 were $2.0 million compared to $1.6 million for the same quarter of the prior year, an increase of $0.4 million or 19.0%. This increase is primarily due to the establishment of a corporate division for publishing.

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

         Depreciation and amortization expense for the quarter ended May 31, 1998 was $3.4 million compared to $1.7 million for the same period of the prior year, an increase of $1.7 million or 102.6%. This increase was primarily due to the St. Louis, WTLC-FM and AM and Texas Monthly acquisitions.

         Non-cash compensation expense for quarter ended May 31, 1998 was $1.0 million compared to $.8 million for the same period of the prior year, an increase of $.2 million or 15.5%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan.

         Interest expense was $5.5 million for the quarter ended May 31, 1998 compared to $2.6 million for the same quarter of the prior year, an increase of $2.9 million or 107.9%. This increase reflects higher outstanding debt due to the St. Louis, WTLC FM and AM and Texas Monthly acquisitions and deposits related to the SF and Wabash Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1999 the Company had up to $445.0 million available under its credit facility.

         On June 3, 1999, the Company entered into an agreement to purchase substantially all of the assets of television station WKCF in Orlando, Florida, from Press Communications, LLC, for $191.5 million in cash. The acquisition is awaiting approval by the FCC. To complete the acquisition of assets from Press Communications, LLC, the Company will increase its bank borrowings.

         On June 25, 1999, the Company entered into an agreement with a former Sinclair executive to purchase his right to acquire certain broadcast properties in St. Louis, Missouri. The right allows the Company to purchase, at fair market value, six radio stations and one television station from Sinclair Broadcast Group, Inc.

         In July 1999, the Fox Network entered into an agreement with its affiliates which requires the affiliates to buy prime time spots from the network. The Company's agreement with Fox Network commences on July 15, 1999 and terminates on June 30, 2002. As a result of this agreement, the Company expects its broadcast cash flow will decrease by less than $1.0 million annually.

         Included in the Company's capital expenditures budget is approximately $16.3 million for the construction of new operating facilities at KHON-TV in Hawaii. Capital expenditures incurred for the three months ended May 31, 1999, were approximately $10.0 million including $4.3 million at KHON-TV.

         The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at May 31, 1999, working capital and capital expenditure requirements.

         As part of its business strategy, the Company continually evaluates potential acquisitions of radio and television stations as well as publishing properties. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

YEAR 2000 COMPLIANCE

         Emmis has completed its assessment phase of year 2000 compliance for information technology, other equipment, including broadcast equipment, and embedded technology. Certain technology and equipment is represented by its vendors to be year 2000 compliant. Technology and equipment that is currently not represented as year 2000 compliant will be upgraded or replaced, and tested prior to August 31, 1999.

         Emmis has trained its employees regarding year 2000 issues and compliance. Certain employees at each entity are responsible for year 2000 compliance. Emmis' information systems department is currently auditing the year 2000 compliance of each entity. This audit includes (1) verifying that critical applications have been identified, (2) testing of critical applications, (3) ensuring that year 2000 compliance documentation exists, (4) verifying that remediation is occurring as planned and (5) developing written contingency plans. Steps 1 through 4 of the audit have been performed at substantially all of the Company's entities. The audit should be complete by August 31, 1999.

         In connection with the move of our corporate and Indianapolis operations to an office building in downtown Indianapolis, substantially all information technology and other equipment in the building has been replaced and is believed to be year 2000 compliant. Emmis estimates that the cost of the remaining year 2000 remediation effort will be approximately $1.0 million, which will be funded from current operations. Emmis recently began tracking costs relating to year 2000 compliance. As of May 31, 1999, these costs were not significant.

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

         (a) Exhibits.

              The following exhibits are filed or incorporated by reference as a part of this report:

              3.1 Amended and Restated Articles of Incorporation of Emmis Broadcasting Corporation, incorporated by reference from
                   Exhibit 3.3 to the Registration Statement, as amended (the "Registration Statement") of the Company on Form S-1, file no. 33-73218. *

              3.2 Amended and Restated Bylaws of Emmis Broadcasting Corporation, incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K"). *

              15   Letter re: unaudited interim financial information

              27   Financial data schedule (Edgar version only)

              *Previously submitted

         (b) Reports on Form 8-K

                   On March 15, 1999, the Company filed a Form 8-K to disclose financial information for subsidiary guarantors and non-guarantor subsidiaries for the years ended February 28(29), 1996, 1997 and 1998 and the nine months ended November 30, 1997 and 1998.

                   On May 6, 1999, the Company filed a Form 8-K regarding its financial performance for the fiscal year ended February 28, 1999.

                   On May 6, 1999, the Company filed a Form 8-K/A to amend previously disclosed financial information for subsidiary guarantors and non-guarantor subsidiaries for the years ended February 28(29), 1996, 1997 and 1998 and the nine months ended November 30, 1997 and 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EMMIS COMMUNICATIONS CORPORATION


Date: July 15, 1999                     By:  /s/ WALTER Z. BERGER
                                           --------------------------------
                                           Walter Z. Berger
                                           Executive Vice President (Authorized
                                           Corporate Officer), Chief
                                           Financial Officer and Treasurer