Form 10-Q
period 1999-08-31
EMMIS COMMUNICATIONS CORP
filed 1999-10-01
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to
                                    --------    --------
     Commission file number: 0-23264

                        EMMIS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           INDIANA                                    35-1542018
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

Yes     X        No
    -----------     -------------

     The number of shares outstanding of each of the Registrant's classes of common stock, as of September 24, 1999, was:

            13,417,845 Shares of Class A Common Stock, $.01 Par Value
             2,622,125 Shares of Class B Common Stock, $.01 Par Value

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................................................4

           Condensed Consolidated Statements of
                Operations for the three and six months
                ended August 31, 1998 and 1999.............................................................4

           Condensed Consolidated Balance Sheets
                at February 28, 1999 and August 31, 1999...................................................5

           Condensed Consolidated Statements of Cash
                Flows for the six months ended
                August 31, 1998 and 1999...................................................................7

           Notes to Condensed Consolidated
                Financial Statements.......................................................................9

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results
                of Operations.............................................................................24

PART II  - OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................30

     Item 4.  Submission of Matters to a Vote
                of Security Holders.......................................................................30

     Item 6.  Exhibits and Reports on Form 8-K............................................................31

     Signatures...........................................................................................32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

     We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of August 31, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of February 28, 1999 (not presented separately herein), and, in our report dated April 30, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                      ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
September 21, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                                       Three Months                         Six Months
                                                      Ended August 31,                   Ended August 31,
                                                        (Unaudited)                        (Unaudited)
                                                --------------------------         --------------------------
                                                  1998              1999              1998             1999
                                                --------          --------         ----------       ---------
GROSS REVENUES                                  $ 67,873          $ 95,233          $ 120,721       $ 180,154
LESS:  AGENCY COMMISSIONS                          9,999            13,704             18,228          26,273
                                                --------          --------          ---------        --------
NET REVENUES                                      57,874            81,529            102,493         153,881
Operating expenses                                33,063            47,659             60,858          93,122
International business
  development expenses                               354               367                561             747
Corporate expenses                                 1,969             3,478              3,926           6,684
Time brokerage fees                                   95                 -              2,220               -
Depreciation and amortization                      6,505            10,336              9,912          20,045
Non-cash compensation                              1,081             1,648              2,036           2,293
                                                --------          --------          ---------        --------
OPERATING INCOME                                  14,807            18,041             22,980          30,990
                                                --------          --------          ---------        --------
OTHER INCOME (EXPENSE):
  Interest expense                               (7,121)          (13,936)           (12,629)        (27,165)
  Minority interest                                  868               466              1,875           1,525
  Other income (expense), net                        811              (55)              1,123           (293)
                                                --------          --------          ---------        --------
    Total other income (expense)                 (5,442)          (13,525)            (9,631)        (25,933)
                                                --------          --------          ---------        --------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                           9,365             4,516             13,349           5,057
PROVISION FOR INCOME TAXES                         5,204             3,300              7,400           3,600
                                                --------          --------          ---------        --------
NET INCOME BEFORE EXTRAORDINARY
  ITEM                                             4,161             1,216              5,949           1,457
                                                --------          --------          ---------        --------
EXTRAORDINARY ITEM, NET OF TAX                     1,597                 -              1,597               -
                                                --------          --------          ---------        --------
NET INCOME                                      $  2,564          $  1,216          $   4,352        $  1,457
                                                ========          ========          =========        ========
  Basic net income per share                    $    .17          $    .08          $     .33        $    .09
                                                ========          ========          =========        ========
  Diluted net income per share                  $    .16          $    .07          $     .32        $    .09
                                                ========          ========          =========        ========

  Weighted average common shares outstanding:

    Basic                                     15,512,702        15,929,428         13,255,592       15,856,467
    Diluted                                   15,888,107        16,438,098         13,662,310       16,305,944

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands, except share data)


                                                February 28,          August 31,
                                                   1999                  1999
                                                -----------          -----------
                                                 (Note 1)            (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $     6,117          $     3,061
  Accounts receivable, net                           51,479               62,952
  Deferred barter costs                               3,128                6,862
  Prepaid expenses and other                         10,358               16,627
                                                -----------          -----------

         Total current assets                        71,082               89,502

  Property and equipment, net                       106,060              117,375
  Intangible assets, net                            802,307              820,789
  Other assets, net                                  35,382               52,035
                                                -----------          -----------

                  Total assets                  $ 1,014,831          $ 1,079,701
                                                ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of other
         long-term debt                         $       835          $       835
  Accounts payable                                   15,635               19,731
  Accrued salaries and commissions                    4,545                4,730
  Accrued interest                                    6,223               18,033
  Deferred revenue                                    7,238               14,614
  Current portion of TV program
         rights payable                               9,471                9,564
  Income tax payable                                 12,057                7,130
  Other                                              13,829                2,557
                                                -----------          -----------


          Total current liabilities                  69,833               77,194

CREDIT FACILITY AND SENIOR
         SUBORDINATED NOTES                         577,000              619,000
TV PROGRAM RIGHTS PAYABLE, NET OF
         CURRENT PORTION                             25,161               20,686
OTHER LONG-TERM DEBT, NET OF
         CURRENT PORTION                             18,805               17,588
OTHER NONCURRENT LIABILITIES                          3,466                5,339
DEFERRED INCOME TAXES                                85,017               94,845
                                                 ----------           ----------

          Total liabilities                         779,282              834,652
                                                 ----------           ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Class A common stock, $.01
       par value; authorized 34,000,000
       shares; issued and outstanding
       13,190,207 shares at
       February 28, 1999 and 13,371,821
       shares at August 31, 1999                          132            134
  Class B common stock, $.01
       par value; authorized 6,000,000
       shares; issued and outstanding
       2,582,265 shares at
       February 28, 1999 and 2,622,125
       shares at August 31, 1999                           26             26
  Additional paid-in capital                          260,344        269,241
  Accumulated deficit                                (24,305)        (22,848)
  Accumulated other comprehensive loss                  (648)         (1,504)
                                                   ----------     -----------

          Total shareholders' equity                  235,549        245,049
                                                   ----------     ----------

                  Total liabilities and
                      shareholders' equity        $ 1,014,831     $1,079,701
                                                  ===========     ==========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                             (Dollars in thousands)

                                                                          Six Months
                                                                       Ended August 31,
                                                                         (Unaudited)
                                                                    ---------------------
                                                                    1998             1999
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   4,352         $   1,457
  Adjustments to reconcile net income
     to net cash provided by operating
      activities -
         Extraordinary item                                          1,597                 -
         Depreciation and amortization                              11,164            23,730
         Provision for bad debts                                       153               955
         Provision for deferred income taxes                         2,017             5,570
         Gain on sale of property and equipment                       (533)                -
         Non-cash compensation                                       2,036             2,293
         Other                                                      (2,686)             (876)
  Changes in assets and liabilities-
         Accounts receivable                                       (15,510)          (10,247)
         Deferred barter costs                                      (1,105)           (3,734)
         Prepaid expenses and other current assets                   1,249            (6,046)
         Other assets                                                2,466              (141)
         Accounts payable and accrued liabilities                   (2,698)           15,331
         Deferred revenue                                           (1,159)            3,507
         Other liabilities                                          10,336           (25,667)
                                                                 ---------          ---------

         Net cash provided by operating
           activities                                               11,679             6,132
                                                                 ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (16,503)          (20,831)
  Proceeds from sale of
       property and equipment                                          607                 -
  Deposits on acquisitions and other                                (9,000)          (17,500)
  Acquisition of WQCD-FM                                          (128,449)                -
  Acquisition of SF Broadcasting                                  (287,293)                -
  Acquisition of Country Sampler                                         -           (18,454)
                                                                 ---------          ---------

         Net cash used in investing activities                    (440,638)          (56,785)
                                                                  --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                  (396,525)          (48,500)
  Proceeds from long-term debt                                 655,652            90,500
  Proceeds from issuance of Class A
       common stock, net of transaction costs                  182,640                 -
  Purchase of interest rate cap agreements
       and other debt related costs                             (8,912)                -
  Proceeds from exercise of stock options                        3,081             5,597
                                                             ---------          --------

         Net cash provided by financing activities             435,936            47,597
                                                             ---------          --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    6,977            (3,056)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                            5,785             6,117
                                                             ---------          --------

  End of period                                              $  12,762          $  3,061
                                                             =========          ========


SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                                 $  10,971          $ 12,642
    Income taxes                                                   286             5,181

ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                              $ 203,813
  Cash paid                                                    128,449
                                                             ---------
  Liabilities assumed                                        $  75,364
                                                             =========

ACQUISITION OF SF BROADCASTING:
  Fair value of asset acquired                               $ 338,790
  Cash paid                                                    287,293
  Note payable                                                  25,000
                                                             ---------
  Liabilities assumed                                        $  26,497
                                                             =========

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                                 $ 25,608
  Cash paid                                                                       18,454
                                                                                --------
  Liabilities assumed                                                           $  7,154
                                                                                ========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 August 31, 1999


                                   (Unaudited)


Note 1.   General

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and Subsidiaries ("Emmis" or the "Company"). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 1999. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited or the remainder of the fiscal year.

     In the opinion of the registrant, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at August 31, 1999 and the results of its operations for the three and six months ended August 31, 1998 and 1999 and its cash flows for the six months ended August 31, 1998 and 1999.

     The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.


Note 2.   Significant Events


Country Sampler Acquisition

     On April 1, 1999, the Company completed its acquisition of substantially all of the assets of Country Sampler, Inc.( the "Country Sampler Acquisition") for approximately $21.0 million plus assumed liabilities of approximately $4.7 million. The purchase price was payable $18.5 million in cash at closing, which was financed through additional borrowings under the Credit Facility, $2.0 million payable under a contract with the principal shareholder through April 2003, and $.5 million payable by October 1999. The acquisition was accounted for as a purchase. In the preliminary purchase price allocation the excess of the purchase price over the estimated fair value of identifiable assets was $17.7 million and is being amortized over 15 years.

WKCF-TV:  Orlando, FL

     Effective June 3, 1999, the Company entered into a definitive agreement to purchase substantially all of the assets of television station WKCF in Orlando, Florida, for approximately $191.5 million in cash payable at closing, including an escrow deposit of $12.5 million made in June 1999. This acquisition will be accounted for as a purchase and will be financed through additional debt or equity securities, depending on market conditions and other factors. Emmis expects to close on this acquisition in its fiscal quarter ending November 30, 1999.

     WKCF is an affiliate of the WB Television Network. As part of this transaction, the Company has entered into an agreement with the WB Television Network which (among other things) extends the existing network affiliation agreement through December 2009.

St. Louis Acquisition

     In June 1999, the Company entered into an agreement with a former executive of Sinclair Broadcasting Group, Inc. ("Sinclair") to purchase the right to acquire the assets of certain broadcast properties in St. Louis, Missouri (the "St. Louis Acquisition"). The right allows the Company to purchase, at fair market value, six radio stations (five FM and one AM) and one ABC-affiliated television station from Sinclair.

     Under FCC regulations, Emmis can own no more than five FM and three AM stations in the St. Louis market. As Emmis already owns three FM stations in the St. Louis market, concurrent with the consummation of the St. Louis Acquisition, Emmis must divest three FM stations. Management intends to divest the stations with the three weakest transmitting signals.

     The Company and Sinclair are currently in the process of determining the purchase price and other material terms of the acquisition in accordance with the option agreement. In addition, the acquisition will be subject to approval by both the Federal Communications Commission and the Department of Justice. The St. Louis Acquisition will be accounted for as a purchase and will be financed through additional debt or equity securities, depending on market conditions and other factors.

Other

     At August 31, 1999, five of the Company's six television stations were Fox affiliates. In July 1999, the Fox Network entered into an agreement with its affiliates which requires the affiliates to buy prime time spots from the network. The Company's agreement with the Fox Network commenced on July 15, 1999 and terminates on June 30, 2002. As a result of this agreement, the Company expects its broadcast cash flow will decrease by approximately $.6 million annually.

     On July 17, 1999, in accordance with the Company's Credit Facility, total borrowing capacity under the Credit Facility decreased $100.0 million to $650.0 million.


Note 3.   Pro Forma Acquisitions


     Unaudited pro forma summary information is presented below for the three and six months ended August 31, 1998 and 1999, assuming the June 1998 WQCD Acquisition, the July 1998 SF Acquisition, the October 1998 Wabash Acquisition, the April 1999 Country Sampler Acquisition, and the use of proceeds from the June 1998 Equity Offering, the July 1998 Credit Facility, and the February 1999 Senior Subordinated Notes Offering all had occurred on the first day of the pro forma periods presented below.

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


                               Three Months                   Six Months
                             Ended August 31,               Ended August 31,
                        (Pro Forma) (Historical)              (Pro Forma)
                        ------------------------        -----------------------
                             (Dollars in thousands, except per share data)

                           1998         1999              1998           1999
                         --------     --------          ---------     ---------
Net revenues             $ 71,617     $ 81,529          $ 138,918     $ 155,865
                         ========     ========          =========     =========

Broadcast/publishing
  cash flow              $ 27,117     $ 33,870          $  49,930     $  61,336
                         ========     ========          =========     =========

Net Income               $    580     $  1,216          $      19     $   1,527
                         ========     ========          =========     =========

Basic net income         $   0.04     $   0.08          $       -     $    0.10
                         ========     ========          =========     =========

Diluted net income       $   0.04     $   0.07          $       -     $    0.09
                         ========     ========          =========     =========

Weighted average shares outstanding:

  Basic                15,662,702   15,929,428         15,630,592    15,856,467
                       ==========   ==========         ==========    ==========

  Diluted              16,038,107   16,438,098         16,037,310    16,305,944
                       ==========   ==========         ==========    ==========


Note 4.   Basic and Diluted Net Income Per Share


     Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 1998 and 1999 consisted solely of stock options. Thus, for the three and six months ended August 31, 1998 and 1999, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options.


Note 5.   Comprehensive Income


     Comprehensive income was comprised of the following for the three and six months ended August 31, 1998 and 1999 (dollars in thousands):

                             Three Months                 Six Months
                           Ended August 31,            Ended August 31,
                         ---------------------      ------------------------
                           1998         1999          1998            1999
                         --------     --------      --------        --------
Net income               $  2,564     $  1,216      $  4,352        $  1,457
Translation adjustment       (475)         119          (646)           (856)
                         --------     --------      --------        --------

Total comprehensive
  income                 $  2,089     $  1,335      $  3,706        $    601
                         ========     ========      ========        ========

Note 6.   Segment Information

     The Company's operations are aligned into three business segments: Radio, Television and Publishing. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

     The Radio and Television segments derive revenue from the sale of commercial broadcast inventory. The Publishing segment derives revenue from subscriptions and the sale of print advertising inventory.

     Corporate and Other represents the results of insignificant operations and income and expense not allocated to reportable segments.

     The Company's segments operate primarily in the United States with one radio station located in Hungary. Total revenues of this radio station for the three and six months ended August 31, 1999 were $2.1 million and $3.2 million, respectively. Revenues during the three and six months ended August 31, 1998 were $0.6 million and $0.7 million, respectively. This station's total assets as of August 31, 1998 and 1999 were $23.1 million and $19.5 million, respectively.

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

     BCF and PCF are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing a magazine, and general and administrative costs.

     The accounting policies as described in the summary of significant accounting policies included in the Company's Annual Report filed on Form 10-K are applied consistently across segments.

   THREE MONTHS ENDED                                                                       CORPORATE
   AUGUST 31, 1999                        RADIO        TELEVISION          PUBLISHING       AND OTHER    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
 Net revenues                           $ 50,777         $ 16,992           $ 13,293        $    467       $   81,529
 Operating expenses                       23,731           11,731             11,871             326           47,659
                                        --------         --------           --------           -----         --------
 Broadcast/publishing
   cash flow                              27,046            5,261              1,422             141           33,870
 International business
   development expenses                        -                -                  -             367              367
 Corporate expenses                            -                -                  -           3,478            3,478
 Depreciation and
   amortization                            4,118            3,605              1,749             864           10,336
 Non-cash compensation                         -                -                  -           1,648            1,648
                                        --------         --------           --------           -----         --------
 Operating income (loss)                $ 22,928         $  1,656           $  (327)        $(6,216)       $   18,041
                                        ========         ========           ========        ========       ==========
 Total assets                           $468,079         $454,088           $ 68,327        $ 89,207       $1,079,701
                                        ========         ========           ========        ========       ==========


   SIX MONTHS ENDED                                                                         CORPORATE
   AUGUST 31, 1999                        RADIO         TELEVISION        PUBLISHING        AND OTHER    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
 Net revenues                           $ 92,742         $ 35,046           $ 25,210         $   883       $  153,881
 Operating expenses                       46,766           23,737             21,973             646           93,122
                                        --------         --------           --------           -----         --------
 Broadcast/publishing
   cash flow                              45,976           11,309              3,237             237           60,759
 International business
   development expenses                        -                -                  -             747              747
 Corporate expenses                            -                -                  -           6,684            6,684
 Depreciation and
   amortization                            8,129            6,985              3,263           1,668           20,045
 Non-cash compensation                         -                -                  -           2,293            2,293
                                        --------         --------           --------           -----         --------
 Operating income (loss)                $ 37,847         $  4,324           $    (26)       $(11,155)      $   30,990
                                        ========         ========           ========         =======       ==========
 Total assets                           $468,079         $454,088           $ 68,327        $ 89,207       $1,079,701
                                        ========         ========           ========         =======       ==========


   THREE MONTHS ENDED                                                                     CORPORATE
   AUGUST 31, 1998                        RADIO         TELEVISION        PUBLISHING      AND OTHER      CONSOLIDATED
 --------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
 Net revenues                           $ 42,328         $  5,796          $   9,418        $    332       $   57,874
 Operating expenses                       20,807            3,846              8,198             212           33,063
                                        --------         --------           --------           -----       ----------
 Broadcast/publishing
   cash flow                              21,521            1,950              1,220             120           24,811
 International business
   development expenses                        -                -                  -             354              354
 Corporate expenses                            -                -                  -           1,969            1,969
 Time brokerage fee                           95                -                  -               -               95
 Depreciation and
   amortization                            3,579            1,332              1,555              39            6,505
 Non-cash compensation                         -                -                  -           1,081            1,081
                                        --------         --------          ---------           -----      -----------
 Operating income (loss)                $ 17,847         $    618          $    (335)       $ (3,323)     $    14,807
                                        ========         ========          =========        ========      ===========
 Total assets                           $450,848         $345,949          $  45,731        $ 68,299      $   910,827
                                        ========         ========          =========        ========      ===========


   SIX MONTHS ENDED                                                                         CORPORATE
   AUGUST 31, 1998                        RADIO         TELEVISION         PUBLISHING       AND OTHER   CONSOLIDATED
 --------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
 Net revenues                           $ 77,757         $  5,796          $ 18,258        $    682        $ 102,493
 Operating expenses                       40,875            3,846            15,698             439           60,858
                                        --------         --------          --------        --------        ---------
 Broadcast/publishing
   cash flow                              36,882            1,950             2,560             243           41,635
 International business
   development expenses                        -                -                 -             561              561
 Corporate expenses                            -                -                 -           3,926            3,926
 Time brokerage fee                        2,220                -                 -               -            2,220
 Depreciation and
   amortization                            5,955            1,332             2,560              65            9,912
 Non-cash compensation                         -                -                 -           2,036            2,036
                                        --------         --------          --------        --------        ---------
 Operating income (loss)                $ 28,707         $    618          $      -        $ (6,345)       $  22,980
                                        ========         ========          ========        ========        =========
 Total assets                           $450,848         $345,949          $ 45,731        $ 68,299        $ 910,827
                                        ========         ========          ========        ========        =========



Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantor

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

     Presented below is condensed consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantor as of February 28, 1999 and August 31, 1999 and for the three and six months ended August 31, 1998 and 1999.

     The equity method has been used by Emmis with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                              As of August 31, 1999
                        (Unaudited, dollars in thousands)

                                                                                ELIMINATIONS
                                       PARENT                                        AND
                                       COMPANY      SUBSIDIARY     SUBSIDIARY   CONSOLIDATING
                                        ONLY        GUARANTORS    NON-GUARANTOR    ENTRIES     CONSOLIDATED
                                     ----------------------------------------------------------------------
    CURRENT ASSETS:
     Cash and cash equivalents       $         -    $     2,516   $       545    $         -    $     3,061
     Accounts receivable, net                  -         61,751         1,201              -         62,952
     Deferred barter costs                     -          6,862             -              -          6,862
     Prepaid expenses and other            3,420         10,974         2,233              -         16,627
                                     -----------    -----------   -----------    -----------    -----------

       Total current assets                3,420         82,103         3,979              -         89,502

    Property and equipment, net           39,137         77,431           807              -        117,375
    Intangible assets, net                   461        806,865        13,463              -        820,789
    Investment in affiliates             903,744              -             -       (903,744)             -
    Other assets, net                     48,313          7,032         1,205         (4,515)        52,035
                                     -----------    -----------   -----------    -----------    -----------
       Total assets                  $   995,075    $   973,431   $    19,454    $  (908,259)   $ 1,079,701
                                     ===========    ===========   ===========    ===========    ===========

    CURRENT LIABILITIES:
     Current portion of other
      long-term debt                 $        34    $        17   $     2,237    $    (1,453)   $       835
     Accounts payable                      6,691         12,589           451              -         19,731
     Accrued salaries and
      commissions                            141          4,589             -              -          4,730
     Accrued interest                     18,033              -             -              -         18,033
     Deferred revenue                          -         14,614             -              -         14,614
     Current portion of TV program
      rights payable                           -          9,564             -              -          9,564
     Income taxes payable                  6,953            177             -              -          7,130
     Other                                   324          1,315           918              -          2,557
                                     -----------    -----------   -----------    -----------    -----------
       Total current liabilities          32,176         42,865         3,606         (1,453)        77,194

    CREDIT FACILITY AND SENIOR
     SUBORDINATED NOTES                  619,000              -             -              -        619,000
    TV PROGRAM RIGHTS PAYABLE, NET
     OF CURRENT PORTION                        -         20,686             -              -         20,686
    OTHER LONG-TERM DEBT, NET OF
     CURRENT PORTION                          43            791        19,816         (3,062)        17,588
    OTHER NONCURRENT LIABILITIES           2,496          2,843             -              -          5,339
    DEFERRED INCOME TAXES                 94,807             38             -              -         94,845
                                     -----------    -----------   -----------    -----------    -----------
       Total liabilities                 748,522         67,223        23,422         (4,515)       834,652
                                     ===========    ===========   ===========    ===========    ===========
    Shareholders' Equity
     Class A common stock                    134              -             -              -            134
     Class B common stock                     26              -             -              -             26
     Additional paid-in capital          269,241              -         4,393         (4,393)       269,241
     Subsidiary investment                     -        658,143         2,388       (660,531)             -
     Retained earnings /
      (accumulated deficit)              (22,848)       248,065        (9,245)      (238,820)       (22,848)
     Accumulated other
      comprehensive loss                       -              -        (1,504)             -         (1,504)
                                     -----------    -----------   -----------    -----------    -----------
       Total shareholders' equity        246,553        906,208        (3,968)      (903,744)       245,049
                                     -----------    -----------   -----------    -----------    -----------
       Total liabilities and
        shareholders' equity         $   995,075    $   973,431   $    19,454    $  (908,259)   $ 1,079,701
                                     ===========    ===========   ===========    ===========    ===========

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 28, 1999
                         (Note 1, dollars in thousands)


                                                                                  ELIMINATIONS
                                        PARENT                                        AND
                                        COMPANY      SUBSIDIARY      SUBSIDIARY   CONSOLIDATING
                                         ONLY        GUARANTORS    NON-GUARANTOR     ENTRIES    CONSOLIDATED
                                     -----------------------------------------------------------------------
    CURRENT ASSETS:
     Cash and cash equivalents       $     2,286    $     3,146    $       685    $         -    $     6,117
     Accounts receivable, net                  -         50,436          1,043              -         51,479
     Deferred barter costs                     -          3,128              -              -          3,128
     Prepaid expenses and other            5,720          4,566             72              -         10,358
                                     -----------    -----------    -----------    -----------    -----------
       Total current assets                8,006         61,276          1,800              -         71,082

    Property and equipment, net           33,769         71,342            949              -        106,060
    Intangible assets, net                   151        785,219         16,937              -        802,307
    Investment in affiliates             856,701              -              -       (856,701)             -
    Other assets, net                     31,866          7,648            702         (4,834)        35,382
                                     -----------    -----------    -----------    -----------    -----------
       Total assets                  $   930,493    $   925,485    $    20,388    $  (861,535)   $ 1,014,831
                                     ===========    ===========    ===========    ===========    ===========

    CURRENT LIABILITIES:
     Current portion of other
      long-term debt                 $        34    $        16    $     2,239    $    (1,454)   $       835
     Accounts payable                      7,527          7,739            369              -         15,635
     Accrued salaries and
      commissions                          1,262          2,719            564              -          4,545
     Accrued interest                      6,222              1              -              -          6,223
     Deferred revenue                          -          7,238              -              -          7,238
     Current portion of TV program
      rights payable                           -          9,471              -              -          9,471
     Income taxes payable                 11,790            267              -              -         12,057
     Other                                   146         13,683              -              -         13,829
                                     -----------    -----------    -----------    -----------    -----------
       Total current liabilities          26,981         41,134          3,172         (1,454)        69,833

    CREDIT FACILITY AND SENIOR
     SUBORDINATED NOTES                  577,000              -              -              -        577,000
    TV PROGRAM RIGHTS PAYABLE, NET
     OF CURRENT PORTION                        -         25,161              -              -         25,161
    OTHER LONG-TERM DEBT, NET OF
     CURRENT PORTION                       2,543            (45)        19,687         (3,380)        18,805
    OTHER NONCURRENT LIABILITIES              (4)         3,470              -              -          3,466
    DEFERRED INCOME TAXES                 87,776         (2,759)             -              -         85,017
                                     -----------    -----------    -----------    -----------    -----------
       Total liabilities                 694,296         66,961         22,859         (4,834)       779,282
                                     -----------    -----------    -----------    -----------    -----------
    Shareholders' Equity
     Class A common stock                    132              -              -              -            132
     Class B common stock                     26              -              -              -             26
     Additional paid-in capital          260,344              -          4,297         (4,297)       260,344
     Subsidiary investment                     -        637,223              -       (637,223)             -
     Retained earnings /
      (accumulated deficit)              (24,305)       221,301         (6,120)      (215,181)       (24,305)
     Accumulated other
      comprehensive loss                       -              -           (648)             -           (648)
                                     -----------    -----------    -----------    -----------    -----------
       Total shareholders' equity        236,197        858,524         (2,471)      (856,701)       235,549
                                     -----------    -----------    -----------    -----------    -----------
       Total liabilities and
       shareholders' equity          $   930,493    $   925,485    $    20,388    $  (861,535)   $ 1,014,831
                                     ===========    ===========    ===========    ===========    ===========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                   For the Three Months Ended August 31, 1999
                        (Unaudited, dollars in thousands)

                                                                          ELIMINATIONS
                                         PARENT                SUBSIDIARY     AND
                                         COMPANY   SUBSIDIARY     NON-    CONSOLIDATING
                                          ONLY     GUARANTORS   GUARANTOR    ENTRIES    CONSOLIDATED
                                        -----------------------------------------------------------
    NET REVENUES                        $    467    $ 78,981    $  2,081    $      -    $ 81,529
    Operating expenses                       326      45,824       1,509           -      47,659
    International business                     -         367           -           -         367
     development expenses
    Corporate expenses                     3,478           -           -           -       3,478
    Depreciation and amortization            864       8,772         700           -      10,336
    Non-cash compensation                  1,236         412           -           -       1,648
                                        --------    --------    --------    --------    --------
    OPERATING INCOME                      (5,437)     23,606        (128)          -      18,041
                                        --------    --------    --------    --------    --------
    OTHER INCOME (EXPENSE):
     Interest expense                    (13,627)        124        (626)        193     (13,936)
     Other income (expense), net              (1)        208         (69)        273         411
                                        --------    --------    --------    --------    --------
    Total other income (expense)         (13,628)        332        (695)        466     (13,525)
                                        --------    --------    --------    --------    --------

    INCOME (LOSS) BEFORE INCOME TAXES    (19,065)     23,938        (823)        466       4,516

    PROVISION (BENEFIT) FOR INCOME
     TAXES                                (5,610)      8,857          53           -       3,300
                                        --------    --------    --------    --------    --------
                                         (13,455)     15,081        (876)        466       1,216
    EQUITY IN EARNINGS (LOSS) OF
     SUBSIDIARIES                         14,671           -           -     (14,671)          -
                                        --------    --------    --------    --------    --------
    NET INCOME (LOSS)                   $  1,216    $ 15,081    $   (876)   $(14,205)   $  1,216
                                        ========    ========    ========    ========    ========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                    For the Six Months Ended August 31, 1999
                        (Unaudited, dollars in thousands)

                                                                               ELIMINATIONS
                                          PARENT                 SUBSIDIARY         AND
                                          COMPANY   SUBSIDIARY      NON-       CONSOLIDATING
                                           ONLY     GUARANTORS    GUARANTOR       ENTRIES    CONSOLIDATED
                                        -----------------------------------------------------------------

    NET REVENUES                        $     883    $ 149,824    $   3,174    $       -    $ 153,881
    Operating expenses                        646       89,783        2,693            -       93,122
    International business                      -          747            -            -          747
     development expenses
    Corporate expenses                      6,684            -            -            -        6,684
    Depreciation and amortization           1,668       16,927        1,450            -       20,045
    Non-cash compensation                   1,720          573            -            -        2,293
                                        ---------    ---------    ---------    ---------    ---------
    OPERATING INCOME                       (9,835)      41,794         (969)           -       30,990
                                        ---------    ---------    ---------    ---------    ---------
    OTHER INCOME (EXPENSE):
     Interest expense                     (26,007)         265       (1,806)         383      (27,165)
     Other income (expense), net               16          424         (350)       1,142        1,232
                                        ---------    ---------    ---------    ---------    ---------
    Total other income (expense)          (25,991)         689       (2,156)       1,525      (25,933)
                                        ---------    ---------    ---------    ---------    ---------

    INCOME (LOSS) BEFORE INCOME TAXES     (35,826)      42,483       (3,125)       1,525        5,057

    PROVISION (BENEFIT) FOR INCOME
     TAXES                                (12,119)      15,719            -            -        3,600
                                        ---------    ---------    ---------    ---------    ---------
                                          (23,707)      26,764       (3,125)       1,525        1,457
    EQUITY IN EARNINGS (LOSS) OF
     SUBSIDIARIES                          25,164            -            -      (25,164)           -
                                        ---------    ---------    ---------    ---------    ---------
    NET INCOME (LOSS)                   $   1,457    $  26,764    $  (3,125)   $ (23,639)   $   1,457
                                        =========    =========    =========    =========    =========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                   For the Three Months Ended August 31, 1998
                        (Unaudited, dollars in thousands)

                                                                             ELIMINATIONS
                                           PARENT                 SUBSIDIARY      AND
                                           COMPANY   SUBSIDIARY      NON-    CONSOLIDATING
                                             ONLY    GUARANTORS   GUARANTOR    ENTRIES    CONSOLIDATED
                                          ------------------------------------------------------------
    NET REVENUES                           $    332    $ 56,901   $    641    $      -    $ 57,874
    Operating expenses                          212      31,521      1,330           -      33,063
    International business
     development expenses                         -         354          -           -         354
    Corporate expenses                        1,969           -          -           -       1,969
    Time brokerage fees                           -          95          -           -          95
    Depreciation and amortization                37       5,628        840           -       6,505
    Non-cash compensation                       913         168          -           -       1,081
                                           --------    --------   --------    --------    --------
    OPERATING INCOME                         (2,799)     19,135     (1,529)          -      14,807
                                           --------    --------   --------    --------    --------
    OTHER INCOME (EXPENSE):
     Interest expense                        (6,487)          -       (914)        280      (7,121)
     Other income (expense), net                455         438        198         588       1,679
                                           --------    --------   --------    --------    --------
    Total other income (expense)             (6,032)        438       (716)        868      (5,442)
                                           --------    --------   --------    --------    --------

    INCOME (LOSS) BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                 (8,831)     19,573     (2,245)        868       9,365

    PROVISION (BENEFIT) FOR INCOME TAXES     (2,091)      7,242         53           -       5,204
                                           --------    --------   --------    --------    --------
    NET INCOME BEFORE EXTRAORDINARY
      ITEM                                   (6,740)     12,331     (2,298)        868       4,161
                                           --------    --------   --------    --------    --------
    EXTRAORDINARY ITEM, NET OF TAX           (1,597)          -          -           -      (1,597)

    EQUITY IN EARNINGS (LOSS) OF
    SUBSIDIARIES                             10,901           -          -     (10,901)          -
                                           --------    --------   --------    --------    --------
    NET INCOME (LOSS)                      $  2,564    $ 12,331   $ (2,298)   $(10,033)   $  2,564
                                           ========    ========   ========    ========    ========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                    For the Six Months Ended August 31, 1998
                        (Unaudited, dollars in thousands)

                                                                                  ELIMINATIONS
                                              PARENT                 SUBSIDIARY       AND
                                             COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                               ONLY     GUARANTORS   GUARANTOR       ENTRIES   CONSOLIDATED
                                           ----------------------------------------------------------------
    NET REVENUES                           $     682    $ 101,135    $     676    $       -    $ 102,493
    Operating expenses                           439       58,552        1,867            -       60,858
    International business                         -          561            -            -          561
     development expenses
    Corporate expenses                         3,926            -            -            -        3,926
    Time brokerage fees                            -        2,220            -            -        2,220
    Depreciation and amortization                 65        8,571        1,276            -        9,912
    Non-cash compensation                      1,629          407            -            -        2,036
                                           ---------    ---------   ----------    ---------    ---------
    OPERATING INCOME                          (5,377)      30,824       (2,467)           -       22,980
                                           ---------    ---------   ----------    ---------    ---------
    OTHER INCOME (EXPENSE):
     Interest expense                        (11,270)          (6)      (1,913)         560      (12,629)
     Other income (expense), net                 473        1,264          (54)       1,315        2,998
                                           ---------    ---------   ----------    ---------    ---------
    Total other income (expense)             (10,797)       1,258       (1,967)       1,875       (9,631)
                                           ---------    ---------   ----------    ---------    ---------

    INCOME (LOSS) BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                 (16,174)      32,082       (4,434)       1,875       13,349

    PROVISION (BENEFIT) FOR INCOME TAXES      (4,470)      11,870            -            -        7,400
                                           ---------    ---------   ----------    ---------    ---------

    NET INCOME BEFORE EXTRAORDINARY
      ITEM                                   (11,704)      20,212       (4,434)       1,875        5,949
                                           ---------    ---------   ----------    ---------    ---------

    EXTRAORDINARY ITEM, NET OF TAX            (1,597)           -            -            -       (1,597)

    EQUITY IN EARNINGS (LOSS) OF
    SUBSIDIARIES                              17,653            -            -      (17,653)           -
                                           ---------    ---------   ----------    ---------    ---------

    NET INCOME (LOSS)                      $   4,352    $  20,212    $  (4,434)   $ (15,778)   $   4,352
                                           =========    =========    =========    =========    =========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                    For the Six Months Ended August 31, 1999
                        (Unaudited, dollars in thousands)

                                                                             ELIMINATIONS
                                          PARENT               SUBSIDIARY        AND
                                         COMPANY  SUBSIDIARY      NON-      CONSOLIDATING
                                          ONLY    GUARANTORS    GUARANTOR      ENTRIES     CONSOLIDATED
                                        ---------------------------------------------------------------
    CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net income (loss)                  $  1,457    $ 26,764    $ (3,125)     $(23,639)    $  1,457
     Adjustments to reconcile net
      income (loss) to net cash
      provided (used) by operating
      activities -
       Depreciation and amortization       2,845      19,435       1,450             -       23,730
       Provision for bad debts                 -         955           -             -          955
       Provision for
        deferred income taxes              5,570           -           -             -        5,570
       Non-cash compensation               1,720         573           -             -        2,293
       Equity in earnings of
        subsidiaries                     (25,164)          -           -        25,164            -
       Other                               1,505           -        (856)       (1,525)        (876)
     Changes in assets and
      liabilities -
       Accounts receivable                     -     (10,089)       (158)            -      (10,247)
       Deferred barter costs                   -      (3,734)          -             -       (3,734)
       Prepaid expenses and other
         current assets                    2,300      (6,185)     (2,161)            -       (6,046)
       Other assets                       (1,649)      2,011        (503)            -         (141)
       Accounts payable and accrued
         liabilities                       9,854       5,959        (482)            -       15,331
       Deferred revenue                        -       3,507           -             -        3,507
       Other liabilities                  (4,659)    (22,055)      1,047             -      (25,667)
                                        --------    --------     -------     ---------     --------
        Net cash provided (used) by
         operating activities             (6,221)     17,141      (4,788)            -        6,132
                                        --------    --------     -------     ---------     --------
    CASH FLOWS FROM INVESTING
     ACTIVITIES:
      Purchases of property and
       equipment                          (7,007)    (13,167)       (657)            -      (20,831)
      Deposits on acquisitions
       and other                         (17,500)          -           -             -      (17,500)
      Acquisition of Country Sampler           -     (18,454)          -             -      (18,454)
                                        --------    --------     -------     ---------     --------
        Net cash used in investing
         activities                      (24,507)    (31,621)       (657)            -      (56,785)
                                        --------    --------     -------     ---------     --------
    CASH FLOWS FROM FINANCING
     ACTIVITIES:
      Payments on long-term debt         (48,500)          -           -             -      (48,500)
      Proceeds from long-term debt        90,500           -           -             -       90,500
      Intercompany transactions          (19,155)     13,850       5,305             -            -
      Proceeds from exercise of stock
       options                             5,597           -           -             -        5,597
                                        --------    --------     -------     ---------     --------
        Net cash provided by
         financing activities             28,442      13,850       5,305             -       47,597
                                        --------    --------     -------     ---------     --------
    DECREASE IN CASH AND
     CASH EQUIVALENTS                     (2,286)       (630)       (140)            -       (3,056)
    CASH AND CASH EQUIVALENTS:
     Beginning of period                   2,286       3,146         685             -        6,117
                                        --------    --------     -------     ---------     --------
     End of period                      $      -    $  2,516    $    545      $      -     $  3,061
                                        ========    ========    ========      ========     ========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                    For the Six Months Ended August 31, 1998
                        (Unaudited, dollars in thousands)

                                                                             ELIMINATIONS
                                          PARENT                 SUBSIDIARY      AND
                                          COMPANY   SUBSIDIARY     NON-      CONSOLIDATING
                                           ONLY     GUARANTORS   GUARANTOR      ENTRIES   CONSOLIDATED
                                       ---------------------------------------------------------------
    CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net income (loss)                 $   4,352    $  20,212    $  (4,434)   $ (15,778)   $   4,352
     Adjustments to reconcile net
      income (loss) to net cash
      provided (used) by operating
      activities -
       Extraordinary item                  1,597            -            -            -        1,597
       Depreciation and amortization         669        9,219        1,276            -       11,164
       Provision for bad debts                 -          153            -            -          153
       Provision for deferred income
        taxes                              2,017            -            -            -        2,017
       Gain on Sale of property and
        equipment                              -         (533)           -            -         (533)
       Non-cash compensation               1,629          407            -            -        2,036
       Equity in earnings of
        subsidiaries                     (17,653)           -            -       17,653            -
       Other                                   -            -         (811)      (1,875)      (2,686)
      Changes in assets and
       liabilities -
       Accounts receivable                   345      (16,791)         936            -      (15,510)
       Deferred barter costs                   -       (1,105)           -            -       (1,105)
       Prepaid expenses and other
        current assets                    (3,143)       4,585         (193)           -        1,249
       Other assets                         (289)       2,446          309            -        2,466
       Accounts payable and accrued
        liabilities                       (3,336)         871         (233)           -       (2,698)
       Deferred revenue                        -       (1,159)           -            -       (1,159)
       Other liabilities                   7,834        1,624          878            -       10,336
                                        --------     --------      -------    ---------     --------
        Net cash provided (used) by
         operating activities             (5,978)      19,929       (2,272)           -       11,679
                                        --------     --------      -------    ---------     --------
    CASH FLOWS FROM INVESTING
     ACTIVITIES:
      Purchases of property and
       equipment                         (13,217)      (2,818)        (468)           -      (16,503)
      Deposit on acquisition              (9,000)           -            -            -       (9,000)
      Acquisition of WQCD-FM                   -     (128,449)           -            -     (128,449)
      Acquisition of SF Broadcasting           -     (287,293)           -            -     (287,293)
      Other                                    -          607            -            -          607
                                        --------     --------      -------    ---------     --------
        Net cash used by investing
         activities                      (22,217)    (417,953)        (468)           -     (440,638)
                                        --------     --------      -------    ---------     --------

    CASH FLOWS FROM FINANCING
     ACTIVITIES:
      Payments on long-term debt        (396,525)           -            -            -     (396,525)
      Proceeds from long-term debt       655,652            -            -            -      655,652
      Purchase of interest rate cap
       agreements and other debt
       related costs                      (8,912)           -            -            -       (8,912)
      Proceeds from issuance of
       Class A common stock, net of
       transaction costs                 182,640            -            -            -      182,640
      Proceeds from exercise of
       stock options                       3,081            -            -            -        3,081
      Intercompany                      (401,564)     400,661          903            -            -
                                        --------     --------      -------    ---------     --------
        Net cash provided by
         financing activities             34,372      400,661          903            -      435,936
                                        --------     --------      -------    ---------     --------
    INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                      6,177        2,637       (1,837)           -        6,977
    CASH AND CASH EQUIVALENTS:
     Beginning of period                     623          243        4,919            -        5,785
                                        --------     --------      -------    ---------     --------
     End of period                     $   6,800    $   2,880    $   3,082    $       -    $  12,762
                                       =========    =========    =========    =========    =========

Note 8.   Subsequent Events

     In September 1999, the Company entered into employment agreements with two executives that extend through February 28, 2001. The agreements specify base salary and maximum annual cash bonuses as well as provide for stock and stock option grants based on certain criteria.


Note 9.   Reclassifications

     Certain reclassifications have been made to the August 31, 1998 and February 28, 1999 financial statements to be consistent with the August 31, 1999 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks may include decreased advertising expenditures, competitive nature of broadcasting, substantial leverage, Federal regulation and future capital cost of digital conversion, among others.


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

     BCF and PCF are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing a magazine, and general and administrative costs.

     The Company's results are subject to seasonal fluctuations. Therefore, results shown on a quarterly basis are not necessarily indicative of results for a full year.


RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO AUGUST 31, 1998

     Net revenues for the three months ended August 31, 1999 were $81.5 million compared to $57.9 million for the same period of the prior year, an increase of $23.6 million or 40.9%. Net revenues for the six months ended August 31, 1999 were $153.9 million compared to $102.5 million for the same period of the prior year, an increase of $51.4 million or 50.1%. The increase in net revenues for the three and six-month periods ended August 31, 1999 is primarily the result of the SF and Wabash Acquisitions (the "TV Acquisitions")($11.8 million and $25.4 million, respectively) and Country Sampler Acquisition ($3.6 million and $5.6 million, respectively). Excluding these transactions, net revenues for the three months ended August 31, 1999 would have increased $8.2 million or 15.7% and net revenues for the six months ended August 31, 1999 would have increased $20.4 million or 21.1%. This increase is principally due to the ability to realize higher advertising rates at certain broadcasting properties, resulting from higher ratings at certain broadcasting properties, as well as increases in general radio spending in the markets in which the Company operates.

     Operating expenses for the three months ended August 31, 1999 were $47.7 million compared to $33.1 million for the same period of the prior year, an increase of $14.6 million or 44.1%. Operating expenses for the six months ended August 31, 1999 were $93.1 million compared to $60.9 million for the same period of the prior year, an increase of $32.2 million or 53.0%. The increase in operating expenses for the three and six-month periods ended August 31, 1999 is primarily the result of the TV Acquisitions ($8.2 million and $17.5 million, respectively) and Country Sampler Acquisition ($3.5 million and $4.7 million, respectively). Excluding these transactions, operating expenses for the three months ended August 31, 1999 would have increased $2.9 million or 10.2% and operating expenses for the six months ended August 31, 1999 would have increased $10.0 million or 17.7%. This increase is principally due to higher advertising and promotional spending at certain of the Company's properties as well as an increase in sales related costs.

     Broadcast/publishing cash flow for the three months ended August 31, 1999 was $33.9 million compared to $24.8 million for the same period of the prior year, an increase of $9.1 million or 36.5%. Broadcast/publishing cash flow for the six months ended August 31, 1999 was $60.8 million compared to $41.6 million for the same period of the prior year, an increase of $19.2 million or 45.9%. The increase in broadcast/publishing cash flow for the three and six-month periods ended August 31, 1999 is primarily the result of the TV Acquisitions ($3.6 million and $8.0 million, respectively) and Country Sampler Acquisition ($.2 million and $.8 million, respectively). Excluding these transactions, broadcast/publishing cash flow for the three months ended August 31, 1999 would have increased $5.3 million or 22.7% and broadcast/publishing cash flow for the six months ended August 31, 1999 would have increased $10.4 million or 26.1%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

     International business development expenses for the three months ended August 31, 1999 and 1998 were $.4 million. International business development expenses for the six months ended August 31, 1999 were $.7 million compared to $.6 million for the same period of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

     Corporate expenses for the three months ended August 31, 1999 were $3.5 million compared to $2.0 million for the same period of the prior year, an increase of $1.5 million or 76.6%. Corporate expenses for the six months ended August 31, 1999 were $6.7 million compared to $3.9 million for the same period of the prior year, an increase of $2.8 million or 70.2%. These increases are due to an increase in the number of corporate employees in all departments as a result of the growth of the Company.

     EBITDA before certain adjustments is defined as broadcast/publishing cash flow less corporate and international business development expenses. EBITDA before certain adjustments for the three months ended August 31, 1999 was $30.0 million compared to $22.5 million for the same period of the prior year, an increase of $7.5 million or 33.5%. EBITDA before certain adjustments for the six months ended August 31, 1999 was $53.3 million compared to $37.1 million for the same period of the prior year, an increase of $16.2 million or 43.6%. This increase is principally due to an increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

     Depreciation and amortization expense for the three months ended August 31, 1999 was $10.3 million compared to $6.5 million for the same period of the prior year, an increase of $3.8 million or 58.9%.

Depreciation and amortization expense for the six months ended August 31, 1999 was $20.0 million compared to $9.9 million for the same period of the prior year, an increase of $10.1 million or 102.2%. The increase in depreciation and amortization expense for the three and six-month periods ended August 31, 1999 is primarily the result of the TV Acquisitions ($2.4 million and $5.1 million, respectively), WQCD Acquisition ($.5 million and $1.8 million, respectively) and Country Sampler Acquisition ($.6 million and $1.0 million, respectively).

     Non-cash compensation expense for the three months ended August 31, 1999 was $1.6 million compared to $1.1 million for the same period of the prior year, an increase of $.5 million or 52.5%. Non-cash compensation expense for the six months ended August 31, 1999 was $2.3 million compared to $2.0 million for the same period of the prior year, an increase of $.3 million or 12.6%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase was due primarily to shares granted to certain executives under employment agreements for which the fair market value of the shares at the date of grant was higher than the fair market value of shares granted under previous employment agreements.

     Interest expense for the three months ended August 31, 1999 was $13.9 million compared to $7.1 million for the same period of the prior year, an increase of $6.8 million or 95.7%. Interest expense for the six months ended August 31, 1999 was $27.2 million compared to $12.6 million for the same period of the prior year, an increase of $14.6 million or 115.1%. This increase reflects higher outstanding debt due to the WQCD, SF, Wabash and Country Sampler Acquisitions and an increase in interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided by operations and availability under the Company's credit facility. At August 31, 1999, the Company had cash and cash equivalents of $3.1 million and net working capital of $12.3 million. At August 31, 1999 the Company had up to $331.0 million available under its credit facility. The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at August 31, 1999, working capital and capital expenditure requirements. In addition, the Company also has access to public equity and debt markets.

     Effective June 3, 1999, the Company entered into a definitive agreement to purchase substantially all of the assets of television station WKCF in Orlando, Florida, for approximately $191.5 million in cash payable at closing, including an escrow deposit of $12.5 million made in June 1999. This acquisition will be accounted for as a purchase and will be financed through additional debt or equity securities, depending on market conditions and other factors. The FCC approved the acquisition on September 27, 1999. The Company expects to close on this acquisition in its fiscal quarter ending November 30, 1999.

     In June 1999, the Company entered into an agreement with a former executive of Sinclair Broadcasting Group, Inc. ("Sinclair") to purchase his right to acquire the assets of certain broadcast properties in St. Louis, Missouri (the "St. Louis Acquisition"). The right allows the Company to purchase, at fair market value, six radio stations (five FM and one AM) and one ABC-affiliated television station from Sinclair. The Company and Sinclair are currently in the process of determining the fair market value of the stations and the related terms of a definitive purchase agreement. The St. Louis Acquisition will be accounted for as a purchase and will be financed through additional debt or equity securities, depending on market conditions and other factors.

     The Company is in discussions regarding the potential acquisition of radio broadcast properties in Argentina in two separate transactions and is pursuing local minority-interest partners for these investments. The Company expects that these acquisitions will have an aggregate purchase price of approximately $25 million and will be financed through additional debt or equity securities, depending on market conditions and other factors.

     The Company plans to file registration statements for a concurrent public offering of the Company's Class A common stock and the issuance of Series A cumulative convertible preferred stock. The net proceeds from the concurrent offering are expected to be approximately $390 million based on current market valuations. The Company intends to utilize the proceeds to fund the acquisition of additional broadcast properties, acquisition related expenses and for general corporate purposes. The Company intends to file these registration statements during its fiscal quarter ended November 30, 1999.

     At August 31, 1999, five of the Company's six television stations were Fox affiliates. In July 1999, the Fox Network entered into an agreement with its affiliates which requires the affiliates to buy prime time spots from the network. The Company's agreement with the Fox Network commences on July 15, 1999 and terminates on June 30, 2002. As a result of this agreement, the Company expects its broadcast cash flow will decrease by approximately $.6 million annually.

     Included in the Company's capital expenditures budget for the year ended February 29, 2000 is approximately $16.3 million for the construction of new operating facilities at KHON-TV in Hawaii. Capital expenditures incurred for the six months ended August 31, 1999 were approximately $20.8 million, including $14.5 million at KHON-TV.

     As part of its business strategy, the Company continually evaluates potential acquisitions of radio and television stations as well as publishing properties. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.


YEAR 2000 COMPLIANCE

     Emmis has completed its assessment phase of year 2000 compliance for information technology, other equipment, including broadcast equipment, and embedded technology. Certain technology and equipment is represented by its vendors to be year 2000 compliant. Technology and equipment that is currently not represented as year 2000 compliant will be upgraded or replaced, and tested prior to October 31, 1999. The ability of third parties with whom the Company transacts business to adequately address their year 2000 compliance issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     Emmis has trained certain of its employees at each of its broadcast and publishing properties regarding year 2000 issues and compliance and have made them responsible for that property's year 2000 compliance. Emmis' information systems department is currently auditing the year 2000 compliance of each property. This audit includes:

     (1)  verifying that critical applications have been identified;

     (2)  testing of critical applications;

     (3)  ensuring that year 2000 compliance documentation exists;

     (4)  verifying that remediation is occurring as planned; and

     (5)  developing written contingency plans.

     Steps 1 through 4 of the audit have been performed at substantially all of the Company's broadcast and publishing properties. The audit should be complete by October 31, 1999.

     Emmis estimates that the cost of year 2000 remediation effort will be approximately $1.0 million, which will be funded from current operations. Emmis began tracking costs relating to year 2000 compliance in May 1999. As of August 31, 1999, these costs totaled $.5 million.

     If certain broadcast equipment and information technology is not year 2000 compliant prior to January 1, 2000, the station or magazine using that equipment and information technology might not be able to broadcast, publish or process transactions. If this were to occur, Emmis could implement temporary solutions or processes not involving the malfunctioning equipment. Contingency plans are being documented in the event Emmis must implement such temporary solutions. If Emmis implements temporary solutions and recognizes new issues, Emmis may adjust the focus of the Company's efforts and costs to address its year 2000 compliance.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of the Company held on June 29, 1999, the following matters received the following votes:

MATTER DESCRIPTION                     VOTES FOR     VOTES AGAINST          ABSTAINING
------------------                     ---------     -------------          ----------
Election of Directors:
         Jeffrey H. Smulyan            36,741,019                -               73,189
         Doyle L. Rose                 36,740,900                -               73,308
         Greg Nathanson                36,740,899                -               73,309
         Gary L. Kaseff                36,740,901                -               73,307
         Lawrence B. Sorrel            34,688,691                -            2,125,517
         Frank V. Sica                 36,699,501                -              114,707
         Richard A. Leventhal*         11,364,641                -               73,387
         Susan B. Bayh*                11,396,870                -               41,158
           * Class A Director

Approval of 1999
  Equity Incentive Plan                29,307,520        6,803,118                6,393

Approval of Appointment
  of Auditors                          36,812,723              824                  661


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The following exhibits are filed or incorporated by reference as a part of this report:

          3.1 Amended and Restated Articles of Incorporation of Emmis Communications Corporation (Edgar version only)

          3.2 Amended and Restated Bylaws of Emmis Communications Corporation (Edgar version only)

          10.1 Purchase Agreement dated June 3, 1999 by and between Press Communications Corporation and the Company (Edgar version only)

          10.2 Employment Agreement, effective March 1, 1999, between the Company and Doyle L. Rose (Edgar version only)

          10.3 Employment Agreement, effective March 1, 1999, between the Company and Richard F. Cummings (Edgar version only)

          15   Letter re: unaudited interim financial information

          27   Financial data schedule (Edgar version only)

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the three months ended August 31, 1999.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EMMIS COMMUNICATIONS CORPORATION





Date:  October 1, 1999                  By:  /s/ WALTER Z. BERGER
                                        Walter Z. Berger
                                            Executive Vice President
                                             (Authorized Corporate
                                             Officer), Chief Financial
                                             Officer and Treasurer