Form 10-Q
period 1999-11-30
EMMIS COMMUNICATIONS CORP
filed 2000-01-14
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended November 30, 1999 or

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

Yes     X        No
   ------------     ------------

     The number of shares outstanding of each of the Registrant's classes of common stock, as of January 10, 2000, was:

            20,487,853 Shares of Class A Common Stock, $.01 Par Value
             2,369,291 Shares of Class B Common Stock, $.01 Par Value

                                      INDEX

                                                                           PAGE

PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements..........................................4

           Condensed Consolidated Statements of
                Operations for the three and nine months
                ended November 30, 1998 and 1999............................4

           Condensed Consolidated Balance Sheets
                at February 28, 1999 and November 30, 1999..................6

           Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                November 30, 1998 and 1999..................................8

           Notes to Condensed Consolidated
                Financial Statements.......................................11

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations........................................28

     Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk....................................33

PART II  - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................33

     Item 2.  Changes in Securities and Use of Proceeds....................33

     Item 6.  Exhibits and Reports on Form 8-K.............................34

     Signatures............................................................35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

         We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of November 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




                                                  ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
December 20, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited, dollars in thousands, except per share data)

                                        Three Months              Nine Months
                                     Ended November 30,        Ended November 30,
                                     1998         1999         1998         1999
                                  ---------    ---------    ---------    ---------
GROSS REVENUES                    $  84,338    $ 106,502    $ 205,059    $ 286,656
LESS:  AGENCY COMMISSIONS            12,699       15,245       30,927       41,518
                                  ---------    ---------    ---------    ---------

NET REVENUES                         71,639       91,257      174,132      245,138
Operating expenses                   41,663       52,171      102,521      145,293
International business
  development expenses                  413          301          974        1,048
Corporate expenses                    2,453        3,533        6,379       10,217
Time brokerage fees                       -            -        2,220            -
Depreciation and amortization         8,683       12,017       18,595       32,062
Non-cash compensation                   342        2,306        2,378        4,599
                                  ---------    ---------    ---------    ---------

OPERATING INCOME                     18,085       20,929       41,065       51,919
                                  ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense                  (12,313)     (14,040)     (24,942)     (41,205)
  Minority interest                       -          207        1,875        1,732
  Other income (expense), net         1,190          830        2,313          537
                                  ---------    ---------    ---------    ---------

  Total other income (expense)      (11,123)     (13,003)     (20,754)     (38,936)
                                  ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM              6,962        7,926       20,311       12,983
PROVISION FOR INCOME TAXES            3,950        5,470       11,350        9,070
                                  ---------    ---------    ---------    ---------

NET INCOME BEFORE EXTRAORDINARY
  ITEM                                3,012        2,456        8,961        3,913
                                  ---------    ---------    ---------    ---------

EXTRAORDINARY LOSS, NET OF TAX
  BENEFIT                                 -            -        1,597            -
                                  ---------    ---------    ---------    ---------

NET INCOME                            3,012        2,456        7,364        3,913
                                  ---------    ---------    ---------    ---------

PREFERRED STOCK DIVIDENDS                 -          799            -          799
                                  ---------    ---------    ---------    ---------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS             $   3,012    $   1,657    $   7,364    $   3,114
                                  =========    =========    =========    =========

                                                Three Months              Nine Months
                                             Ended November 30,        Ended November 30,
                                             1998         1999         1998         1999
                                           --------    ---------    ---------    ---------
Basic net income per common share:
  Before extraordinary item                $    .19    $     .09    $     .63    $     .19
  Extraordinary item                       $      -    $       -    $    (.11)   $       -
                                           --------    ---------    ---------    ---------
    Net income                             $    .19    $     .09    $     .52    $     .19
                                           ========    =========    =========    =========

Diluted net income per common share:
  Before extraordinary item                $    .19    $     .09    $     .62    $     .18
  Extraordinary item                       $      -    $       -    $    (.11)   $       -
                                           --------    ---------    ---------    ---------
    Net income                             $    .19    $     .09    $     .51    $     .18
                                           ========    =========    =========    =========

  Weighted average common shares outstanding:

    Basic                                15,654,123   17,817,640   14,046,628   16,498,055
    Diluted                              15,965,611   18,537,292   14,447,764   17,059,463

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                              February 28,    November 30,
                                                                  1999           1999
                                                              -----------     ------------
                                                                (Note 1)      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $    6,117     $  244,974
  Accounts receivable, net                                         51,479         76,418
  Prepaid expenses and other                                       13,486         26,735
                                                               ----------     ----------

         Total current assets                                      71,082        348,127

  Property and equipment, net                                     106,060        127,932
  Intangible assets, net                                          802,307      1,051,950
  Other assets, net                                                35,382         58,362
                                                               ----------     ----------

                  Total assets                                 $1,014,831     $1,586,371
                                                               ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of other
         long-term debt                                        $      835     $      835
  Accounts payable                                                 15,635         20,939
  Accrued salaries and commissions                                  4,545          6,684
  Accrued interest                                                  6,223          6,276
  Deferred revenue                                                  7,238         14,855
  Current portion of TV program
         rights payable                                             9,471         10,259
  Income tax payable                                               12,057          6,243
  Other                                                            13,829          4,222
                                                               ----------     ----------

         Total current liabilities                                 69,833         70,313

CREDIT FACILITY AND SENIOR
         SUBORDINATED NOTES                                       577,000        550,000
TV PROGRAM RIGHTS PAYABLE, NET OF
         CURRENT PORTION                                           25,161         68,349
OTHER LONG-TERM DEBT, NET OF
         CURRENT PORTION                                           18,805         19,646
OTHER NONCURRENT LIABILITIES                                        3,466          5,390
DEFERRED INCOME TAXES                                              85,017         96,374
                                                               ----------     ----------

         Total liabilities                                        779,282        810,072
                                                               ----------     ----------

                                                              February 28,    November 30,
                                                                  1999           1999
                                                              -----------     ------------
                                                                (Note 1)      (Unaudited)


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Series A cumulative convertible
     preferred stock, $.01 par value;
     authorized 10,000,000 shares;
     issued and outstanding 0 shares at
     February 28, 1999 and 2,875,000
     shares at November 30, 1999                                        -             29
Class A common stock, $.01
     par value; authorized 34,000,000
     shares; issued and outstanding
     13,190,207 shares at
     February 28, 1999 and 20,454,696
     shares at November 30, 1999                                      132            205
Class B common stock, $.01
     par value; authorized 6,000,000
     shares; issued and outstanding
     2,582,265 shares at
     February 28, 1999 and 2,374,291
     shares at November 30, 1999                                       26             24
Additional paid-in capital                                        260,344        798,723
Accumulated deficit                                               (24,305)       (21,191)
Accumulated other comprehensive loss                                 (648)        (1,491)
                                                               ----------     ----------

        Total shareholders' equity                                235,549        776,299
                                                               ----------     ----------

                Total liabilities and
                    shareholders' equity                       $1,014,831     $1,586,371
                                                               ==========     ==========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, dollars in thousands)

                                                              Nine Months
                                                          Ended November 30,
                                                          1998           1999
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   7,364      $   3,913
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities -
         Extraordinary item                                1,597              -
         Depreciation and amortization                    21,516         38,372
         Provision for bad debts                           1,013          1,592
         Provision for deferred income taxes               4,247          5,529
         Non-cash compensation                             2,378          4,599
         Other                                            (3,030)          (862)
  Changes in assets and liabilities -
         Accounts receivable                             (25,450)       (24,350)
         Prepaid expenses and other current assets        (4,131)       (12,866)
         Other assets                                      3,836         (2,115)
         Accounts payable and accrued liabilities          7,222          6,407
         Deferred revenue                                   (991)         3,748
         Other liabilities                                14,141        (24,736)
                                                       ---------      ---------

         Net cash provided by (used in)
          operating activities                            29,712           (769)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (26,224)       (25,077)
  Proceeds from sale of
     property and equipment                                  607              -
  Acquisition of WQCD-FM                                (128,449)             -
  Acquisition of SF Broadcasting                        (287,293)             -
  Acquisition of Wabash Valley Broadcasting              (88,905)             -
  Acquisition of Country Sampler                               -        (18,954)
  Acquisition of WKCF-TV                                       -       (197,105)
  Acquisition of Votionis, S.A                                 -        (12,800)
  Deposits on acquisitions and other                           -        (11,500)
                                                       ---------      ---------


         Net cash used in investing activities          (530,264)      (265,436)
                                                       ---------      ---------

                                                              Nine Months
                                                          Ended November 30,
                                                          1998           1999
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                            (410,157)      (156,668)
  Proceeds from long-term debt                           733,500        129,668
  Proceeds from issuance of Class A
    common stock, net of transaction costs               182,640        238,328
  Proceeds from issuance of Series A
    cumulative convertible preferred stock,
    net of transaction costs                                   -        138,454
  Proceeds from sale of Class A common stock
    to Liberty Media Group, net of
    transaction costs                                          -        145,287
  Purchase of interest rate cap agreements
    and other debt related costs                          (8,912)             -
  Proceeds from exercise of stock options                  3,016          9,993
                                                       ---------      ---------

    Net cash provided by financing activities            500,087        505,062
                                                       ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (465)       238,857
CASH AND CASH EQUIVALENTS:
  Beginning of period                                      5,785          6,117
                                                       ---------      ---------

  End of period                                        $   5,320      $ 244,974
                                                       =========      =========


SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                           $  15,301      $  37,227
    Income taxes                                           1,460          9,270

  Non cash transactions-
    Preferred stock dividends                                         $     799

ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                        $ 203,813
  Cash paid                                              128,449
                                                       ---------
  Liabilities recorded                                 $  75,364
                                                       =========

ACQUISITION OF SF BROADCASTING:
  Fair value of asset acquired                         $ 338,790
  Cash paid                                              287,293
  Note payable                                            25,000
                                                       ---------
  Liabilities recorded                                 $  26,497
                                                       =========

ACQUISITION OF WABASH VALLEY BROADCASTING:
  Fair value of assets acquired                        $ 101,055
  Cash paid                                               88,905
                                                       ---------
  Liabilities recorded                                 $  12,150
                                                       =========

                                                              Nine Months
                                                          Ended November 30,
                                                          1998           1999
                                                       ---------      ---------

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                       $  25,608
  Cash paid                                                              18,954
                                                                      ---------
  Liabilities recorded                                                $   6,654
                                                                      =========

ACQUISITION OF WKCF-TV:
  Fair value of assets acquired                                       $ 246,445
  Cash paid                                                             197,105
                                                                      ---------
  Liabilities recorded                                                $  49,340
                                                                      =========

ACQUISITION OF Votionis, S.A:
  Fair value of assets acquired                                       $  14,600
  Cash paid                                                              12,800
                                                                      ---------
  Liabilities recorded                                                $   1,800
                                                                      =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 1999

                                   (Unaudited)

Note 1.  General


         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and its subsidiaries (collectively, "Emmis" or the "Company"). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 1999. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited or the remainder of the fiscal year.

         In the opinion of the registrant, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at November 30, 1999 and the results of its operations for the three and nine months ended November 30, 1998 and 1999 and its cash flows for the nine months ended November 30, 1998 and 1999.

         The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.


Note 2.  Significant Events


Liberty Media Investment:

         In connection with the Concurrent Equity Offerings (defined below) Emmis entered into a stock purchase agreement with Liberty Media Corporation (Liberty) and sold 2.7 million shares of the Company's Class A common stock to Liberty for $148.5 million ($145.3 million net of transaction costs) on November 18, 1999. The stock purchase agreement does not permit Liberty to sell the shares for a period of twelve months and Liberty has the right (if certain conditions are met) to acquire additional shares of the Company to maintain its ownership percentage in the Company in the event the Company issues new securities in the future. The agreement with Liberty includes a financial commitment from Emmis of up to $50 million if certain future radio joint ventures were to occur.

BuyItNow.com L.L.C.:

         On November 16, 1999 Emmis purchased one million shares of BuyItNow.com L.L.C. for $5 million in cash, which represented an investment of 2.49%. This investment will be accounted for using the cost method of accounting and is reflected in other assets in the accompanying condensed consolidated balance sheets. In a separate transaction, BuyitNow.com L.L.C. agreed to a cash purchase of $2.5 million of advertisements from Emmis through February 2001.

Votionis Acquisition:

         On November 9, 1999, the Company completed its acquisition of 75% of the outstanding common stock of Votionis, S.A. ("Votionis") for $12.8 million in cash plus assumed liabilities of $1.8 million. Additional consideration of up to $2.2 million will be paid if certain conditions are met. Votionis consists of one FM and one AM radio station located in Buenos Aires, Argentina (the "Votionis Acquisition"). The acquisition was accounted for as a purchase and was financed with proceeds from the Concurrent Equity Offerings. The $14.6 million purchase price was allocated to property and equipment and broadcast licenses based on a preliminary estimate. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheets and this broadcast license is being amortized over 23 years.

Concurrent Equity Offerings:

         On October 29, 1999, the Company completed the sale of 3.992 million shares of its Class A Common Stock at $62.50 per share and 2.875 million shares of 6.25% Series A Cumulative Convertible Preferred Stock at $50 per share (the "Concurrent Equity Offerings"). The net proceeds of $376.8 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, and the Votionis Acquisition, to repay certain outstanding obligations under the Company's credit facility (the "Credit Facility") and to temporarily invest in cash equivalents.

         The 6.25% Series A cumulative convertible preferred stock has a liquidation preference of $50 per share and a par value of $.01 per share. Each preferred share is convertible at the option of the holder into 0.64 shares of Class A Common Stock, subject to certain events. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share.

         The Company may not redeem the preferred stock prior to April 15, 2001. From April 15, 2001 to October 15, 2002, the Company may redeem the preferred stock at a redemption premium equal to 104.911% of the stated liquidation preference of $50 per share (plus accumulated and unpaid dividends, if any) if certain conditions are met. Beginning on October 15, 2002, the Company may redeem in cash the preferred stock, during the twelve-month periods commencing on October 15 of the years indicated below, at the following redemption premiums (which are expressed as a percentage of the stated liquidation preference of $50 per share), plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date:

                 YEAR                                  AMOUNT
                 ----                                  ------
                 2002                                 103.571%
                 2003                                 102.679%
                 2004                                 101.786%
                 2005                                 100.893%
                 2006 and thereafter                  100.000%

         The Company cannot redeem any shares of the preferred stock if any dividends on the preferred stock are in arrears.

WKCF-TV:  Orlando, FL

         On October 29, 1999, the Company completed its acquisition of substantially all of the assets of television station WKCF in Orlando, Florida ( the "WKCF Acquisition") from Press Communications, L.L.C. for approximately $197.1 million. The purchase price included the purchase of land and a building for $2.2 million. The Company financed the acquisition through a $12.5 million advance payment and proceeds from the Concurrent Equity Offerings. In connection with the acquisition, the Company recorded $49.3 million in contract liabilities. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheet and are being amortized over 40 years. Television program rights are included in prepaid expenses and other and in other assets in the accompanying condensed consolidated balance sheets.

         WKCF is an affiliate of the WB Television Network. As part of this transaction, the Company has entered into an agreement with the WB Television Network which, among other things, extends the existing network affiliation agreement through December 2009.

St. Louis Acquisition:

         In June 1999, the Company entered into an agreement with a former executive of Sinclair Broadcasting Group, Inc. ("Sinclair") to purchase the executive's right to acquire the assets of certain broadcast properties in St. Louis, Missouri under an option agreement (the "St. Louis Acquisition"). The right was exercised and allows the Company to purchase, at fair market value, six radio stations (five FM and one AM) and one ABC-affiliated television station from Sinclair.

         In November 1999, through completion of an appraisal process, the purchase price of the St. Louis Acquisition was determined to be $366.5 million. The Company and Sinclair are currently in the process of determining other material terms of the acquisition in accordance with the option agreement. In addition, the acquisition will be subject to approval by both the Federal Communications Commission and the

Department of Justice. The St. Louis Acquisition will be accounted for as a purchase and will be financed through available cash, additional debt or equity securities, depending on market conditions and other factors.

         Under FCC regulations, Emmis can own no more than five FM and three AM stations in the St. Louis market. Since Emmis already owns three FM stations in the St. Louis market, concurrent with the consummation of the St. Louis Acquisition, Emmis will have to divest three FM stations. Management intends to divest the stations in the St. Louis market with the three weakest transmitting signals.

Country Sampler Acquisition

         On April 1, 1999, the Company completed its acquisition of substantially all of the assets of Country Sampler, Inc.( the "Country Sampler Acquisition") for approximately $21.0 million plus assumed liabilities of approximately $4.7 million. The purchase price was payable $18.5 million in cash at closing, which was financed through additional borrowings under the Credit Facility, $2.0 million payable under a contract with the principal shareholder through April 2003, and $.5 million paid in October 1999. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of identifiable assets was $17.7 million, which is included in intangible assets in the accompanying condensed consolidated balance sheets and is being amortized over 15 years.

Other:

         On July 17, 1999, in accordance with the Company's Credit Facility, total borrowing capacity under the Credit Facility decreased $100.0 million to $650.0 million.

         The Company enters into employment agreements with certain officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. At November 30, 1999, 775,000 options to purchase stock have been granted in connection with current employment agreements. Additionally, 80,200 shares and options to purchase up to 83,750 shares of the Company's Class A common stock may be granted over the next two years. The Company finalized negotiations on several new employment contracts with key executives, including the Chief Executive Officer, during the nine months ended November 30, 1999.

Note 3.  Pro Forma Acquisitions


         Unaudited pro forma summary information is presented below for the three and nine months ended November 30, 1998 and 1999, assuming the June 1998 WQCD Acquisition, the July 1998 SF Acquisition, the October 1998 Wabash Acquisition, the April 1999 Country Sampler Acquisition, the October 1999 WKCF-TV Acquisition, the November 1999 Votionis Acquisition and the use of proceeds from the June 1998 Equity Offering, the July 1998 Credit Facility, the February 1999 Senior Subordinated Notes Offering, the October 1999 Concurrent Equity Offerings and the November

1999 Liberty Investment all had occurred on the first day of the pro forma periods presented below.

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

                                    Three Months                   Nine Months
                                 Ended November 30,             Ended November 30,
                                     (Pro Forma)                   (Pro Forma)
                            ---------------------------     ---------------------------
                                   (Dollars in thousands, except per share data)
                                1998            1999            1998            1999
                            -----------     -----------     -----------     -----------
Net revenues                $    86,890     $    98,837     $   242,078     $   274,901
                            ===========     ===========     ===========     ===========

Broadcast/publishing
  cash flow                 $    35,116     $    42,446     $    92,918     $   114,374
                            ===========     ===========     ===========     ===========


Net Income                  $     7,275     $     7,612     $    14,618     $    19,145
                            ===========     ===========     ===========     ===========

Net income available to
  common shareholders       $     5,029     $     5,366     $     7,880     $    12,407
                            ===========     ===========     ===========     ===========

Basic net income per
  common share              $       .23     $       .24     $       .35     $       .55
                            ===========     ===========     ===========     ===========

Diluted net income per
  common share              $       .22     $       .23     $       .35     $       .54
                            ===========     ===========     ===========     ===========

Weighted average shares outstanding:

  Basic                      22,346,123      22,749,816      22,327,719      22,607,713
  Diluted                    22,657,611      23,469,468      22,728,855      23,169,121


Note 4.  Basic and Diluted Net Income Per Share


         Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 1998 consisted solely of stock options. Potentially dilutive securities at November 30, 1999 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock is not included in the calculation of diluted net income per common share for the three and nine months ended November 30, 1999 as the effect of their conversion to common stock would be antidilutive. Thus, for the three and nine months ended November 30, 1998 and 1999, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock amounted to approximately 0.6 million and 0.2 million for the three and nine months ended November 30, 1999, respectively.


Note 5.  Comprehensive Income


         Comprehensive income was comprised of the following for the three and nine months ended November 30, 1998 and 1999 (dollars in thousands):

                               Three Months             Nine Months
                            Ended November 30,       Ended November 30,
                           --------------------     --------------------
                             1998         1999        1998         1999
                           -------      -------     -------      -------

Net income                 $ 3,012      $ 2,456     $ 7,364      $ 3,913
Translation adjustment          (7)          13        (653)        (843)
                           -------      -------     -------      -------
Total comprehensive
  income                   $ 3,005      $ 2,469     $ 6,711      $ 3,070
                           =======      =======     =======      =======


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

         The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three and nine months ended November 30, 1999 were $2.0 million and $5.2 million, respectively. Revenues of this radio station during the three and nine months ended November 30, 1998 were $0.9 million and $1.6 million, respectively. This station's total assets as of November 30, 1998 and 1999 were $21.6 million and $17.3 million, respectively. The operations of the radio stations in Argentina acquired on November 1, 1999 were not material for the three and nine months ended November 30, 1999.

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

         The accounting policies as described in the summary of significant accounting policies included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 1999, are applied consistently across segments.


   THREE MONTHS ENDED                                                    CORPORATE
   NOVEMBER 30, 1999           RADIO       TELEVISION     PUBLISHING     AND OTHER      CONSOLIDATED
----------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Net revenues                $   51,747     $   23,124     $   15,921     $      465      $   91,257
Operating expenses              26,059         13,143         12,660            309          52,171
                            ----------     ----------     ----------     ----------      ----------
Broadcast/publishing
  cash flow                     25,688          9,981          3,261            156          39,086
International business
  development expenses               -              -              -            301             301
Corporate expenses                   -              -              -          3,533           3,533
Depreciation and
  amortization                   4,808          4,492          1,864            853          12,017
Non-cash compensation                -              -              -          2,306           2,306
                            ----------     ----------     ----------     ----------      ----------
Operating income (loss)     $   20,880     $    5,489     $    1,397     $   (6,837)     $   20,929
                            ==========     ==========     ==========     ==========      ==========
Total assets                $  483,705     $  710,539     $   68,230     $  323,897      $1,586,371
                            ==========     ==========     ==========     ==========      ==========

   NINE MONTHS ENDED                                                     CORPORATE
   NOVEMBER 30, 1999           RADIO       TELEVISION     PUBLISHING     AND OTHER      CONSOLIDATED
----------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Net revenues                $  144,489     $   58,170     $   41,131     $    1,348      $  245,138
Operating expenses              72,825         36,880         34,633            955         145,293
                            ----------     ----------     ----------     ----------      ----------
Broadcast/publishing
  cash flow                     71,664         21,290          6,498            393          99,845
International business
  development expenses               -              -              -          1,048           1,048
Corporate expenses                   -              -              -         10,217          10,217
Depreciation and
  amortization                  12,937         11,477          5,127          2,521          32,062
Non-cash compensation                -              -              -          4,599           4,599
                            ----------     ----------     ----------     ----------      ----------
Operating income (loss)     $   58,727     $    9,813     $    1,371     $  (17,992)     $   51,919
                            ==========     ==========     ==========     ==========      ==========
Total assets                $  483,705     $  710,539     $   68,230     $  323,897      $1,586,371
                            ==========     ==========     ==========     ==========      ==========


   THREE MONTHS ENDED                                                    CORPORATE
   NOVEMBER 30, 1998           RADIO       TELEVISION     PUBLISHING     AND OTHER      CONSOLIDATED
----------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Net revenues                $   43,049     $   18,475     $    9,728     $      387      $   71,639
Operating expenses              22,688         10,783          7,990            202          41,663
                            ----------     ----------     ----------     ----------      ----------
Broadcast/publishing
  cash flow                     20,361          7,692          1,738            185          29,976
International business
  development expenses               -              -              -            413             413
Corporate expenses                   -              -              -          2,453           2,453
Depreciation and
  amortization                   4,068          2,959          1,138            518           8,683
Non-cash compensation                -              -              -            342             342
                            ----------     ----------     ----------     ----------      ----------
Operating income (loss)     $   16,293     $    4,733     $      600     $   (3,541)     $   18,085
                            ==========     ==========     ==========     ==========      ==========
Total assets                $  458,227     $  442,374     $   43,689     $   65,548      $1,009,838
                            ==========     ==========     ==========     ==========      ==========


   NINE MONTHS ENDED                                                     CORPORATE
   NOVEMBER 30, 1998           RADIO       TELEVISION     PUBLISHING     AND OTHER      CONSOLIDATED
----------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Net revenues                $  120,806     $   24,271     $   27,986     $    1,069      $  174,132
Operating expenses              63,563         14,629         23,688            641         102,521
                            ----------     ----------     ----------     ----------      ----------
Broadcast/publishing
   cash flow                    57,243          9,642          4,298            428          71,611
International business
   development expenses              -              -              -            974             974
Corporate expenses                   -              -              -          6,379           6,379
Time brokerage fee               2,220              -              -              -           2,220
Depreciation and
   amortization                 10,023          4,291          3,698            583          18,595
Non-cash compensation                -              -              -          2,378           2,378
                            ----------     ----------     ----------     ----------      ----------
Operating income (loss)     $   45,000     $    5,351     $      600     $   (9,886)     $   41,065
                            ==========     ==========     ==========     ==========      ==========
Total assets                $  458,227     $  442,374     $   43,689     $   65,548      $1,009,838
                            ==========     ==========     ==========     ==========      ==========

Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors


         Emmis conducts a significant portion of its business through subsidiaries. The Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 28, 1999, subsidiaries holding Emmis' interest in its radio station in Hungary did not guarantee the Senior Subordinated Notes. As of November 30, 1999, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the Senior Subordinated Notes (the "Subsidiary Non-Guarantors"). The claims of creditors of Emmis subsidiaries have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

         Presented below is condensed consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 1999 and November 30, 1999 and for the three and nine months ended November 30, 1998 and 1999.

         Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of November 30, 1999
                        (Unaudited, dollars in thousands)

                                                                                   ELIMINATIONS
                                    PARENT                          SUBSIDIARY         AND
                                    COMPANY        SUBSIDIARY          NON-        CONSOLIDATING
                                     ONLY          GUARANTORS       GUARANTORS        ENTRIES       CONSOLIDATED
                                  ------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents        $   229,908      $    14,356     $       710      $         -      $   244,974
 Accounts receivable, net                   -           74,936           1,482                -           76,418
 Prepaid expenses and other             2,622           23,845             268                -           26,735
                                  -----------      -----------     -----------      -----------      -----------
   Total current assets               232,530          113,137           2,460                -          348,127

Property and equipment, net            38,688           84,406           4,838                -          127,932
Intangible assets, net                    734        1,027,220          23,996                -        1,051,950
Investment in affiliates            1,133,825                -               -       (1,133,825)               -
Other assets, net                      40,738           21,510             629           (4,515)          58,362
                                  -----------      -----------     -----------      -----------      -----------
   Total assets                   $ 1,446,515      $ 1,246,273     $    31,923      $(1,138,340)     $ 1,586,371
                                  ===========      ===========     ===========      ===========      ===========

CURRENT LIABILITIES:
 Current portion of other
  long-term debt                  $        34      $        17     $     2,237      $    (1,453)     $       835
 Accounts payable                       8,627           10,454           1,858                -           20,939
 Accrued salaries and
  commissions                             299            6,385               -                -            6,684
 Accrued interest                       6,192               84               -                -            6,276
 Deferred revenue                           -           14,855               -                -           14,855
 Current portion of TV
  program rights payable                    -           10,259               -                -           10,259
 Income taxes payable                   5,981              262               -                -            6,243
 Other                                  1,177            3,045               -                -            4,222
                                  -----------      -----------     -----------      -----------      -----------
   Total current liabilities           22,310           45,361           4,095           (1,453)          70,313

CREDIT FACILITY AND SENIOR
 SUBORDINATED NOTES                   550,000                -               -                -          550,000
TV PROGRAM RIGHTS PAYABLE,
 NET OF CURRENT PORTION                     -           68,349               -                -           68,349
OTHER LONG-TERM DEBT, NET OF
 CURRENT PORTION                           41              727          21,940           (3,062)          19,646
OTHER NONCURRENT LIABILITIES                -            5,390               -                -            5,390
DEFERRED INCOME TAXES                  96,374                -               -                -           96,374
                                  -----------      -----------     -----------      -----------      -----------
   Total liabilities                  668,725          119,827          26,035           (4,515)         810,072
                                  -----------      -----------     -----------      -----------      -----------

Shareholders' Equity
 6.25% Series A cumulative
  convertible preferred stock              29                -               -                -               29
 Class A common stock                     205                -               -                -              205
 Class B common stock                      24                -               -                -               24
 Additional paid-in capital           798,723                -           4,393           (4,393)         798,723
 Subsidiary investment                      -          861,785          13,253         (875,038)               -
 Retained earnings /
  (accumulated deficit)               (21,191)         264,661         (10,267)        (254,394)         (21,191)
Accumulated other
 comprehensive loss                         -                -          (1,491)               -           (1,491)
                                  -----------      -----------     -----------      -----------      -----------
  Total shareholders' equity          777,790        1,126,446           5,888       (1,133,825)         776,299
                                  -----------      -----------     -----------      -----------      -----------
  Total liabilities and
   shareholders' equity           $ 1,446,515      $ 1,246,273     $    31,923      $(1,138,340)     $ 1,586,371
                                  ===========      ===========     ===========      ===========      ===========

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 28, 1999
                         (Note 1, dollars in thousands)

                                                                                     ELIMINATIONS
                                     PARENT                          SUBSIDIARY          AND
                                     COMPANY        SUBSIDIARY          NON-         CONSOLIDATING
                                      ONLY          GUARANTORS       GUARANTORS         ENTRIES       CONSOLIDATED
                                   -------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents         $     2,286      $     3,146      $       685      $         -      $     6,117
 Accounts receivable, net                    -           50,436            1,043                -           51,479
 Prepaid expenses and other              5,720            7,694               72                -           13,486
                                   -----------      -----------      -----------      -----------      -----------
   Total current assets                  8,006           61,276            1,800                -           71,082

Property and equipment, net             33,769           71,342              949                -          106,060
Intangible assets, net                     151          785,219           16,937                -          802,307
Investment in affiliates               856,701                -                -         (856,701)               -
Other assets, net                       31,866            7,648              702           (4,834)          35,382
                                   -----------      -----------      -----------      -----------      -----------
   Total assets                    $   930,493      $   925,485      $    20,388      $  (861,535)     $ 1,014,831
                                   ===========      ===========      ===========      ===========      ===========

CURRENT LIABILITIES:
 Current portion of other
  long-term debt                   $        34      $        16      $     2,239      $    (1,454)     $       835
 Accounts payable                        7,527            7,739              369                -           15,635
 Accrued salaries and
  commissions                            1,262            2,719              564                -            4,545
 Accrued interest                        6,222                1                -                -            6,223
 Deferred revenue                            -            7,238                -                -            7,238
 Current portion of TV program
  rights payable                             -            9,471                -                -            9,471
 Income taxes payable                   11,790              267                -                -           12,057
 Other                                     146           13,683                -                -           13,829
                                   -----------      -----------      -----------      -----------      -----------
   Total current liabilities            26,981           41,134            3,172           (1,454)          69,833

CREDIT FACILITY AND SENIOR
 SUBORDINATED NOTES                    577,000                -                -                -          577,000
TV PROGRAM RIGHTS PAYABLE, NET
 OF CURRENT PORTION                          -           25,161                -                -           25,161
OTHER LONG-TERM DEBT, NET OF
 CURRENT PORTION                         2,543              (45)          19,687           (3,380)          18,805
OTHER NONCURRENT LIABILITIES                (4)           3,470                -                -            3,466
DEFERRED INCOME TAXES                   87,776           (2,759)               -                -           85,017
                                   -----------      -----------      -----------      -----------      -----------
   Total liabilities                   694,296           66,961           22,859           (4,834)         779,282
                                   -----------      -----------      -----------      -----------      -----------

Shareholders' Equity
 Class A common stock                      132                -                -                -              132
 Class B common stock                       26                -                -                -               26
 Additional paid-in capital            260,344                -            4,297           (4,297)         260,344
 Subsidiary investment                       -          637,223                -         (637,223)               -
 Retained earnings /
  (accumulated deficit)                (24,305)         221,301           (6,120)        (215,181)         (24,305)
Accumulated other
 comprehensive loss                          -                -             (648)               -             (648)
                                   -----------      -----------      -----------      -----------      -----------
  Total shareholders' equity           236,197          858,524           (2,471)        (856,701)         235,549
                                   -----------      -----------      -----------      -----------      -----------
  Total liabilities and
  shareholders' equity             $   930,493      $   925,485      $    20,388      $  (861,535)     $ 1,014,831
                                   ===========      ===========      ===========      ===========      ===========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended November 30, 1999
                        (Unaudited, dollars in thousands)

                                                                                          ELIMINATIONS
                                          PARENT                          SUBSIDIARY          AND
                                         COMPANY         SUBSIDIARY          NON-         CONSOLIDATING
                                           ONLY          GUARANTORS       GUARANTORS         ENTRIES       CONSOLIDATED
                                         ------------------------------------------------------------------------------
NET REVENUES                             $    465         $ 88,798         $  1,994         $      -         $ 91,257
Operating expenses                            309           50,404            1,458                -           52,171
International business                          -              301                -                -              301
 development expenses
Corporate expenses                          3,533                -                -                -            3,533
Depreciation and amortization                 853           10,436              728                -           12,017
Non-cash compensation                       1,729              577                -                -            2,306
                                         --------         --------         --------         --------         --------
OPERATING INCOME                           (5,959)          27,080             (192)               -           20,929
                                         --------         --------         --------         --------         --------
OTHER INCOME (EXPENSE):
 Interest expense                         (13,020)            (348)            (864)             192          (14,040)
 Other income (expense), net                1,377             (389)              34               15            1,037
                                         --------         --------         --------         --------         --------
Total other income (expense)              (11,643)            (737)            (830)             207          (13,003)
                                         --------         --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES         (17,602)          26,343           (1,022)             207            7,926

PROVISION (BENEFIT) FOR INCOME
 TAXES                                     (4,277)           9,747                -                -            5,470
                                         --------         --------         --------         --------         --------
                                          (13,325)          16,596           (1,022)             207            2,456
EQUITY IN EARNINGS (LOSS) OF
 SUBSIDIARIES                              15,781                -                -          (15,781)               -
                                         --------         --------         --------         --------         --------
NET INCOME (LOSS)                           2,456           16,596           (1,022)         (15,574)           2,456
PREFERRED STOCK DIVIDENDS                     799                -                -                -              799
                                         --------         --------         --------         --------         --------
NET INCOME (LOSS) AVAILABLE TO
 COMMON SHAREHOLDERS                     $  1,657         $ 16,596         $ (1,022)        $(15,574)        $  1,657
                                         ========         ========         ========         ========         ========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                   For the Nine Months Ended November 30, 1999
                        (Unaudited, dollars in thousands)

                                                                                             ELIMINATIONS
                                           PARENT                           SUBSIDIARY           AND
                                          COMPANY         SUBSIDIARY           NON-          CONSOLIDATING
                                            ONLY          GUARANTORS        GUARANTORS          ENTRIES       CONSOLIDATED
                                         ---------------------------------------------------------------------------------
NET REVENUES                             $   1,348         $ 238,622         $   5,168         $       -         $ 245,138
Operating expenses                             955           140,187             4,151                 -           145,293
International business                           -             1,048                 -                 -             1,048
 development expenses
Corporate expenses                          10,217                 -                 -                 -            10,217
Depreciation and amortization                2,521            27,363             2,178                 -            32,062
Non-cash compensation                        3,449             1,150                 -                 -             4,599
                                         ---------         ---------         ---------         ---------         ---------
OPERATING INCOME                           (15,794)           68,874            (1,161)                -            51,919
                                         ---------         ---------         ---------         ---------         ---------
OTHER INCOME (EXPENSE):
 Interest expense                          (39,027)              (83)           (2,670)              575           (41,205)
 Other income (expense), net                 1,393                35              (316)            1,157             2,269
                                         ---------         ---------         ---------         ---------         ---------
Total other income (expense)               (37,634)              (48)           (2,986)            1,732           (38,936)
                                         ---------         ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES          (53,428)           68,826            (4,147)            1,732            12,983

PROVISION (BENEFIT) FOR INCOME
 TAXES                                     (16,396)           25,466                 -                 -             9,070
                                         ---------         ---------         ---------         ---------         ---------
                                           (37,032)           43,360            (4,147)            1,732             3,913
EQUITY IN EARNINGS (LOSS) OF
 SUBSIDIARIES                               40,945                 -                 -           (40,945)                -
                                         ---------         ---------         ---------         ---------         ---------
NET INCOME (LOSS)                            3,913            43,360            (4,147)          (39,213)            3,913
PREFERRED STOCK DIVIDENDS                      799                 -                 -                 -               799
                                         ---------         ---------         ---------         ---------         ---------
NET INCOME (LOSS) AVAILABLE TO
 COMMON SHAREHOLDERS                     $   3,114         $  43,360         $  (4,147)        $ (39,213)        $   3,114
                                         =========         =========         =========         =========         =========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended November 30, 1998
                        (Unaudited, dollars in thousands)

                                                                                         ELIMINATIONS
                                          PARENT                          SUBSIDIARY         AND
                                         COMPANY         SUBSIDIARY          NON-        CONSOLIDATING
                                           ONLY          GUARANTORS       GUARANTORS        ENTRIES       CONSOLIDATED
                                         ------------------------------------------------------------------------------
NET REVENUES                             $    387         $ 70,349         $    903         $      -         $ 71,639
Operating expenses                            202           40,477              984                -           41,663
International business
 development expenses                           -              413                -                -              413
Corporate expenses                          2,453                -                -                -            2,453
Time brokerage fees                             -                -                -                -                -
Depreciation and amortization                  52            7,863              768                -            8,683
Non-cash compensation                         273               69                -                -              342
                                         --------         --------         --------         --------         --------
OPERATING INCOME                           (2,593)          21,527             (849)               -           18,085
                                         --------         --------         --------         --------         --------
OTHER INCOME (EXPENSE):
 Interest expense                         (12,290)             (40)            (563)             580          (12,313)
 Other income (expense), net               19,005          (17,543)             308             (580)           1,190
                                         --------         --------         --------         --------         --------
Total other income (expense)                6,715          (17,583)            (255)               -          (11,123)
                                         --------         --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES           4,122            3,944           (1,104)               -            6,962

PROVISION (BENEFIT) FOR INCOME
 TAXES                                      2,491            1,459                -                -            3,950
                                         --------         --------         --------         --------         --------
                                            1,631            2,485           (1,104)               -            3,012
EQUITY IN EARNINGS (LOSS) OF
 SUBSIDIARIES                               1,381                -                -           (1,381)               -
                                         --------         --------         --------         --------         --------

NET INCOME (LOSS)                        $  3,012         $  2,485         $ (1,104)        $ (1,381)        $  3,012
                                         ========         ========         ========         ========         ========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                   For the Nine Months Ended November 30, 1998
                        (Unaudited, dollars in thousands)

                                                                                             ELIMINATIONS
                                           PARENT                           SUBSIDIARY           AND
                                          COMPANY         SUBSIDIARY           NON-          CONSOLIDATING
                                            ONLY          GUARANTORS        GUARANTORS          ENTRIES       CONSOLIDATED
                                         ---------------------------------------------------------------------------------
NET REVENUES                             $   1,069         $ 171,484         $   1,579         $       -         $ 174,132
Operating expenses                             641            99,029             2,851                 -           102,521
International business                           -               974                 -                 -               974
 development expenses
Corporate expenses                           6,379                 -                 -                 -             6,379
Time brokerage fees                              -             2,220                 -                 -             2,220
Depreciation and amortization                  117            16,434             2,044                 -            18,595
Non-cash compensation                        1,902               476                 -                 -             2,378
                                         ---------         ---------         ---------         ---------         ---------
OPERATING INCOME                            (7,970)           52,351            (3,316)                -            41,065
                                         ---------         ---------         ---------         ---------         ---------
OTHER INCOME (EXPENSE):
 Interest expense                          (23,560)              (46)           (2,476)            1,140           (24,942)
 Other income (expense), net                19,478           (16,279)              254               735             4,188
                                         ---------         ---------         ---------         ---------         ---------
Total other income (expense)                (4,082)          (16,325)           (2,222)            1,875           (20,754)
                                         ---------         ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                    (12,052)           36,026            (5,538)            1,875            20,311

PROVISION (BENEFIT) FOR INCOME
 TAXES                                      (1,980)           13,330                 -                 -            11,350
                                         ---------         ---------         ---------         ---------         ---------

NET INCOME BEFORE EXTRAORDINARY
 ITEM                                      (10,072)           22,696            (5,538)            1,875             8,961
                                         ---------         ---------         ---------         ---------         ---------

EXTRAORDINARY LOSS, NET OF TAX
 BENEFIT                                    (1,597)                -                 -                 -            (1,597)

EQUITY IN EARNINGS (LOSS) OF
 SUBSIDIARIES                               19,033                 -                 -           (19,033)                -
                                         ---------         ---------         ---------         ---------         ---------

NET INCOME (LOSS)                        $   7,364         $  22,696         $  (5,538)        $ (17,158)        $   7,364
                                         =========         =========         =========         =========         =========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended November 30, 1999
                        (Unaudited, dollars in thousands)

                                                                                 ELIMINATIONS
                                       PARENT                        SUBSIDIARY       AND
                                      COMPANY        SUBSIDIARY         NON-     CONSOLIDATING
                                        ONLY         GUARANTORS      GUARANTORS      ENTRIES    CONSOLIDATED
                                      ----------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                   $   3,913      $  43,360      $  (4,147)     $ (39,213)     $   3,913
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities -
    Depreciation and amortization         4,361         31,833          2,178              -         38,372
    Provision for bad debts                   -          1,592              -              -          1,592
    Provision for
     deferred income taxes                5,529              -              -              -          5,529
    Non-cash compensation                 3,449          1,150              -              -          4,599
    Equity in earnings of
     subsidiaries                       (40,945)             -              -         40,945              -
    Other                                 1,713              -           (843)        (1,732)          (862)
  Changes in assets and
   liabilities -
    Accounts receivable                       -        (23,911)          (439)             -        (24,350)
    Prepaid expenses and other
     current assets                       3,098        (15,768)          (196)             -        (12,866)
    Other assets                         (7,444)         5,256             73              -         (2,115)
    Accounts payable and accrued
     liabilities                            107          5,375            925              -          6,407
    Deferred revenue                          -          3,748              -              -          3,748
    Other liabilities                    (5,696)       (19,493)           453              -        (24,736)
                                      ---------      ---------      ---------      ---------      ---------
     Net cash provided (used) by
      operating activities              (31,915)        33,142         (1,996)             -           (769)
                                      ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and
   equipment                             (7,316)       (17,719)           (42)             -        (25,077)
  Acquisition of Country Sampler              -        (18,954)             -              -        (18,954)
  Acquisition of WKCF-TV                      -       (197,105)             -              -       (197,105)
  Acquisition of Votionis, S.A                -              -        (12,800)             -        (12,800)
  Deposits on acquisitions
   and other                             (5,000)        (6,500)             -              -        (11,500)
                                      ---------      ---------      ---------      ---------      ---------
     Net cash used in investing
      activities                        (12,316)      (240,278)       (12,842)             -       (265,436)
                                      ---------      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Payments on long-term debt           (156,668)             -              -              -       (156,668)
  Proceeds from long-term debt          129,668              -              -              -        129,668
  Proceeds from issuance of
   Class A common stock, net of
   transaction costs                    238,328              -              -              -        238,328
  Proceeds from issuance of
   Series A cumulative
   convertible preferred stock,
   net of transaction costs             138,454              -              -              -        138,454
  Proceeds from sale of Class A
   common stock to Liberty Media
   Corporation, net of
   transaction costs                    145,287              -              -              -        145,287
  Intercompany transactions            (233,209)       218,346         14,863              -              -
  Proceeds from exercise of
   stock options                          9,993              -              -              -          9,993
                                      ---------      ---------      ---------      ---------      ---------
     Net cash provided by
      financing activities              271,853        218,346         14,863              -        505,062
                                      ---------      ---------      ---------      ---------      ---------
INCREASE IN CASH AND
 CASH EQUIVALENTS                       227,622         11,210             25              -        238,857
CASH AND CASH EQUIVALENTS:
 Beginning of period                      2,286          3,146            685              -          6,117
                                      ---------      ---------      ---------      ---------      ---------
 End of period                        $ 229,908      $  14,356      $     710      $       -      $ 244,974
                                      =========      =========      =========      =========      =========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended November 30, 1998
                        (Unaudited, dollars in thousands)

                                                                                  ELIMINATIONS
                                        PARENT                      SUBSIDIARY         AND
                                       COMPANY      SUBSIDIARY         NON-       CONSOLIDATING
                                         ONLY       GUARANTORS      GUARANTORS       ENTRIES     CONSOLIDATED
                                      -----------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                   $   7,364      $  22,696      $  (5,538)     $ (17,158)     $   7,364
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities -
    Extraordinary item                    1,597              -              -              -          1,597
    Depreciation and amortization         1,027         18,445          2,044              -         21,516
    Provision for bad debts                   -          1,013              -              -          1,013
    Provision for deferred income
     taxes                                4,247              -              -              -          4,247
    Non-cash compensation                 1,902            476              -              -          2,378
    Equity in earnings of
     subsidiaries                       (19,033)             -              -         19,033              -
    Other                                     -           (337)          (818)        (1,875)        (3,030)
   Changes in assets and
    liabilities -
    Accounts receivable                     345        (26,474)           679              -        (25,450)
    Prepaid expenses and other
     current assets                     (11,527)         7,626           (230)             -         (4,131)
    Other assets                           (575)         3,382          1,029              -          3,836
    Accounts payable and accrued
     liabilities                          6,246             45            931              -          7,222
    Deferred revenue                          -           (991)             -              -           (991)
    Other liabilities                     8,076          6,762           (697)             -         14,141
                                      ---------      ---------      ---------      ---------      ---------
     Net cash provided (used) by
      operating activities                 (331)        32,643         (2,600)             -         29,712
                                      ---------      ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchases of property and
   equipment                            (19,925)        (5,809)          (490)             -        (26,224)
  Acquisition of Wabash Valley
   Broadcasting                               -        (88,905)             -              -        (88,905)
  Acquisition of WQCD-FM                      -       (128,449)             -              -       (128,449)
  Acquisition of SF Broadcasting              -       (287,293)             -              -       (287,293)
  Other                                       -            607              -              -            607
                                      ---------      ---------      ---------      ---------      ---------
     Net cash used by investing
      activities                        (19,925)      (509,849)          (490)             -       (530,264)
                                      ---------      ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Payments on long-term debt           (410,157)             -              -              -       (410,157)
  Proceeds from long-term debt          733,500              -              -              -        733,500
  Purchase of interest rate cap
   agreements and other debt
   related costs                         (8,912)             -              -              -         (8,912)
  Proceeds from issuance of
   Class A common stock, net of
   transaction costs                    182,640              -              -              -        182,640
  Proceeds from exercise of
   stock options                          3,016              -              -              -          3,016
  Intercompany                         (477,697)       477,544            153              -              -
                                      ---------      ---------      ---------      ---------      ---------
     Net cash provided by
      financing activities               22,390        477,544            153              -        500,087
                                      ---------      ---------      ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         2,134            338         (2,937)             -           (465)
CASH AND CASH EQUIVALENTS:
 Beginning of period                        623            243          4,919              -          5,785
                                      ---------      ---------      ---------      ---------      ---------
 End of period                        $   2,757      $     581      $   1,982      $       -      $   5,320
                                      =========      =========      =========      =========      =========

Note 8.  Subsequent Events

         On December 16, 1999, the Company purchased substantially all of the assets of Country Marketplace from H&S Media, Inc. for approximately $2.0 million in cash plus assumed liabilities of approximately $.4 million. The acquisition will be accounted for as a purchase.

         On December 21, 1999, the Company announced a 2-for-1 split of its Class A and Class B common stock, subject to shareholder approval of an increase in the number of authorized shares. The split is not expected to take effect until late February.

         On December 31, 1999, the Company donated radio station WTHI-AM in Terre Haute, Indiana to a not-for-profit organization. In connection with the donation, the Company will record a loss of approximately $0.3 million in the quarter ended February 28, 2000, which represents the net book value of the station at the date of the donation.


Note 9.  Reclassifications

         Certain reclassifications have been made to the November 30, 1998 and February 28, 1999 financial statements to be consistent with the November 30, 1999 presentation. The reclassifications have no impact on net income previously reported.


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


RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO NOVEMBER 30, 1998

         Net revenues for the three months ended November 30, 1999 were $91.3 million compared to $71.6 million for the same period of the prior year, an increase of $19.7 million or 27.4%. Net revenues for the nine months ended November 30, 1999 were $245.1 million compared to $174.1 million for the same period of the prior year, an increase of $71.0 million or 40.8%. The increase in net revenues for the three and nine-month periods ended November 30, 1999 is primarily the result of the SF, Wabash and WKCF Acquisitions (the "TV Acquisitions")($5.2 million and $29.4 million, respectively) and Country Sampler Acquisition ($4.6 million and $10.1 million, respectively). Excluding these transactions, net revenues for the three months ended November 30, 1999 would have increased $9.9 million or 18.6% and net revenues for the nine months ended November 30, 1999 would have increased $31.5 million or 20.8%. Included in this increase is a decrease in political advertising revenue at our television stations as 1999 was not a significant year for political campaigns. The remaining increase in net revenues is due to the ability to realize higher advertising rates at certain broadcasting properties, resulting from higher ratings at certain broadcasting properties, increases in general radio spending in the markets in which the Company operates, the ability to sell more advertising in our publications and an increase in single copy newsstand sales.

         Operating expenses for the three months ended November 30, 1999 were $52.2 million compared to $41.7 million for the same period of the prior year, an increase of $10.5 million or 25.2%. Operating expenses for the nine months ended November 30, 1999 were $145.3 million compared to $102.5 million for the same period of the prior year, an increase of $42.8 million or 41.7%. The increase in operating expenses for the three and nine-month periods ended November 30, 1999 is primarily the result of the TV Acquisitions ($4.3 million and $21.1 million, respectively) and Country Sampler Acquisition ($3.2 million and $7.9 million, respectively). Excluding these transactions, operating expenses for the three months ended November 30, 1999 would have increased $3.0 million or 9.2% and operating expenses for the nine months ended November 30, 1999 would have increased $13.8 million or 15.4%. This increase is principally due to higher advertising and promotional spending at certain of the Company's properties as well as an increase in sales related costs.

         Broadcast/publishing cash flow for the three months ended November 30, 1999 was $39.1 million compared to $30.0 million for the same period of the prior year, an increase of $9.1 million or 30.4%. Broadcast/publishing cash flow for the nine months ended November 30, 1999 was $99.8 million compared to $71.6 million for the same period of the prior year, an increase of $28.2 million or 39.4%. The increase in broadcast/publishing cash flow for the three and nine-month periods ended November 30, 1999 is primarily the result of the TV Acquisitions ($.8 million and $8.4 million, respectively) and Country Sampler Acquisition ($1.4 million and $2.2 million, respectively). Excluding these transactions, broadcast/publishing cash flow for the three months ended November 30, 1999 would have increased $6.9 million or 33.2% and broadcast/publishing cash flow for the nine months ended November 30, 1999 would have increased $17.6 million or 28.6%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

         International business development expenses for the three months ended November 30, 1999 were $.3 million compared to $.4 million for the same period of the prior year. International business development expenses for the nine months ended November 30, 1999 and 1998 were $1.0 million. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

         Corporate expenses for the three months ended November 30, 1999 were $3.5 million compared to $2.5 million for the same period of the prior year, an increase of $1.0 million or 44.0%. Corporate expenses for the nine months ended November 30, 1999 were $10.2 million compared to $6.4 million for the same period of the prior year, an increase of $3.8 million or 60.2%. These increases are due to an increase in the number of corporate employees in all departments as a result of the growth of the Company.

         EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international business development expenses. EBITDA before certain charges for the three months ended November 30, 1999 was $35.3 million compared to $27.1 million for the same period of the prior year, an increase of $8.2 million or 30.0%. EBITDA before certain charges for the nine months ended November 30, 1999 was $88.6 million compared to $64.3 million for the same period of the prior year, an increase of $24.3 million or 37.9%. This increase is principally due to an increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

         Depreciation and amortization expense for the three months ended November 30, 1999 was $12.0 million compared to $8.7 million for the same period of the prior year, an increase of $3.3 million or 38.4%. Depreciation and amortization expense for the nine months ended November 30, 1999 was $32.1 million compared to $18.6 million for the same period of the prior year, an increase of $13.5 million or 72.4%. The increase in depreciation and amortization expense for the three and nine-month periods ended November 30, 1999 is primarily the result of the TV Acquisitions ($1.6 million and $6.3 million, respectively), WQCD Acquisition, which was previously operated under a time brokerage agreement, ($.3 million and $2.1 million, respectively) and Country Sampler Acquisition ($.6 million and $1.6 million, respectively).

         Non-cash compensation expense for the three months ended November 30, 1999 was $2.3 million compared to $.3 million for the same period of the prior year, an increase of $2.0 million or 574.3%. Non-cash compensation expense for the nine months ended November 30, 1999 was $4.6 million compared to $2.4 million for the same period of the prior year, an increase of $2.2 million or 93.4%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase was due to shares granted to certain executives under employment agreements for which the fair market value of the shares at the date of grant was higher than the fair market value of shares granted under previous employment agreements coupled with appreciation in the Company's stock price.

         Interest expense for the three months ended November 30, 1999 was $14.0 million compared to $12.3 million for the same period of the prior year, an increase of $1.7 million or 14.0%. Interest expense for the nine months ended November 30, 1999 was $41.2 million compared to $24.9 million for the same period of the prior year, an increase of $16.3 million or 65.2%. This increase reflects higher outstanding debt due to the TV Acquisitions, WQCD Acquisition and Country Sampler Acquisition and an increase in interest rates offset by a reduction in interest expense resulting from the paydown of debt with the proceeds of the Concurrent Equity Offerings.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash provided by operations and availability under the Credit Facility. At November 30, 1999, the Company had cash and cash equivalents of $245.0 million, net working capital of $277.8 million and $400.0 million available under the Credit Facility. The Company intends to use its cash and cash equivalents to repay outstanding term loans under the Credit Facility. If the Company were to repay the term loans, total borrowing capacity under the Credit Facility would be reduced from $650.0 million to $400.0 million. The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at

November 30, 1999, working capital and capital expenditure requirements. In addition, the Company also has access to public equity and debt markets.

         In June 1999, the Company entered into an agreement with a former executive of Sinclair Broadcasting Group, Inc. ("Sinclair") to purchase the right to acquire the assets of certain broadcast properties in St. Louis, Missouri (the "St. Louis Acquisition"). The right was exercised and allows the Company to purchase, at fair market value, six radio stations (five FM and one
AM) and one ABC-affiliated television station from Sinclair. In November 1999,through completion of an appraisal process, the purchase price of the St. Louis Acquisition was determined to be $366.5 million. The Company and Sinclair are currently in the process of determining other material terms of the acquisition in accordance with the option agreement. The St. Louis Acquisition will be accounted for as a purchase and will be financed through available cash, additional debt or equity securities, depending on market conditions and other factors. Under FCC regulations, concurrent with the consummation of the St. Louis Acquisition, Emmis will have to divest three FM stations. Management intends to divest the stations in the St. Louis market with the three weakest transmitting signals.

         On December 16, 1999, the Company purchased substantially all of the assets of Country Marketplace from H&S Media, Inc. for approximately $2.0 million in cash plus assumed liabilities of approximately $.4 million. The acquisition will be accounted for as a purchase.

         On December 21, 1999, the Company announced a 2-for-1 split of its Class A and Class B common stock, subject to shareholder approval of an increase in the number of authorized shares. The split is not expected to take effect until late February.

         The Company has signed an agreement to purchase the outstanding common stock of one FM radio station and one AM radio station in Buenos Aires, Argentina. This will bring the Company's total radio holdings in Buenos Aires to four radio stations (two FM stations and two AM stations). Emmis expects that this acquisition will have an aggregate purchase price of approximately $10 million.

         Capital expenditures incurred for the nine months ended November 30, 1999 were approximately $25.1 million, including $15.3 million at KHON-TV in Hawaii for the construction of new operating facilities.

         As part of its business strategy, the Company continually evaluates potential acquisitions of radio and television stations as well as publishing properties. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

YEAR 2000

         Emmis has not experienced significant problems related to systems properly recognizing date sensitive information as a result of the year 2000. However, if Emmis were to experience such problems in the future, Emmis could implement temporary solutions or processes not involving the malfunctioning equipment. Contingency plans have been documented in the event Emmis must implement such temporary solutions. Emmis completed its assessment of year 2000 compliance for information technology, other equipment, including broadcast equipment, and embedded technology in October 1999. Emmis began tracking costs relating to year 2000 compliance in May 1999. Emmis estimates that the total cost of year 2000 remediation efforts were less than $1.0 million, which was funded from operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion regarding these items is included in management's discussion and analysis of financial condition and results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         SALE OF UNREGISTERED SECURITIES. On November 18, 1999, the Company sold
2.7 million shares of its Class A Common Stock to Liberty EMMS, Inc., a wholly owned subsidiary of Liberty Media Corporation, for proceeds of $148,500,000. There were no discounts or commissions. The sale was effected pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. The purchaser of the shares is a sophisticated institutional investor with substantial assets and experience in the communications industry, and the sale of the shares was privately negotiated without any form of public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

            The following exhibits are filed or incorporated by reference as a part of this report:

            3.1 Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from
                  Exhibit 3.1 to the Company's Form 10-Q for the period ended August 31, 1999, as amended by an amendment incorporated by reference from Exhibit 3 to Form 8-K filed by the Company on November 3, 1999. *

            3.2 Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q for the period ended August 31, 1999. *

            10.1 Stock Purchase Agreement dated October 25, 1999 by and between Liberty Media Corporation and Emmis Communications Corporation with Registration Rights Agreement as Exhibit A thereto (Edgar version only)

            10.2 Employment Agreement, effective March 1, 1999, between the Company and Jeffrey H. Smulyan (Edgar version only)

            15    Letter re: unaudited interim financial information

            27    Financial data schedule (Edgar version only)

            *  Previously submitted

     (b)  Reports on Form 8-K

            On November 3, 1999, the Company filed a Form 8-K that included underwriting agreements dated October 26, 1999 for the common and preferred stock sales that were completed during the three months ended November 30, 1999, and an amendment to the Company's Articles of Incorporation for the 6.25% Series A cumulative convertible preferred stock.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EMMIS COMMUNICATIONS CORPORATION





Date:  January 14, 2000                 By:  /s/ WALTER Z. BERGER
                                        Walter Z. Berger
                                            Executive Vice President
                                            (Authorized Corporate
                                            Officer), Chief Financial
                                            Officer and Treasurer