Form 10-K
period 2000-02-29
EMMIS COMMUNICATIONS CORP
filed 2000-05-30
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
        Act of 1934 for the Fiscal Year Ended February 29, 2000

[   ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
        Exchange Act of 1934 for the Transition Period from        to         .

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

                                 (317) 266-0100
               Registrant's Telephone Number, Including Area Code

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Class A common stock, $.01 par value; 6.25% Series A Cumulative Convertible Preferred Stock, $.01 par value.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part II I of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 30, 2000, was approximately $1,965,683,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000, was:

                41,312,781 Class A Common Shares, $.01 par value
                 4,938,582 Class B Common Shares, $.01 par value


                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENTS                            FORM 10-K REFERENCE
                ---------                            -------------------

Proxy Statement for 2000 Annual Meeting                     Part III

                        EMMIS COMMUNICATIONS CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I                    ..................................................................................        3
                          Item 1.   Business................................................................        3
                          Item 2.   Properties..............................................................       19
                          Item 3.   Legal Proceedings.......................................................       21
                          Item 4.   Submission of Matters to a Vote of Security Holders.....................       21

PART II                   ..................................................................................       22
                          Item 5.   Market for Registrant's Common Equity and Related
                                    Shareholder Matters.....................................................       22
                          Item 6.   Selected Financial Data.................................................       23
                          Item 7.   Management's Discussion and Analysis of Financial
                                    Condition and Results of Operation......................................       24
                          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............       31
                          Item 8.   Financial Statements and Supplementary Data.............................       33
                          Item 9.   Changes in and Disagreements with Accountants
                                    on Accounting and Financial Disclosure..................................       70

PART III                  ..................................................................................       71
                          Item 10.   Directors and Executive Officers of the Registrant.....................       71
                          Item 11.   Executive Compensation.................................................       71
                          Item 12.   Security Ownership of Certain Beneficial Owners
                                     and Management.........................................................       72
                          Item 13.   Certain Relationships and Related Transactions.........................       72

PART IV                   ..................................................................................       72
                          Item 14.   Exhibits, Financial Statement Schedule, and Reports
                                     on Form 8-K............................................................       72

Signatures                ..................................................................................       75


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We are the eleventh largest radio broadcaster in the United States based on total revenues. The thirteen FM radio stations and two AM radio stations we own in the United States serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as St. Louis, Indianapolis and Terre Haute, Indiana. Our seven television stations are located in Orlando, Florida, New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, Honolulu, Hawaii, Fort Myers, Florida and Terre Haute, Indiana.

     Our strategy is to selectively acquire underdeveloped media properties in desirable markets and then to create value by developing those properties to increase their cash flow. We find such underdeveloped properties attractive because they offer greater potential for revenue and cash flow growth than mature properties. We have been successful in acquiring these types of radio stations and improving their ratings, revenues and cash flow with our marketing focus and innovative programming expertise. We have created top-performing radio stations which rank, in terms of primary demographic target audience share, among the top ten stations in the New York City, Los Angeles and Chicago radio markets according to the Winter 1999 Arbitron Survey. We believe that our strong large-market radio presence and diversity of station formats makes us attractive to a diverse base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.

     More recently, we began applying our advertising sales and programming expertise to our television stations. We view our entry into television as a logical outgrowth of our radio business and as a platform for diversification. Like the radio stations we previously acquired, our television stations are underdeveloped properties located in desirable markets, which can benefit from innovative, research-based programming and our experienced management team. We believe we can further improve the ratings, revenues and broadcast cash flow of our television stations with a more market-focused, research-based programming approach and other related strategies, which have proven successful with our radio properties.

     In addition to our domestic broadcasting properties, we operate news and agriculture information radio networks in Indiana, publish Indianapolis Monthly, Atlanta, Cincinnati, Texas Monthly, L.A. Magazine, Country Sampler, Country Marketplace and related magazines, have a 54% interest in a national radio station in Hungary and own 75% of one FM and one AM radio station in Buenos Aires, Argentina. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

BUSINESS STRATEGY

     We are committed to maintaining our leadership position in broadcasting, enhancing the performance of our broadcast and publishing properties, and distinguishing ourselves through the quality of our operations. Our strategy has the following principal components:

     DEVELOP INNOVATIVE PROGRAMMING. We believe that knowledge of local markets and innovative programming developed to target specific demographic groups are the most important determinants of individual radio and television station success. We conduct extensive market research to identify underserved segments of the markets we serve or to assure that we are meeting the needs of our target audience. Utilizing the research results, we concentrate on providing a focused programming format carefully tailored to the demographics of our markets and our audiences' preferences.

     EMPHASIZE FOCUSED SALES AND MARKETING STRATEGY. We design our local and national sales efforts based on advertiser demand and our programming compared to the competitive formats within each market. We provide our sales force with extensive training and the technology for sophisticated inventory management techniques which provide frequent price adjustments based on regional and market conditions. We seek to maximize sources of non-traditional, non-spot revenue and have led the industry in developing "vendor co-op" advertising revenue. Although this source of advertising revenue is common in the newspaper and magazine industry, we were among the first radio broadcasters to recognize and take advantage of the potential of vendor co-op advertising.

     PURSUE STRATEGIC ACQUISITIONS AND CREATE CASH FLOW GROWTH BY ENHANCING STATION PERFORMANCE. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We intend to pursue acquisitions of radio stations in those of our current markets where we believe we can increase broadcast cash flow. We will also consider acquisitions of individual radio stations or groups of radio stations in new markets where we expect we can achieve a leadership position. We believe that continued consolidation in the radio broadcasting industry will create attractive acquisition opportunities as the number of potential buyers for radio assets declines due to government regulations on the number of stations a company can own in one market. We believe that attractive acquisition opportunities are also increasingly available in the television broadcasting industry. We intend to evaluate acquisitions of international broadcasting stations (typically in conjunction with strong local minority-interest partners) and magazine publishing properties that present opportunities to capitalize on our management expertise to enhance cash flow at attractive purchase price multiples with minimal capital requirements.

     ENCOURAGE AN ENTREPRENEURIAL MANAGEMENT APPROACH. We believe that broadcasting is primarily a local business and that much of its success is the result of the efforts of regional and local management and staff. We have attracted and retained an experienced team of broadcast professionals who understand the viewing and listening preferences, demographics and competitive opportunities of their particular market. Our decentralized approach to station management gives local management oversight of station spending, long-range planning and resource allocation at their individual stations, and rewards all employees based on those stations' performance. In addition, we encourage our managers and employees to own a stake in the company, and over 95% of all full-time employees have an equity ownership position in Emmis. We believe that our entrepreneurial management approach has created a distinctive corporate culture, making Emmis a highly desirable employer in the broadcasting industry and significantly enhancing our ability to attract and retain experienced and highly motivated employees and management.

RADIO AND TELEVISION STATIONS

     The following tables set forth certain information regarding our radio and television stations and their broadcast markets.

                                 RADIO STATIONS

     In the following table, "Market Rank by Revenue" is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (1999 ed.). We own a 40% equity interest in the publisher of Duncan's Radio Market Guide. "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market based on the Fall 1999 Arbitron Survey. A "t" indicates the station tied with another station for the stated ranking. "Station Audience Share" represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.



                                                                                                  RANKING IN
     STATION                   MARKET                                           PRIMARY            PRIMARY          STATION
       AND                     RANK BY                                        DEMOGRAPHIC        DEMOGRAPHIC       AUDIENCE
     MARKET                    REVENUE            FORMAT                      TARGET AGES          TARGET            SHARE
---------------               --------    ----------------------             -----------        ------------       --------
LOS ANGELES, CA                   1
     KPWR-FM                              Dance/Contemporary Hit                 12-24                2               3.8

NEW YORK, NY                      2
     WQHT-FM                              Dance/Contemporary Hit                 12-24                1               5.2

     WRKS-FM                              Classic Soul/Smooth R&B                25-54                3               4.0

     WQCD-FM                              Contemporary Jazz                      25-54                8t              3.0

Chicago, IL                       3
     WKQX-FM                              New Rock                               18-34                4               3.4

St. Louis, MO                    18
     KSHE-FM                              Album Oriented Rock                    25-54                9               2.9

     WKKX-FM                              Country                                25-54                6               4.6

     WXTM-FM                              Extreme Rock                           18-34                6               3.0

Indianapolis, IN                 30
     WENS-FM                              Adult Contemporary                     25-54                7               5.0

     WIBC-AM                              News/Talk                              35-64                3               8.4

     WNAP-FM*                             Classic Rock                           18-34                8               2.9

     WTLC-FM                              Urban Contemporary                     25-54                5               6.0

     WTLC-AM                              Solid Gold Soul, Gospel                25-54               24               0.8
                                          and Talk

Terre Haute, IN                 171
     WTHI-FM                              Country                                25-54                1              17.2

     WWVR-FM                              Classic Rock                           25-54                3               7.9



      *On March 28, 2000, Emmis changed the call letters of WNAP-FM to WNOU-FM and changed the format to Top 40.

                               TELEVISION STATIONS

     In the following table, "DMA Rank" is estimated by the A.C. Nielsen Company ("Nielsen") as of January 2000. Rankings are based on the relative size of a station's market among the 210 generally recognized Designated Market Areas ("DMAs"), as defined by Nielsen. "Number of Stations in Market" represents the number of television stations ("Reportable Stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 6:00 a.m. to 2:00 a.m. time period. "Station Rank" reflects the station's rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 6:00 a.m. to 2:00 a.m., Sunday through Saturday during November 1999. "Station Audience Share" reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 6:00 a.m. to 2:00 a.m., Sunday through Saturday.

                                                                                 NUMBER OF                       STATION
  TELEVISION                   METROPOLITAN           DMA      AFFILIATION/      STATIONS        STATION        AUDIENCE
    STATION                     AREA SERVED          RANK         CHANNEL        IN MARKET        RANK            SHARE
--------------            ----------------------   -------   ---------------  -------------    ----------     ---------
WKCF-TV                   Orlando, FL                 22          WB/18             7               4t              7

WVUE-TV                   New Orleans, LA             41          Fox/8             8               3               9

WALA-TV                   Mobile, AL-Pensacola,       62         Fox/10             6               3              10
                          FL

WLUK-TV                   Green Bay, WI               69         Fox/11             6               3              13

KHON-TV                   Honolulu, HI                71          Fox/2             7               1              16

WFTX-TV                   Fort Myers, FL              81         Fox/36             5               4               7

WTHI-TV                   Terre Haute, IN            139         CBS/10             3               1              21



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

     Cincinnati. We acquired Cincinnati magazine in October 1997. Cincinnati magazine was founded by the Greater Cincinnati Chamber of Commerce in 1967 and, under its prior owners, the magazine grew to a paid monthly circulation of approximately 22,000. We repositioned the editorial product to an up-to-date city/regional magazine covering people and entertainment in Cincinnati, doubled the existing sales staff and marketed the newly designed magazine to the Cincinnati area. The magazine currently has a paid monthly circulation of approximately 28,000.

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

     Country Sampler. We acquired Country Sampler magazine in April 1999. Country Sampler focuses on country craft and home decorating ideas and products, and we believe it is read by more than two million people. In connection with the acquisition of Country Sampler, we also acquired other related magazines focusing on particular segments of the country craft and home decorating market. To complement Country Sampler, we acquired Country Marketplace in December 1999. Country Marketplace serves the general craft market, providing projects to crafters of all skill levels. Like Country Sampler magazine, Country Marketplace carries a substantial amount of crafter advertising, allowing for great efficiencies in the sales arena.

     L.A. Magazine. We acquired L.A. Magazine in March 2000. This high-profile city magazine in the nation's second-largest metropolis maintains a circulation base of approximately 180,000. With the acquisition of L.A. Magazine, Emmis secured a franchise, brand-name product in the country's trend-setting capital. We intend to enhance and upgrade the editorial product, currently a mix of star-coverage, Hollywood insider information and regional service, by including renown columnists, improving lifestyle and service coverage, and exploring hard-hitting stories that make a difference to Angelenos. In addition, we intend to increase the sales force with a renewed emphasis on local retailers.

INTERNET

     We believe that the development and explosive growth of the Internet present not only a challenge, but an opportunity for broadcasters and publishers. The challenge is, primarily, increased competition for the time and attention of our listeners, viewers and readers. The opportunity is to further enhance the relationships we already have with our listeners, viewers and readers by expanding products and services offered by our stations and magazines. For that reason, we have been working with other broadcasters and publishers to put together a local media internet venture (LMIV). The LMIV is premised on the idea that each station's or magazine's website would be the entry way into a backbone of internet content provided by a national, or even international, aggregation of broadcasters and publishers. The LMIV would capitalize on the individual relationships between each station or magazine and its listeners, viewers or readers by allowing each station's or magazine's website to reflect the character of the station or magazine. The LMIV would also capitalize on the potentially tremendous economies of scale provided by the stations' and magazines' aggregated websites. Bringing a group of broadcasters and publishers together is almost always a difficult proposition. However, we remain optimistic that the LMIV will be formalized.

COMMUNITY INVOLVEMENT

     We believe that to be successful, we must be integrally involved in the communities we serve. To that end, each of our stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, The March of Dimes, American Cancer Society, Riley Children's Hospital and research foundations seeking cures for cystic fibrosis, leukemia and AIDS and helping to fight drug abuse. In addition to our planned activities, our stations and magazines take leadership roles in community responses to natural disasters.

INDUSTRY INVOLVEMENT

     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, the Fox and CBS Affiliates Boards, and as founding members of the Radio Operators Caucus. In addition, our managers have been voted Radio President of the Year and General Manager of the Year, and at various times we have been voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers.

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

     The 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership; it also relaxed local radio ownership restrictions.

     This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has sharply increased the competition for and the prices of attractive stations.

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

         WENS-FM (Indianapolis)                      August 1, 2004
         WKQX-FM (Chicago)                           December 1, 2004
         KSHE-FM (St.  Louis)                        February 1, 2005
         KPWR-FM (Los Angeles)                       December 1, 2005
         WQHT-FM (New York)                          June 1, 2006
         WQCD-FM (New York)                          June 1, 2006
         WIBC-AM (Indianapolis)                      August 1, 2004
         WNOU-FM (Indianapolis)                      August 1, 2004
         WRKS-FM (New York)                          June 1, 2006
         WKKX-FM (St. Louis)                         December 1, 2004
         WXTM-FM (St. Louis)                         December 1, 2004
         WTLC-AM (Indianapolis)                      August 1, 2004
         WTLC-FM (Indianapolis)                      August 1, 2004
         WTHI-FM (Terre Haute)                       August 1, 2004
         WWVR-FM (Terre Haute)                       August 1, 2004
         WTHI-TV (Terre Haute)                       August 1, 2005
         WFTX-TV (Fort Myers)                        February 1, 2005
         WALA-TV (Mobile)                            April 1, 2005
         WVUE-TV (New Orleans)                       June 1, 2005
         WLUK-TV (Green Bay)                         December 1, 2005
         KHON-TV (Honolulu)                          February 1, 2007
         KAII-TV (Maui)                              February 1, 2007
         KHAW-TV (Hawaii)                            February 1, 2007
         WKCF-TV (Orlando)                           February 1, 2005

     Under the 1996 Act, at the time an application is filed for renewal for a station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own) that there is a "substantial and material" question whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether renewal should be granted. The 1996 Act modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee:

     -    has served the public interest, convenience and necessity;
     - has committed no serious violations of the Communications Act or the FCC's rules; and
     - has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse.

     If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In a vast majority of cases, the FCC renews broadcast licenses even when petitions to deny applications are filed against broadcast license renewal applications.

     OWNERSHIP RESTRICTIONS. The 1996 Act eliminated restrictions on the number of radio stations that may be owned by one entity nationwide. Under the 1996 Act, with limited exceptions, the number of radio stations that may be owned by one entity in a given radio market is dependent on the number of commercial stations in that market:

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

     In August 1999, the FCC substantially revised its ownership rules concerning the common ownership of radio and television stations in the same market. Previously, the FCC had generally prohibited common ownership of a television station and one or more radio stations in the same market, though waivers of the rule were granted frequently; one such waiver was granted to permit our common ownership of WTHI-TV, WTHI-FM and WWVR-FM in Terre Haute, Indiana. The FCC also generally prohibited common ownership of two or more television stations in the same market. Under the new rules, the Commission will permit the common ownership of one television station, along with:

     - up to six radio stations in any market where at least 20 independent voices remain post-merger;
     - up to four radio stations in any market where at least 10 independent voices remain post-merger; and
     - one radio station regardless of the number of independent voices remaining post-merger.

     Additionally, the new rules provide that an entity may own two television stations in the same Designated Market Area (DMA) if:

     -    the coverage areas of the stations do not overlap, or
     - there will remain eight, independently-owned and-operated full-power noncommercial and commercial operating stations, and one of the two commonly-owned stations is not a top 4-ranked station in the market (based on audience).

     Furthermore, the Commission will consider waiving these restrictions, if:

     - one of the stations is a "failed station," i.e., off-air for more than four months, or involved in an involuntary bankruptcy proceeding;
     - one of the stations is a "failing station," i.e., having a low audience share and financially struggling; or
     - one of the stations is an unbuilt facility, where the permittee has made substantial progress towards constructing the facility.

     The 1996 Act and the FCC's subsequently issued rules restrict the ownership of television stations on a nationwide basis to no more than 35% of the national audience; the FCC is considering raising that limit.

     Current FCC rules prohibit common ownership of a daily newspaper and a radio or television station in the same market; the FCC is considering possible liberalization or elimination of that prohibition. There is also a prohibition on common ownership of a television station and a cable television system in the same market; however, the FCC is considering possible elimination of that ban.

     ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC requires the "attribution" of broadcast licenses between a broadcasting company and certain of its stockholders, officers or directors, such that there would be a violation of FCC regulations where such a stockholder, officer or director and the broadcasting company together held more than the permitted number of stations or a prohibited combination of media outlets in the same market. Under FCC rules, with certain exceptions, attribution of broadcast licenses occurs where any five percent voting stockholder or officer or director of a broadcasting company directly or indirectly owns, operates, controls or has a five percent voting interest in or is an officer or director of any other broadcasting company; for passive investments by mutual funds, insurance companies and bank trust departments, voting interests of twenty per cent or more are attributable. Attribution also occurs in the case of all general partnership interests and in the case of limited partnership interests and interests in limited liability companies where a limited partner or member is "materially involved" in the media-related activities of the partnership or LLC. To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. Emmis' Amended and Restated Articles of Incorporation and By-Laws authorize the Board of Directors to prohibit any ownership, voting or transfer of its capital stock which would cause Emmis to violate the Communications Act or FCC regulations.

     In cases where one person or entity (such as Jeffrey H. Smulyan in the case of Emmis) holds more than 50% of the combined voting power of the common stock of a broadcasting company, a minority shareholder of the company generally would not be deemed to hold an "attributable" interest in the company. However, any attributable interest by any such shareholder in another broadcast station or other media in a market where such company owns, or seeks to acquire, a station would still be subject to review by the FCC under its "equity/debt plus policy" (described below), and could result in the company's being unable to obtain from the FCC one or more authorizations needed to conduct its broadcast business or being unable to obtain FCC consents for future acquisitions. Further, in the event that a majority shareholder of a company (such as Mr. Smulyan in the case of Emmis) were no longer to hold more than 50% of the combined voting power of the common stock of the company, the interests of minority shareholders which had theretofore been considered nonattributable could become attributable, with the result that any other media interests held by such shareholders would be combined with the media interests of such company for purposes of determining compliance with FCC ownership rules. In the case of Emmis, Mr. Smulyan's level of voting control could decrease to or below 50% as a result of transfers of common stock pursuant to agreement or conversion of the Class B Common Stock into Class A Common Stock. In the event of any noncompliance, steps required to achieve compliance could include divestitures by either the shareholder or the affected company. Further, other media interests of shareholders having or acquiring an attributable interest in such a company could result in the company being unable to obtain from the FCC one or more authorizations needed to conduct its broadcast business or being unable to obtain FCC consents for future acquisitions. Conversely, a company's media interests could operate to restrict other media investments by shareholders having or acquiring an interest in Emmis.

     The FCC will also find that a person or entity has an attributable interest in a broadcast (radio or television) station if the person or entity (i) owns a broadcast station, cable television system or newspaper in the same market and
(ii) is party to a time brokerage agreement (also known as a local marketing agreement) whereby it programs more than 15% of the programming of another station in the market. In such cases, the brokering person or entity would be considered to "own" such other station for purposes of the FCC's ownership rules.

     Under a recent change in the FCC's ownership attribution rules, an investor in a television or radio station will also be considered to have an attributable interest in another station where his or her interest in the other station, including both debt and equity holdings, exceeds 33% or the total asset value of the entity owning the other station, and either:

- the investor is a "major program supplier," including all programming entities such as networks and time brokers which supply more than 15% of the station's total weekly broadcast time; or
- the investor is a same-market media owner subject to the FCC's ownership rules, i.e., a broadcaster, cable operator or newspaper owner.

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

     A transfer of control of a corporation controlling a broadcast license may occur in various ways. For example, a transfer of control occurs if an individual stockholder gains or loses "affirmative" or "negative" control of such corporation through issuance, redemption or conversion of stock. "Affirmative" control would consist of control of more than 50% of such corporation's outstanding voting power and "negative" control would consist of control of exactly 50% of such voting power. To obtain the FCC's prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. The FCC normally has an additional ten days to set aside such grant on its own motion. (FCC rules for computation of time may cause more variation in the actual time for action and response.)

     Under the 1996 Act, the FCC is required to review all of its broadcast ownership rules every two years to determine whether the public interest dictates that such rules be repealed or modified. We cannot predict the outcome of any such reviews or the impact they may have on our business.

     ALIEN OWNERSHIP RESTRICTIONS. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Non-U.S. Persons"). Furthermore, the Communications Act provides that no FCC license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Non-U.S. Persons if the FCC finds the public interest will be served by the refusal of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Our Amended and Restated Articles of Incorporation and Code of By-Laws authorize the Board of Directors to prohibit such ownership, voting or transfer of its capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

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

     In February 2000, the FCC adopted new rules requiring licensees to develop and implement affirmative action programs designed to promote equal employment opportunities. The new rules require all broadcasters to implement broad outreach programs that will lead to the widest possible dissemination of job vacancies. In addition, the rules require additional measures for stations employing five or more full-time employees which extend beyond the recruitment efforts for a particular job vacancy. The new rules also require most broadcasters to file periodic reports with the Commission regarding their recruitment efforts.

     The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of at least three hours per week of children's educational programming. In addition, the FCC has adopted rules that require television stations to broadcast, over an 8 to 10 year transition period which commenced on January 1, 1998, increasing and set percentages of closed captioned programming for the hearing-impaired.

     Over the past few years, a number of radio and television stations, including certain Emmis stations, have entered into what commonly are referred to as "local marketing agreements" or "time brokerage agreements" (together, "LMAs"). These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. As already noted, a station that brokers more than 15% of the broadcast time of another station in the same market will be deemed to have an attributable interest in that station. Further, FCC rules prohibit a radio station from "simulcasting" more than 25% of its programming from another station in the same market in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations serve substantially the same geographic area, and where the stations are commonly owned or the owner of one station programs the other through an LMA.

     Another example of a cooperative agreement between differently owned broadcast stations in the same market is a joint sales agreement ("JSA"), whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. The FCC has determined that JSA's should generally be left to antitrust enforcement, though it has reserved the right to examine JSA's on a case-by-case basis. Generally, JSA's are not deemed by the FCC to be attributable for purposes of its ownership rules.

     In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Certain provisions of this law, such as signal carriage and retransmission consent, have a direct effect on television broadcasting. The signal carriage, or "must carry," provisions require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors ("MVPDs") from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other MVPDs must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

     In April 1997, the FCC adopted rules that require television broadcasters to provide digital television ("DTV") to consumers. The FCC also adopted a table of allotments for DTV, which provides eligible existing broadcasters with a second channel on which to provide DTV service. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2-51. The Communications Act mandates that unless certain benchmarks are not satisfied, by the end of 2006 the FCC must recover one of the two channels from each television station. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals (so-called "ancillary" services), although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. The FCC has imposed a fee of 5% of the annual gross revenues for television broadcasters' use of the DTV spectrum to offer ancillary services (i.e., services other than free, over-the-air, advertiser-supported television). The form and amount of these fees may have a significant effect on the profitability of such services. Broadcasters will not be required to air "high definition" programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets were required to be on the air with a digital signal by May 1, 1999, and affiliates of those networks in markets 11-30 were required to be on the air with digital signals by November 1, 1999. The remaining commercial stations, including those owned by Emmis, were required to file DTV construction permit applications by November 1, 1999 and to be on the air with digital signals by May 1, 2002. Emmis timely filed DTV construction permit applications for all its television stations. The FCC also has released a Notice of Inquiry to determine the extent of broadcasters' future public interest obligations.

     Whether and to what extent the cable "must-carry" rights discussed earlier will extend to the new DTV signals is still a matter to be determined by a rule making proceeding initiated by the FCC in July 1998. The rule making proceeding also seeks comment on related issues, including how to resolve technical compatibility problems, whether the FCC should modify its signal quality requirement during the transition, how to regulate channel placement of digital television signals and whether such signals must be carried on the basic cable tier. We cannot predict at this time whether the FCC will adopt "must carry" requirements for digital television signals or the effect of an FCC decision on our television stations.

     The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers' equipment with 18-inch receiving dishes and decoders. Currently, several entities provide DBS service to consumers throughout the country. Other DBS operators hold licenses, but have not yet commenced service. DBS operators may not import distant network signals into local television markets unless the individual household that would receive the distant network signal is not capable of receiving a sufficiently strong "over-the-air" signal of the local affiliate of the given network. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act ("SHVIA") which authorizes DBS companies to provide local television signals to their subscribers. During the first six months following enactment of the law, the signal could be provided without the consent of the station. Upon the expiration of that period, the signal may now be provided only pursuant to a retransmission consent agreement with the station. In addition, effective January 1, 2002, a local television station will be entitled to "must-carry" rights on a DBS system if the system is providing any local television stations to its subscribers. The legislation also requires broadcasters to negotiate nonexclusive retransmission consent agreements in good faith until January 1, 2006; however, the law explicitly provides that broadcasters may enter into agreements with competing DBS carriers on different terms. SHVIA also "grandfathered" delivery of the signals of television stations via DBS to certain subscribers who may have been receiving such signals in violation of prior law.

     SHVIA also created a new category of television stations, Class A stations, which are afforded a measure of protection from new full-service and low-power television stations. Only certain low-power stations qualify for the new Class A status, i.e., those low power television stations certifying that, from September 1, 1999 to November 29, 1999, they (1) operated a minimum of 18 hours per day; (2) produced an average of at least 3 hours per week of programming within the service market; and (3) complied with all applicable low power television (Part 74) rules. Furthermore, the licensee of a Class A station will be required to comply with all applicable full power television station rules as of the date of application for Class A status, including all political advertising restrictions, local public inspection file rules, and the location of the main studio. Finally, SHVIA permitted full-service stations to file applications to "maximize" (expand the coverage of) their DTV facilities by (i) filing a notice of intent to maximize with the FCC on or before December 31, 1999, and (ii) file a bona fide application to maximize on or before May 1, 2000. Stations meeting those requirements will have their "maximized" DTV facilities protected from interference by Class A stations. Emmis timely filed a Notice of Intent and a "maximization application" for each of its television stations.

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

     Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of "short" (less than the maximum term) license renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Recent Developments and Proposed Changes. In February 2000, the Commission adopted rules implementing a Low Power ("Microradio") FM service. The new service is comprised of two classes of stations. First, "LP-100" Class stations will be authorized to operate with 50 - 100 watts effective radiated power ("ERP"), at a maximum height above average terrain ("HAAT") of 30 meters. Second, "LP-10" Class stations will be authorized to operate with one to ten watts ERP, at a maximum of 30 meters HAAT. The LP-100 stations are expected to have a service radius of up to 3 1/2 miles, and the LP-10 stations will have a service radius of up to two miles. Both classes of stations will be restricted to non-commercial operation. We cannot predict whether any such stations will interfere with the coverage of any of our radio stations. Currently, Congress is considering legislation with a view to ensuring interference protection for existing radio stations.

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

     In November 1999, the Commission released proposed rules regarding the adoption of rules for terrestrial digital audio broadcasting ("DAB"). The proposed rules would permit existing AM and FM stations to operate on their current frequencies in either full analog mode, full digital mode, or (at reduced power) a combination of both. DAB technology is still evolving, and it is not yet certain whether DAB transmission as proposed will be feasible.

     In August 1998, the FCC adopted rules to govern the use of auctions to resolve competing applications for initial licenses and construction permits and competing applications for major modifications to existing commercial broadcast facilities. The rules apply to full power commercial radio and analog television stations, as well as to all secondary commercial broadcast services (e.g., low power television, FM translator and television translator services). In September 1999, the Commission conducted the first of its auctions for long-frozen applications. Any future applications we may file for major modifications to our facilities may become subject to auction proceedings if they are found to be mutually exclusive with major modification applications filed by other radio or television licensees or applications for new stations.

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

     We have led the industry in developing "vendor co-op" advertising revenue (i.e., revenue from a manufacturer or distributor which is used to promote its particular goods together with local retail outlets for those goods). Although this source of advertising revenue is common in the newspaper and magazine industry, we were among the first radio broadcasters to recognize, and take advantage of, the potential of vendor co-op advertising. Our Revenue Development Systems division has established a network of radio stations which share information about sources of vendor co-op revenue. In addition, each of our stations has a salesperson devoted exclusively to the development of cooperative advertising. We also use this approach at our television stations. In March 1999, we acquired substantially all of the assets of the Co-Opportunities division of Jefferson-Pilot Communications. We believe that the business of Co-Opportunities (which focuses more on co-op advertising for television stations and cable systems) provides an excellent complement to Revenue Development Systems.

COMPETITION

     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market does not generally compete with stations in other market areas. In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors which are material to competitive position include the station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations, and through sales efforts designed to attract advertisers that have done little or no broadcast advertising by emphasizing the effectiveness of radio and television advertising in increasing the advertisers' revenues. Changes in the policies and rules of the FCC permit increased joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements (including our New York, St. Louis, Indianapolis and Terre Haute clusters) may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

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

     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, The Internet, satellite television, audio tapes and compact discs. We believe that radio's portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industry.

EMPLOYEES

     As of February 29, 2000 Emmis had approximately 1,440 full-time employees and approximately 270 part-time employees. We have approximately 214 employees at various radio and television stations represented by unions. We consider relations with our employees to be good.

GEOGRAPHIC FINANCIAL INFORMATION

     The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. The following tables summarize relevant financial information by geographic area:

                                                          FOR THE YEAR ENDED FEBRUARY 28 (29),
                                                  ----------------------------------------------------
                                                      1998               1999                 2000
                                                  -----------        -----------         -------------
                                                                    (IN THOUSANDS)
                     Net Revenues:
                       Domestic                   $   140,583       $    229,582        $      316,454
                       International                        -              3,254                 8,811
                                                  -----------        -----------         -------------
                       Total                          140,583            232,836               325,265
                                                  ===========        ===========         =============


                                                                  AS OF FEBRUARY 28 (29),
                                                  ----------------------------------------------------
                                                      1998               1999                 2000
                                                  -----------        -----------         -------------
                                                                    (IN THOUSANDS)
                     Noncurrent Assets:
                       Domestic                     $ 261,352        $  925,161         $   1,181,640
                       International                   20,884            18,588                32,950
                                                    ---------        ----------         -------------
                       Total                          282,236           943,749             1,214,590
                                                    =========        ==========         =============


ITEM 2.  PROPERTIES.

     The following table sets forth information as of February 29, 2000 with respect to Emmis' offices and studios and its broadcast tower locations. Management believes that the properties are in good condition and are suitable for Emmis' operations.


                                                                                                           EXPIRATION
                                                       YEAR PLACED                   OWNED OR                 DATE
              PROPERTY                                 IN SERVICE                     LEASED                OF LEASE
              --------                                 ----------                    --------              ----------
Corporate and Publishing Headquarters/                    1998                        Owned                    --
WENS-FM/ WIBC-AM/WNOU-FM/
WTLC-AM & FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, Indiana
WENS-FM Tower                                             1985                        Owned                    --
WNOU-FM Tower                                             1979                        Owned                    --
WIBC-AM Tower                                             1966                        Owned                    --
WTLC-AM Tower                                             1968                       Leased               December 2021
WTLC-FM Tower                                             1965                       Leased               December 2000

KSHE-FM                                                   1986                       Leased              September 2007
700 St.  Louis Union Station
St.  Louis, Missouri
KSHE-FM Tower                                             1985                       Leased                April 2009

WXTM-FM/WKKX-FM                                           1998                       Leased               December 2007
800 St.  Louis Union Station
St.  Louis, Missouri
WXTM-FM Tower                                             1984                        Owned                    --
WKKX-FM Tower                                             1989                       Leased              September 2009

KPWR-FM                                                   1988                       Leased             February 2003(1)
2600 West Olive
Burbank, California
KPWR-FM Tower                                             1993                       Leased               October 2002

WQHT-FM/WRKS-FM/WQCD-FM                                   1996                       Leased               January 2013
395 Hudson Street, 7th Floor
New York, New York
WQHT-FM Tower                                             1988                       Leased               January 2010
WRKS-FM Tower                                             1984                       Leased               November 2005
WQCD-FM Tower                                             1984                       Leased               February 2007



WKQX-FM                                                   1979                       Leased              August 2015(2)
Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                                             1975                       Leased              September 2009

Atlanta Magazine Office                                   1997                       Leased                 July 2003
1360 Peachtree Street
Atlanta, Georgia

Cincinnati Magazine                                       1996                       Leased               December 2001
One Centennial Plaza
Cincinnati, OH

Texas Monthly                                             1989                       Leased                August 2009
701 Brazos, Suite 1600
Austin, TX

KHON-TV                                                   1999                        Owned                    --
88 Piikoi Street
Honolulu, HI
KHON-TV Tower                                             1978                       Leased               December 2008

WALA-TV                                                   1952                       Leased                 May 2001
210 Government Street
Mobile, AL
WALA-TV Tower                                             1962                        Owned                    --

WFTX-TV                                                   1987                        Owned                    --
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower                                             1987                        Owned                    --

WLUK-TV                                                   1966                        Owned                    --
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower                                             1961                        Owned                    --

WTHI-TV/FM/WWVR-FM                                        1954                        Owned                    --
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower                                             1965                        Owned                    --
WTHI-FM Tower                                             1954                        Owned                    --
WWVR-FM Tower                                             1954                        Owned                    --

WVUE-TV                                                   1972                        Owned                    --
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower                                             1963                        Owned                    --

WKCF-TV Offices                                           1998                        Owned                    --
31 Skyine Drive
Lake Mary, FL
WKCF-TV Tower                                             1991                       Leased              September 2006

Los Angeles Magazine Offices                              1995                       Leased               November 2000
11100 Santa Monica Blvd.
7th Floor
Los Angeles, CA

Country Sampler                                           1988                        Owned                    --
707 Kautz Road
St. Charles, IL  60174

RDS/Co-Opportunities                                      1989                       Leased               December 2000
324 Campus Lane, Suite B
Suisun, CA  94585

Emmis West (Corporate)                                    1999                       Leased               January 2004
15821 Ventura Blvd., #685
Encino, CA  91436

Slager Radio                                              1998                       Leased               December 2004
Szabadsag Ut 117 (Atronyx Bldg. B)
H-2040 Budaors, Hungary
Slager Tower                                              1998                       Leased              December 2000(3)



Argentina                                                 1996                        Owned                    --
Uriarte 1899 (1414) Capital Federal
Buenos Aires, Argentina
Argentina Tower                                           1996                        Owned                    --

--------------
(1) The lease provides for one renewal option of ten years following the expiration date. Emmis also owns a tower site which it placed in service in 1984 and currently uses as a back-up facility and on which it leases space to other broadcasters.

(2) The Company is in the process of building out a studio and office space in the Merchandise Mart. The lease is for this new space, but gives the Company the right to stay in its current space during construction.

(3)      The lease provides for annual renewal options.


ITEM 3.  LEGAL PROCEEDINGS.

    Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis. See Note 7 in Item 8, "Financial Statements and Supplementary Data" for discussion of litigation with Sinclair Broadcast Group, Inc.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a special meeting of shareholders of the Company held on February 21, 2000, the following matters received the following votes:

MATTER DESCRIPTION                             VOTES FOR             VOTES AGAINST           ABSTAINING
------------------                             ---------             -------------           ----------
Increase authorized shares
 of Class A and Class B
 common stock
       Class A                                    8,626,729               6,313,588               3,747
       Class B                                   23,692,910                       -                   -

Creation of non-voting class
 of common stock
       Class A                                   12,744,500               2,183,060              16,504
       Class B                                   23,692,910                       -                   -

Creation of classified board
  of directors and other
  matters
  (Class A and B voted as one group)             29,378,911               8,254,898           1,003,165

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

              QUARTER ENDED                  HIGH*                  LOW*
              May 1998                       28.56                  20.75
              August 1998                    24.56                  18.25
              November 1998                  19.75                  11.06
              February 1999                  25.94                  16.94
              May 1999                       25.13                  19.50
              August 1999                    29.56                  22.00
              November 1999                  42.38                  27.25
              February 2000                  62.34                  35.63

    *All prices adjusted for the two-for-one stock split on February 24,2000.

    At April 30, 2000, there were approximately 2,122 record holders of the Class A common stock, and there were two record holders, but only one beneficial owner, of the Class B common stock.

    Emmis intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

    On October 25, 1999 Emmis sold 2,700,000 shares of its Class A Common Stock (5,400,000 shares after the subsequent stock split) to Liberty EMMS, Inc., a wholly owned subsidiary of Liberty Media Corporation, in a transaction not registered under the Securities Act of 1933. The cash purchase price of the stock was $148,500,000.

    The sale was exempt from registration under Section 4(2) of the Securities Act. Liberty Media Group holds interests in a broad range of video programming, communications, technology and internet businesses in the United States, Europe, South America and Asia. Its common stock is traded on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                                                                YEAR ENDED FEBRUARY 28 (29),
                                                        -----------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1996            1997           1998           1999         2000
                                                        -------------   -------------  -------------  -------------   ---------
OPERATING DATA:
    Net revenues                                        $   109,244     $   113,720    $   140,583    $   232,836     $   325,265
    Operating expenses                                       62,466          62,433         81,170        143,348         199,818
    International business development
     Expenses                                                 1,264           1,164            999          1,477           1,558
    Corporate expenses                                        4,419           5,929          6,846         10,427          13,872
    Time brokerage fee                                            -               -          5,667          2,220               -
    Depreciation and amortization                             5,677           5,481          7,536         28,314          44,161
    Non-cash compensation                                     3,667           3,465          1,482          4,269           7,357
    Programming restructuring cost                                -               -              -              -             896

    Operating income                                         31,751          35,248         36,883         42,781          57,603
    Interest expense                                         13,540           9,633         13,772         35,650          51,986
    Loss on donation of radio station                             -               -          4,833              -             956
    Other income (expense), net                                (303)            325              6          1,914           4,203

    Income before income taxes
     and extraordinary item                                  17,908          25,940         18,284          9,045           8,864
    Income before extraordinary item                         10,308          15,440         11,084          2,845           1,989
    Net income (loss)                                        10,308          15,440         11,084          1,248             (33)
    Net income (loss) available to common
     shareholders                                            10,308          15,440         11,084          1,248          (3,177)

    Net income (loss) per share
     available to common shareholders:
      Basic                                             $      0.48     $      0.71    $      0.51    $      0.04     $     (0.09)
      Diluted                                           $      0.46     $      0.68    $      0.49    $      0.04     $     (0.09)
    Weighted average common shares
     outstanding (1):
      Basic                                                  21,382          21,886         21,806         28,906          36,156
      Diluted                                                22,168          22,582         22,724         29,696          36,156


                                                                                       FEBRUARY 28 (29),
                                                         ----------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)

                                                            1996            1997           1998           1999            2000
                                                         -----------     -----------    -----------    -----------     --------
BALANCE SHEET DATA:
    Cash                                                 $   1,218       $   1,191      $   5,785      $    6,117      $   17,370
    Working capital                                         14,761          15,463         21,635           1,249          28,274
    Net intangible assets                                  135,830         131,743        234,558         802,307       1,033,970
    Total assets                                           176,566         189,716        333,388       1,014,831       1,327,306
    Credit facility and senior
     subordinated debt                                     124,000         115,000        215,000         577,000         300,000
    Shareholders' equity                                    13,884          34,422         43,910         235,549         776,367


                                                                                    YEAR ENDED FEBRUARY 28 (29),
                                                        ----------------------------------------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)

                                                            1996            1997           1998           1999            2000
                                                        ------------    ------------   ------------   ------------    -----------
OTHER DATA:
    Broadcast/publishing cash flow (2)                    $  46,778       $  51,287      $  59,413      $  89,488       $ 125,447
    EBITDA before certain charges (2)                        41,095          44,194         51,568         77,584         110,017
    Cash flows from (used in):
        Operating activities                                 23,221          21,362         22,487         35,121          26,360
        Investing activities                                    222         (13,919)      (116,693)      (541,470)       (271,946)
        Financing activities                                (25,430)         (7,470)        98,800        506,681         256,839
    Capital expenditures                                      1,396           7,559         16,991         37,383          29,316


(1) In February 2000, Emmis effected a 2 for 1 stock split of the outstanding shares of common stock. Accordingly, all data shown has been retroactively adjusted to reflect the stock split.

(2) Broadcast/publishing cash flow and EBITDA before certain charges are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for Emmis' results of operations presented on the basis of generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Emmis ("the Company") evaluates performance of its operating entities based on broadcast cash flow (BCF) and publishing cash flow (PCF). Management believes that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities. BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasting and publishing groups. BCF and PCF do not take into account Emmis' debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in Emmis' business or other discretionary uses.

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

    The Company's revenues are affected primarily by the advertising rates its entities charge. These rates are in large part based on the entities' ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities' ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station's local market are critical to the station's financial success, the Company's strategy is to use market research and advertising and promotion to attract and retain audiences in each station's chosen demographic target group.

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

ACQUISITIONS, DONATIONS AND INVESTMENTS

     On May 7, 2000, the Company entered into an agreement to purchase eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $562.5 million (the "Lee Acquisition"). The Lee Acquisition consists of the following stations: KOIN-TV (CBS) in Portland, Oregon, KRQE-TV (CBS) in Albuquerque, New Mexico (including satellite stations KBIM-TV, Roswell, New Mexico, and KREZ-TV, Durango, Colorado - Farmington, New Mexico), WSAZ-TV (NBC) in Charleston-Huntington, West Virginia, KSNW-TV (NBC) in Wichita, Kansas (including satellite stations KSNG-TV, Garden City, Kansas, KSNC-TV, Great Bend, Kansas, and KSNK-TV, Oberlin, Kansas - McCook, Nebraska), KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii, and KGMV-TV, Wailuku, Hawaii), KGUN-TV (ABC) in Tucson, Arizona, KMTV-TV (CBS) in Omaha, Nebraska, and

KSNT-TV (NBC) in Topeka, Kansas. The acquisition will be accounted for as a purchase and is subject to obtaining various regulatory, network and other approvals prior to closing. In connection with the Lee Acquisition, management intends to separate the Company's television and radio businesses. Management is evaluating structural and financing alternatives to effect this separation of businesses.

     On March 3, 2000, the Company acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.0 million in cash plus liabilities recorded of $1.4 million. Los Angeles Magazine Holding Company, Inc. owns and operates Los Angeles Magazine, a city magazine. The acquisition will be accounted for as a purchase and was financed through borrowings under the Company's credit facility (the "Credit Facility").

     On December 14, 1999, the Company completed its acquisition of substantially all of the assets of Country Marketplace and related publications from H&S Media, Inc. for approximately $1.8 million in cash plus liabilities recorded of approximately $.6 million. The acquisition was accounted for as a purchase and was financed through borrowings under the Credit Facility. The excess of the purchase price over the estimated fair value of identifiable assets was $2.3 million, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

     On November 16, 1999 Emmis purchased one million shares of BuyItNow.com L.L.C. for $5 million in cash, which represented an original investment of 2.49% of the outstanding equity of BuyItNow.com L.L.C. This investment is accounted for using the cost method of accounting and is reflected in other assets in the accompanying consolidated balance sheets. In a separate transaction, BuyItNow.com L.L.C. agreed to a cash purchase of $2.5 million of advertisements from Emmis through February 2001.

     On November 9, 1999, the Company completed its acquisition of 75% of the outstanding common stock of Votionis, S.A. ("Votionis") for $13.3 million in cash plus liabilities recorded of $5.6 million. Additional consideration of up to $2.2 million will be paid if certain conditions are met. Votionis consists of one FM and one AM radio station located in Buenos Aires, Argentina (the "Votionis Acquisition"). The acquisition was accounted for as a purchase and was financed with proceeds from the Company's October 1999 Common and Preferred Equity Offerings. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets. This broadcast license is being amortized over 23 years.

     On October 29, 1999, the Company completed its acquisition of substantially all of the assets of television station WKCF in Orlando, Florida ( the "WKCF Acquisition") from Press Communications, L.L.C. for approximately $197.1 million in cash. The purchase price included the purchase of land and a building for $2.2 million. The Company financed the acquisition through a $12.5 million advance payment borrowed under the Credit Facility and proceeds from the Company's October 1999 Common and Preferred Equity Offerings. In connection with the acquisition, the Company recorded $49.3 million in contract liabilities. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheet and are being amortized over 40 years. WKCF is an affiliate of the WB Television Network. As part of the WKCF Acquisition, the Company entered into an agreement with the WB Television Network which, among other things, extends the existing network affiliation agreement through December 2009.

     In June 1999, the Company entered into an agreement with a former executive of Sinclair Broadcast Group, Inc. ("Sinclair") to purchase the executive's right to acquire the assets of certain broadcast properties in St. Louis, Missouri under an option agreement (the "St. Louis Acquisition"). The right was exercised and allows the Company to purchase, at fair market value, six radio stations (five FM and one AM) and one ABC-affiliated television station from Sinclair.

   In November 1999, through completion of an appraisal process, the purchase price of the St. Louis Acquisition was determined to be $366.5 million. Sinclair has since filed a lawsuit in which it alleges, among other things, that the option agreement is not enforceable and that Emmis is not a proper designee of the executive's rights. The Company has denied the allegations made by Sinclair and believes that it has meritorious defenses to Sinclair's allegations. In addition, the Company has filed counterclaims against Sinclair, seeking, among other things, that the court order Sinclair to complete the sale of its St. Louis broadcast properties to the Company.

     The St. Louis Acquisition will be subject to approval by both the Federal Communications Commission and the Department of Justice; it will be accounted for as a purchase and will be financed through available cash, additional debt or equity securities, depending on market conditions and other factors.

     Under FCC regulations, Emmis can own no more than five FM and three AM stations in the St. Louis market. Since Emmis already owns three FM stations in the St. Louis market, concurrently with the consummation of the St. Louis Acquisition, Emmis must divest three FM stations. Management intends to divest the stations in the St. Louis market with the three weakest transmitting signals.

     On April 1, 1999, the Company completed its acquisition of substantially all of the assets of Country Sampler, Inc. (the "Country Sampler Acquisition") for approximately $20.9 million plus liabilities recorded of approximately $4.7 million. The purchase price was payable with $18.5 million in cash at closing, which was financed through additional borrowings under the Credit Facility, $2.0 million payable under a contract with the principal shareholder through April 2003, and $.5 million paid in October 1999. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of identifiable assets was $17.7 million, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

    Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (the "Wabash Acquisition") for a cash purchase price of $88.9 million (including transaction costs), plus liabilities recorded of approximately $12.2 million. The Company financed the acquisition through borrowings under the Credit Facility. The Wabash Acquisition consists of WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV a CBS network affiliated television station in Terre Haute, Indiana, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area. In December 1999, the Company donated radio station WTHI-AM to a not-for-profit corporation. The $1.0 million net book value of the station at the time of donation was recognized as a loss on donation of radio station.

    On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for a cash purchase price of $287.3 million (including transaction costs), a $25 million promissory note due to the former owner, plus liabilities recorded of approximately $34.7 million. The Company financed the acquisition through a $25 million promissory note and borrowings under the Credit Facility. The promissory note was paid in full in February 1999. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

    On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City (the "WQCD Acquisition") from Tribune New York Radio, Inc. for a cash purchase price of $141.6 million (including transaction costs) less approximately $13.0 million for cash purchase price adjustments relating to taxes, plus $20.0 million of net current tax liabilities, $52.5 million of deferred tax liabilities and $0.3 million of liabilities associated with the acquisition. The acquisition was accounted for as a purchase and was financed through borrowings under the Credit Facility. Effective July 1, 1997 through the date of closing, the Company operated WQCD-FM under a time brokerage agreement.

    On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37.4 million in cash plus liabilities recorded of $8.0 million (the "Mediatex Acquisition"). Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through borrowings under the Credit Facility.

    On November 1, 1997, the Company acquired substantially all of the net assets of Cincinnati Magazine from CM Media, Inc. for approximately $2.0 million in cash (the "Cincinnati Acquisition"). Emmis financed the acquisition through borrowings under the Credit Facility. The acquisition was accounted for as a purchase.

    On November 1, 1997, the Company completed its acquisition of substantially all of the assets of WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15.3 million in cash (the "Indianapolis Acquisition"). Emmis financed the acquisition through borrowings under the Credit Facility. The acquisition was accounted for as a purchase.

    Emmis owns a 54% interest in a Hungarian subsidiary (Slager Radio Rt.) which was formed in August 1997. In November 1997, Slager Radio acquired a radio broadcasting license from the Hungarian government at a cost of approximately $19.2 million. The broadcast license has an initial term of seven years and may be renewed, subject to governmental approval, for an additional five years. Slager Radio began broadcasting on February 16, 1998.

    On October 1, 1997, the Company acquired the assets of Network Indiana and AgriAmerica from Wabash Valley Broadcasting Corporation for $.7 million in cash (the "Network Acquisition"). Emmis financed the acquisition through borrowings under the Credit Facility. The acquisition was accounted for as a purchase.

    On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WXTM-FM (formerly WKBQ-FM and WALC-FM), WALC-AM (formerly WKBQ-AM) and WKKX-FM in St. Louis (the "St. Louis Acquisition") from Zimco, Inc. for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc., over a period of years. The purchase price was financed through borrowings under the Credit Facility and the acquisition was accounted for as a purchase. In February 1998, the Company donated radio station WALC-AM to a church. The $4.8 million net book value of the station at the time of donation was recognized as a loss on donation of radio station. Effective December 1, 1996 through the date of closing, the Company operated the acquired stations under a time brokerage agreement.

RESULTS OF OPERATIONS

    YEAR ENDED FEBRUARY 29, 2000 COMPARED TO YEAR ENDED FEBRUARY 28, 1999. Net revenues for the year ended February 29, 2000 were $325.3 million compared to $232.8 million for the same period of the prior year, an increase of $92.5 million or 39.7%. The increase in net revenues for the year ended February 29, 2000 is primarily the result of the SF, Wabash and WKCF Acquisitions (the "TV Acquisitions")($36.5 million) and Country Sampler Acquisition ($13.4 million). Excluding these transactions, net revenues for the year ended February 29, 2000 would have increased $42.6 million or 21.8%. Included in this increase is a decrease in political advertising revenue at our television stations as our fiscal year ended February 29, 2000 was not a significant year for political campaigns. The remaining increase in net revenues is due to the ability to realize higher advertising rates resulting from higher ratings at certain broadcasting properties, increases in general radio spending in the markets in which the Company operates, the ability to sell more advertising in our publications and an increase in single copy newsstand sales.

     Operating expenses for the year ended February 29, 2000 were $199.8 million compared to $143.3 million for the same period of the prior year, an increase of $56.5 million or 39.4%. The increase in operating expenses for the year ended February 29, 2000 is primarily the result of the TV Acquisitions ($25.0 million) and Country Sampler Acquisition ($11.2 million). Excluding these transactions, operating expenses for the year ended February 29, 2000 would have increased $20.3 million or 17.0%. This increase is principally due to higher advertising and promotional spending at certain of the Company's properties as well as an increase in sales related costs.

    Broadcast/publishing cash flow for the year ended February 29, 2000 was $125.4 million compared to $89.5 million for the same period of the prior year, an increase of $35.9 million or 40.2%. The increase in broadcast/publishing cash flow for the year ended February 29, 2000 is primarily the result of the TV Acquisitions ($11.5 million) and Country Sampler Acquisition ($2.2 million). Excluding these transactions, broadcast/publishing cash flow for the year ended February 29, 2000 would have increased $22.2 million or 29.3%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

     International business development expenses for the year ended February 29, 2000 were $1.6 million compared to $1.5 million for the same period of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

    Corporate expenses for the year ended February 29, 2000 were $13.9 million compared to $10.4 million for the same period of the prior year, an increase of $3.5 million or 33.0%. These increases are due to costs associated with year 2000 compliance, analysis of potential acquisitions and an increase in the number of corporate employees in all departments as a result of the growth of the Company.

    EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international development expenses. EBITDA before certain charges for the year ended February 29, 2000 was $110.0 million compared to $77.6 million for the same period of the prior year, an increase of $32.4 million or 41.8%. This increase was principally due to the increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

    Interest expense was $52.0 million for the year ended February 29, 2000 compared to $35.7 million for the same period of the prior year, an increase of $16.3 million or 45.8%. This increase reflected higher outstanding debt due to the TV Acquisitions, WQCD Acquisition, which was previously operated under a time brokerage agreement, and Country Sampler Acquisition and a higher rate of interest paid by the Company on outstanding debt.

    Depreciation and amortization expense for the year ended February 29, 2000 was $44.2 million compared to $28.3 million for the same period of the prior year, an increase of $15.9 million or 56.0%. The increase in depreciation and amortization expense for the year ended February 29, 2000 is primarily the result of the TV Acquisitions ($8.0 million), WQCD Acquisition ($2.2 million) and Country Sampler Acquisition ($2.3 million). The remaining increase relates to depreciation of capital additions in recent years.

    Non-cash compensation expense for the year ended February 29, 2000 was $7.4 million compared to $4.3 million for the same period of the prior year, an increase of $3.1 million or 72.3%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase was due to shares granted to certain executives under employment agreements for which the fair market value of the shares at the date of grant was higher than the fair market value of shares granted under previous employment agreements due to the appreciation in the Company's stock price.

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

     International business development expenses for the year ended February 28, 1999 were $1.5 million compared to $1.0 million for the same period of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

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

    EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international development expenses. EBITDA before certain charges for the year ended February 28, 1999 was $77.6 million compared to $51.6 million for the same period of the prior year, an increase of $26.0 million or 50.4%. This increase was principally due to the increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

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

    Non-cash compensation expense for the year ended February 28, 1999 was $4.3 million compared to $1.5 million for the same period of the prior year, an increase of $2.8 million or 188.1%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. The increase in non-cash compensation relates primarily to options awarded the CEO in fiscal 1999 under his employment contract while similar options were not awarded in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided by operations and availability under its Credit Facility. At February 29, 2000, the Company had cash and cash equivalents of $17.4 million, net working capital of $28.3 million and $398.9 million available under the Credit Facility, after considering an outstanding letter of credit of $1.1 million. The Company expects that cash flow from operating activities will be sufficient to fund all debt service requirements for debt existing at February 29, 2000, and working capital and capital expenditure requirements for the next year. In addition, the Company also has access to public equity and debt markets.

     On January 14, 2000, Emmis repaid the $250 million term note outstanding under its Credit Facility. The repayment resulted in cancellation of the term note portion of the Credit Facility.

     On October 29, 1999, Emmis completed the sale of 7.984 million shares of its Class A common stock at $31.25 per share resulting in total proceeds of $249.5 million. Net proceeds of $238.3 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the Credit Facility.

     At the same time as its public sale of 7.984 million shares of Class A common stock, Emmis entered into a stock purchase agreement with Liberty Media Corporation (Liberty) and sold 5.4 million shares of the Company's Class A common stock to Liberty for $148.5 million on November 18, 1999. Net proceeds of $145.3 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the Credit Facility.

     Also on October 29, 1999, the Company completed the sale of 2.875 million shares of 6.25% Series A cumulative convertible preferred stock at $50 per share resulting in total proceeds of $143.8 million. Net proceeds of $138.4 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the Credit Facility.

     Emmis has exercised its right, acquired in June 1999 from a former executive of Sinclair, to purchase certain broadcast properties in St. Louis, Missouri under an option agreement. The purchase price has been determined to be $366.5 million. The St. Louis Acquisition will be accounted for as a purchase and will be financed through available cash, additional debt or equity securities, depending on market conditions and other factors. For further discussion of this item, see Acquisitions, Donations and Investments.

     The Company has signed an agreement to purchase the outstanding common stock of one FM radio station and one AM radio station in Buenos Aires, Argentina. This will bring the Company's total radio holdings in Buenos Aires to four radio stations (two FM stations and two AM stations). Emmis expects that this acquisition will have an aggregate purchase price of approximately $10 million and will be financed through borrowings under the Credit Facility.

     On March 3, 2000, the Company acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.0 million in cash plus liabilities recorded of $1.4 million. The acquisition was financed through borrowings under the Credit Facility.

     On May 7, 2000, the Company entered into an agreement to purchase eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $562.5 million (the "Lee Acquisition"). The acquisition will be accounted for as a purchase and is subject to obtaining various regulatory, network and other approvals prior to closing. In connection with the Lee Acquisition, management intends to separate the Company's television and radio businesses. Management is evaluating structural and financing alternatives to effect this separation of businesses.

    In the fiscal years ended February 1998, 1999 and 2000, the Company had capital expenditures of $17.0 million, $37.4 million and $29.3 million, respectively. These capital expenditures primarily related to the Indianapolis office facility project, the KHON operating facilities project, leasehold improvements to office and studio facilities in connection with the consolidation of the New York broadcast properties to a single location, and broadcast equipment purchases and tower upgrades.

     As part of its business strategy, the Company continually evaluates potential acquisitions of radio and television stations as well as publishing properties. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

SEASONALITY

     The Company's results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and broadcast cash flow. This seasonality is due to the younger demographic composition of many of the Company's stations. Advertisers increase spending during the summer months to target these listeners. In addition, advertisers generally increase spending during the months of October and November, which are part of the Company's third quarter, in anticipation of the holiday season. Finally, revenues from political advertising tend to be higher in even numbered calendar years.

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

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133 is amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and is effective for years beginning after June 15, 2000. This pronouncement, which Emmis plans to adopt in its fiscal year ending February 28, 2002, will require, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Management believes adoption of this statement will not materially impact the Company's financial position or results of operations.

INTEREST RATES

    Although no balance existed as of February 29, 2000, future outstanding balances under the Company's Credit Facility will bear interest at variable rates. The Credit Facility requires Emmis to maintain interest rate protection agreements through July 2001. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility.

FOREIGN CURRENCY

    Emmis owns a 54% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary's operations are measured in its local currency. Emmis has a natural hedge since some of the subsidiary's long-term obligations are denominated in Hungarian forints. Emmis maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. It is estimated that a 10% change in the value of the U.S. dollar to the Hungarian forint would not be material.

    Emmis owns a 75% interest in an Argentinean subsidiary which is consolidated in the accompanying financial statements. This subsidiary's operations are measured in its local currency (peso), which is tied to the U.S. dollar through the Argentine government's Convertibility Plan. Emmis maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28 (29),
                                                                     ------------------------------------------------------------
                                                                         1998                     1999                     2000
                                                                     ------------------------------------------------------------
GROSS REVENUES                                                       $  165,324               $  274,056               $  380,995

LESS AGENCY COMMISSIONS                                                  24,741                   41,220                   55,730
                                                                     ----------                 --------                 --------

NET REVENUES                                                            140,583                  232,836                  325,265
 Operating expenses                                                      81,170                  143,348                  199,818
 International business
   development expenses                                                     999                    1,477                    1,558
 Corporate expenses                                                       6,846                   10,427                   13,872
 Time brokerage fee                                                       5,667                    2,220                        -
 Depreciation and amortization                                            7,536                   28,314                   44,161
 Non-cash compensation                                                    1,482                    4,269                    7,357
 Programming restructuring cost                                               -                        -                      896
                                                                     ----------                 --------                 --------

OPERATING INCOME                                                         36,883                   42,781                   57,603
                                                                     ----------                 --------                 --------

OTHER INCOME (EXPENSE):
  Interest expense                                                      (13,772)                 (35,650)                 (51,986)
  Loss on donation of radio station                                      (4,833)                       -                     (956)
  Other income, net                                                           6                    1,914                    4,203
                                                                     ----------                 --------                 --------
    Total other income (expense)                                        (18,599)                 (33,736)                 (48,739)
                                                                     ----------                 --------                 --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
 ITEM                                                                    18,284                    9,045                    8,864
PROVISION FOR INCOME TAXES                                                7,200                    6,200                    6,875
                                                                     ----------                 --------                 --------
INCOME BEFORE EXTRAORDINARY ITEM                                         11,084                    2,845                    1,989
EXTRAORDINARY ITEM, NET OF TAX                                                -                    1,597                    2,022
                                                                     ----------                 --------                 --------
NET INCOME (LOSS)                                                        11,084                    1,248                      (33)
PREFERRED STOCK DIVIDENDS                                                     -                        -                    3,144
                                                                     ----------                 --------                 --------
NET INCOME (LOSS) AVAILABLE TO COMMON
 SHAREHOLDERS                                                        $   11,084                 $  1,248                 $ (3,177)
                                                                     ==========                 ========                 ========

BASIC EARNINGS PER COMMON SHARE:
   Before extraordinary item                                         $     0.51                 $   0.10                 $  (0.03)
   Extraordinary item, net of tax                                             -                    (0.06)                   (0.06)
                                                                     ----------                 --------                 --------
   Net income (loss) available to common
    shareholders                                                     $     0.51                 $   0.04                 $  (0.09)
                                                                     ==========                 ========                 =========

DILUTED EARNINGS PER COMMON SHARE:
   Before extraordinary item                                         $     0.49                 $   0.10                 $  (0.03)
   Extraordinary item, net of tax                                             -                    (0.06)                   (0.06)
                                                                     ----------                 --------                 --------
   Net income (loss) available to common
    shareholders                                                     $     0.49                 $   0.04                 $  (0.09)
                                                                     ==========                 ========                 =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      FEBRUARY 28 (29),
                                                                                              ---------------------------------
                                                                                                    1999                 2000
                                                                                              -------------         -----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                                    $       6,117         $      17,370
 Accounts receivable, net of allowance for doubtful
   accounts of $1,698 and $1,924, respectively                                                       51,479                66,471
 Current portion of TV program rights                                                                 3,646                 5,452
 Income tax refunds receivable                                                                            -                 4,685
 Prepaid expenses                                                                                     6,833                10,053
 Other                                                                                                3,007                 8,685
                                                                                              -------------         -------------
          Total current assets                                                                       71,082               112,716
                                                                                              -------------         -------------

PROPERTY AND EQUIPMENT:
  Land and buildings                                                                                 35,411                52,789
  Leasehold improvements                                                                              8,351                 9,006
  Broadcasting equipment                                                                             63,943                74,975
  Office equipment and automobiles                                                                   21,199                30,270
  Construction in progress                                                                            3,418                 1,210
                                                                                              -------------         -------------
                                                                                                    132,322               168,250
  Less- Accumulated depreciation and amortization                                                    26,262                39,346
                                                                                              -------------         -------------
      Total property and equipment, net                                                             106,060               128,904
                                                                                              -------------         -------------

INTANGIBLE ASSETS:
  Broadcast licenses                                                                                711,928               959,454
  Excess of cost over fair value of net
    assets of purchased businesses                                                                  123,614               131,013
  Other intangibles                                                                                   6,388                14,558
                                                                                              -------------         -------------
                                                                                                    841,930             1,105,025
  Less- Accumulated amortization                                                                     39,623                71,055
                                                                                              -------------         -------------
      Total intangible assets, net                                                                  802,307             1,033,970
                                                                                              -------------         -------------

OTHER ASSETS:
  Deferred debt issuance costs and cost of interest
   rate cap agreements, net of accumulated
   amortization of $839 and $2,535, respectively                                                     18,907                14,082
  TV program rights, net of current portion                                                           7,836                15,851
  Investments                                                                                         5,664                10,664
  Deposits and other                                                                                  2,975                11,119
                                                                                              -------------         -------------
      Total other assets, net                                                                        35,382                51,716
                                                                                              -------------         -------------
          Total assets                                                                        $   1,014,831         $   1,327,306
                                                                                              =============         =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          FEBRUARY 28 (29),
                                                                                              -------------------------------------
                                                                                                     1999                    2000
                                                                                              ---------------        --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                              $      15,635         $      22,957
  Current maturities of other long-term debt                                                              835                 5,379
  Current portion of TV program rights payable                                                          9,471                16,816
  Collection of accounts receivable on behalf of
     SF Broadcasting and Wabash Valley Broadcasting                                                     9,016                     -
  Accrued salaries and commissions                                                                      4,545                 8,162
  Accrued interest                                                                                      6,223                11,077
  Income tax payable                                                                                   12,057                     -
  Deferred revenue                                                                                      7,238                15,912
  Other                                                                                                 4,813                 4,139
                                                                                                -------------         -------------
          Total current liabilities                                                                    69,833                84,442

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT                                                          577,000               300,000
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                                           18,805                14,607
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                                                      25,161                58,585
OTHER NONCURRENT LIABILITIES                                                                            3,466                 5,408
MINORITY INTEREST                                                                                           -                   758
DEFERRED INCOME TAXES                                                                                  85,017                87,139
                                                                                                -------------         -------------
          Total liabilities                                                                           779,282               550,939
                                                                                                -------------         -------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:

  Series A cumulative convertible preferred stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding 0 shares
    and 2,875,000 shares, respectively                                                                      -                    29
  Class A common stock, $.01 par value; authorized 68,000,000 shares;
    issued and outstanding 26,380,414 shares and 41,232,811 shares,
    respectively                                                                                          264                   412
  Class B common stock, $.01 par value; authorized 12,000,0000 shares;
    issued and outstanding 5,164,530 shares and 4,738,582 shares,
    respectively                                                                                           52                    47
  Additional paid-in capital                                                                          260,186               804,820
  Accumulated deficit                                                                                 (24,305)              (27,482)
  Accumulated other comprehensive income                                                                 (648)               (1,459)
                                                                                                -------------         -------------
          Total shareholders' equity                                                                  235,549               776,367
                                                                                                -------------         -------------

          Total liabilities and shareholders' equity                                            $   1,014,831         $   1,327,306
                                                                                                =============         =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 29, 2000

                                                                CLASS A                  CLASS B                   SERIES A
                                                             COMMON STOCK             COMMON STOCK              PREFERRED STOCK
                                                       ----------------------   -----------------------   -------------------------
                                                         SHARES                     SHARES                        SHARES
                                                       OUTSTANDING       AMOUNT    OUTSTANDING      AMOUNT     OUTSTANDING   AMOUNT
                                                       -----------       ------    -----------      ------     -----------   ------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, FEBRUARY 28, 1997                              16,821,912       $ 168       5,148,940      $ 52              -        $  -

Issuance of Class A common stock in
  exchange for Class B common stock                         27,152           -         (27,152)        -              -           -
Exercise of stock options and
  related income tax benefits                              212,610           2               -         -              -           -
Compensation related to granting
  of stock and stock options                                     -           -               -         -              -           -
Issuance of Class A common
  stock to profit sharing plan                              30,304           -               -         -              -           -
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                      158,230           2               -         -              -           -
Purchase of Class A common
  stock                                                   (388,888)         (4)              -         -              -           -

Comprehensive Income:
Net income                                                       -           -               -         -              -           -
                                                     -------------        ----   -------------      ----   ------------        ----
BALANCE, FEBRUARY 28, 1998                              16,861,320         168       5,121,788        52              -           -
                                                     -------------        ----   -------------      ----   ------------        ----

Issuance of Class A common stock in
  exchange for Class B common stock                         15,258           -         (15,258)        -              -           -
Exercise of stock options and
  related income tax benefits                              249,356           3          58,000         -              -           -
Compensation related to granting
  of stock and stock options                                     -           -               -         -              -           -
Issuance of Class A Common
  Stock to profit sharing plan                              43,184           1               -         -              -           -
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                       11,296           -               -         -              -           -
Sale of Class A common stock, net
  of costs incurred of $10,560                           9,200,000          92               -         -              -           -

Comprehensive Income:
Net income                                                       -           -               -         -              -           -
Cumulative translation adjustment                                -           -               -         -              -           -
Total comprehensive income                                       -           -               -         -              -           -
                                                     -------------       -----   -------------      ----   ------------        ----
BALANCE, FEBRUARY 28, 1999                              26,380,414         264       5,164,530        52              -           -
                                                    --------------       -----   -------------      ----   ------------        ----

Issuance of Class A common stock in
  exchange for Class B common stock                        505,668           5        (505,668)       (5)             -           -
Exercise of stock options and
  related income tax benefits                              886,496           9          79,720         -              -           -
Compensation related to granting
  of stock and stock options                                     -           -               -         -              -           -
Issuance of Class A common
  stock to profit sharing plan                              34,246           -               -         -              -           -
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                       41,987           -               -         -              -           -
Sale of Class A common stock, net
  of costs incurred of $14,430                          13,384,000         134               -         -              -           -
Sale of Series A cumulative
  convertible preferred stock, net
  of costs incurred of $5,341                                    -           -               -         -      2,875,000          29
Preferred stock dividends paid                                   -           -               -         -              -           -
Comprehensive Income:
Net income                                                       -           -               -         -              -           -
Cumulative translation adjustment                                -           -               -         -              -           -
Total comprehensive income                                       -           -               -         -              -           -
                                                     -------------       -----   -------------      ----   ------------        ----
BALANCE, FEBRUARY 29, 2000                              41,232,811       $ 412       4,738,582      $ 47      2,875,000        $ 29
                                                    ==============       =====   =============      ====   ============        ====

                FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 29, 2000


                                                                                              ACCUMULATED
                                                      ADDITIONAL                                OTHER                TOTAL
                                                       PAID-IN            ACCUMULATED        COMPREHENSIVE        SHAREHOLDERS'
                                                        CAPITAL             DEFICIT             INCOME               EQUITY
                                                        -------             -------             ------               ------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, FEBRUARY 28, 1997                               70,839             (36,637)                   -             34,422

Issuance of Class A common stock in
  exchange for Class B common stock                           -                   -                    -                  -
Exercise of stock options and
  related income tax benefits                             2,965                   -                    -              2,967
Compensation related to granting
  of stock and stock options                                732                   -                    -                732
Issuance of Class A common
  stock to profit sharing plan                              750                   -                    -                750
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                       953                   -                    -                955
Purchase of Class A common
  stock                                                  (6,996)                  -                    -             (7,000)

Comprehensive Income:
Net income                                                    -              11,084                    -             11,084
                                                  -------------        ------------          -----------       ------------
BALANCE, FEBRUARY 28, 1998                               69,243             (25,553)                   -             43,910
                                                  -------------        ------------          -----------       ------------

Issuance of Class A common stock in
  exchange for Class B common stock                           -                   -                    -                  -
Exercise of stock options and
  related income tax benefits                             4,127                   -                    -              4,130
Compensation related to granting
  of stock and stock options                              3,269                   -                    -              3,269
Issuance of Class A common
  stock to profit sharing plan                              999                   -                    -              1,000
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                         -                   -                    -                  -
Sale of Class A common stock, net
  of costs incurred of $10,560                          182,548                   -                    -            182,640

Comprehensive Income:
Net income                                                    -               1,248                    -                  -
Cumulative translation adjustment                             -                   -                 (648)
Total comprehensive income                                    -                   -                    -                600
                                                  -------------        ------------          -----------       ------------
BALANCE, FEBRUARY 28, 1999                              260,186             (24,305)                (648)           235,549
                                                  -------------        -------------         ------------      ------------

Issuance of Class A common stock in
  exchange for Class B common stock                           -                   -                    -                  -
Exercise of stock options and
  related income tax benefits                            16,761                   -                    -             16,770
Compensation related to granting
  of stock and stock options                              4,807                   -                    -              4,807
Issuance of Class A common
  stock to profit sharing plan                            1,250                   -                    -              1,250
Issuance of Class A common stock
  to employees and officers and related
  income tax benefits                                         -                   -                    -                  -
Sale of Class A common stock, net
  of costs incurred of $14,430                          383,436                   -                    -            383,570
Sale of Series A cumulative
  convertible preferred stock, net
  of costs incurred of $5,341                           138,380                   -                    -            138,409
Preferred stock dividends paid                                -              (3,144)                   -             (3,144)
Comprehensive Income:
Net income (loss)                                             -                 (33)                   -
Cumulative translation adjustment                             -                   -                 (811)
Total comprehensive income                                    -                   -                    -               (844)
                                                  -------------        ------------          -----------       ------------
BALANCE, FEBRUARY 29, 2000                        $     804,820        $    (27,482)         $    (1,459)      $    776,367
                                                  =============        ============          ===========       ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                               FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28 (29),
                                                                          --------------------------------------------------------
                                                                                1998                  1999                 2000
                                                                          --------------------   -------------------- ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                          $   11,084          $      1,248         $        (33)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities-
     Extraordinary item                                                               -                 1,597                2,022
     Depreciation and amortization                                                9,719                32,158               53,818
     Provision for bad debts                                                        802                 1,745                2,550
     Provision (benefit) for deferred income taxes                                 (524)                4,953                6,670
     Non-cash compensation                                                        1,482                 4,269                7,357
     Loss on donation of radio station                                            4,833                     -                  956
     Other                                                                          357                (1,143)                (783)
  Changes in assets and liabilities -
     Accounts receivable                                                         (8,389)              (21,104)             (13,319)
     Prepaid expenses and other current assets                                   (4,760)                 (727)             (14,546)
     Other assets                                                                (1,832)                3,435               (2,507)
     Accounts payable and accrued liabilities                                     9,139                 7,007               10,165
     Deferred revenue                                                               292                  (747)               4,332
     Other liabilities                                                              284                 2,430              (30,322)
                                                                             ----------          ------------         ------------
        Net cash provided by operating activities                                22,487                35,121               26,360
                                                                             ----------          ------------         ------------

INVESTING ACTIVITIES:
  Cash paid for acquisitions                                                    (92,377)             (504,748)            (231,130)
  Purchases of property and equipment                                           (16,991)              (37,383)             (29,316)
  Deposits on acquisitions and other                                             (7,325)                  661              (11,500)
                                                                             -----------         ------------         ------------
        Net cash used by investing activities                                  (116,693)             (541,470)            (271,946)
                                                                             ----------          ------------         ------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  288,378            1,063,000              149,668
  Payments on long-term debt                                                   (183,928)            (723,500)            (426,668)
  Proceeds (purchase) of the Company's Class A common
      stock, net of transaction costs                                            (7,000)             182,640              383,570
  Proceeds of the Company's Series A cumulative
      convertible preferred stock, net of
      transaction costs                                                               -                    -              138,409
  Proceeds from exercise of stock options                                         3,922                4,130               13,881
  Purchases of interest rate cap agreements and other
      debt related costs                                                         (4,291)             (19,589)                   -
  Preferred stock dividends paid                                                      -                    -               (2,021)
  Other                                                                           1,719                    -                    -
                                                                             ----------         ------------        -------------
        Net cash provided by financing activities                                98,800              506,681              256,839
                                                                             ----------         ------------        -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                             4,594                  332               11,253

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                               1,191                5,785                6,117
                                                                             ----------         ------------        -------------
  End of year                                                                $    5,785         $      6,117        $      17,370
                                                                             ==========         ============        =============


                             (DOLLARS IN THOUSANDS)


                                                                               FOR THE THREE-YEAR PERIOD ENDED FEBRUARY 28 (29),
                                                                             ------------------------------------------------------
                                                                                1998                    1999               2000
                                                                             ---------------      ----------------    ------------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                                                 $    9,655           $     33,439        $     41,735
    Income taxes                                                                  8,419                  1,580               9,589
  Non-cash investing and financing transactions-
    Fair value of assets acquired by incurring debt                                  32                      -                   -
    Preferred stock dividends accrued                                                 -                      -               1,123

ACQUISITION OF WXTM-FM, WALC-AM AND WKKX-FM:
   Fair value of assets acquired                                             $   44,564                      -                   -
   Cash paid                                                                     43,564                      -                   -
                                                                             ----------
   Liabilities recorded                                                      $    1,000                      -                   -

ACQUISITION OF TEXAS MONTHLY:
   Fair value of assets acquired                                             $   45,421                      -                   -
   Cash paid                                                                     37,389                      -                   -
                                                                             ----------
   Liabilities recorded                                                      $    8,032                      -                   -

ACQUISITION OF WQCD-FM:
   Fair value of assets acquired                                                      -           $    201,347                   -
   Cash paid                                                                          -                128,550                   -
                                                                                                  ------------
   Liabilities recorded                                                               -           $     72,797                   -

ACQUISITION OF SF BROADCASTING:
   Fair value of assets acquired                                                      -           $    346,952                   -
   Cash paid                                                                          -                287,293                   -
                                                                                                  ------------
   Liabilities recorded                                                               -           $     59,659                   -

ACQUISITION OF WABASH VALLEY BROADCASTING:
   Fair value of assets acquired                                                      -           $    101,055                   -
   Cash paid                                                                          -                 88,905                   -
                                                                                                  ------------
   Liabilities recorded                                                               -           $     12,150                   -

ACQUISITION OF COUNTRY SAMPLER:
   Fair value of assets acquired                                                      -                      -        $     25,608
   Cash paid                                                                          -                      -              18,954
                                                                                                                      ------------
   Liabilities recorded                                                               -                      -        $      6,654

ACQUISITION OF WKCF-TV:
   Fair value of assets acquired                                                      -                      -        $    246,495
   Cash paid                                                                          -                      -             197,105
                                                                                                                      ------------
   Liabilities recorded                                                               -                      -        $     49,390

ACQUISITION OF VOTIONIS, S.A.:
   Fair value of assets acquired                                                      -                      -        $     18,936
   Cash paid                                                                          -                      -              13,302
                                                                                                                      ------------
   Liabilities recorded                                                               -                      -        $      5,634


The accompanying notes to consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Organization

      Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. The thirteen FM radio stations and two AM radio stations Emmis Communications Corporation owns in the United States serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as St. Louis, Indianapolis and Terre Haute, Indiana. The seven television stations are located in Orlando, Florida, New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, Honolulu, Hawaii, Fort Myers, Florida and Terre Haute, Indiana. Emmis Communications Corporation also publishes Indianapolis Monthly, Texas Monthly, Country Sampler, Cincinnati and Atlanta magazines, has a 54% interest in a national radio station in Hungary (Slager Radio), a 75% interest in one FM and one AM radio station in Buenos Aires, Argentina, and engages in certain businesses ancillary to its business, such as broadcast tower leasing and advertising and program consulting.

    b. Principles of Consolidation

      The consolidated financial statements include the accounts of Emmis Communications Corporation and its majority owned Subsidiaries. Unless the content otherwise requires, references to Emmis or the Company in these financial statements mean Emmis Communications Corporation and its Subsidiaries. Emmis' foreign subsidiaries report on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). All significant intercompany balances and transactions have been eliminated.

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

      The rights to program materials are reflected in the accompanying consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Amortization of program contract costs is computed under either the straight-line method over the contract period or based on usage, whichever yields the greater amortization for each program on a monthly basis. Program contract costs that management expects to be amortized in the succeeding year are classified as current assets. Program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.

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

    h.   Property and Equipment

       Property and equipment are recorded at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years for leasehold improvements, and 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. Interest was capitalized in connection with the construction of the Indianapolis office facility and the KHON operating facility. The capitalized interest was recorded as part of the buildings. In fiscal 1998, 1999 and 2000 approximately $312,000, $1,591,000 and $420,000 of interest was capitalized, respectively. On a continuing basis, the Company reviews the financial statement carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations.

    i.   Intangible Assets

       Intangible assets are recorded at cost. Generally, broadcast licenses, trademarks and the excess of cost over fair value of net assets of purchased businesses are being amortized using the straight-line method over 40 years. The cost of the broadcast license for Slager Radio is being amortized over the seven year initial term of the license. The cost of the broadcast license for the two stations in Buenos Aires, Argentina is being amortized over the twenty-three year remaining term of the license. The excess of cost over fair value of net assets resulting from the purchase of publications is being amortized over 15 years. Other intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years.

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

    j.   Investments

       Emmis has a 50% ownership interest in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. This investment of $5,114,000 is accounted for on the equity method of accounting. Emmis has a $5,000,000 investment, which represents an original 2.49% ownership interest, in BuyItNow.com L.L.C., which is being accounted for on the cost method of accounting.

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

    l.   Foreign Currency Translation

       The functional currency of Slager Radio is the Hungarian forint. Slager Radio's balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the balance sheet date. Slager Radio's results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio's financial statements was $648,000 and $811,000 for the years ended February 28 (29), 1999 and 2000, respectively. This adjustment is reflected in shareholders' equity in the accompanying consolidated balance sheet.

       The functional currency of the two stations in Argentina is the Argentinean peso. The peso is tied to the U.S. dollar through the Argentine government's Convertibility Plan. Thus, translation adjustments resulting from the conversion of these stations' financial statements were immaterial for the year ended February 29, 2000.

    m.   Earnings Per Share

       Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (21,806,666, 28,905,640 and 36,155,982 shares for the years ended February 28 (29), 1998, 1999 and 2000, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 28, 1998 and 1999 consisted solely of stock options. Potentially dilutive securities at February 29, 2000 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the conversion of the stock options nor the conversion of the preferred stock is included in the calculation of diluted net income per common share for the year ended February 29, 2000 as the effect of these conversions would be antidilutive. Weighted average common equivalent shares outstanding for the period for purposes of computing diluted EPS are 22,723,762, 29,696,342 and 36,155,982 for the years ended February 28 (29), 1998, 1999 and 2000, respectively. Excluded from the calculation of diluted net income per share are 2.7 million weighted average shares that would result from the conversion of the stock options and preferred shares for the year ended February 29, 2000.

    n.   Stock Splits

     In February 2000, the Company effected a 2 for 1 stock split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

    o.   Estimates

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

    p.   Fair Value of Financial Instruments

       The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Except for the Senior Subordinated Notes, the carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt. The fair value of the Senior Subordinated Notes on February 29, 2000 was approximately $281.3 million, based on current market information. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

    q.   Accounting Pronouncement

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133 is amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and is effective for years beginning after June 15, 2000. This pronouncement, which Emmis plans to adopt in its fiscal year ending February 28, 2002, will require, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Management believes adoption of this statement will not materially impact the Company's financial position or results of operations.

    r.   Reclassifications

       Certain reclassifications have been made to the February 28, 1998 and 1999 financial statements to be consistent with the February 29, 2000 presentation.

2.       COMMON STOCK

    Emmis has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by the principal shareholder (Jeffrey H. Smulyan). All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with the principal shareholder. At February 28 (29), 1999 and 2000, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issuance of Class A and Class B common stock.

    In June 1997, Emmis acquired 388,888 shares of its Class A common stock from Morgan Stanley, Dean Witter, Discover and Co. at $18.00 per share. The aggregate purchase price of $7.0 million is reflected as a decrease to paid in capital in the accompanying financial statements and was financed through additional borrowings under the Company's Credit Facility.

    In June 1998, Emmis completed the sale of 9.2 million shares of its Class A common stock at $21.00 per share resulting in total proceeds of $193.2 million. Net proceeds from the offering were used to repay outstanding obligations under the Credit Facility.

     On October 29, 1999, Emmis completed the sale of 7.984 million shares of its Class A common stock at $31.25 per share resulting in total proceeds of $249.5 million. Net proceeds of $238.3 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the Credit Facility.

     At the same time as its public sale of 7.984 million shares of Class A common stock, Emmis entered into a stock purchase agreement with Liberty Media Corporation (Liberty) and sold 5.4 million shares of the Company's Class A common stock to Liberty for $148.5 million on November 18, 1999. Net proceeds of $145.3 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the Credit Facility.

3.       PREFERRED STOCK

     Emmis has authorized 10,000,000 shares of preferred stock which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize.

     On October 29, 1999, the Company completed the sale of 2.875 million shares of 6.25% Series A cumulative convertible preferred stock at $50 per share resulting in total proceeds of $143.8 million. Net proceeds of $138.4 million were used to fund the acquisition of WKCF-TV in Orlando, Florida, two radio stations in Buenos Aires, Argentina, and to repay certain outstanding obligations under the Credit Facility.

     The 6.25% Series A cumulative convertible preferred stock has a liquidation preference of $50 per share and a par value of $.01 per share. Each preferred share is convertible at the option of the holder into 1.28 shares of Class A common stock, subject to certain events. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share.

     The Company may not redeem the preferred stock prior to April 15, 2001. From April 15, 2001 to October 15, 2002, the Company may redeem the preferred stock at a redemption premium equal to 104.911% of the stated liquidation preference (plus accumulated and unpaid dividends, if any) if certain conditions are met. Beginning on October 15, 2002, and each October 15 thereafter, the Company may redeem the preferred stock for cash at the following redemption premiums (which are expressed as a percentage of the liquidation preference per share), plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date:

            YEAR                                AMOUNT
            ----                                ------
            2002                               103.571%
            2003                               102.679%
            2004                               101.786%
            2005                               100.893%
            2006 and thereafter                100.000%



4.      CREDIT FACILITY AND SENIOR SUBORDINATED DEBT

     The Credit Facility and Senior Subordinated Debt was comprised of the following at February 28 (29), 1999 and 2000:



                                                    1999                2000
                                                ------------        ------------
                                                    (DOLLARS IN THOUSANDS)
Credit Facility:
  Revolving Credit Facility                     $    27,000        $          -
  Term Note                                         250,000                   -
8 1/8% Senior Subordinated Notes Due 2009           300,000             300,000
                                                -----------        ------------
    Total debt                                  $   577,000         $   300,000
                                                ===========        ============


Credit Facility

     On July 16, 1998 the Company entered into an amended and restated Credit Facility for $750 million, which could have originally been increased up to $1.0 billion. As a result of the early payoff of the refinanced debt, the Company recorded an extraordinary loss of approximately $1.6 million, net of taxes, related to unamortized deferred debt issuance costs in the year ended February 28, 1999. On July 17, 1999, in accordance with a provision in the Credit Facility, total borrowing capacity under the Credit Facility decreased by $100.0 million. On January 14, 2000, Emmis repaid its $250 million term note outstanding under its Credit Facility. As provided in the Credit Facility, the repayment resulted in the cancellation of the term note and the Company recorded an extraordinary loss of approximately $2.0 million, net of taxes, related to unamortized deferred debt issuance costs, in the year ended February 29, 2000. The amended and restated Credit Facility expires on August 31, 2006 and is now comprised of a $400 million revolving credit facility, which may be increased up to $650 million.

    The amended and restated Credit Facility provides for letters of credit to be made available to the Company not to exceed $50 million. The aggregate amount of outstanding letters of credit and amounts borrowed under the revolving credit facility cannot exceed the revolving credit facility commitment. At February 29, 2000, a $1.1 million letter of credit was outstanding.

    All outstanding amounts under the Credit Facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies, depending on Emmis' ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement. The weighted-average interest rate on borrowings outstanding under the Credit Facility at February 28, 1999 was approximately 7.69% and there were no borrowings outstanding as of February 29, 2000. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The Credit Facility requires the Company to maintain interest rate protection agreements through July 2001. The notional amount required varies based upon Emmis' ratio of adjusted debt to EBITDA, as defined in the Credit Facility. The notional amount of the agreements at February 29, 2000 totaled $274 million. The agreements, which expire at various dates ranging from April 2000 to February

2001, establish various ceilings on the Credit Facility's underlying base rate approximating a weighted average rate of 7.1% on the three-month LIBOR interest rate. The cost of these agreements is being amortized over the lives of the agreements and the amortization is included as a component of interest expense.

    The aggregate amount of the revolving credit facility reduces quarterly beginning August 31, 2001. The annual amortization and reduction schedules as of February 29, 2000, assuming the entire $400 million Credit Facility was outstanding prior to the scheduled amortization payments are as follows:

         SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY AVAILABILITY (In thousands)



                                                        REVOLVING
                   YEAR ENDED                        CREDIT FACILITY
                FEBRUARY 28 (29),                     AMORTIZATION
             ----------------------                  ----------------

                      2002                            $    40,000
                      2003                                 60,000
                      2004                                 80,000
                      2005                                 90,000
                      2006                                 70,000
                      2007                                 60,000
                                                      -----------
                     Total                            $   400,000
                                                      ===========


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

    The Credit Facility contains various financial and operating covenants and other restrictions with which Emmis must comply, including, among others, restrictions on additional indebtedness, engaging in businesses other than broadcasting and publishing, paying cash dividends, redeeming or repurchasing capital stock of Emmis and use of borrowings, as well as requirements to maintain certain financial ratios. The Company was in compliance with these covenants at February 29, 2000. The Credit Facility also prohibits Emmis, under certain circumstances, from making acquisitions and disposing of certain assets without the prior consent of the lenders, and provides that an event of default will occur if Jeffrey H. Smulyan ceases to maintain (i) a significant equity investment in Emmis (as specified in the Credit Facility), (ii) the ability to elect a majority of Emmis' directors or (iii) control of a majority of shareholder voting power. Substantially all of Emmis' assets, including the stock of Emmis' wholly-owned subsidiaries, are pledged to secure the Credit Facility.

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

     Prior to March 15, 2002, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.125% plus accrued and unpaid interest, provided that at least $195.0 million of the aggregate principal amount of the Notes originally issued remains outstanding after such redemption. On or after March 15, 2004 and until March 14, 2007, the Notes will be redeemable at the option of the Company in whole or in part at prices ranging from 104.063% to 101.354% plus accrued and unpaid interest. On or after March 15, 2007, the Notes may be redeemable at 100% plus accrued and unpaid interest. Upon a Change of Control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the Notes is payable semi-annually. The Notes have no sinking fund requirements and are due in full on March 15, 2009.

     The Notes are guaranteed by certain subsidiaries of the Company and expressly subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes will rank pari passu with any future Senior Subordinated Indebtedness (as defined) and senior to all Subordinated Indebtedness (as defined) of the Company.

     The indenture relating to the Notes contains covenants with respect to the Company which include limitations of indebtedness, restricted payments, transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, sale/leaseback transactions and mergers, consolidations or sales of substantially all of the Company's assets. The Company was in compliance with these covenants at February 29, 2000.

5.      OTHER LONG-TERM DEBT.

     Other long-term debt was comprised of the following at February 28 (29), 1999 and 2000:



                                                                        1999                    2000
                                                                    -------------          -------------
                                                                           (DOLLARS IN THOUSANDS)

  Hungary:
      License Obligation                                             $    13,428             $    14,147
      Bonds Payable                                                        2,877                   2,497
      Notes Payable                                                          784                     784
  Other                                                                    2,551                   2,558
                                                                     -----------             -----------
  Total Other Long-Term Debt                                              19,640                  19,986
  Less: Current Maturities                                                   835                   5,379
                                                                     -----------             -----------
  Other Long Term Debt, Net of Current Maturities                    $    18,805             $    14,607
                                                                     ===========             ===========



     The License Obligation is payable to the Hungarian government in Hungarian forints, by Emmis' Hungarian subsidiary in four equal annual installments commencing November 2000. The License Obligation of $14.1 million as of February 29, 2000, is reflected net of an unamortized discount of $0.9 million. The obligation is non-interest bearing, however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and is included in interest expense. Prevailing market interest rates in Hungary exceed inflation by approximately 3%. Accordingly, the License Obligation has been discounted at an imputed interest rate of approximately 3% to reflect the obligation at its fair value.

     The Hungarian Bonds and Notes Payable are payable by Emmis' Hungarian subsidiary to the minority shareholders of the subsidiary. The Bonds, payable in Hungarian forints, are due on maturity at November 2004 and bear interest at the Hungarian State Bill rate plus 3% (approximately 20.2% and 17.5% at February 28
(29), 1999 and 2000, respectively). Interest is payable semi-annually. The Notes Payable and accrued interest, payable in U.S. dollars, are due December 31, 2002 and bear interest at 10.25%.

6.       TV PROGRAM RIGHTS PAYABLE.

     Future payments required under TV program rights payable as of February 29, 2000, are as follows (in thousands):


2001                                                          $   16,816
2002                                                              14,680
2003                                                              12,534
2004                                                               9,827
2005                                                               8,180
2006 and thereafter                                               13,364
                                                              ----------
                                                                  75,401

Less: Current Portion of TV Program Rights Payable                16,816
                                                              ----------
TV Program Rights Payable, Net of Current Portion             $   58,585
                                                              ==========


7.      ACQUISITIONS, DONATIONS AND INVESTMENTS

     On December 14, 1999, the Company completed its acquisition of substantially all of the assets of Country Marketplace and related publications from H&S Media, Inc. for approximately $1.8 million in cash plus liabilities recorded of approximately $.6 million. The acquisition was accounted for as a purchase and was financed through borrowings under the Credit Facility. The excess of the purchase price over the estimated fair value of identifiable assets was $2.3 million, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

     On November 16, 1999 Emmis purchased one million shares of BuyItNow.com L.L.C. for $5 million in cash, which represented an original investment of 2.49% of the outstanding equity of BuyItNow.com L.L.C. This investment is accounted for using the cost method of accounting and is reflected in other assets in the accompanying consolidated balance sheets. In a separate transaction, BuyItNow.com L.L.C. agreed to a cash purchase of $2.5 million of advertisements from Emmis through February 2001.

     On November 9, 1999, the Company completed its acquisition of 75% of the outstanding common stock of Votionis, S.A. ("Votionis") for $13.3 million in cash plus liabilities recorded of $5.6 million. Additional consideration of up to $2.2 million will be paid if certain conditions are met. Votionis consists of one FM and one AM radio station located in Buenos Aires, Argentina (the "Votionis Acquisition"). The acquisition was accounted for as a purchase and was financed with proceeds from the Company's October 1999 Common and Preferred Equity Offerings. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets. This broadcast license is being amortized over 23 years.

     On October 29, 1999, the Company completed its acquisition of substantially all of the assets of television station WKCF in Orlando, Florida ( the "WKCF Acquisition") from Press Communications, L.L.C. for approximately $197.1 million in cash. The purchase price included the purchase of land and a building for $2.2 million. The Company financed the acquisition through a $12.5 million advance payment borrowed under the Credit Facility and proceeds from the Company's October 1999 Common and Preferred Equity Offerings. In connection with the acquisition, the Company recorded $49.3 million in contract liabilities. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheet and are being amortized over 40 years. WKCF is an affiliate of the WB Television Network. As part of the WKCF Acquisition, the Company entered into an agreement with the WB Television Network which, among other things, extends the existing network affiliation agreement through December 2009.

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

     In November 1999, through completion of an appraisal process, the purchase price of the St. Louis Acquisition was determined to be $366.5 million. Sinclair has since filed a lawsuit in which it alleges, among other things, that the option agreement is not enforceable and that Emmis is not a proper designee of the executive's rights. The Company has denied the allegations made by Sinclair and believes that it has meritorious defenses to Sinclair's allegations. In addition, the Company has filed counterclaims against Sinclair, seeking, among other things, that the court order Sinclair to complete the sale of its St. Louis broadcast properties to the Company.

     The St. Louis Acquisition will be subject to approval by both the Federal Communications Commission and the Department of Justice; it will be accounted for as a purchase and will be financed through available cash, additional debt or equity securities, depending on market conditions and other factors.

     Under FCC regulations, Emmis can own no more than five FM and three AM stations in the St. Louis market. Since Emmis already owns three FM stations in the St. Louis market, concurrently with the consummation of the St. Louis Acquisition, Emmis must divest three FM stations. Management intends to divest the stations in the St. Louis market with the three weakest transmitting signals.

     On April 1, 1999, the Company completed its acquisition of substantially all of the assets of Country Sampler, Inc. (the "Country Sampler Acquisition") for approximately $20.9 million plus liabilities recorded of approximately $4.7 million. The purchase price was payable with $18.5 million in cash at closing, which was financed through additional borrowings under the Credit Facility, $2.0 million payable under a contract with the principal shareholder through April 2003, and $.5 million paid in October 1999. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of identifiable assets was $17.7 million, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

    Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (the "Wabash Acquisition") for a cash purchase price of $88.9 million (including transaction costs), plus liabilities recorded of approximately $12.2 million. The Company financed the acquisition through borrowings under the Credit Facility. The Wabash Acquisition consists of WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV a CBS network affiliated television station in Terre Haute, Indiana, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area. In December 1999, the Company donated radio station WTHI-AM to a not-for-profit corporation. The $1.0 million net book value of the station at the time of donation was recognized as a loss on donation of radio station.

    On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for a cash purchase price of $287.3 million (including transaction costs), a $25 million promissory note due to the former owner, plus liabilities recorded of approximately $34.7 million. The Company financed the acquisition through a $25 million promissory note and borrowings under the Credit Facility. The promissory note was paid in full in February 1999. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including satellite stations KAII-TV, Wailuku, Hawaii, and KHAW-TV, Hilo, Hawaii).

     On June 5, 1998, the Company completed its acquisition of radio station WQCD-FM in New York City (the "WQCD Acquisition") from Tribune New York Radio, Inc. for a cash purchase price of $141.6 million (including transaction costs) less approximately $13.0 million for cash purchase price adjustments relating to taxes, plus $20.0 million of net current tax liabilities, $52.5 million of deferred tax liabilities and $0.3 million of liabilities associated with the acquisition. The acquisition was accounted for as a purchase and was financed through borrowings under the Credit Facility. Effective July 1, 1997 through the date of closing, the Company operated WQCD-FM under a time brokerage agreement.

     On February 1, 1998, the Company acquired all of the outstanding capital stock of Mediatex Communications Corporation for approximately $37.4 million in cash plus liabilities recorded of $8.0 million (the "Mediatex Acquisition"). Mediatex Communications Corporation owns and operates Texas Monthly, a regional magazine. The acquisition was accounted for as a purchase and was financed through borrowings under the Credit Facility.

     On November 1, 1997, the Company acquired substantially all of the net assets of Cincinnati Magazine from CM Media, Inc. for approximately $2.0 million in cash (the "Cincinnati Acquisition"). Emmis financed the acquisition through borrowings under the Credit Facility. The acquisition was accounted for as a purchase.

     On November 1, 1997, the Company completed its acquisition of substantially all of the assets of WTLC-FM and AM in Indianapolis from Panache Broadcasting, L.P. for approximately $15.3 million in cash (the "Indianapolis Acquisition"). Emmis financed the acquisition through borrowings under the Credit Facility. The acquisition was accounted for as a purchase.

     Emmis owns a 54% interest in a Hungarian subsidiary (Slager Radio Rt.) which was formed in August 1997. In November 1997, Slager Radio acquired a radio broadcasting license from the Hungarian government at a cost of approximately $19.2 million. The broadcast license has an initial term of seven years and may be renewed, subject to governmental approval, for an additional five years. Slager Radio began broadcasting on February 16, 1998.

     On October 1, 1997, the Company acquired the assets of Network Indiana and AgriAmerica from Wabash Valley Broadcasting Corporation for $.7 million in cash (the "Network Acquisition"). Emmis financed the acquisition through borrowings under the Credit Facility. The acquisition was accounted for as a purchase.

     On March 31, 1997, Emmis completed its acquisition of substantially all of the assets of radio stations WXTM-FM (formerly WKBQ-FM and WALC-FM), WALC-AM (formerly WKBQ-AM) and WKKX-FM in St. Louis (the "St. Louis Acquisition") from Zimco, Inc. for approximately $43.6 million in cash, plus an agreement to broadcast approximately $1 million in trade spots, for Zimco, Inc., over a period of years. The purchase price was financed through borrowings under the Credit Facility and the acquisition was accounted for as a purchase. In February 1998, the Company donated radio station WALC-AM to a church. The $4.8 million net book value of the station at the time of donation was recognized as a loss on donation of radio station. Effective December 1, 1996 through the date of closing, the Company operated the acquired stations under a time brokerage agreement.

8.      PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     Unaudited pro forma summary information is presented below for the years ended February 28 (29), 1999 and 2000, assuming the June 1998 WQCD Acquisition, the July 1998 SF Acquisition, the October 1998 Wabash Acquisition, the April 1999 Country Sampler Acquisition, the October 1999 WKCF-TV Acquisition, the November 1999 Votionis Acquisition, the December 1999 Country Marketplace Acquisition and the use of proceeds from the June 1998 Equity Offering, the July 1998 Credit Facility, the February 1999 Senior Subordinated Notes Offering, the October 1999 Common and Preferred Equity Offerings and the November 1999 Liberty Investment all had occurred on the first day of the pro forma periods presented below.

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




                                                                         PRO FORMA
                                                         -----------------------------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                1999                2000
                                                           ---------------     ---------------
 Net revenues                                                 $   316,966          $   359,909
                                                              ===========          ===========

 Broadcast/publishing cash flow                               $   112,917          $   139,875
                                                              ===========          ===========

 Income before extraordinary item                             $    11,123          $    22,482
                                                              ===========          ===========

 Net income                                                   $    11,123          $    20,460
                                                              ===========          ===========

 Net income available to common
   shareholders                                               $     2,139          $    11,476
                                                              ===========          ===========

 Basic and diluted net income available
   to common shareholders                                     $       .05          $       .25
                                                              ===========          ===========

 Weighted average shares outstanding:
   Basic                                                       44,684,160           45,337,162
   Diluted                                                     45,474,862           46,817,943




9.     EMPLOYEE BENEFIT PLANS

    a. Non-Employee Director Stock Option Plan

    At the 1995 annual meeting, the shareholders of Emmis approved a Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 10,000 shares of the Company's Class A common stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. All awards are granted with an exercise price equal to the fair market value of the stock on the date of grant. Under this Plan, awards equivalent to 100,000 shares of Class A common stock are available for grant at February 29, 2000. Certain stock options and restricted stock awarded remain outstanding as of February 28 (29), 1999 and 2000.

    b. 1997 Equity Incentive Plan

    At the 1997 annual meeting, the shareholders of Emmis approved the 1997 Equity Incentive Plan. Under this plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 75,000 shares of common stock are available for grant at February 29, 2000. Certain stock options and restricted stock awarded remain outstanding as of February 28 (29), 1999 and 2000.

    c.   1999 Equity Incentive Plan

    At the 1999 annual meeting, the shareholders of Emmis approved the 1999 Equity Incentive Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 2,000,000 shares of common stock are available for grant at February 29, 2000. Certain stock options and restricted stock awarded remain outstanding as of February 29, 2000.

    d.   Other Disclosures Related to Stock Option and Equity Incentive Plans

    The Company has historically accounted for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company has elected to continue to use the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS
123. Accordingly, compensation expense reflected in non-cash compensation in the consolidated statements of operations related to the plans summarized above was $732,000, $3,269,000 and $6,107,000 for the years ended February 1998, 1999 and
2000, respectively. Had compensation expense related to these plans been determined based on fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:




                                                                       YEAR ENDED FEBRUARY 28 (29),
                                                         -----------------------------------------------------
                                                              1998               1999               2000
                                                         ----------------   ---------------   ----------------
Net Income Available to Common:
         As Reported                                      $ 11,084,000       $  1,248,000       $ (3,177,000)
         Pro Forma                                        $  8,588,000       $ (2,056,000)      $ (8,741,000)

Basic EPS:
         As Reported                                      $        .51       $        .04       $       (.09)
         Pro Forma                                        $        .39       $       (.07)      $       (.24)

Diluted EPS:
         As Reported                                      $        .49       $        .04       $       (.09)
         Pro Forma                                        $        .38       $       (.07)      $       (.24)


    Because the fair value method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:



                                                    YEAR ENDED FEBRUARY 28 (29),
                                              ---------------------------------------
                                                 1998          1999            2000
                                              ----------    ----------       --------
Risk-Free Interest Rate:                        5.78%          5.21%          6.12%
Expected Life (Years):                           7.5            8.0            5.2
Expected Volatility:                            8.65%         42.12%         44.31%


    Expected dividend yields were zero for fiscal 1998, 1999 and 2000.

    A summary of the status of options and restricted stock at February 1998, 1999 and 2000 and the related activity for the year, including the adoption of the 1999 Equity Incentive Plan, is as follows:



                                                       1998                         1999                           2000
                                           -----------------------------  ---------------------------    ------------------------
                                             NUMBER OF        WEIGHTED     NUMBER OF        WEIGHTED      NUMBER OF      WEIGHTED
                                             OPTIONS/          AVERAGE      OPTIONS/        AVERAGE        OPTIONS/      AVERAGE
                                            RESTRICTED        EXERCISE     RESTRICTED       EXERCISE      RESTRICTED     EXERCISE
                                              STOCK             PRICE        STOCK           PRICE          STOCK         PRICE
                                           -----------        --------    -----------       --------     -----------     --------

Outstanding at
  Beginning of Year                           2,590,520         11.71      2,663,110          13.57       3,485,386        14.63
Granted                                         450,400         22.03      1,183,000          16.43       2,012,000        23.39
Exercised                                      (212,610)        10.55       (290,724)         10.95        (922,298)       16.20
Lapsing of restricted stock                    (144,000)            -        (50,000)             -               -            -
Expired and other                               (21,200)        21.24        (20,000)          8.00         (15,920)       18.57
Outstanding at
  End of Year                                 2,663,110         13.57      3,485,386          14.87       4,559,168        18.07
Exercisable at
  End of Year                                 2,110,860         11.38      2,570,536          13.32       2,537,168        13.92
Total Available for Grant                     2,334,080                    1,171,080                      2,175,000


    During the years ended February 1998, 1999 and 2000 options were granted with an exercise price equal to or less than fair market value of the stock on the date of grant. A summary of the weighted average fair value and exercise price of options granted during 1998, 1999 and 2000 is as follows:



                                               1998                             1999                            2000
                                   -------------------------------  ------------------------------- ----------------------------
                                     WEIGHTED          WEIGHTED        WEIGHTED        WEIGHTED       WEIGHTED          WEIGHTED
                                     AVERAGE           AVERAGE         AVERAGE         AVERAGE         AVERAGE          AVERAGE
                                      FAIR             EXERCISE          FAIR          EXERCISE         FAIR            EXERCISE
                                      VALUE             PRICE           VALUE           PRICE           VALUE            PRICE
                                   ----------         -----------   ------------     -------------- ------------       ---------
OPTIONS GRANTED WITH
 AN EXERCISE PRICE:
Equal to Fair Market Value
  of the Stock on the Date
  of Grant                              $11.43          $ 20.60         $ 10.37         $ 18.39         $ 12.95          $ 26.59
Less Than Fair Market
  Value of the Stock on
  the Date of Grant                     $     -         $     -         $ 18.62         $  7.75         $ 11.92          $ 20.00


    During fiscal 1999 and 2000, 10,000 and 135,600 shares of nonvested stock were granted at a weighted average grant date fair value of $22.38 and $22.70, respectively, under employment agreements. No nonvested stock was granted during fiscal 1998.

    The following information relates to options outstanding and exercisable at February 29, 2000:



                               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                 ----------------------------------------------     ---------------------------------------------
                                                       WEIGHTED        WEIGHTED                          WEIGHTED
                    RANGE OF                            AVERAGE         AVERAGE                           AVERAGE
                    EXERCISE           NUMBER OF       EXERCISE        REMAINING         NUMBER OF       EXERCISE
                     PRICES             OPTIONS          PRICE       CONTRACT LIFE        OPTIONS          PRICE
                ----------------      ----------       --------     --------------       ---------       --------
                     $5.65-$8.48      1,126,800         $ 7.69        6.5 years         1,126,800         $ 7.69
                      8.48-11.30         30,280           8.56        5.0 years            30,280           8.56
                     11.30-16.95        667,010          16.25        8.3 years           667,010          16.25
                     16.95-19.78        179,098          18.37        6.4 years           179,098          18.37
                     19.78-22.60        813,020          21.08        6.8 years           383,020          22.29
                     22.60-25.43        597,360          23.33        8.0 years           150,960          24.65
                     25.43-28.25      1,000,000          28.25        9.7 years                 -              -

    In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

    e.  Profit Sharing Plan

    In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with one year of service. Contributions to the plan are at the discretion of the Emmis Board of Directors and can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in non-cash compensation in the consolidated statements of operations for the years ended February 1998, 1999 and 2000 were $750,000, $1,000,000 and $1,250,000, respectively.

    f.  401(k) Retirement Savings Plan

    Emmis sponsors two Section 401(k) retirement savings plans. One covers substantially all nonunion employees age 18 years and older who have at least six months of service and the other covers substantially all union employees that meet the same qualifications. The union plan became effective August 1, 1998. Employees may make pretax contributions to the plans up to 15% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of shares of the Company's Class A common stock. Effective March 1, 1996, Emmis began to match 50% of employee contributions up to $2,000. Emmis' contributions to the plans totaled $315,000, $599,000 and $807,000 for the years ended February 1998, 1999 and 2000, respectively.

    g.  Defined Contribution Health and Retirement Plan

    Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $342,000, $344,000 and $345,000 for the years ended February 1998, 1999 and
2000, respectively.

    h.  Employee Stock Purchase Plan

    Effective March 1, 1995, the Company implemented an employee stock purchase plan which permits employees to purchase, via payroll deduction, shares of the Company's Class A common stock, at fair market value, up to an amount not to exceed 10% of an employee's annual gross pay.

    Effective March 1, 2000, the Company replaced its previous employee stock purchase plan with a new plan that allows employees to purchase shares of the Company's Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are subject to a maximum limitation of $22,500 annually per employee. The Company will not record compensation expense pursuant to this plan as management expects it to meet the requirements of Section 423(b) of the Internal Revenue Code. This plan will be submitted for approval at the annual shareholders' meeting.

10.    COMMITMENTS AND CONTINGENCIES

    a. Operating Leases

    Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through December 2021. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor's operating costs), as well as provisions for payment of utilities and maintenance costs.

    The future minimum rental payments (exclusive of future escalation costs) required by noncancelable operating leases which have remaining terms in excess of one year as of February 29, 2000, are as follows:



                      PAYABLE IN YEAR
                      ENDING FEBRUARY                 PAYMENTS
                      ---------------                 --------
                                                  (IN THOUSANDS)
                            2001                     $    4,721
                            2002                          4,574
                            2003                          4,231
                            2004                          3,241
                            2005                          2,818
                      Thereafter                         15,340
                                                     ----------
                                                     $   34,925
                                                     ==========


    Minimum payments have not been reduced by minimum sublease rentals of approximately $444,000 due in the future under noncancelable subleases.

    Rent expense totaled $4,512,000, $5,945,000 and $4,404,000 for the years ended February 1998, 1999 and 2000, respectively. Rent expense for the year ended February 1998, 1999 and 2000 is net of sublease income of approximately $86,000, $148,000 and $148,000, respectively.

    b. Radio Broadcast Agreements

    Emmis has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments related to these radio broadcast rights are summarized as follows: Year ended February 2001 - $1,899,000, 2002 - $1,650,000, 2003 - $781,000, 2004 - $196,000, 2005 - $48,000 and thereafter - $0. Expense related to these broadcast rights totaled $1,400,000, $1,492,000 and $1,780,000 for the years ended February 1998, 1999 and 2000, respectively.

    In connection with reformatting one of its radio stations, the Company terminated a syndicated program agreement. The contract required continued payments in the event of termination, and these payments are included in the future payments disclosed above. The discounted present value of these payments of $896,000 is reflected in the accompanying consolidated statements of operations as Programming Restructuring Costs.

    c.   Litigation

    Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis. See Note 7 for discussion of litigation with Sinclair.

    d. Employment Agreements

         The Company enters into employment agreements with certain officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. The Company finalized negotiations on several new employment contracts with key executives, including the Chief Executive Officer, during the year ended February 29, 2000. At February 29, 2000, 9,383 shares of stock and 1,596,000 options to purchase stock have been granted in connection with current employment agreements. Additionally, up to 168,600 shares and options to purchase up to 272,250 shares of the Company's Class A common stock may be granted (or have been granted subject to forfeiture) under the contracts in the next two years.

11.     INCOME TAXES

    The provision for income taxes for the years ended February 1998, 1999 and 2000, consisted of the following:

                                                                        1998           1999           2000
                                                                     -----------    -----------   -----------
                                                                                  (IN THOUSANDS)
                           Current:
                             Federal                                   $  6,474     $   1,247      $     105
                             State                                        1,250             -            100
                                                                       --------      --------       --------
                                                                          7,724         1,247            205
                                                                       --------      --------       --------
                           Deferred:
                             Federal                                       (759)        3,953          6,010
                             State                                          235         1,000            660
                                                                       --------      --------       --------
                                                                           (524)        4,953          6,670
                                                                       --------      --------       --------
                           Provision for
                             income taxes                                 7,200         6,200          6,875

                           Tax benefit of extraordinary
                             item                                             -         1,750          1,250
                                                                       --------      --------       --------

                           Net provision for income taxes              $  7,200      $  4,450       $  5,625
                                                                       ========      ========       ========


    The provision for income taxes for the years ended February 1998, 1999 and 2000, differs from that computed at the Federal statutory corporate tax rate as follows:

                                                                         1998           1999           2000
                                                                     -----------    ----------     -----------
                                                                                   (IN THOUSANDS)
                        Computed income taxes at 35%                   $  6,399       $  3,166       $  3,102
                        State income tax                                    965            650            494
                        Valuation allowance on foreign
                          losses                                              -          1,334            893
                        Nondeductible goodwill                                -          1,324          1,394
                        Nondeductible donations                              -             -              363
                        Other                                              (164)          (274)           629
                                                                       --------       --------       --------
                        Provision for income taxes                     $  7,200       $  6,200       $  6,875
                                                                       ========       ========       ========


The components of deferred tax assets and deferred tax liabilities at February 1999 and 2000 are as follows:

                                                                                        1999           2000
                                                                                    -----------     ---------
                                                                                         (IN THOUSANDS)
                        Deferred tax assets:
                          Capital loss carryforwards                                 $     439      $     147
                          Net operating loss carryforwards                               2,142          1,394
                          Compensation relating to stock options                         3,336          2,356
                          Other                                                          2,219          2,847
                          Valuation allowance                                           (1,056)          (858)
                                                                                     ---------      ---------
                             Total deferred tax assets                                   7,080          5,886
                                                                                     ---------      ---------
                        Deferred tax liabilities:
                          Intangible assets                                            (88,071)       (87,756)
                          Other                                                         (4,026)        (5,269)
                                                                                     ---------      ---------
                             Total deferred tax liabilities                            (92,097)       (93,025)
                                                                                     ---------      ---------
                             Net deferred tax liability                              $ (85,017)     $ (87,139)
                                                                                     =========      =========


    In connection with the acquisition of WQCD-FM, the deferred tax liability was increased (decreased) by $52,505 and ($4,548) in 1999 and 2000, respectively.

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for 100% of the capital loss carryforwards available as of February 1999 and 2000 since these loss carryforwards can only be utilized to offset future capital gains. Additionally, a valuation allowance has been provided for the net operating loss carryforwards related to the Company's foreign subsidiaries since these subsidiaries have not yet generated taxable income against which the net operating losses could be utilized. The expiration of net operating loss carryforwards, excluding those at the Company's Hungarian subsidiary, which do not expire, approximate $1,194,000 in 2005, and $758,000 thereafter.

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

     The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the years ended February 1999 and 2000 were $3.3 million and $7.4 million, respectively. Total revenues for this station were not material for the year ended February 1998. This station's total assets as of February 28 (29), 1999 and 2000 were $20.4 million and $16.2 million, respectively. Total revenues of the radio stations in Argentina acquired on November 1, 1999 were not significant for the year ended February 29, 2000 and total assets as of February 29, 2000 were $35.2 million.

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




                                                                                                   CORPORATE
     YEAR ENDED FEBRUARY 29, 2000              RADIO          TELEVISION        PUBLISHING         AND OTHER        CONSOLIDATED
 --------------------------------        ---------------   --------------    ---------------   -------------     ----------------

 Net revenues                              $   187,190       $    82,160        $    54,105      $     1,810        $     325,265
 Operating expenses                             98,932            53,178             46,456            1,252              199,818
                                           -----------       -----------        -----------      -----------        -------------
 Broadcast/publishing cash flow                 88,258            28,982              7,649              558              125,447
 International business
   development expenses                              -                 -                  -            1,558                1,558
 Corporate expenses                                  -                 -                  -           13,872               13,872
 Program restructuring cost                        896                 -                  -                -                  896
 Depreciation and amortization                  16,694            17,138              6,934            3,395               44,161
 Non-cash compensation                               -                 -                  -            7,357                7,357
                                           -----------       -----------        -----------      -----------        -------------
 Operating income                          $    70,668       $    11,844        $       715      $   (25,624)       $      57,603
                                           ===========       ===========        ===========      ===========        =============
 Total assets                              $   474,403       $   701,672        $    68,927      $    82,304        $   1,327,306
                                           ===========       ===========        ===========      ===========        =============

                                                                                                   CORPORATE
     YEAR ENDED FEBRUARY 28, 1999              RADIO          TELEVISION        PUBLISHING         AND OTHER        CONSOLIDATED
 --------------------------------        ---------------   --------------    ---------------   -------------     ----------------
 Net revenues                              $   155,028       $    39,623        $    36,476      $     1,709        $     232,836
 Operating expenses                             84,907            26,130             31,491              820              143,348
                                           -----------       -----------        -----------      -----------        -------------
 Broadcast/publishing cash flow                 70,121            13,493              4,985              889               89,488
 International business
   development expenses                              -                 -                  -            1,477                1,477
 Corporate expenses                                  -                 -                  -           10,427               10,427
 Time brokerage fee                              2,220                 -                  -                -                2,220
 Depreciation and amortization                  13,990             8,352              4,813            1,159               28,314
 Non-cash compensation                               -                 -                  -            4,269                4,269
                                           -----------       -----------        -----------      -----------        -------------
 Operating income                          $    53,911       $     5,141        $       172      $   (16,443)       $      42,781
                                           ===========       ===========        ===========      ===========        =============
 Total assets                              $   460,065       $   439,279        $    44,171      $    71,316        $   1,014,831
                                           ===========       ===========        ===========      ===========        =============

                                                                                                   CORPORATE
     YEAR ENDED FEBRUARY 28, 1998              RADIO          TELEVISION        PUBLISHING         AND OTHER        CONSOLIDATED
 --------------------------------        ---------------   --------------    ---------------   -------------     ----------------
 Net revenues                              $   125,855       $         -        $    13,586      $     1,142        $     140,583
 Operating expenses                             67,646                 -             12,600              924               81,170
                                           -----------       -----------        -----------      -----------        -------------
 Broadcast/publishing cash flow                 58,209                 -                986              218               59,413
 International business
   development expenses                              -                 -                  -              999                  999
 Corporate expenses                                  -                 -                  -            6,846                6,846
 Time brokerage fee                              5,667                 -                  -                -                5,667
 Depreciation and amortization                   7,034                 -                294              208                7,536
 Non-cash compensation                               -                 -                  -            1,482                1,482
                                           -----------       -----------        -----------      -----------        -------------
 Operating income                          $    45,508       $         -        $       692      $    (9,317)       $      36,883
                                           ===========       ===========        ===========      ===========        =============
 Total assets                              $   255,541       $         -        $    50,086      $    27,761        $     333,388
                                           ===========       ===========        ===========      ===========        =============



13.      RELATED PARTY TRANSACTIONS

     Two officers of Emmis are partners in a law firm which provides legal services to Emmis. Legal fees paid to this law firm were approximately $512,000, $868,000 and $756,000 for the years ended February 1998, 1999 and 2000, respectively.

     Emmis has periodically made interest-bearing loans to various officers and employees. The approximate amount of such indebtedness outstanding at February 28 (29), 1999 and 2000, was $1,741,000 and $1,834,000, respectively. These loans bear interest at the Company's average borrowing rate of approximately 7.09% and 7.50% for the years ended February 1999 and 2000.

     During the year ended February 29, 2000, the Company purchased approximately $157,000 in corporate gifts and specialty items from a company owned by the spouse of Norman H. Gurwitz. Also during the last fiscal year, Emmis made payments of approximately $364,000 to a company owned by Mr. Smulyan for use of an airplane to transport employees to various trade shows and meetings. Furthermore, Emmis made payments of $506,000 to a management company for an allocation of operating and maintenance costs of the airplane.

14.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY
         NON-GUARANTORS

     Emmis conducts a significant portion of its business through subsidiaries. The Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 29, 2000, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the Senior Subordinated Notes (the "Subsidiary Non-Guarantors"). The claims of creditors of Emmis subsidiaries have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28 (29), 1999 and 2000 and for each of the three years in the period ended February 29, 2000.

     Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 29, 2000
                            (in thousands of dollars)


                                                                                                    ELIMINATIONS
                                                   PARENT                                                AND
                                                   COMPANY        SUBSIDIARY        SUBSIDIARY      CONSOLIDATING
                                                    ONLY          GUARANTORS      NON-GUARANTORS       ENTRIES       CONSOLIDATED
                                                ------------     -------------    --------------    -------------   --------------
Current Assets
   Cash and cash equivalents                     $       448       $     2,564       $  14,358      $         -      $      17,370
   Accounts receivable, net                                -            63,146           3,325                -             66,471
   Current portion of TV program rights                    -             5,452               -                -              5,452
   Income tax refunds receivable                       4,685                 -               -                -              4,685
   Prepaid expenses                                    1,197             8,434             422                -             10,053
   Other                                               1,096             7,292             297                -              8,685
                                                 -----------       -----------       ---------      -----------      -------------
      Total current assets                             7,426            86,888          18,402                -            112,716

Property and equipment, net                           38,611            85,587           4,706                -            128,904
Intangible assets, net                                   196         1,007,860          25,914                -          1,033,970
Investment in affiliates                           1,098,183                 -               -       (1,098,183)                 -
Other assets, net                                     37,573            16,194           2,330           (4,381)            51,716
                                                 -----------       -----------       ---------      -----------      -------------
      Total assets                               $ 1,181,989       $ 1,196,529       $  51,352      $(1,102,564)     $   1,327,306
                                                 ===========       ===========       =========      ===========      =============

Current Liabilities
   Accounts payable                                    2,973            15,202           4,782                -             22,957
   Current maturities of other long-
      term debt                                  $        34       $        17       $   5,328      $         -      $       5,379
   Current portion of TV program
      rights payable                                       -            16,816               -                -             16,816
   Collection of accounts receivable on
      behalf of SF Broadcasting and
      Wabash Valley Broadcasting                           -                 -               -                -                  -
   Accrued salaries and commissions                    1,952             5,801             409                -              8,162
   Accrued interest                                   10,995                 -              82                -             11,077
   Income taxes payable                                    -                 -               -                -                  -
   Deferred revenue                                        -            15,912               -                -             15,912
   Other                                               1,034             3,105               -                -              4,139
                                                 -----------       -----------       ---------      -----------      -------------
      Total current liabilities                       16,988            56,853          10,601                -             84,442

Credit Facility and Senior
   Subordinated Debt                                 300,000                 -               -                -            300,000
Other long-term debt, net of
   current portion                                        36               671          18,281           (4,381)            14,607
TV program rights payable, net
   of current portion                                      -            58,585               -                -             58,585
Other noncurrent liabilities                               -             5,408               -                -              5,408
Minority interest                                          -                 -             758                -                758
Deferred income taxes                                 87,139                 -               -                -             87,139
                                                 -----------       -----------       ---------      -----------      -------------
      Total liabilities                              404,163           121,517          29,640           (4,381)           550,939

Shareholders' Equity
   Series A preferred stock                               29                 -               -                -                 29
   Class A common stock                                  412                 -               -                -                412
   Class B common stock                                   47                 -               -                -                 47
   Additional paid-in capital                        804,820                 -           4,393           (4,393)           804,820
   Subsidiary investment                                   -           803,373          29,885         (833,258)                 -
   Retained earnings (accumulated
     deficit)                                        (27,482)          271,639         (11,107)        (260,532)           (27,482)
   Accumulated other comprehensive
     income                                                -                 -          (1,459)               -             (1,459)
                                                 -----------       -----------       ---------      -----------      -------------
      Total shareholders' equity                     777,826         1,075,012          21,712       (1,098,183)           776,367
                                                 -----------       -----------       ---------      -----------      -------------
      Total liabilities and
         shareholders' equity                    $ 1,181,989       $ 1,196,529       $  51,352      $(1,102,564)     $   1,327,306
                                                 ===========       ===========       =========      ===========      =============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                      For the Year Ended February 29, 2000
                            (in thousands of dollars)




                                                                                                    ELIMINATIONS
                                                     PARENT                                              AND
                                                     COMPANY      SUBSIDIARY      SUBSIDIARY        CONSOLIDATING
                                                      ONLY        GUARANTORS     NON-GUARANTORS        ENTRIES         CONSOLIDATED
                                                   ---------      -------------  ---------------    --------------     ------------

Net revenues                                       $   1,810        $   314,644      $     8,811      $         -       $   325,265
   Operating expenses                                  1,252            191,666            6,900                -           199,818
   International business development
     expenses                                              -              1,558                -                -             1,558
   Corporate expenses                                 13,872                  -                -                -            13,872
   Depreciation and amortization                       3,395             37,733            3,033                -            44,161
   Non-cash compensation                               5,518              1,839                -                -             7,357
   Programming restructuring cost                          -                896                -                -               896
                                                   ---------        -----------      -----------      -----------       -----------
Operating income                                     (22,227)            80,952           (1,122)               -            57,603
                                                   ---------        -----------      -----------      -----------       -----------
Other income (Expense)
   Interest expense                                  (49,257)              (107)          (3,363)             741           (51,986)
   Loss on donation of station                             -               (956)               -                -              (956)
   Other income (expense), net                         3,428                 13             (502)           1,264             4,203
                                                   ---------        -----------      -----------      -----------       -----------
Total other income (expense)                         (45,829)            (1,050)          (3,865)           2,005           (48,739)
                                                   ---------        -----------      -----------      -----------       -----------

Income (loss) before income taxes                    (68,056)            79,902           (4,987)           2,005             8,864

Provision (benefit) for income taxes                 (22,689)            29,564                -                -             6,875
                                                   ---------        -----------      -----------      -----------       -----------
                                                     (45,367)            50,338           (4,987)           2,005             1,989
Extraordinary item, net of tax                        (2,022)                 -                -                -            (2,022)
Equity in earnings (loss) of
   subsidiaries                                       47,356                  -                -          (47,356)                -
                                                   ---------        -----------      -----------      -----------       -----------
Net income (loss)                                        (33)            50,338           (4,987)         (45,351)              (33)
Less:  Preferred stock dividends                       3,144                  -                -                -             3,144
                                                   ---------        -----------      -----------      -----------       -----------
Net income (loss) available to
   common shareholders                             $  (3,177)       $    50,338      $    (4,987)     $   (45,351)      $    (3,177)
                                                   =========        ===========      ===========      ===========       ===========

                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                      For the Year Ended February 29, 2000
                            (in thousands of dollars)



                                                    PARENT
                                                    COMPANY      SUBSIDIARY        SUBSIDIARY
                                                     ONLY        GUARANTORS       NON-GUARANTORS  ELIMINATIONS       CONSOLIDATED
                                                -----------     -----------     ----------------  ------------      ---------------
  Operating Activities:

  Net income                                    $     (33)      $    50,338       $   (4,987)     $   (45,351)       $        (33)
   Adjustments to reconcile net
     income to net cash provided
     (used) by operating activities -
    Extraordinary item                              2,022                 -                -                -               2,022
    Depreciation and amortization                   5,805            44,980            3,033                -              53,818
    Provision for bad debts                             -             2,550                -                -               2,550
    Provision (benefit) for deferred
      income taxes                                  6,670                 -                -                -               6,670
    Noncash compensation                            5,518             1,839                -                -               7,357
    Equity in earnings of subsidiaries            (47,356)                -                -           47,356                   -
    Loss on donation of radio station                   -               956                -                -                 956
    Other                                           2,033                 -             (811)          (2,005)               (783)
   Changes in assets and liabilities -
    Accounts receivable                                 -           (13,029)            (290)               -             (13,319)
    Prepaid expenses and other
      current assets                               (1,258)          (13,101)            (187)               -             (14,546)
    Other assets                                   (8,393)            7,382           (1,496)               -              (2,507)
    Accounts payable and
      accrued liabilities                            (391)            9,255            1,301                -              10,165
    Deferred revenue                                    -             4,332                -                -               4,332
    Other liabilities                             (10,389)          (19,933)               -                -             (30,322)
                                                ---------       -----------       ----------      -----------      --------------
    Net cash provided (used) by
      operating activities                        (45,772)           75,569           (3,437)               -              26,360
                                                ---------       -----------       ----------      -----------      --------------

  Investing Activities:

    Cash paid for acquisitions                          -          (217,828)         (13,302)               -            (231,130)
    Purchases of property and equipment            (8,124)          (21,170)             (22)               -             (29,316)
    Deposits on acquisitions and other             (5,000)           (6,500)               -                -             (11,500)
                                                ---------       -----------       ----------      -----------      --------------
    Net cash used in investing activities         (13,124)         (245,498)         (13,324)               -            (271,946)
                                                ---------       -----------       ----------      -----------      --------------

  Financing Activities:

    Proceeds from long term debt                  149,668                 -                -                -             149,668
    Payments on long term debt                   (426,668)                -                -                -            (426,668)
    Proceeds of the Company's Class A
      common stock, net of transaction
      costs                                       383,570                 -                -                -             383,570
    Proceeds of the Company's Series A
      cumulative convertible preferred
      stock, net of transaction costs             138,409                 -                -                -             138,409
    Proceeds from exercise of stock
      options                                      13,881                 -                -                -              13,881
    Purchase of interest rate cap
      agreements and other debt related
      costs                                             -                 -                -                -                   -
    Intercompany                                 (199,781)          169,347           30,434                -                   -
    Preferred stock dividends paid                 (2,021)                -                -                -              (2,021)
    Other                                               -                 -                -                -                   -
                                                ---------       -----------       ----------      -----------      --------------
    Net cash provided by financing
      Activities                                   57,058           169,347           30,434                -             256,839
                                                ---------       -----------       ----------      -----------      --------------

  Increase (decrease) in cash and cash
    Equivalents                                    (1,838)             (582)          13,673                -              11,253
  Cash and cash equivalents:
    Beginning of year                               2,286             3,146              685                -               6,117
                                                ---------       -----------       ----------      -----------      --------------
    End of year                                 $     448       $     2,564       $   14,358      $                $       17,370
                                                =========       ===========       ==========      ===========      ==============

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 28, 1999
                            (in thousands of dollars)


                                                                                                    ELIMINATIONS
                                                   PARENT                                              AND
                                                  COMPANY       SUBSIDIARY       SUBSIDIARY        CONSOLIDATING
                                                   ONLY         GUARANTORS     NON-GUARANTORS         ENTRIES        CONSOLIDATED
                                               -----------    --------------   --------------     -------------      ------------
Current Assets
   Cash and cash equivalents                   $     2,286       $     3,146        $     685      $         -      $       6,117
   Accounts receivable, net                              -            50,436            1,043                -             51,479
   Current portion of TV program rights                  -             3,646                -                -              3,646
   Income tax refunds receivable                         -                 -                -                -                  -
   Prepaid expenses                                  2,745             4,016               72                -              6,833
   Other                                             2,975                32                -                -              3,007
                                               -----------       -----------        ---------       ----------      -------------
      Total current assets                           8,006            61,276            1,800                -             71,082

Property and equipment, net                         33,769            71,342              949                -            106,060
Intangible assets, net                                 151           785,219           16,937                -            802,307
Investment in affiliates                           856,701                 -                -         (856,701)                 -
Other assets, net                                   31,866             7,648              702           (4,834)            35,382
                                               -----------       -----------        ---------       ----------      -------------
      Total assets                             $   930,493       $   925,485        $  20,388       $ (861,535)     $   1,014,831
                                               ===========       ===========        =========       ==========      =============

Current Liabilities
   Accounts payable                                  7,527             7,739              369                -             15,635
   Current maturities of other long-
      term debt                                $        34       $        16        $   2,239       $   (1,454)     $         835
   Current portion of TV program
      rights payable                                     -             9,471                -                -              9,471
   Collection of accounts receivable on
      behalf of SF Broadcasting and
      Wabash Valley Broadcasting                         -             9,016                -                -              9,016
   Accrued salaries and commissions                  1,262             2,719              564                -              4,545
   Accrued interest                                  6,222                 1                -                -              6,223
   Income taxes payable                             11,790               267                -                -             12,057
   Deferred revenue                                      -             7,238                -                -              7,238
   Other                                               146             4,667                -                -              4,813
                                               -----------       -----------        ---------       ----------      -------------
      Total current liabilities                     26,981            41,134            3,172           (1,454)            69,833

Credit Facility and Senior
   Subordinated Debt                               577,000                 -                -                -            577,000
Other long-term debt, net of
   current portion                                   2,543               (45)          19,687           (3,380)            18,805
TV program rights payable, net
   of current portion                                    -            25,161                -                -             25,161
Other noncurrent liabilities                            (4)            3,470                -                -              3,466
Minority interest                                        -                 -                -                -                  -
Deferred income taxes                               87,776            (2,759)               -                -             85,017
                                               -----------       -----------        ---------       ----------      -------------
      Total liabilities                            694,296            66,961           22,859           (4,834)           779,282

Shareholders' Equity
   Series A preferred stock                              -                 -                -                -                  -
   Class A common stock                                264                 -                -                -                264
   Class B common stock                                 52                 -                -                -                 52
   Additional paid-in capital                      260,186                 -            4,297           (4,297)           260,186
   Subsidiary investment                                 -           637,223                -         (637,223)                 -
   Retained earnings (accumulated
     deficit)                                      (24,305)          221,301           (6,120)        (215,181)           (24,305)
   Accumulated other comprehensive
     income                                              -                 -             (648)               -               (648)
                                               -----------       -----------        ---------      -----------      -------------
      Total shareholders' equity                   236,197           858,524           (2,471)        (856,701)           235,549
                                               -----------       -----------        ---------      -----------      -------------
      Total liabilities and
         shareholders' equity                  $   930,493       $   925,485        $  20,388      $  (861,535)     $   1,014,831
                                               ===========       ===========        =========      ===========      =============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 1999
                            (in thousands of dollars)


                                                                                               ELIMINATIONS
                                                PARENT                                              AND
                                                COMPANY       SUBSIDIARY        SUBSIDIARY     CONSOLIDATING
                                                 ONLY         GUARANTORS      NON-GUARANTORS      ENTRIES           CONSOLIDATED
                                              ---------      -----------      --------------   -------------      ---------------

Net revenues                                  $   1,709      $   227,873       $     3,254      $         -       $     232,836
   Operating expenses                               820          138,581             3,947                -             143,348
   International business development
     expenses                                         -            1,477                 -                -               1,477
   Corporate expenses                            10,427                -                 -                -              10,427
   Time brokerage agreement fee                       -            2,220                 -                -               2,220
   Depreciation and amortization                  1,159           24,336             2,819                -              28,314
   Non-cash compensation                          3,600              669                 -                -               4,269
                                              ---------      -----------       -----------      -----------       -------------
Operating income                                (14,297)          60,590            (3,512)               -              42,781
                                              ---------      -----------       -----------      -----------       -------------
Other income (Expense)
   Interest expense                            (33,667)             (102)           (3,171)           1,290             (35,650)
   Other income (expense), net                   74,865          (73,957)              421              585               1,914
                                              ---------      -----------       -----------      -----------       -------------
Total other income (expense)                     41,198          (74,059)           (2,750)           1,875             (33,736)
                                              ---------      -----------       -----------      -----------       -------------

Income (loss) before income taxes                26,901          (13,469)           (6,262)           1,875               9,045

Provision (benefit) for income taxes              9,719           (3,377)             (142)               -               6,200
                                              ---------      -----------       -----------      -----------       -------------
                                                 17,182          (10,092)           (6,120)           1,875               2,845
Extraordinary item, net of tax                   (1,597)               -                 -                -              (1,597)
Equity in earnings (loss) of
   subsidiaries                                 (14,337)               -                 -           14,337                   -
                                              ---------      -----------       -----------      -----------       -------------
Net income (loss)                             $   1,248      $   (10,092)      $    (6,120)     $    16,212       $       1,248
                                              =========      ===========       ===========      ===========       =============

                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 1999
                            (in thousands of dollars)



                                                   PARENT
                                                   COMPANY      SUBSIDIARY         SUBSIDIARY
                                                    ONLY        GUARANTORS        NON-GUARANTORS  ELIMINATIONS      CONSOLIDATED
                                                  -------     -------------      ---------------  ------------      ------------
  Operating Activities:

  Net income                                    $   1,248     $   (10,092)       $   (6,120)     $    16,212        $      1,248
   Adjustments to reconcile net
     income to net cash provided
     (used) by operating activities -
    Extraordinary item                              1,597               -                 -                -               1,597
    Depreciation and amortization                   1,998          27,341             2,819                -              32,158
    Provision for bad debts                             -           1,745                 -                -               1,745
    Provision (benefit) for deferred
      income taxes                                  4,953               -                 -                -               4,953
    Noncash compensation                            3,600             669                 -                -               4,269
    Equity in earnings of subsidiaries             14,337               -                 -          (14,337)                  -
    Other                                             103             629                 -           (1,875)             (1,143)
   Changes in assets and liabilities -
    Accounts receivable                               345         (21,835)              386                -             (21,104)
    Prepaid expenses and other
      current assets                               (4,725)          4,070               (72)               -                (727)
    Other assets                                    9,516          (6,408)              327                -               3,435
    Accounts payable and
      accrued liabilities                           8,183          (1,519)           (1,111)           1,454               7,007
    Deferred revenue                                    -            (747)                -                -                (747)
    Other liabilities                              (2,029)          5,099              (640)               -               2,430
                                                ---------     -----------        ----------      -----------      --------------
    Net cash provided (used) by
      operating activities                         39,126          (1,048)           (4,411)           1,454              35,121
                                                ---------     -----------        ----------      -----------      --------------

  Investing Activities:

    Cash paid for acquisitions                          -        (504,748)                -                -            (504,748)
    Purchases of property and equipment           (21,363)        (13,654)           (2,366)               -             (37,383)
    Deposits on acquisitions and other                  7             654                 -                -                 661
                                                ---------     -----------        ----------      -----------      --------------
    Net cash used in investing activities         (21,356)       (517,748)           (2,366)               -            (541,470)
                                                ---------     -----------        ----------      -----------      --------------

  Financing Activities:

    Proceeds from long term debt                1,063,000               -                 -                -           1,063,000
    Payments on long term debt                   (723,500)              -                 -                -            (723,500)
    Proceeds of the Company's Class A
      common stock, net of transaction
      costs                                       182,640               -                 -                -             182,640
    Proceeds from exercise of stock
      options                                       4,130               -                 -                -               4,130
    Purchase of interest rate cap
      agreements and other debt related
      costs                                       (19,589)              -                 -                -             (19,589)
    Intercompany                                 (522,788)        521,699             2,543           (1,454)                  -
    Other                                               -               -                 -                -                   -
                                                ---------     -----------        ----------      -----------      --------------
    Net cash provided (used) by financing
      activities                                  (16,107)        521,699             2,543           (1,454)            506,681
                                                ---------     -----------        ----------      -----------      --------------

  Increase (decrease) in cash and cash
    equivalents                                     1,663           2,903            (4,234)               -                 332
  Cash and cash equivalents:
    Beginning of year                                 623             243             4,919                -               5,785
                                                ---------     -----------        ----------      -----------      --------------
    End of year                                 $   2,286     $     3,146        $      685      $                $        6,117
                                                =========     ===========        ==========      ===========      ==============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 1998
                            (in thousands of dollars)


                                                                                              ELIMINATIONS
                                               PARENT                                             AND
                                               COMPANY       SUBSIDIARY        SUBSIDIARY     CONSOLIDATING
                                                ONLY         GUARANTORS      NON-GUARANTORS      ENTRIES          CONSOLIDATED
                                            -----------     -----------      --------------    -----------       --------------

Net revenues                                $     1,142     $   139,441       $         -      $         -       $     140,583
   Operating expenses                               924          80,246                 -                -              81,170
   International business development
     expenses                                         -             999                 -                -                 999
   Corporate expenses                             6,846               -                 -                -               6,846
   Time brokerage agreement fee                       -           5,667                 -                -               5,667
   Depreciation and amortization                    171           7,365                 -                -               7,536
   Non-cash compensation                            818             664                 -                -               1,482
                                            -----------     -----------       -----------      -----------       -------------
Operating income                                 (7,617)         44,500                 -                -              36,883
                                            -----------     -----------       -----------      -----------       -------------
Other income (Expense)
   Interest expense                             (13,766)             (6)                -                -             (13,772)
   Loss on donation of radio station             (4,833)              -                 -                -              (4,833)
   Other income (expense), net                       15              (9)                -                -                   6
                                            -----------     -----------       -----------      -----------       -------------
Total other income (expense)                    (18,584)            (15)                -                -             (18,599)
                                            -----------     -----------       -----------      -----------       -------------

Income (loss) before income taxes               (26,201)         44,485                 -                -              18,284

Provision (benefit) for income taxes            (10,480)         17,680                 -                -               7,200
                                            -----------     -----------       -----------      -----------       -------------
                                                (15,721)         26,805                 -                -              11,084
Equity in earnings (loss) of
   subsidiaries                                  26,805               -                 -          (26,805)                  -
                                            -----------     -----------       -----------      -----------       -------------
Net income (loss)                           $    11,084     $    26,805       $         -      $   (26,805)      $      11,084
                                            ===========     ===========       ===========      ===========       =============

                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 1998
                            (in thousands of dollars)



                                                   PARENT
                                                  COMPANY       SUBSIDIARY        SUBSIDIARY
                                                   ONLY         GUARANTORS       NON-GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                                 ---------     -----------       --------------   ------------      ------------
  Operating Activities:

   Net income                                    $  11,084     $    26,805        $        -      $   (26,805)     $       11,084
    Adjustments to reconcile net
      income (loss) to net cash provided
      (used) by operating activities -
    Extraordinary item                                   -               -                 -                -                   -
    Depreciation and amortization
    Depreciation and amortization                    2,354           7,365                 -                -               9,719
    Provision for bad debts                             20             782                 -                -                 802
    Provision (benefit) for deferred
      income taxes                                    (121)           (403)                -                -                (524)
    Noncash compensation                               818             664                 -                -               1,482
    Equity in earnings of subsidiaries             (26,805)              -                 -          (26,805)                  -
    Loss on donation of radio station                4,833               -                 -                -               4,833
    Other                                              357               -                 -                -                 357
   Changes in assets and liabilities -
    Accounts receivable                                797          (7,757)           (1,429)               -              (8,389)
    Prepaid expenses and other
      current assets                                (5,234)            474                 -                -              (4,760)
    Other assets                                      (951)         (6,136)           (1,027)           6,282              (1,832)
    Accounts payable and
      accrued liabilities                            4,047           4,611               481                -               9,139
    Deferred revenue                                     -             292                 -                -                 292
    Other liabilities                                1,056            (772)                -                -                 284
                                                 ---------     -----------        ----------      -----------      --------------
    Net cash provided (used) by
      operating activities                          (7,745)         25,925            (1,975)           6,282              22,487
                                                 ---------     -----------        ----------      -----------      --------------

  Investing Activities:

    Cash paid for acquisitions                           -         (92,377)                -                -             (92,377)
    Purchases of property and equipment            (13,349)         (3,019)             (623)               -             (16,991)
    Deposits on acquisitions and other                   -               -            (7,325)               -              (7,325)
                                                 ---------     -----------        ----------      -----------      --------------
    Net cash used in investing activities          (13,349)        (95,396)           (7,948)               -            (116,693)
                                                 ---------     -----------        ----------      -----------      --------------

  Financing Activities:

    Proceeds from long-term debt                   288,378               -             6,282           (6,282)            288,378
    Payments on long-term debt                    (183,928)              -                 -                -            (183,928)
    Purchase of Company's Class A
      common stock                                  (7,000)              -                 -                -              (7,000)
    Proceeds from exercise of stock
      options                                        3,922               -                 -                -               3,922
    Purchase of interest rate cap
      agreements and other debt related
      costs                                         (4,291)              -                 -                -              (4,291)
    Intercompany                                   (75,327)         68,642             8,560           (1,875)                  -
    Other                                             (156)              -                 -            1,875               1,719
                                                 ---------     -----------        ----------      -----------      --------------
    Net cash provided (used) by financing
      activities                                    21,598          68,642            14,842           (6,282)             98,800
                                                 ---------     -----------        ----------      -----------      --------------

  Increase (decrease) in cash and cash
      equivalents                                      504            (829)            4,919                -               4,594
  Cash and cash equivalents:
    Beginning of year                                  119           1,072                 -                -               1,191
                                                 ---------     -----------        ----------      -----------      --------------
    End of year                                  $     623     $       243        $    4,919      $         -      $        5,785
                                                 =========     ===========        ==========      ===========      ==============

15.      SUBSEQUENT EVENTS - ACQUISITIONS

     On March 3, 2000, the Company acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.0 million in cash plus liabilities recorded of $1.4 million. Los Angeles Magazine Holding Company, Inc. owns and operates Los Angeles Magazine, a city magazine. The acquisition will be accounted for as a purchase and was financed through borrowings under the Credit Facility.

     On May 7, 2000, the Company entered into an agreement to purchase eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $562.5 million (the "Lee Acquisition"). The Lee Acquisition consists of the following stations: KOIN-TV (CBS) in Portland, Oregon, KRQE-TV (CBS) in Albuquerque, New Mexico (including satellite stations KBIM-TV, Roswell, New Mexico, and KREZ-TV, Durango, Colorado - Farmington, New Mexico), WSAZ-TV (NBC) in Charleston-Huntington, West Virginia, KSNW-TV (NBC) in Wichita, Kansas (including satellite stations KSNG-TV, Garden City, Kansas, KSNC-TV, Great Bend, Kansas, and KSNK-TV, Oberlin, Kansas - McCook, Nebraska), KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii, and KGMV-TV, Wailuku, Hawaii), KGUN-TV (ABC) in Tucson, Arizona, KMTV-TV (CBS) in Omaha, Nebraska, and KSNT-TV (NBC) in Topeka, Kansas. The acquisition will be accounted for as a purchase and is subject to obtaining various regulatory, network and other approvals prior to closing. In connection with the Lee Acquisition, management intends to separate all or part of the Company's television and radio businesses. Management is evaluating structural and financing alternatives to effect this separation of businesses.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                QUARTER ENDED
                                                           -------------------------------------------------------       FULL
                                                              MAY 31        AUG. 31      NOV. 30     FEB. 28 (29)        YEAR
                                                           -----------    -----------  ----------- ---------------    ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Year ended February 28, 1999:
     Net revenues                                             $ 44,619      $ 57,874      $ 71,639      $ 58,704      $  232,836
     Operating income                                            8,173        14,807        18,085         1,716          42,781
     Income (loss) before extraordinary item                     1,788         4,161         3,012        (6,116)          2,845
     Net income (loss) available to common
      shareholders                                               1,788         2,564         3,012        (6,116)          1,248
     Basic earnings per common share:
      Before extraordinary item                               $   0.08      $   0.13      $   0.10      $  (0.19)     $     0.10
      Net income (loss) available to common
        shareholders                                          $   0.08      $   0.08      $   0.10      $  (0.19)     $     0.10
     Diluted earnings per common share:
      Before extraordinary item                               $   0.08      $   0.13      $   0.09      $  (0.19)     $     0.10
      Net income (loss) available to common
        shareholders                                          $   0.08      $   0.08      $   0.09      $  (0.19)     $     0.04

   Year ended February 29, 2000:
     Net revenues                                             $ 72,352      $ 81,529      $ 91,257      $ 80,127      $  325,265
     Operating income                                           12,949        18,041        20,929         5,684          57,603
     Income (loss) before extraordinary item                       241         1,216         2,456        (1,924)          1,989
     Net income (loss) available to common
      shareholders                                                 241         1,216         1,657        (6,291)         (3,177)
     Basic earnings per common share:
      Before extraordinary item                               $   0.01      $   0.04      $   0.05      $  (0.09)     $    (0.03)
      Net income (loss) available to common
        shareholders                                          $   0.01      $   0.04      $   0.05      $  (0.14)     $    (0.09)
     Diluted earnings per common share:
      Before extraordinary item                               $   0.01      $   0.04      $   0.04      $  (0.09)     $    (0.03)
      Net income (loss) available to common
        shareholders                                          $   0.01      $   0.04      $   0.04      $  (0.14)     $    (0.09)

                              REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES:

    We have audited the accompanying consolidated balance sheets of EMMIS COMMUNICATIONS CORPORATION (an Indiana corporation) and Subsidiaries as of February 28 (29), 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Communications Corporation and Subsidiaries as of February 28 (29), 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with generally accepted accounting principles.



                                      /s/   ARTHUR ANDERSEN LLP
                                      ------------------------------------------
                                      ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
May 7, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to directors of Emmis is incorporated by reference from the section entitled "Proposal No. 1: Election of Directors" in the Emmis 2000 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Emmis 2000 Proxy Statement.

    Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors.




                                                                              AGE AT             YEAR FIRST
                                                                           FEBRUARY 28,            ELECTED
        NAME                                     POSITION                      1999                OFFICER
--------------------                  ------------------------------     ---------------       -----------
Richard F. Cummings                   Executive Vice                            47                  1984
                                      President-Programming

Norman H. Gurwitz                     Executive Vice President-Human            51                  1987
                                      Resources and Secretary

Walter Z. Berger                      Executive Vice President,                 43                  1999
                                      Treasurer
                                      and Chief Financial Officer




     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

     Richard F. Cummings was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President--Programming in 1988.

     Norman H. Gurwitz currently serves as Executive Vice President -- Human Resources, a position he assumed in 1998. Previously he served as Corporate Counsel for Emmis from 1987 to 1998 and as a Vice President from 1988 to 1995. He became Secretary of Emmis in 1989 and became an Executive Vice President in 1995. Prior to 1987, he was a partner in the Indianapolis law firm of Scott & Gurwitz. Mr. Gurwitz is the brother-in-law of Richard A. Leventhal, a director of the Company.

     Walter Z. Berger became Executive Vice President, Treasurer and Chief Financial Officer of Emmis on March 1, 1999. Most recently, Mr. Berger served as Group President of the Energy Marketing Division of LG&E Energy Corporation. Prior to that appointment, he served as Executive Vice President and Chief Financial Officer of LG&E Energy Corporation. From 1992 to 1996, he held several senior financial and operating management positions at Enron Corporation and its affiliates. Mr. Berger also spent seven years in various financial management roles at Baker Hughes Incorporated after working for eight years at Arthur Andersen & Co.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Emmis 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" in the Emmis 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Emmis 2000 Proxy Statement.


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


Financial Statement Schedules

    The following financial statement schedule is filed as a part of this report:

    Report of Independent Public Accountants on Financial Statement Schedule

    Schedule II Valuation and Qualifying Accounts and Reserves for the fiscal years in the three year period ended February 29, 2000.


Reports on Form 8-K

    The Company filed no reports on Form 8-K during its last fiscal quarter.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1 Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation. *

3.2 Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q for the period ended August 31, 1999.

3.3 Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218, the "1994 Registration Statement".

4.1 Indenture dated February 12, 1999 among Emmis Communications Corporation, certain subsidiary guarantors and IBJ Whitehall Bank and Trust Company, as trustee, including as an exhibit thereto the form of note, incorporated by reference to Exhibit 4.1 to Emmis' Registration Statement on Form S-4, File No.
           333-74377, as amended (the "1999 Registration Statement").

10.1 Emmis Communications Corporation Profit Sharing Plan, incorporated by reference from Exhibit 10.4 to the 1994 Registration Statement.++

10.2 Emmis Communications Corporation 1994 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the 1994 Registration Statement.++

10.3 The Emmis Communications Corporation 1995 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.15 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K").++

10.4 The Emmis Communications Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 to the 1995 10-K.++

10.5 Emmis Communications Corporation 1997 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the "1998 10-K").++

10.6 Emmis Communications Corporation 1999 Equity Incentive Plan, incorporated by reference from the Company's proxy statement dated May 26, 1999.++

10.7 Employment Agreement dated as of March 1, 1994, by and between Emmis Broadcasting Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1994 and amendment to Employment Agreement, effective March 1, 1999, between the Company and Jeffrey
           H. Smulyan, incorporated by reference from Exhibit 10.2 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.++

10.8 Employment Agreement dated as of March 1, 1999, by and between Emmis Communications Corporation and Walter Z. Berger, incorporated by reference from Exhibit 10.9 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1999.++

10.9 Employment Agreement, effective March 1, 1999, between the Company and Doyle L. Rose, incorporated by reference from Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.++

10.10 Employment Agreement, effective March 1, 1999, between the Company and Richard F. Cummings, incorporated by reference from Exhibit 10.3 to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.++

10.11 Second Amended and Restated Revolving Credit and Term Loan Agreement, and First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

10.12 Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.11 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

10.13 Stock Purchase Agreement dated October 25, 1999 by and between Liberty Media Corporation and Emmis Communications Corporation with Registration Rights Agreement as Exhibit A thereto, incorporated by reference from Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

10.14 Asset Purchase Agreement dated June 3, 1999 between Emmis Communications Corporation and Press Communications Corporation, incorporated by reference from Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

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

10.17 Asset Purchase Agreement by and among Emmis Communications Corporation, Country Sampler, Inc. and Mark A. Nickel, dated as of February 23, 1999, together with associated Consulting Agreement and Letter Agreement, incorporated by reference from Exhibit 10.16 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

21         Subsidiaries of Emmis.*

23         Consent of Accountants.*

24         Powers of Attorney.*

27         Financial Data Schedule (EDGAR-filed version only)

------------------------
*   Filed with this report.
++  Management contract or compensatory plan or arrangement.

Signatures.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         EMMIS COMMUNICATIONS CORPORATION

Date:  May 30, 2000                      By:  /s/ Jeffrey H. Smulyan
                                             -----------------------------------
                                             Jeffrey H. Smulyan
                                             Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


                                   SIGNATURE                                    TITLE

Date:   May 30, 2000          /s/ Jeffrey H. Smulyan             President, Chairman of the Board an d
                              ----------------------             Director (Principal Executive Officer)
                              Jeffrey H. Smulyan


Date:   May 30, 2000          /s/ Walter Z. Berger               Executive Vice President, Treasurer
                              --------------------               and Chief Financial Officer
                              Walter Z. Berger                   (Principal Accounting Officer)



Date:   May 30, 2000          Susan B. Bayh*                     Director
                              --------------
                              Susan B. Bayh

Date:   May 30, 2000          Gary L. Kaseff*                    Executive Vice President, General
                              ---------------                    Counsel and Director
                              Gary L. Kaseff


Date:   May 30, 2000          Richard A. Leventhal*              Director
                              ---------------------
                              Richard A. Leventhal

Date:   May 30, 2000          Greg A. Nathanson*                 Television Division President and
                              ------------------                 Director
                              Greg A. Nathanson


Date:   May 30, 2000          Doyle L. Rose*                     Radio Division President and
                              --------------                     Director
                              Doyle L. Rose


Date:   May 30, 2000                                             Director
                              --------------
                              Frank V. Sica

Date:   May 30, 2000          Lawrence B. Sorrel*                Director
                              -------------------
                              Lawrence B. Sorrel

*By:      /s/  J. Scott Enright
          ----------------------------
          J. Scott Enright
          Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES included in Item 8, in this Form 10-K, and have issued our report thereon dated March 29, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             /s/   ARTHUR ANDERSEN LLP
                                             -----------------------------------
                                             ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
May 7, 2000.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      FOR THE FISCAL YEARS IN THE THREE YEAR PERIOD ENDED FEBRUARY 29, 2000

                             (DOLLARS IN THOUSANDS)



                                                          BALANCE AT                                               BALANCE
                                                           BEGINNING                                                AT END
                       CLASSIFICATION                       OF YEAR       PROVISION    WRITE-OFFS      OTHER       OF YEAR
         ------------------------------------------     -------------   -----------    ----------    ---------   ----------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS,

             Year ended February 28, 1998                 $    820      $     802      $   (981)     $   705(1)   $   1,346
             Year ended February 28, 1999                    1,346          1,745        (1,393)           -          1,698
             Year ended February 29, 2000                    1,698          2,550        (2,324)           -          1,924

(1) Represents additions to the allowance for doubtful accounts associated with certain acquisitions.