Form 10-K/A
period 2000-02-29
EMMIS COMMUNICATIONS CORP
filed 2000-06-29
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)


[ X ]  Amendment to Annual Report Pursuant to Section 13 or 15(d) of The
        Securities Exchange Act of 1934 for the Fiscal Year Ended February 29, 2000


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

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000, was:

                41,312,781 Class A Common Shares, $.01 par value
                 4,938,582 Class B Common Shares, $.01 par value


                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENTS                            FORM 10-K REFERENCE
                ---------                            -------------------


                  None                                        N/A

                        EMMIS COMMUNICATIONS CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I                    ..................................................................................        3
                          Item 1.   Business................................................................        3
                          Item 2.   Properties..............................................................       19
                          Item 3.   Legal Proceedings.......................................................       21
                          Item 4.   Submission of Matters to a Vote of Security Holders.....................       21

PART II                   ..................................................................................       22
                          Item 5.   Market for Registrant's Common Equity and Related
                                    Shareholder Matters.....................................................       22
                          Item 6.   Selected Financial Data.................................................       23
                          Item 7.   Management's Discussion and Analysis of Financial
                                    Condition and Results of Operation......................................       24
                          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............       31
                          Item 8.   Financial Statements and Supplementary Data.............................       33
                          Item 9.   Changes in and Disagreements with Accountants
                                    on Accounting and Financial Disclosure..................................       70

PART III                  ..................................................................................       71
                          Item 10.   Directors and Executive Officers of the Registrant.....................       71
                          Item 11.   Executive Compensation.................................................       73
                          Item 12.   Security Ownership of Certain Beneficial Owners
                                     and Management.........................................................       75
                          Item 13.   Certain Relationships and Related Transactions.........................       77

PART IV                   ..................................................................................       77
                          Item 14.   Exhibits, Financial Statement Schedule, and Reports
                                     on Form 8-K............................................................       77

Signatures                ..................................................................................       80


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



                                      /s/   ARTHUR ANDERSEN LLP
                                      ------------------------------------------
                                      ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
May 7, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


          NAME, AGE, PRINCIPAL OCCUPATION(S) AND                                      DIRECTOR
          BUSINESS EXPERIENCE DURING PAST 5 YEARS                                       SINCE
          ---------------------------------------                                     ---------

Jeffrey H. Smulyan, Age 53                                                               1979
Chairman of the Board of Directors, Founder and President of Emmis; formerly also owner and CEO of the Seattle Mariners major league baseball team; Chairman of the Radio Advertising Bureau; Director of The Finish Line; Trustee of Ball
State University.

Susan B. Bayh, Age 40*                                                                   1994
Commissioner of the International Joint Commission of the United States and
Canada; Also, Distinguished Visiting Professor at Butler University; formerly
Attorney with Eli Lilly & Company; Director of Anthem, Inc. and Golden State
Foods.

Gary L. Kaseff, Age 52                                                                   1994
Employed as Executive Vice President and General Counsel to Emmis since 1998;
also counsel to Emmis in Southern California; formerly President of the Seattle
Mariners major league baseball team and partner with the law firm of Epport &
Kaseff.

Richard A. Leventhal, Age 53*                                                            1992
Owns and operates Top Value Fabrics, Inc., a wholesale fabric and textile company in Carmel, Indiana. Mr. Leventhal is the brother-in-law of Norman H.
Gurwitz, an executive officer of Emmis.

Greg A. Nathanson, Age 54                                                                1998
Television Division President of Emmis; formerly President of Programming and
Development for Twentieth Television from 1996 to 1998, General Manager of
KTLA-TV in Los Angeles, California from 1992 to 1996 and President of Fox
Television Stations from 1990 to 1992.

Doyle L. Rose, Age 55                                                                    1984
Radio Division President of Emmis; formerly Executive Vice President-Operations.

Frank V. Sica, Age 56                                                                    1998
Managing director of Soros Fund Management LLC and Managing Partner of Soros
Private Equity Partners; director of CSG Systems International, Inc., a computer software company, Global TeleSystems Group, Inc., a telecommunications company,
Kohl's Department Stores, a retail company, and Outboard Marine Corporation, a manufacturer of marine engines and boats; formerly a Managing Director of Morgan
Stanley Dean Witter & Co., Incorporated from 1988 to 1998.

Lawrence B. Sorrel, Age 41                                                               1993
General partner of Welsh, Carson, Anderson & Stowe, a private investment firm;
formerly a Managing Director of Morgan Stanley Dean Witter & Co. Incorporated
from 1986 to 1998.
-------------
* Independent directors elected by the holders of the Class A Common Stock voting as a single class.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Emmis officers and directors, and persons who own more than 10% of Emmis common stock, to file with the Securities and Exchange Commission reports detailing their ownership of Emmis common stock and changes in such ownership. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish Emmis with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to Emmis, Emmis believes that during the last fiscal year all officers, directors and greater than 10% shareholders complied with the filing requirements of Section 16(a), except that Susan Bayh, Richard Leventhal, Frank Sica and Lawrence Sorrel each failed to timely file one report in connection with one transaction, and Randall Bongarten failed to timely file a Form 3 report and one Form 4 report in connection with a single transaction.

ITEM 11.  EXECUTIVE COMPENSATION.


COMPENSATION TABLES

     The following table sets forth the compensation awarded to, earned by, or paid to the chief executive officer and the four most highly compensated executive officers other than the chief executive officer (collectively, the "Named Executive Officers") during each of the last three fiscal years. All stock information has been restated for the two-for-one stock split in February 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                      ------------
                                           ANNUAL COMPENSATION                           AWARDS
                        ----------------------------------------------------------     ----------
                                                                                       SECURITIES
                            FISCAL                                     OTHER           UNDERLYING            ALL
NAME AND                  YEAR ENDED                                   ANNUAL           OPTIONS/           OTHER
PRINCIPAL POSITION      FEBRUARY 28(29)   SALARY       BONUS (1)  COMPENSATION (2)      SARS(#)        COMPENSATION
------------------      ---------------   ------       ---------  ----------------     ---------       ------------
JEFFREY H. SMULYAN          2000          765,175       765,175           -            1,200,000          130,000 (3)
President and               1999          762,656       271,301           -              200,000           40,000
Chairman of the Board       1998          681,717       140,000           -              200,000          101,735


DOYLE L. ROSE               2000          435,769       479,593         14,400            -
Radio Division              1999          433,867            -          14,400           300,000             -
President                   1998          434,156        44,800         14,400            50,000             -


RICHARD F. CUMMINGS         2000          460,781       479,593         14,400             -
Executive Vice President    1999          408,855            -          14,400           300,000             -
-- Programming              1998          434,156        44,800         14,400            50,000             -


GREG A. NATHANSON           2000          435,769       119,745         14,400            50,000
Television Division         1999          243,227        75,000          8,400               -               -
President                   1998              -             -               -                -               -

WALTER Z. BERGER            2000          342,192       119,745         12,000            40,000           86,307 (4)
Executive Vice President,   1999           23,539           -               -                -               -
Chief Financial Officer     1998              -             -               -                -               -
and Treasurer

-----------------
(1) Includes both cash and stock bonuses. The bonuses for Mr. Cummings and Mr. Rose include a signing bonus for entering into new employment agreements with the Company.
(2)  Represents automobile allowance.
(3) Represents the value of premiums accrued by Emmis on a split-dollar life insurance policy.
(4)  Represents reimbursement of relocation expenses.




                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

All stock information in the following tables has been restated for the two-for-one stock split in February 2000.

                                                               INDIVIDUAL GRANTS
                                      ---------------------------------------------------------------------------
                         NUMBER OF     % OF TOTAL                                       POTENTIAL REALIZABLE
                        SECURITIES    OPTIONS/SARS                                        VALUE AT ASSUMED
                        UNDERLYING     GRANTED TO       EXERCISE                       ANNUAL RATES OF STOCK
                         OPTIONS/       EMPLOYEES        OR BASE                         PRICE APPRECIATION
                           SARS            IN             PRICE     EXPIRATION             FOR OPTION TERM
NAME                      GRANTED      FISCAL YEAR      ($/SHARE)      DATE              5%               10%
----                      -------      -----------      ---------      ----              --               ---

Jeffrey H. Smulyan       200,000           12.5%           $  7.75        6/29/04    $ 7,468,000     $ 9,480,000
                       1,000,000           62.3%             28.25       10/23/09     30,260,000      63,490,000
Doyle L. Rose               -              -                 -           -                  -               -

Richard F. Cummings         -              -                 -           -                  -               -

Greg A. Nathanson         50,000            3.1%             22.6875       (1)         1,200,325       1,831,525

Walter Z. Berger          40,000            2.5%             22.6875       (1)           960,260       1,465,220
---------------



(1) The options expire at a rate of 20% per year beginning February 28, 2003, with all options expired by February 28, 2007.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                               OPTIONS/SARS          IN-THE-MONEY OPTIONS/SARS
                                                             AT FISCAL YEAR END         AT FISCAL YEAR END
                                                          ----------------------------------------------------
                              ACQUIRED ON      VALUE        EXER-        UNEXER-           EXER-       UNEXER-
NAME                           EXERCISE      REALIZED      CISABLE       CISABLE          CISABLE      CISABLE
----------                     --------      --------      ---------------------          --------------------
Jeffrey H. Smulyan               46,000    $1,691,223     800,000      1,000,000       $21,250,000   $8,250,000

Doyle L. Rose                    54,800     2,471,238     114,400        250,000 (1)     3,305,200    4,125,000

Richard F. Cummings               4,800       172,800     164,400        250,000 (1)     4,742,700    4,125,000

Greg A. Nathanson                    -             -           -          50,000                -       690,625

Walter Z. Berger                     -             -           -          40,000                -       552,500

----------------------

(1) Options relating to 35,000 of these shares lapsed immediately following the end of the fiscal year because certain performance targets were not achieved. The value of the remaining unexercisable in-the-money options at fiscal year end was $3,547,500.

COMPENSATION OF DIRECTORS

    Emmis Directors who are not officers or employees are compensated for their services at the rate of $2,000 per meeting of the Board of Directors attended. Pursuant to the Non-Employee Director Stock Option Plan, Directors who are not officers or employees of Emmis also are entitled to receive options to purchase 10,000 shares of Emmis Class A Common Stock. The options are granted on the date of the Emmis annual meeting at the closing price of the underlying shares on that date. In addition to her duties as a director, Emmis separately engaged Susan Bayh to continue to develop plans for the involvement of Emmis and each of its stations and publications in various charitable organizations. During the last fiscal year, Mrs. Bayh received approximately $50,000 as compensation for such services. Nominees for election as a director of Emmis are selected by the Board of Directors, acting as a nominating committee.

EMPLOYMENT AGREEMENTS

     During the fiscal year ended February 28, 1994, Emmis entered into a five-year employment agreement with Jeffrey H. Smulyan pursuant to which Mr. Smulyan was employed as chief executive officer. This employment agreement expired by its terms on February 28, 1999. Emmis and Mr. Smulyan entered into an amendment to the employment agreement effective March 1, 1999 which extended the term to February 29, 2004. Mr. Smulyan's base compensation during the last fiscal year was approximately $765,000. In addition, the agreement as amended provides for annual bonuses to be set by the Board of Directors ranging from a minimum of $50,000 up to a maximum of 100% of Mr. Smulyan's annual base salary (plus an adjustment for inflation). Mr. Smulyan also received options to purchase 1,000,000 shares of common stock (after adjustment for the subsequent stock split) at a price per share of $28.25 pursuant to the agreement. Under the agreement, Mr. Smulyan retains the right to participate in all Emmis employee benefit plans for which he is otherwise eligible. The agreement with Mr. Smulyan is subject to termination by the Board of Directors or by Mr. Smulyan, either without cause or for cause, at any time upon notice. In the event Emmis terminates Mr. Smulyan's employment without cause (as defined in the agreement) or in the event Mr. Smulyan terminates his employment for good reason (as defined in the agreement), Mr. Smulyan is entitled to receive the present value of the applicable base and incentive compensation through a date five years after the date of termination. In addition, the agreement entitles Mr. Smulyan to certain termination benefits upon disability, death or a change in control (as defined in the agreement) of Emmis. Following a termination of Mr. Smulyan's employment, other than a termination by Emmis without cause (as defined in the agreement) or a termination by Mr. Smulyan with good reason (as defined in the agreement), Mr. Smulyan is prohibited from engaging in a business in competition with Emmis for a period of two years after the date of termination. In connection with the payment of his annual bonus, Mr. Smulyan also entered into a deferred compensation agreement with the Company pursuant to which Mr. Smulyan deferred the amount of his bonus that would not be deductible to the Company under Section 162(m) of the Internal Revenue Code. The amounts deferred will generally be paid to Mr. Smulyan over the next four years and will accrue interest at the Company's cost of senior debt, currently, approximately 8%. Future annual bonuses paid to Mr. Smulyan will be structured, to the extent practicable, to qualify as performanced-based under Section 162(m) of the Internal Revenue Code.

     During the fiscal year ended February 29, 2000, the Company entered into two-year employment agreements with each of Doyle L. Rose and Richard F. Cummings, pursuant to which Mr. Rose was employed as Radio Division President and Mr. Cummings was employed as Executive Vice President - Programming. Each employment agreement provides for a $300,000 signing bonus and an annual base salary of $433,000, respectively, for each of the three years covered thereby. In addition, the agreements (i) provide for an annual cash bonus of up to $150,000, (ii) provide for the award of 30,800 shares of Class A Common Stock to each of Mr. Rose and Mr. Cummings if the officer remains employed by the Corporation at the expiration of the agreement (or dies) (iii) incorporate the terms of stock option grants made to Mr. Rose and Mr. Cummings in 1998, which options are subject, in part, to forfeiture each year if the Radio Division fails to achieve performance objectives specified in advance by the Compensation Committee and (iv) permit Mr. Rose and Mr. Cummings to participate in all employee benefit plans of the Corporation for which they would otherwise be eligible.

     Effective March 1, 1999, the Corporation entered into a three-year employment agreement with Walter Z. Berger pursuant to which Mr. Berger is employed as Executive Vice President and Chief Financial Officer of the Corporation. The employment agreement provides for an annual base salary of $340,000 for each of the three years covered thereby. In addition, the agreement provides (i) for an annual cash bonus of up to 100,000, (ii) the award of 20,000 shares of Class A Common Stock if Mr. Berger remains employed by the Corporation through the expiration of the agreement (or dies or becomes disabled, as defined in the agreement), and (iii) for the award of options to purchase 40,000 shares at their fair market value on March 1, 1999 and options to purchase 40,000 shares on the first day of each of the remaining contract years at the fair market value of such shares on the date of the grant. Under the agreement, Mr. Berger also retains the right to participate in all employee benefit plans of the Corporation for which he is otherwise eligible.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table shows, as of April 30, 2000, the number and percentage of shares of Common Stock held by each person known to Emmis who owned beneficially more than five percent of the issued and outstanding Emmis common stock, by the Emmis directors and nominees, and by certain executive officers:


                                  CLASS A COMMON STOCK              CLASS B COMMON STOCK
                                  --------------------              --------------------
FIVE PERCENT SHAREHOLDERS,       AMOUNT AND                        AMOUNT AND                   PERCENT
SELLING SHAREHOLDER,             NATURE OF       PERCENT            NATURE OF         PERCENT   OF TOTAL
DIRECTORS AND CERTAIN            BENEFICIAL        OF              BENEFICIAL           OF       VOTING
EXECUTIVE OFFICERS                OWNERSHIP       CLASS             OWNERSHIP          CLASS      POWER
------------------                ----------------------------------------------------------      -----
Jeffrey H. Smulyan                   518,067 (1)   1.2%              5,538,582 (15)   100.0%      57.7%
Susan B. Bayh                         32,700 (2)   *                  -                 -          *
Walter Z. Berger                      40,000 (3)   *                  -                 -          *
Richard F. Cummings                  229,140 (4)   *                  -                 -          *
Norman H. Gurwitz                    200,481 (5)   *                  -                 -          *
Gary L. Kaseff                        96,949 (6)   *                  -                 -          *
Richard A. Leventhal                  68,800 (7)   *                  -                 -          *
Doyle L. Rose                        140,962 (8)   *                  -                 -          *
Greg A. Nathanson                    295,973 (9)   *                  -                 -          *
Frank V. Sica                         10,000 (10)  *                  -                 -          *
Lawrence B. Sorrel                    18,000 (11)  *                  -                 -          *
Liberty Media Corporation          5,400,000 (12) 13.0                -                 -          6.1
Westport Asset Management, Inc.    3,055,800 (13)  7.4                -                 -          3.4

All Officers and Directors
     as a Group (11 persons)       1,641,331 (14)  4.0               5,538,582 (15)   100.0       58.4

----------------------
 * Less than 1%.

(1) Consists of 358,067 shares held by Mr. Smulyan as trustee for the Emmis Communications Corporation Profit Sharing Trust, (the "Profit Sharing Trust"), as to which Mr. Smulyan disclaims beneficial ownership of all but 3,413 held for his benefit, and 160,000 shares owned individually.

(2) Consists of 2,700 shares owned individually and 30,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

(3) Consists of 40,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

(4) Consists of 54,575 shares owned individually, 6,752 shares owned for the benefit of Mr. Cummings' children, 3,413 shares held in the Profit Sharing Trust, and 164,400 shares represented by stock options exercisable within 60 days of April 30, 2000.

(5) Consists of 24,140 shares owned jointly by Mr. Gurwitz and his spouse, 980 shares owned by Mr. Gurwitz's spouse, 5,476 shares owned for the benefit of Mr. Gurwitz's children, 17,800 shares owned by a corporation of which Mr. Gurwitz's spouse is a 50% owner, 2,225 shares held in the Profit Sharing Trust, and 149,860 shares represented by stock options exercisable within 60 days of April 30, 2000.

(6) Consists of 8,521 shares owned individually by Mr. Kaseff, 2,738 shares owned by Mr. Kaseff's spouse, 690 shares held in the Profit Sharing Trust, and 85,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

(7) Consists of 8,000 shares owned individually, 3,000 shares owned by Mr. Leventhal's spouse, 17,800 shares owned by a corporation of which Mr. Leventhal is a 50% owner and 40,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

(8) Consists of 23,149 shares owned individually, 3,413 shares held in the Profit Sharing Trust, and 114,400 shares represented by stock options exercisable within 60 days of April 30, 2000.

(9) Consists of 201,973 shares owned individually or jointly with his spouse, 44,000 shares owned by a trust for the benefit of Mr. Nathanson's children and 50,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

(10) Consists of shares represented by stock options exercisable within 60 days of April 30, 2000.

(11) Consists of 8,000 shares owned individually and 10,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

(12) Information concerning these shares was obtained from a Schedule 13D filed in November 1999 by Liberty Media Corporation, which has a mailing address of 9197 South Peoria Street, Englewood, Colorado 80112.

(13) Information concerning these shares was obtained from an Amendment to
     Schedule 13G filed in February 2000 by Westport Asset Management, Inc. on behalf of itself and Westport Advisors LLC, each of which has a mailing address of 253 Riverside Avenue, Westport, Connecticut 06880.

(14) Includes 693,660 shares represented by stock options exercisable within 60 days of April 30, 2000, and shares held in the Emmis Communications Corporation Profit Sharing Trust.

(15) Consists of 4,738,582 shares owned individually and 800,000 shares represented by stock options exercisable within 60 days of April 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Emmis has periodically made interest-bearing loans to various officers and employees. The approximate amount of such indebtedness outstanding at April 30, 2000, and the largest aggregate amount of indebtedness outstanding at any month end during the last fiscal year, was $1,024,979 and $1,016,205, respectively, for Jeffrey H. Smulyan, Chairman and President, $167,442 and $166,149, respectively, for Doyle L. Rose, Radio Division President and Director, $120,729 and $119,702, respectively, for Richard F. Cummings, Executive Vice President-Programming, and $91,023 and $90,271, respectively, for Norman H. Gurwitz, Executive Vice President-Human Resources and Secretary. These loans bear interest at Emmis' cost of senior debt, which at April 30, 2000, was approximately 7.5%. In addition, during the last fiscal year, Emmis purchased approximately $157,000 in corporate gifts and specialty items from a company owned by the spouse of Norman H. Gurwitz, Executive Vice President-Human Resources and Secretary. Part of these purchases were awarded through competitive bids.

     During the last fiscal year, Emmis made payments of approximately $364,000 to N97EC, LLC, a company owned by Jeffrey H. Smulyan, for use by Emmis of an airplane owned by that company.



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

3.2        Amended and Restated Bylaws of Emmis Communications Corporation. *

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



                                         EMMIS COMMUNICATIONS CORPORATION


Date:  June 29, 2000                     By:   Jeffrey H. Smulyan *
                                             -----------------------------------
                                             Jeffrey H. Smulyan
                                             Chairman of the Board


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.



                                   SIGNATURE                                    TITLE

Date:   June 29, 2000         Jeffrey H. Smulyan *               President, Chairman of the Board and
                              ----------------------             Director (Principal Executive Officer)
                              Jeffrey H. Smulyan


Date:   June 29, 2000         Walter Z. Berger *                 Executive Vice President, Treasurer
                              --------------------               and Chief Financial Officer
                              Walter Z. Berger                   (Principal Accounting Officer)



Date:   June 29, 2000                                            Director
                              --------------
                              Susan B. Bayh

Date:   June 29, 2000         Gary L. Kaseff*                    Executive Vice President, General
                              ---------------                    Counsel and Director
                              Gary L. Kaseff


Date:   June 29, 2000         Richard A. Leventhal*              Director
                              ---------------------
                              Richard A. Leventhal

Date:   June 29, 2000         Greg A. Nathanson*                 Television Division President and
                              ------------------                 Director
                              Greg A. Nathanson


Date:   June 29, 2000         Doyle L. Rose*                     Radio Division President and
                              --------------                     Director
                              Doyle L. Rose


Date:   June 29, 2000                                            Director
                              --------------
                              Frank V. Sica

Date:   June 29, 2000                                            Director
                              -------------------
                              Lawrence B. Sorrel


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