Form 10-Q
period 2000-05-31
EMMIS COMMUNICATIONS CORP
filed 2000-07-14
CIK 783005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended May 31, 2000 or

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

     The number of shares outstanding of each of the Registrant's classes of common stock, as of July 10, 2000, was:

           41,653,388 Shares of Class A Common Stock, $.01 Par Value
            5,230,396 Shares of Class B Common Stock, $.01 Par Value

                                      INDEX

                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................................3

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements..........................................4

           Condensed Consolidated Statements of
                Operations for the three months
                ended May 31, 1999 and 2000.................................4

           Condensed Consolidated Balance Sheets
                as of February 29, 2000 and May 31, 2000....................5

           Condensed Consolidated Statements of Cash
                Flows for the three months ended
                May 31, 1999 and 2000.......................................7

           Notes to Condensed Consolidated
                Financial Statements........................................9

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations.............................................23

     Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk.........................................27

PART II  - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................27

     Item 6.  Exhibits and Reports on Form 8-K.............................27

     Signatures............................................................28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

         We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of May 31, 2000, and the related condensed consolidated statements of operations for the three-month periods ended May 31, 1999 and 2000 and the condensed consolidated statements of cash flows for the three-month periods ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of February 29, 2000 (not presented separately herein), and, in our report dated March 29, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
June 22, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited, dollars in thousands, except per share data)

                                                           Three Months
                                                           Ended May 31,
                                                       1999            2000
                                                   ------------    ------------

GROSS REVENUES                                     $     84,921    $    118,247
LESS:  AGENCY COMMISSIONS                                12,569          17,728
                                                   ------------    ------------

NET REVENUES                                             72,352         100,519
Operating expenses                                       45,463          61,856
International business
  development expenses                                      380             404
Corporate expenses                                        3,206           3,720
Depreciation and amortization                             9,709          14,272
Non-cash compensation                                       645           1,664
                                                   ------------    ------------

OPERATING INCOME                                         12,949          18,603
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                      (13,229)         (8,412)
  Minority interest                                       1,059             524
  Other income (expense), net                              (238)           (214)
                                                   ------------    ------------

    Total other income (expense)                        (12,408)         (8,102)
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                                  541          10,501
PROVISION FOR INCOME TAXES                                  300           4,590
                                                   ------------    ------------

NET INCOME                                                  241           5,911
                                                   ------------    ------------

PREFERRED STOCK DIVIDENDS                                    --           2,246
                                                   ------------    ------------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                    $        241    $      3,665
                                                   ============    ============

    Basic net income per common share              $        .01    $        .08
                                                   ============    ============

    Diluted net income per common share            $        .01    $        .08
                                                   ============    ============

    Weighted average common shares outstanding:
     Basic                                           31,608,128      46,268,750
     Diluted                                         32,287,712      48,012,311


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                       February 29,    May 31,
                                                           2000         2000
                                                       -----------   -----------
                                                         (Note 1)    (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $   17,370    $   19,751
  Accounts receivable, net                                  66,471        81,494
  Prepaid expenses                                          10,053        14,474
  Other                                                     18,822        17,160
                                                        ----------    ----------

         Total current assets                              112,716       132,879

  Property and equipment, net                              128,904       127,953
  Intangible assets, net                                 1,033,970     1,058,167
  Other assets, net                                         51,716        51,117
                                                        ----------    ----------

                  Total assets                          $1,327,306    $1,370,116
                                                        ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $   22,957    $   25,992
  Current portion of other
   long-term debt                                            5,379         3,475
  Current portion of TV program
   rights payable                                           16,816        16,712
  Accrued salaries and commissions                           8,162         8,500
  Accrued interest                                          11,077         4,969
  Deferred revenue                                          15,912        18,704
  Other                                                      4,139         4,561
                                                        ----------    ----------

          Total current liabilities                         84,442        82,913

Credit facility and senior
 subordinated notes                                        300,000       332,000
TV program rights payable, net of
 current portion                                            58,585        54,257
Other long-term debt, net of
 current portion                                            14,607        14,551
Other noncurrent liabilities                                 5,408         4,907
Deferred income taxes                                       87,139        90,341
Minority interest                                              758           557
                                                        ----------    ----------

                  Total liabilities                        550,939       579,526
                                                        ----------    ----------

                                                    February 29,      May 31,
                                                       2000            2000
                                                    -----------     -----------
                                                     (Note 1)       (Unaudited)


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A cumulative convertible
   preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   2,875,000 shares issued and
   outstanding at February 29, 2000
   and  May 31, 2000                                         29              29
  Class A common stock, $.01
   par value; authorized 170,000,000
   shares; issued and outstanding
   41,232,811 shares at
   February 29, 2000 and 41,607,211
   shares at May 31, 2000                                   412             416
  Class B common stock, $.01
   par value; authorized 30,000,000
   shares; issued and outstanding
   4,738,582 shares at
   February 29, 2000 and 4,938,582
   shares at May 31, 2000                                    47              49
  Additional paid-in capital                            804,820         815,048
  Accumulated deficit                                   (27,482)        (23,817)
  Accumulated other comprehensive loss                   (1,459)         (1,135)
                                                    -----------     -----------

          Total shareholders' equity                    776,367         790,590
                                                    -----------     -----------

                  Total liabilities and
                   shareholders' equity             $ 1,327,306     $ 1,370,116
                                                    ===========     ===========


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, dollars in thousands)

                                                              Three Months
                                                              Ended May 31,
                                                            1999         2000
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $    241     $  5,911
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities -
       Depreciation and amortization                        11,524       17,586
       Provision for bad debts                                 501        1,545
       Provision for deferred income taxes                     961        1,988
       Non-cash compensation                                   645        1,664
       Other                                                (1,003)         432
   Changes in assets and liabilities -
       Accounts receivable                                  (4,535)     (14,497)
       Prepaid expenses and other current assets            (5,348)      (1,641)
       Other assets                                          2,540       (1,118)
       Accounts payable and accrued liabilities              8,535       (1,957)
       Deferred revenue                                       (328)       1,855
       Other liabilities                                   (18,985)      (3,872)
                                                          --------     --------

       Net cash provided by (used in)
         operating activities                               (5,252)       7,896
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (9,954)      (2,958)
   Acquisition of Country Sampler                          (18,454)          --
   Acquisition of Los Angeles Magazine                          --      (36,662)
                                                          --------     --------

       Net cash used in investing activities               (28,408)     (39,620)
                                                          --------     --------

                                                              Three Months
                                                              Ended May 31,
                                                           1999          2000
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                              (4,000)      (23,788)
   Proceeds from long-term debt                            32,000        54,388
   Proceeds from exercise of stock options                    962         5,751
   Preferred stock dividends paid                              --        (2,246)
                                                         --------      --------

     Net cash provided by financing activities             28,962        34,105
                                                         --------      --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             (4,698)        2,381
CASH AND CASH EQUIVALENTS:
   Beginning of period                                      6,117        17,370

   End of period                                         $  1,419      $ 19,751
                                                         ========      ========


SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                            $  6,111      $ 12,968
     Income taxes                                           4,516           234

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                          $ 25,608            --
  Cash paid                                                18,454            --
                                                         --------      --------
  Liabilities recorded                                   $  7,154      $     --
                                                         ========      ========

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                          $     --      $ 39,355
  Cash paid                                                    --        36,662
                                                         --------      --------
  Liabilities recorded                                   $     --      $  2,693
                                                         ========      ========


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

                                   (Unaudited)

Note 1.  General

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and its subsidiaries (collectively, "Emmis" or the "Company"). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended February 29, 2000. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited or the remainder of the fiscal year.

         In the opinion of the registrant, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at May 31, 2000 and the results of its operations and cash flows for the three months ended May 31, 1999 and 2000.

         The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.


Note 2.  Significant Events

         On March 3, 2000, the Company acquired all of the outstanding capital stock of Los Angeles Magazines Holding Company, Inc. for approximately $36.7 million in cash plus liabilities recorded of $2.7 million. Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under the Company's credit facility (the "Credit Facility"). The excess of the purchase price over the estimated fair value of identifiable assets was $35.8 million, which is included in intangible assets in the accompanying condensed consolidated balance sheets and is being amortized over 15 years.

         On May 7, 2000, Emmis entered into an agreement to purchase eight network-affiliated and seven satellite television stations from Lee

Enterprises, Inc. for $562.5 million (the "Lee Acquisition"). The Lee Acquisition consists of the following stations:

-    KOIN-TV (CBS) in Portland, Oregon
- KRQE-TV (CBS) in Albuquerque, New Mexico (including satellite stations KBIM-TV, Roswell, New Mexico, and KREZ-TV, Durango, Colorado - Farmington, New Mexico)
-    WSAZ-TV (NBC) in Charleston-Huntington, West Virginia
- KSNW-TV (NBC) in Wichita, Kansas (including satellite stations KSNG-TV, Garden City, Kansas, KSNC-TV, Great Bend, Kansas, and KSNK-TV, Oberlin, Kansas - McCook, Nebraska)
- KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii, and KGMV-TV, Wailuku, Hawaii)
-    KGUN-TV (ABC) in Tucson, Arizona
-    KMTV-TV (CBS) in Omaha, Nebraska
-    KSNT-TV (NBC) in Topeka, Kansas

     The Lee Acquisition will be accounted for as a purchase and is subject to obtaining various regulatory, network and other approvals prior to closing. In connection with the Lee Acquisition, management intends to separate the Company's radio operations from its television and publishing operations. Management is evaluating structural and financing alternatives to effect this separation of operations.


Note 3.   Pro Forma Acquisitions


         Unaudited pro forma summary information is presented below for the three months ended May 31, 1999, assuming the April 1999 Country Sampler Acquisition, the October 1999 WKCF-TV Acquisition, the November 1999 Argentina Acquisition, the March 2000 Los Angeles Magazine Acquisition, and the use of proceeds from the October 1999 Common and Preferred Stock Offerings and the November 1999 Liberty Investment all had occurred on the first day of the pro forma period presented below.

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

                                                         Three Months
                                                         Ended May 31,
                                                  (Pro Forma)  (Historical)
                                                      1999         2000
                                                  -----------   -----------
                                                     (Dollars in thousands,
                                                     except per share data)

            Net revenues                          $    88,653   $   100,519
                                                  ===========   ===========

            Broadcast/publishing
               cash flow                          $    32,667   $    38,663
                                                  ===========   ===========


            Net Income                            $     3,445   $     5,911
                                                  ===========   ===========

            Net income available to
               common shareholders                $     1,199   $     3,665
                                                  ===========   ===========

            Basic net income per
               common share                       $       .03   $       .08
                                                  ===========   ===========

            Diluted net income per
               common share                       $       .03   $       .08
                                                  ===========   ===========

         Weighted average shares outstanding:

            Basic                                  44,992,128    46,268,750
            Diluted                                45,671,712    48,012,311

Note 4.   Basic and Diluted Net Income Per Share


         Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 1999 consisted solely of stock options. Potentially dilutive securities at May 31, 2000 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock is not included in the calculation of diluted net income per common share for the three months ended May 31, 2000 as the effect of its conversion to common stock would be antidilutive. Thus, for the three months ended May 31, 1999 and 2000, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock amounted to approximately 3.7 million for the three months ended May 31, 2000.


Note 5.   Comprehensive Income


         Comprehensive income was comprised of the following for the three months ended May 31, 1999 and 2000 (dollars in thousands):


                                                        Three Months
                                                        Ended May 31,
                                                     1999         2000
                                                    ------       ------

         Net income                                 $ 241        $5,911
         Translation adjustment                      (975)          324
                                                    -----        ------

         Total comprehensive
            income                                  $(734)       $6,235
                                                    =====        ======


Note 6.   Segment Information


         The Company's operations are aligned into four business segments:
Radio, Television, Publishing and Other and Interactive. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

         The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three months ended May 31, 1999 and 2000 were $1.1 million and $1.3 million, respectively. Total assets of this radio station as of May 31, 1999 and 2000 were $18.1 million and $14.6 million, respectively. Emmis acquired two radio stations in Buenos Aires, Argentina in November 1999. Total revenues of these stations for the three months ended May 31, 2000 were $1.4 million and total assets as of May 31, 2000 were $32.3 million.

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

         BCF and PCF are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory. Interactive derives revenue from the sale of advertisements on the websites of the Company's stations. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing a magazine, and general and administrative costs. Significant interactive operating expenses are employee salaries and general and administrative costs.

         The accounting policies as described in the summary of significant accounting policies included in the Company's Annual Report filed on Form 10-K for the year ended February 29, 2000, are applied consistently across segments.

THREE MONTHS ENDED                                         PUBLISHING
MAY 31, 2000                        RADIO    TELEVISION    AND OTHER    INTERACTIVE     CORPORATE    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenue                    $    54,463   $    28,142   $   17,914   $        -    $         -    $      100,519
Operating Expense                   28,825        16,808       16,103          120              -            61,856
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        25,638        11,334        1,811         (120)             -            38,663
International business
   development expenses                  -             -            -            -            404               404
Corporate expenses                       -             -            -            -          3,720             3,720
Depreciation and
   amortization                      3,637         5,942        3,768            -            925            14,272
Non-cash compensation                    -             -            -            -          1,664             1,664
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income               $    22,001   $     5,392   $   (1,957)  $     (120)        (6,713)   $       18,603
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   481,544   $   698,480   $  104,500   $        -    $    85,592    $    1,370,116
                               ===========   ===========   ==========   ==========    ===========    ==============

THREE MONTHS ENDED                                         PUBLISHING
MAY 31, 1999                        RADIO    TELEVISION    AND OTHER    INTERACTIVE     CORPORATE    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenue                    $    41,965   $    18,054   $   12,333   $        -    $         -    $       72,352
Operating Expense                   23,035        12,006       10,422            -              -            45,463
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        18,930         6,048        1,911            -              -            26,889
International business
   development expenses                  -             -            -            -            380               380
Corporate expenses                       -             -            -            -          3,206             3,206
Depreciation and
   amortization                      4,011         3,380        1,514            -            804             9,709
Non-cash compensation                    -             -            -            -            645               645
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income               $    14,919   $     2,668   $      397   $        -         (5,035)   $       12,949
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   461,165   $   447,490   $   69,982   $        -    $    70,103    $    1,048,740
                               ===========   ===========   ==========   ==========    ===========    ==============

Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors


         Emmis conducts a significant portion of its business through subsidiaries. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 29, 2000 and May 31, 2000, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the Senior Subordinated Notes (the "Subsidiary Non-Guarantors"). The claims of creditors of Emmis subsidiaries have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

         Presented below is condensed consolidating financial information for the parent company only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 29, 2000 and May 31, 2000 and for the three months ended May 31, 1999 and 2000.

         Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                               As of May 31, 2000
                        (Unaudited, dollars in thousands)

                                                                                     ELIMINATIONS
                                               PARENT                    SUBSIDIARY       AND
                                               COMPANY      SUBSIDIARY      NON-     CONSOLIDATING
                                                ONLY        GUARANTORS   GUARANTORS     ENTRIES      CONSOLIDATED
                                           ------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents               $       4,771   $      2,654  $    12,326  $           -  $       19,751
   Accounts receivable, net                            -         78,503        2,991              -          81,494
   Prepaid expenses                                1,197         13,080          197              -          14,474
   Other                                           4,552         12,553           55              -          17,160
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                         10,520        106,790       15,569              -         132,879

   Property and equipment, net                    38,445         84,936        4,572              -         127,953
   Intangible assets, net                            164      1,033,543       24,460              -       1,058,167
   Investment in affiliates                    1,138,175              -            -     (1,138,175)              -
   Other assets, net                              36,505         15,325        2,268         (2,981)         51,117
                                           -------------   ------------  -----------  -------------  --------------
     Total assets                          $   1,223,809   $  1,240,594  $    46,869  $  (1,141,156) $    1,370,116
                                           =============   ============  ===========  =============  ==============

CURRENT LIABILITIES:
   Accounts payable                        $       3,397   $     17,860  $     4,735  $           -  $       25,992
   Current portion of other
     long-term debt                                   34             17        3,424              -           3,475
   Current portion of TV
     program rights payable                            -         16,712            -              -          16,712
   Accrued salaries and
     commissions                                     519          7,453          528              -           8,500
   Accrued interest                                4,920              -           49              -           4,969
   Deferred revenue                                    -         18,704            -              -          18,704
   Other                                             836          3,725            -              -           4,561
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                     9,706         64,471        8,736              -          82,913

Credit facility and senior
   subordinated notes                            332,000              -            -              -         332,000
TV program rights payable,
   net of current portion                              -         54,257            -              -          54,257
Other long-term debt, net of
   current portion                                    37         (2,189)      19,684         (2,981)         14,551
Other noncurrent liabilities                           -          4,907            -              -           4,907
Deferred income taxes                             90,341              -            -              -          90,341
Minority interest                                      -              -          557              -             557
                                           -------------   ------------  -----------  -------------  --------------
   Total liabilities                             432,084        121,446       28,977         (2,981)        579,526

Shareholders' equity
   Series A preferred stock                           29              -            -              -              29
   Class A common stock                              416              -            -              -             416
   Class B common stock                               49              -            -              -              49
   Additional paid-in capital                    815,048              -        4,393         (4,393)        815,048
   Subsidiary investment                               -        831,429       28,078       (859,507)              -
   Retained earnings/
     (accumulated deficit)                       (23,817)       287,719      (13,444)      (274,275)        (23,817)
   Accumulated other
     comprehensive loss                                -              -       (1,135)             -          (1,135)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                791,725      1,119,148       17,892     (1,138,175)        790,590
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   1,223,809   $  1,240,594  $    46,869  $  (1,141,156) $    1,370,116
                                           =============   ============  ===========  =============  ==============

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 29, 2000
                         (Note 1, dollars in thousands)

                                                                                      ELIMINATIONS
                                               PARENT                    SUBSIDIARY       AND
                                               COMPANY      SUBSIDIARY      NON-     CONSOLIDATING
                                                ONLY        GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                           ------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents               $         448   $      2,564  $    14,358  $           -  $       17,370
   Accounts receivable, net                            -         63,146        3,325              -          66,471
   Prepaid expenses                                1,197          8,434          422              -          10,053
   Other                                           5,781         12,744          297              -          18,822
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                          7,426         86,888       18,402              -         112,716

   Property and equipment, net                    38,611         85,587        4,706              -         128,904
   Intangible assets, net                            196      1,007,860       25,914              -       1,033,970
   Investment in affiliates                    1,098,183              -            -     (1,098,183)              -
   Other assets, net                              37,573         16,194        2,330         (4,381)         51,716
                                           -------------   ------------  -----------  -------------- --------------
     Total assets                          $   1,181,989   $  1,196,529       51,352  $  (1,102,564) $    1,327,306
                                           =============   ============  ===========   ============   =============

CURRENT LIABILITIES:
   Accounts payable                        $       2,973   $     15,202  $     4,782  $           -  $       22,957
   Current portion of other
     long-term debt                                   34             17        5,328              -           5,379
   Current portion of TV
     program rights payable                            -         16,816            -              -          16,816
   Accrued salaries and
     commissions                                   1,952          5,801          409              -           8,162
   Accrued interest                               10,995              -           82              -          11,077
   Deferred revenue                                              15,912                                      15,912
   Other                                           1,034          3,105            -              -           4,139
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                    16,988         56,853       10,601              -          84,442

Credit facility and senior
   subordinated notes                            300,000              -            -              -         300,000
TV program rights payable,
   net of current portion                              -         58,585            -              -          58,585
Other long-term debt, net of
   current portion                                    36            671       18,281         (4,381)         14,607
Other noncurrent liabilities                           -          5,408            -              -           5,408
Deferred income taxes                             87,139              -            -              -          87,139
Minority interest                                      -              -          758              -             758
                                           -------------   ------------  -----------  -------------  --------------
   Total liabilities                             404,163        121,517       29,640         (4,381)        550,939

Shareholders' equity
   Series A preferred stock                           29              -            -              -              29
   Class A common stock                              412              -            -              -             412
   Class B common stock                               47              -            -              -              47
   Additional paid-in capital                    804,820              -        4,393         (4,393)        804,820
   Subsidiary investment                               -        803,373       29,885       (833,258)              -
   Retained earnings /
     (accumulated deficit)                       (27,482)       271,639      (11,107)      (260,532)        (27,482)
   Accumulated other
     comprehensive loss                                -              -       (1,459)             -          (1,459)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                777,826      1,075,012       21,712     (1,098,183)        776,367
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   1,181,989   $  1,196,529  $    51,352  $  (1,102,564) $    1,327,306
                                           =============   ============  ===========  =============  ==============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                     For the Three Months Ended May 31, 2000
                        (Unaudited, dollars in thousands)


                                                                                       ELIMINATIONS
                                                  PARENT                    SUBSIDIARY      AND
                                                  COMPANY     SUBSIDIARY       NON-    CONSOLIDATING
                                                   ONLY       GUARANTORS    GUARANTORS    ENTRIES   CONSOLIDATED
                                               -----------------------------------------------------------------
Net revenues                                   $         392  $    97,441  $     2,686  $         -  $   100,519
   Operating expenses                                    328       58,531        2,997            -       61,856
   International business
     development expenses                                  -          404            -            -          404
   Corporate expenses                                  3,720            -            -            -        3,720
   Depreciation and amortization                         925       12,445          902            -       14,272
   Non-cash compensation                               1,248          416            -            -        1,664
                                               -------------  -----------  -----------  -----------  -----------
Operating income                                      (5,829)      25,645       (1,213)           -       18,603
                                               -------------  -----------  -----------  -----------  -----------
Other income (expense)
   Interest expense                                   (7,546)         (57)        (969)         160       (8,412)
   Minority interest                                       -            -            -          524          524
   Other income (expense), net                           165          (64)        (155)        (160)        (214)
                                               -------------  -----------  -----------  -----------  -----------
Total other income (expense)                          (7,381)        (121)      (1,124)         524       (8,102)
                                               -------------  -----------  ------------ -----------  -----------

Income (loss) before income taxes                    (13,210)      25,524       (2,337)         524       10,501

Provision (benefit) for income
   taxes                                              (4,854)       9,444            -            -        4,590
                                               -------------  -----------  -----------  -----------  -----------
                                                      (8,356)      16,080       (2,337)         524        5,911
Equity in earnings (loss) of
   subsidiaries                                       14,267            -            -      (14,267)           -
                                               -------------  -----------  -----------  -----------  -----------
Net income (loss)                                      5,911       16,080       (2,337)     (13,743)       5,911
Less: Preferred stock dividends                        2,246            -            -            -        2,246
                                               -------------  -----------  -----------  -----------  -----------
Net income available to common
   shareholders                                $       3,665  $    16,080  $    (2,337) $   (13,743) $     3,665
                                               =============  ===========  ===========  ===========  ===========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                     For the Three Months Ended May 31, 1999
                        (Unaudited, dollars in thousands)

                                                                                       ELIMINATIONS
                                                  PARENT                    SUBSIDIARY      AND
                                                  COMPANY     SUBSIDIARY       NON-     CONSOLIDATING
                                                   ONLY       GUARANTORS     GUARANTOR    ENTRIES   CONSOLIDATED
                                               -----------------------------------------------------------------
Net revenues                                   $         416  $    70,843  $     1,093  $         -  $    72,352
   Operating expenses                                    320       43,959        1,184            -       45,463
   International business
     development expenses                                  -          380            -            -          380
   Corporate expenses                                  3,206            -            -            -        3,206
   Depreciation and amortization                         804        8,155          750            -        9,709
   Non-cash compensation                                 484          161            -            -          645
                                               -------------  -----------  -----------  -----------  -----------
Operating income                                      (4,398)      18,188         (841)           -       12,949
                                               -------------  -----------  -----------  -----------  -----------
Other income (expense)
   Interest expense                                  (12,380)         141       (1,180)         190      (13,229)
   Minority interest                                       -            -            -        1,059        1,059
   Other income (expense), net                            17          216         (281)        (190)        (238)
                                               -------------  -----------  -----------  -----------  -----------
Total other income (expense)                         (12,363)         357       (1,461)       1,059      (12,408)
                                               -------------  -----------  -----------  -----------  -----------

Income (loss) before income taxes                    (16,761)      18,545       (2,302)       1,059          541

Provision (benefit) for income
   taxes                                              (6,509)       6,862          (53)           -          300
                                               -------------- -----------  -----------  -----------  -----------
                                                     (10,252)      11,683       (2,249)       1,059          241
Equity in earnings (loss) of
   subsidiaries                                       10,493            -            -      (10,493)           -
                                               -------------  -----------  -----------  -----------  -----------
Net income (loss)                                        241       11,683       (2,249)      (9,434)         241
Less: Preferred stock dividends                            -            -            -            -            -
                                               -------------  -----------  -----------  -----------  -----------
Net income available to common
   stockholders                                $         241  $    11,683  $    (2,249) $    (9,434) $       241
                                               =============  ===========  ===========  ===========  ===========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                     For the Three Months Ended May 31, 2000
                        (Unaudited, dollars in thousands)


                                                                                     ELIMINATIONS
                                                  PARENT                 SUBSIDIARY       AND
                                                  COMPANY   SUBSIDIARY      NON-     CONSOLIDATING
                                                   ONLY     GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                 ---------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                    $     5,911  $    16,080  $    (2,337) $   (13,743) $     5,911
   Adjustments to reconcile net
     income to net cash provided
     (used) by operating
     activities -
     Depreciation and amortization                     1,395       15,289          902            -       17,586
     Provision for bad debts                               -        1,545            -            -        1,545
     Provision for deferred income
       taxes                                           1,988            -            -            -        1,988
     Non-cash compensation                             1,248          416            -            -        1,664
     Equity in earnings of
       subsidiaries                                  (14,267)           -            -       14,267            -
     Other                                               633            -          323         (524)         432
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (14,831)         334            -      (14,497)
     Prepaid expenses and other
       current assets                                  1,229       (3,337)         467            -       (1,641)
     Other assets                                        598       (1,778)          62            -       (1,118)
     Accounts payable and accrued
       liabilities                                    (5,784)       3,788           39            -       (1,957)
     Deferred revenue                                      -        1,855            -            -        1,855
     Other liabilities                                 1,323       (4,493)        (702)           -       (3,872)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided (used) by
         operating activities                         (5,726)      14,534         (912)           -        7,896
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                          (833)      (2,114)         (11)           -       (2,958)
   Acquisition of L.A. Magazine                            -      (36,662)           -            -      (36,662)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash used by investing
         activities                                     (833)     (38,776)         (11)           -      (39,620)
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                        (23,788)           -            -            -      (23,788)
   Proceeds from long-term debt                       54,388            -            -            -       54,388
   Proceeds from exercise of stock
     options                                           5,751            -            -            -        5,751
   Intercompany                                      (23,223)      24,332       (1,109)           -            -
   Preferred stock dividends paid                     (2,246)           -            -            -       (2,246)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided (used) by
         financing activities                         10,882       24,332       (1,109)           -       34,105
                                                 -----------  -----------  -----------  -----------  -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                   4,323           90       (2,032)           -        2,381
   Beginning of period                                   448        2,564       14,358            -       17,370
                                                 -----------  -----------  -----------  -----------  -----------
   End of period                                 $     4,771  $     2,654  $    12,326  $         -  $    19,751
                                                 ===========  ===========  ===========  ===========  ===========

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                     For the Three Months Ended May 31, 1999
                        (Unaudited, dollars in thousands)

                                                                                       ELIMINATIONS
                                                  PARENT                   SUBSIDIARY       AND
                                                  COMPANY     SUBSIDIARY      NON-     CONSOLIDATING
                                                   ONLY       GUARANTORS    GUARANTOR     ENTRIES   CONSOLIDATED
                                                 ---------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                    $       241  $    11,683  $    (2,249) $    (9,434) $       241
   Adjustments to reconcile net
     income to net cash provided
     (used) by operating
     activities -
   Depreciation and amortization                       1,368        9,406          750            -       11,524
   Provision for bad debts                                 -          501            -            -          501
   Provision for deferred income
     taxes                                               961            -            -            -          961
   Non-cash compensation                                 484          161            -            -          645
   Equity in earnings of
     subsidiaries                                    (10,493)           -            -       10,493            -
   Other                                                  56            -            -       (1,059)      (1,003)
   Changes in assets and
     liabilities -
     Accounts receivable                                   -       (4,703)         168            -       (4,535)
     Prepaid expenses and other
       current assets                                  3,428       (8,627)        (149)           -       (5,348)
     Other assets                                        646        1,192          702            -        2,540
     Accounts payable and accrued
       liabilities                                     7,381        1,873         (719)           -        8,535
     Deferred revenue                                      -         (328)           -            -         (328)
     Other liabilities                                (4,001)     (16,719)       1,735            -      (18,985)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided (used) by
         operating activities                             71       (5,561)         238            -       (5,252)
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (7,872)      (1,425)        (657)           -       (9,954)
   Acquisition of Country Sampler                          -      (18,454)           -            -      (18,454)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash used by investing
         activities                                   (7,872)     (19,879)        (657)           -      (28,408)
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                         (4,000)           -            -            -       (4,000)
   Proceeds from long-term debt                       32,000            -            -            -       32,000
   Proceeds from exercise of stock
     options                                             962            -            -            -          962
   Intercompany                                      (23,447)      22,294        1,153            -            -
   Preferred stock dividends paid                          -            -            -            -            -
                                                 -----------  -----------  -----------  -----------  -----------
     Net cash provided by
       financing activities                            5,515       22,294        1,153            -       28,962
                                                 -----------  -----------  -----------  -----------  -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                  (2,286)      (3,146)         734            -       (4,698)
   Beginning of period                                 2,286        3,146          685            -        6,117
                                                 -----------  -----------  -----------  -----------  -----------
   End of period                                 $         -  $         -  $     1,419  $         -  $     1,419
                                                 ===========  ===========  ===========  ===========  ===========

Note 8.    Subsequent Events

         On June 5, 2000, Emmis entered into an option agreement to acquire the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Heart-Argyle Television, Inc. ("Hearst") for $160.0 million. Under the terms of the option agreement, Hearst has up to three years to identify a suitable television property, which Emmis will then purchase and immediately exchange with Hearst for the radio stations. During this three year period, Emmis will operate the radio stations under a Local Management Agreement (LMA). If Hearst is unable to locate a suitable television property by the end of the three year timeframe, Emmis has the option to purchase the radio stations for $160.0 million. Emmis expects to begin managing the radio stations by August 1, 2000. In connection with the signing of the option agreement, the Company made an escrow payment of $20.0 million with borrowings under the Credit Facility.

         On June 19, 2000, Emmis entered into an agreement with Clear Channel Communications/AMFM to acquire the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado for a cash purchase price of $108.0 million. This acquisition is awaiting approval by the FCC and Department of Justice and will be accounted for under the purchase method of accounting. In connection with the signing of the purchase agreement, the Company made an escrow payment of $10.8 million with borrowings under the Credit Facility.

         On June 21, 2000, Emmis entered into an agreement with Sinclair Broadcast Group, Inc. ("Sinclair") to acquire the assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM and KIHT-FM in St. Louis, Missouri for a cash purchase price of $220.0 million. The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. This acquisition is awaiting approval by the FCC and Department of Justice and will be accounted for under the purchase method of accounting. In connection with the signing of the purchase agreement, the Company made an escrow payment of $22.0 million with borrowings under the Credit Facility.

         On June 21, 2000, Emmis signed a letter of intent to swap radio stations WIL-FM, WRTH-AM and WVRV-FM that Emmis is acquiring from Sinclair, as well as radio station WKKX-FM that is currently owned by Emmis (all in St. Louis, Missouri), to Bonneville International Corporation ("Bonneville") in exchange for radio station KZLA-FM located in Los Angeles, California. The Company is in the process of negotiating a definitive asset purchase agreement with Bonneville.

         In May, 2000, the Company made an offer to purchase the stock of a company that owns and operates WALR-FM in Atlanta, Georgia. Because an affiliate of Cox Radio, Inc. holds a right of first refusal to purchase WALR-FM, Emmis' offer was made on the condition that Emmis would receive a $17 million break-up fee if WALR-FM was sold pursuant to the right of first refusal. In June, 2000, the Cox affiliate submitted an offer to purchase WALR-FM under the right of first refusal and an application to transfer the station's FCC licenses was filed with the FCC. The Company expects to receive the break-up fee upon the closing of the sale of WALR-FM under the right of first refusal.

Note 9.    Reclassifications

         Certain reclassifications have been made to the May 31, 1999 and February 29, 2000 financial statements to be consistent with the May 31, 2000 presentation. The reclassifications have no impact on net income or retained earnings previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Note: Certain statements included in this report which are not statements of historical fact, including but not limited to those identified with the words "expect," "will" or "look" are intended to be, and are, identified as "forward-looking statements," as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising; increased competition in the broadcasting industry; inability to obtain necessary approvals for purchases or sale transactions or to complete the transactions; changes in the costs of programming; inability to grow through suitable acquisitions, including the desired radio; tax and other regulatory or practical limitations on the Company's ability to effectively separate the Company's radio and television businesses; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.


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

         BCF and PCF are not measures of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of generally accepted accounting principles. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory. Interactive derives revenue from the sale of advertisements on the websites of the Company's stations. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing a magazine, and general and administrative costs. Significant interactive operating expenses are employee salaries and general and administrative costs.

         The Company's results are subject to seasonal fluctuations. Therefore, results shown on a quarterly basis are not necessarily indicative of results for a full year.


RESULTS OF OPERATIONS THREE MONTHS ENDED MAY 31, 2000 COMPARED TO MAY 31, 1999

         Net revenues for the three months ended May 31, 2000 were $100.5 million compared to $72.4 million for the same period of the prior year, an increase of $28.1 million or 38.9%. Approximately $15.1 million of the increase in net revenues for the three month period ended May 31, 2000 is the result of the April 1999 Country Sampler Acquisition, the October 1999 WKCF-TV Acquisition, the November 1999 Argentina Acquisition and the March 2000 Los Angeles Magazine Acquisition (collectively, the "Recent Acquisitions"). Excluding the Recent Acquisitions, net revenues for the three months ended May 31, 2000 would have increased $13.0 million or 18.7%. This increase in net revenues is principally due to the ability to realize higher advertising rates at certain broadcasting properties, resulting from higher ratings at certain broadcasting properties, and increases in general radio spending in the markets in which the Company operates.

         Operating expenses for the three months ended May 31, 2000 were $61.9 million compared to $45.5 million for the same period of the prior year, an increase of $16.4 million or 36.1%. Approximately $10.2 million of the increase in operating expenses for the three month period ended May 31, 2000 is the result of the Recent Acquisitions. Excluding the Recent Acquisitions, operating expenses for the three months ended May 31, 2000 would have increased $6.2 million or 14.3%. This increase is due to higher advertising and promotional spending at certain of the Company's properties as well as an increase in sales related costs.

         Broadcast/publishing cash flow for the three months ended May 31, 2000 was $38.7 million compared to $26.9 million for the same period of the prior year, an increase of $11.8 million or 43.8%. Approximately $4.9 million of the increase in broadcast/publishing cash flow for the three month period ended May 31, 2000 is the result of the Recent Acquisitions. Excluding the Recent Acquisitions, broadcast/publishing cash flow for the three months ended May 31, 2000 would have increased $6.9 million or 26.0%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

         International business development expenses for the three months ended May 31, 2000 were $0.4 million compared to $0.4 million for the same period of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

         Corporate expenses for the three months ended May 31, 2000 were $3.7 million compared to $3.2 million for the same period of the prior year, an increase of $0.5 million or 16.0%. This increase is due to an increase in the number of corporate employees in all departments as a result of the growth of the Company and the timing of certain expenses.

         EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international business development expenses. EBITDA before certain charges for the three months ended May 31, 2000 was $34.5 million compared to $23.3 million for the same period of the prior year, an increase of $11.2 million or 48.2%. This increase is due to the increase in broadcast/publishing cash flow partially offset by the increase in corporate expenses.

         Depreciation and amortization expense for the three months ended May 31, 2000 was $14.3 million compared to $9.7 million for the same period of the prior year, an increase of $4.6 million or 47.0%. Approximately $4.2 million of the increase in depreciation and amortization expense for the three month period ended May 31, 2000 is the result of the Recent Acquisitions. Excluding the Recent Acquisitions, depreciation and amortization expense for the three months ended May 31, 2000 would have increased $0.4 million or 4.3%.

         Non-cash compensation expense for the three months ended May 31, 2000 was $1.7 million compared to $0.6 million for the same period of the prior year, an increase of $1.1 million or 158.0%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. This increase was due to higher anticipated Profit Sharing Plan contributions and performance based compensation under employment agreements.

         Interest expense for the three months ended May 31, 2000 was $8.4 million compared to $13.2 million for the same period of the prior year, a decrease of $4.8 million or 36.4%. This decrease reflects lower outstanding debt due to the paydown of debt with the proceeds from the October 1999 Common and Preferred Stock Offerings and the November 1999 Liberty Investment.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash provided by operations and availability under the Credit Facility. At May 31, 2000, the Company had cash and cash equivalents of $19.8 million, net working capital of $50.0 million and $368.0 million available under the Credit Facility. Capital expenditures incurred for the three months ended May 31, 2000 were approximately $3.0 million. The Company expects that cash flow from operating activities will be sufficient to fund all debt service for debt existing at May 31, 2000, working capital and capital expenditure requirements. In addition, the Company also has access to public equity and debt markets.

         On May 7, 2000, Emmis entered into an agreement to purchase eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $562.5 million. The Lee Acquisition will be accounted for as a purchase and is subject to obtaining various regulatory, network and other approvals prior to closing. In connection with the Lee Acquisition, management intends to separate the Company's radio operations from its television and publishing operations. Management is evaluating structural and financing alternatives to effect this separation of operations.

         On June 5, 2000, Emmis entered into an option agreement to acquire the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Heart-Argyle Television, Inc. for $160.0 million. Under the terms of the option agreement, Hearst has up to three years to identify a suitable television property, which Emmis will then purchase and immediately exchange with Hearst for the radio stations. During this three year period, Emmis will operate the radio stations under a Local Management Agreement (LMA). If Hearst is unable to locate a suitable television property by the end of the three year timeframe, Emmis has the option to purchase the radio stations for $160.0 million. Emmis expects to begin managing the radio stations by August 1, 2000. In connection with the signing of the option agreement, the Company made an escrow payment of $20.0 million with borrowings under the Credit Facility.

         On June 19, 2000, Emmis entered into an agreement with Clear Channel Communications/AMFM to acquire the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado for a cash purchase price of $108.0 million. This acquisition is awaiting approval by the FCC and Department of Justice and will be accounted for under the purchase method of accounting. In connection with the signing of the purchase agreement, the Company made an escrow payment of $10.8 million with borrowings under the Credit Facility.

         On June 21, 2000, Emmis entered into an agreement with Sinclair Broadcast Group, Inc. to acquire the assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM and KIHT-FM in St. Louis, Missouri for a cash purchase price of $220.0 million. The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. This acquisition is awaiting approval by the FCC and Department of Justice and will be accounted for under the purchase method of accounting. In connection with the signing of the purchase agreement, the Company made an escrow payment of $22.0 million with borrowings under the Credit Facility.

         On June 21, 2000, Emmis signed a letter of intent to swap radio stations WIL-FM, WRTH-AM and WVRV-FM that Emmis is acquiring from Sinclair, as well as radio station WKKX-FM that is currently owned by Emmis (all in St. Louis, Missouri), to Bonneville International Corporation in exchange for radio station KZLA-FM located in Los Angeles, California. The Company is in the process of negotiating a definitive asset purchase agreement with Bonneville.

         In May, 2000, the Company made an offer to purchase the stock of a company that owns and operates WALR-FM in Atlanta, Georgia. Because an affiliate of Cox Radio, Inc. holds a right of first refusal to purchase WALR-FM, Emmis' offer was made on the condition that Emmis would receive a $17 million break-up fee if WALR-FM was sold pursuant to the right of first refusal. In June, 2000, the Cox affiliate submitted an offer to purchase WALR-FM under the right of first refusal and an application to transfer the station's FCC licenses was filed with the FCC. The Company expects to receive the break-up fee upon the closing of the sale of WALR-FM under the right of first refusal.

         As part of its business strategy, the Company continually evaluates potential acquisitions of radio and television stations as well as publishing properties. In connection with the acquisitions discussed above and future acquisition opportunities, the Company may incur additional debt and issue additional equity or debt securities depending on market conditions and other factors.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             The following exhibits are filed or incorporated by reference as a part of this report:

             3.1 Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from
                  Exhibit 3.1 to the Company's Form 10-K/A for the year ended February 29, 2000. *

             3.2 Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company's Form 10-K/A for the year ended February 29, 2000. *

             15   Letter re: unaudited interim financial information

             27   Financial data schedule (Edgar version only)

             *    Previously submitted

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the three months ended May 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EMMIS COMMUNICATIONS CORPORATION





Date:  July 14, 2000                     By:  /s/ WALTER Z. BERGER
                                         Walter Z. Berger
                                             Executive Vice President
                                             (Authorized Corporate Officer),
                                             Chief Financial Officer and
                                             Treasurer