Form 10-Q
period 2000-08-31
EMMIS COMMUNICATIONS CORP
filed 2000-10-16
CIK 783005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 31, 2000 or

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

Yes     X        No____________
   ------------

     The number of shares outstanding of each of the Registrant's classes of common stock, as of October 10, 2000, was:

                 41,702,821    Shares of Class A Common Stock, $.01 Par Value
                  5,230,396    Shares of Class B Common Stock, $.01 Par Value

                                                       INDEX

                                                                           Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................................3

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................4

           Condensed Consolidated Statements of
                Operations for the three and six months
                ended August 31, 1999 and 2000................................4

           Condensed Consolidated Balance Sheets
                as of February 29, 2000 and August 31, 2000...................5

           Condensed Consolidated Statements of Cash
                Flows for the six months ended
                August 31, 1999 and 2000......................................7

           Notes to Condensed Consolidated
                Financial Statements..........................................9

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations..........................................25

     Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk......................................32

PART II  - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................32

     Item 6.  Exhibits and Reports on Form 8-K...............................33

     Signatures..............................................................34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

         We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of August 31, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 1999 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 1999 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of February 29, 2000 (not presented separately herein), and, in our report dated May 7, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                   ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
October 6, 2000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited, dollars in thousands, except per share data)

                                                                   Three Months                        Six Months
                                                                 Ended August 31,                   Ended August 31,
                                                              1999               2000            1999            2000
                                                        ---------------   -------------     ------------    -------------

GROSS REVENUES                                          $        95,233    $    127,697     $    180,154    $     245,944
LESS:  AGENCY COMMISSIONS                                        13,704          18,628           26,273           36,356
                                                        ---------------    ------------     ------------    -------------

NET REVENUES                                                     81,529         109,069          153,881          209,588
Operating expenses                                               47,659          61,714           93,122          123,570
International business
  development expenses                                              367             427              747              831
Corporate expenses                                                3,478           3,967            6,684            7,687
Depreciation and amortization                                    10,336          14,721           20,045           28,993
Time brokerage agreement fees                                         -           1,114                -            1,114
Non-cash compensation                                             1,648           1,903            2,293            3,567
                                                        ---------------    ------------     ------------    -------------

OPERATING INCOME                                                 18,041          25,223           30,990           43,826
                                                        ---------------    ------------     ------------    -------------

OTHER INCOME (EXPENSE):
  Interest expense                                              (13,936)         (9,180)         (27,165)         (17,592)
  Minority interest                                                 466              69            1,525              593
  Other income (expense), net                                       (55)         14,086             (293)          13,872
                                                        ---------------    ------------     ------------    -------------

    Total other income (expense)                                (13,525)          4,975          (25,933)          (3,127)
                                                        ---------------    ------------     ------------    -------------

INCOME BEFORE INCOME TAXES                                        4,516          30,198            5,057           40,699
PROVISION FOR INCOME TAXES                                        3,300          13,560            3,600           18,150
                                                        ---------------    ------------     ------------    -------------

NET INCOME                                                        1,216          16,638            1,457           22,549
                                                        ---------------    ------------     ------------    -------------

PREFERRED STOCK DIVIDENDS                                             -           2,246                -            4,492
                                                        ---------------    ------------     ------------    -------------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                         $         1,216    $     14,392     $      1,457    $      18,057
                                                        ===============    ============     ============    =============

    Basic net income per common share                   $           .04    $        .31     $        .05    $         .39
                                                        ===============    ============     ============    =============

    Diluted net income per common share                 $           .04    $        .30     $        .04    $         .38
                                                        ===============    ============     ============    =============

    Weighted average common shares outstanding:
    Basic                                                        31,859          46,911           31,713           46,615
    Diluted                                                      32,876          48,172           32,612           48,039

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                                           February 29,            August 31,
                                                                               2000                  2000
                                                                          -----------         ----------------
                                                                          (Note 1)                (Unaudited)

                                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $          17,370       $          10,755
  Accounts receivable, net                                                        66,471                  86,810
  Prepaid expenses                                                                10,053                  14,982
    Other                                                                         18,822                  17,292
                                                                       -----------------       -----------------

         Total current assets                                                    112,716                 129,839

  Property and equipment, net                                                    128,904                 139,955
  Intangible assets, net                                                       1,033,970               1,150,836
  Other assets, net                                                               51,716                  92,573
                                                                       -----------------       -----------------

                  Total assets                                         $       1,327,306       $       1,513,203
                                                                       =================       =================


                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $          22,957       $          27,864
    Current portion of other
       long-term debt                                                              5,379                   5,509
    Current portion of TV program
       rights payable                                                             16,816                  16,636
    Accrued salaries and commissions                                               8,162                   8,051
  Accrued interest                                                                11,077                  11,505
    Deferred revenue                                                              15,912                  18,486
    Income taxes payable                                                               -                     417
    Other                                                                          4,139                   4,935
                                                                              ----------            ------------

          Total current liabilities                                               84,442                  93,403

Credit facility and senior
       subordinated notes                                                        300,000                 442,000
TV program rights payable, net of
       current portion                                                            58,585                  50,158
Other long-term debt, net of
       current portion                                                            14,607                  14,377
Other noncurrent liabilities                                                       5,408                   4,906
Deferred income taxes                                                             87,139                  91,550
Minority interest                                                                    758                     487
                                                                       -----------------       -----------------

                  Total liabilities                                              550,939                 696,881
                                                                       -----------------       -----------------



                                                                           February 29,                  August 31,
                                                                              2000                         2000
                                                                        -----------                  -------------
                                                                              (Note 1)                (Unaudited)


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Series A cumulative convertible
       preferred stock, $.01 par value; authorized 10,000,000
       shares;  2,875,000 shares issued and outstanding at
       February 29, 2000 and  August 31, 2000                                          29                    29
  Class A common stock, $.01
       par value; authorized 170,000,000
       shares; issued and outstanding
       41,232,811 shares at
       February 29, 2000 and 41,683,855
       shares at August 31, 2000                                                       412                   417
  Class B common stock, $.01
       par value; authorized 30,000,000
       shares; issued and outstanding
       4,738,582 shares at
       February 29, 2000 and 5,230,396
       shares at August 31, 2000                                                        47                    52
  Additional paid-in capital                                                       804,820               825,959
  Accumulated deficit                                                              (27,482)               (9,425)
  Accumulated other comprehensive loss                                              (1,459)                 (710)
                                                                       -------------------     -----------------

          Total shareholders' equity                                               776,367               816,322
                                                                       -------------------     -----------------

                  Total liabilities and
                      shareholders' equity                             $         1,327,306     $       1,513,203
                                                                       ===================     =================


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, dollars in thousands)

                                                                                          Six Months
                                                                                        Ended August 31,
                                                                                   1999                2000
                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $         1,457      $       22,549
   Adjustments to reconcile net income
     to net cash provided by
     operating activities -
       Depreciation and amortization                                                  23,730              35,498
       Provision for bad debts                                                           955               2,398
       Provision for deferred income taxes                                             5,570               3,197
       Non-cash compensation                                                           2,293               3,567
       Other                                                                            (876)                866
   Changes in assets and liabilities -
       Accounts receivable                                                           (10,247)            (20,666)
       Prepaid expenses and other current assets                                      (9,780)             (2,281)
       Other assets                                                                     (141)             (1,262)
       Accounts payable and accrued liabilities                                       15,331               4,794
       Deferred revenue                                                                3,507               1,637
       Other liabilities                                                             (25,667)              1,235
                                                                             ---------------      --------------

       Net cash provided by
         operating activities                                                          6,132              51,532
                                                                             ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (20,831)            (10,773)
   Cash paid for acquisitions                                                        (18,454)           (144,283)
   Deposits on acquisitions and other                                                (17,500)            (47,000)
                                                                             ---------------      --------------

       Net cash used in investing activities                                         (56,785)           (202,056)

                                                                             ---------------      --------------


                                                                                          Six Months
                                                                                       Ended August 31,
                                                                                      1999              2000
                                                                             ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                         (48,500)           (93,388)
   Proceeds from long-term debt                                                        90,500            235,388
   Proceeds from exercise of stock options                                              5,597              6,401
   Preferred stock dividends paid                                                           -             (4,492)
                                                                             ----------------    ---------------

     Net cash provided by financing activities                                         47,597            143,909
                                                                             ----------------    ---------------

DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                         (3,056)           (6,615)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  6,117             17,370
                                                                             ----------------    ---------------

   End of period                                                             $          3,061    $        10,755
                                                                             ================    ===============


SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                                $         12,642    $        14,411
     Income taxes                                                                       5,181                251

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                              $         25,608    $             -
  Cash paid                                                                            18,454                  -
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $          7,154    $             -
                                                                             ================    ===============

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                                              $              -    $        39,456
  Cash paid                                                                                 -             36,763
                                                                             ----------------     ---------------
  Liabilities recorded                                                       $              -    $         2,693
                                                                             ================    ================

ACQUISITION OF KKFR and KXPK:
  Fair value of assets acquired                                              $              -    $       108,728
  Cash paid                                                                                 -            107,520
                                                                             ----------------     ---------------
  Liabilities recorded                                                       $              -    $         1,208
                                                                             ================    ===============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

                                   (Unaudited)

Note 1.  General

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and its subsidiaries (collectively, "Emmis" or the "Company"). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K/A for the year ended February 29, 2000. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited or the remainder of the fiscal year.

         In the opinion of the registrant, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at August 31, 2000 and the results of its operations for the three and six months ended August 31, 1999 and 2000 and its cash flows for the six months ended August 31, 1999 and 2000.

         The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.


Note 2.  Significant Events

         On March 3, 2000, Emmis acquired all of the outstanding capital stock of Los Angeles Magazines Holding Company, Inc. for approximately $36.8 million in cash plus liabilities recorded of $2.7 million. Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under Emmis' credit facility. The excess of the purchase price over the estimated fair value of identifiable assets was $35.9 million, which is included in intangible assets in the accompanying condensed consolidated balance sheet and is being amortized over 15 years.

         In May, 2000, Emmis made an offer to purchase the stock of a company that owns and operates WALR-FM in Atlanta, Georgia. Because an affiliate of Cox Radio, Inc. held a right of first refusal to purchase WALR-FM, Emmis' offer was made on the condition that Emmis would receive a $17.0 million break-up fee if WALR-FM was sold pursuant to the right of first refusal. In June, 2000, the Cox affiliate submitted an offer to purchase WALR-FM under the right of first refusal and an application to transfer the station's FCC licenses was filed with the FCC. Emmis received the break-up fee upon the closing of the sale of WALR-FM under the right of first refusal on August 31, 2000.

         On June 5, 2000, Emmis entered into an option agreement to acquire the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. ("Hearst") for $160.0 million in cash. Under the terms of the option agreement, Hearst has up to three years to identify a suitable television property, which Emmis will then purchase and immediately exchange with Hearst for the radio stations. During this three year period, Emmis will program and sell advertising time on the radio stations under a time brokerage agreement. If Hearst is unable to locate a suitable television property by the end of the three years, Emmis will have the option to purchase the radio stations for $160.0 million. To the extent that the identified station is acquired for a price in excess of our option price, Hearst will provide the necessary funds to complete the transaction. Recently, Hearst announced that it had selected WMUR-TV in Manchester, New Hampshire. Emmis began programming and selling advertising on the radio stations on August 1, 2000. When Emmis signed the option agreement, Emmis made an escrow payment of $20.0 million, paid for with borrowings under its credit facility. This escrow payment will be used to offset the option price. Management expects to complete the transaction by March 2001.

         On August 24, 2000, Emmis acquired the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado from AMFM, Inc. for a cash purchase price of $108.0 million. Emmis financed the acquisition through borrowings under its credit facility. The acquisition was accounted for as a purchase.



Note 3.   Pro Forma Acquisitions


         Unaudited pro forma summary information is presented below for the three and six months ended August 31, 1999 and 2000, assuming the acquisition of
(i) KKFR-FM and KXPK-FM in August 2000, (ii) Los Angeles Magazine in March 2000,
(iii) two radio stations in Argentina in November 1999, (iv) WKCF-TV in October 1999 and (v) Country Sampler Magazine in April 1999 and the operation of radio stations KZLA-FM, KKLT-FM, KTAR-AM and KMVP-AM under time brokerage agreements and the use of proceeds from the Company's common and preferred stock offerings in October 1999 and the investment from an affiliate of Liberty Media Corporation in November 1999 to reduce outstanding borrowings all had occurred on the first day of the pro forma periods presented below.

         Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company's management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transactions indicated above had been consummated at the beginning of the periods presented, and is not intended to be a projection of future results.


                                                                         Three Months                            Six Months
                                                                      Ended August 31,                        Ended August 31,
                                                                         (Pro Forma)                            (Pro Forma)
                                                              ----------------------------------     -----------------------------
                                                                        (Dollars in thousands, except per share data)
                                                                        1999                 2000            1999            2000
                                                              --------------     ----------------     -----------     -----------

   Net revenues                                               $      107,394     $        116,981     $   206,730     $   229,556
                                                              ==============     ================     ===========     ===========

   Broadcast/publishing
     cash flow                                                $       43,745     $         49,766     $    78,751     $    92,162
                                                              ==============     ================     ===========     ===========

   Net income                                                 $        4,784     $         14,884     $     6,172     $    19,437
                                                              ==============     ================     ===========     ===========

   Net income available
     to common
     shareholders                                             $        2,538     $         12,638     $     1,680     $    14,945
                                                              ==============     ================     ===========     ===========

   Basic net income
     per common share                                         $         0.06     $           0.27     $      0.04     $      0.32
                                                              ==============     ================     ===========     ===========

   Diluted net income
     per common share                                         $         0.05     $           0.26     $      0.04     $      0.31
                                                              ==============     ================     ===========     ===========

   Weighted average shares outstanding:

     Basic                                                            45,243               46,911          45,097          46,615
                                                              ==============     ================     ===========     ===========

     Diluted                                                          46,260               48,172          45,996          48,039
                                                              ==============     ================     ===========     ===========



Note 4.   Basic and Diluted Net Income Per Share


         Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 1999 consisted solely of stock options. Potentially dilutive securities at August 31, 2000 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock is not included in the calculation of diluted net income per common share for the three and six months ended August 31, 2000 as the effect of its conversion to common stock would be antidilutive. Thus, for the three and six months ended August 31, 1999 and 2000, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock amounted to approximately 3.7 million for the three and six months ended August 31, 2000.



Note 5.   Comprehensive Income


         Comprehensive income was comprised of the following for the three and six months ended August 31, 1999 and 2000 (dollars in thousands):


                                                            Three Months                    Six Months
                                                          Ended August 31,               Ended August 31,
                                                         1999           2000           1999            2000
                                                    ------------   -------------   ------------   ------------

      Net income                                    $      1,216   $      16,638   $      1,457   $     22,549
      Translation adjustment                                 119             425           (856)           749
                                                    ------------   -------------   ------------   ------------

      Total comprehensive
         income                                     $      1,335   $      17,063   $        601   $     23,298
                                                    ============   =============   ============   ============



Note 6.   Segment Information


         The  Company's  operations  are aligned  into four  business  segments:
Radio, Television, Publishing and Interactive. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

         The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary during the three and six months ended August 31, 1999 were $2.1 million and $3.2 million, respectively. Total revenues of the radio station in Hungary for the three and six months ended August 31, 2000 were $1.8 million and $3.2 million, respectively. Total assets of this radio station as of August 31, 1999 and 2000 were $19.5 million and $14.8 million, respectively. Emmis acquired a 75% interest in two radio stations in Buenos Aires, Argentina in November 1999. Total revenues of these stations for the three and six months ended August 31, 2000 were $1.8 million and $3.1 million, respectively. Total assets of these stations as of August 31, 2000 were $22.4 million.

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

         BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the Unites States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising inventory. Interactive derives revenue from the sale of advertisements on the websites of the Company's stations. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing a magazine, and general and administrative costs. Significant interactive operating expenses are employee salaries and general and administrative costs.

         The accounting policies as described in the summary of significant accounting policies included in the Company's Annual Report filed on Form 10-K/A for the year ended February 29, 2000, are applied consistently across segments.



Three Months Ended
August 31, 2000                     Radio    Television   Publishing    Interactive     Corporate    Consolidated
-------------------------------------------------------------------------------------------------------------------

Net revenues                   $    62,654   $    26,419   $   19,963   $       33    $         -    $      109,069
Operating expenses                  28,933        15,444       17,189          148              -            61,714
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        33,721        10,975        2,774         (115)             -            47,355
International business
   development expenses                  -             -            -            -            427               427
Corporate expenses                       -             -            -            -          3,967             3,967
Depreciation and
   amortization                      4,225         5,745        3,788            2            961            14,721
Time brokerage
  agreement fees                     1,114             -            -            -              -             1,114
Non-cash compensation                    -             -            -            -          1,903             1,903
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    28,382   $     5,230   $   (1,014)  $     (117)        (7,258)   $       25,223
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   587,946   $   694,097   $  102,202   $        -    $   128,958    $    1,513,203
                               ===========   ===========   ==========   ==========    ===========    ==============




Six Months Ended
August 31, 2000                     Radio    Television   Publishing    Interactive     Corporate    Consolidated
-------------------------------------------------------------------------------------------------------------------

Net revenues                   $   117,509   $    54,561   $   37,485   $       33    $         -    $      209,588
Operating expenses                  58,086        32,252       32,964          268              -           123,570
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        59,423        22,309        4,521         (235)             -            86,018
International business
   development expenses                  -             -            -            -            831               831
Corporate expenses                       -             -            -            -          7,687             7,687
Depreciation and
   amortization                      7,862        11,687        7,556            2          1,886            28,993
Time brokerage
  agreement fees                     1,114             -            -            -              -             1,114
Non-cash compensation                    -             -            -            -          3,567             3,567
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    50,447   $    10,622   $   (3,035)  $     (237)       (13,971)   $       43,826
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   587,946   $   694,097   $  102,202   $        -    $   128,958    $    1,513,203
                               ===========   ===========   ==========   ==========    ===========    ==============



Three Months Ended
August 31, 1999                     Radio    Television   Publishing    Interactive     Corporate    Consolidated
-------------------------------------------------------------------------------------------------------------------

Net revenues                   $    51,244   $    16,992   $   13,293   $        -    $         -    $       81,529
Operating expenses                  24,057        11,731       11,871            -              -            47,659
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        27,187         5,261        1,422            -              -            33,870
International business
   development expenses                  -             -            -            -            367               367
Corporate expenses                       -             -            -            -          3,478             3,478
Depreciation and
   amortization                      4,118         3,605        1,749            -            864            10,336
Time brokerage
  agreement fees                         -             -            -            -              -                 -
Non-cash compensation                    -             -            -            -          1,648             1,648
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    23,069   $     1,656   $     (327)  $        -         (6,357)   $       18,041
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   468,079   $   454,088   $   68,327   $        -    $    89,207    $    1,079,701
                               ===========   ===========   ==========   ==========    ===========    ==============


Six Months Ended
August 31, 1999                     Radio    Television   Publishing    Interactive     Corporate    Consolidated
-------------------------------------------------------------------------------------------------------------------

Net revenues                   $    93,625   $    35,046   $   25,210   $        -    $         -    $      153,881
Operating expenses                  47,412        23,737       21,973            -              -            93,122
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        46,213        11,309        3,237            -              -            60,759
International business
   development expenses                  -             -            -            -            747               747
Corporate expenses                       -             -            -            -          6,684             6,684
Depreciation and
   amortization                      8,129         6,985        3,263            -          1,668            20,045
Time brokerage
  agreement fees                         -             -            -            -              -                 -
Non-cash compensation                    -             -            -            -          2,293             2,293
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    38,084   $     4,324   $      (26)  $        -    $   (11,392)   $       30,990
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   468,079   $   454,088   $   68,327   $        -    $    89,207    $    1,079,701
                               ===========   ===========   ==========   ==========    ===========    ==============

Note 7.   Financial Information for Subsidiary Guarantors
                and Subsidiary Non-Guarantors


         Emmis conducts a significant portion of its business through subsidiaries. The Company's senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 29, 2000 and August 31, 2000, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors").

         Presented below is condensed consolidating financial information for the parent company only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 29, 2000 and August 31, 2000 and for the three and six months ended August 31, 1999 and 2000.

         Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                                         Emmis Communications Corporation
                                       Condensed Consolidating Balance Sheet
                                               As of August 31, 2000
                                         (Unaudited, dollars in thousands)



                                                                                       Eliminations
                                               Parent                    Subsidiary        and
                                               Company      Subsidiary      Non-       Consolidating
                                                Only        Guarantors   Guarantors      Entries       Consolidated

CURRENT ASSETS:
   Cash and cash equivalents               $       4,988   $      3,454  $     2,313  $           -  $       10,755
   Accounts receivable, net                            -         82,790        4,020              -          86,810
   Current portion of TV
     program rights                                    -          5,286            -              -           5,286
   Prepaid expenses                                1,160         13,583          239              -          14,982
   Other                                           2,060          9,933           13              -          12,006
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                          8,208        115,046        6,585              -         129,839

   Property and equipment, net                    38,635         96,863        4,457              -         139,955
   Intangible assets, net                            133      1,127,178       23,525              -       1,150,836
   Investment in affiliates                    1,236,044              -            -     (1,236,044)              -
   Other assets, net                              84,937         10,740        2,625         (5,729)         92,573
                                           -------------   ------------  -----------  -------------  --------------
     Total assets                          $   1,367,957   $  1,349,827  $    37,192  $  (1,241,773) $    1,513,203
                                           =============   ============  ===========  =============  ==============

CURRENT LIABILITIES:
   Accounts payable                        $       4,000   $     19,581  $     4,283  $           -  $       27,864
   Current portion of other
     long-term debt                                   34            159        5,316              -           5,509
   Current portion of TV
     program rights payable                            -         16,636            -              -          16,636
   Accrued salaries and
     commissions                                     660          6,908          483              -           8,051
   Accrued interest                               11,363              -          142              -          11,505
   Deferred revenue                                    -         18,486            -              -          18,486
   Income taxes payable                               50            367            -              -             417
   Other                                           1,231          3,704            -              -           4,935
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                    17,338         65,841       10,224              -          93,403

Credit facility and senior
   subordinated notes                            442,000              -            -              -         442,000
TV program rights payable,
   net of current portion                              -         50,158            -              -          50,158
Other long-term debt, net of
   current portion                                    37            409       19,660         (5,729)         14,377
Other noncurrent liabilities                           -          4,906            -              -           4,906
Deferred income taxes                             91,550              -            -              -          91,550
Minority interest                                      -              -          487              -             487
                                           -------------   ------------  -----------  -------------  --------------
     Total liabilities                           550,925        121,314       30,371         (5,729)        696,881

Shareholders' equity
   Series A preferred stock                           29              -            -              -              29
   Class A common stock                              417              -            -              -             417
   Class B common stock                               52              -            -              -              52
   Additional paid-in capital                    825,959              -        4,393         (4,393)        825,959
   Subsidiary investment                               -        923,291       17,628       (940,919)              -
   Retained earnings/
     (accumulated deficit)                       (9,425)        305,222      (14,490)      (290,732)         (9,425)
   Accumulated other
     comprehensive loss                                -              -         (710)             -            (710)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                817,032      1,228,513        6,821     (1,236,044)        816,322
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   1,367,957   $1,349,827    $    37,192  $  (1,241,773) $    1,513,203
                                           =============   ============  ===========  =============  ==============

                                         Emmis Communications Corporation
                                       Condensed Consolidating Balance Sheet
                                              As of February 29, 2000
                                          (Note 1, dollars in thousands)


                                                                                        Eliminations
                                               Parent                    Subsidiary         and
                                               Company      Subsidiary      Non-       Consolidating
                                                Only        Guarantors   Guarantors       Entries     Consolidated

CURRENT ASSETS:
   Cash and cash equivalents               $         448   $      2,564  $    14,358  $           -  $       17,370
   Accounts receivable, net                            -         63,146        3,325              -          66,471
   Prepaid expenses                                1,197          8,434          422              -          10,053
   Other                                           5,781         12,744          297              -          18,822
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                          7,426         86,888       18,402              -         112,716

   Property and equipment, net                    38,611         85,587        4,706              -         128,904
   Intangible assets, net                            196      1,007,860       25,914              -       1,033,970
   Investment in affiliates                    1,098,183              -            -     (1,098,183)              -
   Other assets, net                              37,573         16,194        2,330         (4,381)         51,716
                                           -------------   ------------  -----------  -------------- --------------
     Total assets                          $   1,181,989   $  1,196,529       51,352  $  (1,102,564) $    1,327,306
                                           =============   ============  ===========   ============   =============

CURRENT LIABILITIES:
   Accounts payable                        $       2,973   $     15,202  $     4,782  $           -  $       22,957
   Current portion of other
     long-term debt                                   34             17        5,328              -           5,379
   Current portion of TV
     program rights payable                            -         16,816            -              -          16,816
   Accrued salaries and
     commissions                                   1,952          5,801          409              -           8,162
   Accrued interest                               10,995              -           82              -          11,077
   Deferred revenue                                    -         15,912            -              -          15,912
   Other                                           1,034          3,105            -              -           4,139
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                    16,988         56,853       10,601              -          84,442

Credit facility and senior
   subordinated notes                            300,000              -            -              -         300,000
TV program rights payable,
   net of current portion                              -         58,585            -              -          58,585
Other long-term debt, net of
   current portion                                    36            671       18,281        (4,381)          14,607
Other noncurrent liabilities                           -          5,408            -              -           5,408
Deferred income taxes                             87,139              -            -              -          87,139
Minority interest                                      -              -          758              -             758
                                           -------------   ------------  -----------  -------------  --------------
   Total liabilities                             404,163        121,517       29,640         (4,381)        550,939

Shareholders' equity
   Series A preferred stock                           29              -            -              -              29
   Class A common stock                              412              -            -              -             412
   Class B common stock                               47              -            -              -              47
   Additional paid-in capital                    804,820              -        4,393         (4,393)        804,820
   Subsidiary investment                               -        803,373       29,885       (833,258)              -
   Retained earnings /
     (accumulated deficit)                       (27,482)       271,639      (11,107)      (260,532)        (27,482)
   Accumulated other
     comprehensive loss                                -              -       (1,459)             -          (1,459)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                777,826      1,075,012       21,712     (1,098,183)        776,367
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   1,181,989   $  1,196,529  $    51,352  $  (1,102,564) $    1,327,306
                                           =============   ============  ===========  =============  ==============

                                         Emmis Communications Corporation
                                Condensed Consolidating Statement of Operations
                                    For the Three Months Ended August 31, 2000
                                         (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $         656  $   104,828  $     3,585  $         -  $   109,069
   Operating expenses                                    332       58,365        3,017            -       61,714
   International business
     development expenses                                  -          427            -            -          427
   Corporate expenses                                  3,967            -            -            -        3,967
   Depreciation and amortization                       1,024       12,825          872            -       14,721
   Non-cash compensation                               1,427          476            -            -        1,903
   Time brokerage agreement fees                           -        1,114            -            -        1,114
                                               -------------  -----------  -----------  -----------  -----------
Operating income (loss)                               (6,094)      31,621         (304)           -       25,223
                                               -------------  -----------  -----------  -----------  -----------
Other income (expense)
   Interest expense                                   (8,586)         (65)        (694)         165       (9,180)
   Minority interest                                       -            -            -           69           69
   Other income (expense), net                        17,213       (2,914)         (48)        (165)      14,086
                                               -------------  -----------  -----------  -----------  -----------
Total other income (expense)                           8,627       (2,979)        (742)          69        4,975
                                               -------------  -----------  -----------  -----------  -----------

Income (loss) before income taxes                      2,533       28,642       (1,046)          69       30,198

Provision for income taxes                             2,421       11,139            -            -       13,560
                                               -------------  -----------  -----------  -----------  -----------
                                                         112       17,503       (1,046)          69       16,638
Equity in earnings of
   subsidiaries                                       16,526            -            -      (16,526)           -
                                               -------------  -----------  -----------  -----------  -----------
Net income (loss)                                     16,638       17,503       (1,046)     (16,457)      16,638
Less: Preferred stock dividends                        2,246            -            -            -        2,246
                                               -------------  -----------  -----------  -----------  -----------
Net income/(loss) available to common
   shareholders                                $      14,392  $    17,503  $    (1,046) $   (16,457) $    14,392
                                               =============  ===========  ===========  ===========  ===========

                                         Emmis Communications Corporation
                                Condensed Consolidating Statement of Operations
                                     For the Six Months Ended August 31, 2000
                                         (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $       1,048  $   202,269  $     6,271  $         -  $   209,588
   Operating expenses                                    660      116,896        6,014            -      123,570
   International business
     development expenses                                  -          831            -            -          831
   Corporate expenses                                  7,687            -            -            -        7,687
   Depreciation and amortization                       1,949       25,270        1,774            -       28,993
   Non-cash compensation                               2,675          892            -            -        3,567
   Time brokerage agreement fees                           -        1,114            -            -        1,114
                                               -------------  -----------  -----------  -----------  -----------
Operating income (loss)                              (11,923)      57,266       (1,517)           -       43,826
                                               -------------  -----------  -----------  -----------  -----------
Other income (expense)
   Interest expense                                  (16,132)        (122)      (1,663)         325      (17,592)
   Minority interest                                       -            -            -          593          593
   Other income (expense), net                        17,378       (2,978)        (203)        (325)      13,872
                                               -------------  -----------  ------------ -----------  -----------
Total other income (expense)                           1,246       (3,100)      (1,866)         593       (3,127)
                                               -------------  -----------  -----------  -----------  -----------

Income (loss) before income taxes                    (10,677)      54,166       (3,383)         593       40,699

Provision (benefit) for income
   taxes                                              (2,433)      20,583            -            -       18,150
                                               -------------  -----------  -----------  -----------  -----------
                                                      (8,244)      33,583       (3,383)         593       22,549
Equity in earnings of
   subsidiaries                                       30,793            -            -      (30,793)           -
                                               -------------  -----------  -----------  -----------  -----------
Net income (loss)                                     22,549       33,583       (3,383)     (30,200)      22,549
Less: Preferred stock dividends                        4,492            -            -            -        4,492
                                               -------------  -----------  -----------  -----------  -----------
Net income/(loss) available to common
   shareholders                                $      18,057  $    33,583  $    (3,383) $   (30,200) $    18,057
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




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated
Net revenues                                   $         467  $    78,981  $     2,081  $         -  $    81,529
   Operating expenses                                    326       45,824        1,509            -       47,659
   International business
     development expenses                                  -          367            -            -          367
   Corporate expenses                                  3,478            -            -            -        3,478
   Depreciation and amortization                         864        8,772          700            -       10,336
   Non-cash compensation                               1,236          412            -            -        1,648
                                               -------------  -----------  -----------  -----------  -----------
Operating income (loss)                               (5,437)      23,606         (128)           -       18,041
                                               -------------  -----------  -----------  -----------  -----------
Other income (expense)
   Interest expense                                  (13,627)         124         (626)         193      (13,936)
   Minority interest                                       -            -            -            -            -
   Other income (expense), net                            (1)         208          (69)         273          411
                                               -------------  -----------  -----------  -----------  -----------
Total other income (expense)                         (13,628)         332         (695)         466      (13,525)
                                               -------------  -----------  -----------  -----------  -----------

Income (loss) before income taxes                    (19,065)      23,938         (823)         466        4,516

Provision (benefit) for income
   taxes                                              (5,610)       8,857           53            -        3,300
                                               -------------  -----------  -----------  -----------  -----------
                                                     (13,455)      15,081         (876)         466        1,216
Equity in earnings of
   subsidiaries                                       14,671            -            -      (14,671)           -
                                               -------------  -----------  -----------  -----------  -----------
Net income (loss)                                      1,216       15,081         (876)     (14,205)       1,216
Less: Preferred stock dividends                            -            -            -            -            -
                                               -------------  -----------  -----------  -----------  -----------
Net income/(loss) available to common
   shareholders                                $       1,216  $    15,081  $      (876) $   (14,205) $     1,216
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




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $         883  $   149,824  $     3,174  $         -  $   153,881
   Operating expenses                                    646       89,783        2,693            -       93,122
   International business
     development expenses                                  -          747            -            -          747
   Corporate expenses                                  6,684            -            -            -        6,684
   Depreciation and amortization                       1,668       16,927        1,450            -       20,045
   Non-cash compensation                               1,720          573            -            -        2,293
                                               -------------  -----------  -----------  -----------  -----------
Operating income (loss)                               (9,835)      41,794         (969)           -       30,990
                                               -------------  -----------  -----------  -----------  -----------
Other income (expense)
   Interest expense                                  (26,007)         265       (1,806)         383      (27,165)
   Minority interest                                       -            -            -            -            -
   Other income (expense), net                            16          424         (350)       1,142        1,232
                                               -------------  -----------  -----------  -----------  -----------
Total other income (expense)                         (25,991)         689       (2,156)       1,525      (25,933)
                                               -------------  -----------  -----------  -----------  -----------

Income (loss) before income taxes                    (35,826)      42,483       (3,125)       1,525        5,057

Provision (benefit) for income
   taxes                                             (12,119)      15,719            -            -        3,600
                                               -------------  -----------  -----------  -----------  -----------
                                                     (23,707)      26,764       (3,125)       1,525        1,457
Equity in earnings of
   subsidiaries                                       25,164            -            -      (25,164)           -
                                               -------------  -----------  -----------  -----------  -----------
Net income (loss)                                      1,457       26,764       (3,125)     (23,639)       1,457
Less: Preferred stock dividends                            -            -            -            -            -
                                               -------------  -----------  -----------  -----------  -----------
Net income/(loss) available to common
   shareholders                                $       1,457  $    26,764  $    (3,125) $   (23,639) $     1,457
                                               =============  ===========  ===========  ===========  ===========

                                         Emmis Communications Corporation
                                 Condensed Consolidating Statement of Cash Flows
                                     For the Six Months Ended August 31, 2000
                                         (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $    22,549  $    33,583  $    (3,383) $   (30,200) $    22,549
   Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating
     activities -
     Depreciation and amortization                     2,891       30,833        1,774            -       35,498
     Provision for bad debts                               -        2,398            -            -        2,398
     Provision for deferred income
       taxes                                           3,197            -            -            -        3,197
     Non-cash compensation                             2,675          892            -            -        3,567
     Equity in earnings of
       subsidiaries                                  (30,793)           -            -       30,793            -
     Other                                               710            -          749         (593)         866
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (19,971)        (695)           -      (20,666)
     Prepaid expenses and other
       current assets                                  3,758       (6,506)         467            -       (2,281)
     Other assets                                     (1,306)         339         (295)           -       (1,262)
     Accounts payable and accrued
       liabilities                                     1,403        3,756         (365)           -        4,794
     Deferred revenue                                      -        1,637            -            -        1,637
     Other liabilities                                10,128       (9,989)       1,096            -        1,235
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided by (used in)
         operating activities                         15,212       36,972         (652)           -       51,532
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (2,026)      (8,705)         (42)           -      (10,773)
   Cash paid for acquisitions                              -     (144,283)           -            -     (144,283)
   Deposits on acquisitions and other                (47,000)           -            -            -      (47,000)
                                                 -----------  -----------  -----------  -----------  ------------
       Net cash used in investing
         activities                                  (49,026)    (152,988)         (42)           -     (202,056)
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                        (93,388)           -            -            -      (93,388)
   Proceeds from long-term debt                      235,388            -            -            -      235,388
   Proceeds from exercise of stock
     options                                           6,401            -            -            -        6,401
   Intercompany                                     (105,555)     116,906      (11,351)           -            -
   Preferred stock dividends paid                     (4,492)           -            -            -       (4,492)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided by (used in)
         financing activities                         38,354      116,906      (11,351)           -      143,909
                                                 -----------  -----------  -----------  -----------  -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                   4,540          890      (12,045)           -       (6,615)
   Beginning of period                                   448        2,564       14,358            -       17,370
                                                 -----------  -----------  -----------  -----------  -----------
   End of period                                 $     4,988  $     3,454  $     2,313  $         -  $    10,755
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




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                            $     1,457  $    26,764  $    (3,125) $   (23,639) $     1,457
   Adjustments to reconcile net
     income (loss)to net cash provided
     by (used in) operating
     activities -
     Depreciation and amortization                     2,845       19,435        1,450            -       23,730
     Provision for bad debts                               -          955            -            -          955
     Provision for deferred income
       taxes                                           5,570            -            -            -        5,570
     Non-cash compensation                             1,720          573            -            -        2,293
     Equity in earnings of
       subsidiaries                                  (25,164)           -            -       25,164            -
     Other                                             1,505            -         (856)      (1,525)        (876)
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (10,089)        (158)           -      (10,247)
     Deferred barter costs                                 -       (3,734)           -            -       (3,734)
     Prepaid expenses and other
       current assets                                  2,300       (6,185)      (2,161)           -       (6,046)
     Other assets                                    (1,649)        2,011         (503)           -         (141)
     Accounts payable and accrued
       liabilities                                     9,854        5,959         (482)           -       15,331
     Deferred revenue                                      -        3,507            -            -        3,507
     Other liabilities                                (4,659)     (22,055)       1,047            -      (25,667)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided by (used in)
         operating activities                         (6,221)      17,141       (4,788)           -        6,132
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (7,007)     (13,167)        (657)           -      (20,831)
   Deposits on acquisitions
     and other                                       (17,500)           -            -            -      (17,500)
   Acquisition of Country Sampler                          -      (18,454)           -            -      (18,454)
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash used in investing
         activities                                  (24,507)     (31,621)        (657)           -      (56,785)
                                                 -----------  -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                        (48,500)           -            -            -      (48,500)
   Proceeds from long-term debt                       90,500            -            -            -       90,500
   Proceeds from exercise of stock
     options                                           5,597            -            -            -        5,597
   Intercompany                                      (19,155)      13,850        5,305            -            -
   Preferred stock dividends paid                          -            -            -            -            -
                                                 -----------  -----------  -----------  -----------  -----------
       Net cash provided by
         financing activities                         28,442       13,850        5,305            -       47,597
                                                 -----------  -----------  -----------  -----------  -----------

DECREASE IN CASH AND
   CASH EQUIVALENTS:                                  (2,286)        (630)        (140)           -       (3,056)
   Beginning of period                                 2,286        3,146          685            -        6,117
                                                 -----------  -----------  -----------  -----------  -----------
   End of period                                 $         -  $     2,516  $       545  $         -  $     3,061
                                                 ===========  ===========  ===========  ===========  ===========

Note 8.    Subsequent Events

         On September 18, 2000, Emmis entered into an agreement with Salem Communications Corporation to acquire the assets of radio station KALC-FM in Denver, Colorado for a cash purchase price of $98.8 million. This acquisition is subject to approval by the FCC. Emmis has paid $1.2 million as a commitment fee and will begin operating the station under a time brokerage agreement in October 2000. Emmis expects to complete the purchase in the last quarter of its current fiscal year, and will account for it as a purchase.

         On October 1, 2000, Emmis purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million and the payment of $21.5 million for working capital (the "Lee Acquisition"). This transaction was financed through borrowings under Emmis' amended credit facility (described below) and was accounted for as a purchase. The Lee Acquisition consisted of the following stations:

-    KOIN-TV (CBS) in Portland, Oregon
- KRQE-TV (CBS) in Albuquerque, New Mexico (including satellite stations KBIM-TV, Roswell, New Mexico and KREZ-TV, Durango, Colorado-Farmington, New Mexico)
-    WSAZ-TV (NBC) in Charleston-Huntington, West Virginia
- KSNW-TV (NBC) in Wichita, Kansas (including satellite stations KSNG-TV, Garden City, Kansas, KSNC-TV, Great Bend, Kansas and KSNK-TV, Oberlin, Kansas-McCook, Nebraska)
- KGMB-TV (CBS) in Honolulu, Hawaii (including satellite stations KGMD-TV, Hilo, Hawaii and KGMV-TV, Wailuku, Hawaii)
-    KGUN-TV  (ABC) in Tucson,  Arizona
-    KMTV-TV  (CBS) in Omaha,  Nebraska and
-    KSNT-TV (NBC) in Topeka, Kansas.

         As a result of the Lee Acquisition, Emmis will own more television stations in the Hawaiian market than is currently permitted by FCC regulations. Emmis may be required to sell one of its Hawaiian television stations to be in compliance with this regulatory requirement. Emmis has been granted a temporary waiver of this requirement and will assess alternatives during this time.

         On October 2, 2000, Emmis amended its existing credit facility. The amendment increased the borrowing capacity under the credit facility to $1.0 billion. Emmis has borrowed $921.0 million under the amended credit facility to fund its recent acquisitions of radio and television stations. In connection with the closing of pending acquisitions of radio stations from Hearst-Argyle Television, Inc. and Salem Communications Corporation, Emmis currently plans to refinance its credit facility with a new facility and increase borrowing capacity before the end of its current fiscal year. Emmis' management is currently evaluating proposals to permanently refinance the amended credit facility.

         On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. ("Sinclair") for a cash purchase price of $220.0 million. The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. The settlement resulted in no gain or loss by either party. This acquistion was financed through borrowings under Emmis' amended credit facility and was accounted for as a purchase.

     On October 6, 2000, Emmis acquired certain assets of KZLA-FM in Los Angeles, California from Bonneville International Corporation in exchange for radio stations WIL-FM, WRTH-AM and WVRV-FM, which Emmis acquired from Sinclair, as well as radio station WKKX-FM which Emmis already owned (all in the St. Louis, Missouri market). From August 1, 2000 through the date of acquisition, Emmis operated KZLA-FM under a time brokerage agreement.


Note 9.    Reclassifications

         Certain reclassifications have been made to the August 31, 1999 and February 29, 2000 financial statements to be consistent with the August 31, 2000 presentation. The reclassifications have no impact on net income or retained earnings previously reported.


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

GENERAL

         As of August 31, 2000, we owned and operated seventeen radio stations, seven television stations and seven magazine publishing operations in the United States. We also operated three radio stations in Phoenix and one radio station in Los Angeles under time brokerage agreements. Our radio stations consisted of seventeen FM and four AM stations serving New York City, Los Angeles, Chicago, Denver, Phoenix, St. Louis, Indianapolis and Terre Haute, Indiana. Our
television stations consisted of five Fox affiliated stations serving New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, Honolulu, Hawaii and Fort Myers, Florida; one WB affiliated station serving Orlando, Florida; and one CBS affiliated station serving Terre Haute, Indiana. Our publishing operations consisted primarily of five city or regional monthly magazines and two special interest magazines, including Indianapolis Monthly, Atlanta, Cincinnati, LA Magazine, Texas Monthly, Country Sampler and Country Marketplace. In addition, we have a 59.5% interest in a national radio station in Hungary and a 75% interest in a company owning two radio stations in Buenos Aires, Argentina.

         Since August 31, 2000, we have added six radio stations in St. Louis, acquired the radio station in Los Angeles we had previously operated under a time brokerage agreement, acquired eight network-affiliated television stations and agreed to begin operating a radio station in Denver under a time brokerage agreement. In connection with the acquisition of the radio station in Los Angeles, we exchanged three of the radio stations we acquired in St. Louis and one radio station we already owned in St. Louis for the new station in Los Angeles. We are in the process of acquiring the remaining radio stations we currently operate under time brokerage agreements. In connection with the acquisition of the eight network-affiliated television stations, we may be required to sell one television station in Hawaii due to federal regulations. Once we have consummated our pending transactions, we will own and operate twenty-four radio stations, fifteen television stations and seven magazine publishing operations in the United States.

         We continue to evaluate the separation of our radio and television businesses. Through August 31, 2000, we had deferred $0.4 million of costs related to this separation plan and we estimate our costs to date to be approximately $3 million. To the extent we do not complete a separation plan that includes the issuance of equity, these costs will be an operating charge.

         Our broadcasting revenue is derived principally from the sale of advertising time on our radio and television stations. The sale of advertising time is affected primarily by the demand for advertising time by local, regional and national advertisers and the advertising rates charged by our radio and television stations. We derive a small portion of our broadcasting revenue from fees paid by the networks and program syndicators for the broadcast of programming. Our broadcast revenue is generally highest in our second and third fiscal quarters.

         Radio station advertising rates are based in part on a station's ability to attract audiences in the demographic groups that advertisers wish to reach and the number of stations competing in the market area, as well as local, regional and national economic conditions. A station's audience is reflected in rating service surveys, which demonstrate the size and demographics of the audience tuned to the station and the time the audience spends listening to the station.

     Television station advertising is sold for placement in proximity to specific local or network programming and is priced primarily on the basis of a program's popularity with the audience advertisers seek to reach, as measured principally by quarterly audience surveys. In addition, the number of advertisers competing for the available time, the size and demographic makeup of the market areas served, and local, regional and national economic conditions are all factors in determining advertising rates.

         Our publishing revenue is derived principally from the sale of local, regional and national advertising pages in our magazines. Advertising sales and our advertising rates are determined in part by a publication's ability to attract audiences in the geographic and demographic groups which advertisers wish to reach and the number of magazines competing in the market area, as well as local, regional and national economic conditions. Our publications also derive revenue from the sale of subscriptions to our magazines and the sales of our magazines at retail locations such as newsstands, bookstores and shops.

         The primary operating expenses involved in owning and operating radio stations are employee salaries and commissions, programming, advertising and promotion. These are the same expenses involved with owning and operating television stations and magazines with the addition of syndicated program rights fees and news gathering costs for television stations and printing costs for magazines. Our net earnings also are impacted by depreciation, amortization and interest expenses associated with our acquisition of broadcasting and publishing operations.

         We evaluate the performance of our operating entities based on broadcast cash flow, which we refer to as BCF, and publishing cash flow, which we refer to as PCF. We believe that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities. BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasting and publishing groups. BCF and PCF do not take into account our debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in our business or other discretionary uses. BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. We define BCF and PCF as revenue net of agency commissions and operating expenses.

         Our results are subject to seasonal fluctuations. Therefore, results shown on a quarterly basis are not necessarily indicative of results for a full year.

Results of Operations For the Three and Six Months Ended August 31, 2000 Compared to August 31, 1999

         Net revenues for the three months ended August 31, 2000 were $109.1 million compared to $81.5 million for the same period of the prior year, an increase of $27.6 million or 33.8%. Net revenues for the six months ended August 31, 2000 were $209.6 million compared to $153.9 million for the same period of the prior year, an increase of $55.7 million or 36.2%. Approximately $18.6 million and $33.7 million of the increase in net revenues for the three and six month periods ended August 31, 2000 were the result of our acquisition of KKFR-FM and KXPK-FM in August 2000, Los Angeles Magazine in March 2000, interests in two radio stations in Argentina in November 1999, WKCF-TV in October 1999 and Country Sampler Magazine in April 1999 and our operation of radio stations KZLA-FM, KKLT-FM, KTAR-AM and KMVP-AM under time brokerage agreements effective August 1, 2000, which we refer to as our "Recent Transactions". Excluding the Recent Transactions, net revenues for the three and six months ended August 31, 2000 would have increased $8.9 million and $22.0 million, or 11.4% and 14.8%, respectively. These increases in net revenues are principally due to our ability to realize higher advertising rates at certain of our broadcasting properties, resulting from higher ratings at certain of our broadcasting properties, and increases in general radio spending in the markets in which we operate.

         Operating expenses for the three months ended August 31, 2000 were $61.7 million compared to $47.7 million for the same period of the prior year, an increase of $14.0 million or 29.5%. Operating expenses for the six months ended August 31, 2000 were $123.6 million compared to $93.1 million for the same period of the prior year, an increase of $30.5 million or 32.7%. Approximately $11.1 million and $21.3 million of the increase in operating expenses for the three and six month periods ended August 31, 2000 were the result of our Recent Transactions. Excluding the Recent Transactions, operating expenses for the three and six months ended August 31, 2000 would have increased $2.9 million and $9.2 million, or 6.6% and 10.4%, respectively. These increases were due to higher advertising and promotional spending at certain of our properties as well as an increase in programming and sales related costs.

         Broadcast/publishing cash flow for the three months ended August 31, 2000 was $47.4 million compared to $33.9 million for the same period of the prior year, an increase of $13.5 million or 39.8%. Broadcast/publishing cash flow for the six months ended August 31, 2000 was $86.0 million compared to $60.8 million for the same period of the prior year, an increase of $25.2 million or 41.6%. Approximately $7.5 million and $12.4 million of the increase in broadcast/publishing cash flow for the three and six month periods ended August 31, 2000 were the result of our Recent Transactions. Excluding the Recent Transactions, broadcast/publishing cash flow for the three and six months ended August 31, 2000 would have increased $6.0 million and $12.8 million, or 17.8% and 21.4%, respectively. These increases were principally due to increased net revenues partially offset by increased operating expenses as discussed above.

         International business development expenses for the three months ended August 31, 1999 and 2000 were $0.4 million. International business development expenses for the six months ended August 31, 2000 were $0.8 million compared to $0.7 million for the same period of the prior year. These expenses reflect costs associated with Emmis International Corporation. The purpose of this wholly owned subsidiary is to identify, investigate and develop international broadcast investments or other international business opportunities. Expenses consist primarily of salaries, travel and various administrative costs.

         Corporate expenses for the three months ended August 31, 2000 were $4.0 million compared to $3.5 million for the same period of the prior year, an increase of $0.5 million or 14.1%. Corporate expenses for the six months ended August 31, 2000 were $7.7 million compared to $6.7 million for the same period of the prior year, an increase of $1.0 million or 15.0%. These increases were due to an increase in the number of corporate employees in all departments as a result of our growth.

         EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international business development expenses. EBITDA before certain charges for the three months ended August 31, 2000 was $43.0 million compared to $30.0 million for the same period of the prior year, an increase of $13.0 million or 43.1%. EBITDA before certain charges for the six months ended August 31, 2000 was $77.5 million compared to $53.3 million for the same period of the prior year, an increase of $24.2 million or 45.3%. These increases were due to the increases in broadcast/publishing cash flow partially offset by the increases in corporate expenses.

         Depreciation and amortization expense for the three months ended August 31, 2000 was $14.7 million compared to $10.3 million for the same period of the prior year, an increase of $4.4 million or 42.4%. Depreciation and amortization expense for the six months ended August 31, 2000 was $29.0 million compared to $20.0 million for the same period of the prior year, an increase of $9.0 million or 44.6%. Approximately $4.0 million and $8.2 million of the increase in depreciation and amortization expense for the three and six month periods ended August 31, 2000 were the result of our Recent Transactions. Excluding the Recent Transactions, depreciation and amortization expense for the three and six months ended August 31, 2000 would have increased $0.4 million and $0.8 million, or 4.0% and 4.1%, respectively, due to capital expenditures.

     Non-cash compensation expense for the three months ended August 31, 2000 was $1.9 million compared to $1.6 million for the same period of the prior year, an increase of $0.3 million or 15.5%. Non-cash compensation expense for the six months ended August 31, 2000 was $3.6 million compared to $2.3 million for the same period of the prior year, an increase of $1.3 million or 55.6%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. These increases were due to higher accruals for anticipated Profit Sharing Plan contributions due to additional employees and higher accruals for performance based compensation under employment agreements as the Company is on pace to meet or exceed various specified performance targets.

         Interest expense for the three months ended August 31, 2000 was $9.2 million compared to $13.9 million for the same period of the prior year, a decrease of $4.7 million or 34.1%. Interest expense for the six months ended August 31, 2000 was $17.6 million compared to $27.2 million for the same period of the prior year, a decrease of $9.6 million or 35.2%. These decreases reflect lower outstanding debt due to the paydown of debt with the proceeds from our common and preferred stock offerings in October 1999 and our investment from an affiliate of Liberty Media Corporation in November 1999.

     Other income for the three months ended August 31, 2000 was $14.1 million compared to other expense of $0.1 million for the same period of the prior year. Other income for the six months ended August 31, 2000 was $13.9 million compared to other expense of $0.3 million for the same period of the prior year. Other income for the three and six months ended August 31, 2000 includes a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses and an asset valuation adjustment.


Liquidity and Capital Resources

         Capital Requirements

         Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt and preferred stock service requirements.

         Acquisitions

         On August 24, 2000, we acquired the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado from AMFM, Inc. for $108.0 million as adjusted in accordance with the purchase agreement. Since August 31, 2000, we have completed three acquisitions. On October 2, 2000, we purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash and paid $21.5 million for working capital. On October 6, 2000, we acquired the assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. for a cash purchase price of $220.0 million. We also settled outstanding lawsuits by and between Sinclair and us pursuant to the terms of the transaction agreement. On October 6, 2000, we also exchanged radio stations WIL-FM, WRTH-AM and WVRV-FM, which we acquired from Sinclair, as well as radio station WKKX-FM which we already owned (all in the St. Louis, Missouri market), for Bonneville International Corporation's radio station KZLA-FM located in Los Angeles, California. We accounted for each of these acquisitions using the purchase method of accounting. We financed each of these acquisitions through borrowings under our credit facility.

         We also have two pending acquisitions. On September 18, 2000, we entered into an agreement with Salem Communications Corporation to acquire the assets of radio station KALC-FM in Denver, Colorado for a cash purchase price of $98.8 million. When we signed the acquisition agreement, we paid an additional $1.2 million as a commitment fee and entered into a time brokerage agreement. We expect to begin operating KALC-FM under a time brokerage agreement in October 2000. On June 5, 2000, we entered into an option agreement to acquire the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash. When we signed the option agreement, we made an escrow payment of $20.0 million, which was financed through borrowings under our credit facility. This escrow payment will be used to offset the option price. We began operating these stations on August 1, 2000.

         Under the terms of the option agreement, Hearst-Argyle has up to three years to identify a suitable television property, which we will then purchase and immediately exchange with Hearst-Argyle for the radio stations. If Hearst is unable to locate a suitable television property by the end of the three years, we have the option to purchase the radio station for $160.0 million in cash. To the extent that the identified station is acquired for a price in excess of our purchase price, Hearst-Argyle will provide the necessary funds to complete the transaction. Recently, Hearst-Argyle publicly announced that it has selected WMUR-TV in Manchester, New Hampshire as the station to be exchanged.

         Each of these pending acquisitions is subject to customary closing conditions, including approval by the FCC. We expect to complete these transactions by March 2001, and will account for each of them as a purchase. As described below, we plan to obtain additional bank financing to complete these acquisitions.


         Capital Expenditures

         Capital expenditures incurred for the six months ended August 31, 2000 were approximately $10.8 million. These capital expenditures primarily related to office and studio construction at certain of our broadcasting properties.

         Debt Service and Preferred Stock Dividend Requirements

         As of August 31, 2000, we had $442.0 million of corporate indebtedness outstanding, consisting of our credit facility and our senior subordinated notes, and $19.9 million of other indebtedness. We also had $143.8 million of our preferred stock outstanding. In connection with our recently completed acquisitions of eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. and six radio stations from Sinclair Broadcast Group, Inc., we increased the borrowing capability under our credit facility to $1.0 billion and borrowed an additional $779.0 million to fund the acquisitions. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative base rate plus a margin (the margin varies based on our ratio of debt to EBITDA). As of August 31, 2000, our weighted average borrowing rate under our credit facility was approximately 7.3%.

         Based on amounts currently outstanding under our senior subordinated notes and convertible preferred stock, the debt service and preferred stock dividend requirements for a twelve month period is $24.4 million and $9.0 million, respectively.

         Sources of Liquidity

         Our primary sources of liquidity are cash provided by operations and funds available under our credit facility. At August 31, 2000, we had cash and cash equivalents of $10.8 million and net working capital of $36.4 million. After giving effect to our recently completed acquisitions of eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. and six radio stations from Sinclair Broadcast Group, Inc., we have $73.5 million available under our amended credit facility. In connection with the closing of our pending acquisitions, we currently plan to refinance our credit facility with a new facility and increase our borrowing capacity before the end of our current fiscal year. We expect that cash flow from operating activities will be sufficient to fund all working capital, capital expenditures, debt service (including any indebtedness that may be incurred to fund our pending acquisitions), and preferred stock dividend requirements for at least the next twelve months.

         As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.


Quantitative and Qualitative Disclosures About Market Risk

         Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's Annual Report on Form 10-K/A for the year ended February 29, 2000.

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

              10.1 Asset Purchase Agreement dated June 19, 2000 between Emmis Communications Corporation and AMFM Houston, Inc., AMFM Ohio, Inc. and AMFM Radio Licenses, LLC, incorporated by reference from Exhibit 10.2 to Form
                       8-K filed on October 16, 2000. *

              15       Letter re: unaudited interim financial information

              27       Financial data schedule (Edgar version only)

              *  Previously submitted

         (b) Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the three months ended August 31, 2000.

                                                    Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EMMIS COMMUNICATIONS CORPORATION





Date:  October 16, 2000                     By:  /s/ WALTER Z. BERGER
                                            Walter Z. Berger
                                            Executive Vice President
                                            (Authorized Corporate Officer),
                                            Chief Financial Officer and
                                            Treasurer

Exhibit 15

October 16, 2000


Mr. Walter Z. Berger
Chief Financial Officer
Emmis Communications Corporation
One Emmis Plaza
40 Monument Circle Suite 700
Indianapolis, Indiana 46204



Dear Mr. Berger:

We are aware that Emmis Communications Corporation has incorporated by reference in its Registration Statements Nos. 33-83890, 333-14657, and 333-42878 its Form 10-Q for the six months ended August 31, 2000, which includes our report dated October 6, 2000 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,



/s/ ARTHUR ANDERSEN LLP
------------------------
ARTHUR ANDERSEN LLP