Form 10-Q
period 2000-11-30
EMMIS COMMUNICATIONS CORP
filed 2001-01-16
CIK 783005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 30, 2000 or

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

Yes     X        No____________
   ------------

     The number of shares outstanding of each of the Registrant's classes of common stock, as of January 10, 2001, was:

           41,764,073          Shares of Class A Common Stock, $.01 Par Value
            5,230,396          Shares of Class B Common Stock, $.01 Par Value

                                      INDEX

                                                                           Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS........ .............................3

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................4

           Condensed Consolidated Statements of
                Operations for the three and nine months
                ended November 30, 1999 and 2000..............................4

           Condensed Consolidated Balance Sheets
                as of February 29, 2000 and November 30, 2000.................5

           Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                November 30, 1999 and 2000....................................7

           Notes to Condensed Consolidated
                Financial Statements.........................................10

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations..........................................29

     Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk......................................36

PART II  - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................36

     Item 6.  Exhibits and Reports on Form 8-K...............................37

     Signatures............................................................. 38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

         We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of November 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 1999 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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

Indianapolis, Indiana,
January 10, 2001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, dollars in thousands, except per share data)

                                                                  Three Months                      Nine Months
                                                              Ended November 30,                 Ended November 30,
                                                              1999             2000             1999            2000
                                                        ---------------   -------------     ------------    -------------

GROSS REVENUES                                          $       106,502    $    168,475     $    286,656    $     414,419
LESS:  AGENCY COMMISSIONS                                        15,245          24,869           41,518           61,225
                                                        ---------------    ------------     ------------    -------------

NET REVENUES                                                     91,257         143,606          245,138          353,194
Operating expenses                                               52,171          84,166          145,293          207,736
International business
  development expenses                                              301             469            1,048            1,300
Corporate expenses                                                3,533           3,948           10,217           11,635
Depreciation and amortization                                    12,017          20,602           32,062           49,595
Time brokerage agreement fees                                         -           3,670                -            4,784
Non-cash compensation                                             2,306             530            4,599            4,097
Corporate restructuring fees
    and other                                                         -           4,057                -            4,057
                                                        ---------------    ------------     ------------    -------------

OPERATING INCOME                                                 20,929          26,164           51,919           69,990
                                                        ---------------    ------------     ------------    -------------

OTHER INCOME (EXPENSE):
  Interest expense                                              (14,040)        (23,711)         (41,205)         (41,303)
  Minority interest                                                 207            (301)           1,732              292
  Other income (expense), net                                       830          19,522              537           33,394
                                                        ---------------    ------------     ------------    -------------

    Total other income (expense)                                (13,003)         (4,490)         (38,936)          (7,617)
                                                        ---------------    ------------     ------------    -------------

INCOME BEFORE INCOME TAXES                                        7,926          21,674           12,983           62,373
PROVISION FOR INCOME TAXES                                        5,470          10,108            9,070           28,258
                                                        ---------------    ------------     ------------    -------------

NET INCOME                                                        2,456          11,566            3,913           34,115
                                                        ---------------    ------------     ------------    -------------

PREFERRED STOCK DIVIDENDS                                           799           2,246              799            6,738
                                                        ---------------    ------------     ------------    -------------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                         $         1,657    $      9,320     $      3,114    $      27,377
                                                        ===============    ============     ============    =============

    Basic net income per common share                   $           .05    $        .20     $        .09    $         .59
                                                        ===============    ============     ============    =============

    Diluted net income per common share                 $           .04    $        .20     $        .09    $         .57
                                                        ===============    ============     ============    =============

    Weighted average common shares outstanding:
    Basic                                                        35,635          46,959           32,996           46,746
    Diluted                                                      37,075          47,528           34,119           47,894


  The accompanying notes to condensed  consolidated  financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (Dollars in thousands, except share data)

                                                                        February 29,              November 30,
                                                                           2000                      2000
                                                                       ----------------        -----------------
                                                                          (Note 1)             (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $          17,370       $           4,639
  Accounts receivable, net                                                        66,471                 112,972
  Prepaid expenses                                                                10,053                  16,663
    Other                                                                         18,822                  20,154
                                                                       -----------------       -----------------

         Total current assets                                                    112,716                 154,428

  Property and equipment, net                                                    128,904                 241,803
  Intangible assets, net                                                       1,033,970               1,891,069
  Other assets, net                                                               51,716                  82,371
                                                                       -----------------       -----------------

                  Total assets                                         $       1,327,306       $       2,369,671
                                                                       =================       =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $          22,957       $          31,674
    Current portion of other
       long-term debt                                                              5,379                   5,278
    Current portion of TV program
       rights payable                                                             16,816                  19,085
    Accrued salaries and commissions                                               8,162                  14,302
  Accrued interest                                                                11,077                  10,748
    Deferred revenue                                                              15,912                  15,144
    Income taxes payable                                                               -                   2,345
    Other                                                                          4,139                   6,648
                                                                        ----------------       -----------------

          Total current liabilities                                               84,442                 105,224

Credit facility and senior
       subordinated notes                                                        300,000               1,212,000
TV program rights payable, net of
       current portion                                                            58,585                  76,570
Other long-term debt, net of
       current portion                                                            14,607                  12,919
Other noncurrent liabilities                                                       6,166                   5,364
Deferred income taxes                                                             87,139                 129,999
                                                                       -----------------       -----------------

                  Total liabilities                                              550,939               1,542,076
                                                                       -----------------       -----------------

                                                                          February 29,            November 30,
                                                                              2000                     2000
                                                                         --------------         -----------------
                                                                          (Note 1)                (Unaudited)

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A cumulative convertible
       preferred stock, $.01 par value;
       authorized 10,000,000 shares;
       2,875,000 shares issued and
       outstanding at February 29, 2000
       and  November 30, 2000                                                           29                    29
  Class A common stock, $.01
       par value; authorized 170,000,000
       shares; issued and outstanding
       41,232,811 shares at
       February 29, 2000 and 41,746,006
       shares at November 30, 2000                                                     412                   417
  Class B common stock, $.01
       par value; authorized 30,000,000
       shares; issued and outstanding
       4,738,582 shares at
       February 29, 2000 and 5,230,396
       shares at November 30, 2000                                                      47                    52
  Additional paid-in capital                                                       804,820               827,416
  Accumulated deficit                                                              (27,482)                 (105)
  Accumulated other comprehensive loss                                              (1,459)                 (214)
                                                                       -------------------     -----------------

          Total shareholders' equity                                               776,367               827,595
                                                                       -------------------     -----------------

                  Total liabilities and
                      shareholders' equity                             $         1,327,306     $       2,369,671
                                                                       ===================     =================


  The accompanying notes to condensed  consolidated  financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (Unaudited, dollars in thousands)

                                                                                          Nine Months
                                                                                       Ended November 30,
                                                                                   1999                 2000
                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $         3,913     $        34,115
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities -
       Depreciation and amortization                                                  38,372              63,494
       Provision for bad debts                                                         1,592               3,381
       Provision for deferred income taxes                                             5,529              10,341
       Non-cash compensation                                                           4,599               4,097
       Gain on exchange of assets                                                          -             (22,000)
       Other                                                                            (862)              1,497
   Changes in assets and liabilities -
       Accounts receivable                                                           (24,350)            (25,626)
       Prepaid expenses and other current assets                                     (12,866)             (4,458)
       Other assets                                                                   (2,115)              5,258
       Accounts payable and accrued liabilities                                        6,407              13,048
       Deferred revenue                                                                3,748              (1,705)
       Other liabilities                                                             (24,736)             (5,278)
                                                                             ---------------     ---------------

       Net cash provided by (used in)
         operating activities                                                           (769)             76,164
                                                                             ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (25,077)            (16,017)
   Cash paid for acquisitions                                                       (228,859)           (956,329)
   Deposits on acquisitions and other                                                (11,500)            (26,548)
                                                                             ---------------     ---------------

       Net cash used in investing activities                                        (265,436)           (998,894)
                                                                             ---------------     ---------------

                                                                                           Nine Months
                                                                                        Ended November 30,
                                                                                   1999                2000
                                                                             ----------------    ---------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                        (156,668)          (123,388)
   Proceeds from long-term debt                                                       129,668          1,035,388
   Proceeds from issuance of Class A
     common stock, net of transaction costs                                           238,328                  -
   Proceeds from issuance of Series A
     cumulative convertible preferred stock,
     net of transaction costs                                                         138,454                  -
   Proceeds from sale of Class A common stock
     to Liberty Media Group, net of
     transaction costs                                                                145,287                  -
   Preferred stock dividends                                                                -             (6,738)
   Debt related costs                                                                       -             (4,758)
   Proceeds from exercise of stock options                                              9,993              9,495
                                                                             ----------------     --------------

     Net cash provided by financing activities                                        505,062            909,999
                                                                             ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                        238,857            (12,731)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  6,117             17,370
                                                                             ----------------    ---------------

   End of period                                                             $        244,974    $         4,639
                                                                             ================    ===============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                                $         37,227    $        35,422
     Income taxes                                                                       9,270                352

   Non cash transactions-
     Preferred stock dividends                                               $           799                   -

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                              $         25,608    $             -
  Cash paid                                                                            18,954                  -
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $          6,654    $             -
                                                                             ================    ===============

ACQUISITION OF WKCF-TV:
  Fair value of assets acquired                                              $        246,445    $             -
  Cash paid                                                                           197,105                  -
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $         49,340    $             -
                                                                             ================    ===============

ACQUISITION OF VOTIONIS, S.A:
  Fair value of assets acquired                                              $         14,600    $             -
  Cash paid                                                                            12,800                  -
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $          1,800    $             -
                                                                             ================    ===============

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                                              $              -    $        39,500
  Cash paid                                                                                -              36,807
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $              -    $         2,693
                                                                             ================    ===============

ACQUISITION OF KKFR-FM AND KXPK-FM:
  Fair value of assets acquired                                              $              -    $       108,921
  Cash paid                                                                                 -            107,763
                                                                             ----------------    ---------------
  Liabilities recorded                                                       $              -    $         1,158
                                                                             ================    ===============

ACQUISITION OF TELEVISION PROPERTIES
   FROM LEE ENTERPRISES, INC:
  Fair value of assets acquired                                              $              -    $       644,466
  Cash paid                                                                                -             582,080
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $              -    $        62,386
                                                                             ================    ===============

ACQUISITION OF KIHT-FM, KXOK-FM, KPNT-FM,
   WVRV-FM, WIL-FM AND WRTH-AM:
  Fair value of assets acquired                                              $              -    $       229,679
  Cash paid                                                                                -             229,679
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $              -    $             -
                                                                             ================    ===============

EXCHANGE OF ASSETS FOR KZLA-FM:
  Fair value of assets acquired                                              $              -    $       185,000
  Basis in assets exchanged                                                                              163,000
    Gain on exchange of assets                                                                            22,000
    Cash paid                                                                              -                   -
                                                                             ---------------     ---------------
  Liabilities recorded                                                       $              -    $             -
                                                                             ================    ===============


  The accompanying notes to condensed  consolidated  financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 2000

                                   (Unaudited)

Note 1.  General

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and its subsidiaries (collectively, "Emmis" or the "Company"). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading in any material respect. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K/A for the year ended February 29, 2000. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited or the remainder of the fiscal year.

         In the opinion of the registrant, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Emmis at November 30, 2000 and the results of its operations for the three and nine months ended November 30, 1999 and 2000 and its cash flows for the nine months ended November 30, 1999 and 2000.

         The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.


Note 2.  Significant Events


         On March 3, 2000, Emmis acquired all of the outstanding capital stock of Los Angeles Magazines Holding Company, Inc. for approximately $36.8 million in cash plus liabilities recorded of $2.7 million. Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under Emmis' existing credit facility. The excess of the purchase price over the estimated fair value of identifiable assets was $35.9 million, which is included in intangible assets in the accompanying condensed consolidated balance sheet and is being amortized over 15 years.

         In May, 2000, Emmis made an offer to purchase the stock of a company that owns and operates WALR-FM in Atlanta, Georgia. Because an affiliate of Cox Radio, Inc. held a right of first refusal to purchase WALR-FM, Emmis' offer was made on the condition that Emmis would receive a $17.0 million break-up fee if WALR-FM was sold pursuant to the right of first refusal. In June, 2000, the Cox affiliate submitted an offer to purchase WALR-FM under the right of first refusal and an application to transfer the station's FCC licenses was filed with the FCC. Emmis received the break-up fee upon the closing of the sale of WALR-FM under the right of first refusal on August 31, 2000, which is included in other income in the accompanying condensed consolidated statements of operations.


         On June 5, 2000, Emmis entered into an option agreement to acquire the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. ("Hearst") for $160.0 million in cash. When Emmis signed the option agreement, Emmis made an escrow payment of $20.0 million, paid for with borrowings under its existing credit facility. This escrow payment will be used to offset the option price. Under the terms of the option agreement, Hearst has up to three years to identify a suitable television property, which Emmis will then purchase and immediately exchange with Hearst for the radio stations. During this three year period, Emmis will program and sell advertising time on the radio stations under a time brokerage agreement. Emmis began programming and selling advertising on the radio stations on August 1, 2000. If Hearst is unable to locate a suitable television property by the end of the three years, Emmis will have the option to purchase the radio stations for $160.0 million. To the extent that the identified station is acquired for a price in excess of our option price, Hearst will provide the necessary funds to complete the transaction. Recently, Hearst announced that it had selected WMUR-TV in Manchester, New Hampshire as the identified station. Management expects to complete the transaction by the end of March 2001.

         On August 24, 2000, Emmis acquired the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado from AMFM, Inc. for $108.0 million in cash, less purchase price adjustments of $1.0 million, net of transaction related costs of $0.8 million. Emmis financed the acquisition through borrowings under its existing credit facility. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheets and are being amortized over 40 years.

         On September 18, 2000, Emmis paid a commitment fee and entered into an agreement with Salem Communications Corporation to acquire the assets of radio station KALC-FM in Denver, Colorado for a cash purchase price of $98.8 million. Emmis began operating the station under a time brokerage agreement in October 2000 and expects to close on the acquisition in January 2001. The acquisition will be accounted for as a purchase and financed through borrowings under Emmis' Fourth Amended and Restated Senior Credit Facility (see Subsequent Events footnote).

         Effective October 1, 2000 (closed October 2, 2000), Emmis purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash, the payment of $21.3 million for working capital and transaction related costs of $1.3 million (the "Lee Acquisition"). In connection with the acquisition, Emmis recorded $31.3 million of deferred tax liabilities. This transaction was financed through borrowings under Emmis' Bridge Loan (described below) and was accounted for as a purchase. The Lee Acquisition consisted of the following stations:

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


         The total purchase price was allocated to property and equipment, television program rights, working capital related items and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheets and are being amortized over 40 years.


         As a result of the Lee Acquisition, Emmis owns more television stations in the Hawaiian market than is currently permitted by FCC regulations. Emmis will probably be required to sell one of its Hawaiian television stations to be in compliance with this regulatory requirement. Emmis has been granted a temporary waiver of this requirement and is assessing its alternatives.

         On October 2, 2000, Emmis entered into its Third Amended and Restated Senior Credit Facility (the "Bridge Loan"). This increased the borrowing capacity under the credit facility to $1.0 billion and was expected to be refinanced in January 2001. Accordingly, two-thirds, or $2.3 million, of a total $3.4 million in debt costs were amortized into interest expense in the three months ended November 30, 2000. The Bridge Loan was refinanced on January 5, 2001, when Emmis entered into its $1.4 billion Fourth Amended and Restated Senior Credit Facility (see Subsequent Events footnote.)

         On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. ("Sinclair") for $220.0 million in cash, plus transaction related costs of $9.7 million. The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. The settlement resulted in no gain or loss by either party. This acquisition was financed through borrowings under

Emmis' Bridge Loan and was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheets and are being amortized over 40 years.

         On October 6, 2000, Emmis acquired certain assets of KZLA-FM in Los Angeles, California from Bonneville International Corporation in exchange for radio stations WIL-FM, WRTH-AM and WVRV-FM, which Emmis acquired from Sinclair, as well as radio station WKKX-FM which Emmis already owned (all in the St. Louis, Missouri market). Since the fair value of WKKX exceeded the book value of the station at the date of the exchange, Emmis recorded a gain on exchange of assets of $22.0 million. This gain is included in other income net in the accompanying condensed consolidated statements of operations. From August 1, 2000 through the date of acquisition, Emmis operated KZLA-FM under a time brokerage agreement. The acquisition was accounted for as a purchase. The total purchase price of $185 million was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheets and are being amortized over 40 years.



Note 3.   Pro Forma Acquisitions


     Unaudited pro forma summary information is presented below for the three and nine months ended November 30, 1999 and 2000, assuming the following events all had occurred on the first day of the pro forma periods presented below:(a) the acquisition of (i) KZLA-FM, eight network-affiliated television stations from Lee Enterprises, Inc. and KPNT-FM, KXOK-FM AND KIHT-FM in October 2000,
(ii) KKFR-FM and KXPK-FM in August 2000, (iii) Los Angeles Magazine in March 2000, (iv) two radio stations in Argentina in November 1999, (v) WKCF-TV in October 1999 and (vi) Country Sampler Magazine in April 1999; (b) the disposition of WKKX in October 2000; (c) the operation of radio stations KKLT-FM, KTAR-AM and KMVP-AM under time brokerage agreements in August 2000 and the operation of radio station KALC-FM under a time brokerage agreement in October 2000; and (d) the use of proceeds from the Company's common and preferred stock offerings in October 1999 and the investment from an affiliate of Liberty Media Corporation in November 1999 to reduce outstanding borrowings.


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

                                                    Three Months                         Nine Months
                                                  Ended November 30,                 Ended November 30,
                                                     (Pro Forma)                          (Pro Forma)
                                        ----------------------------------    ---------------------------------
                                                    (Dollars in thousands, except per share data)
                                              1999              2000                1999              2000
                                        ---------------    ---------------    ----------------   --------------

Net revenues                            $     151,618      $      156,053        $    424,238       $     455,200
                                        =============      ==============       =============       =============

Broadcast/publishing
  cash flow                             $      59,508      $       64,338        $    158,864       $     181,078
                                        =============      ==============       =============       =============

Net income (loss)                       $         132      $        8,712        $     (6,797)      $      15,640
                                        =============      ==============       =============       =============

Net income  (loss)
    available to common
    shareholders                        $      (2,114)     $        6,466        $    (13,535)     $        8,902
                                        =============      ==============       ==============     ==============

Basic net income (loss)
  per common share                      $        (.05)     $          .14        $       (.30)     $          .19
                                        =============      ==============       ==============     ==============

Diluted net income (loss)
  per common share                      $        (.05)     $          .14        $       (.30)     $          .19
                                        =============      ==============       ==============     ==============

Weighted average shares outstanding:

  Basic                                        45,499              46,959               45,215             46,746
                                        =============      ==============       ==============     ==============

  Diluted                                      45,499              47,528               45,215             47,894
                                        =============      ==============       ==============     ==============


Note 4.   Basic and Diluted Net Income Per Share


         Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 1999 and 2000 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock is not included in the calculation of diluted net income per common share for the three and nine months ended November 30, 1999 and 2000 as the effect of its conversion to common stock would be antidilutive. Thus, for the three and nine months ended November 30, 1999 and 2000, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock amounted to approximately 3.7 million for the three and nine months ended November 30, 1999 and 2000.

Note 5.   Comprehensive Income


         Comprehensive income was comprised of the following for the three and nine months ended November 30, 1999 and 2000 (dollars in thousands):

                                                            Three Months                    Nine Months
                                                         Ended November 30,             Ended November 30,
                                                         1999           2000           1999            2000
                                                    ------------   -------------   ------------   ------------

      Net income                                    $      2,456   $      11,566   $      3,913   $     34,115
      Translation adjustment                                  13             496           (843)         1,245
                                                    ------------   -------------   ------------   ------------

      Total comprehensive
         income                                     $      2,469   $      12,062   $      3,070   $     35,360
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

         The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary during the three and nine months ended November 30, 1999 were $2.0 million and $5.2 million, respectively. Total revenues of the radio station in Hungary for the three and nine months ended November 30, 2000 were $1.3 million and $4.5 million, respectively. Total assets of this radio station as of November 30, 1999 and 2000 were $17.3 million and $12.6 million, respectively. Emmis acquired a 75% interest in two radio stations in Buenos Aires, Argentina in November 1999. Total revenues of these stations for the three and nine months ended November 30, 2000 were $2.3 million and $5.4 million, respectively. Total assets of these stations as of November 30, 2000 were $22.9 million.

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

Three Months Ended
November 30, 2000                     Radio     Television    Publishing    Interactive   Corporate  Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Net revenues                     $    68,045   $      55,667  $    19,859  $        35  $         -  $      143,606
Operating expenses                    38,087          29,846       16,028          205            -          84,166
                                 -----------   -------------  -----------  -----------  -----------  --------------
Broadcast/publishing
   cash flow                          29,958          25,821        3,831        (170)            -          59,440
International business
   development expenses                    -               -            -            -          469             469
Corporate expenses                         -               -            -            -        3,948           3,948
Depreciation and
   amortization                        6,344           9,511        3,748            1          998          20,602
Time brokerage
  agreement fees                       3,670               -            -            -            -           3,670
Non-cash compensation                      -               -            -            -          530             530
Corporate restructuring
   fees and other                      2,000               -            -            -        2,057           4,057
                                 -----------   -------------  -----------  -----------  -----------  --------------
Operating income (loss)          $    17,944   $      16,310  $        83  $      (171)      (8,002) $       26,164
                                 ===========   =============  ===========  ===========  ===========  ==============
Total assets                     $   838,963   $   1,342,156  $   100,866  $        23  $    87,663  $    2,369,671
                                 ===========   =============  ===========  ===========  ===========  ==============


Nine Months Ended
November 30, 2000                     Radio     Television    Publishing    Interactive   Corporate  Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Net revenues                     $   185,554   $     110,228  $    57,344  $        68  $         -  $      353,194
Operating expenses                    96,173          62,098       48,992          473            -         207,736
                                 -----------   -------------  -----------  -----------  -----------  --------------
Broadcast/publishing
   cash flow                          89,381          48,130        8,352        (405)            -         145,458
International business
   development expenses                    -               -            -            -        1,300           1,300
Corporate expenses                         -               -            -            -       11,635          11,635
Depreciation and
   amortization                       14,206          21,198       11,304            3        2,884          49,595
Time brokerage
  agreement fees                       4,784               -            -            -            -           4,784
Non-cash compensation                      -               -            -            -        4,097           4,097
Corporate restructuring
   fees and other                      2,000               -            -            -        2,057           4,057
                                 -----------   -------------  -----------  -----------  -----------  --------------
Operating income (loss)          $    68,391   $      26,932  $    (2,952) $      (408)     (21,973) $       69,990
                                 ===========   =============  ===========  ===========  ===========  ==============
Total assets                     $   838,963   $   1,342,156  $   100,866  $        23  $    87,663  $    2,369,671
                                 ===========   =============  ===========  ===========  ===========  ==============

Three Months Ended
November 30, 1999                     Radio     Television    Publishing    Interactive   Corporate  Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Net revenues                     $    52,212   $      23,124  $    15,921  $         -  $         -  $       91,257
Operating expenses                    26,368          13,143       12,660            -            -          52,171
                                 -----------   -------------  -----------  -----------  -----------  --------------
Broadcast/publishing
   cash flow                          25,844           9,981        3,261            -            -          39,086
International business
   development expenses                    -               -            -            -          301             301
Corporate expenses                         -               -            -            -        3,533           3,533
Depreciation and
   amortization                        4,808           4,492        1,864            -          853          12,017
Time brokerage
  agreement fees                           -               -            -            -            -               -
Non-cash compensation                      -               -            -            -        2,306           2,306
Corporate restructuring
   fees and other                          -               -            -            -            -               -
                                 -----------   -------------  -----------  -----------  -----------  --------------
Operating income (loss)          $    21,036   $       5,489  $     1,397  $         -       (6,993) $       20,929
                                 ===========   =============  ===========  ===========  ===========  ==============
Total assets                     $   483,705   $     710,539  $    68,230  $         -  $   323,897  $    1,586,371
                                 ===========   =============  ===========  ===========  ===========  ==============

Nine Months Ended
November 30, 1999                     Radio     Television    Publishing    Interactive   Corporate  Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Net revenues                     $   145,837   $      58,170  $    41,131  $         -  $         -  $      245,138
Operating expenses                    73,780          36,880       34,633            -            -         145,293
                                 -----------   -------------  -----------  -----------  -----------  --------------
Broadcast/publishing
   cash flow                          72,057          21,290        6,498            -            -          99,845
International business
   development expenses                    -               -            -            -        1,048           1,048
Corporate expenses                         -               -            -            -       10,217          10,217
Depreciation and
   amortization                       12,937          11,477        5,127            -        2,521          32,062
Time brokerage
  agreement fees                           -               -            -            -            -               -
Non-cash compensation                      -               -            -            -        4,599           4,599
Corporate restructuring
   fees and other                          -               -            -            -            -               -
                                 -----------   -------------  -----------  -----------  -----------  --------------
Operating income (loss)          $    59,120   $       9,813  $     1,371  $         -  $   (18,385) $       51,919
                                 ===========   =============  ===========  ===========  ===========  ==============
Total assets                     $   483,705   $     710,539  $    68,230  $         -  $   323,897  $    1,586,371
                                 ===========   =============  ===========  ===========  ===========  ==============

Note 7.   Financial Information for Subsidiary Guarantors
                 and Subsidiary Non-Guarantors


         Emmis conducts a significant portion of its business through subsidiaries. The Company's senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 29, 2000 and November 30, 2000, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors").

         Presented below is condensed consolidating financial information for the parent company only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 29, 2000 and November 30, 2000 and for the three and nine months ended November 30, 1999 and 2000.

         Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of November 30, 2000
                       (Unaudited, dollars in thousands)

                                                                                       Eliminations
                                               Parent                    Subsidiary         and
                                               Company      Subsidiary      Non-       Consolidating
                                                Only        Guarantors   Guarantors       Entries      Consolidated

CURRENT ASSETS:
   Cash and cash equivalents               $           -   $      2,450  $     2,189  $           -  $        4,639
   Accounts receivable, net                            -        108,734        4,238              -         112,972
   Current portion of TV
     program rights                                    -          6,948            -              -           6,948
   Prepaid expenses                                1,396         14,949          318              -          16,663
   Other                                           1,117         12,031           58              -          13,206
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                          2,513        145,112        6,803              -         154,428

   Property and equipment, net                    37,927        199,456        4,420              -         241,803
   Intangible assets, net                              -      1,869,047       22,022              -       1,891,069
   Investment in affiliates                    2,098,325              -            -     (2,098,325)              -
   Other assets, net                              55,805         30,041        2,254         (5,729)         82,371
                                           -------------   ------------  -----------  -------------  --------------
     Total assets                          $   2,194,570   $  2,243,656  $    35,499  $  (2,104,054) $    2,369,671
                                           =============   ============  ===========  =============  ==============

CURRENT LIABILITIES:
   Accounts payable                        $       9,932   $     17,177  $     4,565  $           -  $       31,674
   Current portion of other
     long-term debt                                   34             18        5,226              -           5,278
   Current portion of TV
     program rights payable                            -         19,085            -              -          19,085
   Accrued salaries and
     commissions                                     981         12,790          531              -          14,302
   Accrued interest                               10,359              -          389              -          10,748
   Deferred revenue                                    -         15,144            -              -          15,144
   Income taxes payable                            1,999            346            -              -           2,345
   Other                                           1,421          5,227            -              -           6,648
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                    24,726         69,787       10,711              -         105,224

Credit facility and senior
   subordinated notes                          1,212,000              -            -              -       1,212,000
TV program rights payable,
   net of current portion                              -         76,570            -              -          76,570
Other long-term debt, net of
   current portion                                    36            659       17,953         (5,729)         12,919
Other noncurrent liabilities                           -          4,904          460              -           5,364
Deferred income taxes                            129,999              -            -              -         129,999
                                           -------------   ------------  -----------  -------------  --------------
     Total liabilities                         1,366,761        151,920       29,124         (5,729)      1,542,076

Shareholders' equity
   Series A preferred stock                           29              -            -              -              29
   Class A common stock                              417              -            -              -             417
   Class B common stock                               52              -            -              -              52
   Additional paid-in capital                    827,416              -        4,393         (4,393)        827,416
   Subsidiary investment                               -      1,750,205       18,883     (1,769,088)              -
   Retained earnings/
     (accumulated deficit)                          (105)       341,531      (16,687)      (324,844)           (105)
   Accumulated other
     comprehensive loss                                -              -         (214)             -            (214)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                827,809      2,091,736        6,375     (2,098,325)        827,595
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   2,194,570   $  2,243,656  $    35,499  $  (2,104,054) $    2,369,671
                                           =============   ============  ===========  =============  ==============

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 29, 2000
                         (Note 1, dollars in thousands)

                                                                                      Eliminations
                                               Parent                    Subsidiary         and
                                               Company      Subsidiary      Non-       Consolidating
                                                Only        Guarantors   Guarantors       Entries      Consolidated

CURRENT ASSETS:
   Cash and cash equivalents               $         448   $      2,564  $    14,358  $           -  $       17,370
   Accounts receivable, net                            -         63,146        3,325              -          66,471
   Current portion of TV
     program rights                                    -              -            -              -               -
   Prepaid expenses                                1,197          8,434          422              -          10,053
   Other                                           5,781         12,744          297              -          18,822
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                          7,426         86,888       18,402              -         112,716

   Property and equipment, net                    38,611         85,587        4,706              -         128,904
   Intangible assets, net                            196      1,007,860       25,914              -       1,033,970
   Investment in affiliates                    1,098,183              -            -     (1,098,183)              -
   Other assets, net                              37,573         16,194        2,330         (4,381)         51,716
                                           -------------   ------------  -----------  -------------  --------------
     Total assets                          $   1,181,989   $  1,196,529       51,352  $  (1,102,564) $    1,327,306
                                           =============   ============  ===========   ============   =============

CURRENT LIABILITIES:
   Accounts payable                        $       2,973   $     15,202  $     4,782  $           -  $       22,957
   Current portion of other
     long-term debt                                   34             17        5,328              -           5,379
   Current portion of TV
     program rights payable                            -         16,816            -              -          16,816
   Accrued salaries and
     commissions                                   1,952          5,801          409              -           8,162
   Accrued interest                               10,995              -           82              -          11,077
   Deferred revenue                                    -         15,912            -              -          15,912
   Income taxes payable                                -              -            -              -               -
   Other                                           1,034          3,105            -              -           4,139
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                    16,988         56,853       10,601              -          84,442

Credit facility and senior
   subordinated notes                            300,000              -            -              -         300,000
TV program rights payable,
   net of current portion                              -         58,585            -              -          58,585
Other long-term debt, net of
   current portion                                    36            671       18,281         (4,381)         14,607
Other noncurrent liabilities                           -          5,408          758              -           6,166
Deferred income taxes                             87,139              -            -              -          87,139
                                           -------------   ------------  -----------  -------------  --------------
   Total liabilities                             404,163        121,517       29,640         (4,381)        550,939

Shareholders' equity
   Series A preferred stock                           29              -            -              -              29
   Class A common stock                              412              -            -              -             412
   Class B common stock                               47              -            -              -              47
   Additional paid-in capital                    804,820              -        4,393         (4,393)        804,820
   Subsidiary investment                               -        803,373       29,885       (833,258)              -
   Retained earnings /
     (accumulated deficit)                       (27,482)       271,639      (11,107)      (260,532)        (27,482)
   Accumulated other
     comprehensive loss                                -              -       (1,459)             -          (1,459)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholders' equity                777,826      1,075,012       21,712     (1,098,183)        776,367
                                           -------------   ------------  -----------  -------------  --------------
       Total liabilities and
         shareholders' equity              $   1,181,989   $  1,196,529  $    51,352  $  (1,102,564) $    1,327,306
                                           =============   ============  ===========  =============  ==============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended November 30, 2000
                       (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $         464  $   139,527  $     3,615  $          -   $    143,606
   Operating expenses                                    392       79,940        3,834             -         84,166
   International business
     development expenses                                  -          469            -             -            469
   Corporate expenses                                  3,948            -            -             -          3,948
   Depreciation and amortization                       1,033       18,722          847             -         20,602
   Non-cash compensation                                 398          132            -             -            530
   Time brokerage agreement fees                           -        3,670            -             -          3,670
   Corporate restructuring fees
     and other                                         2,057        2,000            -             -          4,057
                                               -------------  -----------  -----------  ------------   ------------
Operating income (loss)                               (7,364)      34,594       (1,066)            -         26,164
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest expense                                  (22,948)         (61)        (872)          170        (23,711)
   Minority interest                                       -            -            -          (301)          (301)
   Other income (expense), net                        (4,079)      24,030         (259)         (170)        19,522
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                         (27,027)      23,969       (1,131)         (301)        (4,490)
                                               -------------  -----------  -----------  ------------   ------------

Income (loss) before income taxes                    (34,391)      58,563       (2,197)         (301)        21,674

Provision (benefit) for income
   taxes                                             (12,146)      22,254            -             -         10,108
                                               -------------  -----------  -----------  ------------   ------------
                                                     (22,245)      36,309       (2,197)         (301)        11,566
Equity in earnings of
   subsidiaries                                       33,811            -            -       (33,811)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                                     11,566       36,309       (2,197)      (34,112)        11,566
Less: Preferred stock dividends                        2,246            -            -             -          2,246
                                               -------------  -----------  -----------  ------------   ------------
Net income/(loss) available to
   common shareholders                         $       9,320  $    36,309  $    (2,197) $    (34,112)  $      9,320
                                               =============  ===========  ===========  ============   ============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                   For the Nine Months Ended November 30, 2000
                       (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $       1,512  $   341,796  $     9,886  $          -   $    353,194
   Operating expenses                                  1,052      196,836        9,848             -        207,736
   International business
     development expenses                                  -        1,300            -             -          1,300
   Corporate expenses                                 11,635            -            -             -         11,635
   Depreciation and amortization                       2,982       43,992        2,621             -         49,595
   Non-cash compensation                               3,073        1,024            -             -          4,097
   Time brokerage agreement fees                           -        4,784            -             -          4,784
   Corporate restructuring fees
     and other                                         2,057        2,000            -             -          4,057
                                               -------------  -----------  -----------  ------------   ------------
Operating income (loss)                              (19,287)      91,860       (2,583)            -         69,990
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest expense                                  (39,080)        (183)      (2,535)          495        (41,303)
Minority interest                                          -            -            -           292            292
   Other income (expense), net                        13,299       21,052         (462)         (495)        33,394
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                         (25,781)      20,869       (2,997)          292         (7,617)
                                               -------------  -----------  -----------  ------------   ------------

Income (loss) before income taxes                    (45,068)     112,729       (5,580)          292         62,373

Provision (benefit) for income
   taxes                                             (14,579)      42,837            -             -         28,258
                                               -------------  -----------  -----------  ------------   ------------
                                                     (30,489)      69,892       (5,580)          292         34,115
Equity in earnings of
   subsidiaries                                       64,604            -            -       (64,604)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                                     34,115       69,892       (5,580)      (64,312)        34,115
Less: Preferred stock dividends                        6,738            -            -             -          6,738
                                               -------------  -----------  -----------  ------------   ------------
Net income/(loss) available to
   common shareholders                         $      27,377  $    69,892  $    (5,580) $    (64,312)  $     27,377
                                               =============  ===========  ===========  ============   ============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended November 30, 1999
                        (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $         465  $    88,798  $     1,994  $          -   $     91,257
   Operating expenses                                    309       50,404        1,458             -         52,171
   International business
     development expenses                                  -          301            -             -            301
   Corporate expenses                                  3,533            -            -             -          3,533
   Depreciation and amortization                         853       10,436          728             -         12,017
   Non-cash compensation                               1,729          577            -             -          2,306
   Time brokerage agreement fees                           -            -            -             -              -
   Corporate restructuring fees
     and other                                             -            -            -             -              -
                                               -------------  -----------  -----------  ------------   ------------
Operating income (loss)                               (5,959)      27,080         (192)            -         20,929
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest income (expense)                         (13,020)        (348)        (864)          192        (14,040)
   Minority interest                                       -            -            -             -              -
   Other income (expense), net                         1,377         (389)          34            15          1,037
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                         (11,643)        (737)        (830)          207      (13,003)
                                               -------------  -----------  -----------  ------------   ----------

Income (loss) before income taxes                    (17,602)      26,343       (1,022)          207          7,926

Provision (benefit) for income
   taxes                                              (4,277)       9,747            -             -          5,470
                                               -------------  -----------  -----------  ------------   ------------
                                                     (13,325)      16,596       (1,022)          207          2,456
Equity in earnings of
   subsidiaries                                       15,781            -            -       (15,781)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                                      2,456       16,596       (1,022)      (15,574)         2,456
Less: Preferred stock dividends                          799            -            -             -            799
                                               -------------  -----------  -----------  ------------   ------------
Net income/(loss) available to
   common shareholders                         $       1,657  $    16,596  $    (1,022) $    (15,574)  $      1,657
                                               =============  ===========  ===========  ============   ============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Operations
                   For the Nine Months Ended November 30, 1999
                       (Unaudited, dollars in thousands)




                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

Net revenues                                   $       1,348  $   238,622  $     5,168  $          -   $    245,138
   Operating expenses                                    955      140,187        4,151             -        145,293
   International business
     development expenses                                  -        1,048            -             -          1,048
   Corporate expenses                                 10,217            -            -             -         10,217
   Depreciation and amortization                       2,521       27,363        2,178             -         32,062
   Non-cash compensation                               3,449        1,150            -             -          4,599
   Time brokerage agreement fees                           -            -            -             -              -
   Corporate restructuring fees
     and other                                             -            -            -             -              -
                                               -------------  -----------  -----------  ------------   ------------
Operating income (loss)                              (15,794)      68,874       (1,161)            -         51,919
                                               -------------  -----------  -----------  ------------   ------------
Other income (expense)
   Interest income (expense)                         (39,027)         (83)      (2,670)          575        (41,205)
   Minority interest                                       -            -            -             -              -
   Other income (expense), net                         1,393           35         (316)        1,157          2,269
                                               -------------  -----------  -----------  ------------   ------------
Total other income (expense)                         (37,634)         (48)      (2,986)        1,732        (38,936)
                                               -------------  -----------  -----------  ------------   ------------

Income (loss) before income taxes                    (53,428)      68,826       (4,147)        1,732         12,983

Provision (benefit) for income
   taxes                                             (16,396)      25,466            -             -          9,070
                                               -------------  -----------  -----------  ------------   ------------
                                                     (37,032)      43,360       (4,147)        1,732          3,913
Equity in earnings (loss) of
   subsidiaries                                       40,945            -            -       (40,945)             -
                                               -------------  -----------  -----------  ------------   ------------
Net income (loss)                                      3,913       43,360       (4,147)      (39,213)         3,913
Less: Preferred stock dividends                          799            -            -             -            799
                                               -------------  -----------  -----------  ------------   ------------
Net income/(loss) available to
   common shareholders                         $       3,114  $    43,360  $    (4,147) $    (39,213)  $      3,114
                                               =============  ===========  ===========  ============   ============

                        Emmis Communications Corporation
                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended November 30, 2000
                         (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $    34,115  $    69,892  $    (5,580) $    (64,312)  $     34,115
   Adjustments to reconcile net
     income (loss) to net cash
    provided by (used in) operating
     activities -
     Depreciation and amortization                     6,680       54,193        2,621             -         63,494
     Provision for bad debts                               -        3,381            -             -          3,381
     Provision for deferred income
       taxes                                          10,341            -            -             -         10,341
     Non-cash compensation                             3,073        1,024            -             -          4,097
     Equity in earnings of
       subsidiaries                                  (64,604)           -            -        64,604              -
     Gain on exchange of assets                            -      (22,000)           -             -        (22,000)
     Other                                               544            -        1,245          (292)         1,497
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (24,713)        (913)            -        (25,626)
     Prepaid expenses and other
       current assets                                  4,465       (9,266)         343             -         (4,458)
     Other assets                                      9,376       (4,194)          76             -          5,258
     Accounts payable and accrued
       liabilities                                     6,652        6,184          212             -         13,048
     Deferred revenue                                      -       (1,705)           -             -         (1,705)
     Other liabilities                                10,101      (14,651)        (728)            -         (5,278)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by (used in)
         operating activities                         20,743       58,145       (2,724)            -         76,164
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (2,427)     (13,435)        (155)            -        (16,017)
   Cash paid for acquisitions                              -     (956,329)           -             -       (956,329)
   Deposits on acquisitions and other                (26,548)           -            -             -        (26,548)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash used in investing
         activities                                  (28,975)    (969,764)        (155)            -       (998,894)
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (123,388)           -            -             -       (123,388)
   Proceeds from long-term debt                    1,035,388            -            -             -      1,035,388
   Proceeds from issuance of
     class A common stock, net of
     transaction costs                                     -            -            -             -              -
   Proceeds from issuance of
     Series A cumulative
     convertible preferred stock,
     net of transaction costs                              -            -            -             -              -
   Proceeds from sale of Class A
     common stock to Liberty Media
     Corporation, net of
     transaction costs                                     -            -            -             -              -
Intercompany                                        (902,215)     911,505       (9,290)            -              -
   Preferred stock dividends                          (6,738)           -            -             -         (6,738)
   Debt related costs                                 (4,758)           -            -             -         (4,758)
   Proceeds from exercise of
     stock options                                     9,495            -            -             -          9,495
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by
         financing activities                          7,784      911,505       (9,290)            -        909,999
                                                 -----------  -----------  -----------  ------------   ------------



                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (448)        (114)     (12,169)            -        (12,731)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   448        2,564       14,358             -         17,370
                                                 -----------  -----------  -----------  ------------   ------------
   End of period                                 $         -  $     2,450  $     2,189  $          -   $      4,639
                                                 ===========  ===========  ===========  ============   ============

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

                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $     3,913  $    43,360  $    (4,147) $    (39,213)  $      3,913
   Adjustments to reconcile net
     income (loss) to net cash
    provided by (used in) operating
     activities -
     Depreciation and amortization                     4,361       31,833        2,178             -         38,372
     Provision for bad debts                               -        1,592            -             -          1,592
     Provision for deferred income
       taxes                                           5,529            -            -             -          5,529
     Non-cash compensation                             3,449        1,150            -             -          4,599
     Equity in earnings of
       subsidiaries                                  (40,945)           -            -        40,945              -
     Gain on exchange of assets                            -            -            -             -             -
     Other                                             1,713            -         (843)       (1,732)          (862)
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (23,911)        (439)            -        (24,350)
     Prepaid expenses and other
       current assets                                  3,098      (15,768)        (196)            -        (12,866)
     Other assets                                    (7,444)        5,256           73             -         (2,115)
     Accounts payable and accrued
       liabilities                                       107        5,375          925             -          6,407
     Deferred revenue                                      -        3,748            -             -          3,748
     Other liabilities                                (5,696)     (19,493)         453             -        (24,736)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by (used in)
         operating activities                        (31,915)      33,142       (1,996)            -           (769)
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (7,316)     (17,719)         (42)            -        (25,077)
   Cash paid for acquisitions                              -     (216,059)     (12,800)            -       (228,859)
   Deposits on acquisitions and other                 (5,000)      (6,500)           -             -        (11,500)
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash used in investing
         activities                                  (12,316)    (240,278)     (12,842)            -       (265,436)
                                                 -----------  -----------  -----------  ------------   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (156,668)           -            -             -       (156,668)
   Proceeds from long-term debt                      129,668            -            -             -        129,668
Proceeds from issuance of
     class A common stock, net of
     transaction costs                               238,328            -            -             -        238,328
   Proceeds from issuance of
     Series A cumulative
     convertible preferred stock,
     net of transaction costs                        138,454            -            -             -        138,454
   Proceeds from sale of Class A
     common stock to Liberty Media
     Corporation, net of
     transaction costs                               145,287            -            -             -        145,287
Intercompany                                        (233,209)     218,346       14,863             -              -
   Preferred stock dividends                               -            -            -             -              -
   Debt related costs                                      -            -            -             -              -
   Proceeds from exercise of
     stock options                                     9,993            -            -             -          9,993
                                                 -----------  -----------  -----------  ------------   ------------
       Net cash provided by
         financing activities                        271,853      218,346       14,863             -        505,062
                                                 -----------  -----------  -----------  ------------   ------------



                                                                                        Eliminations
                                                  Parent                    Subsidiary       and
                                                  Company     Subsidiary       Non-     Consolidating
                                                   Only       Guarantors    Guarantors     Entries    Consolidated

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              227,622       11,210           25             -        238,857
CASH AND CASH EQUIVALENTS:
   Beginning of period                                 2,286        3,146          685             -          6,117
                                                 -----------  -----------  -----------  ------------   ------------
   End of period                                 $   229,908  $    14,356  $       710  $          -   $    244,974
                                                 ===========  ===========  ===========  ============   ============

Note 8.    Subsequent Events

     Effective January 5, 2001 Emmis entered into a $1.4 billion Fourth Amended and Restated Senior Credit Facility, which includes a provision allowing Emmis to increase the commitment by $500.0 million under circumstances described in the credit facility. The credit facility consists of a $320.0 million Revolver, a $480.0 million Term Note A and a $600.0 million Term Note B. The Revolver and Term Note A mature February 28, 2009 and the Term Note B matures August 31, 2009. Term Notes A and B begin amortizing in December 2003. The credit facility also provides for Letters of Credit to be made available not to exceed $100.0 million. The aggregate amount of outstanding Letters of Credit and amounts borrowed under the Revolver cannot exceed the Revolver commitment. All outstanding amounts under the credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative Base Rate (as defined in the credit facility) plus a margin. The margin varies from time to time depending on Emmis' ratio of total debt to operating cash flow, as defined in the credit facility. Interest is due on a calendar quarter under the alternative Base Rate or at least every three months under the Eurodollar Rate. The credit facility requires Emmis to maintain interest rate protection agreements for a two year period, fixing interest rates on 50% of its total outstanding debt. The credit facility contains various financial and operating conditions and covenants with which Emmis must comply.


Note 9.    Reclassifications

         Certain reclassifications have been made to the November 30, 1999 and February 29, 2000 financial statements to be consistent with the November 30, 2000 presentation. The reclassifications have no impact on net income or retained earnings previously reported.


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

GENERAL

      As of November 30, 2000, we owned or operated twenty-four radio stations, fifteen television stations and seven magazine publishing operations in the United States. Our radio stations consisted of twenty FM and four AM stations serving New York City, Los Angeles, Chicago, Denver, Phoenix, St. Louis, Indianapolis and Terre Haute, Indiana. Our television stations consisted of five Fox affiliated stations serving New Orleans, Louisiana, Mobile, Alabama, Green Bay, Wisconsin, Honolulu, Hawaii (including satellite stations in Wailuku and Hilo, Hawaii) and Fort Myers, Florida; one WB affiliated station serving Orlando, Florida; five CBS affiliated stations serving Portland, Oregon, Albuquerque, New Mexico (including satellite stations in Roswell, New Mexico, Durango Colorado-Farmington, New Mexico), Honolulu, Hawaii (including satellite stations in Hilo, and Wailuku Hawaii), Omaha, Nebraska, and Terre Haute,
Indiana; three NBC affiliated stations serving Charleston-Huntington, West Virginia, Wichita, Kansas (including satellite stations in Garden City and Great Bend Kansas, and Oberlin, Kansas - McCook Nebraska); and one ABC station serving Tucson, Arizona. Our publishing operations consisted primarily of five city or regional monthly magazines and two special interest magazines, including Indianapolis Monthly, Atlanta, Cincinnati, LA Magazine, Texas Monthly, Country Sampler and Country Marketplace. In addition, we have a 59.5% interest in a national radio station in Hungary and a 75% interest in a company owning two radio stations in Buenos Aires, Argentina.


         We are in the process of acquiring the four radio stations we currently operate under time brokerage agreements. In connection with the Lee Acquisition we will probably be required to sell one television station in Hawaii due to federal regulations.


         We have postponed plans to separate our radio and television businesses through the issuance of a tracking stock. We will continue to review and evaluate structural alternatives to effectuate the separation, which may include the issuance of a tracking stock when equity market conditions become more favorable. The costs incurred to date pursuing a separation plan were approximately $2.1 million and are included in corporate restructuring fees and other (along with a $2.0 million asset valuation adjustment) in the accompanying condensed consolidated statement of operations.


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

         Radio station advertising rates are based in part on a station's ability to attract audiences in the demographic groups that advertisers wish to reach and the number of stations competing in the market area, as well as local, regional and national economic conditions. A station's audience is customarily reflected in rating service surveys, which demonstrate the size and demographics of the audience tuned to the station and the time the audience spends listening to the station.

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

         We generally evaluate the performance of our operating entities based on broadcast cash flow, which we refer to as BCF, and publishing cash flow, which we refer to as PCF. We believe that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities. BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasting and publishing groups. BCF and PCF do not take into account our debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in our business or other discretionary uses. BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. We define BCF and PCF as revenue net of agency commissions and operating expenses.

         Our results are subject to seasonal fluctuations. Therefore, results shown on a quarterly basis are not necessarily indicative of results for a full year.



Results of Operations For the Three and Nine Months Ended November 30, 2000 Compared to November 30, 1999

         Net revenues for the three months ended November 30, 2000 were $143.6 million compared to $91.3 million for the same period of the prior year, an increase of $52.3 million or 57.4%. Net revenues for the nine months ended November 30, 2000 were $353.2 million compared to $245.1 million for the same period of the prior year, an increase of $108.1 million or 44.1%. Substantially all of the increase in net revenues for the three and nine months ended November 30, 2000 related to stations recently acquired or operated under time brokerage agreements.

         Operating expenses for the three months ended November 30, 2000 were $84.2 million compared to $52.2 million for the same period of the prior year, an increase of $32.0 million or 61.3%. Operating expenses for the nine months ended November 30, 2000 were $207.7 million compared to $145.3 million for the same period of the prior year, an increase of $62.4 million or 43.0%. Substantially all of the increase in operating expenses for the three and nine months ended November 30, 2000 related to stations recently acquired or operated under time brokerage agreements.

         Broadcast/publishing cash flow for the three months ended November 30, 2000 was $59.4 million compared to $39.1 million for the same period of the prior year, an increase of $20.3 million or 52.1%. Broadcast/publishing cash flow for the nine months ended November 30, 2000 was $145.5 million compared to $99.8 million for the same period of the prior year, an increase of $45.7 million or 45.7%. Substantially all of the increase in broadcast/publishing cash flow for the three and nine months ended November 30, 2000 related to stations recently acquired or operated under time brokerage agreements.

         Corporate expenses for the three months ended November 30, 2000 were $3.9 million compared to $3.5 million for the same period of the prior year, an increase of $0.4 million or 11.7%. Corporate expenses for the nine months ended November 30, 2000 were $11.6 million compared to $10.2 million for the same period of the prior year, an increase of $1.4 million or 13.9%. These increases were due to an increase in the number of corporate employees in all departments as a result of our growth.

         EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international business development expenses. EBITDA before certain charges for the three months ended November 30, 2000 was $55.0 million compared to $35.3 million for the same period of the prior year, an increase of $19.7 million or 56.1%. EBITDA before certain charges for the nine months ended November 30, 2000 was $132.5 million compared to $88.6 million for the same period of the prior year, an increase of $43.9 million or 49.6%. These increases were due to the increases in broadcast/publishing cash flow partially offset by the increases in corporate expenses.

         Depreciation and amortization expense for the three months ended November 30, 2000 was $20.6 million compared to $12.0 million for the same period of the prior year, an increase of $8.6 million or 71.4%. Depreciation and amortization expense for the nine months ended November 30, 2000 was $49.6 million compared to $32.1 million for the same period of the prior year, an increase of $17.5 million or 54.7%. Substantially all of the increase in depreciation and amortization expense for the three and nine months ended November 30, 2000 related to recently consummated acquisitions.

     Non-cash compensation expense for the three months ended November 30, 2000 was $0.5 million compared to $2.3 million for the same period of the prior year, a decrease of $1.8 million or 77.0%. Non-cash compensation expense for the nine months ended November 30, 2000 was $4.1 million compared to $4.6 million for the same period of the prior year, a decrease of $0.5 million or 10.9%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements and common stock contributed to the Company's Profit Sharing Plan. The decrease for the three months ended November 30, 2000 was due to lower accruals for performance based compensation under employment agreements and a lower average stock price during the period.

         Interest expense for the three months ended November 30, 2000 was $23.7 million compared to $14.0 million for the same period of the prior year, an increase of $9.7 million or 68.9%. Interest expense for the nine months ended November 30, 2000 was $41.3 million compared to $41.2 million for the same period of the prior year, an increase of $0.1 million or 0.2%. The increase for the three months ended November 30, 2000 is due to higher outstanding debt during the quarter coupled with a higher average borrowing rate. Included in interest expense for the nine months ended November 30, 2000 is $2.3 million for the amortization of debt fees related to our Bridge Loan.

         Other income for the three months ended November 30, 2000 was $19.5 million compared to other income of $0.8 million for the same period of the prior year. Other income for the nine months ended November 30, 2000 was $33.4 million compared to other income of $0.5 million for the same period of the prior year. Other income for the three months ended November 30, 2000 includes a $22.0 million gain on exchange of assets, offset by valuation adjustments on certain investments. Other income for the nine months ended November 30, 2000 includes the $22.0 million gain on exchange of assets, offset by valuation adjustments on certain investments and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

Liquidity and Capital Resources

         Capital Requirements

         Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt and preferred stock service requirements.

         Acquisitions


         On August 24, 2000, we acquired the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado from subsidiaries of AMFM, Inc. for $108.0 million in cash as adjusted in accordance with the purchase agreement. On October 2, 2000, we purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash and paid $21.3 million for working capital. On October 6, 2000, we acquired the assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. for $220.0 million in cash. We also settled outstanding lawsuits by and between Sinclair and us pursuant to the terms of the transaction agreement. On October 6, 2000, we also exchanged radio stations WIL-FM, WRTH-AM and WVRV-FM, which we acquired from Sinclair, as well as radio station WKKX-FM which we already owned (all in the St. Louis, Missouri market), for Bonneville International Corporation's radio station KZLA-FM located in Los Angeles, California. We accounted for each of these acquisitions using the purchase method of accounting. We financed each of these acquisitions through borrowings under our credit facility.

         We also have two pending acquisitions. We plan to purchase KALC-FM in Denver, Colorado for $98.8 million in cash from Salem Communications Corporation. When we signed the acquisition agreement, we paid an additional $1.2 million as a commitment fee and entered into a time brokerage agreement. We began operating KALC-FM under a time brokerage agreement in October 2000. On June 5, 2000, we entered into an option agreement to acquire the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million. When we signed the option agreement, we made an escrow payment of $20.0 million, which was financed through borrowings under our credit facility. This escrow payment will be used to offset the option price. We began operating these stations on August 1, 2000.


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

         These pending acquisitions are subject to customary closing conditions, including approval by the FCC for KTAR-AM, KMVP-AM and KKLT-FM. We expect to complete the acquisition of KALC-FM in January 2001 and the acquisition of KTAR-AM, KMVP-AM and KKLT-FM by the end of March 2001. Both acquisitions will be financed through borrowings under our Fourth Amended and Restated Senior Credit Facility and will be accounted for as a purchase.



         Capital Expenditures

         Capital expenditures incurred for the nine months ended November 30, 2000 were approximately $16.0 million. These capital expenditures primarily related to office and studio construction at certain of our broadcasting properties.


         Debt Service and Preferred Stock Dividend Requirements

         As of November 30, 2000, we had $1.2 billion of corporate indebtedness outstanding under our credit facility including our $300 million senior subordinated notes, and an additional $18.2 million of other indebtedness. We also had $143.8 million of our preferred stock outstanding. See Sources of Liquidity for discussion of our refinancing activities in January 2001. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin (the margin varies based on our ratio of total debt to operating cash flow). As of November 30, 2000, our weighted average borrowing rate under our credit facility was approximately 8.5%.

         Based on amounts currently outstanding under our senior subordinated notes and convertible preferred stock, the debt service and preferred stock dividend requirements for a twelve month period is $24.4 million and $9.0 million, respectively.

         Sources of Liquidity


         Our primary sources of liquidity are cash provided by operations and funds available under our credit facility. At November 30, 2000, we had cash and cash equivalents of $4.6 million and net working capital of $49.2 million. On January 5, 2001, we closed on our Fourth Amended and Restated Senior Credit Facility and borrowed $1.08 billion under Term Notes. These funds were used to repay amounts outstanding under the previous credit facility and will be used to fund the acquisition of KALC-FM. The remaining funds received will be used to fund a portion of our pending acquisition of three radio stations from Hearst-Argyle Television, Inc. At January 5, 2001, we have $320.0 million available under our credit facility, less $5.5 million in outstanding Letters of Credit. We expect that cash flow from operating activities will be sufficient to fund all working capital, capital expenditures, debt service (including any indebtedness that may be incurred to fund our pending acquisitions), and preferred stock dividend requirements for at least the next twelve months.

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

                  15       Letter re: unaudited interim financial information

                  *  Previously submitted

         (b) Reports on Form 8-K

                  On October 5, 2000, the Company filed a Form 8-K disclosing its financial performance for the three and six months ended August 31, 2000.

                  On October 16, 2000, the Company filed a Form 8-K that included audited financial statements for significant acquisitions, pro forma financial information, purchase agreements with AMFM, Lee and Sinclair, and the asset exchange agreement with Bonneville.

                                  Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               EMMIS COMMUNICATIONS CORPORATION





Date:  January 16, 2001                        By:  /s/ WALTER Z. BERGER
                                                  Walter Z. Berger
                                                  Executive Vice President
                                                 (Authorized CorporateOfficer),
                                                  Chief Financial Officer and
                                                  Treasurer

Exhibit 15

January 10, 2001


Mr. Walter Z. Berger
Chief Financial Officer
Emmis Communications Corporation
One Emmis Plaza
40 Monument Circle Suite 700
Indianapolis, Indiana 46204



Dear Mr. Berger:

     We are aware that Emmis Communications Corporation has incorporated by reference in its Registration Statements Nos. 33-83890, 333-14657, and 333-42878 its Form 10-Q for the quarter ended November 30, 2000, which includes our report dated January 10, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,



/s/ ARTHUR ANDERSEN LLP
------------------------
ARTHUR ANDERSEN LLP