Form 10-K
period 2001-02-28
EMMIS COMMUNICATIONS CORP
filed 2001-05-24
CIK 783005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[  X ]  Annual  Report  Pursuant  to Section  13 or 15(d) of The  Securities
        Exchange Act of 1934 for the Fiscal Year Ended February 28, 2001

[    ]  Transition  Report  Pursuant to Section 13 or 15(d) of The  Securities
        Exchange  Act of 1934  for  the  Transition  Period  from  _________ to
        _________.

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 30, 2001, was approximately $1,054,247,000.

   The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2001, was:

                      42,067,639   Class A Common Shares, $.01 par value
                       5,230,396   Class B Common Shares, $.01 par value


                       DOCUMENTS INCORPORATED BY REFERENCE

                Documents                                   Form 10-K Reference

Proxy Statement for 2001 Annual Meeting                              Part III

                        EMMIS COMMUNICATIONS CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
PART I         ........................................................       3
               Item 1.   Business......................................       3
               Item 2.   Properties....................................      19
               Item 3.   Legal Proceedings.............................      21
               Item 4.   Submission of Matters to a Vote of Security
                         Holders.......................................      22

PART II        ........................................................      23
               Item 5.   Market for Registrant's Common Equity and
                         Related Shareholder Matters...................      23
               Item 6.   Selected Financial Data.......................      24
               Item 7.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operation..      25
               Item 7A.  Quantitative and Qualitative Disclosures About
                         Market Risk...................................      34
               Item 8.   Financial Statements and Supplementary Data...      36
               Item 9.   Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure........      80

PART III       ........................................................      81
               Item 10.  Directors and Executive Officers of the
                         Registrant....................................      81
               Item 11.  Executive Compensation........................      82
               Item 12.  Security Ownership of Certain Beneficial
                         Owners and Management.........................      82
               Item 13.  Certain Relationships and Related Transactions      82

PART IV        ........................................................      82
               Item 14.  Exhibits and Reports on Form 8-K..............      82

Signatures     ........................................................      85

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

   We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We operate the sixth largest publicly traded radio portfolio in the United States based on total listeners. The twenty FM radio stations and three AM radio stations we operate in the United States serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as Denver, Phoenix, St. Louis, Indianapolis and Terre Haute, Indiana. The fifteen television stations we operate serve geographically diverse mid-sized markets in the U.S. as well as the large markets of Portland and Orlando and have a variety of television network affiliations, including five with CBS, five with FOX, three with NBC, one with ABC and one with WB.

   Our strategy is to selectively acquire underdeveloped media properties in desirable markets and then to create value by developing those properties to increase their cash flow. We find such underdeveloped properties attractive because they offer greater potential for revenue and cash flow growth than mature properties. We have been successful in acquiring these types of radio stations and improving their ratings, revenues and cash flow with our marketing focus and innovative programming expertise. We have created top-performing radio stations which rank, in terms of primary demographic target audience share, among the top ten stations in the New York City, Los Angeles and Chicago radio markets according to the Fall 2000 Arbitron Survey. We believe that our strong large-market radio presence and diversity of station formats makes us attractive to a diverse base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.

   More recently, we began applying our advertising sales and programming expertise to our television stations. We view our entry into television as a logical outgrowth of our radio business and as a platform for diversification. Like the radio stations we previously acquired, our television stations are underdeveloped properties located in desirable markets, which can benefit from innovative, research-based programming and our experienced management team. We believe we can further improve the ratings, revenues and broadcast cash flow of our television stations with a more market-focused, research-based programming approach, a focused sales effort and other related strategies, which have proven successful with our radio properties.

   In addition to our domestic broadcasting properties, we operate news and agriculture information radio networks in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Country Sampler, Country Marketplace and related magazines and Wildlife Journal, have a 59.5% interest in a national radio station in Hungary and own 75% of one FM and one AM radio station in Buenos Aires, Argentina. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

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

   EMPHASIZE FOCUSED SALES AND MARKETING STRATEGY. We design our local and national sales efforts based on advertiser demand and our programming compared to the competitive formats within each market. We provide our sales force with extensive training and the technology for sophisticated inventory management techniques, which provide frequent price adjustments based on regional and market conditions. We seek to maximize sources of non-traditional, non-spot revenue and have led the industry in developing "vendor co-op" advertising revenue. Although this source of advertising revenue is common in the newspaper and magazine industry, we were among the first radio broadcasters to recognize and take advantage of the potential of vendor co-op advertising.

   DEVELOP STRONG LOCAL STATION IDENTITIES FOR OUR TELEVISION STATIONS. We strive to create television stations with a strong local "brand" within the station's market, allowing viewers and advertisers to identify with the station while building the station's franchise value. We believe that aggressive promotion and strong local station management, strategies which we have found successful in our radio operations, are critical to the creation of strong local television stations as well. Additionally, we believe that the production and broadcasting of local news and events programming can be an important link to the community and an aid to the station's efforts to expand its viewership. Local news and events programming can provide access to advertising sources targeted specifically to the local or regional community. We believe that strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

   PURSUE STRATEGIC ACQUISITIONS AND CREATE CASH FLOW GROWTH BY ENHANCING STATION PERFORMANCE. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We intend to pursue acquisitions of radio stations, where we believe we can increase broadcast cash flow, in our current markets. We will also consider acquisitions of individual radio stations or groups of radio stations in new markets where we expect we can achieve a leadership position. We believe that continued consolidation in the radio broadcasting industry will create attractive acquisition opportunities as the number of potential buyers for radio assets declines due to government regulations on the number of stations a company can own in one market. We believe that attractive acquisition opportunities are also increasingly available in the television broadcasting industry. We intend to evaluate acquisitions of international broadcasting stations (typically in conjunction with strong local minority-interest partners) and magazine publishing properties that present opportunities to capitalize on our management expertise to enhance cash flow at attractive purchase price multiples with minimal capital requirements.

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

                                 RADIO STATIONS

   In the following table, "Market Rank by Revenue" is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from Duncan's Radio Market Guide (2000 ed.). We own a 40% equity interest in the publisher of Duncan's Radio Market Guide. "Ranking in Primary Demographic Target" is the ranking of the station among all radio stations in its market based on the Fall 2000 Arbitron Survey. A "t" indicates the station tied with another station for the stated ranking. "Station Audience Share" represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.






                                                                 RANKING IN
   STATION          MARKET                            PRIMARY      PRIMARY    STATION
     AND            RANK BY                         DEMOGRAPHIC  DEMOGRAPHIC AUDIENCE
   MARKET           REVENUE      FORMAT             TARGET AGES    TARGET      SHARE

LOS ANGELES, CA        1
     KPWR-FM                Contemporary Hit/Urban    12-24           1         4.3
     KZLA-FM                Country                   25-54          11t        2.6

NEW YORK, NY           2
     WQHT-FM                Contemporary Hit/Urban    12-24           1         5.5
     WRKS-FM                Classic    Soul/Smooth    25-54           4         3.8
                            R&B
     WQCD-FM                Contemporary Jazz         25-54          6          3.2

Chicago, IL            3
     WKQX-FM                Alternative Rock          18-34           3         2.9

Phoenix, AZ           14
     KKFR-FM                Contemporary Hit/Urban    18-34           2         4.9
     KKLT-FM                Soft                      25-54           8         3.7
                            Adult/Contemporary
     KTAR-AM                News/Talk/Sports          35-64           5t        5.6
     KMVP-AM                Sports                    25-54          20t        0.9

Denver, CO            15
     KXPK-FM                80's Rock                 18-34           9         3.3
     KALC-FM                Modern Rock               25-54           9         3.1

St. Louis, MO         18
     KSHE-FM                Album Oriented Rock       25-54           3t        4.4
     WMLL-FM*               80's Rock                 18-34           4         2.6
     KPNT-FM                Alternative Rock          18-34           3         3.3
     KIHT-FM                70's Rock                 25-54           6         3.9
     KFTK-FM                Talk                      25-54          21         0.9

Indianapolis, IN      31
     WENS-FM                Adult Contemporary        25-54           3         5.5
     WIBC-AM                News/Talk/Sports          35-64           3t        9.1
     WNOU-FM                Contemporary Hit          18-34           7t        4.7
     WYXB-FM**              Soft                      25-54           -           -
                            Adult/Contemporary

Terre Haute, IN      172
     WTHI-FM                Country                   25-54           1        22.3
     WWVR-FM                Classic Rock              25-54           2        12.2

* On September 17, 2000, Emmis changed the call letters of WXTM-FM to WMLL-FM and changed the format to 80's Rock.

** On February 14, 2001, Emmis changed the call letters of WTLC-FM to WYXB-FM and changed the format to Soft Adult/Contemporary.

                               TELEVISION STATIONS

   In the following table, "DMA Rank" is estimated by the A.C. Nielsen Company ("Nielsen") as of January 2001. Rankings are based on the relative size of a station's market among the 210 generally recognized Designated Market Areas ("DMAs"), as defined by Nielsen. "Number of Stations in Market" represents the number of television stations ("Reportable Stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 9:00 a.m. to midnight time period. "Station Rank" reflects the station's rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during November 2000. "Station Audience Share" reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

                                                      NUMBER OF             STATION
TELEVISION         METROPOLITAN     DMA  AFFILIATION/ STATIONS    STATION  AUDIENCE
  STATION           AREA SERVED    RANK    CHANNEL    IN MARKET    RANK      SHARE
----------       ---------------  ------ ----------  -------------------   -------
WKCF-TV          Orlando, FL        21      WB/18        6          5          6
KOIN-TV          Portland, OR       23      CBS/6        6          3          9
WVUE-TV          New Orleans, LA    42      Fox/8        6          3         10
KRQE-TV          Albuquerque, NM    50     CBS/13        6          3         11
WSAZ-TV          Huntington, WV-
                 Charleston, WV     61      NBC/3        4          1         19
WALA-TV          Mobile,
                 AL-Pensacola, FL   62     Fox/10        5          3         10
KSNW-TV          Wichita, KS        65      NBC/3        4          2         15
WLUK-TV          Green Bay, WI      69     Fox/11        6          3t         9
KGUN-TV          Tucson, AZ         71      ABC/9        6          1         15
KGMB-TV (1)      Honolulu, HI       72      CBS/9        5          2         13
KHON-TV (1)      Honolulu, HI       72      Fox/2        5          1t        14
KMTV-TV          Omaha, NE          75      CBS/3        5          2t        14
WFTX-TV          Fort Myers, FL     81     Fox/36        4          4          7
KSNT-TV          Topeka, KS        138     NBC/27        4          2         12
WTHI-TV          Terre Haute, IN   139     CBS/10        3          1         20

(1) We are required by FCC rules to sell one of these stations by October 1, 2001 and we are currently exploring various possibilities.

   Emmis also owns and operates nine satellite stations that primarily re-broadcast the signal of certain of our local stations. A local station and its satellite station are considered one station for FCC and multiple ownership purposes, provided that the stations are in the same market.

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

PUBLISHING OPERATIONS

   We publish the following magazines through our publishing division:

                                                  Monthly
                                                   Paid         Year
                                                Circulation   Acquired
            Regional Magazines:
            Texas Monthly                         300,000       1998
            Los Angeles                           180,000       2000
            Atlanta                                65,000       1993
            Indianapolis Monthly                   45,000       1988
            Cincinnati Magazine                    22,000       1997

            Specialty Magazines*:
            Country Sampler                       465,000       1999
            Country Marketplace                       N/A       1999

            * Our specialty magazines are circulated bimonthly.

INTERNET AND NEW TECHNOLOGIES

   We believe that the development and explosive growth of the Internet present not only a challenge, but an opportunity for broadcasters and publishers. The challenge is, primarily, increased competition for the time and attention of our listeners, viewers and readers. The opportunity is to further enhance the relationships we already have with our listeners, viewers and readers by expanding products and services offered by our stations and magazines. For that reason, we worked with other media companies to put together a local media internet venture (LMIV). The LMIV is premised on the idea that each station's or magazine's website would be the entry way into a backbone of internet content provided by a national, or even international, aggregation of media companies. The goal of LMIV is to capitalize on the individual relationships between each station or magazine and its listeners, viewers or readers by allowing each station's or magazine's website to reflect the character of the station or magazine. When fully implemented, the LMIV will also capitalize on the potentially tremendous economies of scale provided by the stations' and magazines' aggregated websites.

   We believe that there are opportunities to improve and expand our television operations utilizing new technologies such as those that capitalize on the digital spectrum and the Internet. Along with several other major television broadcasters and local stations, we have invested in iBlast Networks, the nation's largest network for over-the-air distribution of digital content, applications and services.

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

FEDERAL REGULATION

   Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (and, as amended by the Telecommunications Act of 1996 (the "1996 Act"), the "Communications Act"). Television or radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for television and radio stations in such manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of television and radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

   The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of radio and television stations. Other legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or new or amended FCC regulations will be adopted or what their effect would be on Emmis.

   LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. Our licenses currently have the following expiration dates, until renewed:

      WENS-FM (Indianapolis)              August 1, 2004
      WKQX-FM (Chicago)                   December 1, 2004
      KSHE-FM (St. Louis)                 February 1, 2005
      KPWR-FM (Los Angeles)               December 1, 2005
      WQHT-FM (New York)                  June 1, 2006
      WQCD-FM (New York)                  June 1, 2006
      WIBC-AM (Indianapolis)              August 1, 2004
      WNOU-FM (Indianapolis)              August 1, 2004
      WRKS-FM (New York)                  June 1, 2006
      WMLL-FM (St. Louis)                 December 1, 2004
      WYXB-FM (Indianapolis)              August 1, 2004
      WTHI-FM (Terre Haute)               August 1, 2004
      WWVR-FM (Terre Haute)               August 1, 2004
      WTHI-TV (Terre Haute)               August 1, 2005
      WFTX-TV (Fort Myers)                February 1, 2005
      WALA-TV (Mobile)                    April 1, 2005
      WVUE-TV (New Orleans)               June 1, 2005
      WLUK-TV (Green Bay)                 December 1, 2005
      KHON-TV (Honolulu)                  February 1, 2007
      KAII-TV (Maui)                      February 1, 2007
      KHAW-TV (Hawaii)                    February 1, 2007
      WKCF-TV (Orlando)                   February 1, 2005
      KXPK-FM (Denver)                    April 1, 2005
      KALC-FM (Denver)                    April 1, 2005
      KZLA-FM (Los Angeles)               December 1, 2005
      KKLT-FM (Phoenix)                   October 1, 2005
      KKFR-FM (Phoenix)                   October 1, 2005
      KTAR-AM (Phoenix)                   October 1, 2005
      KMVP-AM (Phoenix)                   October 1, 2005
      KFTK-FM (St. Louis)                 February 1, 2005
      KIHT-FM (St. Louis)                 February 1, 2005
      KPNT-FM (St. Louis)                 February 1, 2005
      KOIN-TV (Portland)                  February 1, 2007
      KRQE-TV (Albuquerque)               October 1, 2006
      WSAZ-TV (Huntington)                October 1, 2004
      KSNW-TV (Wichita)                   June 1, 2006
      KGMB-TV (Honolulu)                  February 1, 2007
      KMTV-TV (Omaha)                     June 1, 2006
      KGUN-TV (Tucson)                    October 1, 2006
      KSNT-TV (Topeka)                    June 1, 2006
      KREZ-TV (Durango)                   April 1, 2006
      KBIM-TV (Roswell)                   October 1, 2006
      KSNG-TV (Garden City)               June 1, 2006
      KSNC-TV (Great Bend)                June 1, 2006
      KSNK-TV (McCook-Oberlin)            June 1, 2006
      KGMD-TV (Hawaii)                    February 1, 2007
      KGMV-TV (Maui)                      February 1, 2007

   Under the Communications Act, at the time an application is filed for renewal for a station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own motion) that there is a "substantial and material" question as to whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether the renewal application should be granted. The
Communications Act provides for the grant of a renewal application upon a finding by the FCC that the licensee:

o  has served the public interest, convenience and necessity;
o has committed no serious violations of the Communications Act or the FCC rules; and
o has committed no other violations of the Communications Act or the FCC rules which would constitute a pattern of abuse.

   If the FCC cannot make such a finding, it may deny the renewal application, and only then may the FCC consider competing applications for the same frequency. In a vast majority of cases, the FCC renews a broadcast license even when petitions to deny have been filed against the renewal application.

   OWNERSHIP RESTRICTIONS. Under the FCC rules, with limited exceptions, the number of radio stations that may be owned by one entity in a given radio market is dependent upon the number of commercial radio stations in that market:

o if the market has 45 or more commercial radio stations, one entity may own up to eight stations, not more than five of which may be in the same service (AM or FM);
o if the market has between 30 and 44 commercial radio stations, one entity may own up to seven stations, not more than four of which may be in the same service;
o if the market has between 15 and 29 commercial radio stations, a single entity may own up to six stations, not more than four of which may be in the same service; and
o if the market has fourteen or fewer commercial radio stations, one entity may own up to five stations, not more than three of which may be in the same service, except that one entity may not own more than fifty percent of the stations in the market.

   Each of the markets in which our radio stations are located has at least 15 commercial radio stations.

   Pursuant to the 1996 Act, the FCC substantially revised its local television ownership rules (including its television "duopoly" rule and radio/television cross-ownership rule) in an August 1999 decision, as modified by a January 2001 reconsideration order. The FCC's revised television duopoly rule permits an entity to own two or more television stations in separate Designated Market Areas ("DMAs"). The rule also permits an entity to own two or more television stations in the same DMA if:

o  the coverage areas of the stations do not overlap, or
o at least eight, independently-owned and -operated full-power non-commercial and commercial operating stations will remain in the marker post-merger, and one of the two commonly-owned stations is not among the top four television stations in the market (based on audience share ratings).

   The Commission will consider permanent waivers of its revised television duopoly rule where:

o one of the stations is a "failed station," i.e., off-air for more than four months, or involved in an involuntary bankruptcy proceeding;
o one of the stations is a "failing station," i.e., having a low audience share and financially struggling; or
o one of the stations is an unbuilt facility, where the permittee has made substantial progress towards constructing the facility.

   Our acquisition of the Lee Enterprises stations required a waiver of the television duopoly rule because the signals of KHON-TV and KGMB-TV (one of the Lee Enterprises stations) overlap, the stations serve the same market, and both stations are rated among the top four in that market. In approving the acquisition, the FCC granted a temporary waiver of the rule, ordering that an application for divestiture of either KHON-TV or KGMB-TV (plus associated "satellite" stations) be filed on or before April 1, 2001; that deadline was subsequently extended at our request to October 1, 2001.

   The FCC's revised radio/television cross-ownership rule generally permits the common ownership of the following combinations in the same market, to the extent permitted under the FCC's television duopoly rule:

o up to two commercial television stations and six commercial radio stations or one commercial television station and seven commercial radio stations in a market where at least 20 independent media voices will remain post-merger;
o up to two commercial television stations and four commercial radio stations in a market where at least 10 independent media voices will remain post-merger; and
o two commercial television stations and one commercial radio station in a market regardless of the number of independent media voices that will remain post-merger.

The Commission will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a "failed station."

   Pursuant to the 1996 Act, the FCC also revised its restriction on the national ownership of television stations in an August 1999 decision, as reaffirmed by a January 2001 order. The revised FCC rules restrict the ownership of television stations on a nationwide basis to stations serving, in the aggregate, no more than 35 percent of the total national audience. Certain group owners have filed comments with the FCC and/or appeals in the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit") seeking elimination, or at least relaxation, of this limit. In early April 2001, the D.C. Circuit granted Viacom/CBS a stay of the May 2001 deadline that the FCC had set for the network to divest certain of its television stations in order to come into compliance with the 35 percent cap. It is anticipated that the stay will remain in effect until the court rules on the merits of Viacom's challenge to the ownership cap. We cannot predict the ultimate outcome of these proceedings or the impact, if any, that they will have on our business.

   Moreover, current FCC rules prohibit common ownership of a daily newspaper and a radio or television station in the same market. The FCC is expected to initiate a proceeding in the near future proposing to eliminate, or at least relax, this restriction. FCC rules also currently prohibit common ownership of a television station and a cable television system in the same market.

   Under the 1996 Act, the FCC is required to review all of its broadcast ownership rules every two years to determine whether the public interest dictates that such rules be repealed or modified. We cannot predict the outcome of any future biennial reviews of the FCC's broadcast ownership rules or the impact they may have on our business.

   ALIEN OWNERSHIP RESTRICTIONS. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, "Non-U.S. Persons"). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. Our Amended and Restated Articles of Incorporation and Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

   ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC requires the "attribution" of broadcast licenses held by a broadcasting company to certain of the company's stockholders, officers or directors, such that there would be a violation of FCC regulations where such a stockholder, officer or director and the broadcasting company together held more than the permitted number of stations or a prohibited combination of media outlets in the same market. The FCC's attribution rules generally deem the following relationships and interests to be attributable for purposes of the FCC's ownership restrictions:

o  all officers and directors of a licensee and its (in)direct parent(s);
o  voting stock interests of at least five percent;
o stock interests of at least 20 percent, if the holder is a passive institutional investor (i.e., investment companies, insurance companies, banks);
o any equity interest in a limited partnership or limited liability company where the limited partner or member is "materially involved" in the media-related activities of the LP or LLC;
o equity and/or debt interests which, in the aggregate, exceed 33 percent of the total asset value of a station or other media entity (the "equity/debt plus policy"), if the interest holder supplies more than 15 percent of the station's total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company, cable operator or newspaper).

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

   In the January 2001 attribution reconsideration order, the FCC eliminated its "single majority shareholder exemption" from attribution which theretofore had provided that, in cases where one person or entity (such as Jeffrey H. Smulyan in the case of Emmis) held more than 50 percent of the combined voting power of the common stock of a broadcasting company, a minority shareholder of the company generally would not be deemed to hold an attributable interest in the company. Although the FCC eliminated the single majority shareholder exemption, it grandfathered minority interests in broadcasting companies with single majority shareholders where the interests were acquired prior to December 4, 2000 (the adoption date of the January 2001 reconsideration order). Accordingly, any minority interests in Emmis acquired on or after December 4, 2000 will not be exempt from attribution, despite Mr. Smulyan's majority interest; however, any such interests acquired prior to this date (i.e., grandfathered minority interests) will remain exempt from attribution so long as Mr. Smulyan continues to hold more than 50 percent of the combined voting power of Emmis' common stock. In the event that Mr. Smulyan no longer holds more than 50 percent of the voting power, the interests of grandfathered minority shareholders which had theretofore been considered nonattributable would become attributable, such that any other media interests held by these shareholders would be combined with Emmis' media interests for purposes of determining compliance with FCC ownership rules. Mr. Smulyan's level of voting control could decrease to or below 50 percent as a result of transfers of common stock pursuant to agreement or conversion of the Class B Common Stock into Class A Common Stock. In the event of noncompliance with the FCC's attribution rules, steps required to achieve compliance could include divestitures by either the shareholder or Emmis, as the situation dictates. Further, an attributable interest of any shareholder (including grandfathered minority interests) in another broadcast station or other media entity in a market where Emmis owns or seeks to acquire a station is still subject to review by the FCC under its "equity/debt plus policy," and could result in Emmis being unable to obtain one or more FCC authorizations needed to conduct its broadcast business or FCC consents necessary for future acquisitions. Conversely, Emmis' media interests could operate to restrict other media investments by shareholders having or acquiring an interest in Emmis.

   ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding attributable interests therein, compliance with the Communications Act's limitations on alien ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.

   PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Federal law prohibits the broadcast of obscene material and regulates the broadcast of indecent material, which is subject to enforcement action by the FCC. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates the licensee's renewal applications, although such complaints may be filed by concerned parties and considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, contest and lottery advertisements, and technical operations, including limits on radio frequency radiation.

   In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Certain provisions of this law, such as signal carriage and retransmission consent, have a direct effect on television broadcasting.

     In April 1997, the FCC adopted rules that require television broadcasters to provide digital television ("DTV") to consumers. The FCC also adopted a table of allotments for DTV, which assigns eligible broadcasters a second channel on which to provide DTV service. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2-51. Although the Communications Act mandates that each television station return one of its two channels to the FCC by the end of 2006, the Balanced Budget Act of 1997 may effectively extend the transition deadline in some markets by allowing broadcasters to keep both their analog and digital licenses until at least 85 percent of television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities necessary for DTV operations, among other factors, including the pace of DTV production and sales, may cause delays in the DTV transition. The FCC has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

   Television broadcasters are allowed to use their DTV channels according to their best business judgment, provided that they continue to offer at least one free programming service that is at least comparable to today's analog service. Digital services and programming can include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals (so-called "ancillary" services). The FCC has imposed a fee of five percent of the annual gross revenues for television broadcasters' use of the DTV spectrum to offer ancillary services (i.e., subscription services). The form and amount of these fees may have a significant effect on the profitability of such services. Broadcasters will not be required to air "high definition" programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets were required to be on the air with a digital signal by May 1, 1999, and affiliates of those networks in markets 11-30, including KOIN-TV, were required to be on the air with a digital signal by November 1, 1999; KOIN-TV complied with this deadline. The remaining commercial stations, including all other television stations owned by Emmis, were required to file DTV construction permit applications by November 1, 1999 and are required to be on the air with a digital signal by May 1, 2002. Emmis timely filed DTV construction permit applications for all of its television stations.

   In January 2001, the FCC issued a further order on DTV transition issues, setting a number of deadlines for commercial broadcasters. By the end of December 2003, commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) must elect the channel they will use for broadcasting after the transition is complete. By the end of December 2004, commercial broadcasters not replicating their existing analog service areas will lose interference protection in those portions of their existing service areas not covered by their digital signals. Also by the end of December 2004, commercial broadcasters must provide a stronger digital signal to their communities of license than was previously required.

   In December 1999, the FCC initiated a proceeding to determine the extent of television broadcasters' public interest obligations during and after the transition to DTV service. In October 2000, the Commission furthered this proceeding by requesting comment on specific proposals to "standardize and enhance" public interest disclosure requirements for analog and digital broadcast licensees during and after the DTV transition. The FCC sought comment on a proposal which would require broadcasters to use a standardized form to provide information on how their stations serve the public interest and on a proposal which would require broadcasters to make the contents of a station's public inspection file available on a web site. In October 2000, the FCC also solicited comment on the implementation of broadcasters' children's television programming obligations during and after the DTV transition and on whether broadcasters should be required to provide quarterly reports of their children's programming activities on a web site. These proceedings remain pending at the Commission, and we cannot predict the outcomes or what impact, if any, the outcomes will have on our business.

   The FCC currently is considering cable operators' obligations to carry the digital signals of broadcast television stations, including the obligations that should exist during the DTV transition period, when broadcasters' analog and digital signals will be operating simultaneously. In January 2001, the FCC resolved a number of technical and legal issues concerning cable must carry rights of digital broadcast signals, including a determination that digital-only television stations are entitled to carriage of a single programming stream. The FCC also tentatively concluded, however, that the dual carriage of both a broadcaster's analog and digital signals will not be required during the DTV transition. The Commission currently is seeking further comment on this issue. We cannot predict whether the FCC will adopt "must carry" requirements for both analog and digital

Television signals during the DTV transition period or the effect of such an FCC decision on our television stations.

   Responding to the potential problems that DTV allotments posed to low-power television ("LPTV") broadcasters (which must "yield" to full-power television stations), Congress enacted the Community Broadcasters Protection Act of 1999 ("CBPA") in November 1999. CBPA allows qualifying LPTV stations to receive a new type of television station license called a "Class A" license. An LPTV station holding a Class A license will no longer be required to yield to full-power stations; rather, it will be protected from interference from such stations. However, full-service television stations were permitted to file applications to "maximize" (expand the coverage of) their DTV facilities by filing a notice of intent to maximize with the FCC on or before December 31, 1999, and filing a bona fide application to maximize on or before May 1, 2000. Stations meeting those requirements will have their "maximized" DTV facilities protected from interference by Class A stations. Emmis timely filed a Notice of Intent for each of its television stations and "maximization applications" in those cases where it was deemed appropriate.

   The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting over 500 channels of digital television service directly to subscribers' equipment with 18-inch receiving dishes and decoders. At this time, several entities provide DBS service to consumers throughout the country. Other entities hold DBS licenses, but have not yet commenced service. DBS operators may not import distant network signals into local television markets unless the individual household that would receive the distant network signal is not capable of receiving a sufficiently strong "over-the-air" signal of the local affiliate of the given network. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act ("SHVIA") which authorizes DBS companies to provide local television signals to their subscribers. During the first six months following enactment of the law, the local television signal could be provided without the consent of the station. Following the initial six-month period, DBS companies have been permitted to provide the signals of local television stations to their subscribers only pursuant to a retransmission consent agreement with the station. In March 2000, the FCC adopted regulations governing the statutory requirements for "good faith" negotiations and non-exclusive agreements in retransmission consent contracts between broadcasters (and all MVPDs). Broadcasters are required to negotiate non-exclusive retransmission consent agreements in good faith until January 1, 2006; however, the law explicitly provides that broadcasters may enter into agreements with competing DBS carriers on different terms. Moreover, effective January 1, 2002, local television stations will be entitled to "must-carry" rights on a DBS system if the system is providing any local television station(s) to its subscribers. SHVIA also "grandfathered" delivery of the signals of television stations via DBS to certain subscribers who may have been receiving such signals in violation of prior law. In November 2000, the FCC adopted rules to implement SHVIA provisions regarding "local-into-local" satellite service, must-carry election cycle rules and related policies for satellite carriage of broadcast signals. Under the new FCC rules, a broadcast television station must affirmatively elect must-carry status to require a DBS operator to carry its station; the first elections are due July 1, 2001. A case currently is pending in the D.C. Circuit in which DBS operators are challenging SHVIA's must-carry requirements.

   There are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as the use of auctions to resolve completing application requests, network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

   Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of "short" (less than the maximum term) license renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

   ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The Commission adopted rules implementing a new low power FM ("LPFM") service. A case is pending in the D.C. Circuit which seeks to prohibit the FCC from going forward with LPFM, citing potential interference to existing broadcasters and the lack of a proper cost/benefit analysis of the new service. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

   The FCC has also authorized satellite delivery of digital audio radio service ("SDARS") on a nationwide basis. This solicited comment on a proposal to permit SDARS to be supplemented by terrestrial "repeating" transmitters designed to fill "gaps" in satellite coverage. In late 2000 and early 2001, the SDARS licensees submitted to the FCC successful test results for various U.S. cities; nationwide commercial operation is expected to commence in mid-2001. The FCC has not yet adopted rules governing the installation and use of terrestrial "repeating" transmitters. We cannot predict the impact of SDARS on our radio stations' listenership.

   In November 1999, the Commission released proposed rules for terrestrial digital audio broadcasting ("DAB"). The proposed rules would permit existing AM and FM stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). DAB technology is still evolving, and it is not yet certain whether DAB transmission as proposed will be feasible.

   Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

o  proposals to impose spectrum use or other fees on FCC licensees;
o proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies;
o  proposals to change rules relating to political broadcasting;
o  technical and frequency allocation matters;
o  AM stereo broadcasting;
o  proposals to permit expanded use of FM translator stations;
o proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on to tighten safety guidelines relating to radio frequency radiation exposure; and radio;
o  proposals   permitting   FM  stations   to  accept   formerly   impermissible
   interference;
o  proposals to reinstate holding periods for licenses;
o changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;
o proposals to limit the tax deductibility of advertising expenses by advertisers.

   We cannot predict whether any proposed changes will be adopted, what other matters might be considered in the future, or what impact, if any, the implementation of any of these proposals or changes might have on our business.

   The foregoing is only a brief summary of certain provisions of the Communications Act and of specific FCC regulations. Reference should be made to the Communications Act as well as FCC regulations, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

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

COMPETITION

   Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Chicago). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors which are material to competitive position include the station's rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations, and through sales efforts designed to attract advertisers that have done little or no broadcast advertising by emphasizing the effectiveness of radio and television advertising in increasing the advertisers' revenues. Changes in the policies and rules of the FCC permit increased joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements (including our New York, Los Angeles, Denver, Phoenix, St. Louis, Indianapolis and Terre Haute clusters) may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

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

EMPLOYEES

   As of February 28, 2001 Emmis had approximately 2,628 full-time employees and approximately 515 part-time employees. We have approximately 268 employees at various radio and television stations represented by unions. We consider relations with our employees to be good.

GEOGRAPHIC FINANCIAL INFORMATION

   The Company's segments operate primarily in the United States with one national radio station located in Hungary and two radio stations located in Argentina. The following tables summarize relevant financial information by geographic area:

                                     For the year ended February 28 (29),
                                        1999        2000          2001
                                    -----------   ----------   -----------
                                                (In Thousands)
        Net Revenues:
          Domestic                  $   229,582   $  316,454   $   456,040
          International                   3,254        8,811        14,578
                                    -----------   ----------   -----------
          Total                         232,836      325,265       470,618
                                    ===========   ==========   ===========


                                            As of February 28 (29),
                                        1999         2000          2001
                                    -----------   ----------   -----------
                                                (In Thousands)
        Noncurrent Assets:
          Domestic                  $   925,161   $1,181,640   $ 2,263,796
          International                  18,588       32,950        27,970
                                    -----------   ----------   -----------
          Total                         943,749    1,214,590     2,291,766
                                    ===========   ==========   ===========

ITEM 2.  PROPERTIES.

   The following table sets forth information as of February 28, 2001 with respect to Emmis' offices and studios and its broadcast tower locations. Management believes that the properties are in good condition and are suitable for Emmis' operations.






                                                                       EXPIRATION
                                    YEAR PLACED        OWNED OR           DATE
         PROPERTY                   IN SERVICE          LEASED          OF LEASE
-------------------------          ------------       ---------         --------
Corporate and Publishing              1998               Owned             --
Headquarters/
WENS-FM/ WIBC-AM/WNOU-FM/
WYXB-FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, Indiana
WENS-FM Tower                         1985               Owned             --
WNOU-FM Tower                         1979               Owned             --
WIBC-AM Tower                         1966               Owned             --
WYXB-FM Tower                         1965              Leased       Month-to-month

KSHE-FM                               1986              Leased       September 2007
700 St.  Louis Union Station
St.  Louis, Missouri
KSHE-FM Tower                         1985              Leased         April 2009

WMLL-FM/KFTK-FM/KIHT-FM/KPNT-FM       1998              Leased        December 2007
800 St.  Louis Union Station
St.  Louis, Missouri
WMLL-FM Tower                         1984               Owned             --
KFTX-FM Tower                         1987              Leased August 2009 with option to
                                                                       March 2023
KIHT-FM Tower                         1995              Leased   September 2005 with two
                                                                         5-year
                                                                options to September 2015
KPNT-FM Tower                         1987               Owned             --

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

WKQX-FM                               2000              Leased   August 2015 (one 5 year
                                                                    extension option)
230 Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower                          1975             Leased       September 2009

Atlanta Magazine Office               1997              Leased          July 2003
1360 Peachtree Street
Atlanta, Georgia

Cincinnati Magazine                   1996              Leased        November 2006
One Centennial Plaza
Cincinnati, OH

Texas Monthly                         1989              Leased         August 2009
701 Brazos, Suite 1600
Austin, TX

KHON-TV                               1999               Owned             --
88 Piikoi Street
Honolulu, HI
KHON-TV Tower                         1978              Leased        December 2008

WALA-TV                               1952              Leased          May 2002
210 Government Street
Mobile, AL
WALA-TV Tower                         1962               Owned             --




WFTX-TV                               1987               Owned             --
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower                         1987               Owned             --

WLUK-TV                               1966               Owned             --
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower                         1961               Owned             --

WTHI-TV/FM/WWVR-FM                    1954               Owned             --
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower                         1965               Owned             --
WTHI-FM Tower                         1954               Owned             --
WWVR-FM Tower                         1954               Owned             --

WVUE-TV                               1972               Owned             --
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower                         1963               Owned             --

WKCF-TV                               1998               Owned             --
31 Skyine Drive
Lake Mary, FL
WKCF-TV Tower                         1991              Leased       September 2006

Los Angeles Magazine                  2000              Leased        November 2010
5900 Wilshire Blvd., Suite 1000
Los Angeles, CA 90036

Country Sampler                       1988               Owned             --
707 Kautz Road
St. Charles, IL  60174

RDS/Co-Opportunities                  1989              Leased        December 2003
324 Campus Lane, Suite B
Suisun, CA  94585

Emmis West (Corporate)                1999              Leased        January 2004
15821 Ventura Blvd., #685
Encino, CA  91436

Slager Radio                          1998              Leased        December 2004
Szabadsag Ut 117 (Atronyx Bldg. B)
H-2040 Budaors, Hungary
Slager Tower                          1998              Leased      December 2001(2)

KOIN-TV                               1984              Leased  Expires in June 2083 with
222 S.W. Columbia St.                                             right to renew for an
Portland, OR 97221                                                 additional 99 years
KOIN-TV Tower                         1953               Owned             --

KSNT-TV                               1967               Owned             --
6835 N.W. U.S. Hwy 24
Topeka, KS 66618
KSNT-TV Tower                         1967               Owned             --

WSAZ-TV                               1971               Owned             --
645 5th Avenue
Huntington, WV 25701
WSAZ-TV Tower                         1954               Owned             --

KZLA-FM                               1997               Owned             --
7755 Sunset Blvd.
Los Angeles, CA 90045
KZLA-FM Tower                         1991              Leased        June 30, 2003

KGMB-TV                               1952               Owned             --
1534 Kapiolani Blvd.
Honolulu, HI 96814
KGMB-TV Tower                         1962               Owned             --

KMTV-TV                               1978               Owned             --
10714 Mockingbird Dr.
Omaha, NE 68127
KMTV-TV Tower                         1967               Owned             --



KGUN-TV                               1990               Owned             --
7280 E. Rosewood
Tucson, AZ 85710
KGUN-TV Tower                         1956                Owns          July 2016
                                                        Tower,
                                                        Leases
                                                          Land

KXPK-FM/KALC-FM                    KXPK - 1999          Leased        December 2005
1200 17th St., Suite 2300          KALC - 1985
Denver, CO 80202
KXPK-FM Tower                         1994              Leased         April 2024
KALC-FM Tower                         1982              Leased        October 2004

KRQE-TV                               1953               Owned             --
13 Broadcast Plaza S.W.
Albuquerque, NM 87104
KRQE-TV Tower                         1959               Owned             --

KKFR-FM                               1989               Owned             --
631 N. First Ave.
Phoenix, AZ 85012
KKFR-FM Tower                         1998              Leased         April 2003

KTAR-AM/KMVP-AM/KKLT-FM               1994               Owned             --
5300 N. Central Ave.
Phoenix, AZ 85012
KTAR-AM Tower                         1958               Owned             --
KMVP-AM Tower (tower)                 1971               Owned             --
KMVP-AM Tower (land only)             1996              Leased        December 2008
KKLT-FM Tower                         1965               Owned             --

KSNW-TV                               1955               Owned             --
833 N. Main St.
Wichita, KS 67203

KSNW-TV Tower                         1955               Owned             --

Argentina                              1996              Owned             --
Uriarte   1899   (1414)    Capital
Federal
Buenos Aires, Argentina
Argentina Tower                        1996              Owned             --

--------------
(1) The lease provides for one renewal option of ten years following the expiration date. Emmis also owns a tower site which it placed in service in 1984 and currently uses as a back-up facility and on which it leases space to other broadcasters.

(2)   The lease provides for annual renewal options.


ITEM 3.  LEGAL PROCEEDINGS.

   Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the annual meeting of shareholders of the Company held on January 10, 2001, the following matters received the following votes:

MATTER DESCRIPTION                    VOTES FOR     VOTES AGAINST     ABSTAINING
------------------                    ---------     -------------    ----------

Election of Directors:
    Jeffrey H. Smulyan             85,262,658               -         2,548,432
    Doyle L. Rose                  85,207,458               -         2,603,632
    Greg Nathanson                 85,261,521               -         2,549,569
    Gary L. Kaseff                 85,263,281               -         2,547,809
    Lawrence B. Sorrel             80,842,898               -         6,968,192
    Richard A. Leventhal           85,262,349               -         2,548,741
    Frank V. Sica*                 28,486,308               -         7,020,822
    Susan B. Bayh*                 32,962,259               -         2,544,871
      * Class A Director

Approval of Employee Stock
 Purchase Plan                      80,990,916       2,988,451            13,053

Approval of Appointment
 of Auditors                        87,747,615          12,644            50,831

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

                  QUARTER ENDED                 HIGH*             LOW*
                  May 1999                     25.13             19.50
                  August 1999                  29.56             22.00
                  November 1999                42.38             27.25
                  February 2000                62.34             35.63
                  May 2000                     47.38             27.00
                  August 2000                  49.13             31.38
                  November 2000                34.25             17.38
                  February 2001                37.88             22.13

        *All prices adjusted for the two-for-one stock split on February 24, 2000.

   At April 30, 2001, there were 3,571 record holders of the Class A common stock, and there were two record holders, but only one beneficial owner, of the Class B common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

                                               YEAR ENDED FEBRUARY 28 (29),
                                ----------------------------------------------------------
                                        (Dollars in thousands, except share data)

                                  1997        1998        1999        2000        2001
                                ---------   ---------   ---------   ---------   ---------
OPERATING DATA:
   Net revenues                 $ 113,720   $ 140,583   $ 232,836   $ 325,265   $ 470,618
   Operating expenses              62,433      81,170     143,348     199,818     296,405
   International business
    development expenses            1,164         999       1,477       1,558       1,553
   Corporate expenses               5,929       6,846      10,427      13,872      16,048
   Time brokerage fees                  -       5,667       2,220           -       7,344
   Depreciation and amortization    5,481       7,536      28,314      44,161      74,018
   Non-cash compensation            3,465       1,482       4,269       7,357       5,400
   Corporate restructuring fees
   and other (1)                        -           -           -         896       4,057
   Operating income                35,248      36,883      42,781      57,603      65,793
   Interest expense                 9,633      13,772      35,650      51,986      72,444
   Loss on donation of radio
    station                             -       4,833           -         956           -
   Other income, net (2)              325           6       1,914       4,203      38,037

   Income before income taxes
    and extraordinary item         25,940      18,284       9,045       8,864      31,386
   Income before extraordinary
    item                           15,440      11,084       2,845       1,989      13,736
   Net income (loss)               15,440      11,084       1,248         (33)     13,736
   Net income (loss) available to
   common shareholders             15,440      11,084       1,248      (3,177)      4,752

   Net income (loss) per share available to common shareholders:
    Basic                       $    0.71   $    0.51   $    0.04   $   (0.09)  $   $0.10
    Diluted                     $    0.68   $    0.49   $    0.04   $   (0.09)  $   $0.10
   Weight average common shares Outstanding (3):
    Basic                          21,886      21,806      28,906      36,156      46,869
    Diluted                        22,582      22,724      29,696      36,156      47,940

                                                     FEBRUARY 28 (29),
                                                 (Dollars in thousands)
                                  1997        1998        1999        2000        2001
                                ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
   Cash                         $   1,191   $   5,785   $   6,117   $  17,370   $  59,899
   Working capital                 15,463      21,635       1,249      28,274      97,955
   Net intangible assets          131,743     234,558     802,307   1,033,970   1,981,097
   Total assets                   189,716     333,388   1,014,831   1,327,306   2,506,872
   Credit facility and senior
   subordinated debt              115,000     215,000     577,000     300,000   1,380,000
   Shareholders' equity            34,422      43,910     235,549     776,367     807,471

                                               YEAR ENDED FEBRUARY 28 (29),
                                                 (Dollars in thousands)
                                     1997        1998        1999        2000        2001
                                   ---------   ---------   ---------   ---------   ---------

OTHER DATA:
   Broadcast/publishing cash
    flow (4)                      $   51,287   $  59,413   $  89,488   $ 125,447   $  174,213
   EBITDA before certain
    charges (4)                       44,194      51,568      77,584     110,017      156,612
   Cash flows from (used in):
   Operating activities               21,362      22,487      35,121      26,360       97,730
   Investing activities              (13,919)   (116,693)   (541,470)   (271,946)  (1,110,755)
   Financing activities               (7,470)     98,800     506,681     256,839    1,055,554
   Capital expenditures                7,559      16,991      37,383      29,316       26,225

(1)   Year ended  February  28, 2001  includes a $2.0 million  asset  impairment
      charge  and  $2.1  million  of  professional   fees  associated  with  the
      evaluation of structural alternatives.

(2) See Management's Discussion and Analysis of Financial Condition and Results of operations for a description of the components of other income in the year ended February 28, 2001.

(3) In February 2000, Emmis effected a 2 for 1 stock split of the outstanding shares of common stock. Accordingly, all data shown has been retroactively adjusted to reflect the stock split.

(4) Broadcast/publishing cash flow and EBITDA before certain charges are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to and not a substitute for Emmis' results of operations presented on the basis of accounting principles generally accepted in the United States. See Management's Discussion and Analysis of Financial Condition and Results of operations for a more detailed description of broadcast/publishing cash flow and EBITDA before certain charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   Emmis ("the Company") generally evaluates the performance of its operating entities based on broadcast cash flow (BCF) and publishing cash flow (PCF). Management believes that BCF and PCF are useful because they provide a meaningful comparison of operating performance between companies in the industry and serve as an indicator of the market value of a group of stations or publishing entities. BCF and PCF are generally recognized by the broadcast and publishing industries as a measure of performance and are used by analysts who report on the performance of broadcasting and publishing groups. BCF and PCF do not take into account Emmis' debt service requirements and other commitments and, accordingly, BCF and PCF are not necessarily indicative of amounts that may be available for dividends, reinvestment in Emmis' business or other discretionary uses.

   BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of accounting principles generally accepted in the United States. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Emmis defines BCF and PCF as revenues net of agency commissions and operating expenses. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions and sale of print advertising. The most significant broadcast operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs. Significant publishing operating expenses are employee salaries and commissions, costs associated with producing the magazine, and general and administrative costs.

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

ACQUISITIONS, DISPOSITIONS, DONATIONS AND INVESTMENTS

   During the three year period ended February 28, 2001, we acquired and retained thirteen radio stations, fifteen television stations and three magazine publications for an aggregate cash purchase price of $1.8 billion. A recap of the transactions completed is summarized hereafter. These transactions impact the comparability of operating results year over year.

   Subsequent to year-end, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from the Company's March 2001 Senior Discount Notes Offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement.

   On January 15, 2001, Emmis entered into an agreement to sell WTLC-AM and the intellectual property of WTLC-FM (both located in Indianapolis, Indiana) to Radio One, Inc., for $8.0 million. The FM sale occurred on February 15, 2001 and the AM sale occurred on April 25, 2001. Emmis retained the FCC license at 105.7 and reformatted the station as WYXB-FM.

   On January 17, 2001, Emmis completed its acquisition of substantially all of the assets of radio station KALC-FM in Denver, Colorado from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million (the "Salem Acquisition"). The acquisition, which was accounted for as a purchase, was financed through borrowings under the credit facility. Emmis began operating the station under a time brokerage agreement in October 2000. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.


   On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM (reformatted as KFTK-FM) and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. for $220.0 million in cash, plus transaction related costs of $10.9 million (the "Sinclair Acquisition"). The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. The settlement resulted in no gain or loss by either party. This acquisition was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   On October 6, 2000, Emmis acquired certain assets of KZLA-FM (the "KZLA Acquisition") in Los Angeles, California from Bonneville International Corporation in exchange for radio stations WIL-FM, WRTH-AM and WVRV-FM, which Emmis acquired from Sinclair, as well as radio station WKKX-FM which Emmis already owned (all in the St. Louis, Missouri market). Since the fair value of WKKX exceeded the book value of the station at the date of the exchange, Emmis recorded a gain on exchange of assets of $22.0 million. This gain is included in other income, net in the accompanying consolidated statements of operations. From August 1, 2000 through the date of acquisition, Emmis operated KZLA-FM under a time brokerage agreement. The exchange was accounted for as a purchase. The total purchase price of $185.0 million was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   Effective October 1, 2000 (closed October 2, 2000), Emmis purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash, the payment of $21.3 million for working capital and transaction related costs of $2.2 million (the "Lee Acquisition"). In connection with the acquisition, Emmis recorded $31.3 million of deferred tax liabilities and $17.5 million in contract liabilities. Also, Emmis recorded a severance related liability of $1.8 million and the entire amount remained outstanding as of February 28, 2001. Emmis expects the remaining amount to be fully utilized during the year ended February 28, 2002. This transaction was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The Lee Acquisition consisted of the following stations:

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

   The total purchase price was allocated to property and equipment, television program rights, working capital related items and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   As a result of the Lee Acquisition, Emmis owns more television stations in the Hawaiian market than is currently permitted by FCC regulations. Emmis is currently operating the stations under an FCC waiver that requires Emmis to file an application to sell one of its Hawaiian television stations by October 1, 2001. Emmis is currently exploring various possibilities.

   On August 24, 2000, Emmis acquired the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado from AMFM, Inc. for $108.0 million in cash, less purchase price adjustments of $1.0 million, plus liabilities recorded of $1.2 and transaction related costs of $0.9 million (the "AMFM Acquisition"). Emmis financed the acquisition through borrowings under its credit facility. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   In May, 2000, Emmis made an offer to purchase the stock of a company that owns and operates WALR-FM in Atlanta, Georgia. Because an affiliate of Cox Radio, Inc. held a right of first refusal to purchase WALR-FM, Emmis' offer was made on the condition that Emmis would receive a $17.0 million break-up fee if WALR-FM was sold pursuant to the right of first refusal. In June, 2000, the Cox affiliate submitted an offer to purchase WALR-FM under the right of first refusal and an application to transfer the station's FCC licenses was filed with the FCC. Emmis received the break-up fee upon the closing of the sale of WALR-FM under the right of first refusal on August 31, 2000, which is included in other income in the accompanying consolidated statements of operations.

   On March 3, 2000, Emmis acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.8 million in cash plus liabilities recorded of $2.7 million (the "Los Angeles Magazine
Acquisition"). Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under its credit facility. The excess of the purchase price over the estimated fair value of identifiable assets was $36.0 million, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

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

   On November 16, 1999, Emmis purchased an interest in BuyItNow.com L.L.C. for $5.0 million in cash, which represented an original investment of 2.49% of the outstanding equity of BuyItNow.com L.L.C. During fiscal 2001, Emmis reduced the carrying value of its investment in BuyItNow.com from $5.0 million to zero as the decline in the value of the investment was deemed to be other than temporary.

   On November 9, 1999, the Company completed its acquisition of 75% of the outstanding common stock of Votionis, S.A. ("Votionis") for $13.3 million in cash plus liabilities recorded of $5.6 million. Additional consideration of up to $2.2 million will be paid if certain conditions are met. Votionis owns one FM and one AM radio station located in Buenos Aires, Argentina (the "Votionis Acquisition"). The acquisition was accounted for as a purchase and was financed with proceeds from the Company's October 1999 Common and Preferred Equity Offerings. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets. This broadcast license is being amortized over 23 years.

   On October 29, 1999, the Company completed its acquisition of substantially all of the assets of television station WKCF in Orlando, Florida ( the "WKCF Acquisition") from Press Communications, L.L.C. for approximately $197.1 million in cash. The purchase price included the purchase of land and a building for $2.2 million. The Company financed the acquisition through a $12.5 million advance payment borrowed under the credit facility and proceeds from the Company's October 1999 Common and Preferred Equity Offerings. In connection with the acquisition, the Company recorded $49.3 million in contract liabilities. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets and are being amortized over 40 years. WKCF is an affiliate of the WB Television Network. As part of the WKCF Acquisition, the Company entered into an agreement with the WB Television Network which, among other things, extends the existing network affiliation agreement through December 2009.

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

   Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (the "Wabash Acquisition") for a cash purchase price of $88.9 million (including transaction costs), plus liabilities recorded of approximately $12.2 million. The Company financed the acquisition through borrowings under the credit facility. The Wabash Acquisition consists of WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV, a CBS network affiliated television station in Terre Haute, Indiana, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area. In December 1999, the Company donated radio station WTHI-AM to a not-for-profit corporation. The $1.0 million net book value of the station at the time of donation was recognized as a loss on donation of radio station.

   On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for a cash purchase price of $287.3 million (including transaction costs), a $25.0 million promissory note due to the former owner, plus liabilities recorded of approximately $34.7 million. The Company financed the acquisition through a $25.0 million promissory note and borrowings under the credit facility. The promissory note was paid in full in February 1999. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama and KHON-TV in Honolulu, Hawaii (including satellite stations KAII-TV, Wailuku, Hawaii and KHAW-TV, Hilo, Hawaii).

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

RESULTS OF OPERATIONS

   YEAR ENDED FEBRUARY 28, 2001 COMPARED TO YEAR ENDED FEBRUARY 29, 2000. Net revenues for the year ended February 28, 2001 were $470.6 million compared to $325.3 million for the same period of the prior year, an increase of $145.3 million or 44.7%. The increase in net revenues for the year ended February 28, 2001 is primarily the result of the Country Sampler Acquisition, WKCF
Acquisition, Argentina Acquisition, Los Angeles Magazine Acquisition, AMFM Acquisition, Lee Acquisition, KZLA Acquisition, Sinclair Acquisition, Salem
Acquisition and our operation of radio stations KKLT-FM, KTAR-AM and KMVP-AM under time brokerage agreements which we collectively refer to as our "Fiscal 2000-2001 Transactions." Excluding these transactions, net revenues for the year ended February 28, 2001 would have increased $14.7 million or 4.8%. The remaining increase in net revenues is due to our ability to realize higher advertising rates resulting from higher ratings at certain broadcasting properties, increases in general radio spending in the markets in which we operate and our ability to sell more advertising in our publications.

   Operating expenses for the year ended February 28, 2001 were $296.4 million compared to $199.8 million for the same period of the prior year, an increase of $96.6 million or 48.3%. The increase in operating expenses for the year ended February 28, 2001 is primarily the result of our Fiscal 2000-2001 Transactions. Excluding these transactions, operating expenses for the year ended February 28, 2001 would have increased $3.6 million or 1.9%. This increase is principally due to higher advertising and promotional spending at certain of our properties as well as an increase in sales related costs.

   Broadcast/publishing cash flow for the year ended February 28, 2001 was $174.2 million compared to $125.4 million for the same period of the prior year, an increase of $48.8 million or 38.9%. The increase in broadcast/publishing cash flow for the year ended February 28, 2001 is primarily the result of our Fiscal 2000-2001 Transactions. Excluding these transactions, broadcast/publishing cash flow for the year ended February 28, 2001 would have increased $11.1 million or 9.4%. This increase is due to increased net revenues partially offset by increased operating expenses as discussed above.

   Corporate expenses for the year ended February 28, 2001 were $16.0 million compared to $13.9 million for the same period of the prior year, an increase of $2.1 million or 15.7%. These increases are due to an increase in the number of corporate employees in all departments as a result of the growth of the Company.

   EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international development expenses. EBITDA before certain charges for the year ended February 28, 2001 was $156.6 million compared to $110.0 million for the same period of the prior year, an increase of $46.6 million or 42.4%. This increase was principally due to the increase in broadcast/publishing cash flow partially offset by an increase in corporate expenses.

   Interest expense was $72.4 million for the year ended February 28, 2001 compared to $52.0 million for the same period of the prior year, an increase of $20.4 million or 39.4%. Included in interest expense for the twelve months ended February 28, 2001 is $3.4 million for the amortization of debt fees related to our Bridge Loan. The remaining increase reflects higher outstanding debt due to the Fiscal 2000-2001 Transactions.

   Depreciation and amortization expense for the year ended February 28, 2001 was $74.0 million compared to $44.2 million for the same period of the prior year, an increase of $29.8 million or 67.6%. Substantially all of the increase in depreciation and amortization expense for the year ended February 28, 2001 relates to our Fiscal 2000-2001 Transactions.

   Non-cash compensation expense for the year ended February 28, 2001 was $5.4 million compared to $7.4 million for the same period of the prior year, a decrease of $2.0 million or 26.6%. Non-cash compensation includes compensation expense associated with stock options granted, grants of restricted stock and common stock contributed to the Company's Profit Sharing Plan. The decrease was principally due to a decline in the Company's stock price as compared to the prior year.

   Other income for the twelve months ended February 28, 2001 was $38.0 million compared to other income of $3.2 million for the same period of the prior year. Other income for the twelve months ended February 28, 2001 includes a $22.0 million gain on exchange of assets, offset by valuation adjustments on certain investments and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

   Our effective tax rate for the year ended February 28, 2001 was 56.2%, compared to 77.5% for the same period of the prior year. The decrease in our effective tax rate in the year ended February 28, 2001 primarily resulted from the relative impact of the non-deductible tax items in relation to the change in pre-tax income.

   YEAR ENDED FEBRUARY 29, 2000 COMPARED TO YEAR ENDED FEBRUARY 28, 1999. Net revenues for the year ended February 29, 2000 were $325.3 million compared to $232.8 million for the same period of the prior year, an increase of $92.5 million or 39.7%. The increase in net revenues for the year ended February 29, 2000 is primarily the result of the SF, Wabash and WKCF Acquisitions (the "Fiscal 1999-2000 TV Acquisitions")($44.1 million) and Country Sampler Acquisition ($13.4 million). Excluding these transactions, net revenues for the year ended February 29, 2000 would have increased $35.0 million or 15.0%. Included in this increase is a decrease in political advertising revenue at our television stations as our fiscal year ended February 29, 2000 was not a significant year for political campaigns. The remaining increase in net revenues is due to the ability to realize higher advertising rates resulting from higher ratings at certain broadcasting properties, increases in general radio spending in the markets in which the Company operates, the ability to sell more advertising in our publications and an increase in single copy newsstand sales.

   Operating expenses for the year ended February 29, 2000 were $199.8 million compared to $143.3 million for the same period of the prior year, an increase of $56.5 million or 39.4%. The increase in operating expenses for the year ended February 29, 2000 is primarily the result of the Fiscal 1999-2000 TV Acquisitions ($30.2 million) and Country Sampler Acquisition ($11.2 million). Excluding these transactions, operating expenses for the year ended February 29, 2000 would have increased $15.1 million or 10.5%. This increase is principally due to higher advertising and promotional spending at certain of the Company's properties as well as an increase in sales related costs.

   Broadcast/publishing cash flow for the year ended February 29, 2000 was $125.4 million compared to $89.5 million for the same period of the prior year, an increase of $35.9 million or 40.2%. The increase in broadcast/publishing cash flow for the year ended February 29, 2000 is primarily the result of the Fiscal 1999-2000 TV Acquisitions ($13.9 million) and Country Sampler Acquisition ($2.2 million). Excluding these transactions, broadcast/publishing cash flow for the year ended February 29, 2000 would have increased $19.8 million or 22.1%. This increase is principally due to increased net revenues partially offset by increased operating expenses as discussed above.

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

   Interest expense was $52.0 million for the year ended February 29, 2000 compared to $35.7 million for the same period of the prior year, an increase of $16.3 million or 45.8%. This increase reflected higher outstanding debt due to the Fiscal 1999-2000 TV Acquisitions, WQCD Acquisition, which was previously operated under a time brokerage agreement, and Country Sampler Acquisition and a higher rate of interest paid by the Company on outstanding debt.

   Depreciation and amortization expense for the year ended February 29, 2000 was $44.2 million compared to $28.3 million for the same period of the prior year, an increase of $15.9 million or 56.0%. The increase in depreciation and amortization expense for the year ended February 29, 2000 is primarily the result of the Fiscal 1999-2000 TV Acquisitions ($9.1 million), WQCD Acquisition ($2.2 million) and Country Sampler Acquisition ($2.3 million). The remaining increase relates to depreciation of capital additions in recent years.

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

   Our effective tax rate for the year ended February 29, 2000 was 77.5%, compared to 68.5% for the same period of the prior year. Our effective tax rate was higher in the year ended February 29, 2000 due to a slight decrease in pre-tax income coupled with an increase in nondeductible entertainment related expenses.


LIQUIDITY AND CAPITAL RESOURCES

   CAPITAL REQUIREMENTS

   Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt and preferred stock service requirements.

   Emmis is constructing new operating facilities for WALA-TV in Mobile, Alabama. The project is expected to be completed in December of 2001 for an estimated cost of $11.3 million of which $1.9 million has been incurred through February 28, 2001, and this project will be financed through cash flows from operating activities and/or borrowings under the credit facility.

   CAPITAL EXPENDITURES

   In the fiscal years ended February 1999, 2000 and 2001, we had capital expenditures of $37.4 million, $29.3 million and $26.2 million, respectively. These capital expenditures primarily related to the Indianapolis office facility project, the KHON operating facilities project, leasehold improvements to various office and studio facilities, broadcast equipment purchases and tower upgrades. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

   DEBT SERVICE AND PREFERRED STOCK DIVIDEND REQUIREMENTS

   As of February 28, 2001, we had $1.38 billion of corporate indebtedness outstanding under our credit facility ($1.08 billion) and senior subordinated notes ($0.3 billion), and an additional $17.9 million of other indebtedness. We also had $143.8 million of our preferred stock outstanding. See Sources of Liquidity for discussion of our senior discount notes offering in March 2001. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin (the margin, which ranges from 0% to 2.9%, varies based on our ratio of total debt to operating cash flow). As of February 28, 2001, our weighted average borrowing rate under our credit facility was approximately 8.0%.

   Based on amounts currently outstanding under our senior subordinated notes and convertible preferred stock, the debt service and preferred stock dividend requirements for the next twelve month period are $24.4 million and $9.0 million, respectively.

   SOURCES OF LIQUIDITY

   Our primary sources of liquidity are cash provided by operations and funds available under our credit facility. At February 28, 2001, we had cash and cash equivalents of $59.9 million and net working capital of $98.0 million. At February 29, 2000, we had cash and cash equivalents of $17.4 million and net working capital of $28.3 million. On March 27, 2001, we received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $10.8 million of debt issuance costs. The notes accrete interest at a rate of 12.5% per year, compounded semi-annually to an aggregate principle amount of $370.0 million on March 15, 2006. Commencing on September 15, 2006, interest is payable in cash on each March 15 and September 15. A portion of the net proceeds were used to fund the acquisition of three radio stations in Phoenix, Arizona and the remaining net proceeds (approximately $93.0 million) were placed in escrow to ultimately reduce outstanding borrowings under the credit facility. The senior discount notes will automatically be exchanged for 13.25% Exchangeable PIK Preferred Stock unless we can effect a corporate reorganization by July 24, 2001. Under this reorganization, we will transfer all of our assets, as well as our obligations under the credit facility and the senior subordinated notes, to a wholly-owned subsidiary, Emmis Operating Company. Emmis Communications Corporation will still be the issuer of our Class A, Class B and Class C common stock, our convertible preferred stock and the senior discount notes, and Emmis Operating Company will be the obligor of the senior subordinated notes. We do not expect the reorganization, which should be completed before the July 24, 2001 deadline, to materially affect our operations because we currently conduct substantially all of our business through subsidiaries. At April 30, 2001, we have $320.0 million available under our credit facility, less $6.6 million in outstanding letters of credit. We expect that cash flow from operating activities will be sufficient to fund all working capital, capital expenditures, debt service, and preferred stock dividend requirements for the forseeable future.

   As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.

   On March 28, 2001, we completed our acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash. We financed the acquisition through a $20.0 million advance payment borrowed under our credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from our March 2001 senior discount notes offering. The acquisition was accounted for as a purchase.

INTANGIBLES

   At February 28, 2001, approximately 79% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

SEASONALITY

   Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and broadcast cash flow. This seasonality is due to the younger demographic composition of many of our stations. Advertisers increase spending during the summer months to target these listeners. In addition, advertisers generally increase spending during the months of October and November, which are part of our third quarter, in anticipation of the holiday season. Finally, revenues from political advertising tend to be higher in even numbered calendar years.

INFLATION

   The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

FORWARD-LOOKING STATEMENTS

   This report includes or incorporates forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of words such as "intend," "plan," "may," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

   Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the following:

o   the ability of our stations and magazines to attract and retain advertisers;

o the level of our capital expenditures and whether our programming and other expenses increase at a rate faster than expected;

o whether any pending transactions are completed on the terms and at the times set forth, if at all;

o financial community and rating agency perceptions of our business, operations and financial condition and the industry in which we operate;

o the ability of our stations to attract programming and our magazines to attract writers and photographers;

o uncertainty as to the ability of our stations to increase or sustain audience share for their programs and our magazines to increase or sustain subscriber demand;

o risks and uncertainties inherent in the radio and television broadcasting magazine publishing businesses;

o material adverse changes in economic conditions in the markets of our company;

o future regulatory actions and conditions in the operating areas of our company; and

o competition from other media and the impact of significant competition for advertising revenues from other media.

   The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." These statements, which are effective for Emmis on March 1, 2001, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in the other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards will result in additional volatility in reported assets, liabilities, earnings and other comprehensive income.

     SFAS No. 133 requires that as of the date of initial adoption the difference between the fair value of the derivative instruments to be recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes."

     On March 1, 2001, Emmis recorded the effect of the adoption of SFAS No. 133 which resulted in an immaterial impact to the results of operations and the financial position of Emmis.

     SFAS No. 133 further requires that the fair value and effectiveness of each hedging instrument must be measured quarterly. The result of each measurement could result in fluctuations in reported assets, liabilities, other comprehensive income and earnings as these changes in fair value and effectiveness are recorded to the financial statements. Emmis anticipates, on an ongoing basis, the fluctuations to the aforementioned areas will be immaterial to the financial statements taken as a whole.

INTEREST RATES

     At February 28, 2001, the entire outstanding balance under our credit facility, or approximately 78% of our total outstanding debt (credit facility and senior subordinated debt) bears interest at variable rates. Emmis currently hedges a portion of its outstanding debt with interest rate swap arrangements that effectively set the credit facility's underlying base rate at a weighted average rate of 5.27% on the three-month LIBOR for agreements in place as of February 28, 2001. The credit facility requires the Company to have fixed interest rates for a two year period on at least 50% of its total outstanding debt, as defined (including the senior subordinated debt), by June 27, 2001. After the first two years, this ratio of fixed to floating rate debt must be maintained if Emmis' total leverage ratio, as defined, is greater than 6:1 at any quarter end. The notional amount of the interest rate swap agreements at February 28, 2001 totaled $120.0 million, and the agreements expire February 2003.

   Based on amounts outstanding at February 28, 2001, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by $9.6 million.

FOREIGN CURRENCY

   Emmis owns a 59.5% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary's operations are measured in its local currency (forint). Emmis has a natural hedge since some of the subsidiary's long-term obligations are denominated in Hungarian forints. Emmis maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. It is estimated that a 10% change in the value of the U.S. dollar to the Hungarian forint would not be material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FOR THE YEAR ENDED FEBRUARY 28 (29),
                                          ---------------------------------------------
                                              1999             2000            2001
                                          ------------     ------------    ------------

GROSS REVENUES                            $    274,056     $    380,995    $    550,073

LESS AGENCY COMMISSIONS                         41,220           55,730          79,455
                                          ------------     ------------    ------------

NET REVENUES                                   232,836          325,265         470,618
  Operating expenses                           143,348          199,818         296,405
  International business
   development expenses                          1,477            1,558           1,553
  Corporate expenses                            10,427           13,872          16,048
  Time brokerage fees                            2,220                -           7,344
  Depreciation and amortization                 28,314           44,161          74,018
  Non-cash compensation                          4,269            7,357           5,400
  Corporate restructuring fees
   and other                                         -              896           4,057
                                          ------------     ------------    ------------

OPERATING INCOME                                42,781           57,603          65,793
                                          ------------     ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                             (35,650)         (51,986)        (72,444)
  Loss on donation of radio station                  -             (956)              -
  Other income, net                              1,914            4,203          38,037
                                          ------------     ------------    ------------
   Total other income (expense)                (33,736)         (48,739)        (34,407)
                                          ------------     ------------    ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM                                           9,045            8,864          31,386
PROVISION FOR INCOME TAXES                       6,200            6,875          17,650
                                          ------------     ------------    ------------
INCOME BEFORE EXTRAORDINARY LOSS                 2,845            1,989          13,736
EXTRAORDINARY LOSS, NET OF TAX                   1,597            2,022               -
                                          ------------     ------------    ------------
NET INCOME (LOSS)                                1,248              (33)         13,736
PREFERRED STOCK DIVIDENDS                            -            3,144           8,984
                                          ------------     ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                            $      1,248     $     (3,177)   $      4,752
                                          ============     ============    ============

BASIC EARNINGS PER COMMON SHARE:
  Before extraordinary item               $       0.10     $      (0.03)   $       0.10
  Extraordinary item, net of tax                 (0.06)           (0.06)              -
                                          ------------     ------------    ------------
  Net income (loss) available to common
   shareholders                           $       0.04     $      (0.09)   $       0.10
                                          ============     ============    ============

DILUTED EARNINGS PER COMMON SHARE:
  Before extraordinary item               $       0.10     $      (0.03)   $       0.10
  Extraordinary item, net of tax                 (0.06)           (0.06)              -
                                          ------------     ------------    ------------
  Net income (loss) available to common
   shareholders                           $       0.04     $      (0.09)   $       0.10
                                          ============     ============    ============



  The accompanying notes to consolidated financial statements are an integral part of these statements.



                           CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   FEBRUARY 28 (29),
                                                              -------------------------
                                                                 2000           2001
                                                              ----------     ----------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $   17,370     $   59,899
   Accounts receivable, net of allowance for
   doubtful accounts of $1,924 and $2,202, respectively           66,471         97,281
   Current portion of TV program rights                            5,452         12,028
   Income tax refunds receivable                                   4,685         13,970
   Prepaid expenses                                               10,053         17,096
   Other                                                           8,685         14,832
                                                              ----------     ----------
         Total current assets                                    112,716        215,106
                                                              ----------     ----------

PROPERTY AND EQUIPMENT:
   Land and buildings                                             52,789         84,983
   Leasehold improvements                                          9,006         12,584
   Broadcasting equipment                                         74,975        142,185
   Office equipment and automobiles                               30,270         45,000
   Construction in progress                                        1,210         10,696
                                                              ----------     ----------
                                                                 168,250        295,448
   Less- Accumulated depreciation and amortization                39,346         57,561
                                                              ----------     ----------
         Total property and equipment, net                       128,904        237,887
                                                              ----------     ----------

INTANGIBLE ASSETS:
   Broadcast licenses                                            959,454      1,880,989
   Excess of cost over fair value of net
   assets of purchased businesses                                131,013        189,462
   Other intangibles                                              14,558         33,591
                                                              ----------     ----------
                                                               1,105,025      2,104,042
   Less- Accumulated amortization                                 71,055        122,945
                                                              ----------     ----------
         Total intangible assets, net                          1,033,970      1,981,097
                                                              ----------     ----------

OTHER ASSETS:
   Deferred debt issuance costs, net of accumulated
   amortization of $2,535 and $5,729, respectively                14,082         29,448
   TV program rights, net of current portion                      15,851          6,509
   Investments                                                    10,664         11,287
   Deposits and other                                             11,119         25,538
                                                              ----------     ----------
   Total other assets, net                                        51,716         72,782
                                                              ----------     ----------

         Total assets                                          $1,327,306    $2,506,872
                                                              ===========    ==========

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                        CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   FEBRUARY 28 (29),
                                                              -------------------------
                                                                 2000           2001
                                                              ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $   22,957     $   34,206
   Current maturities of other long-term debt                      5,379          4,187
   Current portion of TV program rights payable                   16,816         28,192
   Accrued salaries and commissions                                8,162         10,342
   Accrued interest                                               11,077         17,038
   Deferred revenue                                               15,912         17,418
   Other                                                           4,139          5,768
                                                              ----------     ----------
         Total current liabilities                                84,442        117,151

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT                     300,000      1,380,000
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                      14,607         13,684
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                 58,585         47,567
OTHER NONCURRENT LIABILITIES                                       6,166          5,531
DEFERRED INCOME TAXES                                             87,139        135,468
                                                              ----------     ----------
         Total liabilities                                       550,939      1,699,401
                                                              ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:

   Series A cumulative convertible preferred stock,
    $0.01 par value;  $50.00 liquidation value; authorized
    10,000,000 shares; issued and outstanding  2,875,000
    shares in 2000 and 2001                                           29             29
   Class A common stock, $.01 par value; authorized
    170,000,000 shares; issued and outstanding 41,232,811
    shares and 41,900,315 shares in 2000 and 2001,
    respectively                                                     412            419
   Class B common stock, $.01 par value; authorized
    30,000,000 shares; issued and outstanding 4,738,582
    shares and 5,230,396 shares in 2000 and 2001,
    respectively                                                      47             52
   Additional paid-in capital                                    804,820        830,299
   Accumulated deficit                                           (27,482)       (22,730)
   Accumulated other comprehensive income                         (1,459)          (598)
                                                              ----------     ----------
         Total shareholders' equity                              776,367        807,471
                                                              ----------     ----------

         Total liabilities and shareholders' equity           $1,327,306     $2,506,872
                                                              ==========     ==========


   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           FOR THE YEAR ENDED FEBRUARY 28, 2001

                                             Class A                   Class B                    Series A
                                            Common Stock              Common Stock              Preferred Stock
                                      -----------------------     --------------------   ----------------------
                                         Shares                     Shares                  Shares
                                      Outstanding      Amount     Outstanding   Amount    Outstanding    Amount
                                      ------------    -------     -----------   ------    -----------    ------
                                                        (Dollars in thousands, except share data)

BALANCE, FEBRUARY 28, 1998             16,861,320      $  168      5,121,788    $  52              -     $    -

Issuance of Class A Common stock in
 exchange for Class B common stock         15,258           -        (15,258)       -              -          -
Exercise of stock options and
 related income tax benefits              249,356           3         58,000        -              -          -
Issuance of Class A common
 stock to profit sharing plan              43,184           1              -        -              -          -
Issuance of Class A common stock
 to employees and officers and related
 income tax benefits                       11,296           -              -        -              -          -
Sale of Class A common stock, net
 of costs incurred of $10,560           9,200,000          92              -        -              -          -

Comprehensive Income:
Net income                                      -           -              -        -              -          -
Cumulative translation adjustment               -           -              -        -              -          -
Total comprehensive income                      -           -              -        -              -          -
                                      -----------     -------    -----------    -----   ------------     ------
BALANCE, FEBRUARY 28, 1999             26,380,414         264      5,164,530       52              -          -
                                      -----------     -------    -----------    -----   ------------     ------

Issuance of Class A Common stock in
 exchange for Class B common stock        505,668           5       (505,668)     (5)             -           -
Exercise of stock options and
 related income tax benefits              886,496           9         79,720       -              -           -
Issuance of Class A common
 stock to profit sharing plan              34,246           -              -       -              -           -
Issuance of Class A common stock
 to employees and officers and related
 income tax benefits                       41,987           -              -       -              -           -
Sale of Class A common stock, net
 of costs incurred of $14,430          13,384,000         134              -       -              -           -
Sale of Series A cumulative
 convertible preferred stock, net
 of costs incurred of $5,341                    -           -              -       -      2,875,000          29
Preferred stock dividends paid                  -           -              -       -              -           -

Comprehensive Income:
Net income                                      -           -              -       -              -           -
Cumulative translation adjustment               -           -              -       -              -           -
Total comprehensive income                      -           -              -       -              -           -
                                      -----------    --------   ------------   -----   ------------     -------
BALANCE, FEBRUARY 29, 2000             41,232,811         412      4,738,582      47      2,875,000          29
                                      -----------    --------   ------------   -----   ------------     -------

Issuance of Class A Common stock in
 exchange for Class B common stock        17,875           -         (17,875)      -               -           -
Exercise of stock options and
 related income tax benefits             482,991           5         509,689       5               -           -
Issuance of Class A common
 stock to profit sharing plan             47,281           1               -       -               -           -
Issuance of Class A common stock
 to employees and officers and related
 income tax benefits                      82,688           1               -       -               -           -
Sale of Class A common stock
 to employees                             36,669           -               -       -               -           -
Preferred stock dividends paid                 -           -               -       -               -           -

Comprehensive Income:
Net income                                     -           -               -       -               -           -
Cumulative translation adjustment              -           -               -       -               -           -
Total comprehensive income                     -           -               -       -               -           -
                                     -----------     -------   -------------   -----   -------------    --------
BALANCE, FEBRUARY 28, 2001            41,900,315     $   419       5,230,396   $  52       2,875,000    $     29
                                     ===========     =======   =============   =====   =============    ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.







         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (CONTINUED)
                           FOR THE YEAR ENDED FEBRUARY 28, 2001


                                                                 Accumulated
                                     Additional                      Other        Total
                                       Paid-in    Accumulated    Comprehensive Shareholders'
                                       Capital      Deficit        Income         Equity
                                    -----------   ----------    -----------    ----------
                                          (Dollars in thousands, except share data)

BALANCE, FEBRUARY 28, 1998          $    69,243   $  (25,553)  $         -   $   43,910

Issuance of Class A Common stock in
 exchange for Class B common stock            -            -             -            -
Exercise of stock options and
 related income tax benefits              4,127            -             -        4,130
Issuance of Class A common
 stock to profit sharing plan               999            -             -        1,000
Issuance of Class A common stock
 to employees and officers and related
 income tax benefits                      3,269            -             -        3,269
Sale of Class A common stock, net
 of costs incurred of $10,560           182,548            -             -      182,640

Comprehensive Income:
Net income                                    -        1,248             -
Cumulative translation adjustment             -            -          (648)
Total comprehensive income                    -            -             -          600
                                    -----------   ----------   -----------   ----------
BALANCE, FEBRUARY 28, 1999              260,186      (24,305)         (648)     235,549
                                    -----------   ----------   -----------   ----------

Issuance of Class A Common stock in
 exchange for Class B common stock            -            -             -            -
Exercise of stock options and
 related income tax benefits             16,761            -             -       16,770
Issuance of Class A common
 stock to profit sharing plan             1,250            -             -        1,250
Issuance of Class A common stock
 to employees and officers and related
 income tax benefits                      4,807            -             -        4,807
Sale of Class A common stock, net
 of costs incurred of $14,430           383,436            -             -      383,570
Sale of Series A cumulative
 convertible preferred stock, net
 of costs incurred of $5,341            138,380            -             -      138,409
Preferred stock dividends paid                -       (3,144)            -       (3,144)

Comprehensive Income:
Net income                                    -          (33)            -
Cumulative translation adjustment             -            -          (811)
Totalcomprehensive income                     -            -             -         (844)
                                    -----------   ----------   -----------   ----------
BALANCE, FEBRUARY 29, 2000          $   804,820   $  (27,482)  $    (1,459)  $  776,367
                                    ===========   ==========   ===========   ==========

Issuance of Class A Common stock in
 exchange for Class B common stock            -            -             -            -
Exercise of stock options and
 related income tax benefits             18,707            -             -       18,717
Issuance of Class A common
 stock to profit sharing plan             1,250            -             -        1,251
Issuance of Class A common stock
 to employees and officers and related
 income tax benefits                      4,586            -             -        4,587
Sale of Class A common stock to
 employees                                  936            -             -          936
Preferred stock dividends paid                -       (8,984)            -       (8,984)

Comprehensive Income:
Net income                                    -       13,736             -
Cumulative translation adjustment             -            -           861
Total comprehensive income                    -            -             -       14,597
                                    -----------   ----------   -----------   ----------
BALANCE, FEBRUARY 28, 2001          $   830,299   $  (22,730)  $      (598)  $  807,471
                                    ===========   ==========   ===========   ==========

   The accompanying notes to consolidated financial statements are an integral part of these statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)

                                                    FOR THE YEAR ENDED FEBRUARY 28 (29),
                                                    ------------------------------------
                                                       1999          2000         2001
                                                   -----------   ----------   -----------

OPERATING ACTIVITIES:
  Net income (loss)                                $     1,248   $     (33)   $    13,736
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities -
     Extraordinary item                                  1,597        2,022             -
     Depreciation and amortization                      32,158       53,818        94,454
     Provision for bad debts                             1,745        2,550         3,713
     Provision for deferred income taxes                 4,953        6,670        15,810
     Non-cash compensation                               4,269        7,357         5,400
     Loss on donation of radio station                       -          956             -
     Gain on exchange of assets                              -            -       (22,000)
     Tax benefits of exercise of stock options             486        2,889        10,859
     Other                                              (1,143)        (783)        1,464
  Changes in assets and liabilities -
     Accounts receivable                               (21,104)     (13,319)       (9,316)
     Prepaid expenses and other current assets            (727)     (14,546)      (24,627)
     Other assets                                        3,435       (2,507)       12,099
     Accounts payable and accrued liabilities            7,007       10,165        15,341
     Deferred revenue                                     (747)       4,332           569
     Other liabilities                                   1,944      (33,211)      (19,772)
                                                   -----------   ----------   -----------
      Net cash provided by operating activities         35,121       26,360        97,730
                                                   -----------   ----------   -----------

INVESTING ACTIVITIES:
  Purchases of property and equipment                  (37,383)     (29,316)      (26,225)
  Cash paid for acquisitions                          (504,748)    (231,130)   (1,060,681)
  Deposits on acquisitions and other                       661      (11,500)      (23,849)
                                                   -----------   ----------   -----------
     Net cash used in investing activities            (541,470)    (271,946)   (1,110,755)
                                                   -----------   ----------   -----------

FINANCING ACTIVITIES:
  Payments on long-term debt                          (723,500)    (426,668)   (1,051,549)
  Proceeds from long-term debt                       1,063,000      149,668     2,128,388
  Proceeds from the issuance of the Company's Class A
   common stock, net of transaction costs              182,640      383,570             -
  Proceeds from the issuance the Company's Series A
   cumulative convertible preferred stock, net of
   transaction costs                                         -      138,409             -
  Proceeds from exercise of stock options
   and employee stock purchases                          4,130       13,881         8,794
  Payments for debt related costs                      (19,589)           -       (21,095)
  Preferred stock dividends                                  -       (2,021)       (8,984)
                                                   -----------   ----------   -----------
   Net cash provided by financing activities           506,681      256,839     1,055,554
                                                   -----------   ----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                      332       11,253        42,529

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    5,785        6,117        17,370
                                                   -----------   ----------   -----------
  End of period                                    $     6,117   $   17,370   $    59,899
                                                   ===========   ==========   ===========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                  (DOLLARS IN THOUSANDS)

                                                    FOR THE YEAR ENDED FEBRUARY 28 (29),
                                                    ------------------------------------
                                                       1999          2000         2001
                                                   -----------   ----------   -----------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
   Interest                                        $    33,439   $   41,735   $    58,362
   Income taxes                                          1,580        9,589           550
  Non- cash investing and financing transactions-
   Preferred stock dividends accrued                         -        1,123             -

ACQUISITION OF WQCD-FM:
  Fair value of assets acquired                    $   201,347
  Cash paid                                           128,550
                                                   ----------
  Liabilities recorded                             $    72,797
                                                   ===========

ACQUISITION OF TELEVISION PROPERTIES
  FROM SF BROADCASTING:
  Fair value of assets acquired                    $   346,952
  Cash paid                                            287,293
                                                   -----------
  Liabilities recorded                             $    59,659
                                                   ===========

ACQUISITION OF TELEVISION PROPERTIES
  FROM WABASH VALLEY BROADCASTING:
  Fair value of assets acquired                    $   101,055
  Cash paid                                             88,905
                                                   -----------
  Liabilities recorded                             $    12,150
                                                   ===========

ACQUISITION OF COUNTRY SAMPLER:
  Fair value of assets acquired                                  $   25,608
  Cash paid                                                          18,954
                                                                 ----------
  Liabilities recorded                                           $    6,654
                                                                 ==========

ACQUISITION OF WKCF-TV:
  Fair value of assets acquired                                  $  246,445
  Cash paid                                                         197,105
                                                                 ----------
  Liabilities recorded                                           $   49,340
                                                                 ==========

ACQUISITION OF VOTIONIS, S.A:
  Fair value of assets acquired                                  $   18,936
  Cash paid                                                          13,302
                                                                 ----------
  Liabilities recorded                                           $    5,634
                                                                 ==========

ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                                               $    39,520
  Cash paid                                                                        36,827
                                                                              -----------
  Liabilities recorded                                                        $     2,693
                                                                              ===========

ACQUISITION OF KKFR-FM AND KXPK-FM:
   Fair value of assets acquired                                              $   110,210
   Cash paid                                                                      109,052
                                                                              -----------
   Liabilities recorded                                                       $     1,158
                                                                              ===========

ACQUISITION OF TELEVISION PROPERTIES
  FROM LEE ENTERPRISES, INC:
  Fair value of assets acquired                                               $   633,639
  Cash paid                                                                       582,994
                                                                              -----------
  Liabilities recorded                                                        $    50,645
                                                                              ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                  (DOLLARS IN THOUSANDS)

                                                    FOR THE YEAR ENDED FEBRUARY 28 (29),
                                                    ------------------------------------
                                                       1999          2000         2001
                                                   -----------   ----------   -----------

ACQUISITION OF KIHT-FM, KFTK-FM, KPNT-FM,
  WVRV-FM, WIL-FM AND WRTH-AM:
   Fair value of assets acquired                                              $   230,891
   Cash paid                                                                      230,891
                                                                              -----------
   Liabilities recorded                                                       $         -
                                                                              ===========

EXCHANGE OF ASSETS FOR KZLA-FM:
   Fair value of assets acquired                                              $   185,000
   Basis in assets exchanged                                                      163,000
   Gain on exchange of assets                                                      22,000
   Cash paid                                                                            -
                                                                              -----------
   Liabilities recorded                                                       $         -
                                                                              ===========

ACQUISITION OF KALC-FM:
   Fair value of assets acquired                                              $   100,917
   Cash paid                                                                      100,917
                                                                              -----------
   Liabilities recorded                                                       $         -
                                                                              ===========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Organization

   Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. The twenty FM radio stations and three AM radio stations Emmis Communications Corporation operates in the United States serve the nation's three largest radio markets of New York City, Los Angeles and Chicago, as well as Denver, Phoenix, St. Louis, Indianapolis and Terre Haute, Indiana. The fifteen television stations Emmis operates serve geographically diverse, mid-sized markets in the U.S. as well as the large markets of Portland and Orlando and have a variety of television network affiliations, including five with CBS, five with Fox, three with NBC, one with ABC and one with WB. Emmis Communications Corporation also publishes Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Country Sampler, and Country Marketplace magazines, and has a 59.5% interest in a national radio station in Hungary (Slager Radio), a 75% interest in one FM and one AM radio station in Buenos Aires, Argentina (Votionis), and engages in certain businesses ancillary to broadcasting, such as broadcast tower leasing and advertising and program consulting.

   b. Principles of Consolidation

   The consolidated financial statements include the accounts of Emmis Communications Corporation and its majority owned Subsidiaries. Unless otherwise indicated, references to Emmis or the Company in these financial statements mean Emmis Communications Corporation and its Subsidiaries. Emmis' foreign subsidiaries report on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). All significant intercompany balances and transactions have been eliminated.

   c. Revenue Recognition

   Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication.

d.    Allowance for Doubtful Accounts

   A provision for doubtful accounts is recorded based on management's judgement of the collectibility of receivables. The activity in the allowance for doubtful accounts during the years ended February 1999, 2000 and 2001 was as follows:

                                   Balance at                         Balance
                                    Beginning                         At End
                                    Of Year   Provision  Write-Offs   Of Year

      Year ended February 28, 1999  $  1,346   $ 1,745   $(1,393)    $  1,698
      Year ended February 29, 2000     1,698     2,550    (2,324)       1,924
      Year ended February 28, 2001     1,924     3,713    (3,435)       2,202

   e. Television Programming

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

f.    Time Brokerage Fees

   The Company generally enters into time brokerage fees in connection with acquisitions, pending regulatory approval of transfer of license assets. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising on a specified portion of the station's inventory of broadcast time. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

   Included in the accompanying consolidated statements of operations for the years ended February 1999, 2000 and 2001 are time brokerage fees of $2.2 million, $0 and $7.3 million, respectively.

   g. International Business Development Expenses

   International business development expenses include the cost of the Company's efforts to identify, investigate, develop and support international broadcast investments or other international business opportunities.

   h. Non-cash Compensation

   Non-cash compensation includes compensation expense associated with stock option and restricted common stock grants, and common stock contributed to the Company's Profit Sharing Plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Pro forma disclosure of net income and earnings per share under SFAS No. 123 is presented in Note 9.

   i. Cash and Cash Equivalents

   Emmis considers time deposits, money market fund shares, and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   j. Property and Equipment

   Property and equipment are recorded at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years or the life of the lease, whichever is lower for leasehold improvements, and 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. Interest was capitalized in connection with the construction of the Indianapolis office facility and the KHON operating facility. The capitalized interest was recorded as part of the buildings. In fiscal 1999 and 2000, approximately $1,591 and $420 of interest was capitalized, respectively. No interest was capitalized in fiscal 2001. On a continuing basis, the Company reviews the financial statement carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations.

   k. Intangible Assets

   Intangible assets are recorded at cost. Generally, broadcast licenses, trademarks and the excess of cost over fair value of net assets of purchased businesses are being amortized using the straight-line method over 40 years. The cost of the broadcast license for Slager Radio is being amortized over the seven year initial term of the license. The cost of the broadcast license for the two stations in Buenos Aires, Argentina is being amortized over the twenty-three year term of the license. The excess of cost over fair value of net assets resulting from the purchase of publications is being amortized over 15 years. Other intangibles are amortized using the straight-line method over varying periods, not in excess of 10 years.

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

   In fiscal 2001, the Company determined an intangible balance related to WTLC-AM was impaired and as a result incurred a $2.0 million impairment charge to record the intangible asset at its fair value. This impairment charge is reflected in corporate restructuring fees and other in the accompanying consolidated statements of operations.

   l. Advertising and Subscription Acquisition Costs

   Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year.

   m. Investments

   Emmis has a 50% ownership interest (approximately $5,114 as of February 28, 2001) in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. Emmis has a 28% ownership interest (approximately $1,655 as of February 28, 2001) in a local media internet venture. Emmis has a 25% ownership interest (approximately $2,401 as of February 28, 2001) in a company that operates a tower site in Portland, Oregon. Emmis has a 51% ownership interest (approximately $915 as of February 28, 2001) in a company that operates crafting stores, but Emmis does not control the operations of the entity. These investments are accounted for using the equity method of accounting. During fiscal 2001, Emmis reduced the carrying value of its investment in BuyItNow.com from $5.0 million to zero as the decline in the value of the investment was deemed to be other than temporary. This expense is reflected in other income in the accompanying consolidated statements of operations.

   n. Deferred Revenue and Barter Transactions

   Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Deferred magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 1999, 2000 and 2001 were $10.0 million, $10.2 million and $12.0 million, respectively, and barter expenses were $8.9 million, $9.8 million and $12.0 million, respectively.

   o. Foreign Currency Translation

   The functional currency of Slager Radio is the Hungarian forint. Slager Radio's balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary's balance sheet date. Slager Radio's results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio's financial statements was $648, $811, and ($861) for the years ended February 1999, 2000 and 2001, respectively. This adjustment is reflected in shareholders' equity in the accompanying consolidated balance sheet.

   The functional currency of the two stations in Argentina is the Argentinean peso. The peso is tied to the U.S. dollar through the Argentine government's convertibility plan. Thus, translation adjustments resulting from the conversion of these stations' financial statements were immaterial for the years ended February 1999, 2000 and 2001.

   p. Earnings Per Share

   Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (28,905,640, 36,155,982, and 46,869,050 shares for the years ended February 28 (29), 1999, 2000 and 2001, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 28, 1999 consisted solely of stock options. Potentially dilutive securities at February 28 (29), 2000 and 2001 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of the preferred stock is not included in the calculation of diluted net income per common share for the years ended February (28) 29, 2000 and 2001 as the effect of these conversions would be antidilutive. Additionally, the conversion of stock options is not included in the calculation of diluted net income per common share for the year ended February 29, 2000 as the effect of their conversion would be antidilutive. Weighted average common equivalent shares outstanding for the period for purposes of computing diluted EPS are 29,696,342, 36,155,982, and 47,940,265 for the years ended February 28 (29), 1999, 2000 and
2001, respectively. Excluded from the calculation of diluted net income per share are 2.7 and 3.7 million weighted average shares that would result from the conversion of the stock options and preferred shares for the years ended February 28 (29), 2000 and 2001, respectively.

   q. Stock Splits

   In February 2000, the Company effected a 2 for 1 stock split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

   r. Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

s.    Fair Value of Financial Instruments

   The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Except for the Senior Subordinated Notes, the carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt. The fair value of the Senior Subordinated Notes on February 28, 2001 was approximately $286.9 million. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

   t. Recent Accounting Pronouncement

   On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." These statements, which are effective for Emmis on March 1, 2001, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in the other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards will result in additional volatility in reported assets, liabilities, earnings and other comprehensive income.

   SFAS No. 133 requires that as of the date of initial adoption the difference between the fair value of the derivative instruments to be recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes."

   On March 1, 2001, Emmis recorded the effect of the adoption of SFAS No. 133, which resulted in an immaterial impact to the results of operations and the financial position of Emmis.

   SFAS No. 133 further requires that the fair value and effectiveness of each hedging instrument must be measured quarterly. The result of each measurement could result in fluctuations in reported assets, liabilities, other comprehensive income and earnings as these changes in fair value and effectiveness are recorded to the financial statements. Emmis anticipates, on an ongoing basis, the fluctuations to the aforementioned areas will be immaterial to the financial statements taken as a whole.

   u. Reclassifications

   Certain reclassifications have been made to the prior years financial statements to be consistent with the February 28, 2001 presentation.


2.    COMMON STOCK

   Emmis has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by the principal shareholder (Jeffrey H. Smulyan). All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with the principal shareholder. At February 28 (29), 2000 and 2001, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issuance of Class A and Class B common stock.

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

3.    PREFERRED STOCK

   Emmis has authorized 10,000,000 shares of preferred stock, which may be issued with such designations, preferences, limitations and relative rights as Emmis' Board of Directors may authorize.

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

                        Year                        Amount
                        ----                       --------
                        2002                       103.571%
                        2003                       102.679%
                        2004                       101.786%
                        2005                       100.893%
                        2006 and thereafter        100.000%


4.    CREDIT FACILITY AND SENIOR SUBORDINATED DEBT

   The credit facility and senior subordinated debt was comprised of the following at February 28 (29), 2000 and 2001:

                                                    2000            2001
                                                -----------      ----------
Credit Facility
  Revolver                                      $         -      $        -
  Term Note A                                             -         480,000
  Term Note B                                             -         600,000
8 1/8% Senior Subordinated Notes Due 2009           300,000         300,000
                                                -----------      ----------
    Total Debt                                  $   300,000      $1,380,000
                                                ===========      ==========


Credit Facility

   On December 29, 2000 the Company entered into an amended and restated credit facility for $1.4 billion, which includes a provision allowing Emmis to increase the commitment by $500.0 million under circumstances described in the credit facility. The credit facility consists of a $320.0 million revolver, a $480.0 million term note A and a $600.0 million term note B. The revolver and term note A mature February 28, 2009 and the term note B matures August 31, 2009. Net deferred debt costs of approximately $22.0 million relating to the credit facility are reflected in deposits and other in the accompanying consolidated balance sheets as of February 28, 2001, and are amortized over the life of the credit facility as a component of interest expense.

   Prior to the existing credit facility, Emmis entered into a bridge financing arrangement in October 2000 that provided up to $1.0 billion in capacity. The bridge financing was replaced by the existing credit facility and accordingly $3.4 million of fees associated with the bridge financing were amortized into interest expense during the year ended February 28, 2001.


   The amended and restated credit facility provides for letters of credit to be made available to the Company not to exceed $100.0 million. The aggregate amount of outstanding letters of credit and amounts borrowed under the revolver cannot exceed the revolver commitment. At February 28, 2001, $6.6 million in letters of credit were outstanding.

   All outstanding amounts under the credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 0% to 2.9%), depending on Emmis' ratio of debt to operating cash flow, as defined in the agreement. The weighted-average interest rate on borrowings outstanding under the credit facility at February 28, 2001 was approximately 8.0% and there were no borrowings outstanding as of February 29, 2000. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The credit facility requires the Company to have fixed interest rates for a two year period on at least 50% of its total outstanding debt, as defined (including the senior subordinated debt), by June 27, 2001. Emmis plans to accomplish this by purchasing interest rate swap agreements. After the first two years, this ratio of fixed to floating rate debt must be maintained if Emmis' total leverage ratio, as defined, is greater than 6:1 at any quarter end. The notional amount of interest rate protection agreements at February 28, 2001 totaled $120.0 million. The interest rate swap agreements, which expire in February 2003, establish interest rates on the credit facility's underlying base rate approximating a weighted average rate of 5.27% on the three-month LIBOR interest rate.

   The aggregate amount of term notes A and B begin amortizing in December 2003. The annual amortization and reduction schedules for debt outstanding as of February 28, 2001, are as follows:

                   SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY

                 Year Ended      Term Loan A   Term Loan B       Total
              February 28 (29),  Amortization  Amortization   Amortization

                    2002           $      -     $      -       $        -
                    2003                  -            -                -
                    2004             20,400        1,500           21,900
                    2005             84,000        6,000           90,000
                    2006             88,800        6,000           94,800
                    2007             91,200        6,000           97,200
                    2008             96,000        6,000          102,000
                    2009             99,600        6,000          105,600
                    2010                  -      568,500          568,500
                                   --------     --------        ---------
                   Total           $480,000     $600,000       $1,080,000
                                   ========     ========       ==========

   Proceeds from raising additional equity, issuing additional subordinated debt, or from asset sales, as well as excess cash flow beginning in February 29, 2004, may be required to repay amounts outstanding under the credit facility. These mandatory repayment provisions may apply depending on Emmis' total leverage ratio, as defined under the credit facility. Additionally, Emmis may reborrow amounts paid in accordance with these provisions under certain circumstances.

   The credit facility contains various financial and operating covenants and other restrictions with which Emmis must comply, including, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than its primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales, as well as requirements to maintain certain financial ratios. The Company was in compliance with these covenants at February 28, 2001. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. A change of control includes, but is not limited to, Jeffrey
H. Smulyan or any beneficial holder ceasing to own at least 35% of the general voting rights of the capital stock of Emmis. Substantially all of Emmis' assets, including the stock of Emmis' wholly-owned subsidiaries, are pledged to secure he credit facility.

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

   Prior to March 15, 2002, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.125% plus accrued and unpaid interest, provided that at least $195.0 million of the aggregate principal amount of the Notes originally issued remains outstanding after such redemption. On or after March 15, 2004 and until March 14, 2007, the Notes may be redeemed at the option of the Company in whole or in part at prices ranging from 104.063% to 101.354% plus accrued and unpaid interest. On or after March 15, 2007, the Notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), the Company is required to make an offer to purchase the Notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the Notes is payable semi-annually. The Notes have no sinking fund requirements and are due in full on March 15, 2009.

   The Notes are guaranteed by certain subsidiaries of the Company and expressly subordinated in right of payment to all existing and future senior indebtedness (as defined) of the Company. The Notes will rank pari passu with any future senior subordinated indebtedness (as defined) and senior to all subordinated indebtedness (as defined) of the Company.

   The indenture relating to the Notes contains covenants with respect to the Company which include limitations of indebtedness, restricted payments, transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, sale/leaseback transactions and mergers, consolidations or sales of substantially all of the Company's assets. The Company was in compliance with these covenants at February 28, 2001.


5.    OTHER LONG-TERM DEBT

   Other long-term debt was comprised of the following at February 28 (29), 2000 and 2001:

                                                    2000            2001
                                                -----------      ----------
   Hungary:
     License Obligation                         $    14,147      $   10,605
     Bonds Payable                                    2,497           2,207
     Notes Payable                                      784           1,872
   Other                                              2,558           3,187
                                                -----------      ----------
   Total Other Long-Term Debt                        19,986          17,871
   Less: Current Maturities                           5,379           4,187
   Other Long-Term Debt, Net of
    Current Maturities                          $    14,607      $   13,684
                                                ===========      ==========

   The License Obligation is payable to the Hungarian government in Hungarian forints, by Emmis' Hungarian subsidiary in four equal annual installments that commenced in November 2000. The License Obligation of $10.6 million as of February 28, 2001, is reflected net of an unamortized discount of $0.4 million. The obligation is non-interest bearing; however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and is included in interest expense. Prevailing market interest rates in Hungary exceed inflation by approximately 3%. Accordingly, the License Obligation has been discounted at an imputed interest rate of approximately 3% to reflect the obligation at its fair value.

   The Hungarian Bonds and Notes Payable are payable by Emmis' Hungarian subsidiary to the minority shareholders of the subsidiary. The Bonds, payable in Hungarian forints, are due on maturity at November 2004 and bear interest at the Hungarian State Bill rate plus 3% (approximately 17.5% and 13.7% at February 28
(29), 2000 and 2001, respectively). Interest is payable semi-annually. The Notes Payable and accrued interest, payable in U.S. dollars, are due December 31, 2002 and bear interest at the prime rate plus 2%.

6.    TV PROGRAM RIGHTS PAYABLE

   Future payments required under TV program rights payable as of February 28, 2001, are as follows:

            2002                               $      28,192
            2003                                      14,260
            2004                                      10,569
            2005                                       9,252
            2006                                       6,610
            2007 and thereafter                        6,876
                                               -------------
                                                      75,759
            Less: Current Portion of TV
              Program Rights Payable                  28,192
                                               -------------
            TV Program Rights Payable, Net
              of Current Portion               $      47,567
                                               =============


ACQUISITIONS, DISPOSITONS, DONATIONS AND INVESTMENTS

   On January 15, 2001, Emmis entered into an agreement to sell WTLC-AM and the intellectual property of WTLC-FM (both located in Indianapolis, Indiana) to Radio One, Inc., for $8.0 million. The FM sale occurred on February 15, 2001 and the AM sale occurred on April 25, 2001. Emmis retained the FCC license at 105.7 and reformatted the station as WYXB-FM.

   On January 17, 2001, Emmis completed its acquisition of substantially all of the assets of radio station KALC-FM in Denver, Colorado from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. The acquisition, which was accounted for as a purchase, was financed through borrowings under the credit facility. Emmis began operating the station under a time brokerage agreement in October 2000. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   On October 6, 2000, Emmis acquired certain assets of radio stations WIL-FM, WRTH-AM, WVRV-FM, KPNT-FM, KXOK-FM (reformatted as KFTK-FM) and KIHT-FM in St. Louis, Missouri from Sinclair Broadcast Group, Inc. ("Sinclair") for $220.0 million in cash, plus transaction related costs of $10.9 million. The agreement also included the settlement of outstanding lawsuits by and between Emmis and Sinclair. The settlement resulted in no gain or loss by either party. This acquisition was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   On October 6, 2000, Emmis acquired certain assets of KZLA-FM in Los Angeles, California from Bonneville International Corporation in exchange for radio stations WIL-FM, WRTH-AM and WVRV-FM, which Emmis acquired from Sinclair, as well as radio station WKKX-FM which Emmis already owned (all in the St. Louis, Missouri market). Since the fair value of WKKX exceeded the book value of the station at the date of the exchange, Emmis recorded a gain on exchange of assets of $22.0 million. This gain is included in other income, net in the accompanying consolidated statements of operations. From August 1, 2000 through the date of acquisition, Emmis operated KZLA-FM under a time brokerage agreement. The exchange was accounted for as a purchase. The total purchase price of $185.0 million was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   Effective October 1, 2000 (closed October 2, 2000), Emmis purchased eight network-affiliated and seven satellite television stations from Lee Enterprises, Inc. for $559.5 million in cash, the payment of $21.3 million for working capital and transaction related costs of $2.2 million (the "Lee Acquisition"). In connection with the acquisition, Emmis recorded $31.3 million of deferred tax liabilities and $17.5 million in contract liabilities. Also, Emmis recorded a severance related liability of $1.8 million and the entire severance liability remained outstanding as of February 28, 2001. Emmis expects the remaining amount to be fully utilized during the year ended February 28, 2002. This transaction was financed through borrowings under Emmis' credit facility and was accounted for as a purchase. The Lee Acquisition consisted of the following stations:

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

   The total purchase price was allocated to property and equipment, television program rights, working capital related items and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   As a result of the Lee Acquisition, Emmis owns more television stations in the Hawaiian market than is currently permitted by FCC regulations. Emmis is currently operating the stations under an FCC waiver that requires Emmis to file an application to sell one of its Hawaiian television stations by October 1, 2001. Emmis is currently exploring various possibilities.

   On August 24, 2000, Emmis acquired the assets of radio stations KKFR-FM in Phoenix, Arizona and KXPK-FM in Denver, Colorado from AMFM, Inc. for $108.0 million in cash, less purchase price adjustments of $1.0 million, plus liabilities recorded of $1.2 and transaction related costs of $0.9 million. Emmis financed the acquisition through borrowings under its existing credit facility. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and are being amortized over 40 years.

   In May, 2000, Emmis made an offer to purchase the stock of a company that owns and operates WALR-FM in Atlanta, Georgia. Because an affiliate of Cox Radio, Inc. held a right of first refusal to purchase WALR-FM, Emmis' offer was made on the condition that Emmis would receive a $17.0 million break-up fee if WALR-FM was sold pursuant to the right of first refusal. In June, 2000, the Cox affiliate submitted an offer to purchase WALR-FM under the right of first refusal and an application to transfer the station's FCC licenses was filed with the FCC. Emmis received the break-up fee upon the closing of the sale of WALR-FM under the right of first refusal on August 31, 2000, which is included in other income in the accompanying consolidated statements of operations.

   On March 3, 2000, Emmis acquired all of the outstanding capital stock of Los Angeles Magazine Holding Company, Inc. for approximately $36.8 million in cash plus liabilities recorded of $2.7 million (the "Los Angeles Magazine
Acquisition"). Los Angeles Magazine Holding Company, Inc., through a wholly-owned subsidiary, owns and operates Los Angeles, a city magazine. The acquisition was accounted for as a purchase and was financed through additional borrowings under Emmis' existing credit facility. The excess of the purchase price over the estimated fair value of identifiable assets was $36.0 million, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over 15 years.

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

   On November 16, 1999 Emmis purchased an interest in BuyItNow.com L.L.C. for $5.0 million in cash, which represented an original investment of 2.49% of the outstanding equity of BuyItNow.com L.L.C. During fiscal 2001, Emmis reduced the carrying value of its investment in BuyItNow.com from $5.0 million to zero as the decline in the value of the investment was deemed to be other than temporary.

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

   On October 29, 1999, the Company completed its acquisition of substantially all of the assets of television station WKCF in Orlando, Florida ( the "WKCF Acquisition") from Press Communications, L.L.C. for approximately $197.1 million in cash. The purchase price included the purchase of land and a building for $2.2 million. The Company financed the acquisition through a $12.5 million advance payment borrowed under the credit facility and proceeds from the Company's October 1999 Common and Preferred Equity Offerings. In connection with the acquisition, the Company recorded $49.3 million in contract liabilities. The acquisition was accounted for as a purchase. The total purchase price was allocated to property and equipment, television program rights and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets and are being amortized over 40 years. WKCF is an affiliate of the WB Television Network. As part of the WKCF Acquisition, the Company entered into an agreement with the WB Television Network which, among other things, extends the existing network affiliation agreement through December 2009.

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

   Effective October 1, 1998, the Company completed its acquisition of substantially all of the assets of Wabash Valley Broadcasting Corporation (the "Wabash Acquisition") for a cash purchase price of $88.9 million (including transaction costs), plus liabilities recorded of approximately $12.2 million. The Company financed the acquisition through borrowings under the credit facility. The Wabash Acquisition consists of WFTX-TV, a Fox network affiliated television station in Ft. Myers, Florida, WTHI-TV, a CBS network affiliated television station in Terre Haute, Indiana, WTHI-FM and AM and WWVR-FM, radio stations located in the Terre Haute, Indiana area. In December 1999, the Company donated radio station WTHI-AM to a not-for-profit corporation. The $1.0 million net book value of the station at the time of donation was recognized as a loss on donation of radio station.

   On July 16, 1998, the Company completed its acquisition of substantially all of the assets of SF Broadcasting of Wisconsin, Inc. and SF Multistations, Inc. and Subsidiaries (collectively the "SF Acquisition") for a cash purchase price of $287.3 million (including transaction costs), a $25.0 million promissory note due to the former owner, plus liabilities recorded of approximately $34.7 million. The Company financed the acquisition through a $25.0 million promissory note and borrowings under the credit facility. The promissory note was paid in full in February 1999. The SF Acquisition consists of four Fox network affiliated television stations: WLUK-TV in Green Bay, Wisconsin, WVUE-TV in New Orleans, Louisiana, WALA-TV in Mobile, Alabama, and KHON-TV in Honolulu, Hawaii (including satellite stations KAII-TV, Wailuku, Hawaii and KHAW-TV, Hilo, Hawaii).

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


8.    PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

   Unaudited pro forma summary information is presented below for the years ended February 28 (29), 2000 and 2001, assuming the following events all had occurred on the first day of the pro forma periods presented below: (a) the acquisition of (i) KKLT-FM, KTAR-AM and KMVP-AM in March 2001, (ii) KALC-FM in January 2001, (iii) KZLA-FM, eight network-affiliated television stations from Lee Enterprises, Inc. and KPNT-FM, KXOK-FM AND KIHT-FM in October 2000, (iv) KKFR-FM and KXPK-FM in August 2000, (v) Los Angeles Magazine in March 2000, (vi) two radio stations in Argentina in November 1999, (vii) WKCF-TV in October 1999 and (viii) Country Sampler Magazine in April 1999; (b) the disposition of WKKX in October 2000; (c) the refinancing of the credit facility and (d) the use of proceeds from the Company's common and preferred stock offerings in October 1999 and the investment from an affiliate of Liberty Media Corporation in November 1999 to reduce outstanding borrowings.

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

                                                      Pro Forma
                                            2000                    2001
                                       --------------          --------------

       Net revenues                    $      545,849         $      573,100
                                       ==============         ==============

       Broadcast/publishing cash flow  $      196,112         $      211,733
                                       ==============         ==============

       Loss before extraordinary item  $      (44,363)        $      (15,638)(A)
                                       ==============         ==============
       Net loss available to common
        shareholders before extraordinary
        loss                           $      (53,347)        $      (24,622)(A)
                                       ===============        ==============

       Basic and diluted net loss available
        to common shareholders before
        extraordinary loss             $        (1.48)        $        (0.53)(A)
                                       ==============         ===============

       Weighted average shares outstanding:
        Basic                              36,155,982              46,869,050
        Diluted                            36,155,982              46,869,050

      (A) Includes approximately $39 million of nonrecurring pre-tax other income.


9.    EMPLOYEE BENEFIT PLANS

   a. 1994 Equity Incentive Plan

   At the 1994 annual meeting, the shareholders of Emmis approved the 1994 Equity Incentive Plan. Under this Plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 218,000 shares of common stock are available for grant at February 28, 2001.

b.    1995 Equity Incentive Plan

   At the 1995 annual meeting, the shareholders of Emmis approved the 1995 Equity Incentive Plan. Under this Plan, awards equivalent to 1,300,000 shares of common stock may be granted pursuant to employment agreements. Under the Plan, awards equivalent to 200,000 shares of common stock are available for grant at February 28, 2001. Certain stock options awarded remain outstanding as of February 28 (29), 2000 and 2001.

   c. Non-Employee Director Stock Option Plan

   At the 1995 annual meeting, the shareholders of Emmis approved a Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 10,000 shares of the Company's Class A common stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. All awards are granted with an exercise price equal to the fair market value of the stock on the date of grant. Under this Plan, awards equivalent to 60,000 shares of Class A common stock are available for grant at February 28, 2001. Certain stock options awarded remain outstanding as of February 28 (29), 2000 and 2001.

   d. 1997 Equity Incentive Plan

   At the 1997 annual meeting, the shareholders of Emmis approved the 1997 Equity Incentive Plan. Under this plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 136,000 shares of common stock are available for grant at February 28, 2001. Certain stock options and restricted stock awarded remain outstanding as of February 28 (29), 2000 and 2001.

e.    1999 Equity Incentive Plan

   At the 1999 annual meeting, the shareholders of Emmis approved the 1999 Equity Incentive Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to 1,178,000 shares of common stock are available for grant at February 28, 2001. Certain stock options and restricted stock awarded remain outstanding as of February 28 (29), 2000 and 2001.

   f. Other Disclosures Related to Stock Option and Equity Incentive Plans

   The Company has historically accounted for its Stock Option Plans in accordance with APB Opinion No. 25 ("APB 25"), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of grant. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this standard, the Company has the option of accounting for employee stock option plans as it currently does or under the new method. The Company has elected to continue to use the APB 25 method for accounting, but has adopted the disclosure requirements of SFAS
123. Accordingly, compensation expense reflected in non-cash compensation in the consolidated statements of operations related to the plans summarized above was $4,269, $7,357 and $5,400 for the years ended February 1999, 2000 and 2001, respectively. Had compensation expense related to these plans been determined based on fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                               Year Ended February 28 (29),
                                           1999           2000             2001
Net Income Available to Common Shareholders:
     As Reported                      $      1,248    $    (3,177)     $      4,752
     Pro Forma                        $     (2,056)   $    (8,741)     $        113

  Basic EPS:
     As Reported                          $    .04         $ (.09)         $    .10
     Pro Forma                            $ (.07)          $ (.24)         $      -

  Diluted
     As Reported                          $    .04         $ (.09)         $    .10
     Pro Forma                            $   (.07)        $ (.24)         $      -


   Because the fair value method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                               Year Ended February 28 (29),
                                          1999           2000             2001
     Risk-Free Interest Rate:              5.21%          6.12%           4.54%
     Expected Life (Years):                 8.0            5.2              6.4
     Expected Volatility:                 42.12%         44.31%           56.79%

   Expected dividend yields were zero for fiscal 1999, 2000 and 2001.


   A summary of the status of options and restricted stock at February 1999, 2000 and 2001 and the related activity for the year, including the adoption of the 1999 Equity Incentive Plan, is as follows:

                                     1999                   2000                    2001
                             --------------------  ---------------------   --------------------
                             Number of   Weighted   Number of   Weighted   Number of   Weighted
                             Options/     Average   Options/     Average   Options/     Average
                             Restricted  Exercise   Restricted  Exercise   Restricted  Exercise
                               Stock       Price      Stock       Price      Stock       Price
Outstanding at
  Beginning of Year          2,663,110     13.57   3,485,386      14.63    4,559,168     18.07
Granted                      1,183,000     16.43   2,012,000      23.39      814,629     34.66
Exercised                     (290,724)    10.95    (922,298)     16.20   (1,092,688)     9.78
Lapsing of restricted stock    (50,000)        -           -          -     (101,805)        -
Expired and other              (20,000)     8.00     (15,920)     18.57      (76,704)    20.32
Outstanding at
  End of Year                3,485,386     14.87   4,559,168      18.07    4,102,600     23.25
Exercisable at
  End of Year                2,570,536     13.32   2,537,168      13.92    2,008,680     19.26
Total Available for Grant    1,526,405             2,530,325               1,792,400


   During the year ended February 1999, options were granted with an exercise price equal to or less than fair market value of the stock on the date of grant. During the years ended February 2000 and 2001, all options were granted with an exercise price equal to fair market value of the stock on the date of grant. A summary of the weighted average fair value and exercise price of options granted during 1999, 2000 and 2001 is as follows:


                                 1999                  2000                  2001
                        --------------------- --------------------- --------------------
                        Weighted    Weighted   Weighted   Weighted  Weighted    Weighted
                         Average    Average    Average    Average   Average      Average
                          Fair      Exercise     Fair     Exercise    Fair      Exercise
                          Value      Price      Value      Price      Value      Price
OPTIONS GRANTED WITH
 AN EXERCISE PRICE:
Equal to Fair Market
 Value of the Stock on
 the Date of Grant        $10.37     $18.39     $12.95     $26.59     $20.59     $34.66
Less Than Fair Market
  Value of the Stock on
  the Date of Grant       $18.62     $ 7.75     $    -     $    -     $    -     $    -

   During fiscal 1999, 2000 and 2001, the Company entered into employment agreements providing for grants of 10,000, 135,600 and 9,200 shares, respectively, at a weighted average fair value of $22.38, $22.70 and $35.51, respectively.

   The following information relates to options outstanding and exercisable at February 28, 2001:

                   Options Outstanding               Options Exercisable
                                    Weighted   Weighted                Weighted
             Range of                Average    Average                 Average
             Exercise    Number of  Exercise   Remaining    Number of   Exercise
              Prices      Options     Price   Contract Life  Options      Price
           -----------  ---------- ---------- ------------- ---------  --------
                           40,800     $ 6.91    2.0 years    40,800      $ 6.91
           $3.80-$7.60
            7.60-11.40    221,520       7.83    2.0 years   221,520        7.83
           11.40-15.20     53,170      14.44    3.0 years    53,170       14.44
           15.20-19.00    598,793      16.58    4.7 years   598,793       16.58
           19.00-22.80  1,279,837      21.38    4.0 years   706,437       22.23
           22.80-26.60    187,960      24.63    4.0 years   187,960       24.63
           26.60-30.40  1,040,000      28.20    8.5 years   200,000       28.25
           30.40-34.20          -         -       - years         -           -
           34.20-38.00    680,520      35.40    9.0 years         -           -

   In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

   g. Profit Sharing Plan

   In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with one year of service. Contributions to the plan are at the discretion of the Emmis Board of Directors and can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. Contributions reflected in non-cash compensation in the consolidated statements of operations for the years ended February 1999, 2000 and 2001 were $1,000, $1,250, and $1,250 respectively.

   h. 401(k) Retirement Savings Plan

   Emmis sponsors two Section 401(k) retirement savings plans. One covers substantially all nonunion employees age 18 years and older who have at least six months of service and the other covers substantially all union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 15% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of shares of the Company's Class A common stock. Effective March 1, 1996, Emmis began to match 50% of employee contributions up to $2 thousand. Emmis' contributions to the plans totaled $599, $807 and $1,337 for the years ended February 1999, 2000 and 2001, respectively.

   i. Defined Contribution Health and Retirement Plan

   Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $344, $345, and $441 for the years ended February 1999, 2000 and 2001, respectively.

   j. Employee Stock Purchase Plan

   Effective March 1, 1995, the Company implemented an employee stock purchase plan which permits employees to purchase, via payroll deduction, shares of the Company's Class A common stock, at fair market value, up to an amount not to exceed 10% of an employee's annual gross pay.

   Effective March 1, 2000, the Company replaced its previous employee stock purchase plan with a new plan that allows employees to purchase shares of the Company's Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are subject to a maximum limitation of $22.5 annually per employee. The Company will not record compensation expense pursuant to this plan as it is designed to meet the requirements of Section 423(b) of the Internal Revenue Code.

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

   The future minimum rental payments (exclusive of future escalation costs) required by noncancelable operating leases, which have remaining terms in excess of one year as of February 28, 2001, are as follows:

                 Payable in Year
                Ending February,                        Payments
                ----------------                      ------------
                      2002                            $      7,483
                      2003                                   6,891
                      2004                                   5,079
                      2005                                   4,576
                      2006                                   3,928
                   Thereafter                               19,494
                                                      ------------
                                                      $     47,451
                                                      ============

   Minimum payments have not been reduced by minimum sublease rentals of approximately $185 due in the future under noncancelable subleases.

   Rent expense totaled $5,945, $4,404, and $6,457 for the years ended February 1999, 2000 and 2001, respectively. Rent expense for the years ended February 1999, 2000 and 2001 is net of sublease income of approximately $148 each year.

   b. Radio Broadcast Agreements

   Emmis has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments related to these radio broadcast rights are summarized as follows: Year ended February 2002 - $2,556, 2003 - $674, 2004 - $235, 2005 - $237, 2006 - $237 and thereafter - $723. Expense related to these broadcast rights totaled $1,492, $1,780, and $2,376 for the years ended February 1999, 2000 and 2001, respectively.

   In connection with reformatting one of its radio stations, the Company terminated a syndicated program agreement in fiscal 2000. The contract required continued payments in the event of termination, and these payments are included in the future payments disclosed above. The discounted present value of these payments of $896 is reflected in the accompanying consolidated statements of operations as corporate restructuring fees and other.

   c. Litigation

   Emmis currently and from time to time is involved in litigation incidental to the conduct of its business, but Emmis is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of Emmis.

   d. Employment Agreements

   The Company enters into employment agreements with certain officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. At February 28, 2001, 41,199 shares of common stock and options to purchase 1,178,250 shares of common stock have been granted in connection with current employment agreements. Additionally, up to 79,000 shares and options to purchase up to 302,750 shares of common stock may be granted (or have been granted subject to forfeiture) under the contracts in the next two years.

e.    Construction of Office Building

   Emmis is constructing new operating facilities for WALA-TV in Mobile, Alabama. The project is expected to be completed in December of 2001 for an estimated cost of $11.3 million of which $1.9 million has been incurred through February 28, 2001.


11.   INCOME TAXES

   The provision for income taxes for the years ended February 1999, 2000 and 2001, consisted of the following:

                                                 1999      2000       2001
                                               -------   --------   ------
                 Current:
                  Federal                      $ 1,247   $    105   $ 1,540
                  State                              -        100       300
                                               -------   --------   -------
                                                 1,247        205     1,840
                                               -------   --------   -------
                 Deferred:
                  Federal                        3,953      6,010    14,360
                  State                          1,000        660     1,450
                                               -------   --------   -------
                                                 4,953      6,670    15,810
                                               -------   --------   -------
                 Provision for
                  income taxes                   6,200      6,875    17,650

                 Tax benefit of extraordinary
                  item                           1,750      1,250         -
                                              --------   --------   --------

                 Net provision for income
                  taxes                       $  4,450   $  5,625   $ 17,650
                                              ========   ========   ========

   The provision for income taxes for the years ended February 1999, 2000 and 2001, differs from that computed at the Federal statutory corporate tax rate as follows:

                                                 1999      2000       2001
                                               -------   --------   --------

                 Computed income taxes at 35%  $ 3,166   $  3,102   $ 10,985
                 State income tax                  650        494      1,138
                 Nondeductible foreign losses    1,334        893      1,778
                 Nondeductible goodwill          1,324      1,394      1,537
                 Nondeductible donations             -        363        172
                 Other                            (274)       629      2,040
                                               -------   --------   --------
                 Provision for income taxes    $ 6,200   $  6,875   $ 17,650
                                               =======   ========   ========



   The accompanying balance sheet shows an income tax receivable of $4,685 and $13,970 as of February 2000 and 2001, respectively, primarily attributable to income tax benefits from the exercise of stock options.

The components of deferred tax assets and deferred tax liabilities at February 2000 and 2001 are as follows:

                                                          2000        2001
                Deferred tax assets:
                 Capital loss carryforwards            $     147    $       -
                 Net operating loss carryforwards          1,394        2,183
                 Compensation relating to stock
                  options                                  2,356        3,373
                 Other                                     2,847        5,257
                 Valuation allowance                        (858)      (1,506)
                                                       ---------    ---------
                   Total deferred tax assets               5,886        9,307
                                                       ---------    ---------
                Deferred tax liabilities
                 Intangible assets                       (87,756)    (136,526)
                 Other                                    (5,269)      (8,249)
                                                       ---------    ---------
                   Total deferred tax liabilities        (93,025)    (144,775)
                                                       ---------    ---------
                   Net deferred tax liability          $ (87,139)   $(135,468)
                                                       =========    =========


   In connection with the acquisition of WQCD-FM, the deferred tax liability was decreased by $4,548 in 2000. In connection with the Lee Acquisition and L.A. Magazine Acquisition, the deferred tax liability was increased by $31,305 and $1,214, respectively, in 2001.

   A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for 100% of the capital loss carryforwards available as of February 2000 and 2001 since these loss carryforwards can only be utilized to offset future capital gains. Additionally, a valuation allowance has been provided for the net operating loss carryforwards related to the Company's foreign subsidiaries since these subsidiaries have not yet generated taxable income against which the net operating losses could be utilized. The expiration of net operating loss carryforwards, excluding those at the Company's Hungarian subsidiary, which do not expire, approximate $1,177 in 2005, and $1,877 thereafter.

12.   SEGMENT INFORMATION

   The Company's operations are aligned into four business segments: Radio, Television, Publishing, and Interactive. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

   The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the years ended February 1999, 2000 and 2001 were $3.3 million, $7.4 million and $6.2 million, respectively. This station's long lived assets as of February 28 (29), 2000 and 2001 were $13.5 million and $9.6 million, respectively. Total revenues of the radio stations in Argentina for the year ended February 28, 2001 were $8.4 million. Total revenues for these stations were not material for the year ended February 29, 2000. Long lived assets for these stations as of February 28 (29), 2000 and 2001 were $19.5 million and $18.4 million, respectively.

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


YEAR ENDED FEBRUARY 28,2001  Radio    Television  Publishing Interactive Corporate Consolidated
Net revenues              $ 239,590  $   156,835   $  74,088  $     105  $        -  $   470,618
Operating expenses          132,918       97,327      65,538        622           -      296,405
                          ---------   -----------   ---------  ---------  ---------   -----------
Broadcast/publishing
 cash flow                  106,672       59,508       8,550       (517)          -      174,213
International business
 development expenses             -            -           -          -       1,553        1,553
Corporate expenses                -            -           -          -      16,048       16,048
Depreciation and
 amortization                21,470       33,574      14,941          5       4,028       74,018
Time brokerage fees           7,344            -           -          -           -        7,344
Non-cash compensation             -            -           -          -       5,400        5,400
Corporate restructuring
  fee and other               2,000            -           -          -       2,057        4,057
                          ---------  -----------  ----------  ---------  ----------  ----------
Operating income (loss)   $  75,858  $    25,934  $   (6,391) $    (522) $ ( 29,086) $    65,793
                          =========  ===========  ==========  =========  ==========  ===========
Total assets              $ 920,002  $ 1,312,270  $   96,550  $      26  $  178,024  $ 2,506,872
                          =========  ===========  ==========  =========  ==========  ===========


YEAR ENDED FEBRUARY 29,2000   Radio   Television  Publishing Interactive Corporate  Consolidated
Net revenues              $ 189,000  $    82,160  $   54,105  $       -  $        -  $   325,265
Operating expenses          100,184       53,178      46,456          -           -      199,818
                          ---------  -----------  ----------  ---------  ----------  -----------
Broadcast/publishing
 cash flow                   88,816       28,982       7,649          -           -      125,447
International business
 development expenses             -            -           -          -       1,558        1,558
Corporate expenses                -            -           -          -      13,872       13,872
Depreciation and
 amortization                16,694       17,138       6,934          -       3,395       44,161
Time brokerage fees               -            -           -          -           -            -
Non-cash compensation             -            -           -          -       7,357        7,357
Corporate restructuring
  fee and other                 896            -           -          -           -          896
                          ---------  -----------  ----------  ---------  ----------  -----------
Operating income (loss)   $  71,226  $    11,844  $      715  $       -  $  (26,182) $    57,603
                          =========  ===========  ==========  =========  ==========  ===========
Total assets              $ 474,403  $   701,672  $   68,927  $       -  $   82,304  $ 1,327,306
                          =========  ===========  ==========  =========  ==========  ===========


YEAR ENDED FEBRUARY 28,1999   Radio  Television  Publishing Interactive  Corporate Consolidated
Net revenues              $ 156,737  $    39,623  $   36,476  $       -  $        -  $   232,836
Operating expenses           85,727       26,130      31,491          -           -      143,348
                          ---------  -----------  ----------  ---------  ----------  -----------
Broadcast/publishing
 cash flow                   71,010       13,493       4,985          -           -       89,488
International business
 development expenses             -            -           -          -       1,477        1,477
Corporate expenses                -            -           -          -      10,427       10,427
Depreciation and
 amortization                13,990        8,352       4,813          -       1,159       28,314
Time brokerage fees           2,220            -           -          -           -        2,220
Non-cash compensation             -            -           -          -       4,269        4,269
Corporate restructuring
  fee and other                   -            -           -          -           -            -
                          ---------  -----------  ----------  ---------  ----------  -----------
Operating income (loss)   $  54,800  $     5,141  $      172  $       -  $  (17,332) $    42,781
                          =========  ===========  ==========  =========  ==========  ===========

Total assets              $ 460,065  $   439,279  $   44,171  $       -  $   71,316  $ 1,014,831
                          =========  ===========  ==========  =========  ==========  ===========

13.   RELATED PARTY TRANSACTIONS

   Two officers of Emmis are partners in a law firm which provides legal services to Emmis. Legal fees paid to this law firm were approximately $868, $756 and $926 for the years ended February 1999, 2000 and 2001, respectively.

   Emmis has made interest-bearing loans to various officers and employees. The approximate amount of such indebtedness outstanding at February 28 (29), 2000 and 2001, was $1,834 and $1,072, respectively, net of an allowance of $0 and $849, respectively. These loans bear interest at the Company's average borrowing rate of approximately 7.5% and 8.0% for the years ended February 2000 and 2001.

   During the year ended February 28, 2001, the Company purchased approximately $140 in corporate gifts and specialty items from a company owned by the spouse of Norman H. Gurwitz. Also during the last fiscal year, Emmis made payments of approximately $320 to a company owned by Mr. Smulyan for use of an airplane to transport employees to various trade shows and meetings. Furthermore, Emmis made payments of $484 to a management company for an allocation of operating and maintenance costs of the airplane.


14.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY
     NON-GUARANTORS

   Emmis conducts a significant portion of its business through subsidiaries. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 28, 2001, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors"). The claims of creditors of Emmis subsidiaries have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

   Presented below is condensed consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28 (29), 2000 and 2001 and for each of the three years in the period ended February 28, 2001.

   Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 28, 2001


                                                                     Eliminations
                                    Parent               Subsidiary       and
                                   Company    Subsidiary    Non-    Consolidating
                                    Only      Guarantors Guarantors    Entries    Consolidated

CURRENT ASSETS:
  Cash and cash equivalents      $   55,175   $   4,018  $      706  $         -   $   59,899
  Accounts receivable, net                -      91,754       5,527            -       97,281
  Current portion of TV
   program rights                         -      12,028           -            -       12,028
  Income tax refunds receivable      13,970           -           -            -       13,970
  Prepaid expenses                    2,032      14,737         327            -       17,096
  Other                               1,932      12,124         776            -       14,832
                                 ----------  ----------  ----------  -----------   ----------
   Total current assets              73,109     134,661       7,336            -      215,106

  Property and equipment, net        38,151     195,404       4,332            -      237,887
  Intangible assets, net                  -   1,959,341      21,756            -    1,981,097
  Investment in affiliates        2,169,602           -           -   (2,169,602)           -
  Other assets, net                  68,113       9,706       1,882       (6,919)      72,782
                                 ---------  -----------  ----------  -----------  -----------
   Total assets                  $2,348,975 $ 2,299,112  $   35,306  $(2,176,521) $ 2,506,872
                                 ========== ===========  ==========  ===========  ===========

CURRENT LIABILITIES:
  Accounts payable               $    6,908  $    22,499  $    4,799  $         - $    34,206
  Current portion of other
   long-term debt                        34           18       4,135            -       4,187
  Current portion of TV
   program rights payable                 -       28,192           -            -      28,192
  Accrued salaries and
   commissions                        1,410        8,482         450            -      10,342
  Accrued interest                   16,236            -         802            -      17,038
  Deferred revenue                        -       17,418           -            -      17,418
  Income taxes payable                    -            -           -            -           -
  Other                                 813        4,955           -            -       5,768
                                 ----------  -----------  ----------  -----------  ----------
Total current liabilities            25,401       81,564      10,186            -     117,151

Credit facility and senior
  subordinated notes              1,380,000            -           -            -   1,380,000
TV program rights payable,
  net of current portion                  -       47,567           -            -      47,567
Other long-term debt, net of
  current portion                        37          598      19,968       (6,919)     13,684
Other noncurrent liabilities              -        4,884         647            -       5,531
Deferred income taxes               135,468            -           -            -     135,468
                                 ----------  -----------  ----------  -----------  ----------
  Total liabilities               1,540,906      134,613      30,801       (6,919)  1,699,401

Shareholders' equity
  Series A preferred stock               29            -           -            -          29
  Class A common stock                  419            -           -            -         419
  Class B common stock                   52            -           -            -          52
  Additional paid-in capital        830,299            -       4,393       (4,393)    830,299
  Subsidiary investment                   -    1,818,050      17,581   (1,835,631)          -
  Retained earnings /
   (accumulated deficit)            (22,730)     346,449     (16,871)    (329,578)    (22,730)
  Accumulated other
   comprehensive loss                     -            -        (598)           -        (598)
                                 ----------  -----------  ----------  -----------  ----------
Total shareholders' equity          808,069    2,164,499       4,505   (2,169,602)    807,471
                                 ----------  -----------  ----------  -----------  ----------
     Total liabilities and
      shareholders' equity       $2,348,975  $ 2,299,112  $   35,306  $(2,176,521) $2,506,872
                                 ==========  ===========  ==========  ===========  ==========


                        Emmis Communications Corporation
                     Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 2001


                                                                     Eliminations
                                   Parent                 Subsidiary     and
                                   Company   Subsidiary      Non-    Consolidating
                                    Only     Guarantors   Guarantors    Entries    Consolidated

Net revenues                    $     1,876  $   454,164  $   14,578  $         -  $  470,618
  Operating expenses                  1,692      281,409      13,304            -     296,405
  International business
   development expenses                   -        1,553           -            -       1,553
  Corporate expenses                 16,048            -           -            -      16,048
  Depreciation and amortization       4,028       66,527       3,463            -      74,018
  Non-cash compensation               4,050        1,350           -            -       5,400
  Time brokerage agreement fees           -        7,344           -            -       7,344
  Corporate restructuring fees
   and other                          2,057        2,000           -            -       4,057
                                -----------  -----------  ----------  -----------  ----------
Operating income (loss)             (25,999)      93,981      (2,189)           -      65,793
                                -----------  -----------  ----------  -----------  ----------
Other income (expense)
  Interest income (expense)         (69,608)        (297)     (3,221)         682     (72,444)
  Minority interest                       -            -           -          124         124
  Other income (expense), net        11,972       26,977        (354)        (682)     37,913
                                -----------  -----------  ----------  -----------  ----------
Total other income (expense)        (57,636)      26,680      (3,575)         124     (34,407)
                                -----------  -----------  ----------  -----------  ----------

Income (loss) before income
  taxes                             (83,635)     120,661      (5,764)         124      31,386

Provision (benefit) for income
  taxes                             (28,201)      45,851           -            -      17,650
                                -----------  -----------  ----------  -----------  ----------
                                    (55,434)      74,810      (5,764)         124      13,736
Equity in earnings (loss) of
  subsidiaries                       69,170            -           -      (69,170)          -
                                -----------  -----------  ----------  -----------  ----------
Net income (loss)                    13,736       74,810      (5,764)     (69,046)     13,736
Less: Preferred stock dividends       8,984            -           -            -       8,984
                                -----------  -----------  ----------  -----------  ----------
Net income/(loss) available to
  common shareholders           $     4,752  $    74,810  $   (5,764) $   (69,046) $    4,752
                                ===========  ===========  ==========  ===========  ==========


                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 2001

                                                                       Eliminations
                                  Parent                  Subsidiary      and
                                  Company   Subsidiary       Non-     Consolidating
                                   Only     Guarantors    Guarantors     Entries   Consolidated

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)             $    13,736  $    74,810  $   (5,764) $   (69,046) $   13,736
  Adjustments to reconcile net
   income (loss) to net cash
    provided by (used in) operating
   activities -
   Depreciation and amortization      9,758       81,233       3,463            -      94,454
   Provision for bad debts                -        3,713           -            -       3,713
   Provision for deferred income
     taxes                           15,810            -           -            -      15,810
   Tax benefits of exercise of
     stock options                   10,859            -           -            -      10,859
   Non-cash compensation              4,050        1,350           -            -       5,400
   Equity in earnings of
     subsidiaries                   (69,170)           -           -       69,170           -
   Gain on exchange of assets             -      (22,000)          -            -     (22,000)
   Other                                379          348         861         (124)      1,464
  Changes in assets and
   liabilities -
   Accounts receivable                    -       (7,114)     (2,202)           -     (9,316)
   Prepaid expenses and other
     current assets                 (12,716)     (11,527)       (384)           -    (24,627)
   Other assets                      10,435        1,216         448            -     12,099
   Accounts payable and accrued
     liabilities                      9,070        5,493         778            -     15,341
   Deferred revenue                       -          569           -            -        569
   Other liabilities                   (220)     (23,096)      3,544            -    (19,772)
                                 ----------  -----------  ----------  -----------  ---------
     Net cash provided by (used in)
      operating activities           (8,009)     104,995         744            -     97,730
                                 ----------  -----------  ----------  -----------  ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
   equipment                         (3,683)     (22,323)       (219)           -    (26,225)
  Cash paid for acquisitions              -   (1,060,681)          -            - (1,060,681)
  Deposits on acquisitions
   and other                        (23,849)           -           -            -    (23,849)
                                 ----------  -----------  ----------  -----------  ---------

     Net cash used in investing
      activities                    (27,532)  (1,083,004)       (219)           - (1,110,755)
                                 ----------  -----------  ----------  -----------  ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on long-term debt      (1,048,388)          -      (3,161)           - (1,051,549)
  Proceeds from long-term debt     2,128,388           -           -            -  2,128,388
  Proceeds from issuance of
   class A common stock, net of
   transaction costs                       -           -           -            -          -
  Proceeds from issuance of
   Series A cumulative
   convertible preferred stock,
   net of transaction costs                -           -           -            -          -
  Proceeds from sale of Class A
   common stock to Liberty Media
   Corporation, net of
   transaction costs                       -           -           -            -          -
  Intercompany                      (968,447)    979,463     (11,016)           -          -
  Preferred stock dividends           (8,984)          -           -            -     (8,984)
  Debt related costs                 (21,095)          -           -            -    (21,095)
  Proceeds from exercise of
   stock options                       8,794           -           -            -      8,794
                                 -----------  ----------  ----------  -----------  ---------
     Net cash provided by
      financing activities            90,268     979,463     (14,177)           -  1,055,554
                                 -----------  ----------  ----------  -----------  ---------




                                                                     Eliminations
                                   Parent                Subsidiary      and
                                  Company     Subsidiary     Non-   Consolidating
                                   Only       Guarantors  Guarantors    Entries   Consolidated

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                54,727       1,454     (13,652)           -     42,529

CASH AND CASH EQUIVALENTS:
  Beginning of period                    448       2,564      14,358            -     17,370
                                 -----------  ----------  ----------  -----------  ---------
  End of period                  $    55,175  $    4,018  $      706  $         -  $  59,899
                                 ===========  ==========  ==========  ===========  =========



                        Emmis Communications Corporation
                      Condensed Consolidating Balance Sheet
                             As of February 29, 2000

                                                                     Eliminations
                                    Parent               Subsidiary      and
                                   Company     Subsidiary    Non-    Consolidating
                                     Only      Guarantors  Guarantors   Entries     Consolidated

CURRENT ASSETS:
  Cash and cash equivalents      $       448  $    2,564  $   14,358  $         -  $    17,370
  Accounts receivable, net                 -      63,146       3,325            -       66,471
  Current portion of TV
   program rights                          -           -           -            -            -
  Prepaid expenses                     1,197       8,434         422            -       10,053
  Other                                5,781      12,744         297            -       18,822
                                 -----------  ----------  ----------  -----------  -----------
   Total current assets                7,426      86,888      18,402            -      112,716

  Property and equipment, net         38,611      85,587       4,706            -      128,904
  Intangible assets, net                 196   1,007,860      25,914            -    1,033,970
  Investment in affiliates         1,098,183           -           -   (1,098,183)           -
  Other assets, net                   37,573      16,194       2,330       (4,381)      51,716
                                 -----------  ----------  ----------  ----------- ------------
   Total assets                  $ 1,181,989  $1,196,529  $   51,352  $(1,102,564)$  1,327,306
                                 ===========  ==========  ==========  =========== ============

CURRENT LIABILITIES:
  Accounts payable               $     2,973  $   15,202  $    4,782   $         - $    22,957
  Current portion of other
   long-term debt                         34          17       5,328             -       5,379
  Current portion of TV
   program rights payable                  -      16,816           -             -      16,816
  Accrued salaries and
   commissions                         1,952       5,801         409             -       8,162
  Accrued interest                    10,995           -          82             -      11,077
  Deferred revenue                         -      15,912           -             -      15,912
  Income taxes payable                     -           -           -             -           -
  Other                                1,034       3,105           -             -       4,139
                                 -----------  ----------  ----------   -----------  ----------
   Total current liabilities          16,988      56,853      10,601             -      84,442

Credit facility and senior
  subordinated notes                 300,000           -           -             -     300,000
TV program rights payable,
  net of current portion                   -      58,585           -             -      58,585
Other long-term debt, net of
  current portion                         36         671      18,281        (4,381)     14,607
Other noncurrent liabilities               -       5,408         758             -       6,166
Deferred income taxes                 87,139           -           -             -      87,139
                                 -----------  ----------  ----------   -----------  ----------
  Total liabilities                  404,163     121,517      29,640        (4,381)    550,939

Shareholders' equity
  Series A preferred stock                29           -           -             -          29
  Class A common stock                   412           -           -             -         412
  Class B common stock                    47           -           -             -          47
  Additional paid-in capital         804,820           -       4,393        (4,393)    804,820
  Subsidiary investment                    -     803,373      29,885      (833,258)          -
  Retained earnings /
   (accumulated deficit)             (27,482)    271,639     (11,107)     (260,532)    (27,482)
  Accumulated other
   comprehensive loss                      -           -      (1,459)            -      (1,459)
                                  ----------  ----------  ----------   -----------  ----------
     Total shareholders' equity      777,826   1,075,012      21,712    (1,098,183)    776,367
                                  ----------  ----------  ----------   -----------  ----------
     Total liabilities and
      shareholders' equity        $1,181,989  $1,196,529  $   51,352   $(1,102,564) $1,327,306
                                  ==========  ==========  ==========   ===========  ==========


                        Emmis Communications Corporation
                     Condensed Consolidating Statement of Operations
                      For the Year Ended February 29, 2000

                                                                      Eliminations
                                    Parent                 Subsidiary      and
                                   Company    Subsidiary      Non-    Consolidating
                                    Only      Guarantors   Guarantors     Entries  Consolidated

Net revenues                      $   1,810   $   314,644  $   8,811   $         -  $  325,265
  Operating expenses                  1,252       191,666      6,900             -     199,818
  International business
   development expenses                   -         1,558          -             -       1,558
  Corporate expenses                 13,872             -          -             -      13,872
  Depreciation and amortization       3,395        37,733      3,033             -      44,161
  Non-cash compensation               5,518         1,839          -             -       7,357
  Time brokerage agreement fees           -             -          -             -           -
  Programming restructuring cost          -           896          -             -         896
  Corporate restructuring fees
   and other                              -             -          -             -           -
                                  ---------  ------------  ---------   -----------  ----------
Operating income (loss)             (22,227)       80,952     (1,122)            -      57,603
                                  ---------  ------------  ---------   -----------  ----------
Other income (expense)
  Interest income (expense)         (49,257)         (107)    (3,363)          741     (51,986)
  Minority interest                       -             -          -             -           -
  Loss on donation of station             -          (956)         -             -        (956)
  Other income (expense), net         3,428            13       (502)        1,264       4,203
                                  ---------  ------------  ---------   -----------  ----------
Total other income (expense)        (45,829)       (1,050)    (3,865)        2,005     (48,739)
                                  ---------  ------------  ---------   -----------  ----------

Income (loss) before income
   taxes                            (68,056)       79,902     (4,987)        2,005       8,864

Provision (benefit) for income
  taxes                             (22,689)       29,564          -             -       6,875
                                  ---------  ------------  ---------   -----------  ----------
                                    (45,367)       50,338     (4,987)        2,005       1,989
Extraordinary item, net of tax       (2,022)            -          -             -      (2,022)
Equity in earnings (loss) of
  subsidiaries                       47,356             -          -       (47,356)          -
                                  ---------  ------------  ---------   -----------  ----------
Net income (loss)                       (33)       50,338     (4,987)      (45,351)        (33)
Less: Preferred stock dividends       3,144             -          -             -       3,144
                                  ---------  ------------  ---------   -----------  ----------
Net income/(loss) available to
  common shareholders             $  (3,177) $     50,338  $  (4,987)  $   (45,351) $   (3,177)
                                  =========  ============  =========   ===========  ==========




                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                      For the Year Ended February 29, 2000

                                                                       Eliminations
                                   Parent                 Subsidiary       and
                                   Company     Subsidiary    Non-     Consolidating
                                    Only       Guarantors  Guarantors     Entries   Consolidated

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)               $     (33) $     50,338  $  (4,987)  $   (45,351) $      (33)
  Adjustments to reconcile net
   income (loss) to net cash
    provided by (used in) operating
   activities -
   Extraordinary item                 2,022             -          -             -       2,022
   Depreciation and amortization      5,805        44,980      3,033             -      53,818
   Provision for bad debts                -         2,550          -             -       2,550
   Provision for deferred income
     taxes                            6,670             -          -             -       6,670
   Non-cash compensation              5,518         1,839          -             -       7,357
   Equity in earnings of
     subsidiaries                   (47,356)            -          -        47,356           -
   Gain on exchange of assets             -             -          -             -           -
   Tax benefits of exercise of
     stock options                    2,889             -          -             -       2,889
   Loss on donation of radio station      -           956          -             -         956
   Other                              2,033             -       (811)       (2,005)       (783)
  Changes in assets and
   liabilities -
   Accounts receivable                    -       (13,029)      (290)            -     (13,319)
   Prepaid expenses and other
     current assets                  (1,258)      (13,101)      (187)            -     (14,546)
   Other assets                      (8,393)        7,382     (1,496)            -      (2,507)
   Accounts payable and accrued
     liabilities                       (391)        9,255      1,301             -      10,165
   Deferred revenue                       -         4,332          -             -       4,332
   Other liabilities                (13,278)      (19,933)         -             -     (33,211)
                                   --------   -----------  ---------   -----------  ----------
     Net cash provided by (used in)
      operating activities          (45,772)       75,569     (3,437)            -      26,360
                                   --------   -----------  ---------   -----------  ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
   equipment                        (8,124)       (21,170)       (22)            -     (29,316)
  Cash paid for acquisitions             -       (217,828)   (13,302)            -    (231,130)
  Deposits on acquisitions
   and other                        (5,000)        (6,500)         -             -     (11,500)
                                   -------  -------------   --------  ------------  ----------
     Net cash used in investing
      activities                   (13,124)      (245,498)   (13,324)            -    (271,946)
                                   -------  -------------   --------  ------------  ----------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on long-term debt      (426,668)             -          -             -    (426,668)
  Proceeds from long-term debt     149,668              -          -             -     149,668
  Proceeds from issuance of
   class A common stock, net of
   transaction costs               383,570              -          -             -     383,570
  Proceeds from issuance of
   Series A cumulative
   convertible preferred stock,
   net of transaction costs        138,409              -          -             -     138,409
  Intercompany                    (199,781)       169,347     30,434             -           -
  Preferred stock dividends         (2,021)             -          -             -      (2,021)
  Debt related costs                     -              -          -             -           -
  Proceeds from exercise of
   stock options                    13,881              -          -             -      13,881
                                  --------  -------------  ---------  ------------  ----------
     Net cash provided by
      financing activities          57,058        169,347     30,434             -     256,839
                                  --------  -------------  ---------  ------------  ----------


                                                                      Eliminations
                                   Parent                 Subsidiary      and
                                  Company   Subsidiary       Non-     Consolidating
                                    Only    Guarantors    Guarantors     Entries   Consolidated

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              (1,838)          (582)    13,673             -      11,253

CASH AND CASH EQUIVALENTS:
  Beginning of period                2,286          3,146        685             -       6,117
                                 ---------  -------------  ---------  ------------  ----------
  End of period                  $     448  $       2,564  $  14,358  $          -  $   17,370
                                 =========  =============  =========  ============  ==========



                        Emmis Communications Corporation
                     Condensed Consolidating Statement of Operations
                      For the Year Ended February 28, 1999

                                                                      Eliminations
                                  Parent                  Subsidiary      and
                                 Company      Subsidiary      Non-    Consolidating
                                   Only       Guarantors   Guarantors    Entries  Consolidated

Net revenues                     $   1,709  $     227,873  $  3,254  $           -  $  232,836
  Operating expenses                   820        138,581     3,947              -     143,348
  International business
   development expenses                  -          1,477         -              -       1,477
  Corporate expenses                10,427              -         -              -      10,427
  Depreciation and amortization      1,159         24,336     2,819              -      28,314
  Non-cash compensation              3,600            669         -              -       4,269
  Time brokerage agreement fees          -          2,220         -              -       2,220
  Corporate restructuring fees
   and other                             -              -         -              -           -
                                 ---------  -------------  --------  -------------  ----------
Operating income (loss)            (14,297)        60,590    (3,512)             -      42,781
                                 ---------  -------------  --------  -------------  ----------
Other income (expense)
  Interest income (expense)        (33,667)          (102)   (3,171)         1,290     (35,650)
  Minority interest                      -              -         -              -           -
  Other income (expense), net       74,865        (73,957)      421            585       1,914
                                 ---------  -------------  --------  -------------  ----------
Total other income (expense)        41,198        (74,059)   (2,750)         1,875     (33,736)
                                 ---------  -------------  --------  -------------  ----------

Income (loss) before income
  taxes                             26,901        (13,469)   (6,262)         1,875       9,045

Provision (benefit) for income
  taxes                              9,719         (3,377)     (142)             -       6,200
                                ----------  -------------  --------  -------------  ----------
                                    17,182        (10,092)   (6,120)         1,875       2,845
Extraordinary item, net of tax      (1,597)             -         -              -      (1,597)
Equity in earnings (loss) of
  subsidiaries                     (14,337)             -         -         14,337           -
                                ----------  -------------  --------  -------------  ----------
Net income (loss)                    1,248        (10,092)   (6,120)        16,212       1,248
Less: Preferred stock dividends          -              -         -              -           -
                                ----------  -------------  --------  -------------  ----------
Net income/(loss) available to
  common shareholders           $    1,248  $     (10,092) $ (6,120) $     16,212   $    1,248
                                ==========  =============  ========  ============   ==========




                        Emmis Communications Corporation
                      Consolidating Statement of Cash Flows
                      For the Year Ended February 28, 1999

                                                                      Eliminations
                                  Parent                   Subsidiary     and
                                 Company     Subsidiary       Non-   Consolidating
                                   Only      Guarantors    Guarantors   Entries   Consolidated

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)              $   1,248  $   (10,092)  $  (6,120) $     16,212  $     1,248
  Adjustments to reconcile net
   income (loss) to net cash
    provided by (used in) operating
   activities -
   Extraordinary item                1,597            -           -             -        1,597
   Depreciation and amortization     1,998       27,341       2,819             -       32,158
   Provision for bad debts               -        1,745           -             -        1,745
   Provision for deferred income
     taxes                           4,953            -           -             -        4,953
   Non-cash compensation             3,600          669           -             -        4,269
   Equity in earnings of
     subsidiaries                   14,337            -           -       (14,337)           -
   Gain on exchange of assets            -            -           -             -            -
   Tax benefits of exercise of
     stock options                     486            -           -             -          486
   Other                               103          629           -        (1,875)      (1,143)
  Changes in assets and
   liabilities -
   Accounts receivable                 345      (21,835)        386             -      (21,104)
   Prepaid expenses and other
     current assets                 (4,725)       4,070         (72)            -         (727)
   Other assets                      9,516       (6,408)        327             -        3,435
   Accounts payable and accrued
     liabilities                     8,183       (1,519)     (1,111)        1,454        7,007
   Deferred revenue                      -         (747)          -             -         (747)
   Other liabilities                (2,515)       5,099        (640)            -        1,944
                                 ---------  -----------  ----------  ------------  -----------
     Net cash provided by (used in)
      operating activities          39,126       (1,048)     (4,411)        1,454       35,121
                                 ---------  -----------  ----------  ------------  -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
   equipment                       (21,363)     (13,654)     (2,366)            -      (37,383)
  Cash paid for acquisitions             -     (504,748)          -             -     (504,748)
  Deposits on acquisitions
   and other                             7          654           -             -          661
                                 ---------  -----------  ----------  ------------  -----------
     Net cash used in investing
      activities                   (21,356)    (517,748)     (2,366)            -     (541,470)
                                 ---------  -----------  ----------  ------------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Payments on long-term debt      (723,500)           -           -             -     (723,500)
  Proceeds from long-term debt   1,063,000            -           -             -    1,063,000
  Proceeds from issuance of
   class A common stock, net of
   transaction costs               182,640            -           -             -      182,640
  Proceeds from issuance of
   Series A cumulative
   convertible preferred stock,
   net of transaction costs
  Purchase of interest rate cap
   agreements and other debt
   related costs                   (19,589)           -          -              -      (19,589)
  Intercompany                    (522,788)     521,699      2,543         (1,454)           -
  Preferred stock dividends              -            -          -              -            -
  Debt related costs                     -            -          -              -            -
  Proceeds from exercise of
   stock options                     4,130            -          -              -        4,130
                                 ---------  -----------  ---------  -------------  -----------
     Net cash provided by
      financing activities         (16,107)     521,699      2,543         (1,454)     506,681
                                 ---------  -----------  ---------  -------------  -----------



                                                                      Eliminations
                                    Parent               Subsidiary       and
                                   Company   Subsidiary     Non-     Consolidating
                                    Only     Guarantors  Guarantors      Entries  Consolidated

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              1,663       2,903     (4,234)               -        332

CASH AND CASH EQUIVALENTS:
  Beginning of period                 623         243      4,919                -      5,785
                                 --------  ----------  ---------  ---------------  ---------
  End of period                  $  2,286  $    3,146  $     685  $             -  $   6,117
                                 ========  ==========  =========  ===============  =========

15.   SUBSEQUENT EVENTS - ACQUISITIONS

      On March 28, 2001, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from the Company's March 2001 Senior Discount Notes Offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement.

      On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $10.8 million of debt issuance costs. The notes accrete interest at a rate of 12.5% per year, compounded semi-annually to an aggregate principle amount of $370.0 million on March 15, 2006. Commencing on September 15, 2006, interest is payable in cash on each March 15 and September 15,. A portion of the net proceeds were used to fund the acquisition of three radio stations in Phoenix, Arizona and the remaining net proceeds (approximately $93 million) were placed in escrow to ultimately reduce outstanding borrowings under the credit facility. The senior discount notes will automatically be exchanged for 13.25% Exchangeable PIK Preferred Stock unless Emmis can effect a corporate reorganization by July 24, 2001. Under this reorganization, Emmis will transfer all of its assets, as well as its obligations under the credit facility and the senior subordinated notes, to a wholly-owned subsidiary, Emmis Operating Company. Emmis Communications Corporation will still be the issuer of the Class A, Class B and Class C common stock, the convertible preferred stock and the senior discount notes, and Emmis Operating Company will be the obligor of the senior subordinated notes. Emmis does not expect the reorganization, which should be completed before the July 24, 2001 deadline, to materially affect its operations because it currently conducts substantially all of its business through subsidiaries.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      Quarter Ended
                                                                                           Full
                                         May 31     Aug. 31      Nov. 30    Feb. 28 (29)   Year
                                       ---------   ----------  ---------   -----------   ---------

  Year ended February 29, 2000
   Net revenues                        $  72,352   $  81,529   $  91,257   $  80,127   $  325,265
   Operating income                       12,949      18,041      20,929       5,684       57,603
   Income (loss) before extraordinary
    item                                     241       1,216       2,456      (1,924)       1,989
   Net income (loss) available to common
     shareholders                            241       1,216       1,657      (6,291)      (3,177)
   Basic earnings per common share:
     Before extraordinary item         $    0.01   $    0.04   $    0.05    $  (0.09)  $    (0.03)
     Net income (loss) available to
      common Shareholders              $    0.01   $    0.04   $    0.05    $  (0.14)  $    (0.09)
   Diluted earnings per common share:
     Before extraordinary item         $    0.01   $    0.04   $    0.04    $  (0.09)  $    (0.03)
     Net income (loss) available to
      common Shareholders              $    0.01   $    0.04   $    0.04    $  (0.14)  $    (0.09)

Year ended February 28, 2001
   Net revenues                        $ 100,519   $ 109,069   $ 143,606    $117,424   $  470,618
   Operating income                       18,603      25,223      26,164      (4,197)      65,793
   Income (loss) before
    extraordinary item                     5,911      16,638      11,566     (20,379)      13,736
   Net income (loss) available to
    common Shareholders                    3,665      14,392       9,320     (22,625)       4,752
   Basic earnings per common share:
     Before extraordinary item         $    0.08   $    0.31   $    0.20   $   (0.48)  $     0.10
     Net income (loss) available to
      common Shareholders              $    0.08   $    0.31   $    0.20   $   (0.48)  $     0.10
   Diluted earnings per common share:
     Before extraordinary item         $    0.08    $   0.30   $    0.20   $   (0.48)  $     0.10
     Net income (loss) available to
      common Shareholders              $    0.08   $    0.30   $    0.20   $   (0.48)  $     0.10


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES:

   We have audited the accompanying consolidated balance sheets of EMMIS COMMUNICATIONS CORPORATION (an Indiana corporation) and Subsidiaries as of February 28 (29), 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Communications Corporation and Subsidiaries as of February 28 (29), 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States.

                                                      /s/   ARTHUR ANDERSEN LLP

                                                            ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
March 29, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the section entitled "Proposal No. 1: Election of Directors" in the Emmis 2001 Proxy Statement and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Emmis 2001 Proxy Statement.

   Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

                                                       AGE AT        YEAR FIRST
                                                       FEBRUARY 28,    ELECTED
        NAME                      POSITION               2001          OFFICER
   ---------------           ---------------------      ---------      ---------
   Randy Bongarten           President - Emmis Television  51            2000

   Richard F. Cummings       Executive Vice                49            1984
                             President-Programming

   Norman H. Gurwitz         Executive Vice President-     53            1987
                                Human
                             Resources and Secretary





    Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

    Randy Bongarten is employed as President of Emmis Television since October 2000 and President of Emmis International since June 1998. Mr.Bongarten has also served as President of GAF Broadcasting and as Executive Vice President of Operations for Emmis Radio Division.

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

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Emmis 2001 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" in the Emmis 2001 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Emmis 2001 Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.


Financial Statements

   The financial  statements  filed as a part of this report are set forth under
Item 8.


Reports on Form 8-K

   On December 18, 2000, the Company filed a Form 8-K to disclose quarterly pro forma financial information by business segment for the six quarters ended August 31, 2000.

   On January 24, 2001, the Company filed a Form 8-K to disclose quarterly pro forma financial information by business segment for the seven quarters ended November 30, 2000.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1 Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to Emmis' Annual Report on Form 10-K/A for the fiscal year ended February 29, 2000.

3.2     Amended  and  Restated  Bylaws  of  Emmis  Communications   Corporation,
        incorporated by reference from Exhibit 3.2 to the Company's Form 10-K/A for the fiscal year ended February 29, 2000.

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

10.7 Employment Agreement dated as of March 1, 1994, by and between Emmis Broadcasting Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1994 and amendment to Employment Agreement, effective March 1, 1999, between the Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.2 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.++

10.8 Employment Agreement dated as of March 1, 1999, by and between Emmis Communications Corporation and Walter Z. Berger, incorporated by reference from Exhibit 10.9 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1999.++

10.9 Fourth Amended and Restated Revolving Credit and Term Loan Agreement, and First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibits 10.1 and 10.2, respectively, to Emmis' Form 8-K filed on April 12, 2001.

10.10 Second Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement.*

10.11 Stock Purchase Agreement dated October 25, 1999 by and between Liberty Media Corporation and Emmis Communications Corporation with Registration Rights Agreement as Exhibit A thereto, incorporated by reference from
        Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

10.12 Purchase and Sale Agreement, dated as of May 7, 2000, by and among Lee Enterprises, Incorporated, New Mexico Broadcasting Co. and Emmis Communications Corporation, incorporated by reference from Exhibit 2.1 to Emmis' Form 8-K filed on October 16, 2000.


10.13 Asset Purchase Agreement, dated as of June 21, 2000, by and among Sinclair Radio of St. Louis, Inc., Sinclair Radio of St. Louis Licensee, LLC and Emmis Communications Corporation, incorporated by reference from Exhibit 2.2 to Emmis' Form 8-K filed on October 16, 2000.

10.14 Asset Exchange Agreement, dated as of October 6, 2000, between Emmis Communications Corporation, Emmis 106.5 FM Broadcasting Corporation of St. Louis and Emmis 106.5 FM License Corporation of St. Louis, and Bonneville International

        Corporation and Bonneville Holding Company, incorporated by reference from Exhibit 2.3 to Emmis' Form 8-K filed on October 16, 2000.

10.15 Asset Purchase Agreement, dated as of June 19, 2000, by and among Emmis Communications Corporation, AMFM Houston, Inc., AMFM Ohio, Inc. and AMFM Radio Licenses, LLC, incorporated by reference from Exhibit 10.2 to Emmis' Form 8-K filed on October 16, 2000.

10.16 Asset Purchase Agreement dated June 3, 1999 between Emmis Communications Corporation and Press Communications Corporation, incorporated by reference from Exhibit 10.1 to Emmis' Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

10.17 Asset Purchase Agreement by and between Emmis Broadcasting Corporation and Wabash Valley Broadcasting Corporation, dated March 20, 1998, incorporated by reference from Exhibit 10.15 to the 1998 10-K.

10.18   Asset  Purchase  Agreement  by and among SF  Broadcasting  of Honolulu,
        Inc., SF Honolulu License Subsidiary, Inc., SF Broadcasting of New Orleans, Inc., SF New Orleans License Subsidiary, Inc., SF Broadcasting of Mobile, Inc., SF Mobile License Subsidiary, Inc., SF Broadcasting of Green Bay, Inc., SF Green Bay License Subsidiary, Inc. and Emmis Broadcasting Corporation, dated March 30, 1998, incorporated by reference from Exhibit 10.16 to the 1998 10-K.

10.19 Asset Purchase Agreement by and among Emmis Communications Corporation, Country Sampler, Inc. and Mark A. Nickel, dated as of February 23, 1999, together with associated Consulting Agreement and Letter Agreement, incorporated by reference from Exhibit 10.16 to Emmis' Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

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

                                               EMMIS COMMUNICATIONS CORPORATION

Date:     May 18, 2001                              By:  /s/ Jeffrey H. Smulyan
                                                        -----------------------
                                                        Jeffrey H. Smulyan
                                                        Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

                                SIGNATURE                          TITLE

Date:  May 18, 2001   /s/ Jeffrey H. Smulyan   President, Chairman of the Board
                      ----------------------
                      Jeffrey H. Smulyan       and Director (Principal Executive
                                               Officer)

Date:  May 18, 2001   /s/ Walter Z. Berger     Executive Vice President,
                      --------------------
                      Walter Z. Berger         Treasurer And Chief Financial
                                               Officer (Principal Accounting
                                               Officer)

Date:  May 18, 2001   Susan B. Bayh*           Director
                      -------------
                      Susan B. Bayh

Date:  May 18, 2001   Gary Kasseff*            Executive Vice President, General
                      ------------
                      Gary Kasseff             Counsel and Director

Date:  May 18, 2001   Richard A. Leventhal*    Director
                      Richard A. Leventhal

Date:  May 18, 2001   Greg A. Nathanson*       Director
                      -----------------
                      Greg A. Nathanson

Date:  May 18, 2001   Doyle L. Rose*           Radio Division President and
                      -------------
                      Doyle L. Rose            Director

Date:  May 18, 2001   Frank V. Sica*           Director
                      -------------
                      Frank V. Sica

Date:  May 18, 2001   Lawrence B. Sorrel*      Director
                      ------------------
                      Lawrence B. Sorrel


*By:        /s/  J. Scott Enright
            J. Scott Enright
            Attorney-in-Fact