Form 10-Q
period 2001-05-31
EMMIS COMMUNICATIONS CORP
filed 2001-07-16
CIK 783005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2001 or

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

Yes     X        No____________
   ------------

     The number of shares outstanding of each of the Registrant's classes of common stock, as of July 10, 2001, was:

            42,116,902       Shares of Class A Common Stock, $.01 Par Value
             5,230,396       Shares of Class B Common Stock, $.01 Par Value
                     0       Shares of Class C Common Stock, $.01 Par Value

                                      INDEX

                                                                           Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS......................................3

PART I  - FINANCIAL INFORMATION

    Item 1.  Financial Statements.............................................4

         Condensed Consolidated Statements of
             Operations for the three months
             ended May 31, 2000 and 2001......................................4

         Condensed Consolidated Balance Sheets
             as of February 28, 2001 and May 31, 2001.........................5

         Condensed Consolidated Statements of Cash
             Flows for the three months ended
             May 31, 2000 and 2001............................................7

         Notes to Condensed Consolidated
             Financial Statements.............................................9

    Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations..............................................20

    Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk..........................................24

PART II  - OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................25

    Item 6.  Exhibits and Reports on Form 8-K................................25

    Signatures ..............................................................26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

     We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of May 31, 2001, and the related condensed consolidated statements of operations for the three-month periods ended May 31, 2000 and 2001, and the condensed consolidated statements of cash flows for the three-month periods ended May 31, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of February 28, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented separately  herein),  and in our report  dated March 29,  2001,  we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                      ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
June 26, 2001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (Unaudited, in thousands, except per share data)

                                                                     Three Months
                                                                     Ended May 31,
                                                                2000              2001
                                                            ------------      ------------

GROSS REVENUES                                              $    118,247      $    160,155
LESS:  AGENCY COMMISSIONS                                         17,728            22,820
                                                             -----------      ------------

NET REVENUES                                                     100,519           137,335
Operating expenses                                                61,856            89,052
International business
  development expenses                                               404               238
Corporate expenses                                                 3,720             4,719
Depreciation and amortization                                     14,272            24,136
Time brokerage fee                                                     -               479
Non-cash compensation                                              1,664             2,740
Restructuring fees and other                                           -               572
                                                            ------------      ------------

OPERATING INCOME                                                  18,603            15,399
                                                            ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                (8,412)          (34,652)
  Minority interest                                                  524               147
  Other income (expense), net                                       (214)              448
                                                            ------------      ------------
   Total other income (expense)                                   (8,102)          (34,057)
                                                            ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 10,501          (18,658)
PROVISION (BENEFIT) FOR INCOME TAXES                               4,590           (5,181)
                                                            ------------      -----------

NET INCOME (LOSS)                                                  5,911          (13,477)
                                                            ------------      -----------

PREFERRED STOCK DIVIDENDS                                          2,246             2,246
                                                            ------------      ------------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                                              $      3,665      $   (15,723)
                                                            ============      ===========

   Basic net income (loss) per common share                 $       0.08      $     (0.33)
                                                            ============      ===========

   Diluted net income (loss) per common share               $       0.08      $     (0.33)
                                                            ============      ===========

   Weighted average common shares outstanding:
     Basic                                                        46,269            47,258
     Diluted                                                      48,012            47,258

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                           February 28,           May 31,
                                                              2001                 2001
                                                          ------------        --------------
                                                            (Note 1)            (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $       59,899      $       13,606
   Accounts receivable, net                                       97,281             106,142
   Prepaid expenses                                               17,096              18,939
   Other                                                          40,830              31,487
                                                          --------------      --------------

        Total current assets                                     215,106             170,174

   Property and equipment, net                                   237,887             241,280
   Intangible assets, net                                      1,981,097           2,124,886
   Cash held in escrow                                                 -              93,000
   Other assets, net                                              72,782              65,819
                                                          --------------      --------------

               Total assets                               $    2,506,872      $    2,695,159
                                                          ==============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $       34,206      $       35,551
   Current portion of other
      long-term debt                                               4,187               4,046
   Current portion of TV program
      rights payable                                              28,192              24,613
   Accrued salaries and commissions                               10,342              11,569
   Accrued interest                                               17,038              10,144
   Deferred revenue                                               17,418              18,214
   Other                                                           5,768               6,545
                                                           -------------      --------------


         Total current liabilities                               117,151             110,682

Credit facility and senior
   subordinated notes                                          1,380,000           1,385,000
Senior discount notes                                                  -             207,026
TV program rights payable, net of
   current portion                                                47,567              47,189
Other long-term debt, net of
   current portion                                                13,684              13,244
Other noncurrent liabilities                                       5,531               6,894
Deferred income taxes                                            135,468             128,990
                                                          --------------      --------------

               Total liabilities                               1,699,401           1,899,025
                                                          --------------      --------------


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                                            February 28,             May 31,
                                                                2001                 2001
                                                          ----------------    ----------------
                                                              (Note 1)            (Unaudited)


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Series A cumulative convertible
      preferred stock, $.01 par value;
      $50.00 liquidation value;
      authorized 10,000,000 shares;
      2,875,000 shares issued and
      outstanding at February 28, 2001
      and  May 31, 2001                                                 29               29
  Class A common stock, $.01
      par value; authorized 170,000,000
      shares; issued and outstanding
      41,900,315 shares at February 28, 2001
      and 42,110,094 shares at May 31, 2001                            419              421
  Class B common stock, $.01
      par value; authorized 30,000,000
      shares; issued and outstanding
      5,230,396 shares at February 28, 2001
      and May 31, 2001                                                  52               52
  Additional paid-in capital                                       830,299           835,159
  Accumulated deficit                                              (22,730)          (38,453)
  Accumulated other comprehensive loss                                (598)           (1,074)
                                                          ----------------    --------------

         Total shareholders' equity                                807,471          796,134
                                                          ----------------    --------------

               Total liabilities and
                  shareholders' equity                    $      2,506,872    $   2,695,159
                                                          ================    ==============

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited, dollars in thousands)


                                                                        Three Months
                                                                         Ended May 31,
                                                                    2000             2001
                                                               -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $      5,911      $   (13,477)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities -
      Depreciation and amortization                                  17,586           29,377
      Accretion of interest on senior discount notes                      -            4,414
      Provision for bad debts                                         1,545            1,633
      Provision for deferred income taxes                             1,988           (5,181)
      Non-cash compensation                                           1,664            2,740
      Other                                                             432           (1,178)
  Changes in assets and liabilities -
      Accounts receivable                                           (14,497)         (10,648)
      Prepaid expenses and other current assets                      (1,641)           7,444
      Other assets                                                   (1,118)          (2,204)
      Accounts payable and accrued liabilities                       (1,957)          (5,178)
      Deferred revenue                                                1,855              796
      Other liabilities                                              (3,872)          (2,814)
                                                               ------------      -----------

      Net cash provided by operating activities                       7,896            5,724
                                                               ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (2,958)          (9,090)
  Cash paid for acquisitions                                        (36,662)        (140,746)
  Other                                                                   -           (3,231)
                                                               ------------      -----------

      Net cash used in investing activities                         (39,620)        (153,067)
                                                               ------------      -----------


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                                                        Three Months
                                                                         Ended May 31,
                                                                    2000            2001
                                                               -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                         (23,788)              -
  Proceeds from long-term debt                                        54,388           5,000
  Proceeds from senior discount notes offering                             -         202,612
  Cash held in escrow                                                      -         (93,000)
  Proceeds from exercise of stock options                              5,751             725
  Preferred stock dividends paid                                      (2,246)         (2,246)
  Debt related costs                                                       -         (12,041)
                                                               -------------    ------------

    Net cash provided by financing activities                         34,105         101,050
                                                               -------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          2,381         (46,293)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                 17,370          59,899
                                                               -------------    ------------

  End of period                                                $      19,751    $     13,606
                                                               =============    ============


SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
    Interest                                                   $      12,968    $     35,691
    Income taxes                                                         234             857


ACQUISITION OF LOS ANGELES MAGAZINE:
  Fair value of assets acquired                                $      39,520    $          -
  Cash paid                                                           36,827               -
                                                               -------------    ------------
  Liabilities recorded                                         $       2,693    $          -
                                                               =============    ============

ACQUISITION OF KKLT-FM, KTAR-AM and
 KMVP-AM:
  Fair value of assets acquired                                $           -         160,746
  Cash paid, net of deposit                                                -         140,746
  Deposit paid in June 2000                                                -          20,000
                                                               -------------    ------------
  Liabilities recorded                                         $           -    $          -
                                                               =============    ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2001

                                   (Unaudited)

Note 1.  General

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation and its subsidiaries (collectively, "Emmis" or the "Company"). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 2001. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the estimated period benefited or the remainder of the fiscal year.

     In the opinion of the registrant, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2001 and the results of its operations and cash flows for the three months ended May 31, 2000 and 2001.

     The Company's results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.


Note 2.  Significant Events

     On March 28, 2001, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from the Company's March 2001 senior discount notes offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement. The total purchase price was allocated to property and equipment and broadcast licenses based on a preliminary appraisal. Broadcast licenses are included in intangible assets in the accompanying condensed consolidated balance sheets and are being amortized over 40 years.

     On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $11.5 million of debt issuance costs. The notes, which are structurally subordinate to the credit facility and senior subordinated notes, accrete interest at a rate of 12.5% per year, compounded semi-annually to an aggregate principal amount of $370.0 million on March 15, 2006.

Commencing on September 15, 2006, interest is payable in cash on each March 15 and September 15, with the aggregate principal amount of $370.0 million due on March 15, 2011. A portion of the net proceeds was used to fund the acquisition of three radio stations in Phoenix, Arizona and the remaining net proceeds ($93.0 million) were placed in escrow. In June 2001, upon completion of the Company's reorganization (see Note 8 for further discussion), the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

     During the three months ended May 31, 2001, the Company incurred a restructuring charge of $0.6 million associated with centralizing certain technical functions within the television division. This charge consists of severance and related costs for approximately 30 employees and will be fully paid by the quarter ended August 31, 2002.


Note 3.   Pro Forma Financial Information

     Unaudited pro forma summary information is presented below for the three months ended May 31, 2000 and 2001, assuming the following events all had occurred on the first day of the pro forma periods presented below: (a) the acquisition of (i) KKLT-FM, KTAR-AM and KMVP-AM in March 2001, (ii) KALC-FM in January 2001, (iii) KZLA-FM, eight network-affiliated television stations from Lee Enterprises, Inc. and KPNT-FM, KXOK-FM AND KIHT-FM in October 2000, and (iv) KKFR-FM and KXPK-FM in August 2000; (b) the disposition of (i) WTLC-AM in April 2001 and (ii) WKKX in October 2000; (c) the issuance of the senior discount notes in March 2001 and (d) the refinancing of the credit facility in December 2000.

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

                                                          Three Months
                                                          Ended May 31,
                                                           (Pro Forma)
                                                    2000                2001
                                               -------------       -------------
                                            (In thousands,except per share data)

   Net revenues                                $     148,455       $     137,335
                                               =============       =============

   Broadcast/publishing cash flow              $      56,318       $     48,283
                                               =============       ============

   Net income (loss)                           $     (2,930)       $    (14,515)
                                               ============        ============

   Net income (loss) available to
     common shareholders                       $     (5,176)       $    (16,761)
                                               ============        ============

   Basic net income (loss) per
     common share                              $       (0.11)      $      (0.35)
                                               =============       ============

   Diluted net income (loss) per
     common share                              $       (0.11)      $      (0.35)
                                               =============       ============

   Weighted average shares outstanding:

     Basic                                            46,269             47,258
     Diluted                                          46,269             47,258

Note 4.   Basic and Diluted Net Income Per Common Share

     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2000 and 2001 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock is not included in the calculation of diluted net income per common share for the three months ended May 31, 2000 and 2001 as the effect of its conversion to common stock would be antidilutive. For the three months ended May 31, 2000, the difference between the weighted-average shares outstanding used to compute basic and diluted EPS is attributable to dilution caused by stock options. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock amounted to approximately 3.7 million for the three months ended May 31, 2000 and 2001.


Note 5.   Comprehensive Income

        Comprehensive income was comprised of the following for the three months ended May 31, 2000 and 2001 (dollars in thousands):

                                                         Three Months
                                                         Ended May 31,
                                                    2000                2001
                                                ------------        ------------

       Net income (loss)                       $      5,911        $    (13,477)
       Translation adjustment                           324                 512
       Change in fair value of
         derivative instruments                           -                (988)
                                               ------------        ------------

       Total comprehensive
         income (loss)                         $      6,235        $    (13,953)
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

     The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three months ended May 31, 2000 and 2001 were $1.3 million and $1.1 million, respectively. Long lived assets of this radio station as of May 31, 2000 and 2001 were $12.1 million and $8.5 million, respectively. Emmis acquired two radio stations in Buenos Aires, Argentina in November 1999. Total revenues of these stations for the three months ended May 31, 2000 and 2001 were $1.4 million and $1.9 million, respectively. Long lived assets of these radio stations as of May 31, 2000 and 2001 were $19.2 million and $18.1 million, respectively.

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

     The accounting policies as described in the summary of significant accounting policies included in the Company's Annual Report filed on Form 10-K for the year ended February 28, 2001, are applied consistently across segments.


Three Months Ended                                     Publishing
May 31, 2001                 Radio       Television    and Other     Interactive     Corporate    Consolidated
--------------------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Net revenue               $    65,352   $    53,795   $    18,084    $       104    $        --    $   137,335
Operating expenses             36,027        35,672        17,036            317             --         89,052
                          -----------   -----------   -----------    -----------    -----------    -----------
Broadcast/publishing
  cash flow                    29,325        18,123         1,048           (213)            --         48,283
International business
  development expenses             --            --            --             --            238            238
Corporate expenses                 --            --            --             --          4,719          4,719
Depreciation and
  amortization                  7,843        13,057         2,138              2          1,096         24,136
Time brokerage fee                479            --            --             --             --            479
Non-cash compensation              --            --            --             --          2,740          2,740
Restructuring fees
  and other                        --            --            --             --            572            572
                          -----------   -----------   -----------    -----------    -----------    -----------
Operating income (loss)   $    21,003   $     5,066   $    (1,090)   $      (215)   $    (9,365)   $    15,399
                          ===========   ===========   ===========    ===========    ===========    ===========
Total assets              $ 1,082,159   $ 1,309,355   $    93,675    $        73    $   209,897    $ 2,695,159
                          ===========   ===========   ===========    ===========    ===========    ===========





Three Months Ended                                        Publishing
May 31, 2000                     Radio      Television    and Other    Interactive   Corporate   Consolidated
--------------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Net revenue                    $   54,463   $   28,142   $   17,914    $       --    $       --    $  100,519
Operating expenses                 28,825       16,808       16,103           120            --        61,856
                               ----------   ----------   ----------    ----------    ----------    ----------
Broadcast/publishing
     cash flow                     25,638       11,334        1,811          (120)           --        38,663
International business
     development expenses              --           --           --            --           404           404
Corporate expenses                     --           --           --            --         3,720         3,720
Depreciation and
     amortization                   3,637        5,942        3,768            --           925        14,272
Time brokerage fee                     --           --           --            --            --            --
Non-cash compensation                  --           --           --            --         1,664         1,664
Restructuring fees and other           --           --           --            --            --            --
                               ----------   ----------   ----------    ----------    ----------    ----------
Operating income (loss)        $   22,001   $    5,392   $   (1,957)   $     (120)   $   (6,713)   $   18,603
                               ==========   ==========   ==========    ==========    ==========    ==========
Total assets                   $  481,544   $  698,480   $  104,500    $       --    $   85,592    $1,370,116
                               ==========   ==========   ==========    ==========    ==========    ==========



Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors

     Emmis has historically conducted most of its business through subsidiaries, and with the corporate reorganization (the "Corporate Reorganization") that occurred on June 22, 2001 (see Note 8 for further discussion), Emmis now conducts virtually all its business through subsidiaries. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the "Subsidiary Guarantors"). As of February 28, 2001 and May 31, 2001, subsidiaries holding Emmis' interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries conducting joint ventures with third parties, did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors"). The claims of creditors of Emmis subsidiaries have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2001 and May 31, 2001 and for the three months ended May 31, 2000 and 2001. This information is presented without giving effect to the Corporate Reorganization, which occurred after May 31, 2001.

     Emmis uses the equity method with respect to investments in subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                                Emmis Communications Corporation
                             Condensed Consolidating Balance Sheet
                                       As of May 31, 2001
                              (Unaudited, dollars in thousands)

                                                                                  Eliminations
                                        Parent                     Subsidiary        and
                                        Company      Subsidiary       Non-       Consolidating
                                         Only        Guarantors    Guarantors       Entries     Consolidated

CURRENT ASSETS:
     Cash and cash equivalents        $     4,220    $     7,841   $     1,545    $        --    $    13,606
     Accounts receivable, net                  --        101,686         4,456             --        106,142
     Prepaid expenses                       2,445         16,064           430             --         18,939
     Other                                 13,463         17,906           118             --         31,487
                                      -----------    -----------   -----------    -----------    -----------
       Total current assets                20,128        143,497         6,549             --        170,174

     Property and equipment, net           37,981        199,125         4,174             --        241,280
     Intangible assets, net                    --      2,104,201        20,685             --      2,124,886
     Cash held in escrow                   93,000             --            --             --         93,000
     Investment in affiliates           2,333,615             --            --     (2,333,615)            --
     Other assets, net                     59,123         11,828         1,787         (6,919)        65,819
                                      -----------    -----------   -----------    -----------    -----------
       Total assets                   $ 2,543,847    $ 2,458,651   $    33,195    $(2,340,534)   $ 2,695,159
                                      ===========    ===========   ===========    ===========    ===========


  CURRENT LIABILITIES:
     Accounts payable                 $    10,659    $    19,952   $     4,940    $        --    $    35,551
     Current portion of other
       long-term debt                          34             22         3,990             --          4,046
     Current portion of TV
       program rights payable                  --         24,613            --             --         24,613
     Accrued salaries and
       commissions                            554         10,520           495             --         11,569
     Accrued interest                       9,367             --           777             --         10,144
     Deferred revenue                          --         18,214            --             --         18,214
     Other                                  3,950          2,595            --             --          6,545
                                      -----------    -----------   -----------    -----------    -----------
       Total current liabilities           24,564         75,916        10,202             --        110,682

   Credit facility and senior
     subordinated notes                 1,385,000             --            --             --      1,385,000
   Senior discount notes                  207,026             --            --             --        207,026
   TV program rights payable,
     net of current portion                    --         47,189            --             --         47,189
   Other long-term debt, net of
     current portion                           37            533        19,593         (6,919)        13,244
   Other noncurrent liabilities             2,010          4,384           500             --          6,894
   Deferred income taxes                  128,990             --            --             --        128,990
                                      -----------    -----------   -----------    -----------    -----------
     Total liabilities                  1,747,627        128,022        30,295         (6,919)     1,899,025

   Shareholders' equity
     Series A preferred stock                  29             --            --             --             29
     Class A common stock                     421             --            --             --            421
     Class B common stock                      52             --            --             --             52
     Additional paid-in capital           835,159             --         4,393         (4,393)       835,159
     Subsidiary investment                     --      1,968,935        17,591     (1,986,526)            --
     Retained earnings/
       (accumulated deficit)              (38,453)       361,694       (18,998)      (342,696)       (38,453)
     Accumulated other
       comprehensive loss                    (988)            --           (86)            --         (1,074)
                                      -----------    -----------   -----------    -----------    -----------
         Total shareholders' equity       796,220      2,330,629         2,900     (2,333,615)       796,134
                                      -----------    -----------   -----------    -----------    -----------
         Total liabilities and
           shareholders' equity       $ 2,543,847    $ 2,458,651   $    33,195    $(2,340,534)   $ 2,695,159
                                      ===========    ===========   ===========    ===========    ===========


                               Emmis Communications Corporation
                            Condensed Consolidating Balance Sheet
                                  As of February 28, 2001
                              (Note 1, dollars in thousands)

                                                                                         Eliminations
                                              Parent                      Subsidiary        and
                                              Company      Subsidiary        Non-       Consolidating
                                               Only        Guarantors     Guarantors       Entries     Consolidated

CURRENT ASSETS:
     Cash and cash equivalents              $    55,175    $     4,018   $       706    $        --    $    59,899
     Accounts receivable, net                        --         91,754         5,527             --         97,281
     Prepaid expenses                             2,032         14,737           327             --         17,096
     Other                                       15,902         24,152           776             --         40,830
                                            -----------    -----------   -----------    -----------    -----------
       Total current assets                      73,109        134,661         7,336             --        215,106

     Property and equipment, net                 38,151        195,404         4,332             --        237,887
     Intangible assets, net                          --      1,959,341        21,756             --      1,981,097
     Investment in affiliates                 2,169,602             --            --     (2,169,602)            --
     Other assets, net                           68,113          9,706         1,882         (6,919)        72,782
                                            -----------    -----------   -----------    -----------    -----------
       Total assets                         $ 2,348,975    $ 2,299,112   $    35,306    $(2,176,521)   $ 2,506,872
                                            ===========    ===========   ===========    ===========    ===========

   CURRENT LIABILITIES:
     Accounts payable                       $     6,908    $    22,499   $     4,799    $        --    $    34,206
     Current portion of other
       long-term debt                                34             18         4,135             --          4,187
     Current portion of TV
       program rights payable                        --         28,192            --             --         28,192
     Accrued salaries and
       commissions                                1,410          8,482           450             --         10,342
     Accrued interest                            16,236             --           802             --         17,038
     Deferred revenue                                --         17,418            --             --         17,418
     Other                                          813          4,955            --             --          5,768
                                            -----------   -----------    -----------    -----------    -----------
       Total current liabilities                 25,401         81,564        10,186             --        117,151

   Credit facility and senior
     subordinated notes                       1,380,000             --            --             --      1,380,000
   Senior discount notes                             --             --            --             --             --
   TV program rights payable,
     net of current portion                          --         47,567            --             --         47,567
   Other long-term debt, net of
     current portion                                 37            598        19,968         (6,919)        13,684
   Other noncurrent liabilities                      --          4,884           647             --          5,531
   Deferred income taxes                        135,468             --            --             --        135,468
                                            -----------    -----------   -----------    -----------    -----------
     Total liabilities                        1,540,906        134,613        30,801         (6,919)     1,699,401

   Shareholders' equity
     Series A preferred stock                        29             --            --             --             29
     Class A common stock                           419             --            --             --            419
     Class B common stock                            52             --            --             --             52
     Additional paid-in capital                 830,299             --         4,393         (4,393)       830,299
     Subsidiary investment                           --      1,818,050        17,581     (1,835,631)            --
     Retained earnings /
       (accumulated deficit)                    (22,730)       346,449       (16,871)      (329,578)       (22,730)
     Accumulated other
       comprehensive loss                            --             --          (598)            --           (598)
                                            -----------    -----------   -----------    -----------    -----------
     Total shareholders' equity                 808,069      2,164,499         4,505     (2,169,602)       807,471
                                            -----------    -----------   -----------    -----------    -----------
         Total liabilities and
           shareholders' equity             $ 2,348,975    $ 2,299,112   $    35,306    $(2,176,521)   $ 2,506,872
                                            ===========    ===========   ===========    ===========    ===========


                               Emmis Communications Corporation
                        Condensed Consolidating Statement of Operations
                           For the Three Months Ended May 31, 2001
                              (Unaudited, dollars in thousands)


                                                                                                      Eliminations
                                                        Parent                         Subsidiary         and
                                                       Company         Subsidiary         Non-        Consolidating
                                                         Only          Guarantors      Guarantors        Entries       Consolidated
   Net revenues                                        $     343       $ 134,041       $   2,951       $      --       $ 137,335
     Operating expenses                                      313          85,312           3,427              --          89,052
     International business
       development expenses                                   --             238              --              --             238
     Corporate expenses                                    4,719              --              --              --           4,719
     Depreciation and amortization                         1,096          22,214             826              --          24,136
     Time brokerage fee                                       --             479              --              --             479
     Non-cash compensation                                 2,055             685              --              --           2,740
     Restructuring fees and other                            572              --              --              --             572
                                                       ---------       ---------       ---------       ---------       ---------
   Operating income (loss)                                (8,412)         25,113          (1,302)             --          15,399
                                                       ---------       ---------       ---------       ---------       ---------
   Other income (expense)
     Interest expense                                    (33,764)           (245)           (811)            168         (34,652)
     Minority interest                                        --              --              --             147             147
     Other income (expense), net                             910            (280)            (14)           (168)            448
                                                       ---------       ---------       ---------       ---------       ---------
   Total other income (expense)                          (32,854)           (525)           (825)            147         (34,057)
                                                       ---------       ---------       ---------       ---------       ---------

   Income (loss) before income taxes                     (41,266)         24,588          (2,127)            147         (18,658)

   Provision (benefit) for income
     taxes                                               (14,524)          9,343              --              --          (5,181)
                                                       ---------       ---------       ---------       ---------       ---------
                                                         (26,742)         15,245          (2,127)            147         (13,477)
   Equity in earnings (loss) of
     subsidiaries                                         13,265              --              --         (13,265)             --
                                                       ---------       ---------       ---------       ---------       ---------
   Net income (loss)                                     (13,477)         15,245          (2,127)        (13,118)        (13,477)
   Less: Preferred stock dividends                         2,246              --              --              --           2,246
                                                       ---------       ---------       ---------       ---------       ---------
   Net income (loss) available to common
     shareholders                                      $ (15,723)      $  15,245       $  (2,127)      $ (13,118)      $ (15,723)
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


                                                                                                      Eliminations
                                                       Parent                       Subsidiary           and
                                                      Company          Subsidiary        Non-        Consolidating
                                                        Only           Guarantors     Guarantors        Entries       Consolidated
   Net revenues                                        $     392       $  97,441       $   2,686       $      --       $ 100,519
     Operating expenses                                      328          58,531           2,997              --          61,856
     International business
       development expenses                                   --             404              --              --             404
     Corporate expenses                                    3,720              --              --              --           3,720
     Depreciation and amortization                           925          12,445             902              --          14,272
     Time brokerage fee                                       --              --              --              --              --
     Non-cash compensation                                 1,248             416              --              --           1,664
     Restructuring fees and other                             --              --              --              --              --
                                                       ---------       ---------       ---------       ---------       ---------
   Operating income (loss)                                (5,829)         25,645          (1,213)             --          18,603
                                                       ---------       ---------       ---------       ---------       ---------
   Other income (expense)
     Interest expense                                     (7,546)            (57)           (969)            160          (8,412)

     Minority interest                                        --              --              --             524             524
     Other income (expense), net                             165             (64)           (155)           (160)           (214)
                                                       ---------       ---------       ---------       ---------       ---------

   Total other income (expense)                           (7,381)           (121)         (1,124)            524          (8,102)
                                                       ---------       ---------       ---------       ---------       ---------

   Income (loss) before income taxes                     (13,210)         25,524          (2,337)            524          10,501

   Provision (benefit) for income
     taxes                                                (4,854)          9,444              --              --           4,590
                                                       ---------       ---------       ---------       ---------       ---------
                                                          (8,356)         16,080          (2,337)            524           5,911

   Equity in earnings (loss) of
     subsidiaries                                         14,267              --              --         (14,267)             --
                                                       ---------       ---------       ---------       ---------       ---------
   Net income (loss)                                       5,911          16,080          (2,337)        (13,743)          5,911

   Less: Preferred stock dividends                         2,246              --              --              --           2,246
                                                       ---------       ---------       ---------       ---------       ---------
   Net income (loss) available to common
     shareholders                                      $   3,665       $  16,080       $  (2,337)      $ (13,743)      $   3,665
                                                       =========       =========       =========       =========       =========


                                         Emmis Communications Corporation
                                 Condensed Consolidating Statement of Cash Flows
                                     For the Three Months Ended May 31, 2001
                                       (Unaudited, dollars in thousands)

                                                                                                      Eliminations
                                                            Parent                      Subsidiary        and
                                                           Company      Subsidiary          Non-      Consolidating
                                                             Only       Guarantors       Guarantors      Entries      Consolidated
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                                     $ (13,477)     $  15,245      $  (2,127)     $ (13,118)     $ (13,477)
     Adjustments to reconcile net
       income (loss) to net cash provided
       (used) by operating
       activities -
       Depreciation and amortization                           2,280         26,271            826             --         29,377
       Accretion of interest on senior
         discount notes                                        4,414             --             --             --          4,414
       Provision for bad debts                                    --          1,633             --             --          1,633
       Provision for deferred income
         taxes                                                (5,181)            --             --             --         (5,181)
       Non-cash compensation                                   2,055            685             --             --          2,740
       Equity in earnings of
         subsidiaries                                        (13,265)            --             --         13,265             --
       Other                                                  (1,605)            62            512           (147)        (1,178)
     Changes in assets and
       liabilities -
       Accounts receivable                                        --        (11,719)         1,071             --        (10,648)
       Prepaid expenses and other
         current assets                                        2,026          4,863            555             --          7,444
       Other assets                                            3,078         (5,377)            95             --         (2,204)
       Accounts payable and accrued
         liabilities                                          (3,110)        (2,229)           161             --         (5,178)
   Deferred revenue                                               --            796             --             --            796
       Other liabilities                                       5,147         (7,439)          (522)            --         (2,814)
                                                           ---------      ---------      ---------      ---------      ---------
         Net cash provided (used) by
           operating activities                              (17,638)        22,791            571             --          5,724
                                                           ---------      ---------      ---------      ---------      ---------

   CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of property and
       equipment                                                (899)        (8,203)            12             --         (9,090)
   Cash paid for acquisitions                                     --       (140,746)            --             --       (140,746)
     Other                                                    (3,231)            --             --             --         (3,231)
                                                           ---------      ---------      ---------      ---------      ---------
         Net cash provided (used) by
           investing activities                               (4,130)      (148,949)            12             --       (153,067)
                                                           ---------      ---------      ---------      ---------      ---------

   CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on long-term debt                                   --             --             --             --             --
     Proceeds from long-term debt                              5,000             --             --             --          5,000
     Proceeds from senior discount notes
       offering                                              202,612             --             --             --        202,612
     Cash held in escrow                                     (93,000)            --             --             --        (93,000)
     Proceeds from exercise of stock
       options                                                   725             --             --             --            725
     Intercompany                                           (130,237)       129,981            256             --             --
     Preferred stock dividends paid                           (2,246)            --             --             --         (2,246)
     Debt related costs                                      (12,041)            --             --             --        (12,041)
                                                           ---------      ---------      ---------      ---------      ---------
         Net cash provided (used)  by
           financing activities                              (29,187)       129,981            256             --        101,050
                                                           ---------      ---------      ---------      ---------      ---------

   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS:                                       (50,955)         3,823            839             --        (46,293)
     Beginning of period                                      55,175          4,018            706             --         59,899
                                                           ---------      ---------      ---------      ---------      ---------
   End of period                                           $   4,220      $   7,841      $   1,545      $      --      $  13,606
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


                                                                                                        Eliminations
                                                             Parent                      Subsidiary        and
                                                            Company      Subsidiary          Non-      Consolidating
                                                              Only        Guarantors      Guarantors      Entries      Consolidated
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                                      $  5,911       $ 16,080       $ (2,337)      $(13,743)      $  5,911
     Adjustments to reconcile net
       income (loss) to net cash provided
       (used) by operating
       activities -
       Depreciation and amortization                           1,395         15,289            902             --         17,586
       Accretion of interest on senior
         discount notes                                           --             --             --             --             --
       Provision for bad debts                                    --          1,545             --             --          1,545
       Provision for deferred income
         taxes                                                 1,988             --             --             --          1,988
       Non-cash compensation                                   1,248            416             --             --          1,664
       Equity in earnings of
         subsidiaries                                        (14,267)            --             --         14,267             --
       Other                                                     633             --            323           (524)           432
     Changes in assets and
       liabilities -
       Accounts receivable                                        --        (14,831)           334             --        (14,497)
       Prepaid expenses and other
         current assets                                        1,229         (3,337)           467             --         (1,641)
       Other assets                                              598         (1,778)            62             --         (1,118)
       Accounts payable and accrued
         liabilities                                          (5,784)         3,788             39             --         (1,957)
   Deferred revenue                                               --          1,855             --             --          1,855
       Other liabilities                                       1,323         (4,493)          (702)            --         (3,872)
                                                            --------       --------       --------       --------       --------
        Net cash provided (used) by
           operating activities                               (5,726)        14,534           (912)            --          7,896
                                                            --------       --------       --------       --------       --------

   CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Purchase of property and
       equipment                                                (833)        (2,114)           (11)            --         (2,958)
     Cash paid for acquistions                                    --        (36,662)            --             --        (36,662)
     Other                                                        --             --             --             --             --
                                                            --------       --------       --------       --------       --------
        Net cash used by investing
           activities                                           (833)       (38,776)           (11)            --        (39,620)
                                                            --------       --------       --------       --------       --------

   CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payments on long-term debt                              (23,788)            --             --             --        (23,788)
     Proceeds from long-term debt                             54,388             --             --             --         54,388
     Proceeds from senior discount notes
       offering                                                   --             --             --             --             --
     Cash held in escrow                                          --             --             --             --             --
     Proceeds from exercise of stock
       options                                                 5,751             --             --             --          5,751
     Intercompany                                            (23,223)        24,332         (1,109)            --             --
     Preferred stock dividends paid                           (2,246)            --             --             --         (2,246)
     Debt related costs                                           --             --             --             --             --
                                                            --------       --------       --------       --------       --------
         Net cash provided (used) by
           financing activities                               10,882         24,332         (1,109)            --         34,105
                                                            --------       --------       --------       --------       --------

   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS:                                         4,323             90         (2,032)            --          2,381
     Beginning of period                                         448          2,564         14,358             --         17,370
                                                            --------       --------       --------       --------       --------
     End of period                                          $  4,771       $  2,654       $ 12,326       $     --       $ 19,751
                                                            ========       ========       ========       ========       ========

Note 8.    Subsequent Event

     On June 22, 2001, Emmis Communications Corporation transferred all of its assets and substantially all of its liabilities, including its credit facility and its outstanding senior subordinated notes, to Emmis Operating Company, a newly formed, wholly-owned subsidiary. As a result, effective June 22, 2001, Emmis Communications Corporation is a holding company that conducts substantially all of its business operations through Emmis Operating Company and its subsidiaries. Emmis Communications Corporation is still the issuer of the Class A, Class B and Class C common stock, the convertible preferred stock and the senior discount notes. Effective June 22, 2001, both Emmis Communications Corporation and Emmis Operating Company are SEC registrants with separate reporting requirements.

     In June 2001, Emmis Communications Corporation filed an Exchange Offer Registration Statement with the SEC to exchange the senior discount notes for new senior discount notes registered under the Securities Act. The terms of the new senior discount notes are identical to the terms of the senior discount notes they replaced. Also in June 2001, Emmis filed a universal shelf registration statement that gives Emmis and its subsidiaries the ability to issue up to $500.0 million in various debt or equity securities.


Note 9.    Reclassifications

     Certain reclassifications have been made to the May 31, 2000 and February 28, 2001 financial statements to be consistent with the May 31, 2001 presentation. The reclassifications have no impact on net income or retained earnings previously reported.


Item  2.  Management's   Discussion  and  Analysis  of  Financial  Condition
          and  Results of Operations

Note: Certain statements included in this report which are not statements of historical fact, including but not limited to those identified with the words
"expect," "will" or "look" are intended to be, and are, identified as "forward-looking statements," as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising; our ability to service our outstanding debt; increased competition in our markets and the broadcasting industry; inability to obtain necessary approvals for purchases or sale transactions or to complete the transactions; changes in the costs of programming; inability to grow through suitable acquisitions, including the desired radio; tax and other regulatory or practical limitations on the Company's ability to effectively separate the Company's radio and television businesses; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.


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


Results of Operations for the Three Months Ended May 31, 2001 Compared to May 31, 2000

     Net revenues for the three months ended May 31, 2001 were $137.3 million compared to $100.5 million for the same period of the prior year, an increase of $36.8 million or 36.6%. On a pro forma basis (after giving effect to all acquisitions consummated since March 1, 2000), net revenues decreased $11.1 million, or 7.5%. The decrease in net revenues is generally due to a softening U.S. economy resulting in an overall decrease in advertisement sales, coupled with a sharp decrease in dot.com advertising in the three months ended May 31, 2001 as compared to the same period of the prior year.

     Operating expenses for the three months ended May 31, 2001 were $89.1 million compared to $61.9 million for the same period of the prior year, an increase of $27.2 million or 44.0%. On a pro forma basis, operating expenses decreased $3.1 million, or 3.3% This decrease is primarily due to the elimination of certain operational positions in the television division and a decrease in promotional spending and sales related costs.

     Broadcast/publishing cash flow for the three months ended May 31, 2001 was $48.3 million compared to $38.7 million for the same period of the prior year, an increase of $9.6 million or 24.9%. On a pro forma basis, broadcast/publishing cash flow decreased by $8.0 million, or 14.3%. This decrease is due to decreased net revenues partially offset by decreased operating expenses as discussed above.

     Corporate expenses for the three months ended May 31, 2001 were $4.7 million compared to $3.7 million for the same period of the prior year, an increase of $1.0 million or 26.9%. This increase is largely attributable to an increase in the number of corporate employees in all departments as a result of our growth over the last twelve months.

     EBITDA before certain charges is defined as broadcast/publishing cash flow less corporate and international business development expenses. EBITDA before certain charges for the three months ended May 31, 2001 was $43.3 million compared to $34.5 million for the same period of the prior year, an increase of $8.8 million or 25.4%. On a pro forma basis, EBITDA before certain charges decreased $8.9 million, or 17.0%. This decrease reflects the decrease in broadcast/publishing cash flow coupled with the increase in corporate expenses.

     Restructuring fees and other of $0.6 million in the three months ended May 31, 2001 principally consists of severance and related costs associated with centralizing certain technical functions of the television division.

     Depreciation and amortization expense for the three months ended May 31, 2001 was $24.1 million compared to $14.3 million for the same period of the prior year, an increase of $9.8 million or 69.1%. Substantially all of the increase in depreciation and amortization expense for the three months ended May 31, 2001 is due to acquisitions consummated since March 1, 2000.

     Non-cash compensation expense for the three months ended May 31, 2001 was $2.7 million compared to $1.7 million for the same period of the prior year, an increase of $1.0 million or 64.7%. Non-cash compensation includes compensation expense associated with stock options granted, restricted common stock issued under employment agreements, common stock contributed to the Company's Profit Sharing Plan and common stock issued to employees at our discretion. This increase was due to the payment of certain employee incentives with our common stock.

     Interest expense for the three months ended May 31, 2001 was $34.7 million compared to $8.4 million for the same period of the prior year, an increase of $26.3 million or 311.9%. This increase reflects higher outstanding debt due to acquisitions consummated since March 1, 2000, all of which were financed with debt.

     Our effective tax rate for the three months ended May 31, 2001 was 27.8%, compared to 43.7% for the same period of the prior year. The decrease in our effective tax rate in the three months ended May 31, 2001 primarily resulted from the relative impact of the non-deductible tax items in relation to the change in pre-tax income (loss).

Liquidity and Capital Resources

   Capital Requirements

     Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt service and preferred stock dividend requirements.

     Emmis is constructing new operating facilities for WALA-TV in Mobile, Alabama. The project is expected to be completed in December of 2001 for an estimated cost of $11.3 million of which $3.0 million has been incurred through May 31, 2001. This project will be financed through cash flows from operating activities and/or borrowings under the credit facility.

   Capital Expenditures

     In the three month periods ended May 31, 2000 and 2001, we had capital expenditures of $3.0 million and $9.1 million, respectively. The capital expenditures in the period ended May 31, 2001 primarily related to the WALA operating facilities project, leasehold improvements to various office and
studio  facilities,   broadcast  equipment  purchases  and  tower  upgrades.  We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including costs related to our conversion to digital television. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

   Debt Service and Preferred Stock Dividend Requirements

     As of May 31, 2001, we had $1.592 billion of corporate indebtedness outstanding under our credit facility ($1.085 billion), senior subordinated notes ($0.3 billion) and senior discount notes ($0.207 billion), and an additional $17.3 million of other indebtedness. We also had $143.8 million of our convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2001, our weighted average borrowing rate under our credit facility was approximately 7.1% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 8.1%.

     Based on amounts currently outstanding under our senior subordinated notes and convertible preferred stock, the debt service and preferred stock dividend requirements for the next twelve month period are $24.4 million and $9.0 million, respectively.

   Sources of Liquidity

     Our primary sources of liquidity are cash provided by operations and funds available under our credit facility. At May 31, 2001, we had cash and cash equivalents of $13.6 million and net working capital of $59.5 million. At February 28, 2001, we had cash and cash equivalents of $59.9 million and net working capital of $98.0 million. On June 22, 2001, we effectuated our corporate reorganization (see Note 8 for further discussion) and $93.0 million that was previously held in escrow was released to us. We used the cash to repay amounts outstanding under the credit facility. At June 30, 2001, we had $315.0 million available under our credit facility, less $6.6 million in outstanding letters of credit. We expect that cash flow from operating activities will be sufficient to fund all working capital, capital expenditures, debt service, and preferred stock dividend requirements for the foreseeable future.

     As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.

Intangibles

     At May 31, 2001, approximately 79% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations' compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

Quantitative and Qualitative Disclosures About Market Risk

     Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 28, 2001.


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


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits.

        The following exhibits are filed or incorporated by reference as a part of this report:

     3.1 Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company's Form 10-K/A for the year ended February 29, 2000, and amendment relating to Series A cumulative convertible preferred stock, incorporated by reference from Exhibit 3.2 to the Company's registration statement on Form S-3 File No. 333-62172, as amended.

     3.2 Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company's Form 10-K/A for the year ended February 29, 2000.

     10.1 Guaranty  of Emmis  Communications  Corporation  in  favor of  Toronto
          Dominion (Texas), Inc., as administrative agent under the Fourth Amended and Restated Revolving Credit and Term Loan Agreement of Emmis Operating Company, as borrower.

     15   Letter re: unaudited interim financial information

  (b) Reports on Form 8-K

     On March 12, 2001, the Company filed a Form 8-K to disclose pro forma financial information.

     On March 13, 2001, the Company filed a Form 8-K disclosing its financial performance for the three and twelve months ended February 28, 2001.

     On April 12, 2001, the Company filed a Form 8-K that included its Fourth Amended and Restated Revolving Credit and Term Loan Agreement and First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EMMIS COMMUNICATIONS CORPORATION





Date:  July 16, 2001                       By:  /s/ WALTER Z. BERGER
                                           Walter Z. Berger
                                           Executive Vice President (Authorized
                                           Corporate Officer), Chief Financial
                                           Officer and Treasurer

Exhibit 15

July 16, 2001



Mr. Walter Z. Berger
Executive Vice President, Chief Financial Officer and Treasurer
Emmis Communications Corporation
One Emmis Plaza
40 Monument Circle Suite 700
Indianapolis, Indiana 46204

Dear Mr. Berger:

We are aware that Emmis Communications Corporation has incorporated by reference in its Registration Statements Nos. 33-83890, 333-14657, 333-42878, 333-62172
and 333-62160 its Form 10-Q for the quarter ended May 31, 2001, which includes our report dated June 26, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,



/s/ ARTHUR ANDERSEN LLP
----------------------------------------
ARTHUR ANDERSEN LLP