Form 10-Q
period 2001-11-30
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2002-01-14
CIK 783005, 1141732

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended November 30, 2001

           EMMIS COMMUNICATIONS CORPORATION                                    EMMIS OPERATING COMPANY
    (Exact name of registrant as specified in its                  (Exact name of registrant as specified in its
                       charter)                                                       charter)

                        INDIANA                                                        INDIANA
       (State of incorporation or organization)                       (State of incorporation or organization)

                        0-23264                                                     333-62172-13
               (Commission file number)                                       (Commission file number)

                      35-1542018                                                     35-2141064
                   (I.R.S.  Employer                                              (I.R.S.  Employer
                  Identification No.)                                            Identification No.)

                    ONE EMMIS PLAZA                                                ONE EMMIS PLAZA
                  40 MONUMENT CIRCLE                                             40 MONUMENT CIRCLE
                       SUITE 700                                                      SUITE 700
              INDIANAPOLIS, INDIANA 46204                                    INDIANAPOLIS, INDIANA 46204
       (Address of principal executive offices)                       (Address of principal executive offices)

                    (317) 266-0100                                                 (317) 266-0100
           (Registrant's Telephone Number,                                 (Registrant's Telephone Number,
                 Including Area Code)                                           Including Area Code)

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

Yes     X        No________
   ------------

     The number of shares  outstanding of each of Emmis  Communications  Corporation's  classes of common stock, as of January 2, 2002, was:

                 42,245,548         Shares of Class A Common Stock, $.01 Par Value
                  5,250,127         Shares of Class B Common Stock, $.01 Par Value
                          0         Shares of Class C Common Stock, $.01 Par Value

         Emmis Operating Company has 1,000 shares of common stock outstanding as of January 2, 2002 and all of these shares are owned by Emmis Communications Corporation.

                                                       INDEX

                                                                                                         Page
                                                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................................4

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................................................5

       Emmis Communications Corporation and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2000 and 2001...............................................5

           Condensed Consolidated Balance Sheets
                as of February 28, 2001 and November 30, 2001..............................................6

           Condensed Consolidated Statements of Cash Flows for the
                nine months ended November 30, 2000 and 2001...............................................8

       Emmis Operating Company and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2000 and 2001..............................................11

           Condensed Consolidated Balance Sheets
                as of February 28, 2001 and November 30, 2001.............................................12

           Condensed Consolidated Statements of Cash Flows for the
                nine months ended November 30, 2000 and 2001..............................................14

       Notes to Condensed Consolidated Financial Statements...............................................17

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................35

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk.........................................................................41

PART II  - OTHER INFORMATION

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Emmis Communications Corporation and Subsidiaries:

         We  have  reviewed  the  accompanying   condensed  consolidated  balance  sheet  of  Emmis  Communications
Corporation  (an  Indiana  corporation)  and  Subsidiaries  as of November  30,  2001,  and the  related  condensed consolidated  statements of operations  for the  three-month  and  nine-month  periods ended  November 30, 2000 and
2001, and the condensed  consolidated  statements of cash flows for the nine-month  periods ended November 30, 2000 and 2001. We have also reviewed the accompanying  condensed  consolidated  balance sheet of Emmis Operating Company
(an Indiana  corporation and wholly owned  subsidiary of Emmis  Communications  Corporation) and Subsidiaries as of
November 30, 2001,  and the related  condensed  consolidated  statements  of  operations  for the  three-month  and nine-month  periods ended November 30, 2000 and 2001, and the condensed  consolidated  statements of cash flows for the nine-month  periods ended November 30, 2000 and 2001.  These  financial  statements are the  responsibility  of the Companies' management.

         We conducted our reviews in accordance with standards  established by the American  Institute of Certified
Public  Accountants.  A review of  interim  financial  information  consists  principally  of  applying  analytical procedures to financial data and making  inquiries of persons  responsible  for financial and  accounting  matters.
It is  substantially  less in scope  than an audit  conducted  in  accordance  with  auditing  standards  generally accepted in the United  States,  the  objective of which is the  expression  of an opinion  regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

         Based  on our  reviews,  we are  not  aware  of any  material  modifications  that  should  be made to the financial  statements referred to above for them to be in conformity with accounting  principles generally accepted in the United States.

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
January 8, 2002.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 -------------------------------------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -----------------------------------------------
                                 (Unaudited, in thousands, except per share data)

                                                                       Three Months                    Nine Months
                                                                    Ended November 30,             Ended November 30,
                                                                    2000           2001           2000            2001
                                                                -----------     ----------     -----------    -----------

GROSS REVENUES                                                  $   168,475     $  158,371     $   414,419    $   479,311
LESS:  AGENCY COMMISSIONS                                            24,869         21,252          61,225         62,410
                                                                -----------     ----------     -----------    -----------

NET REVENUES                                                        143,606        137,119         353,194        416,901
Operating expenses                                                   84,166         87,447         207,736        261,814
Corporate expenses                                                    4,417          5,354          12,935         14,879
Depreciation and amortization                                        20,602         25,935          49,595         75,157
Time brokerage fee                                                    3,670              -           4,784            479
Non-cash compensation                                                   530          1,559           4,097          5,890
Restructuring fees and other                                          4,057              -           4,057            768
                                                                -----------     ----------     -----------    -----------

OPERATING INCOME                                                     26,164         16,824          69,990         57,914
                                                                -----------     ----------     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  (23,711)       (32,055)        (41,303)       (99,204)
  Minority interest (income)                                           (301)            20             292            132
  Loss from unconsolidated affiliates                                   307         (1,366)             (3)        (3,462)
  Other income (expense), net                                       19, 215            (26)         33,397          1,598
                                                                -----------     ----------     -----------    -----------
    Total other income (expense)                                     (4,490)       (33,427)         (7,617)      (100,936)
                                                                -----------     ----------     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                 21,674        (16,603)         62,373        (43,022)
PROVISION (BENEFIT) FOR INCOME TAXES                                 10,108         (4,905)         28,258        (11,777)
                                                                -----------     ----------     -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              11,566        (11,698)         34,115        (31,245)
EXTRAORDINARY LOSS, NET OF TAX                                            -              -               -          1,084
                                                                -----------     ----------     -----------    -----------
NET INCOME (LOSS)                                                    11,566        (11,698)         34,115        (32,329)
                                                                -----------     ----------     -----------    -----------
PREFERRED STOCK DIVIDENDS                                             2,246          2,246           6,738          6,738
                                                                -----------     ----------     -----------    -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                                 $     9,320     $  (13,944)    $    27,377    $   (39,067)
                                                                ===========     ==========     ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary item                                     $       .20     $     (.29)     $      .59    $     (.81)
  Extraordinary item, net of tax                                          -              -               -          (.02)
                                                                -----------     ----------     -----------    ----------
  Net income (loss) available to common
    shareholders                                                $       .20     $     (.29)     $      .59    $     (.83)
                                                                ===========     ==========      ==========    ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary item                                     $       .20     $     (.29)     $      .57    $     (.81)
  Extraordinary item, net of tax                                          -              -               -          (.02)
                                                                -----------     ----------     -----------    ----------
  Net income (loss) available to common
    shareholders                                                $       .20     $     (.29)     $      .57    $     (.83)
                                                                ===========     ==========      ==========    ==========

Weighted average common shares outstanding:
    Basic                                                            46,959         47,415          46,746        47,322
    Diluted                                                          47,528         47,415          47,894        47,322

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 -------------------------------------------------

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       -------------------------------------

                                     (Dollars in thousands, except share data)

                                                                          February 28,            November 30,
                                                                            2001                      2001
                                                                       ---------------         -----------------
                                                                           (Note 1)                (Unaudited)

                                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $          59,899       $           2,095
    Accounts receivable, net                                                      97,281                 112,617
    Prepaid expenses                                                              17,096                  16,553
    Other                                                                         40,830                  37,132
                                                                       -----------------       -----------------

         Total current assets                                                    215,106                 168,397

    Property and equipment, net                                                  237,887                 239,868
    Intangible assets, net                                                     1,981,097               2,105,339
    Other assets, net                                                             72,782                  67,139
                                                                       -----------------       -----------------

                  Total assets                                         $       2,506,872       $       2,580,743
                                                                       =================       =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $          34,206       $          41,715
    Current portion of other
       long-term debt                                                              4,187                   5,078
    Current portion of TV program
       rights payable                                                             28,192                  30,986
    Accrued salaries and commissions                                              10,342                   5,395
    Accrued interest                                                              17,038                   8,164
    Deferred revenue                                                              17,418                  15,613
    Other                                                                          5,768                  20,750
                                                                       -----------------       -----------------

          Total current liabilities                                              117,151                 127,701

Credit facility and senior
    subordinated notes                                                         1,380,000               1,272,000
Senior discount notes                                                                  -                 219,891
TV program rights payable, net of
    current portion                                                               47,567                  42,420
Other long-term debt, net of
    current portion                                                               13,684                  14,049
Other noncurrent liabilities                                                       5,531                  16,324
Deferred income taxes                                                            135,468                 116,672
                                                                       -----------------       -----------------

                  Total liabilities                                            1,699,401               1,809,057
                                                                       -----------------       -----------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                           February 28,             November 30,
                                                                               2001                     2001
                                                                       -------------------     --------------------
                                                                             (Note 1)                (Unaudited)

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Series A cumulative convertible
       preferred stock, $.01 par value;
       $50.00 liquidation value;
       authorized 10,000,000 shares;
       2,875,000 shares issued and
       outstanding at February 28, 2001
       and  November 30, 2001                                                           29                   29
  Class A common stock, $.01
       par value; authorized 170,000,000
       shares; issued and outstanding
       41,900,315 shares at February 28, 2001
       and 42,217,926 shares at November 30, 2001                                      419                  422
  Class B common stock, $.01
       par value; authorized 30,000,000
       shares; issued and outstanding
       5,230,396 shares at February 28, 2001
       and 5,250,127 shares at November 30, 2001                                        52                    53
  Additional paid-in capital                                                       830,299               840,016
  Accumulated deficit                                                              (22,730)              (61,797)
  Accumulated other comprehensive loss                                                (598)               (7,037)
                                                                       -------------------     -----------------

          Total shareholder's equity                                               807,471               771,686
                                                                       -------------------     -----------------

                  Total liabilities and
                      shareholder's equity                             $         2,506,872     $       2,580,743
                                                                       ===================     =================

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 -------------------------------------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------

                                         (Unaudited, dollars in thousands)

                                                                                          Nine Months
                                                                                       Ended November 30,
                                                                                   2000                 2001
                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $        34,115      $      (32,329)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities -
       Extraordinary item                                                                  -               1,084
       Depreciation and amortization                                                  63,494              94,065
       Accretion of interest on senior discount notes,
         including amortization of related debt costs                                      -              18,081
       Provision for bad debts                                                         3,381               2,782
       Provision (benefit) for deferred income taxes                                  10,341             (11,777)
       Non-cash compensation                                                           4,097               5,890
       Gain on exchange of assets                                                    (22,000)                  -
       Other                                                                           1,497                 726
   Changes in assets and liabilities -
       Accounts receivable                                                           (25,626)            (18,272)
       Prepaid expenses and other current assets                                      (4,458)              4,185
       Other assets                                                                    5,258             (11,700)
       Accounts payable and accrued liabilities                                       13,048              (7,168)
       Deferred revenue                                                               (1,705)             (1,805)
       Other liabilities                                                              (5,278)             (2,655)
                                                                             ---------------      --------------

       Net cash provided by operating activities                                      76,164              41,107
                                                                             ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (16,017)            (25,786)
   Cash paid for acquisitions                                                       (956,329)           (140,746)
   Other                                                                             (26,548)             (5,831)
                                                                             ---------------      --------------

       Net cash used in investing activities                                        (998,894)           (172,363)
                                                                             ---------------      --------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                                          Nine Months
                                                                                       Ended November 30,
                                                                                   2000                2001
                                                                             ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                        (123,388)          (113,000)
   Proceeds from long-term debt                                                     1,035,388              5,000
   Proceeds from senior discount notes offering                                             -            202,612
   Proceeds from exercise of stock options                                              9,495              2,194
   Preferred stock dividends paid                                                      (6,738)            (6,738)
   Debt related costs                                                                  (4,758)           (16,616)
                                                                             ----------------    ---------------

     Net cash provided by financing activities                                        909,999             73,452
                                                                             ----------------    ---------------

DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                        (12,731)           (57,804)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 17,370             59,899
                                                                             ----------------    ---------------

   End of period                                                             $          4,639    $         2,095
                                                                             ================    ===============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                                $         35,422    $        84,318
     Income taxes                                                                         352              1,249

ACQUISITION OF LOS ANGELES MAGAZINE:
   Fair value of assets acquired                                             $         39,500    $             -
   Cash paid                                                                           36,807                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          2,693    $             -
                                                                             ================    ===============

ACQUISITION OF KKFR AND KXPK:
   Fair value of assets acquired                                             $        108,921    $             -
   Cash paid                                                                          107,763                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          1,158    $             -
                                                                             ================    ===============

ACQUISITION OF TELEVISION PROPERTIES
  FROM LEE ENTERPRISES, INC.:
   Fair value of assets acquired                                             $        644,466    $             -
   Cash paid                                                                          582,080                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $         62,386    $             -
                                                                             ================    ===============

ACQUISITION OF KIHT, KXOK-FM, KPNT-FM,
  WVRV-FM, WIL-FM AND WRTH-AM:
   Fair value of assets acquired                                             $        229,679    $             -
   Cash paid                                                                          229,679                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

ACQUISITION OF KZLA-FM:
   Fair value of assets acquired                                             $        185,000    $             -
   Basis in assets exchanged                                                          163,000                  -
   Gain on exchange of assets                                                          22,000                  -
   Cash paid                                                                                -                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

ACQUISITION OF KKLT-FM, KTAR-AM and
  KMVP-AM:
   Fair value of assets acquired                                             $              -    $       160,746
   Cash paid, net of deposit                                                                -            140,746
   Deposit paid in June 2000                                                                -             20,000
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                     ----------------------------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -----------------------------------------------

                                         (Unaudited, dollars in thousands)

                                                                       Three Months                    Nine Months
                                                                    Ended November 30,             Ended November 30,
                                                                    2000           2001           2000            2001
                                                                -----------     ----------     -----------    -----------

GROSS REVENUES                                                  $   168,475     $  158,371     $   414,419    $   479,311
LESS:  AGENCY COMMISSIONS                                            24,869         21,252          61,225         62,410
                                                                -----------     ----------     -----------    -----------

NET REVENUES                                                        143,606        137,119         353,194        416,901
Operating expenses                                                   84,166         87,447         207,736        261,814
Corporate expenses                                                    4,417          5,354          12,935         14,879
Depreciation and amortization                                        20,602         25,935          49,595         75,157
Time brokerage fee                                                    3,670              -           4,784            479
Non-cash compensation                                                   530          1,559           4,097          5,890
Restructuring fees and other                                          4,057              -           4,057            768
                                                                -----------     ----------     -----------    -----------

OPERATING INCOME                                                     26,164         16,824          69,990         57,914
                                                                -----------     ----------     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  (23,711)       (25,245)        (41,303)       (81,127)
  Minority interest (income)                                           (301)            20             292            132
  Loss from unconsolidated affiliates                                   307         (1,366)             (3)        (3,462)
  Other income (expense), net                                        19,215            (37)         33,397            612
                                                                -----------     ----------     -----------    -----------
    Total other income (expense)                                     (4,490)       (26,628)         (7,617)       (83,845)
                                                                -----------     ----------     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                 21,674         (9,804)         62,373        (25,931)
PROVISION (BENEFIT) FOR INCOME TAXES                                 10,108         (2,536)         28,258         (5,722)
                                                                -----------     ----------     -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              11,566         (7,268)         34,115        (20,209)
EXTRAORDINARY LOSS, NET OF TAX                                            -              -               -          1,084
                                                                -----------     ----------     -----------    -----------
NET INCOME (LOSS)                                               $    11,566     $   (7,268)    $    34,115    $   (21,293)
                                                                ===========     ==========     ===========    ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                     ----------------------------------------

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       -------------------------------------

                                     (Dollars in thousands, except share data)

                                                                          February 28,            November 30,
                                                                            2001                      2001
                                                                       ---------------         -----------------
                                                                           (Note 1)                (Unaudited)

                                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $          59,899       $           2,095
    Accounts receivable, net                                                      97,281                 112,617
    Prepaid expenses                                                              17,096                  16,553
    Other                                                                         40,830                 37, 132
                                                                       -----------------       -----------------

         Total current assets                                                    215,106                 168,397

    Property and equipment, net                                                  237,887                 239,868
    Intangible assets, net                                                     1,981,097               2,105,339
    Other assets, net                                                             72,782                  55,905
                                                                       -----------------       -----------------

                  Total assets                                         $       2,506,872       $       2,569,509
                                                                       =================       =================

                                         LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $          34,206       $          41,715
    Current portion of other
       long-term debt                                                              4,187                   5,078
    Current portion of TV program
       rights payable                                                             28,192                  30,986
    Accrued salaries and commissions                                              10,342                   5,395
    Accrued interest                                                              17,038                   8,164
    Deferred revenue                                                              17,418                  15,613
    Other                                                                          5,768                  19,627
                                                                       -----------------       -----------------

          Total current liabilities                                              117,151                 126,578

Credit facility and senior
    subordinated notes                                                         1,380,000               1,272,000
TV program rights payable, net of
    current portion                                                               47,567                  42,420
Other long-term debt, net of
    current portion                                                               13,684                  14,049
Other noncurrent liabilities                                                       5,531                  16,324
Deferred income taxes                                                            135,468                 122,727
                                                                       -----------------       -----------------

                  Total liabilities                                            1,699,401               1,594,098
                                                                       -----------------       -----------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                           February 28,             November 30,
                                                                               2001                     2001
                                                                       -------------------     --------------------
                                                                             (Note 1)                (Unaudited)

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock, no par value; authorized,
    issued and outstanding 1,000 shares at
    February 28, 2001 and November 30, 2001                                        830,799             1,032,086
  Additional paid-in capital                                                             -                     -
  Accumulated deficit                                                              (22,730)              (49,638)
  Accumulated other comprehensive loss                                                (598)               (7,037)
                                                                       -------------------     -----------------

          Total shareholder's equity                                               807,471               975,411
                                                                       -------------------     -----------------

                  Total liabilities and
                      shareholder's equity                             $         2,506,872     $       2,569,509
                                                                       ===================     =================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                     ----------------------------------------

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------

                                         (Unaudited, dollars in thousands)

                                                                                          Nine Months
                                                                                       Ended November 30,
                                                                                   2000                 2001
                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $        34,115      $      (21,293)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities -
       Extraordinary item                                                                  -               1,084
       Depreciation and amortization                                                  63,494              93,263
       Provision for bad debts                                                         3,381               2,782
       Provision (benefit) for deferred income taxes                                  10,341              (5,722)
       Non-cash compensation                                                           4,097               5,890
       Gain on exchange of assets                                                    (22,000)                  -
       Other                                                                           1,497                 726
   Changes in assets and liabilities -
       Accounts receivable                                                           (25,626)            (18,272)
       Prepaid expenses and other current assets                                      (4,458)              4,185
       Other assets                                                                    5,258             (10,894)
       Accounts payable and accrued liabilities                                       13,048              (7,168)
       Deferred revenue                                                               (1,705)             (1,805)
       Other liabilities                                                              (5,278)             (2,655)
                                                                             ---------------      --------------

       Net cash provided by operating activities                                      76,164              40,121
                                                                             ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (16,017)            (25,786)
   Cash paid for acquisitions                                                       (956,329)           (140,746)
   Other                                                                             (26,548)             (5,831)
                                                                             ---------------      --------------

       Net cash used in investing activities                                        (998,894)           (172,363)
                                                                             ---------------      --------------

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                                                                          Nine Months
                                                                                       Ended November 30,
                                                                                   2000                2001
                                                                             ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                        (123,388)          (113,000)
   Proceeds from long-term debt                                                     1,035,388              5,000
   Distributions to parent                                                             (6,738)            (6,738)
   Contributions from parent                                                            9,495            193,760
   Debt related costs                                                                  (4,758)            (4,584)
                                                                             ----------------    ---------------

     Net cash provided by financing activities                                        909,999             74,438
                                                                             ----------------    ---------------

DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                        (12,731)           (57,804)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 17,370             59,899
                                                                             ----------------    ---------------

   End of period                                                             $          4,639    $         2,095
                                                                             ================    ===============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for-
     Interest                                                                $         35,422    $        84,318
     Income taxes                                                                         352              1,249

ACQUISITION OF LOS ANGELES MAGAZINE:
   Fair value of assets acquired                                             $         39,500    $             -
   Cash paid                                                                           36,807                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          2,693    $             -
                                                                             ================    ===============

ACQUISITION OF KKFR AND KXPK:
   Fair value of assets acquired                                             $        108,921    $             -
   Cash paid                                                                          107,763                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $          1,158    $             -
                                                                             ================    ===============

ACQUISITION OF TELEVISION PROPERTIES
  FROM LEE ENTERPRISES, INC.:
   Fair value of assets acquired                                             $        644,466    $             -
   Cash paid                                                                          582,080                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $         62,386    $             -
                                                                             ================    ===============

ACQUISITION OF KIHT, KXOK-FM, KPNT-FM,
  WVRV-FM, WIL-FM AND WRTH-AM:
   Fair value of assets acquired                                             $        229,679    $             -
   Cash paid                                                                          229,679                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

ACQUISITION OF KZLA-FM:
   Fair value of assets acquired                                             $        185,000    $             -
   Basis in assets exchanged                                                          163,000                  -
   Gain on exchange of assets                                                          22,000                  -
   Cash paid                                                                                -                  -
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

ACQUISITION OF KKLT-FM, KTAR-AM and
  KMVP-AM:
   Fair value of assets acquired                                             $              -    $       160,746
   Cash paid, net of deposit                                                                -            140,746
   Deposit paid in June 2000                                                                -             20,000
                                                                             ----------------    ---------------
   Liabilities recorded                                                      $              -    $             -
                                                                             ================    ===============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 -------------------------------------------------

                                   AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                   --------------------------------------------

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------------------------------------------

                                                 November 30, 2001
                                                 -----------------

                                                    (Unaudited)

Note 1.  General
         -------

             Pursuant to the rules and  regulations  of the  Securities  and  Exchange  Commission,  the  condensed
consolidated  interim  financial   statements  included  herein  have  been  prepared,   without  audit,  by  Emmis
Communications  Corporation  ("ECC") and its  subsidiaries  (collectively,  "Emmis" or the  "Company") and by Emmis
Operating  Company and its  subsidiaries  (collectively  "EOC").  EOC became a wholly  owned  subsidiary  of ECC in connection  with  the  Company's  reorganization  (see  Note 2) on June  22,  2001.  Unless  otherwise  noted,  all disclosures  contained  in the Notes to  Condensed  Consolidated  Financial  Statements  in this Form 10-Q apply to
Emmis  and  EOC.  As  permitted  under  the  applicable  rules  and  regulations  of the  Securities  and  Exchange
Commission,  certain  information and footnote  disclosures  normally included in financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the United  States have been  condensed or omitted pursuant to such rules and  regulations;  however,  Emmis  believes that the  disclosures  are adequate to make the information  presented not misleading.  The condensed  consolidated  financial statements included herein should be read in conjunction  with the  consolidated  financial  statements and the notes thereto  included in the Company's
Annual  Report  filed on Form 10-K for the year ended  February  28,  2001.  The  Company's  results are subject to seasonal  fluctuations.  Therefore,  results  shown on an interim basis are not  necessarily  indicative of results for a full year.

In the  opinion  of Emmis  and  EOC,  respectively,  the  accompanying  condensed  consolidated  interim  financial statements  contain all  material  adjustments  (consisting  only of normal  recurring  adjustments)  necessary  to present fairly the consolidated  financial  position of Emmis and EOC at November 30, 2001 and the results of their operations  for the three and nine  months  ended  November  30,  2000 and 2001 and their  cash  flows for the nine months ended November 30, 2000 and 2001.

Note 2.  Reorganization
         --------------

         On June 22, 2001, ECC transferred all of its assets and  substantially  all of its liabilities,  including its  credit  facility  and its  outstanding  senior  subordinated  notes,  to EOC,  a  newly  formed,  wholly-owned subsidiary in exchange for 1,000 shares of no par value common stock.  As a result,  effective  June 22, 2001,  EOC became the only direct  subsidiary of ECC and ECC became a holding  company that  conducts its business  operations through  EOC and its  subsidiaries.  ECC  remains  the issuer of the Class A, Class B and Class C common  stock and the convertible  preferred stock, and is the obligor of the senior discount notes.  However,  EOC is the obligor of the senior  subordinated  notes and the  borrower  under the credit  facility.  Pursuant to the terms of the senior subordinated  notes,  EOC is required to file with the SEC periodic  reports on Forms 10-Q,  10-K and 8-K as if EOC were required to do so pursuant to SEC rules and  regulations.  EOC's  financial  statements  are presented  herein for all periods  required as if EOC had existed at the  beginning  of the  earliest  period  presented  because the corporate reorganization was accounted for as a reorganization of entities under common control.

Note 3.  Accounting Policies
         -------------------

Advertising Costs

         On an interim  basis,  the Company  defers major  advertising  campaigns for which future  benefits can be demonstrated.  These costs are  amortized  over the shorter of the estimated  period  benefited or the remainder of the fiscal year.

Basic and Diluted Net Income Per Common Share

         Emmis

         Basic net income per common share is computed by dividing net income  available to common  shareholders by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted net income per common  share reflects  the  potential  dilution  that could occur if  securities  or other  contracts to issue common stock were exercised or converted.  Potentially  dilutive  securities at November 30, 2000 and 2001 consisted of stock options and the  6.25%  Series A  cumulative  convertible  preferred  stock.  The  6.25%  Series A  cumulative  convertible preferred  stock is not included in the  calculation  of diluted net income per common share for the three and nine months ended  November  30, 2000 and 2001 as the effect of its  conversion  to common stock would be  antidilutive.
For the three and nine  months  ended  November  30,  2000,  the  difference  between the  weighted-average  shares outstanding  used to compute basic and diluted EPS is attributable  to dilution  caused by stock options.  Weighted average  shares  excluded  from the  calculation  of  diluted  net income  per share  that  would  result  from the conversion of the 6.25% Series A cumulative  convertible  preferred stock amounted to approximately 3.7 million for the three and nine months ended November 30, 2000 and 2001.

         EOC

         Because  EOC is a  wholly-owned  subsidiary  of Emmis,  disclosure  of  earnings  per share for EOC is not required.

New Accounting Pronouncements

         In June  2001,  the FASB  issued  SFAS No.  142  "Goodwill  and Other  Intangible  Assets"  that  requires companies to cease amortizing goodwill and certain other  indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS 142,  goodwill and certain  indefinite-lived  intangibles  will not be amortized into results of  operations,  but  instead  the  recorded  value of  certain  indefinite-lived  intangibles  will be tested  for impairment  annually with  impairment  being  measured as the excess of the asset's  carrying  amount over its fair value.  Intangible  assets that have finite useful lives will continue to be amortized  over their useful lives and measured for  impairment in accordance  with SFAS 121. Any impairment  loss resulting from the initial  adoption of
SFAS 142 will be reported as a change in accounting  principle;  however,  the Company has not yet  calculated  the impairment  loss  expected  to result  from  adoption.  This  statement  will be adopted by the Company on March 1,
2002.  The  adoption  of this  accounting  standard  will reduce our  amortization  of  goodwill  and  intangibles.
However, impairment reviews may result in future periodic write-downs.

         In August 2001,  the FASB issued SFAS No. 144  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets",  which  establishes  a  single  model  to  account  for  impairment  of  assets  to be held  or  disposed, incorporating  guidelines  for accounting and  disclosure of  discontinued  operations . This statement  supercedes
SFAS 121 and will be adopted by the Company on March 1, 2002.  The Company has not yet  determined  the impact,  if any, of adopting SFAS 144.

Reclassifications

         Certain  reclassifications  have been made to the  November  30,  2000 and  February  28,  2001  financial statements to be consistent with the November 30, 2001 presentation.  The  reclassifications  have no impact on net income or retained earnings previously reported.

Note 4.  Significant Events
         ------------------

         On March 28, 2001,  Emmis completed its acquisition of  substantially  all of the assets of radio stations
KTAR-AM,  KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle  Television,  Inc. for $160.0 million in cash, plus  transaction  related  costs of $0.7 million.  The Company  financed the  acquisition  through a $20.0 million advance  payment  borrowed  under the credit  facility in June 2000 and the  remainder  with  borrowings  under the credit facility and proceeds from ECC's March 2001 senior  discount notes  offering.  The acquisition was accounted for as a purchase.  Emmis began  programming and selling  advertising on the radio stations on August 1, 2000 under a time  brokerage  agreement.  The total  purchase  price was  allocated to property and  equipment  and  broadcast licenses  based  on a  preliminary  appraisal.  Broadcast  licenses  are  included  in  intangible  assets  in  the accompanying condensed consolidated balance sheets and are being amortized over 40 years.

         On March 27, 2001,  Emmis received  $202.6 million of proceeds from the issuance of senior  discount notes due 2011, less  approximately  $12.0 million of debt issuance costs. The notes,  for which ECC is the obligor,  are unsecured and accrete  interest at a rate of 12.5% per year,  compounded  semi-annually  to an aggregate  principal amount of $370.0  million on March 15,  2006.  Commencing  on September  15,  2006,  interest is payable in cash on each March 15 and  September  15, with the aggregate  principal  amount of $370.0  million due on March 15, 2011. A portion of the net proceeds was used to fund the  acquisition of three radio  stations in Phoenix,  Arizona and the remaining  net proceeds  ($93.0  million)  were placed in escrow.  In June 2001,  upon  completion of the Company's reorganization  (see Note 2), the proceeds held in escrow were released and used to reduce  outstanding  borrowings under  the  credit  facility.  As a result of the  early  payoff  of the  indebtedness,  the  Company  recorded  an extraordinary loss of approximately $1.1 million, net of taxes, related to unamortized deferred debt costs.

         During the three months ended May 31, 2001, the Company  incurred a  restructuring  charge of $0.6 million associated with centralizing  certain  technical  functions within the television  division.  This charge consisted of  severance  and  related  costs for  approximately  30  employees  and will be fully paid by the  quarter  ended
November 30, 2002.

         During the three months ended August 31, 2001,  Emmis incurred  professional  fees of  approximately  $0.2 million related to the proposed  separation of our radio and television  businesses.  Management  remains committed to the separation as a long-term  strategy;  however,  due to market  conditions,  plans to separate the businesses via a taxable spin-off have been postponed.

         In June 2001,  ECC filed an Exchange  Offer  Registration  Statement  with the SEC to exchange  the senior discount notes for new senior  discount  notes  registered  under the  Securities  Act. The terms of the new senior discount  notes are identical to the terms of the senior  discount notes they  replaced.  Also in June 2001,  Emmis filed a universal shelf registration  statement that gives ECC and its subsidiaries  (including EOC) the ability to issue up to $500.0 million in various debt or equity securities.

          On November 30, 2001, EOC amended certain  financial  covenants of its credit facility  through  November
30, 2002.  The total  leverage  ratio (debt  divided by pro forma  EBITDA,  as defined) and senior  leverage  ratio increased,  while the interest  coverage ratio and pro forma debt service coverage ratio  decreased.  The amendment also provides for an extension of covenant  relief through  August 31, 2003,  under certain  conditions.  Under the amendment,  total  availability  under the revolver  decreased from $320 million to $220 million.  Also, the margin over the Eurodollar Rate or the  alternative  base rate increased from a maximum of 2.9% to a maximum of 3.5% under
Term B loans and from a maximum  of 2.4% to a maximum of 3.3% under  Term A loans and the  revolver.  In  addition, the margin over the Eurodollar  Rate or the  alternative  base rate will increase by an additional  .25% on each of
June 1, 2002,  September 1, 2002 and December 1, 2002 unless the senior  leverage ratio is reduced to below 5:1 for two consecutive  quarters.  If any such .25% increase takes effect on June 1, 2002,  September 1, 2002 and December
1, 2002 and the senior leverage ratio is subsequently reduced to below 5:1 for two consecutive  quarters,  the .25%
increase would be removed.

         Based on current  projections,  by February 28, 2003, absent actions to the contrary by the Company, we do not expect to be in compliance with certain  leverage  ratios (debt divided by pro forma EBITDA,  as defined) under our credit  facility.  Under the terms of our credit  facility,  our debt is callable if we exceed  these  leverage ratios, and if our credit facility debt is called,  the senior discount notes and senior  subordinated notes become callable as well.  However,  we believe we have  access to various  debt or equity  markets or we could  dispose of certain  assets to prevent or cure any violation.  Based on these  options,  we do not expect any of our debt to be called.

         Our indentures  related to the senior discount notes and the senior  subordinated  notes contain  leverage ratio  covenants  of 8:1 and 7:1,  respectively.  Our  leverage  ratio under the senior  discount  notes  currently exceeds 8:1 and the leverage  ratio under the senior  subordinated  notes  exceeds 7:1. As a result,  Emmis and EOC are restricted in the amount of additional debt they can incur, in their ability to make certain  payments,  and in other  respects  outlined in the senior  discount  notes  indenture and the senior  subordinated  notes  indenture.
Exceeding these leverage  ratios is not an event of default under the indentures;  it simply triggers these certain restrictions.  Accordingly,  neither  Emmis nor EOC is, or is expected to be, in  violation of the  indentures.  We believe we can continue to operate our businesses within the restrictions imposed by the indentures.

         The terms of ECC's  preferred  stock  provided  for a quarterly  dividend  payment of $.78125 per share on
October 15, 2001.  While Emmis had  sufficient  liquidity to declare and pay the dividend,  it was not permitted to do so because  Emmis'  leverage  ratio under the senior  discount  notes  indenture  exceeded  8:1.  ECC's board of directors  set October 12,  2001 as the record  date for the  October  15, 2001  dividend,  but did not declare the dividend.  Instead,  on October 15, a  wholly-owned,  unrestricted  subsidiary of EOC made a payment of $.78125 per share to each  preferred  shareholder  of record on October 12, 2001.  This  subsidiary  was  permitted to make the payment  to the  preferred  shareholders  under the senior  discount  notes  indenture.  When ECC is  permitted  to declare the October 15, 2001  dividend,  we expect ECC's board of directors to do so and to deem the  obligation to pay the dividend to have been discharged by the subsidiary's payment.

Note 5.  Pro Forma Financial Information
         --------------------------------

         Emmis

         Unaudited pro forma summary  information  is presented  below for the three and nine months ended November
30,  2000 and 2001,  assuming  the  following  events all had  occurred  on the first day of the pro forma  periods presented below: (a) the acquisition of (i) KKLT-FM, KTAR-AM and KMVP-AM in March 2001,

(ii) KALC-FM in January 2001, (iii) KZLA-FM,  eight  network-affiliated  television  stations from Lee Enterprises,
Inc.  and  KPNT-FM,  KXOK-FM AND KIHT-FM in October  2000,  and (iv)  KKFR-FM and KXPK-FM in August  2000;  (b) the
disposition  of (i)  WTLC-AM  in April  2001 and (ii)  WKKX-FM  in October  2000;  (c) the  issuance  of the senior discount  notes in March  2001 and  subsequent  pay-down  of  senior  debt and (d) the  refinancing  of the  credit facility in December 2000.

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

                                                          Three Months                        Nine Months
                                                       Ended November 30,                 Ended November 30,
                                                           (Pro Forma)                        (Pro Forma)
                                                     2000              2001             2000              2001
                                                 -------------    --------------    -------------    --------------
                                                                (In thousands, except per share data)

        Net revenues                             $     155,829    $      137,119    $     454,662    $      416,901
                                                 =============    ==============    =============    ==============

        Broadcast/publishing cash flow           $      64,551    $       49,672    $     182,833    $      155,087
                                                 =============    ==============    =============    ==============

        Net income (loss) before extraordinary
           item                                  $       9,718    $      (11,698)   $       9,522    $      (31,197)
                                                 =============    ==============    =============    ==============

        Net income (loss) available to common
           shareholders before extraordinary
           item                                  $       7,472    $      (13,944)   $       2,784    $      (37,935)
                                                 =============    ==============    =============    ==============

        Net income (loss) per share available to
           common shareholders before
           extraordinary item:

           Basic                                 $         .16    $         (.29)   $         .06    $         (.80)
                                                 =============    ==============    =============    ==============
           Diluted                               $         .16    $         (.29)   $         .06    $         (.80)
                                                 =============    ==============    =============    ==============

        Weighted average shares outstanding:

           Basic                                        46,959            47,415           46,746            47,322
           Diluted                                      47,528            47,415           47,894            47,322

         EOC

         Unaudited pro forma summary  information  is presented  below for the three and nine months ended November
30, 2000 and 2001,  using the same  assumptions  as those  described in the Emmis pro formas,  except that interest expense on ECC's senior discount notes is not reflected.

         Preparation of the pro forma summary  information was based upon assumptions  deemed  appropriate by EOC's management.  The pro forma summary  information  presented below is not necessarily  indicative of the results that actually  would have occurred if the  transactions  indicated  above had been  consummated  at the beginning of the periods presented, and is not intended to be a projection of future results.

                                                          Three Months                        Nine Months
                                                       Ended November 30,                 Ended November 30,
                                                           (Pro Forma)                        (Pro Forma)
                                                        2000           2001             2000              2001
                                                 -------------    --------------    -------------    --------------
                                                                            (In thousands)

        Net revenues                             $     155,829    $      137,119    $     454,662    $      416,901
                                                 =============    ==============    =============    ==============

        Broadcast/publishing cash flow           $      64,551    $       49,672    $     182,833    $      155,087
                                                 =============    ==============    =============    ==============

        Net income (loss) before extraordinary
            item                                 $      13,744    $       (7,268)   $      21,836    $      (18,561)
                                                 =============    ==============    =============    ==============

Note 6.   Comprehensive Income
          --------------------

         Emmis

         Comprehensive  income was  comprised of the  following  for the three and nine months  ended  November 30,
2000 and 2001 (dollars in thousands):

                                                          Three Months                        Nine Months
                                                       Ended November 30,                 Ended November 30,
                                                     2000              2001             2000              2001
                                                 -------------    --------------    -------------    --------------

        Net income (loss)                        $      11,566    $      (11,698)   $      34,115    $      (32,329)
        Translation adjustment                             496              (235)           1,245              (223)
        Change in fair value of
           derivative instruments,
           net of associated tax benefit                     -            (4,293)               -            (6,216)
                                                 -------------    --------------    -------------    --------------

        Total comprehensive
           income (loss)                         $      12,062    $      (16,226)   $      35,360    $      (38,768)
                                                 =============    ==============    =============    ==============

         EOC

         Comprehensive  income was  comprised of the  following  for the three and nine months  ended  November 30,
2000 and 2001 (dollars in thousands):

                                                          Three Months                        Nine Months
                                                       Ended November 30,                 Ended November 30,
                                                     2000              2001             2000              2001
                                                 -------------    --------------    -------------    --------------

        Net income (loss)                        $      11,566    $       (7,268)   $      34,115    $      (21,293)
        Translation adjustment                             496              (235)           1,245              (223)
        Change in fair value of
           derivative instruments,
           net of associated tax benefit                     -            (4,293)               -            (6,216)
                                                 -------------    --------------    -------------    --------------

        Total comprehensive
           income (loss)                         $      12,062    $      (11,796)   $      35,360    $      (27,732)
                                                 =============    ==============    =============    ==============

Note 7.   Segment Information
          -------------------

         The Company's  operations  are aligned into four business  segments:  Radio,  Television,  Publishing  and
Other, and Interactive.  These business  segments are consistent with the Company's  management of these businesses and its financial reporting structure.  Corporate represents expense not allocated to reportable segments.

         The Company's  segments  operate  primarily in the United States with one radio station located in Hungary and two radio  stations  located in  Argentina.  Total  revenues of the radio  station in Hungary for the three and nine months ended  November 30, 2000 were $1.3 million and $4.5  million,  respectively,  while total  revenues for the three and nine months  ended  November 30, 2001 were $1.9 million and $5.0  million,  respectively.  Long lived assets of this radio  station as of November  30, 2000 and 2001 were $9.7 million and $7.9  million,  respectively.
Total  revenues of our two radio  stations in Buenos Aires,  Argentina for the three and nine months ended November
30, 2000 were $2.3  million and $5.4  million,  respectively,  while total  revenues  for the three and nine months ended  November  30,  2001 were $2.5  million  and $6.8  million,  respectively.  Long lived  assets of these radio stations as of November 30, 2000 and 2001 were $19.0 million and $17.9 million, respectively.

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

         Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended                                         Publishing
November 30, 2001                   Radio    Television     and Other   Interactive     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                              (Dollars in thousands)

Net revenue                    $    65,512   $    52,333   $   19,016   $      258    $         -    $      137,119
Operating expenses                  35,086        35,736       16,188          437              -            87,447
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        30,426        16,597        2,828         (179)             -            49,672
Corporate expenses                       -             -            -            -          5,354             5,354
Depreciation and
   amortization                      8,640        13,941        2,111            2          1,241            25,935
Time brokerage fee                       -             -            -            -              -                 -
Non-cash compensation                    -             -            -            -          1,559             1,559
Restructuring fees and other             -             -            -            -              -                 -
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    21,786   $     2,656   $      717   $     (181)   $    (8,154)   $       16,824
                               ===========   ===========   ==========   ==========    ============   ==============
Total assets                   $ 1,078,037   $ 1,305,392   $   90,764   $      329    $   106,221    $    2,580,743
                               ===========   ===========   ==========   ==========    ===========    ==============

With respect to EOC, the above information would be identical, except corporate total assets would be $94,987 and consolidated total assets would be $ 2,569,509.

Nine Months Ended                                          Publishing
November 30, 2001                   Radio    Television     and Other   Interactive     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                              (Dollars in thousands)

Net revenue                    $   202,965   $   158,608   $   54,775   $      553    $         -    $      416,901
Operating expenses                 106,737       105,025       48,916        1,136              -           261,814
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        96,228        53,583        5,859         (583)             -           155,087
Corporate expenses                       -             -            -            -         14,879            14,879
Depreciation and
   amortization                     25,091        40,200        6,360            6          3,500            75,157
Time brokerage fee                     479             -            -            -              -               479
Non-cash compensation                    -             -            -            -          5,890             5,890
Restructuring fees and other             -             -            -            -            768               768
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    70,658   $    13,383   $     (501)  $     (589)   $   (25,037)   $       57,914
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $ 1,078,037   $ 1,305,392   $   90,764   $      329    $   106,221    $    2,580,743
                               ===========   ===========   ==========   ==========    ===========    ==============

With respect to EOC, the above information would be identical, except corporate total assets would be $94,987 and consolidated total assets would be $2,569,509.

Three Months Ended                                        Publishing
November 30, 2000                   Radio    Television    and Other   Interactive      Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                              (Dollars in thousands)

Net revenue                    $    68,045   $    55,667   $   19,859   $       35    $         -    $      143,606
Operating expenses                  38,087        29,846       16,028          205              -            84,166
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        29,958        25,821        3,831         (170)             -            59,440
Corporate expenses                       -             -            -            -          4,417             4,417
Depreciation and
   amortization                      6,344         9,511        3,748            1            998            20,602
Time brokerage fee                   3,670             -            -            -              -             3,670
Non-cash compensation                    -             -            -            -            530               530
Restructuring fees and other         2,000             -            -            -          2,057             4,057
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    17,944   $    16,310   $       83   $     (171)   $    (8,002)   $       26,164
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   838,963   $ 1,342,156   $  100,866   $       23    $    87,663    $    2,369,671
                               ===========   ===========   ==========   ==========    ===========    ==============

Nine Months Ended                                          Publishing
November 30, 2000                   Radio    Television     and Other   Interactive     Corporate     Consolidated
-------------------------------------------------------------------------------------------------------------------
                                              (Dollars in thousands)

Net revenue                    $   185,554   $   110,228   $   57,344   $       68    $         -    $      353,194
Operating expenses                  96,173        62,098       48,992          473              -           207,736
                               -----------   -----------   ----------   ----------    -----------    --------------
Broadcast/publishing
   cash flow                        89,381        48,130        8,352         (405)             -           145,458
Corporate expenses                       -             -            -            -         12,935            12,935
Depreciation and
   amortization                     14,206        21,198       11,304            3          2,884            49,595
Time brokerage fee                   4,784             -            -            -              -             4,784
Non-cash compensation                    -             -            -            -          4,097             4,097
Restructuring fees and other         2,000             -            -            -          2,057             4,057
                               -----------   -----------   ----------   ----------    -----------    --------------
Operating income (loss)        $    68,391   $    26,932   $   (2,952)  $     (408)   $   (21,973)   $       69,990
                               ===========   ===========   ==========   ==========    ===========    ==============
Total assets                   $   838,963   $ 1,342,156   $  100,866   $       23    $    87,663    $    2,369,671
                               ===========   ===========   ==========   ==========    ===========    ==============

Note 8.   Financial Information for Subsidiary Guarantors
          and Subsidiary Non-Guarantors of Emmis Operating Company
          --------------------------------------------------------

         The senior subordinated notes of EOC are fully and unconditionally  guaranteed,  jointly and severally, by certain  direct and  indirect  subsidiaries  of EOC (the  "Subsidiary  Guarantors").  As of  February  28, 2001 and
November 30, 2001,  subsidiaries holding EOC's interest in its radio stations in Hungary and Argentina,  as well as certain other  subsidiaries  (such as those  conducting  joint ventures with third parties),  did not guarantee the
senior  subordinated  notes  (the  "Subsidiary  Non-Guarantors").   The  claims  of  creditors  of  the  Subsidiary
Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

         Presented  below  is  condensed  consolidating  financial  information  for the EOC  Parent  Company  Only retroactively  adjusted to reflect the  reorganization  (see Note 2), the Subsidiary  Guarantors and the Subsidiary
Non-Guarantors  as of February 28, 2001 and November 30, 2001 and for the three and nine months ended  November 30,
2000 and 2001.

         EOC uses the equity method with respect to  investments in  subsidiaries.  Separate  financial  statements for  Subsidiary  Guarantors  are not  presented  based  on  management's  determination  that  they do not  provide additional information that is material to investors.

                                              Emmis Operating Company
                                       Condensed Consolidating Balance Sheet
                                              As of November 30, 2001
                                         (Unaudited, dollars in thousands)

                                                                                       Eliminations
                                               Parent                    Subsidiary        and
                                               Company      Subsidiary      Non-      Consolidating
                                                Only        Guarantors   Guarantors       Entries     Consolidated
                                           ------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents               $           -   $          -  $     2,095  $           -  $        2,095
   Accounts receivable, net                            -        106,926        5,691              -         112,617
   Current portion of TV program rights                -         12,618            -              -          12,618
   Income tax refunds receivable                  10,076              -            -              -          10,076
   Prepaid expenses                                  693         15,408          452              -          16,553
   Other                                             399         13,890          149              -          14,438
                                           -------------   ------------  -----------  -------------  --------------
     Total current assets                         11,168        148,842        8,387              -         168,397

   Property and equipment, net                    36,406        199,345        4,117              -         239,868
   Intangible assets, net                          9,644      2,075,894       19,801              -       2,105,339
   Investment in affiliates                    2,325,927              -            -     (2,325,927)              -
   Other assets, net                              46,811         14,075        1,882         (6,863)         55,905
                                           -------------   ------------  -----------  -------------  --------------
     Total assets                          $   2,429,956   $  2,438,156  $    34,187  $  (2,332,790) $    2,569,509
                                           =============   ============  ===========  =============  ==============

CURRENT LIABILITIES:
   Accounts payable                        $      22,597   $     12,975  $     6,143  $           -  $       41,715
   Current portion of other
     long-term debt                                   34             11        5,033              -           5,078
   Current portion of TV
     program rights payable                            -         30,986            -              -          30,986
   Accrued salaries and
     commissions                                     113          4,759          523              -           5,395
   Accrued interest                                7,667              -          497              -           8,164
   Deferred revenue                                    -         15,613            -              -          15,613
   Other                                          13,305          6,322            -              -          19,627
                                           -------------   ------------  -----------  -------------  --------------
     Total current liabilities                    43,716         70,666       12,196              -         126,578

Credit facility and senior
   subordinated notes                          1,272,000              -            -              -       1,272,000
Senior discount notes                                  -              -            -              -               -
TV program rights payable,
   net of current portion                              -         42,420            -              -          42,420
Other long-term debt, net of
   current portion                                    41            446       20,425         (6,863)         14,049
Other noncurrent liabilities                      15,240            569          515              -          16,324
Deferred income taxes                            122,727              -            -              -         122,727
                                           -------------   ------------  -----------  -------------  --------------
   Total liabilities                           1,453,724        114,101       33,136         (6,863)      1,594,098

Shareholder's equity
   Common stock                                1,032,086              -            -              -       1,032,086
   Additional paid-in capital                          -              -        4,393         (4,393)              -
   Subsidiary investment                               -      1,927,842       17,783     (1,945,625)              -
   Retained earnings/
     (accumulated deficit)                       (49,638)       396,213      (20,304)      (375,909)        (49,638)
   Accumulated other
     comprehensive loss                           (6,216)             -         (821)             -          (7,037)
                                           -------------   ------------  -----------  -------------  --------------
       Total shareholder's equity                976,232      2,324,055        1,051     (2,325,927)        975,411
                                           -------------   ------------  -----------  -------------  ---------------
       Total liabilities and
         shareholder's equity              $   2,429,956   $  2,438,156  $    34,187  $  (2,332,790) $    2,569,509
                                           =============   ============  ===========  =============  ==============

                                              Emmis Operating Company
                                       Condensed Consolidating Balance Sheet
                                              As of February 28, 2001
                                          (Note 1, dollars in thousands)

                                                                                           Eliminations
                                                   Parent                     Subsidiary       and
                                                   Company       Subsidiary      Non-     Consolidating
                                                    Only         Guarantors   Guarantors     Entries      Consolidated
                                                -----------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                    $      55,175  $      4,018  $       706  $            -  $      59,899
   Accounts receivable, net                                 -        91,754        5,527               -         97,281
   Current portion of TV program rights                     -        12,028            -               -         12,028
   Income tax refunds receivable                       13,970             -            -               -         13,970
   Prepaid expenses                                     2,032        14,737          327               -         17,096
   Other                                                1,932        12,124          776               -         14,832
                                                -------------  ------------  -----------  --------------  -------------
     Total current assets                              73,109       134,661        7,336               -        215,106

   Property and equipment, net                         38,151       195,404        4,332               -        237,887
   Intangible assets, net                                   -     1,959,341       21,756               -      1,981,097
   Investment in affiliates                         2,169,602             -            -      (2,169,602)             -
   Other assets, net                                   68,113         9,706        1,882          (6,919)        72,782
                                                -------------  ------------  -----------  --------------  -------------
     Total assets                               $   2,348,975  $  2,299,112  $    35,306  $   (2,176,521) $   2,506,872
                                                =============  ============   ==========   =============   ============

CURRENT LIABILITIES:
   Accounts payable                             $       6,908  $     22,499  $     4,799  $            -  $      34,206
   Current portion of other
     long-term debt                                        34            18        4,135               -          4,187
   Current portion of TV
     program rights payable                                 -        28,192            -               -         28,192
   Accrued salaries and
     commissions                                        1,410         8,482          450               -         10,342
   Accrued interest                                    16,236             -          802               -         17,038
   Deferred revenue                                         -        17,418            -               -         17,418
   Other                                                  813         4,955            -               -          5,768
                                                -------------  ------------  -----------  --------------  -------------
     Total current liabilities                         25,401        81,564       10,186               -        117,151

Credit facility and senior
   subordinated notes                               1,380,000             -            -               -      1,380,000
Senior discount notes                                       -             -            -               -              -
TV program rights payable,
   net of current portion                                   -        47,567            -               -         47,567
Other long-term debt, net of
   current portion                                         37           598       19,968          (6,919)        13,684
Other noncurrent liabilities                                -         4,884          647               -          5,531
Deferred income taxes                                 135,468             -            -               -        135,468
                                                -------------  ------------  -----------  --------------  -------------
   Total liabilities                                1,540,906       134,613       30,801          (6,919)     1,699,401

Shareholder's equity
   Common stock                                       830,799             -            -               -        830,799
   Additional paid-in capital                               -             -        4,393          (4,393)             -
   Subsidiary investment                                    -     1,818,050       17,581      (1,835,631)             -
   Retained earnings /
     (accumulated deficit)                            (22,730)      346,449      (16,871)       (329,578)       (22,730)
   Accumulated other
     comprehensive loss                                     -             -         (598)              -           (598)
                                                -------------  ------------  -----------  --------------  -------------
   Total shareholder's equity                         808,069     2,164,499        4,505      (2,169,602)       807,471
                                                -------------  ------------  -----------  --------------  -------------
       Total liabilities and
         shareholder's equity                   $   2,348,975  $  2,299,112  $    35,306  $   (2,176,521) $   2,506,872
                                                =============  ============  ===========  ==============  =============

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Operations
                                   For the Three Months Ended November 30, 2001
                                         (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $         353  $   132,382  $     4,384  $         -  $     137,119
   Operating expenses                                    232       83,510        3,705            -         87,447
   Corporate expenses                                  5,204          150            -            -          5,354
   Depreciation and amortization                       1,241       23,721          973            -         25,935
   Time brokerage fee                                      -            -            -            -              -
   Non-cash compensation                               1,170          389            -            -          1,559
   Restructuring fees and other                            -            -            -            -              -
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                               (7,494)      24,612         (294)           -         16,824
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (24,765)         (36)        (609)         165        (25,245)
   Minority interest                                       -            -            -           20             20
Other income (expense), net                           (2,468)       1,112          118         (165)        (1,403)
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                         (27,233)       1,076         (491)          20        (26,628)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                    (34,727)      25,688         (785)          20         (9,804)

Provision (benefit) for income taxes                 (12,298)       9,762            -            -         (2,536)
                                               -------------  -----------  -----------  -----------  -------------
                                                     (22,429)      15,926         (785)          20         (7,268)
Extraordinary item, net of tax                             -            -            -            -              -
Equity in earnings (loss) of
   subsidiaries                                       15,161            -            -      (15,161)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $      (7,268) $    15,926  $      (785) $   (15,141) $      (7,268)
                                               =============  ===========  ===========  ===========  =============

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Operations
                                    For the Nine Months Ended November 30, 2001
                                         (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,455  $   403,562  $    11,884  $         -  $     416,901
   Operating expenses                                    948      250,312       10,554            -        261,814
   Corporate expenses                                 14,218          661            -            -         14,879
   Depreciation and amortization                       3,500       69,039        2,618            -         75,157
   Time brokerage fee                                      -          479            -            -            479
   Non-cash compensation                               4,418        1,472            -            -          5,890
   Restructuring fees and other                          768            -            -            -            768
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                              (22,397)      81,599       (1,288)           -         57,914
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (79,247)        (181)      (2,200)         501        (81,127)
   Minority interest                                       -            -            -          132            132
   Other income (expense), net                        (1,251)      (1,153)          55         (501)        (2,850)
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                         (80,498)      (1,334)      (2,145)         132        (83,845)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                   (102,895)      80,265       (3,433)         132        (25,931)

Provision (benefit) for income taxes                 (36,223)      30,501            -            -         (5,722)
                                               -------------  -----------  -----------  -----------  -------------
                                                     (66,672)      49,764       (3,433)         132        (20,209)
Extraordinary item, net of tax                        (1,084)           -            -            -         (1,084)
Equity in earnings (loss) of
   subsidiaries                                       46,463            -            -      (46,463)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $     (21,293) $    49,764  $    (3,433) $   (46,331) $     (21,293)
                                               =============  ===========  ===========  ===========  =============

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Operations
                                   For the Three Months Ended November 30, 2000
                                         (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $         464  $   139,527  $     3,615  $         -  $     143,606
   Operating expenses                                    392       79,940        3,834            -         84,166
   Corporate expenses                                  3,948          469            -            -          4,417
   Depreciation and amortization                       1,033       18,722          847            -         20,602
   Time brokerage fee                                      -        3,670            -            -          3,670
   Non-cash compensation                                 398          132            -            -            530
   Restructuring fees and other                        2,057        2,000            -            -          4,057
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                               (7,364)      34,594       (1,066)           -         26,164
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (22,948)         (61)        (872)         170        (23,711)
   Minority interest                                       -            -            -         (301)          (301)
   Other income (expense), net                        (4,079)      24,030         (259)        (170)        19,522
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                         (27,027)      23,969       (1,131)        (301)        (4,490)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                    (34,391)      58,563       (2,197)        (301)        21,674

Provision (benefit) for income taxes                 (12,146)      22,254            -            -         10,108
                                               -------------  -----------  -----------  -----------  -------------
                                                     (22,245)      36,309       (2,197)        (301)        11,566
Equity in earnings (loss) of
   subsidiaries                                       33,811            -            -      (33,811)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $      11,566  $    36,309  $    (2,197) $   (34,112) $      11,566
                                               =============  ===========  ===========  ===========  =============

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Operations
                                    For the Nine Months Ended November 30, 2000
                                         (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                               --------------------------------------------------------------------

Net revenues                                   $       1,512  $   341,796  $     9,886  $         -  $     353,194
   Operating expenses                                  1,052      196,836        9,848            -        207,736
   Corporate expenses                                 11,635        1,300            -            -         12,935
   Depreciation and amortization                       2,982       43,992        2,621            -         49,595
   Time brokerage fee                                      -        4,784            -            -          4,784
   Non-cash compensation                               3,073        1,024            -            -          4,097
   Restructuring fees and other                        2,057        2,000            -            -          4,057
                                               -------------  -----------  -----------  -----------  -------------
Operating income (loss)                              (19,287)      91,860       (2,583)           -         69,990
                                               -------------  -----------  -----------  -----------  -------------
Other income (expense)
   Interest expense                                  (39,080)        (183)      (2,535)         495        (41,303)
   Minority interest                                       -            -            -          292            292
   Other income (expense), net                        13,299       21,052         (462)        (495)        33,394
                                               -------------  -----------  -----------  -----------  -------------
Total other income (expense)                         (25,781)      20,869       (2,997)         292         (7,617)
                                               -------------  -----------  -----------  -----------  -------------

Income (loss) before income taxes                    (45,068)     112,729       (5,580)         292         62,373

Provision (benefit) for income taxes                 (14,579)      42,837            -            -         28,258
                                               -------------  -----------  -----------  -----------  -------------
                                                     (30,489)      69,892       (5,580)         292         34,115
Equity in earnings (loss) of
   subsidiaries                                       64,604            -            -      (64,604)             -
                                               -------------  -----------  -----------  -----------  -------------
Net income (loss)                              $      34,115  $    69,892  $    (5,580) $   (64,312) $      34,115
                                               =============  ===========  ===========  ===========  =============

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Cash Flows
                                    For the Nine Months Ended November 30, 2001
                                         (Unaudited, dollars in thousands)

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                                 ------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $   (21,293) $    49,764  $    (3,433) $   (46,331) $     (21,293)
   Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating
     activities -
     Extraordinary item                                1,084            -            -            -          1,084
     Depreciation and amortization                     8,295       82,351        2,617            -         93,263
     Provision for bad debts                               -        2,782            -            -          2,782
     Provision  (benefit) for deferred
       income taxes                                   (5,722)           -            -            -         (5,722)
     Non-cash compensation                             4,418        1,472            -            -          5,890
     Equity in earnings of
       subsidiaries                                  (46,463)           -            -       46,463              -
     Other                                               905          176        (223)         (132)           726
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (18,108)       (164)            -        (18,272)
     Prepaid expenses and other
       current assets                                  6,766       (3,083)         502            -          4,185
     Other assets                                     (4,683)      (6,211)           -            -        (10,894)
     Accounts payable and accrued
       liabilities                                     6,687      (14,967)       1,112            -         (7,168)
Deferred revenue                                           -       (1,805)           -            -         (1,805)
     Other liabilities                                16,288      (19,268)         325            -         (2,655)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         operating activities                        (33,718)      73,103          736            -         40,121
                                                 -----------  -----------  -----------  -----------  -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (1,542)     (23,913)        (331)           -        (25,786)
Cash paid for acquisitions                                 -     (140,746)           -            -       (140,746)
   Other                                              (5,831)           -            -            -         (5,831)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         investing activities                         (7,373)    (164,659)        (331)           -       (172,363)
                                                 -----------  -----------  -----------  -----------  -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (113,000)           -            -            -       (113,000)
   Proceeds from long-term debt                        5,000            -            -            -          5,000
   Distributions to parent                            (6,738)           -            -            -         (6,738)
   Contributions from parent                         105,238       87,538          984            -        193,760
   Debt related costs                                 (4,584)           -            -            -         (4,584)
                                                 -----------  -----------  -----------  -----------  -------------
Net cash provided (used) by
         financing activities                        (14,084)      87,538          984            -         74,438
                                                 -----------  -----------  -----------  -----------  -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                 (55,175)      (4,018)       1,389            -        (57,804)
   Beginning of period                                55,175        4,018          706            -         59,899
                                                 -----------  -----------  -----------  -----------  -------------
End of period                                    $         -  $         -  $     2,095  $         -  $       2,095
                                                 ===========  ===========  ===========  ===========  =============

                                              Emmis Operating Company
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

                                                                                        Eliminations
                                                   Parent                   Subsidiary       and
                                                   Company    Subsidiary       Non-     Consolidating
                                                    Only      Guarantors    Guarantors     Entries    Consolidated
                                                 ------------------------------------------------------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                             $    34,115  $    69,892  $    (5,580) $   (64,312) $      34,115
   Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating
     activities -
     Depreciation and amortization                     6,680       54,193        2,621            -         63,494
     Provision for bad debts                               -        3,381            -            -          3,381
     Provision for deferred income
       taxes                                          10,341            -            -            -         10,341
     Non-cash compensation                             3,073        1,024            -            -          4,097
     Equity in earnings of
       subsidiaries                                  (64,604)           -            -       64,604              -
     Gain on exchange of assets                            -      (22,000)           -            -        (22,000)
     Other                                               544            -        1,245         (292)         1,497
   Changes in assets and
     liabilities -
     Accounts receivable                                   -      (24,713)        (913)           -        (25,626)
     Prepaid expenses and other
       current assets                                  4,465       (9,266)         343            -         (4,458)
     Other assets                                      9,376       (4,194)          76            -          5,258
     Accounts payable and accrued
       liabilities                                     6,652        6,184          212            -         13,048
Deferred revenue                                           -       (1,705)           -            -         (1,705)
     Other liabilities                                10,101      (14,651)        (728)           -         (5,278)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         operating activities                         20,743       58,145       (2,724)           -         76,164
                                                 -----------  -----------  -----------  -----------  -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
     equipment                                        (2,427)     (13,435)        (155)           -        (16,017)
Cash paid for acquisitions                                 -     (956,329)           -            -       (956,329)
   Other                                             (26,548)           -            -            -        (26,548)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash used by investing
         activities                                  (28,975)    (969,764)        (155)           -       (998,894)
                                                 -----------  -----------  -----------  -----------  -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payments on long-term debt                       (123,388)           -            -            -       (123,388)
   Proceeds from long-term debt                    1,035,388            -            -            -      1,035,388
   Distributions to parent                            (6,738)           -            -            -         (6,738)
   Contributions from parent                        (892,720)     911,505       (9,290)           -          9,495
   Debt related costs                                 (4,758)           -            -            -         (4,758)
                                                 -----------  -----------  -----------  -----------  -------------
       Net cash provided (used) by
         financing activities                          7,784      911,505       (9,290)           -        909,999
                                                 -----------  -----------  -----------  -----------  -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                    (448)        (114)     (12,169)           -        (12,731)
   Beginning of period                                   448        2,564       14,358            -         17,370
                                                 -----------  -----------  -----------  -----------  -------------
   End of period                                 $         -  $     2,450  $     2,189  $         -  $       4,639
                                                 ===========  ===========  ===========  ===========  =============

Note 9.      Regulatory and International Matters
             ------------------------------------

         Emmis  acquired  KGMB-TV in  Honolulu,  Hawaii as part of the Lee  acquisition  in October  2000.  Because
Emmis already owned KHON-TV in Honolulu,  and both KHON and KGMB were rated among the top four television  stations in the Honolulu  market,  FCC regulations  prohibited  Emmis from owning both stations.  However,  Emmis received a temporary  waiver from the FCC that has allowed  Emmis to operate  both  stations  (and their  related  "satellite"
stations).  This temporary waiver has subsequently been extended to April 1, 2002.

         FCC regulations  require all commercial  television stations in the United States to start broadcasting in digital  format by May 2002 and to abandon their present  analog format by 2006,  although the FCC may extend these dates. We expect that seven of our television  stations (KOIN-TV,  KGUN-TV,  KRQE-TV,  WALS-TV,  WFTX-TV,  WKCF-TV,
WLUK-TV)  will be  broadcasting  in  digital  format  by the May 2002  deadline,  with  digital  broadcasts  on our remaining  television  stations  expected to commence by the end of the calendar year. While we will be requesting waivers from the FCC, we currently cannot predict the implications of our stations' failure to meet the May 2002 deadline.

         Instead of making a required license payment to the Hungarian  government in November 2001, our 59.5% owned national radio station in Hungary  requested a modification  of the broadcast  contract and  ultimately  filed suit in arbitration court seeking  reformation of the contract and requesting  that the payments be reduced. The Hungarian government has  notified  the  station of its intent to revoke the  license  based on  nonpayment  of the license fee.
This decision  is not final and the station has until January 20, 2002 to file an appeal.  The station  plans to file the appeal and pursue  arbitration and settlement  negotiations  with the Hungarian  government.  Management cannot predict the outcome of the  litigation  and does not plan to continue to operate the station  under the present fee arrangement.  Management does not expect an adverse  material  financial impact to Emmis or EOC if the station does not continue to operate.

Note 10.    Subsequent Events
            -----------------

         The terms of ECC's  preferred  stock  provide  for a  quarterly  dividend  payment of $.78125 per share on
January 15, 2002.  While Emmis has sufficient liquidity to declare and pay the dividend, it is currently not permitted to do so because Emmis' leverage ratio under the senior discount notes indenture  exceeds 8:1 and its leverage ratio under the senior  subordinated  notes  indenture  exceeds 7:1. ECC's board of directors set January 2, 2002 as the record date for the  January 15, 2002  dividend,  but did not  declare  the  dividend.  Instead, on January  15, a wholly-owned,  unrestricted  subsidiary  of EOC will be making a payment  of  $.78125  per share to each preferred shareholder of record on January 2, 2002.  This  subsidiary  is  permitted  to make the  payment to the preferred shareholders  under the senior  discount notes  indenture and the senior subordinated notes indenture.  When ECC is permitted to declare the January 15, 2002  dividend,  we expect ECC's board of directors to do so and to deem the obligation to pay the dividend to have been discharged by the subsidiary's payment.

         In December 2001, Emmis instituted a 10% pay cut for substantially  all of its non-contract  employees and also began a stock  compensation  program under its 2001 Equity  Incentive  Plan. All Emmis  employees who were affected  by the pay cut are  automatically  eligible to  participate  in the stock  compensation  program and all other  employees  are eligible to  participate  in the program by taking a voluntary pay cut. Each  participant in the program may elect to receive the portion of their  compensation  that was cut in the form of payroll stock that is issued  every two weeks or in the form of  restricted  stock that is issued after the end of the award year in
January  2003.  The payroll  stock is awarded based on the fair  market  value of Emmis'  Class A Common  Stock on the date it is  issued.  The restricted stock is awarded based on a discount off the initial value of Emmis' Class A

Common Stock. During the first award year, we expect the stock compensation program to result in approximately a $14 million reduction in Emmis' cash compensation expense. No decisions have been made on whether or not to continue the program in future years.

         Emmis  owns a 75%  interest  in an  Argentinean  subsidiary  which  is  consolidated  in the  accompanying financial  statements.  Most of the  assets  and  liabilities  of this  subsidiary  are  denominated  in its  local currency (peso).  However,  the subsidiary has  approximately  $3.1 million of loans  denominated in U.S.  dollars.
On January 7, 2002,  the  Argentinean  government  devalued the peso.  The Company has not yet assessed the impact, if any, of the devaluation of the peso on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Note:  Certain  statements  included in this report which are not statements of historical fact,  including but not limited to those  identified with the words  "expect,"  "will" or "look" are intended to be, and are, by this Note, identified as  "forward-looking  statements,"  as defined in the  Securities  and Exchange Act of 1934, as amended, and  involve  known and  unknown  risks,  uncertainties  and other  factors  that may  cause  the  actual  results, performance  or  achievements  of the Company to be materially  different  from any future  result,  performance or achievement expressed or implied by such forward-looking  statement.  Such factors include,  among others,  general economic  and  business  conditions;  fluctuations  in the  demand for  advertising;  our  ability  to service  our outstanding  debt;  increased  competition  in our  markets  and the  broadcasting  industry;  inability  to obtain necessary  approvals for purchases or sale  transactions or to complete the  transactions;  changes in the costs of programming;  inability to grow  through  suitable  acquisitions,  including  desired  radio  acquisitions;  new or changing  regulations of the Federal  Communications  Commission or other governmental  agencies;  competition from new or different  technologies;  war or terrorist  acts; and other factors  mentioned in other  documents  filed by the Company with the  Securities  and Exchange  Commission.  Emmis does not  undertake  any  obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

         Unless  otherwise  noted,  all  disclosures  contained  in the  Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations in this Form 10-Q apply to Emmis and EOC.

Results of Operations for the Three and Nine Months Ended November 30, 2001 Compared to November 30, 2000

         Since March 1, 2000, we have acquired and retained eight radio  stations,  eight  television  stations and one magazine  publication  for an aggregate  cash purchase  price of $1.2 billion.  These  transactions  impact the comparability of operating results period over period.

         Net revenues for the three months ended November 30, 2001 were $137.1  million  compared to $143.6 million for the same  period of the prior  year,  a decrease  of $6.5  million or 4.5%.  Net  revenues  for the nine months ended  November 30, 2001 were $416.9  million  compared to $353.2 million for the same period of the prior year, an increase of $63.7  million,  or 18.0%.  On a pro forma basis (after giving effect to all  acquisitions  consummated since March 1, 2000),  net revenues for the three months ended November 30, 2001 decreased $18.7 million,  or 12.0%
and decreased  $37.8 million,  or 8.3% for the nine months ended November 30, 2001.  This pro forma decrease in net revenues is generally due to a softening U.S.  economy  resulting in an overall  decrease in  advertisement  sales, coupled with the absence of political  television  advertisements  in the three and nine months ended  November 30,
2001 as compared to the same period of the prior year.

         Operating  expenses  for the three months ended  November  30, 2001 were $87.4  million  compared to $84.2 million for the same period of the prior year,  an increase of $3.3  million or 3.9%.  Operating  expenses  for the nine months  ended  November  30, 2001 were $261.8  million  compared to $207.7  million for the same period of the prior year,  and  increase of $54.1  million,  or 26.0%.  On a pro forma  basis,  operating  expenses for the three months ended November 30, 2001 decreased $3.8 million,  or 4.2% and decreased  $10.0 million,  or 3.7% for the nine months  ended  November  30,  2001.  This pro  forma  decrease  is  primarily  due to the  elimination  of  certain operational  positions  in the  television  division  and a  decrease  in  promotional  spending,  offset  by sales personnel  increases  in all of our  divisions.  The Company  has  several  cost  savings  initiatives  that become effective in the quarter ended  February 28, 2002,  including the  previously  announced 10% wage cut which will be supplemented  with a  corresponding  10% Emmis stock award.  This  initiative is expected to reduce cash  operating expenses by approximately $14 million annually.

         Broadcast/publishing  cash flow for the three months ended  November 30, 2001 was $49.7  million  compared
to  $59.4   million   for  the  same  period  of  the  prior   year,   a  decrease   of  $9.7   million  or  16.4%.
Broadcast/publishing  cash flow for the nine months ended November 30, 2001 was $155.1  million  compared to $145.5 million  for the same period of the prior  year,  and  increase of $9.6  million,  or 6.6%.  On a pro forma  basis, broadcast/publishing  cash flow for the three months ended November 30, 2001  decreased by $14.9 million,  or 23.0%
and decreased  $27.8  million,  or 15.2% for the nine months ended  November 30, 2001.  This pro forma  decrease is due to decreased net revenues partially offset by decreased operating expenses as discussed above.

         Corporate  expenses  for the three  months  ended  November  30, 2001 were $5.4  million  compared to $4.4 million for the same period of the prior year,  an increase of $1.0  million or 21.2%.  Corporate  expenses for the nine months ended  November 30, 2001 were $14.9 million  compared to $12.9 million for the same period of the prior year,  and  increase  of $2.0  million,  or 15.0%.  This  increase  is mostly due to an  increase  in the number of corporate  employees in all  departments as a result of our recent growth and training  investments we have made in our personnel.

         EBITDA  before  certain  charges is defined as  broadcast/publishing  cash flow less  corporate  expenses.
EBITDA before  certain  charges for the three months ended  November 30, 2001 was $44.3  million  compared to $55.0 million  for the same period of the prior year,  a decrease of $10.7  million or 19.5%.  EBITDA for the nine months ended  November 30, 2001 was $140.2  million  compared to $132.5 million for the same period of the prior year, and increase of $7.7  million,  or 5.8%.  On a pro forma  basis,  EBITDA  before  certain  charges for the three months ended  November 30, 2001  decreased  $15.8 million,  or 26.3% and decreased  $29.7  million,  or 17.5% for the nine months ended November 30, 2001.  This pro forma decrease  reflects the decrease in  broadcast/publishing  cash flow coupled with the increase in corporate expenses.

         Depreciation  and  amortization  expense for the three  months ended  November 30, 2001 was $25.9  million compared  to $20.6  million  for the same  period  of the  prior  year,  an  increase  of $5.3  million  or  25.9%.
Depreciation  and  amortization  for the nine months ended  November 30, 2001 was $75.2  million  compared to $49.6 million for the same period of the prior year, an increase of $25.6  million,  or 51.5%.  Substantially  all of the increase in depreciation and  amortization  expense for the three and nine months ended November 30, 2001 is due to acquisitions consummated since March 1, 2000.

         Non-cash  compensation  expense for the three months ended November 30, 2001 was $1.6 million  compared to
$0.5 million for the same period of the prior year,  an increase of $1.1 million or 194.2%.  Non-cash  compensation for the nine months ended  November  30, 2001 was $5.9 million  compared to $4.1 million for the same period of the prior year, an increase of $1.8 million, or 43.8%.  Non-cash  compensation includes compensation expense associated with stock options granted,  restricted common stock issued under employment  agreements,  common stock contributed to the  Company's  Profit  Sharing Plan and common stock  issued to employees at our  discretion.  The increase for the three and nine months ended November 30, 2001 was due to the payment of certain  employee  incentives  with our common stock.

         With respect to Emmis,  interest  expense for the three months ended  November 30, 2001 was $32.1  million compared to $23.7  million for the same period of the prior year,  an increase of $8.4  million or 35.2%.  Interest expense for the nine  months  ended  November  30, 2001 was $99.2  million  compared to $41.3  million for the same period of the prior year, an increase of $57.9  million,  or 140.2%.  This  increase  reflects  higher  outstanding debt due to  acquisitions  consummated  since March 1, 2000,  all of which were financed with debt  (including  our
12.5% senior  discount  notes issued March 2001),  partially  offset by lower  interest  rates on our floating rate senior debt.

         With  respect to EOC,  interest  expense for the three months  ended  November 30, 2001 was $25.2  million compared to $23.7  million for the same period of the prior  year,  an increase of $1.5  million or 6.5%.  Interest expense for the nine  months  ended  November  30, 2001 was $81.1  million  compared to $41.3  million for the same period of the prior year, an increase of $39.8 million,  or 96.4%. This increase  reflects higher  outstanding debt due to  acquisitions  consummated  since March 1, 2000,  partially  offset by lower  interest rates on our floating rate  senior  debt.  The  difference  between  interest  expense  for  Emmis  and  EOC is due to  interest  expense associated  with the  senior  discount  notes,  for  which ECC is the  obligor,  and thus it is  excluded  from the operations of EOC.

         Other income for the three months ended  November 30, 2001 was nominal,  compared to $19.2 million for the same  period of the prior  year.  Other  income for the nine  months  ended  November  30,  2001 was $1.6  million for Emmis and $0.6 million for EOC compared,  to $33.4  million  for the same  period of the prior  year.  Other income  for the  three  months  ended November 30, 2000 includes a $22.0 million gain on exchange of assets,  offset by valuation  adjustments on certain investments.  Other  income for the nine  months  ended  November  30,  2000 includes  the $22.0  million  gain on exchange of assets,  offset by  valuation  adjustments  on certain  investments and a $17.0  million  break-up fee received in connection with the sale of WALR-FM in Atlanta,  Georgia by Midwest
Broadcasting  to Cox Radio,  Inc., net of related expenses.  The difference between other income for Emmis and EOC for the nine months ended November 30, 2001 relates to interest income on $93.0 million of cash in escrow (see Note 4).

         With respect to Emmis,  our effective  tax rate for the nine months ended  November 30, 2001 was a benefit of 27.4%,  compared  to a  provision  of 45.3% for the same  period of the prior  year.  With  respect to EOC,  our effective tax rate for the nine months ended  November 30, 2001 was a benefit of 22.1%,  compared to a provision of
45.3% for the same period of the prior year.  The variance in our  effective  tax rate from the  statutory tax rate is due to non-deductible  expenses,  primarily  consisting of certain goodwill  amortization that is not deductible for tax purposes.

         During the nine months ended  November 30,  2001,  EOC repaid  $108.0  million of  indebtedness  under its credit facility,  which permanently  reduced amounts available  thereunder.  As a result of the early payoff of the indebtedness,  the Company recorded an extraordinary loss of approximately $1.1 million,  net of taxes,  related to unamortized deferred debt costs.

Liquidity and Capital Resources

    Capital Requirements

         Our  primary  uses of  capital  have been  historically,  and are  expected  to  continue  to be,  funding acquisitions,  capital  expenditures,  working  capital and debt service and, in the case of ECC,  preferred  stock dividend requirements.

         Emmis is constructing  new operating  facilities for WALA-TV in Mobile,  Alabama.  The project is expected to be  completed  in  February  of 2002 for an  estimated  cost of $11.3  million  of which $9.0  million  has been incurred  through  November 30, 2001.  This project will be financed  through cash flows from operating  activities and/or borrowings under the credit facility.

    Capital Expenditures

         In the nine month periods ended November 30, 2000 and 2001, we had capital  expenditures  of $16.0 million and $25.8  million,  respectively.  The capital  expenditures  in the period  ended  November  30,  2001  primarily related to the WALA operating facilities project,  leasehold  improvements to various office and studio facilities, broadcast equipment purchases and tower upgrades.  We anticipate that future requirements for capital expenditures will include capital expenditures  incurred during the ordinary course of business,  including costs  related to our  conversion  to digital  television.  We expect to fund such capital  expenditures  with cash generated from operating activities and borrowings under our credit facility.

    Debt Service and Preferred Stock Dividend Requirements

         As of November 30, 2001, EOC had $1.272  billion of corporate  indebtedness  outstanding  under our credit facility ($.972 billion) and senior  subordinated  notes ($0.3 billion),  and an additional  $19.1 million of other indebtedness.  As  of  November  30,  2001,  total  indebtedness  outstanding  for  Emmis  included  all  of  EOC's indebtedness  as  well as  $219.9  million  of  senior  discount  notes.  Emmis  also  had  $143.8  million  of our convertible  preferred stock outstanding.  All outstanding amounts under our credit facility bear interest,  at our option,  at a rate equal to the  Eurodollar  rate or an  alternative  Base Rate plus a margin.  As of November  30,
2001,  our  weighted  average  borrowing  rate under our credit  facility  was  approximately  6.4% and our overall weighted  average  borrowing rate,  after taking into account  amounts  outstanding  under our senior  subordinated notes and senior discount notes,  was  approximately  7.7%. The overall  weighted  average  borrowing rate for EOC, which would exclude the senior discount notes, was approximately 6.8%.

         Based  on  amounts  currently   outstanding  under  our  senior   subordinated  notes,  the  debt  service
requirements  of EOC for these notes over the next  twelve-month  period are $24.4  million.  ECC has no additional debt service  requirements  in the next  twelve-month  period since interest on its senior  discount notes accretes into the principal balance of the notes until March 2006.  However,  ECC has preferred stock dividend  requirements of $9.0  million for the next  twelve-month  period.  The terms of ECC's  preferred  stock  provide for a quarterly dividend  payment of $.78125  per share on each  January 15,  April 15,  July 15 and  October  15.  While Emmis has
sufficient  liquidity to declare and pay the dividends as they become due, it is not  currently  permitted to do so because  Emmis'  current  leverage  ratio under the senior  discount  notes  indenture  exceeds 8:1 and its current leverage  ratio under the senior  subordinated  notes  indenture  exceeds 7:1.  For the October 15, 2001 dividend,
ECC's board of directors  set October 12, 2001 as the record date,  but did not declare the dividend.  Instead,  on
October 15, a  wholly-owned,  unrestricted  subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder  of record on October 12, 2001.  This  subsidiary  was  permitted to make the payment to the  preferred shareholders  under the senior  discount  notes  indenture.  When ECC is  permitted to declare the October 15, 2001 dividend,  we expect ECC's board of directors to do so and to deem the  obligation to pay the dividend to have been discharged  by the  subsidiary's  payment.  For the January 15, 2002  dividend,  a process  similar to one outlined above is being utilized.

    Sources of Liquidity

         Our primary  sources of liquidity  are cash provided by operations  and funds  available  under our credit facility.  At November  30,  2001,  we had cash and cash  equivalents  of $2.1  million and net working  capital of
$40.7  million.  At February 28, 2001, we had cash and cash  equivalents  of $59.9 million and net working  capital of $98.0 million.  On June 22, 2001, we  effectuated  our corporate  reorganization  (see Note 2) and $93.0 million that was  previously  held in escrow was released to us. We used the cash to repay  amounts  outstanding  under the credit  facility.  At January 2, 2002,  we had $220.0  million  available  under our credit  facility  (subject  to restrictions  discussed in the following  paragraph),  less $8.4 million in outstanding letters of credit. Based on current projections, by February 28, 2003, absent actions to the contrary by the Company,  we do not expect to be in  compliance  with  certain  leverage  ratios (debt  divided by pro forma  EBITDA,  as defined)  under our credit facility.  Under the terms of our credit  facility,  our debt is callable if we exceed these leverage  ratios,  and if our credit facility debt is called,  the senior discount notes and senior  subordinated notes become callable as well.  However,  we believe we have access to various debt or equity  markets or we could dispose of certain assets to prevent or cure any violation.  Based on these options, we do not expect any of our debt to be called.

         Our indentures  related to the senior discount notes and the senior  subordinated  notes contain  leverage ratio covenants  (debt divided by pro forma EBITDA,  as defined) of 8:1 and 7:1,  respectively.  Our leverage ratio under the senior discount notes currently  exceeds 8:1 and the leverage ratio under the senior  subordinated  notes currently  exceeds  7:1.  As a result,  Emmis and EOC are  restricted  in the  amount of  additional  debt they can incur,  in their ability to make certain  payments,  and in other  respects  outlined in the senior  discount notes indenture  and the  senior  subordinated  notes  indenture.  Exceeding  these  leverage  ratios  is not an event of default under the indentures;  it simply triggers these certain  restrictions.  Accordingly,  neither Emmis nor EOC is, or is expected to be, in violation  of the  indentures.  We believe we can  continue to operate our  businesses within the restrictions imposed by the indentures.

         As part of our business strategy,  we continually evaluate potential  acquisitions of radio and television stations,  as well as publishing  properties.  If we elect to take advantage of future  acquisition  opportunities, we may incur additional debt or issue  additional  equity or debt  securities,  depending on market  conditions and other factors.

Intangibles

         At November 30, 2001,  approximately 82% of our total assets consisted of intangible  assets,  such as FCC broadcast  licenses,  goodwill,  subscription  lists and similar assets,  the value of which depends  significantly upon the operational  results of our  businesses.  In the case of our radio and television  stations,  we would not be able to operate the  properties  without the related FCC license for each  property.  FCC  licenses  are renewed every eight years;  consequently,  we  continually  monitor our stations'  compliance  with the various  regulatory requirements.  Historically,  all of our FCC licenses have been renewed at the end of their  respective  eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

    New Accounting Pronouncements

         In June  2001,  the FASB  issued  SFAS No.  142  "Goodwill  and Other  Intangible  Assets"  that  requires companies to cease amortizing goodwill and certain other  indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS 142,  goodwill and certain  indefinite-lived  intangibles  will not be amortized into results of  operations,  but  instead  the  recorded  value of  certain  indefinite-lived  intangibles  will be tested  for impairment  annually with  impairment  being  measured as the excess of the asset's  carrying  amount over its fair value.  Intangible  assets that have finite useful lives will continue to be amortized  over their useful lives and measured for  impairment in accordance  with SFAS 121. Any impairment  loss resulting from the initial  adoption of
SFAS 142 will be reported as a change in accounting  principle;  however,  the Company has not yet  calculated  the impairment  loss  expected  to result  from  adoption.  This  statement  will be adopted by the Company on March 1,
2002.  The  adoption  of this  accounting  standard  will reduce our  amortization  of  goodwill  and  intangibles.
However, impairment reviews may result in future periodic write-downs.

         In August 2001,  the FASB issued SFAS No. 144  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets",  which  establishes  a  single  model  to  account  for  impairment  of  assets  to be held  or  disposed, incorporating  guidelines  for  accounting and disclosure of  discontinued  operations.  This statement  supercedes
SFAS 121 and will be adopted by the Company on March 1, 2002.  The Company has not yet  determined  the impact,  if any, of adopting SFAS 144.

Regulatory Matters

         Emmis  acquired  KGMB-TV in  Honolulu,  Hawaii as part of the Lee  acquisition  in October  2000.  Because
Emmis already owned KHON-TV in Honolulu,  and both KHON and KGMB were rated among the top four television  stations in the Honolulu  market,  FCC regulations  prohibited  Emmis from owning both stations.  However,  Emmis received a temporary  waiver from the FCC that has allowed  Emmis to operate  both  stations  (and their  related  "satellite"
stations).  This temporary waiver has subsequently been extended to April 1, 2002.

         FCC regulations  require all commercial  television stations in the United States to start broadcasting in digital  format by May 2002 and to abandon their present  analog format by 2006,  although the FCC may extend these dates. We expect that seven of our television  stations (KOIN-TV,  KGUN-TV,  KRQE-TV,  WALS-TV,  WFTX-TV,  WKCF-TV,
WLUK-TV)  will be  broadcasting  in  digital  format  by the May 2002  deadline,  with  digital  broadcasts  on our remaining  television  stations  expected to commence by the end of the calendar year. While we will be requesting waivers from the FCC, we currently  cannot predict the implications of our stations' failure to meet the May 2002 deadline.

Quantitative and Qualitative Disclosures About Market Risk

         Emmis  owns a 75%  interest  in an  Argentinean  subsidiary  which  is  consolidated  in the  accompanying financial  statements.  Most of the  assets  and  liabilities  of this  subsidiary  are  denominated  in its  local currency (peso).  However,  the subsidiary has  approximately  $3.1 million of loans  denominated in U.S.  dollars.
On January 7, 2002,  the  Argentinean  government  devalued the peso.  The Company has not yet assessed the impact, if any, of the devaluation of the peso on its financial statements.

         Management  monitors and evaluates  changes in market  conditions on a regular basis.  Based upon the most recent review,  management  has  determined  that there have been no material  developments  affecting  market risk since the filing of the Company's  Annual  Report on Form 10-K for the year ended  February 28, 2001 other than the one disclosed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Discussion  regarding  these  items is included  in  management's  discussion  and  analysis of  financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Instead of making a required license payment to the Hungarian government in November 2001, our 59.5% owned national radio station in Hungary  requested a modification  of the broadcast  contract and  ultimately  filed suit in arbitration court seeking reformation of the contract and requesting that the payments be reduced.  The Hungarian government has notified the  station of its intent to revoke the  license  based on  nonpayment of the license  fee.
This decision is not final and the station has until January 20, 2002 to file an appeal.  The station  plans to file the appeal and pursue  arbitration and settlement  negotiations  with the Hungarian  government.  Management cannot predict the outcome of the  litigation  and does not plan to continue to operate the station  under the present fee arrangement.  Management does not expect an adverse  material  financial impact to Emmis or EOC if the station does not continue to operate.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  The following exhibits are filed or incorporated by reference as a part of this report:

                  3.1      Second  Amended  and  Restated   Articles  of  Incorporation  of  Emmis   Communications
                           Corporation,  incorporated  by reference  from Exhibit 3.1 to the Company's  Form 10-K/A for the year ended  February 29,  2000,  and an  amendment  thereto  relating to certain
                           12.5%  Senior  Preferred  Stock  incorporated  by  reference  from  Exhibit  3.1  to the
                           Company's current report on Form 8-K filed 12/13/01.

                  3.2      Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company's Form 10-K/A for the year ended February 29, 2000.

                  3.3      Articles of Incorporation of Emmis Operating Company, incorporated by reference from Exhibit
                           3.4 to the Company's Form S-3/A File No. 333-62172 filed on June 21, 2001.

                  3.4      Bylaws of Emmis Operating Company, incorporated by reference from Exhibit 3.5 to the Company's
                           Form S-3/A File No. 333-62172 filed on June 21, 2001.

                  10.1     Third Amendment to Fourth Amended and Restated  Credit and Term Loan Agreement, incorporated by reference from Exhibit 10 to Emmis Operating Company's Form 8-K filed on December 3, 2001.

                  15       Letter re: unaudited interim financial information

         (b) Reports on Form 8-K

                  Neither ECC nor EOC filed reports on Form 8-K during the three months ended November 30, 2001.

                                                    Signatures

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              EMMIS COMMUNICATIONS CORPORATION

Date:  January 14, 2002                                       By:  /s/ WALTER Z. BERGER
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

                                                              EMMIS OPERATING COMPANY

Date: January 14, 2002                                        By:  /s/ WALTER Z. BERGER
                                                              Walter Z. Berger
                                                              Executive Vice President (Authorized Corporate
                                                              Officer), Chief Financial Officer and Treasurer

Exhibit 15

January 14, 2002

Mr. Walter Z. Berger
Executive Vice President, Chief Financial Officer and Treasurer
Emmis Communications Corporation
One Emmis Plaza
40 Monument Circle Suite 700
Indianapolis, Indiana 46204

Dear Mr. Berger:

We are aware that Emmis  Communications  Corporation has incorporated by reference in its  Registration  Statements
Nos.  33-83890,  333-14657,  333-42878,  333-62172 and  333-62160 its Form 10-Q for the quarter ended  November 30,
2001,  which  includes our report  dated  January 8, 2002  covering the  unaudited  interim  financial  information contained  therein.  Pursuant to Regulation C of the Securities  Act of 1933,  that report is not considered a part of the  registration  statements  prepared or certified  by our firm or a report  prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not  performed  any  procedures subsequent to January 8, 2002.

Very truly yours,

/s/ ARTHUR ANDERSEN LLP
----------------------------------------
ARTHUR ANDERSEN LLP

