Form 10-Q
period 2002-05-31
EMMIS COMMUNICATIONS CORP
filed 2002-07-15
CIK 783005

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended May 31, 2002

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

Yes     X        No________

     The number of shares  outstanding of each of Emmis  Communications  Corporation's  classes of common stock, as of July 10, 2002, was:

                 48,048,591         Shares of Class A Common Stock, $.01 Par Value
                  4,962,460         Shares of Class B Common Stock, $.01 Par Value
                          0         Shares of Class C Common Stock, $.01 Par Value

         Emmis Operating Company has 1,000 shares of common stock outstanding as of July 10, 2002 and all of these shares are owned by Emmis Communications Corporation.

                                                       INDEX

                                                                                                         Page

INDEPENDENT ACCOUNTANTS' REVIEW REPORT.....................................................................4

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................................................5

       Emmis Communications Corporation and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three months ended May 31, 2001 and 2002.........................................................5

           Condensed Consolidated Balance Sheets
                as of February 28, 2002 and May 31, 2002...................................................6

           Condensed Consolidated Statements of Cash Flows for the
                three months ended May 31, 2001 and 2002...................................................8

       Emmis Operating Company and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three months ended May 31, 2001 and 2002........................................................10

           Condensed Consolidated Balance Sheets
                as of February 28, 2002 and May 31, 2002..................................................11

           Condensed Consolidated Statements of Cash Flows for the
                three months ended May 31, 2001 and 2002..................................................13

       Notes to Condensed Consolidated Financial Statements...............................................15

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................33

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk.........................................................................42

PART II  - OTHER INFORMATION

                                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

         We have reviewed the accompanying condensed consolidated balance sheet, statement of operations, and statement of cash flows of Emmis Communications Corporation (an Indiana Corporation) and Subsidiaries as of May
31, 2002 and for the three-month period then ended. We have also reviewed the accompanying condensed consolidated balance sheet, statement of operations, and statement of cash flows of Emmis Operating Company (an Indiana
Corporation and wholly owned subsidiary of Emmis Communication Corporation) and Subsidiaries as of May 31, 2002
and for the three-month period then ended. These financial statements are the responsibility of the Companies'
management. The condensed consolidated balance sheet, statement of operations, and statement of cash flows of
Emmis Communications Corporation and Subsidiaries  as of May 31, 2001, and for the three-month period then ended, was reviewed by other accountants whose report (dated June 26, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

         We conducted our review in accordance  with standards  established by the American  Institute of Certified
Public  Accountants.  A review of  interim  financial  information  consists  principally  of  applying  analytical procedures to financial data, and making  inquiries of persons  responsible  for financial and accounting  matters.
It is  substantially  less in scope  than an audit  conducted  in  accordance  with  auditing  standards  generally accepted in the United  States,  which will be  performed  for the full year with the  objective of  expressing  an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at May 31, 2002, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

                                                                       ERNST & YOUNG LLP

Indianapolis, Indiana
June 24, 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands, except per share data)
                                                                                                    Three Months Ended May 31,
                                                                                                     2001                 2002
                                                                                                  ---------            ---------
   GROSS REVENUES                                                                                 $ 161,073            $ 159,498
   LESS:  AGENCY COMMISSIONS                                                                         22,820               22,692
                                                                                                  ---------            ---------
   NET REVENUES                                                                                     138,253              136,806
   OPERATING EXPENSES:
        Station operating expenses, excluding noncash compensation                                   89,970               86,330
        Time brokerage fees                                                                             479                   --
        Corporate expenses                                                                            4,957                5,133
        Noncash compensation                                                                          2,740                5,355
        Depreciation and amortization                                                                24,136               10,759
        Restructuring fees and other                                                                    572                   --
                                                                                                  ---------            ---------
            Total operating expenses                                                                122,854              107,577
                                                                                                  ---------            ---------
   OPERATING INCOME                                                                                  15,399               29,229
                                                                                                  ---------            ---------
   OTHER INCOME (EXPENSE):
        Interest expense                                                                            (34,652)             (29,947)
        Loss from unconsolidated affiliates                                                            (864)              (1,066)
        Gain on sale of assets                                                                           --                8,933
        Other income (expense), net                                                                   1,459                  647
                                                                                                  ---------            ---------
            Total other income (expense)                                                            (34,057)             (21,433)
                                                                                                  ---------            ---------
   INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
        LOSS AND ACCOUNTING CHANGE                                                                  (18,658)               7,796

   PROVISION (BENEFIT) FOR INCOME TAXES                                                              (5,181)               3,630
                                                                                                  ---------            ---------

   INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
        ACCOUNTING CHANGE                                                                           (13,477)               4,166
                                                                                                  ---------            ---------

   EXTRAORDINARY LOSS, NET OF TAXES OF $1,260                                                            --               (2,340)

   CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
        NET OF TAXES OF $102,600                                                                         --             (167,400)
                                                                                                  ---------            ---------

   NET LOSS                                                                                         (13,477)            (165,574)

   PREFERRED STOCK DIVIDENDS                                                                          2,246                2,246
                                                                                                  ---------            ---------

   NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                                      $ (15,723)           $(167,820)
                                                                                                  =========            =========

   Basic net income (loss) available to common shareholders:
        Before accounting change and extraordinary loss                                           $   (0.33)          $     0.04
        Extraordinary loss, net of tax                                                                   --                (0.05)
        Cumulative effect of accounting change, net of tax                                               --                (3.27)
                                                                                                  ---------           ----------
          Net loss available to common shareholders                                               $   (0.33)          $    (3.28)
                                                                                                  =========           ==========

   Diluted net income (loss) available to common shareholders:
        Before accounting change and extraordinary loss                                           $   (0.33)          $     0.04
        Extraordinary loss, net of tax                                                                   --                (0.05)
        Cumulative effect of accounting change, net of tax                                               --                (3.27)
                                                                                                  ---------           ----------
          Net loss available to common shareholders                                               $   (0.33)          $    (3.28)
                                                                                                  =========           ==========

   Weighted average common shares outstanding:
        Basic                                                                                         47,258               51,211
        Diluted                                                                                       47,258               51,211

                                See independent accountants review report and accompanying notes

                                     EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                                           February 28,                 May 31,
                                                                                              2002                       2002
                                                                                           -----------                 ----------
                                 ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents                                                           $    6,362                 $   65,367
        Accounts receivable, net                                                                95,240                    101,433
        Prepaid expenses                                                                        14,847                     16,994
        Income tax refund receivable                                                                --                     12,844
        Other                                                                                   23,657                     19,998
        Assets held for sale                                                                   123,416                         --
                                                                                            ----------                 ----------
                 Total current assets                                                          263,522                    216,636

        Property and equipment, net                                                            231,139                    226,068
        Intangible assets, net                                                               1,953,331                  1,677,875
        Other assets, net                                                                       62,077                     56,382
                                                                                            ----------                 ----------
                           Total assets                                                     $2,510,069                 $2,176,961
                                                                                            ==========                 ==========

                             See independent accountants review report and accompanying notes.

                                     EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                                                  FEBRUARY 28,         May 31,
                                                                                                     2002                2002
                                                                                                  -----------        -----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
       Accounts Payable                                                                           $    38,995        $    39,754
       Current maturities of long-term debt                                                             7,933              8,228
       Current portion of TV program rights payable                                                    27,507             23,422
       Accrued salaries and commissions                                                                 7,852              5,793
       Accrued interest                                                                                14,068              8,095
       Deferred revenue                                                                                16,392             16,619
       Other                                                                                            7,531              9,706
       Credit facility debt to be repaid with assets held for sale                                    135,000                 --
       Senior discount notes to be repaid with proceeds from equity offering                               --             52,890
       Liabilities associated with assets held for sale                                                    63                 --
                                                                                                  -----------        -----------
          Total current liabilities                                                                   255,341            164,507

   LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                        1,343,507          1,237,722

   OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                      6,949              7,001

   TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                                                   40,551             37,473

   OTHER NONCURRENT LIABILITIES                                                                        26,966             22,765

   DEFERRED INCOME TAXES                                                                              101,198             13,114
                                                                                                  -----------        -----------

                     Total liabilities                                                              1,774,512          1,482,582
                                                                                                  -----------        ------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $0.01 par value;
          $50.00 liquidation value; authorized 10,000,000 shares; issued and
          outstanding 2,875,000 shares at February 28, 2002 and May 31, 2002                               29                 29
       Class A common stock, $.01 par value; authorized 170,000,000 shares;
          issued and outstanding 42,761,299 shares at February 28, 2002
          and 47,991,150 shares at May 31, 2002                                                           428                480
       Class B common stock, $.01 par value; authorized 30,000,000 shares;
          issued and outstanding 5,250,127 shares at February 28, 2002
          and 4,962,460 shares at May 31, 2002                                                             53                 50
       Additional paid-in capital                                                                     843,254            975,028
       Accumulated deficit                                                                            (95,822)          (263,642)
       Accumulated other comprehensive loss                                                           (12,385)           (17,566)
                                                                                                  -----------        -----------
                     Total shareholders' equity                                                       735,557            694,379
                                                                                                  -----------        -----------
                              Total liabilities and shareholders' equity                          $ 2,510,069        $ 2,176,961
                                                                                                  ===========        ===========

                         See independent accountants review report and accompanying notes.

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                                                         Three Months
                                                                                                          Ended May 31,
                                                                                                    2001                   2002
                                                                                                  ---------            ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                   $ (13,477)           $(165,574)
       Adjustments to reconcile net loss
          to net cash provided by operating activities -
            Extraordinay item                                                                            --                2,340
            Cumulative effect of accounting change                                                       --              167,400
            Depreciation and amortization                                                            29,185               17,158
            Accretion of interest on senior discount notes,
               including amortization of related debt costs                                           4,606                7,507
            Provision for bad debts                                                                   1,633                  990
            Provision (benefit) for deferred income taxes                                            (5,181)               3,630
            Noncash compensation                                                                      2,740                5,355
            Gain on sale of assets                                                                       --               (8,933)
            Other                                                                                    (1,178)              (4,208)
       Changes in assets and liabilities -
            Accounts receivable                                                                     (10,648)              (7,183)
            Prepaid expenses and other current assets                                                 7,444                  873
            Other assets                                                                             (2,204)                (731)
            Accounts payable and accrued liabilities                                                 (5,178)              (8,724)
            Deferred revenue                                                                            796                  227
            Other liabilities                                                                        (2,814)              (9,634)
                                                                                                   --------             --------

            Net cash provided by operating activities                                                 5,724                  493
                                                                                                   --------             --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                           (9,090)              (3,842)
       Cash paid for acquisitions                                                                  (140,746)                  --
       Proceeds from sale of assets, net                                                                 --              135,500
       Other                                                                                         (3,231)                (222)
                                                                                                    -------              -------

            Net cash provided by (used in) investing activities                                    (153,067)             131,436
                                                                                                   --------              -------

                         See independent accountants review report and accompanying notes.

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                                          Three Months
                                                                                                          Ended May 31,
                                                                                                    2001                  2002
                                                                                                  --------             ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt                                                                       --              (201,102)
       Proceeds from long-term debt                                                                  5,000                 6,000
       Proceeds from senior discount notes offering                                                202,612                    --
       Cash held in escrow                                                                         (93,000)                   --
       Proceeds from issuance of the Company's Class A common
          stock, net of transaction costs                                                               --               120,283
       Proceeds from exercise of stock options                                                         725                 4,141
       Preferred stock dividends paid                                                               (2,246)               (2,246)
       Debt related costs                                                                          (12,041)                   --
                                                                                                 ---------             ---------

            Net cash provided by (used in) financing activities                                    101,050               (72,924)
                                                                                                 ---------             ---------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (46,293)               59,005

   CASH AND CASH EQUIVALENTS:
       Beginning of period                                                                          59,899                 6,362
                                                                                                 ---------             ---------

       End of period                                                                             $  13,606             $  65,367
                                                                                                 =========             =========

   SUPPLEMENTAL DISCLOSURES:
       Cash paid for -
          Interest                                                                               $  35,691             $  28,605
          Income taxes                                                                                 857                   412

   ACQUISITION OF KKLT-FM, KTAR-AM
       and KMVP-AM:
          Fair value of assets acquired                                                          $ 160,746
          Cash paid, net of deposit                                                                140,746
          Deposit paid in June 2000                                                                 20,000
                                                                                                 ---------
          Liabilities recorded                                                                   $      --
                                                                                                 =========

                         See independent accountants review report and accompanying notes.

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                                    Three Months Ended May 31,
                                                                                                     2001                 2002
                                                                                                  ---------            ---------
   GROSS REVENUES                                                                                 $ 161,073            $ 159,498
   LESS:  AGENCY COMMISSIONS                                                                         22,820               22,692
                                                                                                  ---------            ---------
   NET REVENUES                                                                                     138,253              136,806
   OPERATING EXPENSES:
        Station operating expenses, excluding noncash compensation                                   89,970               86,330
        Time brokerage fees                                                                             479                   --
        Corporate expenses                                                                            4,957                5,133
        Noncash compensation                                                                          2,740                5,355
        Depreciation and amortization                                                                24,136               10,759
        Restructuring fees and other                                                                    572                   --
                                                                                                   --------             --------
            Total operating expenses                                                                122,854              107,577
                                                                                                   --------             --------
   OPERATING INCOME                                                                                  15,399               29,229
                                                                                                   --------             --------
   OTHER INCOME (EXPENSE):
        Interest expense                                                                            (30,238)             (22,440)
        Loss from unconsolidated affiliates                                                            (864)              (1,066)
        Gain on sale of assets                                                                           --                8,933
        Other income (expense), net                                                                   1,459                  647
                                                                                                   --------             --------
            Total other income (expense)                                                            (29,643)             (13,926)
                                                                                                   --------             --------
   INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
        LOSS AND ACCOUNTING CHANGE                                                                  (14,244)              15,303

   PROVISION (BENEFIT) FOR INCOME TAXES                                                              (3,382)               6,072
                                                                                                   --------             --------

   INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
        ACCOUNTING CHANGE                                                                           (10,862)               9,231
                                                                                                   --------             --------

   EXTRAORDINARY LOSS, NET OF TAXES OF $1,260                                                            --               (2,340)

   CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
        NET OF TAXES OF $102,600                                                                         --             (167,400)
                                                                                                  ---------            ---------

   NET LOSS                                                                                       $ (10,862)           $(160,509)
                                                                                                  =========            =========

                         See independent accountants review report and accompanying notes.

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                     (Dollars in thousands, except share data)

                                                                                             February 28,                May 31,
                                                                                                 2002                     2002
                                                                                             -----------               -----------

                                ASSETS
   CURRENT ASSETS:
        Cash and cash equivalents                                                             $    6,362               $   65,367
        Accounts receivable, net                                                                  95,240                  101,433
        Prepaid expenses                                                                          14,847                   16,994
        Income tax refund receivable                                                                  --                   12,844
        Other                                                                                     23,657                   19,998
        Assets held for sale                                                                     123,416                       --
                                                                                             -----------               ----------
                    Total current assets                                                         263,522                  216,636

        Property and equipment, net                                                              231,139                  226,068
        Intangible assets, net                                                                 1,953,331                1,677,875
        Other assets, net                                                                         51,147                   45,753
                                                                                             -----------               ----------
                                Total assets                                                  $2,499,139               $2,166,332
                                                                                             ===========               ==========

                        See independent accountants review report and accompanying notes.

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                               February 28,             May 31,
                                                                                                  2002                   2002
                                                                                               ------------         ------------

                   LIABILITIES AND SHAREHOLDER'S EQUITY

   CURRENT LIABILITIES:
       Accounts Payable                                                                         $    38,995          $    39,754
       Current maturities of long-term debt                                                           7,933                8,228
       Current portion of TV program rights payable                                                  27,507               23,422
       Accrued salaries and commissions                                                               7,852                5,793
       Accrued interest                                                                              14,068                8,095
       Deferred revenue                                                                              16,392               16,619
       Other                                                                                          6,408                8,583
       Credit facility debt to be repaid with assets held for sale                                  135,000                   --
       Liabilities associated with assets held for sale                                                  63                   --
                                                                                               ------------         ------------
          Total current liabilities                                                                 254,218              110,494

   LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                      1,117,000            1,056,898

   OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                    6,949                7,001

   TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                                                 40,551               37,473

   OTHER NONCURRENT LIABILITIES                                                                      26,966               22,765

   DEFERRED INCOME TAXES                                                                            108,988               23,346
                                                                                               ------------         ------------

                  Total liabilities                                                               1,554,672            1,257,977
                                                                                               ------------         ------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDER'S EQUITY:

       Common stock, no par value; authorized , issued and
          outstanding 1,000 shares at February 28, 2002 and May 31, 2002                          1,027,221            1,027,221
       Additional paid-in capital                                                                     8,108              139,932
       Accumulated deficit                                                                          (78,477)            (241,232)
       Accumulated other comprehensive loss                                                         (12,385)             (17,566)
                                                                                               ------------         ------------
                  Total shareholder's equity                                                        944,467              908,355
                                                                                               ------------         ------------

                          Total liabilities and shareholder's equity                            $ 2,499,139         $  2,166,332
                                                                                               ============         ============

                         See independent accountants review report and accompanying notes.

                                         EMMIS OPERATING COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                                          Three Months
                                                                                                          Ended May 31,
                                                                                                 2001                      2002
                                                                                               ----------             ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                 $ (10,862)             $(160,509)
       Adjustments to reconcile net loss
          to net cash provided by (used in) operating activities -
             Extraordinay item                                                                         --                  2,340
             Cumulative effect of accounting change                                                    --                167,400
             Depreciation and amortization                                                         29,185                 17,158
             Provision for bad debts                                                                1,633                    990
             Provision (benefit) for deferred income taxes                                         (3,382)                 6,072
             Noncash compensation                                                                   2,740                  5,355
             Gain on sale of assets                                                                    --                 (8,933)
             Other                                                                                 (1,178)                (5,128)
       Changes in assets and liabilities -
             Accounts receivable                                                                  (10,648)                (7,183)
             Prepaid expenses and other current assets                                              7,444                    873
             Other assets                                                                          (2,204)                  (732)
             Accounts payable and accrued liabilities                                              (5,178)                (8,724)
             Deferred revenue                                                                         796                    227
             Other liabilities                                                                     (2,814)                (9,634)
                                                                                               ----------             ----------

             Net cash provided by (used in) operating activities                                    5,532                   (428)
                                                                                               ----------             ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                         (9,090)                (3,842)
       Cash paid for acquisitions                                                                (140,746)                    --
       Proceeds from sale of assets, net                                                               --                135,500
       Other                                                                                       (3,231)                  (222)
                                                                                               ----------             ----------

             Net cash provided by (used in) investing activities                                 (153,067)               131,436
                                                                                               ----------             ----------

                         See independent accountants review report and accompanying notes.

                                     EMMIS OPERATING COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                                         Three Months
                                                                                                          Ended May 31,
                                                                                                 2001                      2002
                                                                                               ----------             ----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt                                                                      --               (201,102)
       Proceeds from long-term debt                                                                 5,000                  6,000
       Distributions to parent                                                                     (2,246)                (2,246)
       Contributions from parent                                                                   99,004                125,345
       Debt related costs                                                                            (516)                    --
                                                                                               ----------             ----------

             Net cash provided by (used in) financing activities                                  101,242                (72,003)
                                                                                               ----------             ----------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (46,293)                59,005

   CASH AND CASH EQUIVALENTS:
       Beginning of period                                                                         59,899                  6,362
                                                                                               ----------             ----------

       End of period                                                                            $  13,606             $   65,367
                                                                                                ==========            ==========

   SUPPLEMENTAL DISCLOSURES:
       Cash paid for -
          Interest                                                                              $  35,691              $  28,605
          Income taxes                                                                                857                    412

   ACQUISITION OF KKLT-FM, KTAR-AM
       and KMVP-AM:
          Fair value of assets acquired                                                         $ 160,746
          Cash paid, net of deposit                                                               140,746
          Deposit paid in June 2000                                                                20,000
                                                                                                ---------
          Liabilities recorded                                                                  $      --
                                                                                                =========

                         See independent accountants review report and accompanying notes.

                                 EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                   May 31, 2002

                                                    (Unaudited)

Note 1.  General

             Pursuant to the rules and  regulations  of the  Securities  and  Exchange  Commission,  the  condensed
consolidated  interim  financial   statements  included  herein  have  been  prepared,   without  audit,  by  Emmis
Communications Corporation ("ECC") and its subsidiaries  (collectively,  "our," "us," "Emmis" or the "Company") and by Emmis Operating  Company and its  subsidiaries  (collectively  "EOC").  Unless  otherwise noted, all disclosures contained in the Notes to Condensed  Consolidated  Financial  Statements  in this Form 10-Q apply to Emmis and EOC.
As permitted  under the  applicable  rules and  regulations  of the  Securities  and Exchange  Commission,  certain information  and  footnote  disclosures  normally  included in financial  statements  prepared in  accordance  with accounting  principles  generally  accepted in the United  States have been  condensed or omitted  pursuant to such rules  and  regulations;  however,  Emmis  believes  that the  disclosures  are  adequate  to make the  information presented not  misleading.  The  condensed  consolidated  financial  statements  included  herein should be read in conjunction  with the  consolidated  financial  statements and the notes thereto  included in the Company's  Annual
Report  filed on Form 10-K for the year ended  February  28, 2002.  The  Company's  results are subject to seasonal fluctuations.  Therefore,  results shown on an interim basis are not  necessarily  indicative of results for a full year.

         In the opinion of Emmis and EOC,  respectively,  the accompanying condensed consolidated interim financial statements  contain all  material  adjustments  (consisting  only of normal  recurring  adjustments)  necessary  to present  fairly the  consolidated  financial  position  of Emmis and EOC at May 31,  2002 and the  results of their operations and their cash flows for the three months ended May 31, 2001 and 2002.

Note 2.  Accounting Policies

Advertising Costs

         On an interim  basis,  the Company  defers major  advertising  campaigns for which future  benefits can be demonstrated.  These costs are  amortized  over the shorter of the estimated  period  benefited or the remainder of the fiscal  year.  The Company had  deferred  approximately  $2.1  million of these costs as of May 31, 2002 and an immaterial amount as of May 31, 2001.

Basic and Diluted Net Income Per Common Share

         Emmis
         Basic net income per common share is computed by dividing net income  available to common  shareholders by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted net income per common  share reflects  the  potential  dilution  that could occur if  securities  or other  contracts to issue common stock were exercised or converted.  Potentially  dilutive  securities at May 31, 2001 and 2002  consisted of stock options and the 6.25% Series A  cumulative  convertible  preferred  stock.  Neither the 6.25%  Series A cumulative  convertible preferred  stock nor the stock options are included in the  calculation  of diluted net income per common share for the  three  months  ended  May 31,  2001 and 2002 as the  effect  of their  conversion  to  common  stock  would be antidilutive.  Weighted  average  shares  excluded from the  calculation of diluted net income per share that would result from the  conversion  of the 6.25% Series A cumulative  convertible  preferred  stock and the  conversion of stock options amounted to approximately 4.2 million shares for the three months ended May 31, 2001 and 2002.

         EOC
         Because  EOC is a  wholly-owned  subsidiary  of Emmis,  disclosure  of  earnings  per share for EOC is not required.

Reclassifications

         Certain  reclassifications  have been made to the May 31, 2001 and February 28, 2002 financial  statements to be  consistent  with the May 31,  2002  presentation.  The  reclassifications  have no impact  on net  income or retained earnings previously reported.

Recent Accounting Pronouncements

         In  June  2001,  the  Financial   Accounting  Standards  Board  (FASB)  issued  SFAS  No.  141,  "Business
Combinations."  Statement No. 141 addresses  financial  accounting  and  reporting  for business  combinations  and supersedes  Accounting  Principle Board ("APB") Opinion No. 16, "Business  Combinations" and FASB Statement No. 38,
"Accounting for  Preacquisition  Contingencies  of Purchased  Enterprises."  Statement No. 141 is effective for all business  combinations  initiated after June 30, 2001 and eliminates the  pooling-of-interest  method of accounting for business  combinations except for qualifying  business  combinations that were initiated prior to July 1, 2001.
Statement  No. 141 also changes the  criteria to  recognize  intangible  assets  apart from  goodwill.  The Company adopted this Statement on July 1, 2001. The Company has  historically  used the purchase  method to account for all business  combinations  and adoption of this  Statement did not have a material  impact on the Company's  financial position, cash flows or results of operations.

         In June 2001,  the FASB issued SFAS No. 142,  "Goodwill  and Other  Intangible  Assets".  See Note 3 for a
discussion of Statement No. 142.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development and/or the normal operation of a long-lived asset.  Under this standard, guidance is provided on measuring and recording the liability.  Adoption of this Statement by the Company will be effective on March 1, 2003.  The Company does not believe that the adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         Effective March 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of
Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, SFAS No.
144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB Statement No. 13, and Technical Corrections".  Statement No. 145 rescinds FASB Statement No. 4,
"Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and FASB Statement
No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Statement No. 145 also rescinds FASB
Statement No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Adoption of this Statement by the Company will be effective on March 1,
2003.    Upon adoption of this statement, the Company believes future write-offs of deferred debt fees resulting from extinguishments of debt will be recorded as interest expense and not as an extraordinary charge.

Note 3.  Intangible Assets and Goodwill

         Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the Company to cease amortizing goodwill and certain intangibles.  Instead, these assets will be reviewed at least annually for impairment, and will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  As of the date of adoption, the Company reflected unamortized goodwill and unamortized FCC licenses in the amounts of
$175.1 million and $1,863.9 million, respectively.  Under the guidance in Statement No. 142, the Company's FCC
licenses are considered indefinite-lived intangibles.    The Company had previously amortized these assets over
the maximum period allowed of 40 years.  Adoption of this accounting standard eliminated the Company's amortization expense for goodwill and FCC licenses.  For comparison purposes, for the three months ended May 31,
2001, the Company recorded amortization expense for goodwill and FCC licenses of $13.9 million.

         The following unaudited pro forma summary presents the Company's estimate of the effect of the adoption of Statement No. 142 as of the beginning of the periods presented.  Reported income (loss) before extraordinary loss and accounting change and reported net loss available to common shareholder are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses as these assets are not amortized under this new accounting standard.

         EMMIS

(Dollars in thousands, except per share data)                                                    Three months ended May 31,
                                                                                                   2001                  2002
                                                                                               ----------            -----------
   Reported income (loss) before extraordinary loss
        and accounting change                                                                  $  (13,477)           $     4,166
   Add back:  amortization of goodwill, net of tax
        provision of $674 for the three months ended
        May 31, 2001                                                                                1,099                     --
   Add back:  amortization of FCC licenses,
        net of tax provision of $4,625 for the three months
        ended May 31, 2001                                                                          7,546                     --
                                                                                               ----------            -----------
   Adjusted income (loss) before extraordinary loss
        and accounting change                                                                  $   (4,832)           $     4,166
                                                                                               ==========            ===========

   Reported net loss available to common shareholders                                          $  (15,723)           $  (167,820)
   Add back:  amortization of goodwill, net of tax
        provision of $674 for the three months ended
        May 31, 2001                                                                                1,099                     --
   Add back:  amortization of FCC licenses,
        net of tax provision of $4,625 for the three months
        ended May 31, 2001                                                                          7,546                     --
                                                                                               ----------            -----------
   Adjusted net loss available to common shareholders                                          $   (7,078)           $  (167,820)
                                                                                               ==========            ===========

   Basic net loss available to common shareholders:
        Reported net loss available to common shareholders                                     $    (0.33)        $        (3.28)
        Amortization of goodwill, net of taxes                                                       0.02                     --
        Amortization of FCC licenses, net of taxes                                                   0.16                     --
                                                                                               ----------            -----------
        Adjusted net loss available to common shareholders                                     $    (0.15)        $        (3.28)
                                                                                               ==========            ===========

   Diluted net loss available to common shareholders:
        Reported net loss available to common shareholders                                     $    (0.33)        $        (3.28)
        Amortization of goodwill, net of taxes                                                       0.02                     --
        Amortization of FCC licenses, net of taxes                                                   0.16                     --
                                                                                               ----------            -----------
        Adjusted net loss available to common shareholders                                     $    (0.15)        $        (3.28)
                                                                                               ==========            ===========

         EOC

(Dollars in thousands)                                                                             Three months ended May 31,
                                                                                                   2001                   2002
                                                                                                 --------              ---------
   Reported income (loss) before extraordinary loss
        and accounting change                                                                    $(10,862)             $   9,231
   Add back:  amortization of goodwill, net of tax
        provision of $674 for the three months ended
        May 31, 2001                                                                                1,099                     --
   Add back:  amortization of FCC licenses,
        net of tax provision of $4,625 for the three months
        ended May 31, 2001                                                                          7,546                     --
                                                                                                 --------              ---------
   Adjusted income (loss) before extraordinary loss
        and accounting change                                                                    $ (2,217)             $   9,231
                                                                                                 ========              =========

   Reported net loss                                                                             $(10,862)             $(160,509)
   Add back:  amortization of goodwill, net of tax
        provision of $674 for the three months ended
        May 31, 2001                                                                                1,099                     --
   Add back:  amortization of FCC licenses,
        net of tax provision of $4,625 for the three months
        ended May 31, 2001                                                                          7,546                     --
                                                                                                 --------              ---------
   Adjusted net loss                                                                             $ (2,217)             $(160,509)
                                                                                                 ========              =========

Because EOC is a wholly-owned subsidiary of Emmis, per share data is excluded.

         Definite-lived intangibles

         The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement No. 142. These assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company's future cash flows.  In accordance with the transitional requirements of Statement No. 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives.  The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2002 and May 31,
2002 (dollars in thousands):

                                                                          FEBRUARY 28, 2002                   MAY 31, 2002
                                                                    ----------------------------       ---------------------------
                                                                     GROSS                                GROSS
                                                                    CARRYING         ACCUMULATED        CARRYING       ACCUMULATED
                                                                     AMOUNT         AMORTIZATION         AMOUNT       AMORTIZATION
                                                                    ----------------------------       ---------------------------
   FOREIGN BROADCASTING LICENSES                                    $ 22,542           $   8,694       $  18,851         $   9,021
   SUBSCRIPTION LISTS                                                 12,189              11,077          12,189            11,478
   LEASE RIGHTS                                                       11,502                 407          11,502               479
   CUSTOMER LISTS                                                      7,371               1,734           7,371             2,385
   NON-COMPETE AGREEMENTS                                              5,738               5,561           5,738             5,572
   OTHER                                                               4,335               1,240           4,211             1,219
                                                                    --------           ---------        --------         ---------
     TOTAL                                                          $ 63,677           $  28,713        $ 59,862         $  30,154
                                                                    ========           =========        ========         =========

         Total amortization expense from definite-lived intangibles for the three months ended May 31, 2002 and for the year ended February 28, 2002 was $1.9 million and $7.6 million, respectively.  Foreign currency exchange rate differences reduced the carrying value of the foreign broadcasting licenses and related accumulated
amortization as of May 31, 2002 by $3.7 million and $0.3 million, respectively.   The following table presents
the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of February 28, 2002 (dollars in thousands):

FISCAL YEAR ENDED FEBRUARY,
2003                                             $ 4,369
2004                                               3,257
2005                                               2,904
2006                                                 993
2007                                                 962

         Indefinite-lived Intangibles

         Under the guidance in Statement No. 142, the Company's FCC licenses are considered indefinite-lived intangibles.  These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but will be tested for impairment at least annually.  As of May 31, 2002 and February
28, 2002, the carrying amounts of the Company's FCC licenses were $1,509.2 million and $1,863.9 million, respectively.

         In accordance with Statement No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date.  The Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the three months ended May
31, 2002.  Approximately $14.8 million of the charge, net of tax, related to our radio segment and $130.2 million of the charge, net of tax, related to our television segment.  The fair value of our FCC licenses used to calculate the impairment charge was determined by management, using an enterprise valuation approach. Enterprise value was determined by applying an estimated market multiple to the broadcast cash flow generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units' competitive position in their respective markets. Appropriate allocation was made to the tangible assets with the residual amount representing the estimated fair value of our indefinite lived intangible assets and goodwill. To the extent the carrying amount of the indefinite-lived intangible exceeded its fair value, the difference was recorded in the statement of operations, as described above.  In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the
Company determined the reporting unit to be each individual station or magazine.  Throughout our fiscal
2002, unfavorable economic conditions persisted in the industries in which the Company engages.  These conditions caused customers to reduce the amount of advertising dollars spent on the Company's media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses.  The required impairment tests may result in future periodic write-downs.

         Goodwill

         Statement No. 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The
Company completed the two-step impairment test during the quarter ended May 31, 2002.  As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the three months ended May 31, 2002.
Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment.  Consistent with the Company's approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company's reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002.  As of May 31, 2002 and February 28,
2002, the carrying amount of the Company's goodwill was $139.0 million and $175.1 million, respectively.  The required impairment tests may result in future periodic write-downs.

Note 4.  Significant Events

Equity Issuance

         In April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million.  The net proceeds of $120.3 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding obligations under the credit facility.
The remainder was invested, and in July 2002 distributed to ECC and used to redeem approximately 22.6% of ECC's outstanding 121/2% senior discount notes (See Note 9).

         In addition, during the three months ended May 31, 2002, 300,000 shares of Class B common stock were converted to Class A shares.

Dispositions

         Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver,
Colorado to Entercom Communications Corporation for $88.0 million.  Proceeds from the sale were used to repay outstanding term loans under our credit facility.  In connection with the sale, Emmis recorded a loss on sale of assets of $1.3 million.  On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to
Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002.  Entercom paid
Emmis approximately $0.5 million under the time brokerage agreement, which is included in net revenues in the accompanying condensed consolidated statements of operations.  The assets of KALC-FM are reflected as held for sale in the accompanying consolidated balance sheets as of February 28, 2002.  The $87.7 million of credit facility debt repaid with the net proceeds of the sale is reflected as a current liability in the accompanying consolidated balance sheets as of February 28, 2002.

         Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver,
Colorado to Entravision Communications Corporation for $47.5 million.  Proceeds were used to repay outstanding term loans under our credit facility.  In connection with the sale, Emmis recorded a gain on sale of assets of
$10.2 million.  Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002.

The assets of KXPK-FM are reflected as held for sale in the accompanying consolidated balance sheets as of
February 28, 2002.  The $47.3 million of credit facility debt repaid with the net proceeds of the sale is reflected as a current liability in the accompanying consolidated balance sheets as of February 28, 2002.

Note 5.   Comprehensive Loss

         Emmis
         Comprehensive  loss was  comprised  of the  following  for the three  months  ended May 31,  2001 and 2002
(dollars in thousands):

                                                                                          Three Months
                                                                                          Ended May 31,
                                                                                     2001                2002
                                                                                   ---------          ----------

Net loss                                                                           $ (13,477)         $ (165,574)
Translation adjustment                                                                   512              (5,148)
Change in fair value of  derivative instruments,
    net of associated tax benefit                                                       (988)                (33)
                                                                                   ---------          ----------

Total comprehensive loss                                                           $ (13,953)         $ (170,755)
                                                                                   =========          ==========

The majority of the translation adjustment for the three months ended May 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

EOC
         Comprehensive  loss was  comprised  of the  following  for the three  months  ended May 31,  2001 and 2002
(dollars in thousands):

                                                                                            Three Months
                                                                                            Ended May 31,
                                                                                      2001                2002
                                                                                   ---------          ----------

Net loss                                                                           $ (10,862)         $ (160,509)
Translation adjustment                                                                   512              (5,148)
Change in fair value of derivative instruments,
    net of associated tax benefit                                                       (988)                (33)
                                                                                   ---------          ----------

Total comprehensive loss                                                           $ (11,338)         $ (165,690)
                                                                                   ==========         ===========

The majority of the translation adjustment for the three months ended May 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

Note 6.   Segment Information

         The Company's operations are aligned into three business segments:  Radio, Television,  and Publishing and
Other.  These  business  segments  are  consistent  with  the  Company's  management  of these  businesses  and its financial reporting structure.  Corporate represents expense not allocated to reportable segments.

         The Company's  segments  operate  primarily in the United States with one radio station located in Hungary and two radio  stations  located in Argentina.  Total revenues of the radio station in Hungary for the three months ended May 31, 2001 and 2002 were $1.1 million and $1.7  million,  respectively.  The  carrying  value of long lived assets of this radio  station as of May 31, 2001 and 2002 was $8.5 million and $6.2  million,  respectively.  Total revenues of our two radio  stations in Buenos  Aires,  Argentina  for the three  months ended May 31, 2001 and 2002 were $1.9  million  and $0.5  million,  respectively.  The  carrying  value of long  lived  assets  of these  radio stations as of May 31, 2001 and 2002 was $18.1 million and $5.8 million, respectively.

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
Moreover,  BCF and PCF are not  standardized  measures  and may be  calculated  in a  number  of  ways.  Thus,  our calculation  of these  non-GAAP  measures may not be  comparable  to such  non-GAAP  measures  calculated  by other companies.  Emmis  defines BCF and PCF as  revenues  net of agency  commissions  and  station  operating  expenses, excluding noncash  compensation.  The primary source of broadcast  advertising  revenues is the sale of advertising time to local and national  advertisers.  Publishing  entities derive revenue from  subscriptions and sale of print advertising inventory.

         The most significant  station operating  expenses,  excluding  noncash  compensation are employee salaries and commissions,  costs associated with programming,  advertising and promotion,  costs associated with producing a magazine, and station general and administrative costs.

         The accounting  policies as described in the summary of significant  accounting  policies  included in the
Company's  Annual Report filed on Form 10-K for the year ended  February 28, 2002 and in Note 2 to these  condensed consolidated financial statements, are applied consistently across segments.

         Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended                                                                   Publishing
May 31, 2002                                          Radio          Television       and Other        Corporate     Consolidated
------------                                        --------        -----------       --------        ---------       -----------
   (Dollars in thousands)

   Net revenues                                     $ 62,724        $   57,157        $16,925        $      --       $  136,806
   Station operating expenses,
     excluding noncash
     compensation                                     34,408            36,812         15,110               --           86,330
                                                   ---------        ----------        -------        ---------       ----------
   Broadcast/publishing
     cash flow                                        28,316            20,345          1,815               --           50,476
   Corporate expenses                                     --                --             --            5,133            5,133
   Noncash compensation                                   --                --             --            5,355            5,355
   Depreciation and                                       --
     amortization                                      2,093             6,930            590            1,146           10,759
                                                    --------        ----------        -------        ---------       ----------
   Operating income (loss)                          $ 26,223        $   13,415        $ 1,225        $ (11,634)      $   29,229
                                                    ========        ==========        =======        =========       ==========
   Total assets                                     $890,326        $1,046,907        $79,963        $ 159,765       $2,176,961
                                                    ========        ==========        =======        =========       ==========

    With respect to EOC, the above information would be identical, except corporate total assets would be
    $149,136 and consolidated total assets would be $2,166,332.

Three Months Ended                                                                  Publishing
May 31, 2001                                           Radio         Television      and Other        Corporate     Consolidated
------------                                        ----------       ----------      ---------        ---------     -----------
   (Dollars in thousands)

   Net revenues                                     $   66,148       $   53,997       $ 18,108        $      --      $  138,253
   Station operating expenses,
     excluding noncash
     compensation                                       37,036           35,874         17,060               --          89,970
                                                    ----------       ----------       --------        ---------      ----------
   Broadcast/publishing
     cash flow                                          29,112           18,123          1,048               --          48,283
   Time brokerage fees                                     479               --             --               --             479
   Corporate expenses                                       --               --             --            4,957           4,957
   Noncash compensation                                     --               --             --            2,740           2,740
   Depreciation and                                         --
     amortization                                        7,845           13,057          2,138            1,096          24,136
   Restructuring fees and other                             --               --             --              572             572
                                                    ----------       ----------       --------        ---------      ----------
   Operating income (loss)                          $   20,788       $    5,066       $ (1,090)       $  (9,365)     $   15,399
                                                    ==========       ==========       ========        =========      ==========
   Total assets                                     $1,082,232       $1,309,355       $ 93,675        $ 209,897      $2,695,159
                                                    ==========       ==========       ========        =========      ==========

    With respect to EOC, the above information would be identical, except corporate total assets would be
    $105,564 and consolidated total assets would be $2,590,826.

Note 7.   Financial Information for Subsidiary Guarantors
          and Subsidiary Non-Guarantors of Emmis Operating Company

         The senior subordinated notes of EOC are fully and unconditionally  guaranteed,  jointly and severally, by certain direct and indirect  subsidiaries  of EOC (the  "Subsidiary  Guarantors").  As of February 28, 2002 and May
31, 2002,  subsidiaries  holding EOC's interest in its radio stations in Hungary and Argentina,  as well as certain other  subsidiaries  (such as those  conducting  joint ventures with third  parties),  did not guarantee the senior subordinated  notes (the  "Subsidiary  Non-Guarantors").  The claims of creditors of the Subsidiary  Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

         Presented  below is condensed  consolidating  financial  information  for the EOC Parent Company Only, the
Subsidiary  Guarantors  and the  Subsidiary  Non-Guarantors  as of  February  28, 2002 and May 31, 2002 and for the
three months ended May 31, 2001 and 2002.  EOC uses the equity method with respect to investments in subsidiaries.

                                                   Emmis Operating Company
                                            Condensed Consolidating Balance Sheet
                                                      As of May 31, 2002
                                              (Unaudited, dollars in thousands)

                                                                                                       Eliminations
                                                                Parent                     Subsidiary      and
                                                                Company      Subsidiary       Non-    Consolidating
                                                                 Only        Guarantors    Guarantors    Entries     Consolidated
                                                              -----------    ----------   ---------   -----------    ------------

   CURRENT ASSETS:
     Cash and cash equivalents                                $    57,157    $    7,791   $    419    $        --    $    65,367
     Accounts receivable, net                                          --        98,395      3,038             --        101,433
     Prepaid expenses                                                 690        16,071        233             --         16,994
     Income tax refund receivable                                  12,844            --         --             --         12,844
     Other                                                              6        19,887        105             --         19,998
     Assets held for sale                                              --            --         --             --
                                                              -----------    ----------   --------    -----------    -----------
       Total current assets                                        70,697       142,144      3,795             --        216,636

     Property and equipment, net                                   35,545       188,727      1,796             --        226,068
     Intangible assets, net                                         4,986     1,663,058      9,831             --      1,677,875
     Investment in affiliates                                   1,888,879            --         --     (1,888,879)            --
     Other assets, net                                             37,795        11,479        330         (3,851)        45,753
                                                              -----------    ----------   --------    -----------    -----------
       Total assets                                           $ 2,037,902    $2,005,408   $ 15,752    $(1,892,730)   $ 2,166,332
                                                              ===========    ==========   ========    ===========    ===========

   CURRENT LIABILITIES:
     Accounts payable                                         $    18,143    $   16,798   $  4,813    $        --    $    39,754
     Current maturities of other long-term debt                        34             8      9,407         (1,221)         8,228
     Current portion of TV program rights payable                      --        23,422         --             --         23,422
     Accrued salaries and commissions                                 138         5,442        213             --          5,793
     Accrued interest                                               8,094             1         --             --          8,095
     Deferred revenue                                                  --        16,619         --             --         16,619
     Other                                                          4,109         4,474         --             --          8,583
     Credit facility debt to be repaid with assets held
        for sale                                                       --            --         --             --             --
     Liabilities associated with assets held for sale                  --            --         --             --             --
                                                              -----------    ----------   --------    -----------    -----------
       Total current liabilities                                   30,518        66,764     14,433         (1,221)       110,494

   Credit facility and senior subordinated notes                1,056,898            --         --             --      1,056,898
   Other long-term debt, net of current maturities                     41           283      9,307         (2,630)         7,001
   TV program rights payable, net of current portion                   --        37,473         --             --         37,473
   Other noncurrent liabilities                                    18,744         3,900        121             --         22,765
   Deferred income taxes                                           23,346            --         --             --         23,346
                                                              -----------    ----------   --------    -----------    -----------
       Total liabilities                                        1,129,547       108,420     23,861         (3,851)     1,257,977

   Shareholder's equity
     Common stock                                               1,027,221            --         --             --      1,027,221
     Additional paid-in capital                                   139,932            --      4,393         (4,393)       139,932
     Subsidiary investment                                             --     1,473,288     22,320     (1,495,608)            --
     Retained earnings/(accumulated deficit)                     (241,232)      423,700    (22,774)      (400,926)      (241,232)
     Accumulated other comprehensive loss                         (17,566)           --    (12,048)        12,048        (17,566)
                                                              -----------    ----------   --------    -----------    -----------
       Total shareholder's equity                                 908,355     1,896,988     (8,109)    (1,888,879)       908,355
                                                              -----------    ----------   --------    -----------    -----------
       Total liabilities and shareholder's equity             $ 2,037,902    $2,005,408   $ 15,752    $(1,892,730)   $ 2,166,332
                                                              ===========    ==========   ========    ===========    ===========

                                                        Emmis Operating Company
                                                  Condensed Consolidating Balance Sheet
                                                        As of February 28, 2002
                                                     (Unaudited, dollars in thousands)

                                                                                                      Eliminations
                                                                Parent                     Subsidiary     and
                                                                Company      Subsidiary       Non-    Consolidating
                                                                 Only        Guarantors    Guarantors   Entries     Consolidated
                                                              -----------    ----------   --------    -----------   ------------

   CURRENT ASSETS:
     Cash and cash equivalents                                $        --    $    4,970   $  1,392    $        --    $     6,362
     Accounts receivable, net                                          --        91,244      3,996             --         95,240
     Prepaid expenses                                                 612        14,049        186             --         14,847
     Income tax refund receivable                                      --            --         --             --             --
     Other                                                            271        23,312         74             --         23,657
     Assets held for sale                                              --       123,416         --             --        123,416
                                                              -----------    ----------   --------    -----------    -----------
       Total current assets                                           883       256,991      5,648             --        263,522

     Property and equipment, net                                   35,957       192,690      2,492             --        231,139
     Intangible assets, net                                         5,637     1,933,846     13,848             --      1,953,331
     Investment in affiliates                                   2,274,321            --         --     (2,274,321)            --
     Other assets, net                                             43,428        12,655        527         (5,463)        51,147
                                                              -----------    ----------   --------    -----------    -----------
       Total assets                                           $ 2,360,226    $2,396,182   $ 22,515    $(2,279,784)   $ 2,499,139
                                                              ===========    ==========   ========    ===========    ===========

   CURRENT LIABILITIES:
     Accounts payable                                         $    15,646    $   18,373   $  4,976    $        --    $    38,995
     Current maturities of other long-term debt                        34            10     10,722         (2,833)         7,933
     Current portion of TV program rights payable                      --        27,507         --             --         27,507
     Accrued salaries and commissions                                 214         7,363        275             --          7,852
     Accrued interest                                              14,047            --         21             --         14,068
     Deferred revenue                                                  --        16,392         --             --         16,392
     Other                                                          2,813         3,595         --             --          6,408
     Credit facility debt to be repaid with assets held
        for sale                                                  135,000            --         --             --        135,000
     Liabilities associated with assets held for sale                  --            63         --             --             63
                                                              -----------    ----------   --------    -----------    -----------
       Total current liabilities                                  167,754        73,303     15,994         (2,833)       254,218

   Credit facility and senior subordinated notes                1,117,000            --         --             --      1,117,000
   Other long-term debt, net of current maturities                     41           366      9,172         (2,630)         6,949
   TV program rights payable, net of current portion                   --        40,551         --             --         40,551
   Other noncurrent liabilities                                    21,976         4,403        587             --         26,966
   Deferred income taxes                                          108,988            --         --             --        108,988
                                                              -----------    ----------   --------    -----------    -----------
       Total liabilities                                        1,415,759       118,623     25,753         (5,463)     1,554,672

   Shareholder's equity
     Common stock                                               1,027,221            --         --             --      1,027,221
     Additional paid-in capital                                     8,108            --      4,393         (4,393)         8,108
     Subsidiary investment                                             --     1,883,897     20,650     (1,904,547)            --
     Retained earnings/(accumulated deficit)                      (78,477)      393,662    (21,380)      (372,282)       (78,477)
     Accumulated other comprehensive loss                         (12,385)           --     (6,901)         6,901        (12,385)
                                                              -----------    ----------   --------    -----------    -----------
       Total shareholder's equity                                 944,467     2,277,559     (3,238)    (2,274,321)       944,467
                                                              -----------    ----------   --------    -----------    -----------
       Total liabilities and shareholder's equity             $ 2,360,226    $2,396,182   $ 22,515    $(2,279,784)   $ 2,499,139
                                                              ===========    ==========   ========    ===========    ===========

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Operations
                                      For the Three Months Ended May 31, 2002
                                         (Unaudited, dollars in thousands)

                                                                                                        Eliminations
                                                                Parent                    Subsidiary       and
                                                               Company      Subsidiary       Non-      Consolidating
                                                                Only        Guarantors    Guarantors      Entries      Consolidated
                                                              ---------      ---------     --------      --------     -----------

   Net revenues                                               $     231      $ 134,385      $ 2,190      $     --      $ 136,806
   Operating expenses:
        Station operating expenses, excluding
             noncash compensation                                   189         83,641        2,500            --         86,330
        Time brokerage fees                                          --             --           --            --             --
        Corporate expenses                                        5,133             --           --            --          5,133
        Noncash compensation                                      4,016          1,339           --            --          5,355
        Depreciation and amortization                             1,146          8,895          718            --         10,759
        Restructuring fees and other                                 --             --           --            --             --
                                                              ---------      ---------      -------      --------      ---------
             Total operating expenses                            10,484         93,875        3,218            --        107,577
                                                              ---------      ---------      -------      --------      ---------
   Operating income (loss)                                      (10,253)        40,510       (1,028)           --         29,229
                                                              ---------      ---------      -------      --------      ---------
   Other income (expense)
        Interest expense                                        (21,909)           (61)        (645)          175        (22,440)
        Loss from unconsolidated affiliates                          --         (1,066)          --            --         (1,066)
        Gain on sale of assets                                       --          8,933           --            --          8,933
        Other income (expense), net                                 351            133          279          (116)           647
                                                              ---------      ---------      -------      --------      ---------
             Total other income (expense)                       (21,558)         7,939         (366)           59        (13,926)
                                                              ---------      ---------      -------      --------      ---------

   Income (loss) before income taxes,
       extraordinary loss and accounting change                 (31,811)        48,449       (1,394)           59         15,303

   Provision (benefit) for income taxes                         (12,339)        18,411           --            --          6,072
                                                              ---------      ---------      -------      --------      ---------

   Income (loss) before extraordinary loss
       and accounting change                                    (19,472)        30,038       (1,394)           59          9,231
   Extraordinary item, net of tax                                (2,340)            --           --            --         (2,340)
   Cumulative effect of accounting change,
       net of tax                                              (167,400)            --           --            --       (167,400)
   Equity in earnings (loss) of subsidiaries                     28,703             --           --       (28,703)            --
                                                              ---------      ---------      -------      --------      ---------
   Net income (loss)                                          $(160,509)     $  30,038      $(1,394)     $(28,644)     $(160,509)
                                                              =========      =========      =======      ========      =========

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Operations
                                      For the Three Months Ended May 31, 2001
                                         (Unaudited, dollars in thousands)

                                                                                                         Eliminations
                                                                 Parent                   Subsidiary        and
                                                                Company      Subsidiary       Non-      Consolidating
                                                                 Only        Guarantors    Guarantors      Entries    Consolidated
                                                               --------      ---------     --------      --------     -----------

   Net revenues                                                $    343      $ 134,959      $ 2,951      $     --      $ 138,253
   Operating expenses:
        Station operating expenses, excluding
             noncash compensation                                   313         86,230        3,427            --         89,970
        Time brokerage fees                                          --            479           --            --            479
        Corporate expenses                                        4,957             --           --            --          4,957
        Noncash compensation                                      2,055            685           --            --          2,740
        Depreciation and amortization                             1,096         22,214          826            --         24,136
        Restructuring fees and other                                572             --           --            --            572
                                                               --------      ---------      -------      --------      ---------
             Total operating expenses                             8,993        109,608        4,253            --        122,854
                                                               --------      ---------      -------      --------      ---------
   Operating income (loss)                                       (8,650)        25,351       (1,302)           --         15,399
                                                               --------      ---------      -------      --------      ---------
   Other income (expense)
        Interest expense                                        (29,350)          (245)        (811)          168        (30,238)
        Loss from unconsolidated affiliates                          --           (864)          --            --           (864)
        Gain on sale of assets                                       --             --           --            --             --
        Other income (expense), net                                 910            584          (14)          (21)         1,459
                                                               --------      ---------      -------      --------      ---------
             Total other income (expense)                       (28,440)          (525)        (825)          147        (29,643)
                                                               --------      ---------      -------      --------      ---------

   Income (loss) before income taxes,
       extraordinary loss and accounting change                 (37,090)        24,826       (2,127)          147        (14,244)

   Provision (benefit) for income taxes                         (12,725)         9,343           --            --         (3,382)
                                                               --------      ---------      -------      --------      ---------

   Income (loss) before extraordinary loss
       and accounting change                                    (24,365)        15,483       (2,127)          147        (10,862)
   Extraordinary item, net of tax                                    --             --           --            --             --
   Cumulative effect of accounting change,
       net of tax                                                    --             --           --            --             --
   Equity in earnings (loss) of subsidiaries                     13,503             --           --       (13,503)            --
                                                               --------      ---------      -------      --------      ---------
   Net income (loss)                                           $(10,862)     $  15,483      $(2,127)     $(13,356)     $ (10,862)
                                                               ========      =========      =======      ========      =========

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Cash Flows
                                      For the Three Months Ended May 31, 2002
                                         (Unaudited, dollars in thousands)

                                                                                                           Eliminations
                                                                      Parent                   Subsidiary    and
                                                                      Company      Subsidiary     Non-    Consolidating
                                                                       Only        Guarantors  Guarantors   Entries    Consolidated
                                                                     ----------    ---------    ---------  ---------   ------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $(160,509)   $  30,038    $(1,394)   $(28,644)   $(160,509)
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities -
         Extraordinary item                                               2,340           --         --          --        2,340
         Cumulative effect of accounting change                              --      167,400         --          --      167,400
         Depreciation and amortization                                    2,696       13,744        718          --       17,158
         Provision for bad debts                                             --          990         --          --          990
         Provision (benefit) for deferred income taxes                    6,072           --         --          --        6,072
         Noncash compensation                                             4,016        1,339         --          --        5,355
         Gain on sale of assets                                              --       (8,933)        --          --       (8,933)
         Equity in earnings of subsidiaries                             (28,703)          --         --      28,703           --
         Other                                                               59           19     (5,147)        (59)      (5,128)
     Changes in assets and liabilities -
         Accounts receivable                                                 --       (8,141)       958          --       (7,183)
         Prepaid expenses and other current assets                          187          764        (78)         --          873
         Other assets                                                     1,356       (2,285)       197          --         (732)
         Accounts payable and accrued liabilities                        (2,408)      (6,070)      (246)         --       (8,724)
         Deferred liabilities                                                --          227         --          --          227
         Other liabilities                                               (2,668)      (6,635)      (331)         --       (9,634)
                                                                      ---------    ---------    -------    --------    ---------
         Net cash provided (used) by investing activities              (177,562)     182,457     (5,323)         --         (428)
                                                                      ---------    ---------    -------    --------    ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (734)      (3,713)       605          --       (3,842)
     Cash paid for acquisition                                               --           --         --          --           --
     Proceeds from sale of assets                                            --      135,500         --          --      135,500
     Other                                                                 (222)          --         --          --         (222)
                                                                      ---------    ---------    -------    --------    ---------
     Net cash provided (used) by investing activities                      (956)     131,787        605          --      131,436
                                                                      ---------    ---------    -------    --------    ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                        (201,102)          --         --          --     (201,102)
     Proceeds from long-term debt                                         6,000           --         --          --        6,000
     Intercompany                                                       430,777     (311,423)     3,745          --      123,099
     Debt related costs                                                      --           --         --          --           --
                                                                                   ---------    -------    --------    ---------
     Net cash provided (used) by investing activities                   235,675     (311,423)     3,745          --      (72,003)
                                                                      ---------    ---------    -------    --------    ---------

   INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                         57,157        2,821       (973)         --       59,005

   CASH AND CASH EQUIVALENTS:
     Beginning of period                                                     --        4,970      1,392          --        6,362
                                                                      ---------    ---------    -------    --------    ---------

     End of period                                                    $  57,157    $   7,791    $   419    $     --    $  65,367
                                                                      =========    =========    =======    ========    =========

                                              Emmis Operating Company
                                  Condensed Consolidating Statement of Cash Flows
                                      For the Three Months Ended May 31, 2001
                                         (Unaudited, dollars in thousands)

                                                                                                          Eliminations
                                                                        Parent                 Subsidiary     and
                                                                        Company    Subsidiary    Non-     Consolidating
                                                                         Only      Guarantors  Guarantors   Entries    Consolidated
                                                                       --------    ---------    -------    --------    ------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $(10,862)   $  15,483    $(2,127)   $(13,356)   $ (10,862)
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities -
         Extraordinary item                                                  --           --         --          --           --
         Cumulative effect of accounting change                              --           --         --          --           --
         Depreciation and amortization                                    2,088       26,271        826          --       29,185
         Provision for bad debts                                             --        1,633         --          --        1,633
         Provision (benefit) for deferred income taxes                   (3,382)          --         --          --       (3,382)
         Noncash compensation                                             2,055          685         --          --        2,740
         Gain on sale of assets                                              --           --         --          --           --
         Equity in earnings of subsidiaries                             (13,503)          --         --      13,503           --
         Other                                                           (1,605)          62        512        (147)      (1,178)
     Changes in assets and liabilities -
         Accounts receivable                                                 --      (11,719)     1,071          --      (10,648)
         Prepaid expenses and other current assets                        2,026        4,863        555          --        7,444
         Other assets                                                     3,078       (5,377)        95          --       (2,204)
         Accounts payable and accrued liabilities                        (3,110)      (2,229)       161          --       (5,178)
         Deferred liabilities                                                --          796         --          --          796
         Other liabilities                                                5,147       (7,439)      (522)         --       (2,814)
                                                                       --------    ---------    -------    --------    ---------
         Net cash provided (used) by investing activities               (18,068)      23,029        571          --        5,532
                                                                       --------    ---------    -------    --------    ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (899)      (8,203)        12          --       (9,090)
     Cash paid for acquisition                                               --     (140,746)        --          --     (140,746)
     Proceeds from sale of assets                                            --           --         --          --           --
     Other                                                               (3,231)          --         --          --       (3,231)
                                                                       --------    ---------    -------    --------    ---------
     Net cash provided (used) by investing activities                    (4,130)    (148,949)        12          --     (153,067)
                                                                       --------    ---------    -------    --------    ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                              --           --         --          --           --
     Proceeds from long-term debt                                         5,000           --         --          --        5,000
     Intercompany                                                       (33,479)     129,981        256          --       96,758
     Debt related costs                                                    (516)          --         --          --         (516)
                                                                       --------    ---------    -------    --------    ---------
     Net cash provided (used) by investing activities                   (28,995)     129,981        256          --      101,242
                                                                       --------    ---------    -------    --------    ---------

   INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        (51,193)       4,061        839          --      (46,293)

   CASH AND CASH EQUIVALENTS:
     Beginning of period                                                 55,175        4,018        706          --       59,899
                                                                       --------    ---------    -------    --------    ---------

     End of period                                                     $  3,982    $   8,079    $ 1,545    $     --    $  13,606
                                                                       ========    =========    =======    ========    =========

Note 8.  Regulatory and International Matters

         We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000.  Because we already owned KHON-TV in Honolulu, and both KHON and KGMB were rated among the top four television stations in the Honolulu market, FCC regulations prohibited us from owning both stations.  However, we received a temporary waiver from the FCC that has allowed us to operate both stations (and their related "satellite" stations).  As a result of recent regulatory developments, we have requested a stay of divestiture until the FCC completes its biennial review.  We are currently awaiting the FCC's decision.  No assurances can be given that the FCC will grant us the stay of divestiture and we may need to sell one of the two stations in Hawaii.

         FCC regulations  require all commercial  television stations in the United States to start broadcasting in digital  format by May 2002 and to abandon their present  analog format by 2006,  although the FCC may extend these dates. Five of our television  stations were broadcasting  in digital  format by the May 2002  deadline and the remainder  were granted  extensions to November 2002.  We expect all of our stations (other than our "satellite" stations in Hawaii) to have  commenced  digital  broadcasts by the end of our fiscal 2003 and will request  waivers  from the
FCC for those  stations  that may not meet the  November  2002  deadline.  We  currently cannot predict the implications if any of our stations fail to meet the November 2002 deadline.

         Instead of making a required license payment to the Hungarian government in November 2001, our 59.5%
owned national radio station in Hungary requested a modification of the broadcast contract and ultimately filed suit in arbitration court seeking reformation of the contract and requesting that the payments be reduced.  The
Hungarian government then issued an order revoking our station's broadcast license for non-payment of the license fee, and we appealed the order in the Hungarian ordinary court.  The Hungarian government has also filed an action seeking to liquidate our Hungarian broadcast company.  We are vigorously prosecuting the actions in the arbitration court and ordinary court and are vigorously opposing the action seeking liquidation.  However, we cannot predict the outcome of these actions.  We do not plan to continue to operate the station under the present fee arrangement.  We do not expect an adverse material financial impact to Emmis or EOC if the station does not continue to operate.

Note 9.  Subsequent Events

         On June 21, 2002, EOC amended its credit facility to (1) issue a $500.0 million new Term B Loan which was used to repay amounts outstanding under the existing $552.1 million Term B loan, (2) reset financial covenants for the remaining term of the credit facility, and (3) permit EOC to make a one time cash distribution to ECC for the purpose of redeeming a portion of its 121/2% Senior Discount Notes.

         The existing Term B Loan was repaid, in full, with the proceeds from the new Term B Loan and borrowings under the Revolver.  The new Term B Loan has the same terms as the existing Term B loan except that the applicable margin over the Eurodollar Rate Loan decreased from a maximum of 3.5% to a maximum of 2.50%.

         The amendment also decreased the total and senior leverage ratios (debt divided by pro forma EBITDA, as defined in the credit agreement) during the initial periods subsequent to the amendment and increased the total and senior leverage ratios in future periods.  The interest coverage ratio requirement increased immediately following the effective date of the amendment but decreased in future periods, as compared to the previous requirements.  The pro forma fixed charge coverage ratio requirement increased for the term of the credit facility.  These changes to the financial covenants are applicable to the Revolver, Term A Loan and new Term B
Loan.

         On July 1, 2002, ECC redeemed approximately 22.6% of its $370.0 million, face value, 121/2% Senior
Discount Notes due 2011.  Approximately $60.1 million of the proceeds from the Company's April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium.  The redemption premium and approximately $2.4 million of deferred debt fees related to the discount notes will be recorded as an extraordinary charge, net of tax, in our quarter ended August 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Note:  Certain  statements  included in this report or in the financial  statements  contained herein which are not statements of historical  fact,  including but not limited to those  identified with the words "expect,"  "will" or
"look" are intended to be, and are, by this Note,  identified as  "forward-looking  statements,"  as defined in the
Securities  and Exchange Act of 1934, as amended,  and involve  known and unknown  risks,  uncertainties  and other factors that may cause the actual results,  performance or  achievements of the Company to be materially  different from any future result,  performance or achievement  expressed or implied by such forward-looking  statement.  Such factors  include,  among  others,  general  economic  and  business  conditions;  fluctuations  in the  demand  for advertising;  our  ability  to  service  our  outstanding  debt;  increased  competition  in our  markets  and  the broadcasting  industry;  our ability to attract and secure programming,  on-air talent,  writers and photographers;
inability to obtain  necessary  approvals  for  purchases  or sale  transactions  or to complete the  transactions;
changes in the costs of  programming;  inability to grow through  suitable  acquisitions,  including  desired radio acquisitions;  new  or  changing  regulations  of the  Federal  Communications  Commission  or  other  governmental agencies;  competition  from new or different  technologies;  war,  terrorist  acts or political  instability;  and other  factors  mentioned in other  documents  filed by the Company with the  Securities  and Exchange  Commission.
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
Specifically,  BCF and PCF do not take into account Emmis' debt service  requirements  and other  commitments  and, accordingly,  BCF and  PCF  are not  necessarily  indicative  of  amounts  that  may be  available  for  dividends, reinvestment in Emmis' business or other discretionary uses.  Moreover,  BCF and PCF are not standardized  measures and may be  calculated  in a  number  of  ways.  Thus,  our  calculation  of  these  non-GAAP  measures  may not be comparable to such non-GAAP  measures  calculated by other companies.  Emmis defines BCF and PCF as revenues net of agency commissions and station operating expenses, excluding noncash compensation.

         The  primary  source  of  broadcast  advertising  revenues  is the sale of  advertising  time to local and national  advertisers.  Publishing  entities  derive  revenue  from  subscriptions  and sale of  print  advertising inventory.  Broadcasting  revenue is recognized as advertisements are aired.  Publication  revenue is recognized in the month of delivery of the publication.  The most  significant  station  operating  expenses,  excluding  noncash compensation are employee salaries and commissions,  costs associated with programming,  advertising and promotion, and station general and administrative costs.

         The  Company's  results are  subject to seasonal  fluctuations.  Therefore,  results  shown on a quarterly basis are not necessarily indicative of results for a full year.

         Unless  otherwise  noted,  all  disclosures  contained  in the  Management's  Discussion  and  Analysis of
Financial Condition and Results of Operations in this Form 10-Q apply to Emmis and EOC.

Critical Accounting Policies:

         Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

         Impairment of Goodwill and Indefinite-lived Intangibles

         The annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses.  Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed.  Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.

         Allocations for Purchased Assets

         We typically  engage an  independent  appraisal firm to value assets  acquired in a material  acquisition.
We use the  appraisal  report to allocate  the  purchase  price of the  acquisition.  To the extent that  purchased assets are not allocated appropriately, depreciation and amortization expense could be misstated.

         Allowance for Doubtful Accounts

         Our allowance for doubtful accounts requires us to estimate losses resulting from our customers'
inability to make payments. We specifically review historical write-off activity by market, large customer concentrations, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

Results of Operations for the Three Months Ended May 31, 2002 Compared to May 31, 2001

         In April  2002,  we sold 4.6  million  shares of Class A common  stock ,  raising  $120.3  million  in net proceeds.  One half of the  proceeds  was used in April  2002 to repay  outstanding  indebtedness  under our credit facility  and the  remaining  half of the  proceeds  was used in July  2002 to  redeem  22.6% of ECC's 121/2% Senior
Discount  Notes due 2011. In May 2002,  we sold KALC-FM to Entercom  Communications  Corporation  for $88.0 million and KXPK-FM to Entravision  Communications  Corporation  for $47.5  million.  The proceeds from the sales were used to repay  outstanding  term loans  under our credit  facility.  These  transactions  impact  the  comparability  of operating results period over period.

     Summary of Segment Operating Results
            (Dollars in thousands)

                                                                     Three Months       Three Months
                                                                        Ended              Ended         Increase/     Percentage
                                                                     May 31, 2002      May 31, 2001      (Decrease)      Change
                                                                     ------------      ----------        ----------     ---------

   Radio net revenues                                                  $ 62,724         $ 66,148         $(3,424)         -5.2%
   Television net revenues                                               57,157           53,997           3,160           5.9%
   Publishing net revenues                                               16,925           18,108          (1,183)         -6.5%
                                                                       --------         --------         -------
       Total net revenues                                               136,806          138,253          (1,447)         -1.0%

   Radio station operating expenses,
       excluding noncash compensation                                    34,408           37,036          (2,628)         -7.1%
   Television station operating expenses,
       excluding noncash compensation                                    36,812           35,874             938           2.6%
   Publishing operating expenses,
       excluding noncash compensation                                    15,110           17,060          (1,950)        -11.4%
                                                                        -------         --------         -------
       Total station operating expenses,
         excluding noncash compensation                                  86,330           89,970          (3,640)         -4.0%

   Radio broadcast cash flow                                             28,316           29,112            (796)         -2.7%
   Television broadcast cash flow                                        20,345           18,123           2,222          12.3%
   Publishing cash flow                                                   1,815            1,048             767          73.2%
                                                                        -------         --------         -------
       Total broadcast/publishing cash flow                              50,476           48,283           2,193           4.5%

Radio broadcast cash flow margin                                           45.1%            44.0%
Television broadcast cash flow margin                                      35.6%            33.6%
Publishing cash flow margin                                                10.7%             5.8%
    Total broadcast/publishing
      cash flow margin                                                     36.9%            34.9%

         Net  revenues:  Radio net revenues  decreased  $3.4 million,  or 5.2%. On a pro forma basis  (assuming the
Denver radio asset sales had occurred on March 1, 2001),  radio net revenues would have decreased $1.4 million,  or
2.3%.  Radio net revenues were negatively  impacted by the devaluation of the peso in Argentina,  as  international radio net revenues decreased $0.8 million,  or 25.8%.  Domestic radio net revenues were negatively  impacted by the results of our New York market,  which  represents  approximately  30% of our radio net  revenues,  due to a format change  within the market by one of our  competitors.  The  negative  impact in our New York  market was  partially offset by strength in our other markets.  Television net revenues  increased $3.2 million,  or 5.9%.  This increase is due to  approximately  $2.3 million of political  adverting  revenues in the quarter ended May 31, 2002, as well as higher  advertising rates charged by our stations.  Publishing  revenues  decreased $1.2 million,  or 6.5%. This decrease is due to lower advertising and newsstand  revenues at our publications.  Our publishing  business has not seen the same level of recovery in  advertisement  spending that, in general,  our radio and television  businesses have  experienced.  On a consolidated  basis,  net revenues  decreased $1.4 million,  or 1.0%, due to the effect of the items described above.

Station operating expenses,  excluding noncash  compensation:  Radio station operating expenses,  excluding noncash compensation  decreased  $2.6  million,  or 7.1%.  On a pro forma basis  (assuming the Denver radio asset sales had occurred on March 1, 2001), radio station operating expenses,  excluding noncash  compensation would have decreased
$1.0 million,  or 2.9%. Radio station  operating  expenses,  excluding  noncash  compensation  decreased due to the implementation of our stock  compensation  program in December 2001,  whereby each full-time  employee's salary was reduced  by at  least  10%  and  supplemented  with a  corresponding  stock  grant.  Television  station  operating expenses,  excluding  noncash  compensation  increased  $0.9  million,  or 2.6%.  This  increase  is due to  higher programming,  promotion  and  sales-related  costs,  partially  offset  by  benefits  from our  stock  compensation program.  Publishing  operating expenses,  excluding noncash  compensation  decreased $2.0 million, or 11.4% due to cost control measures and our stock compensation  program.  On a consolidated  basis,  station operating  expenses, excluding noncash compensation decreased $3.6 million, or 4.0%, due to the effect of the items described above.

Noncash  compensation  expenses:  Noncash  compensation  expenses for the three months ended May 31, 2002 were $5.4 million  compared to $2.7  million for the same  period of the prior  year,  an increase of $2.7  million or 95.4%.
Noncash  compensation   includes  compensation  expense  associated  with  restricted  common  stock  issued  under employment  agreements,  common stock  contributed  to the Company's  Profit  Sharing Plan,  common stock issued to employees at our discretion and common stock issued to employees  pursuant to our stock compensation  program.  Our stock compensation  program increased our noncash  compensation  expense by approximately  $4.4 million,  offset by lower  accruals  for  incentives  to be  paid in  stock.  Our  stock  compensation  program  began  December  2001;
therefore, no expense related to this program was recorded in the quarter ended May 31, 2001.

Corporate  expenses:  Corporate  expenses for the three  months  ended May 31, 2002 were $5.1  million  compared to
$5.0  million for the same period of the prior year,  an  increase of $0.1  million or 3.6%.  These costs  remained essentially  flat as  increases  in training  and  personnel  development  were  offset by benefits  from our stock compensation program.

Depreciation and amortization:  Depreciation and amortization expense for the three months ended May 31, 2002 was
$10.8 million compared to $24.1 million for the same period of the prior year, a decrease of $13.3 million or
55.4%.  The decrease was mainly attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and
Other Intangible Assets," as described more fully in the footnotes to the condensed consolidated financial statements under Recent Accounting Pronouncements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses.  For comparison purposes, for the three months ended May 31, 2001, we recorded amortization expense for goodwill and FCC licenses of $13.9 million.

Operating income:  Operating income for the three months ended May 31, 2002 was $29.2 million compared to $15.4 million for the same period of the prior year, an increase of $13.8 million or 89.8%.  Substantially all of the increase was attributable to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully in the footnotes to the condensed financial statements under Recent Accounting Pronouncements.
Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses, which totaled $13.9 million in the three months ended May 31, 2001.

Interest expense:  With respect to Emmis, interest expense for the three months ended May 31, 2002 was $29.9 million compared to $34.7 million for the same period of the prior year, a decrease of $4.8 million or 13.6%.
This decrease is primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt.  Additionally, in the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002.  The decrease in interest expense in the quarter was offset by higher interest expense associated with ECC's senior discount notes.  With respect to EOC, interest expense for the three months ended May 31, 2002 was $22.4 million compared to $30.2 million for the same period of the prior year, a decrease of $7.8 million or 25.8%.  This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, and repayments of amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002.  The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the operations of EOC.

Income  (loss) before  income  taxes,  extraordinary  loss and  accounting  change:  With respect to Emmis,  income
(loss)  before income  taxes,  extraordinary  loss and  accounting  change  increased to $7.8 million for the three months  ended May 31, 2002 from a loss before  income  taxes,  extraordinary  loss and  accounting  change of $18.7 million for the same period of the prior  year.  The  increase in the income  before  income  taxes,  extraordinary loss and  accounting  change is mainly  attributable  to:  (1) the  elimination  of our  amortization  expense  for goodwill  and  broadcasting  licenses of $13.9  million,  (2) the gain on sale of our Denver  radio  assets of $8.9 million  and (3) a  reduction  in  interest  expense as a result of the  factors  described  above  under  interest expense.  With respect to EOC,  income  (loss)  before  income  taxes,  extraordinary  loss and  accounting  change increased to $15.3 million for the three months ended May 31, 2002 from a loss before  income taxes,  extraordinary loss and  accounting  change of $14.2  million for the same period of the prior  year.  The  increase in the income before income taxes,  extraordinary  loss and accounting  change is mainly  attributable to: (1) the elimination of our  amortization  expense for goodwill and  broadcasting  licenses of $13.9  million,  (2) the gain on sale of our
Denver radio assets of $8.9  million and (3) a reduction in interest  expense as a result of the factors  described above under interest expense.

Net loss:  With  respect to Emmis,  net loss  increased  to $165.6  million for the three months ended May 31, 2002 from $13.5 million for the same period of the prior year.  The increase in net loss is mainly  attributable  to (1)
the  elimination  of  amortization  expense,  the gain on asset sales and the  reduction in interest  expense,  all described  above,  and all net of taxes;  (2) a $2.3  million  extraordinary  loss,  net of a deferred tax benefit, relating to the write-off of deferred debt fees  associated  with debt repaid during the quarter,  and (3) a $167.4 million impairment  charge,  net of a deferred tax benefit,  under the cumulative effect of accounting change as an accumulated  transition  adjustment  attributable  to the adoption on March 1, 2002 of SFAS No. 142,  "Goodwill and
Other  Intangible  Assets."  With respect to EOC, net loss  increased to $160.5  million for the three months ended
May 31,  2002 from  $10.9  million  for the same  period  of the prior  year.  The  increase  in net loss is mainly attributable  to (1) the  elimination  of  amortization  expense,  the gain on asset  sales  and the  reduction  in interest  expense,  all described  above,  and all net of taxes;  (2) a $2.3 million  extraordinary  loss, net of a deferred tax  benefit,  relating to the  write-off of deferred  debt fees  associated  with debt repaid  during the quarter,  and (3) a $167.4 million impairment  charge,  net of a deferred tax benefit,  under the cumulative effect of accounting  change as an  accumulated  transition  adjustment  attributable  to the adoption on March 1, 2002 of
SFAS No. 142, "Goodwill and Other Intangible Assets."

Liquidity and Capital Resources

         Our primary  sources of liquidity are cash  provided by operations  and cash  available  through  revolver borrowings  under our credit  facility.  Our primary  uses of capital have been  historically,  and are expected to continue to be, funding acquisitions,  capital  expenditures,  working capital and debt service and, in the case of

ECC,  preferred  stock dividend  requirements.  Since we manage cash on a consolidated  basis,  any cash needs of a particular  segment or operating entity are met by intercompany  transactions.  See Investing  Activities below for discussion of specific segment needs.

         At May 31, 2002, we had cash and cash  equivalents of $65.4 million and net working  capital for Emmis and
EOC of $52.1 million and $106.1 million,  respectively.  At February 28, 2002, we had cash and cash  equivalents of
$6.4  million  and net  working  capital  for  Emmis and EOC of $19.8  million  and  $21.0  million,  respectively, excluding  assets held for sale and associated liabilities.  Approximately  $60.1 million of cash at May 31, 2002 represents a portion of the proceeds  from our April  2002  equity  offering  which  were  subsequently  used to redeem a portion of our senior discount  notes.  Due to the  economic  stimulus  package  passed by Congress in
March 2002,  Emmis  recorded a tax refund  receivable of $12.8 million in the quarter  ended May 31, 2002. As of
May 31, 2002,  ECC's working  capital reflects  the  current  portion of senior  discount  notes to be  redeemed with a portion  of the equity  offering proceeds.  See  Financing  Activities  below for  further  discussion  of the equity  offering  and  related use of proceeds.

     Operating Activities

         With respect to Emmis,  net cash flows  provided by operating  activities  were $0.5 million for the three months  ended May 31, 2002  compared to $5.7  million for the same period of the prior year.  With  respect to EOC, net cash flows used in operating  activities  were $0.4 million for the three months ended May 31, 2002 compared to net cash flows  provided by  operating  activities  of $5.5  million  for the same  period of the prior  year.  Net revenues and expenses were relatively flat year over year;  therefore,  the decrease in cash flows provided by/used in  operating  activities  for the  quarter  ended May 31, 2002 as compared to the same period in the prior year is due to changes in the timing of cash  receipts  and  payments.  Cash flows  provided by  operating  activities  are historically  the  lowest  in our  first  fiscal  quarter  as a  significant  portion  of our  accounts  receivable collections  is  derived  from  revenues  recognized  in our fourth  fiscal  quarter,  which is our lowest  revenue quarter.

     Investing Activities

         Cash flows  provided  by  investing  activities  were $131.4  million  for the quarter  ended May 31, 2002 compared  to cash used in  investing  of $153.1  million in the same  period of the prior  year.  This  increase is primarily  attributable  to our sales of radio  stations  in the  quarter  ended  May 31,  2002 as  opposed  to our purchase  of radio  stations  in the  quarter  ended May 31,  2001,  partially  offset by a  reduction  in  capital expenditures  in the  quarter  ended May 31, 2002 over the same  period in the prior  year.  Investment  activities include capital expenditures and business acquisitions and dispositions.

         As discussed  in results of  operations  above and in Note 4 to the  accompanying  condensed  consolidated financial  statements,  Emmis sold radio  stations  KALC-FM and KXPK-FM in Denver,  Colorado for $135.5  million in cash in the quarter  ended May 31, 2002.  The net cash  proceeds of $135.0  million were used to repay  outstanding borrowings  under the credit  facility.  As disclosed in the  supplemental  disclosures  to the  statements of cash flows, Emmis acquired radio stations KKLT-FM,  KTAR-AM and KMVP-AM,  in Phoenix,  Arizona, in the quarter ended May
31,  2001 for cash of $140.7  million.  The  Company  financed  the  acquisition  through a $20.0  million  advance payment  borrowed  under the  credit  facility  in June 2000 and the  remainder  with  borrowings  under the credit facility and proceeds from ECC's March 2001 senior  discount notes  offering.  Emmis began  programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement.

         Capital expenditures  primarily relate to leasehold  improvements to various office and studio facilities,

broadcast  equipment  purchases,  tower upgrades and computer  equipment  replacements.  In the three month periods ended May 31, 2002 and 2001, we had capital  expenditures of $3.8 million and $9.1 million,  respectively.  Of this decrease,  approximately  $3.0 million  relates to the  construction  of new  operating  facilities  for WALA-TV in
Mobile,  Alabama in the first  quarter of the prior  year.  We  anticipate  that  future  requirements  for capital expenditures  will  include  capital  expenditures  incurred  during the  ordinary  course of  business,  including approximately  $11.0  million in fiscal  2003 for the  conversion  to digital  television.  Although we expect that substantially  all of our stations will  broadcast a digital  signal by the end of our fiscal 2003, we will incur approximately  $8 million of additional  costs,  after fiscal 2003,  to upgrade the digital  signals of five of our local  stations and an  indeterminable  amount to upgrade the digital  signals of our nine satellite  stations.  We expect to fund such capital  expenditures  with cash generated from operating  activities and borrowings  under our credit facility.

     Financing Activities

         Cash  flows  used in  financing  activities  for  Emmis and EOC were  $72.9  million  and  $72.0  million, respectively,  for the quarter ended May 31, 2002.  Cash flows  provided by financing  activities for Emmis and EOC were $101.0 million and $101.2 million, respectively, for the same period of the prior year.

         As discussed in Note 4 to the accompanying  condensed  consolidated  financial statements,  in April 2002,
ECC  completed  the sale of 4.6 million  shares of its Class A common stock at $26.80 per share  resulting in total proceeds  of  $123.3  million.  The net  proceeds  of $120.3  million  were  contributed  to EOC and 50% of the net proceeds  were used in April 2002 to repay  outstanding  borrowings  under the credit  facility.  The remainder was invested,  and in July 2002 distributed to ECC to redeem  approximately 22.6% of ECC's $370.0 million,  face value, senior discount notes (see discussion  below).  As indicated in Investing  Activities above, net proceeds of $135.0 million from the sale of two radio stations in Denver were also used to repay  outstanding  indebtedness  under the credit facility during the quarter ended May 31, 2002.

         On March 28,  2001,  ECC received  $202.6  million of proceeds  from the  issuance of $370.0  million face value,  121/2% senior  discount  notes due 2011.  The net  proceeds of $191.1  million,  less $93.0  million held in escrow at ECC, were  distributed to EOC and used to fund the  acquisition  of the Phoenix radio stations  discussed in Investing  Activities  above. In June 2001, upon completion of the Company's  reorganization,  the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

         As of May 31,  2002,  EOC had  $1.057  billion  of  corporate  indebtedness  outstanding  under our credit facility ($.757 billion) and senior  subordinated  notes ($0.3 billion),  and an additional  $15.2 million of other indebtedness.  As of May 31, 2002, total  indebtedness  outstanding for Emmis included all of EOC's indebtedness as well as $233.7  million  of senior  discount  notes.  Emmis also had $143.8  million of our  convertible  preferred stock  outstanding.  All  outstanding  amounts under our credit  facility bear interest,  at our option,  at a rate equal to the Eurodollar rate or an alternative  Base Rate plus a margin.  As of May 31, 2002, our weighted  average borrowing rate under our credit facility was  approximately  6.7% and our overall weighted average  borrowing rate, after taking into account amounts  outstanding under our senior  subordinated  notes and senior discount notes, was approximately  8.1%. The overall weighted  average  borrowing rate for EOC, which would exclude the senior discount notes, was approximately 7.1%.

         Based on amounts currently outstanding under our senior subordinated notes, the debt service requirements of EOC for these notes over the next twelve-month period are $24.4 million. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006.  However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC's preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.  While Emmis has
sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the
April 15, 2002 payment because Emmis' leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1.  ECC's board of directors set a record date for the April 15, 2002 payment, but did not declare the dividend.  Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record.  This subsidiary was permitted to make the payment to the preferred shareholders under the senior discount notes and senior subordinated notes indentures.  Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture.  On July 2, 2002, ECC's board of directors declared the April 15, 2002 dividend, as well as dividends payable October 15, 2001 and January 15,
2002, and deemed the obligation to pay each dividend to have been discharged by the subsidiary's prior payment.

         At July 3,  2002,  we had  $167.9  million  available  under our  credit  facility  less $6.9  million  in outstanding  letters of credit. As part of our business strategy,  we continually  evaluate potential  acquisitions of radio and  television  stations,  as well as  publishing  properties.  If we elect to take  advantage  of future acquisition  opportunities,  we may incur additional debt or issue additional equity or debt securities,  depending on market conditions and other factors.

Intangibles

         At May 31,  2002,  approximately  77% of our total  assets  consisted of  intangible  assets,  such as FCC broadcast  licenses,  goodwill,  subscription  lists and similar assets,  the value of which depends  significantly upon the operational  results of our  businesses.  In the case of our radio and television  stations,  we would not be able to operate the  properties  without the related FCC license for each  property.  FCC  licenses  are renewed every eight years;  consequently,  we  continually  monitor our stations'  compliance  with the various  regulatory requirements.  Historically,  all of our FCC licenses have been renewed at the end of their  respective  eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations."  Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB")
Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies
of Purchased Enterprises."  Statement No. 141 is effective for all business combinations initiated after June 30,
2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill.  The Company adopted this Statement on July 1, 2001.  The
Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company's financial position, cash flows or results of operations.

         In June  2001,  the FASB  issued  SFAS No.  142  "Goodwill  and Other  Intangible  Assets"  that  requires companies to cease amortizing goodwill and certain other  indefinite-lived  intangible assets,  including broadcast licenses.  Under SFAS 142,  goodwill and certain  indefinite-lived  intangibles  will not be amortized into results of  operations,  but  instead  the  recorded  value of  certain  indefinite-lived  intangibles  will be tested  for impairment at least annually with impairment  being measured as the excess of the asset's  carrying amount over its fair value.  Intangible  assets that have finite  useful  lives will  continue to be  amortized  over their  useful lives and  measured  for  impairment  in  accordance  with SFAS 121. In  connection  with the  adoption of SFAS 142 effective  March 1,  2002,  we  recorded  an  impairment  loss of  $167.4  million,  net of tax,  reflected  as the cumulative  effect of an accounting  change in the accompanying  condensed  consolidated  statements of operations.
The adoption of this accounting  standard  reduced our  amortization  of goodwill and intangibles by  approximately
$14 million in the quarter  ended May 31,  2002.  However,  our  impairment  reviews may result in future  periodic write-downs.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset.  Under this standard, guidance is provided on measuring and recording the liability.  Adoption of this Statement by the
Company will be effective on March 1, 2003.  The Company does not believe that the adoption of this Statement will materially impact the Company's financial position, cash flows or results of operations.

         Effective March 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of
Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and
Transactions" for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in
Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB Statement No. 13, and Technical Corrections".  Statement No. 145 rescinds FASB Statement No. 4,
"Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and FASB Statement
No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Statement No. 145 also rescinds FASB
Statement No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Adoption of this Statement by the Company will be effective on March 1,
2003.  The Company has not assessed the impact, if any, that will result from the adoption of Statement No. 145.

Regulatory Matters

         We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000.  Because we already owned KHON-TV in Honolulu, and both KHON and KGMB were rated among the top four television stations in the Honolulu market, FCC regulations prohibited us from owning both stations.  However, we received a temporary waiver from the FCC that has allowed us to operate both stations (and their related "satellite" stations).  As a result of recent regulatory developments, we have requested a stay of divestiture until the FCC completes its biennial review.  We are currently awaiting the FCC's decision.  No assurances can be given that the FCC will grant us the stay of divestiture and we may need to sell one of the two stations in Hawaii.

         FCC regulations  require all commercial  television stations in the United States to start broadcasting in digital  format by May 2002 and to abandon their present  analog format by 2006,  although the FCC may extend these dates.  Five of our  television  stations  were  broadcasting  in digital  format by the May 2002  deadline and the remainder  were granted  extensions  to November  2002. We expect all of our stations  (other than our  "satellite"
stations in Hawaii) to have commenced  digital  broadcasts by the end of our fiscal 2003 and will request waivers from the FCC for those  stations  that may not meet the November 2002  deadline.  We currently  cannot  predict the implications if any of our stations fail to meet the November 2002 deadline.

Quantitative and Qualitative Disclosures About Market Risk

         Management  monitors and evaluates  changes in market  conditions on a regular basis.  Based upon the most recent review,  management  has  determined  that there have been no material  developments  affecting  market risk since the filing of the Company's Annual Report on Form 10-K for the year ended February 28, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Discussion  regarding  these  items is included  in  management's  discussion  and  analysis of  financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Instead of making a required license payment to the Hungarian government in November 2001, our 59.5%
owned national radio station in Hungary requested a modification of the broadcast contract and ultimately filed suit in the arbitration court seeking reformation of the contract and requesting that the payments be reduced.
The Hungarian government then issued an order revoking our station's broadcast license for non-payment of the license fee, and we appealed the order in the Hungarian ordinary court.  The Hungarian government has also filed an action seeking to liquidate our Hungarian broadcast company.  We are vigorously prosecuting the actions in the arbitration court and ordinary court and are vigorously opposing the action seeking liquidation.  However, we cannot predict the outcome of these actions.  We do not plan to continue to operate the station under the present fee arrangement.  We do not expect an adverse material financial impact to Emmis or EOC if the station does not continue to operate.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  The following exhibits are filed or incorporated by reference as a part of this report:

                  3.1      Second  Amended  and  Restated   Articles  of  Incorporation  of  Emmis   Communications
                           Corporation,  incorporated  by reference  from Exhibit 3.1 to the Company's  Form 10-K/A for the year ended  February 29,  2000,  and an  amendment  thereto  relating to certain
                           12.5%  Senior  Preferred  Stock  incorporated  by  reference  from  Exhibit  3.1  to the
                           Company's current report on Form 8-K filed December 13, 2001.

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

                 10.1     Fourth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement.

                  15       Letter re: unaudited interim financial information

         (b) Reports on Form 8-K

                  On March 29, 2002, ECC filed on Form 8-K its press release dated March 26, 2002.

                  On March 29, 2002, ECC filed on Form 8-K its Terms Agreement and Underwriting  Agreement  related to the equity  offering  it  completed  in April  2002.  Also  included in the same Form 8-K was its press release dated March 27, 2002.

                  On May 14, 2002, both ECC and EOC filed on Form 8-K risk factors relating to both companies.

                                                    Signatures

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              EMMIS COMMUNICATIONS CORPORATION

Date:  July 15, 2002                                          By:  /s/ WALTER Z. BERGER
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

                                                              EMMIS OPERATING COMPANY

Date: July 15, 2002                                           By:  /s/ WALTER Z. BERGER
                                                              Walter Z. Berger
                                                              Executive Vice President (Authorized Corporate
                                                              Officer), Chief Financial Officer and Treasurer

Exhibit 15

July 15, 2002

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We are aware of the incorporation by reference in the Registration Statements on form S-8 (Nos. 33-83890,
333-14657, 333-62172, and 333-92318) of Emmis Communications Corporation and the incorporation by reference in the Registration Statement on form S-3 (No. 333-42878) of Emmis Communications Corporation and Emmis Operating
Company (collectively, "Emmis") of our report dated June 24, 2002 relating to the unaudited condensed consolidated interim financial statements of Emmis Communications Corporation and Emmis Operating Company that are included in Emmis' Form 10-Q for the quarter ended May 31, 2002.  Pursuant to Rule 436(c) of the Securities
Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.  It should be noted that we have not performed any procedures subsequent to June 24, 2002.

Very truly yours,

/s/ ERNST & YOUNG LLP
-----------------------------------------
ERNST & YOUNG LLP