Form 10-Q
period 2002-08-31
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2002-10-15
CIK 783005, 1141732

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

    EMMIS COMMUNICATIONS CORPORATION            EMMIS OPERATING COMPANY
  (Exact name of registrant as              (Exact name of registrant as
    specified in its charter)                  specified in its charter)

                INDIANA                                 INDIANA
(State of incorporation or organization)(State of incorporation or organization)

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
                 SUITE 700                               SUITE 700
      INDIANAPOLIS, INDIANA 46204             INDIANAPOLIS, INDIANA 46204
(Address of principal executive offices)(Address of principal executive offices)

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

Yes  X     No
   ----      ----

     The  number  of  shares   outstanding  of  each  of  Emmis   Communications
Corporation's classes of common stock, as of October 1, 2002, was:

           48,238,032           Shares of Class A Common Stock, $.01 Par Value
            4,962,460           Shares of Class B Common Stock, $.01 Par Value
                    0           Shares of Class C Common Stock, $.01 Par Value


         Emmis Operating Company has 1,000 shares of common stock outstanding as of October 1, 2002 and all of these shares are owned by Emmis Communications Corporation.

                                      INDEX
                                                                            PAGE

INDEPENDENT ACCOUNTANTS' REVIEW REPORT.........................................4

PART I  - FINANCIAL INFORMATION

  Item 1.  Financial Statements................................................5

    Emmis Communications Corporation and Subsidiaries:

        Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2001 and 2002.............................5

        Condensed Consolidated Balance Sheets
             as of February 28, 2002 and August 31, 2002.......................6

        Condensed Consolidated Statements of Cash Flows for the
             six months ended August 31, 2001 and 2002.........................8

    Emmis Operating Company and Subsidiaries:

        Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2001 and 2002............................10

        Condensed Consolidated Balance Sheets
             as of February 28, 2002 and August 31, 2002......................11

        Condensed Consolidated Statements of Cash Flows for the
             six months ended August 31, 2001 and 2002........................13

    Notes to Condensed Consolidated Financial Statements......................15

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................36

  Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk................................................49

  Item 4.  Controls and Procedures............................................49

PART II  - OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................50

  Item 4.  Submission of Matters to a Vote of Security Holders................50

  Item 6.  Exhibits and Reports on Form 8-K...................................51

  Signatures   ...............................................................52

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

         We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana corporation) and Subsidiaries as of August 31, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2002, and the condensed consolidated statements of cash flows for the six-month period ended August 31, 2002. We have also reviewed the accompanying condensed consolidated balance sheet of Emmis Operating Company (an Indiana corporation and wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of August 31, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2002, and the condensed consolidated statements of cash flows for the six-month period ended August 31, 2002. These financial statements are the responsibility of the Companies' management. The condensed consolidated balance sheet, statement of operations, and statement of cash flows of both Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries as of August 31, 2001, and for the three-month and six-month periods then ended, were reviewed by other accountants who have ceased operations. Those accountants' report (dated September 26, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements as of August 31, 2002, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
September 26, 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                        Three Months                Six Months
                                                                      Ended August 31,           Ended August 31,
                                                                     2001         2002          2001         2002
                                                                     ----         ----          ----         ----

GROSS REVENUES                                                   $ 162,985    $ 162,708     $ 324,058     $322,206
LESS:  AGENCY COMMISSIONS                                           18,338       19,486        41,158       42,178
                                                                    ------       ------        ------       ------

NET REVENUES                                                       144,647      143,222       282,900      280,028
OPERATING EXPENSES:
     Station operating expenses, excluding noncash compensation     87,515       85,965       177,485      172,295
     Time brokerage fees                                                 -            -           479            -
     Corporate expenses, excluding noncash compensation              4,568        5,046         9,525       10,179
     Noncash compensation                                            1,591        5,775         4,331       11,130
     Depreciation and amortization                                  25,086       10,593        49,222       21,352
     Restructuring fees and other                                      196            -           768            -
                                                                    ------       ------        ------       ------
         Total operating expenses                                  118,956      107,379       241,810      214,956
                                                                   -------      -------       -------      -------

OPERATING INCOME                                                    25,691       35,843        41,090       65,072
                                                                    ------       ------        ------       ------
OTHER INCOME (EXPENSE):
     Interest expense                                              (32,497)     (26,196)      (67,149)     (56,143)
     Loss from unconsolidated affiliates                            (1,232)      (3,014)       (2,096)      (4,080)
     Gain on sale of assets                                              -            -             -        8,933
     Other income (expense), net                                       277          610         1,736        1,257
                                                                       ---          ---         -----        -----

         Total other income (expense)                              (33,452)     (28,600)      (67,509)     (50,033)
                                                                   -------      -------       -------      -------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
     LOSS AND ACCOUNTING CHANGE                                     (7,761)       7,243       (26,419)      15,039

PROVISION (BENEFIT) FOR INCOME TAXES                                (1,691)       3,022        (6,872)       6,652
                                                                    ------        -----        ------        -----

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
     ACCOUNTING CHANGE                                              (6,070)       4,221       (19,547)       8,387
                                                                    ------        -----       -------        -----

EXTRAORDINARY LOSS, NET OF TAXES                                    (1,084)      (8,777)       (1,084)     (11,117)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
     NET OF TAXES OF $102,600                                            -            -             -     (167,400)
                                                                    ------       ------        ------      -------

NET LOSS                                                            (7,154)      (4,556)      (20,631)    (170,130)

PREFERRED STOCK DIVIDENDS                                            2,246        2,246         4,492        4,492
                                                                     -----        -----         -----        -----

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                         $ (9,400)    $ (6,802)    $ (25,123)  $ (174,622)
                                                                  ========     ========     =========   ==========

Basic and diluted net income (loss) available to common shareholders:
     Before accounting change and extraordinary loss               $ (0.18)      $ 0.04       $ (0.51)      $ 0.08
     Extraordinary loss, net of tax                                  (0.02)       (0.17)        (0.02)       (0.22)
     Cumulative effect of accounting change, net of tax                  -            -             -        (3.35)
                                                                     -----        -----         -----        -----
       Net loss available to common shareholders                   $ (0.20)     $ (0.13)      $ (0.53)     $ (3.49)
                                                                   =======      =======       =======      =======

Basic and diluted weighted average common shares outstanding        47,353       53,083        47,301       50,007

       See independent accountants' review report and accompanying notes.


         In the three months ended August 31, 2001 and 2002, $1.5 million and $4.8 million respectively, of our noncash compensation was attributable to our stations, while $0.1 million and $1.0 million was attributable to corporate. In the six months ended August 31, 2001 and 2002, $3.4 million and $9.5 million respectively, of our noncash compensation was attributable to our stations, while $0.9 million and $1.6 million was attributable to corporate.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                   February 28,       August 31,
                                                        2002              2002
                                                        ----              ----

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $ 6,362          $ 11,655
     Accounts receivable, net                          95,240           107,538
     Prepaid expenses                                  14,847            16,452
     Income tax refund receivable                           -            12,844
     Other                                             23,657            17,279
     Assets held for sale                             123,416                 -
                                                      -------           -------
              Total current assets                    263,522           165,768

PROPERTY AND EQUIPMENT, NET                           231,139           225,432
INTANGIBLE ASSETS (Note 3):
     Indefinite lived intangibles                   1,743,235         1,509,019
     Goodwill                                         175,132           138,986
     Other intangibles, net                            34,964            28,167
                                                    ---------         ---------
              Total intangible assets               1,953,331         1,676,172
OTHER ASSETS, NET                                      62,077            50,653
                                                    ---------         ---------
                        Total assets              $ 2,510,069       $ 2,118,025
                                                  ===========       ===========


       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                        (In thousands, except share data)

                                                                        February 28,  August 31,
                                                                           2002           2002
                                                                           ----           ----
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                      $ 38,995       $ 41,743
  Current maturities of long-term debt                                     7,933         14,289
  Current portion of TV program rights payable                            27,507         19,920
  Accrued salaries and commissions                                         7,852          9,054
  Accrued interest                                                        14,068         15,694
  Deferred revenue                                                        16,392         15,970
  Other                                                                    7,531          8,570
  Credit facility debt to be repaid with assets held for sale            135,000              -
  Liabilities associated with assets held for sale                            63              -
                                                                       ---------      ---------
     Total current liabilities                                           255,341        125,240

LONG-TERM DEBT, NET OF CURRENT MATURITIES                              1,343,507      1,228,292

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES                            6,949          2,794

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                         40,551         33,939

OTHER NONCURRENT LIABILITIES                                              26,966         22,426

DEFERRED INCOME TAXES                                                    101,198         14,789
                                                                         -------         ------

                Total liabilities                                      1,774,512      1,427,480
                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Series A cumulative convertible preferred stock, $0.01 par value;
  $50.00 liquidation value; authorized 10,000,000 shares; issued and
  outstanding 2,875,000 shares at February 28, 2002 and August 31, 2002       29             29
 Class A common stock, $.01 par value; authorized 170,000,000 shares;
  issued and outstanding 42,761,299 shares at February 28, 2002
  and 48,167,184 shares at August 31, 2002                                   428            482
 Class B common stock, $.01 par value; authorized 30,000,000 shares;
  issued and outstanding 5,250,127 shares at February 28, 2002
  and 4,962,460 shares at August 31, 2002                                     53             50
 Additional paid-in capital                                              843,254        981,363
 Accumulated deficit                                                     (95,822)      (270,443)
 Accumulated other comprehensive loss                                    (12,385)       (20,936)
                                                                         -------        -------
            Total shareholders' equity                                   735,557        690,545
                                                                         -------        -------

                     Total liabilities and shareholders' equity      $ 2,510,069    $ 2,118,025
                                                                     ===========    ===========


        See independent accountants' review report andaccompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                     Six Months Ended August 31,
                                                          2001           2002
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $ (20,631)     $ (170,130)
 Adjustments to reconcile net loss to net cash
   provided by operating activities -
     Cumulative effect of accounting change                   -         167,400
     Extraordinary loss                                   1,084          11,117
     Depreciation and amortization                       59,672          32,580
     Accretion of interest on senior discount notes,
      including amortization of related debt costs       11,268          13,885
     Provision for bad debts                              1,884           2,179
     Provision (benefit) for deferred income taxes       (6,872)          6,652
     Noncash compensation                                 4,331          11,130
     Gain on sale of assets                                   -          (8,933)
     Other                                               (3,442)         (7,486)

 Changes in assets and liabilities -
     Accounts receivable                                (14,880)        (14,477)
     Prepaid expenses and other current assets            6,582           4,134
     Other assets                                       (17,061)            487
     Accounts payable and accrued liabilities             5,007           4,182
     Deferred revenue                                      (365)           (422)
     Other liabilities                                    3,869         (16,775)
                                                          -----         -------

     Net cash provided by operating activities           30,446          35,523
                                                         ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                    (19,539)        (12,186)
 Cash paid for acquisitions                            (140,746)              -
 Proceeds from sale of assets, net                            -         135,500
 Other                                                   (3,231)         (1,025)
                                                         ------          ------

  Net cash provided by (used in) investing activities  (163,516)        122,289
                                                       ========         =======


       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                                August 31,
                                                             2001         2002
                                                             ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                              (113,000)    (269,525)
  Proceeds from long-term debt                               5,000        6,000
  Proceeds from senior discount notes offering             202,612            -
  Proceeds from issuance of the Company's Class A common
    stock, net of transaction costs                              -      120,272
  Proceeds from exercise of stock options                    2,017        4,658
  Preferred stock dividends paid                            (4,492)      (4,492)
  Premium paid to redeem senior discount notes                   -       (6,678)
  Debt related costs                                       (12,501)      (2,754)
                                                           -------       ------

     Net cash provided by (used in) financing activities    79,636     (152,519)
                                                            ------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (53,434)       5,293

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       59,899        6,362
                                                            ------        -----

  End of period                                            $ 6,465     $ 11,655
                                                           =======     ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for -
    Interest                                              $ 54,269     $ 39,455
    Income taxes                                             1,058          630

ACQUISITION OF KKLT-FM, KTAR-AM
  and KMVP-AM:
    Fair value of assets acquired                        $ 160,746
    Cash paid, net of deposit                              140,746
    Deposit paid in June 2000                               20,000
                                                             -----          ---
    Liabilities recorded                                       $ -          $ -
                                                          ========     ========


       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                    Three Months Ended          Six Months Ended
                                                        August 31,                  August 31,

                                                      2001         2002          2001         2002
                                                      ----         ----          ----         ----
GROSS REVENUES                                    $ 162,985     $162,708      $324,058     $322,206
LESS:  AGENCY COMMISSIONS                            18,338       19,486        41,158       42,178
                                                     ------       ------        ------       ------
NET REVENUES                                        144,647      143,222       282,900      280,028
OPERATING EXPENSES:
     Station operating expenses,
         excluding noncash compensation              87,515       85,965       177,485      172,295
     Time brokerage fees                                  -            -           479            -
     Corporate expenses,
         excluding noncash compensation               4,568        5,046         9,525       10,179
     Noncash compensation                             1,591        5,775         4,331       11,130
     Depreciation and amortization                   25,086       10,593        49,222       21,352
     Restructuring fees and other                       196            -           768            -
                                                    -------      -------       -------      -------
         Total operating expenses                   118,956      107,379       241,810      214,956
                                                    -------      -------       -------      -------
OPERATING INCOME                                     25,691       35,843        41,090       65,072
                                                     ------       ------        ------       ------
OTHER INCOME (EXPENSE):
     Interest expense                               (25,644)     (19,818)      (55,882)     (42,258)
     Loss from unconsolidated affiliates             (1,232)      (3,014)       (2,096)      (4,080)
     Gain on sale of assets                               -            -             -        8,933
     Other income (expense), net                       (698)         612           761        1,259
                                                     ------       ------        ------       ------
         Total other income (expense)               (27,574)     (22,220)      (57,217)     (36,146)
                                                    -------      -------       -------      -------
INCOME (LOSS) BEFORE INCOME TAXES,
     EXTRAORDINARY LOSS AND ACCOUNTING CHANGE        (1,883)      13,623       (16,127)      28,926

PROVISION (BENEFIT) FOR INCOME TAXES                    196        5,088        (3,186)      11,160
                                                        ---        -----        ------       ------

INCOME (LOSS) BEFORE EXTRAORDINARY
     LOSS AND ACCOUNTING CHANGE                      (2,079)       8,535       (12,941)      17,766
                                                     ------        -----       -------       ------
EXTRAORDINARY LOSS, NET OF TAXES                     (1,084)        (549)       (1,084)      (2,889)

CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE, NET OF TAXES OF $102,600                     -            -             -     (167,400)
                                                   --------      -------     ---------   ----------
NET INCOME (LOSS)                                  $ (3,163)     $ 7,986     $ (14,025)  $ (152,523)
                                                   ========      =======     =========   ==========



       See independent accountants' review report and accompanying notes.

         In the three months ended August 31, 2001 and 2002, $1.5 million and $4.8 million respectively, of our noncash compensation was attributable to our stations, while $0.1 million and $1.0 million was attributable to corporate. In the six months ended August 31, 2001 and 2002, $3.4 million and $9.5 million respectively, of our noncash compensation was attributable to our stations, while $0.9 million and $1.6 million was attributable to corporate.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                February 28,         August 31,
                                                    2002                 2002
                                                    ----                 ----
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $ 6,362          $ 11,655
     Accounts receivable, net                         95,240           107,538
     Prepaid expenses                                 14,847            16,452
     Income tax refund receivable                          -            12,844
     Other                                            23,657            17,279
     Assets held for sale                            123,416                 -
                                                     -------           -------
              Total current assets                   263,522           165,768

PROPERTY AND EQUIPMENT, NET                          231,139           225,432
INTANGIBLE ASSETS (NOTE 3):
     Indefinite lived intangibles                  1,743,235         1,509,019
     Goodwill                                        175,132           138,986
     Other intangibles, net                           34,964            28,167
                                                      ------            ------
              Total intangible assets              1,953,331         1,676,172
OTHER ASSETS, NET                                     51,147            42,683
                                                 -----------       -----------
                             Total assets        $ 2,499,139       $ 2,110,055
                                                 ===========       ===========


       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                    (Dollars in thousands, except share data)


                                                                  February 28,       August 31,
                                                                      2002               2002
                                                                       ----              ----

            LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                 $ 38,995         $ 41,743
    Current maturities of long-term debt                                7,933           14,289
    Current portion of TV program rights payable                       27,507           19,920
    Accrued salaries and commissions                                    7,852            9,054
    Accrued interest                                                   14,068           15,694
    Deferred revenue                                                   16,392           15,970
    Other                                                               6,408            7,447
    Credit facility debt to be repaid with assets held for sale       135,000                -
    Liabilities associated with assets held for sale                       63                -
                                                                      -------          -------
       Total current liabilities                                      254,218          124,117

LONG-TERM DEBT, NET OF CURRENT MATURITIES                           1,117,000        1,041,898

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES                         6,949            2,794

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION                      40,551           33,939

OTHER NONCURRENT LIABILITIES                                           26,966           22,426

DEFERRED INCOME TAXES                                                 108,988           27,921
                                                                      -------           ------

               Total liabilities                                    1,554,672        1,253,095
                                                                    ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:

    Common stock, no par value; authorized , issued and outstanding
       1,000 shares at February 28, 2002 and Augusty 31, 2002       1,027,221        1,027,221
    Additional paid-in capital                                          8,108           86,167
    Accumulated deficit                                               (78,477)        (235,492)
    Accumulated other comprehensive loss                              (12,385)         (20,936)
                                                                      -------          -------
               Total shareholder's equity                             944,467          856,960
                                                                      -------          -------

                    Total liabilities and shareholder's equity    $ 2,499,139      $ 2,110,055
                                                                  ===========      ===========

       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                              Six Months Ended
                                                                  August 31,
                                                               2001      2002
                                                               ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(14,025) $(152,523)
   Adjustments to reconcile net loss to net cash
    provided by operating activities-
     Cumulative effect of accounting change                        -    167,400
     Extraordinary loss                                        1,084      2,889
     Depreciation and amortization                            59,672     32,580
     Provision for bad debts                                   1,884      2,179
     Provision (benefit) for deferred income taxes            (3,186)    11,160
     Noncash compensation                                      4,331     11,130
     Gain on sale of assets                                        -     (8,933)
     Other                                                    (3,442)    (8,406)
   Changes in assets and liabilities -
     Accounts receivable                                     (14,880)   (14,477)
     Prepaid expenses and other current assets                 6,582      4,134
     Other assets                                            (17,060)       486
     Accounts payable and accrued liabilities                  5,007      4,182
     Deferred revenue                                           (365)      (422)
     Other liabilities                                         2,746    (16,775)
                                                               -----    -------

     Net cash provided by operating activities                28,348     34,604
                                                              ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (19,539)   (12,186)
   Cash paid for acquisitions                               (140,746)         -
   Proceeds from sale of assets, net                               -    135,500
   Other                                                      (3,231)    (1,025)
                                                              ------     ------

     Net cash provided by (used in) investing activities    (163,516)   122,289
                                                            --------    -------

       See independent accountants' review report and accompanying notes.

                    EMMIS OPERATING COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                              August 31,
                                                          2001         2002
                                                          ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                           (113,000)    (216,102)
   Proceeds from long-term debt                            5,000        6,000
   Distributions to parent                                (4,492)      (2,246)
   Contributions from parent                             195,167       63,502
   Debt related costs                                       (941)      (2,754)
                                                            ----       ------

     Net cash provided by (used in) financing activities   81,734     (151,600)
                                                           ------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (53,434)       5,293

CASH AND CASH EQUIVALENTS:
   Beginning of period                                    59,899        6,362
                                                          ------        -----

   End of period                                         $ 6,465     $ 11,655
                                                         =======     ========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for -
     Interest                                           $ 54,269     $ 39,455
     Income taxes                                          1,058          630

ACQUISITION OF KKLT-FM, KTAR-AM
   and KMVP-AM:
     Fair value of assets acquired                     $ 160,746
     Cash paid, net of deposit                           140,746
     Deposit paid in June 2000                            20,000
                                                          ------
     Liabilities recorded                                    $ -
                                                         =======


       See independent accountants' review report and accompanying notes.

                EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2002

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

         In the opinion of Emmis and EOC, respectively, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis and EOC at August 31, 2002 and the results of their operations for the three and six months ended August 31, 2001 and 2002 and their cash flows for the six months ended August 31, 2001 and 2002.


Note 2.  Accounting Policies

Basic and Diluted Net Income Per Common Share

     EMMIS
         Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2001 and 2002 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three and six months ended August 31, 2001 and 2002 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 4.4 and 3.8 million shares for the three months ended August 31, 2001 and 2002, respectively, and 4.3 and 4.0 million shares for the six months ended August 31, 2001 and 2002, respectively.

     EOC
         Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

Reclassifications

         Certain reclassifications have been made to the August 31, 2001 and February 28, 2002 financial statements to be consistent with the August 31, 2002 presentation. The reclassifications have no impact on net income or retained earnings previously reported.

Advertising Costs

         The Company defers major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred an immaterial amount of these costs as of August 31, 2002 and August 31, 2001.

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

         Effective March 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

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

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities." Statement No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. Statement No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.


Note 3.  Intangible Assets and Goodwill

         Effective March 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the Company to cease amortizing goodwill and certain intangibles. Instead, these assets will be reviewed at least annually for impairment, and will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of the date of adoption, the Company reflected unamortized goodwill and unamortized FCC licenses in the amounts of $175.1 million and $1,743.2 million, respectively. FCC licenses are renewed every eight years for a nominal amount and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. The Company had previously amortized these assets over the maximum period allowed of 40 years. Adoption of this accounting standard eliminated the Company's amortization expense for goodwill and FCC licenses. For comparison purposes, for the three and six months ended August 31, 2001, the Company recorded amortization expense for goodwill and FCC licenses of $16.1 million and $30.0 million, respectively.

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

     EMMIS


(Dollars in thousands, except per share data)                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      AUGUST 31,                   AUGUST 31,
                                                                    2001         2002          2001          2002
                                                                    ----         ----          ----          ----
Reported income (loss) before extraordinary loss
     and accounting change                                       $ (6,070)     $ 4,221      $ (19,547)     $ 8,387
Add back:  amortization of goodwill, net of tax
     provision of $621 and $1,295 for the three and six
     months ended August 31, 2001                                   1,306            -          2,405            -
Add back:  amortization of FCC licenses,
     net of tax provision of $4,589 and $9,214 for the three
     and six  months ended August 31, 2001                          9,565            -         17,111            -
                                                                 --------      -------      ---------      -------
Adjusted income (loss) before extraordinary loss
     and accounting change                                        $ 4,801      $ 4,221          $ (31)     $ 8,387
                                                                  =======      =======          =====      =======

Reported net loss available to common shareholders               $ (9,400)    $ (6,802)     $ (25,123)  $ (174,622)
Add back:  amortization of goodwill, net of tax
     provision of $621 and $1,295 for the three and
     six months ended August 31, 2001                               1,306            -          2,405            -
Add back:  amortization of FCC licenses,
     net of tax provision of $4,589 and $9,214 for the
     three and six months ended August 31, 2001                     9,565            -         17,111            -
                                                                 --------     --------      ---------   ----------
Adjusted net income (loss) available to common shareholders       $ 1,471     $ (6,802)      $ (5,607)  $ (174,622)
                                                                  =======     ========       ========   ==========


BASIC NET LOSS AVAILABLE TO COMMON SHAREHOLDERS:
     Reported net loss available to common shareholders           $ (0.20)     $ (0.13)       $ (0.53)     $ (3.49)
     Amortization of goodwill, net of taxes                          0.03            -           0.05            -
     Amortization of FCC licenses, net of taxes                      0.20            -           0.36            -
                                                                  -------      -------        -------      -------
     Adjusted net income (loss) available to common shareholders   $ 0.03      $ (0.13)       $ (0.12)     $ (3.49)
                                                                   ======      =======        =======      =======

DILUTED NET LOSS AVAILABLE TO COMMON SHAREHOLDERS:
     Reported net loss available to common shareholders           $ (0.20)     $ (0.13)       $ (0.53)     $ (3.49)
     Amortization of goodwill, net of taxes                          0.03            -           0.05            -
     Amortization of FCC licenses, net of taxes                      0.20            -           0.36            -
                                                                  -------      -------        -------      -------
     Adjusted net income (loss) available to common shareholders   $ 0.03      $ (0.13)       $ (0.12)     $ (3.49)
                                                                   ======      =======        =======      =======

     Basic Shares                                                  47,353       53,083         47,301       50,007
     Diluted Shares                                                47,353       53,083         47,301       50,007


     EOC

(Dollars in thousands)                                THREE MONTHS ENDED AUGUST 31,  SIX MONTHS ENDED AUGUST 31,
                                                           2001           2002             2001          2002
                                                           ----           ----             ----          ----
Reported income (loss) before extraordinary
     loss and accounting change                          $ (2,079)       $ 8,535        $ (12,941)     $ 17,766
Add back:  amortization of goodwill, net of tax
     provision of $621 and $1,295 for the three and
     six months ended August 31, 2001                       1,306              -            2,405             -
Add back:  amortization of FCC licenses, net of
     tax provision of $4,589 and $9,214 for the three and
     six months ended August 31, 2001                       9,565              -           17,111             -
                                                         --------        -------        ---------      --------
Adjusted income before extraordinary
     loss and accounting change                           $ 8,792        $ 8,535          $ 6,575      $ 17,766
                                                          =======        =======          =======      ========

Reported net income (loss)                               $ (3,163)       $ 7,986        $ (14,025)    $(152,523)
Add back:  amortization of goodwill, net of tax
     provision of $621 and $1,295 for the three and
     six months ended August 31, 2001                       1,306              -            2,405             -
Add back:  amortization of FCC licenses, net of
     tax provision of $4,589 and $9,214 for the three and
     six months ended August 31, 2001                       9,565              -           17,111             -
                                                         --------        -------        ---------     ---------
Adjusted net income (loss)                                $ 7,708        $ 7,986          $ 5,491     $(152,523)
                                                          =======        =======          =======     =========


 Because EOC is a wholly-owned subsidiary of Emmis, per share data is excluded.


     INDEFINITE-LIVED INTANGIBLES

         Under the guidance in Statement No. 142, the Company's FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but will be tested for impairment at least annually. As of August 31, 2002 and February 28, 2002, the carrying amounts of the Company's FCC licenses were $1,509.0 million and $1,743.2 million, respectively.

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

     GOODWILL

         Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the quarter ended May 31, 2002. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the three months ended May 31, 2002. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company's approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company's reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002. As of August 31, 2002 and February 28, 2002, the carrying amount of the Company's goodwill was $139.0 million and $175.1 million, respectively. The required impairment tests may result in future periodic write-downs.

     DEFINITE-LIVED INTANGIBLES

         The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement No. 142. These assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company's future cash flows. In accordance with the transitional requirements of Statement No. 142, the Company reassessed the useful lives of these intangibles and determined that no changes to their useful lives were necessary. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2002 and August 31, 2002 (dollars in thousands):


                                                FEBRUARY 28, 2002                                  AUGUST 31, 2002
                                                -----------------                                  ---------------
                                   GROSS                                 NET          GROSS                                 NET
                                  CARRYING         ACCUMULATED         CARRYING      CARRYING         ACCUMULATED         CARRYING
                                   AMOUNT         AMORTIZATION          AMOUNT        AMOUNT         AMORTIZATION          AMOUNT
                                   ------         ------------          ------        ------         ------------          ------
FOREIGN BROADCASTING LICENSES    $ 22,542             $ 8,694         $ 13,848      $ 18,693             $ 9,327          $ 9,366
SUBSCRIPTION LISTS                 12,189              11,077            1,112        12,189              11,723              466
LEASE RIGHTS                       11,502                 407           11,095        11,502                 551           10,951
CUSTOMER LISTS                      7,371               1,734            5,637         7,371               3,035            4,336
NON-COMPETE AGREEMENTS              5,738               5,561              177         5,738               5,580              158
OTHER                               4,335               1,240            3,095         4,211               1,321            2,890
                                    -----               -----            -----         -----               -----            -----
  TOTAL                          $ 63,677            $ 28,713         $ 34,964      $ 59,704            $ 31,537         $ 28,167
                                 ========            ========         ========      ========            ========         ========



         Total amortization expense from definite-lived intangibles for the three and six months ended August 31, 2002 was $1.7 million and $3.6 million, respectively, and for the year ended February 28, 2002 was $7.6 million. Foreign currency exchange rate differences reduced the carrying value of the foreign broadcasting licenses and related accumulated amortization as of August 31, 2002 by $3.8 million and $0.6 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of February 28, 2002 (dollars in thousands):

FISCAL YEAR ENDED FEBRUARY,
2003                         $ 4,469
2004                           3,460
2005                           1,869
2006                             910
2007                             880

Note 4.  Significant Events


Equity Issuance

         In April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.3 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding obligations under our credit facility. The remainder was invested, and in July 2002 distributed to ECC and used to redeem approximately 22.6% of ECC's outstanding 12 1/2% senior discount notes (see below).

         In addition, during the three months ended May 31, 2002, 300,000 shares of Class B common stock were converted to Class A shares.

Dispositions

         Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corp. for $88.0 million. Proceeds from the sale were used to repay outstanding term loans under our credit facility. In connection with the sale, Emmis recorded a loss on sale of assets of $1.3 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Entercom paid Emmis approximately $0.5 million under the time brokerage agreement, which is included in net revenues in the accompanying condensed consolidated statements of operations. The assets of KALC-FM were reflected as held for sale in the accompanying condensed consolidated balance sheets as of February 28, 2002. The $87.7 million of credit facility debt repaid with the net proceeds of the sale was reflected as a current liability in the accompanying condensed consolidated balance sheets as of February 28, 2002.

         Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Proceeds were used to repay outstanding term loans under our credit facility. In connection with the sale, Emmis recorded a gain on sale of assets of $10.2 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. The assets of KXPK-FM were reflected as held for sale in the accompanying condensed consolidated balance sheets as of February 28, 2002. The $47.3 million of credit facility debt repaid with the net proceeds of the sale was reflected as a current liability in the accompanying condensed consolidated balance sheets as of February 28, 2002.

Credit Facility Amendment

         On June 21, 2002, EOC amended its credit facility to (1) issue a $500.0 million new Term B Loan which was used to repay amounts outstanding under the existing $552.1 million Term B loan, (2) reset financial covenants for the remaining term of the credit facility, and (3) permit EOC to make a one time cash distribution to ECC for the purpose of redeeming a portion of its 12 1/2% senior discount notes.
         The existing Term B Loan was repaid, in full, with the proceeds from the new Term B Loan and borrowings under the credit facility's revolving line of credit (Revolver). The new Term B Loan has the same terms as the existing Term B loan except that the applicable margin over the Eurodollar Rate Loan decreased from a maximum of 3.5% to a maximum of 2.5%. In connection with the repayment of the existing Term B Loan, the company recorded a $0.5 million extraordinary charge, net of taxes of $0.3 million, relating to the write off of deferred debt fees.

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

Discount Notes Redemption

         On July 1, 2002, ECC redeemed approximately 22.6% of its $370.0 million, face value, 12 1/2% Senior Discount Notes due 2011. Approximately $60.1 million of the proceeds from the Company's April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the discount notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium. The redemption premium and approximately $1.6 million of deferred debt fees related to the discount notes, net of taxes of $0.8 million, were recorded as an extraordinary charge in our quarter ended August 31, 2002 in the accompanying condensed consolidated statements of operations.

Discontinuation of LMIV

         In the quarter ended August 31, 2002, the Company and other partners in the local media internet venture (LMIV) agreed to dissolve the joint venture. Consequently, in addition to recording our share of LMIV's losses for the quarter, the Company recorded a $2.1 million charge to write off our investment in LMIV. This charge is reflected in loss from unconsolidated affiliates in the accompanying condensed consolidated statements of operations. The Company will continue an internet presence independent of LMIV.

Note 5.   Comprehensive Loss

     EMMIS
         Comprehensive loss was comprised of the following for the three and six month periods ended August 31, 2001 and 2002 (dollars in thousands):

                                           Three Months         Six Months
                                         Ended August 31,    Ended August 31,
                                          2001      2002      2001       2002
                                          ----      ----      ----       ----

Net loss                                $(7,154) $ (4,556)  $(20,631) $(170,130)
Translation adjustment                     (500)   (3,371)        12     (8,519)
Change in fair value of derivative instruments,
 net of associated tax benefit             (935)        -     (1,923)         -
                                       --------  --------   --------  ---------

Total comprehensive loss                $(8,589) $ (7,927)  $(22,542) $(178,649)
                                       ========  ========   ========  =========


The majority of the translation adjustment for the three and six months ended August 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

 EOC
         Comprehensive loss was comprised of the following for the three and six month periods ended August 31, 2001 and 2002 (dollars in thousands):


                                                      Three Months            Six Months
                                                     Ended August 31,       Ended August 31,
                                                     2001       2002       2001        2002
                                                     ----       ----       ----        ----

Net income (loss)                                $ (3,163)   $ 7,986    $ (14,025) $ (152,523)
Translation adjustment                               (500)    (3,371)          12      (8,519)
Change in fair value of derivative
     instruments, net of associated tax benefit      (935)         -       (1,923)          -
                                                 --------    -------    ---------  ----------

Total comprehensive income (loss)                $ (4,598)   $ 4,615    $ (15,936) $ (161,042)
                                                 ========    =======    =========  ==========

The majority of the translation adjustment for the three and six months ended August 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

Note 6.   Segment Information

         The  Company's  operations  are aligned into three  business  segments:
Radio, Television, and Publishing and Other. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

         The Company's segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three months ended August 31, 2001 and 2002 were $2.1 million and $2.7 million, respectively, and total revenues for the six months ended August 31, 2001 and 2002 were $3.2 million and $4.4 million, respectively. The carrying value of long lived assets of this radio station as of August 31, 2001 and 2002 was $8.4 million and $6.4 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the three months ended August 31, 2001 and 2002 were $2.4 million and $0.4 million, respectively, and total revenues for the six months ended August 31, 2001 and 2002 were $4.3 million and $0.9 million, respectively. The carrying value of long lived assets of these radio stations as of August 31, 2001 and 2002 was $18.0 million and $4.7 million, respectively.

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

         BCF and PCF are not measures of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. Moreover, BCF and PCF are not standardized measures and may be calculated in a number of ways. Thus, our calculation of these non-GAAP measures may not be comparable to such non-GAAP measures calculated by other companies. Emmis defines BCF and PCF as revenues net of agency commissions and station operating expenses, excluding noncash compensation. The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions, newsstand sales and the sale of print advertising.

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

     Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended                                               Publishing
August 31, 2002                      Radio        Television      and Other      Corporate    Consolidated
---------------                      -----        ----------      ---------      ---------    ------------
                                                     (Unaudited, dollars in thousands)
Net revenues                          $ 69,890      $ 55,426      $ 17,906            $ -      $ 143,222
Station operating expenses,
  excluding noncash compensation        35,100        35,252        15,613              -         85,965
                                        ------        ------        ------         ------         ------
Broadcast/publishing cash flow          34,790        20,174         2,293              -         57,257
Corporate expenses, excluding
  noncash compensation                       -             -             -          5,046          5,046
Noncash compensation                         -             -             -          5,775          5,775
Depreciation and amortization            1,930         7,049           459          1,155         10,593
                                         -----         -----           ---          -----         ------
Operating income (loss)               $ 32,860      $ 13,125       $ 1,834      $ (11,976)      $ 35,843
                                      ========      ========       =======      =========       ========

Total assets                         $ 900,366    $1,040,435      $ 79,228       $ 97,996    $ 2,118,025
                                     =========    ==========      ========       ========    ===========

    With respect to EOC, the above information would be identical, except corporate total assets would be $90,026 and consolidated total assets would be $2,110,055.

Three Months Ended                                                 Publishing
August 31, 2001                      Radio        Television       and Other    Corporate   Consolidated
---------------                      -----        ----------       ---------    ---------   ------------
                                                        (Unaudited, dollars in thousands)
Net revenues                        $ 74,097        $ 52,864      $ 17,686            $ -      $ 144,647
Station operating expenses,
   excluding noncash compensation     37,811          34,001        15,703              -         87,515
                                      ------          ------        ------         ------         ------
Broadcast/publishing cash flow        36,286          18,863         1,983              -         57,132
Time brokerage fees                        -               -             -              -              -
Corporate expenses, excluding
  noncash compensation                     -               -             -          4,568          4,568
Noncash compensation                       -               -             -          1,591          1,591
Depreciation and amortization          8,610          13,202         2,111          1,163         25,086
Restructuring fees and other               -               -             -            196            196
                                       -----          ------         -----          -----         ------
Operating income (loss)             $ 27,676         $ 5,661        $ (128)      $ (7,518)      $ 25,691
                                    ========         =======        ======       ========       ========
Total assets                     $ 1,086,048     $ 1,297,075      $ 92,423      $ 117,598    $ 2,593,144
                                 ===========     ===========      ========      =========    ===========


    With respect to EOC, the above information would be identical, except corporate total assets would be $106,519 and consolidated total assets would be $2,582,065.


Six Months Ended                                               Publishing
August 31, 2002                         Radio     Television   and Other   Corporate   Consolidated
---------------                         -----     ----------   ---------   ---------   ------------
(Unaudited, dollars in thousands)
Net revenues                         $ 132,614    $ 112,583    $ 34,831         $ -     $ 280,028
Station operating expenses,
  excluding noncash compensation        69,508       72,064      30,723           -       172,295
                                        ------       ------      ------      ------       -------
Broadcast/publishing cash flow          63,106       40,519       4,108           -       107,733
Corporate expenes, excluding
  noncash compensation                       -            -           -      10,179        10,179
Noncash compensation                         -            -           -      11,130        11,130
Depreciation and amortization            4,023       13,979       1,049       2,301        21,352
                                         -----       ------       -----       -----        ------
Operating income (loss)               $ 59,083     $ 26,540     $ 3,059   $ (23,610)     $ 65,072
                                      ========     ========     =======   =========      ========

Total assets                         $ 900,366  $ 1,040,435    $ 79,228    $ 97,996   $ 2,118,025
                                     =========  ===========    ========    ========   ===========

With respect to EOC, the above information would be identical, except corporate total assets would be $90,026 and consolidated total assets would be $2,110,055.

Six Months Ended                                               Publishing
August 31, 2001                         Radio     Television   and Other    Corporate   Consolidated
---------------                         -----     ----------   ---------    ---------   ------------
                                                       (Unaudited, dollars in thousands)
Net revenues                         $ 140,245    $ 106,861    $ 35,794         $ -      $ 282,900
Station operating expenses,
  excluding noncash compensation        74,847       69,875      32,763           -        177,485
                                        ------       ------      ------      ------        -------
Broadcast/publishing cash flow          65,398       36,986       3,031           -        105,415
Time brokerage fees                        479            -           -           -            479
Corporate expenses, excluding
  noncash compensation                       -            -           -       9,525          9,525
Noncash compensation                         -            -           -       4,331          4,331
Depreciation and amortization           16,455       26,259       4,249       2,259         49,222
Restructuring fees and other                 -            -           -         768            768
                                      --------     --------    --------   ---------       --------
Operating income (loss)               $ 48,464     $ 10,727    $ (1,218)  $ (16,883)      $ 41,090
                                      ========     ========    ========   =========       ========

Total assets                       $ 1,086,048  $ 1,297,075    $ 92,423   $ 117,598    $ 2,593,144
                                   ===========  ===========    ========   =========    ===========

With respect to EOC, the above information would be identical,  except corporate
total  assets  would  be  $106,519  and  consolidated   total  assets  would  be
$2,582,065.

Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis Operating Company

         The  8  1/8%   senior   subordinated   notes  of  EOC  are   fully  and
unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of EOC (the "Subsidiary Guarantors"). As of February 28, 2002 and August 31, 2002, subsidiaries holding EOC's interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the "Subsidiary Non-Guarantors"). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

         Presented below is condensed consolidating financial information for the EOC Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2002 and August 31, 2002 and for the three and six months ended August 31, 2001 and 2002. EOC uses the equity method with respect to investments in subsidiaries.

                             Emmis Operating Company
                              As of August 31, 2002
                      Condensed Consolidating Balance Sheet
                        (Unaudited, dollars in thousands)

                                                                                            Eliminations
                                                    Parent                     Subsidiary        and
                                                    Company      Subsidiary       Non-      Consolidating
                                                     Only        Guarantors    Guarantors      Entries      Consolidated
                                                     ----        ----------    ----------      -------      ------------

CURRENT ASSETS:
  Cash and cash equivalents                          $ 4,018       $ 6,664         $ 973             $ -       $ 11,655
  Accounts receivable, net                                 -       104,286         3,252               -        107,538
  Prepaid expenses                                       974        15,345           133               -         16,452
  Income tax refund receivable                        12,844             -             -               -         12,844
  Other                                                    -        17,222            57               -         17,279
  Assets held for sale                                     -             -                             -              -
                                                     -------       -------         -----             ---       --------
    Total current assets                              17,836       143,517         4,415               -        165,768

  Property and equipment, net                         35,476       188,493         1,463               -        225,432
  Intangible assets, net                               4,336     1,662,470         9,366               -      1,676,172
  Investment in affiliates                         1,887,372             -                    (1,887,372)             -
  Other assets, net                                   36,134        10,148           252          (3,851)        42,683
                                                      ------        ------           ---          ------         ------
    Total assets                                 $ 1,981,154   $ 2,004,628      $ 15,496    $ (1,891,223)   $ 2,110,055
                                                 ===========   ===========      ========    ============    ===========

CURRENT LIABILITIES:
  Accounts payable                                  $ 15,510      $ 19,963       $ 6,270             $ -       $ 41,743
  Current maturities of other long-term debt              34             5        15,471          (1,221)        14,289
  Current portion of TV program rights payable                      19,920             -               -         19,920
  Accrued salaries and commissions                       457         8,441           156               -          9,054
  Accrued interest                                    15,694                           -               -         15,694
  Deferred revenue                                                  15,970             -               -         15,970
  Other                                                4,197         3,250             -               -          7,447
  Credit facility debt to be repaid with assets held
     for sale                                              -             -             -               -              -
  Liabilities associated with assets held for sale         -             -             -               -              -
                                                      ------        ------        ------          ------        -------
    Total current liabilities                         35,892        67,549        21,897          (1,221)       124,117

Long-term debt, net of current maturities          1,041,898             -             -               -      1,041,898
Other long-term debt, net of current maturities           41           195         5,188          (2,630)         2,794
TV program rights payable, net of current portion                   33,939             -               -         33,939
Other noncurrent liabilities                          18,442         3,900            84               -         22,426
Deferred income taxes                                 27,921             -             -               -         27,921
                                                   ---------       -------        ------          ------      ---------
    Total liabilities                              1,124,194       105,583        27,169          (3,851)     1,253,095

Shareholder's equity
  Common stock                                     1,027,221             -             -               -      1,027,221
  Additional paid-in capital                          86,167             -         4,393          (4,393)        86,167
  Subsidiary investment                                    -     1,615,994        22,010      (1,638,004)             -
  Retained earnings/(accumulated deficit)           (235,492)      283,051       (22,657)       (260,394)      (235,492)
  Accumulated other comprehensive loss               (20,936)            -       (15,419)         15,419        (20,936)
                                                    --------       -------       -------        --------       --------
    Total shareholder's equity                       856,960     1,899,045       (11,673)     (1,887,372)       856,960
                                                     -------     ---------       -------      ----------        -------
    Total liabilities and shareholder's equity   $ 1,981,154   $ 2,004,628      $ 15,496    $ (1,891,223)   $ 2,110,055
                                                 ===========   ===========      ========    ============    ===========

                             Emmis Operating Company
                      Condensed Consolidating Balance Sheet
                             As of February 28, 2002
                        (Unaudited, dollars in thousands)


                                                                                             Eliminations
                                                     Parent                     Subsidiary      and
                                                    Company      Subsidiary       Non-      Consolidating
                                                     Only        Guarantors    Guarantors      Entries      Consolidated
                                                     ----        ----------    ----------      -------      ------------

CURRENT ASSETS:
  Cash and cash equivalents                               $ -        $ 4,970       $ 1,392            $ -        $ 6,362
  Accounts receivable, net                                  -         91,244         3,996              -         95,240
  Prepaid expenses                                        612         14,049           186              -         14,847
  Income tax refund receivable                              -              -             -              -              -
  Other                                                   271         23,312            74              -         23,657
  Assets held for sale                                      -        123,416             -              -        123,416
                                                          ---        -------         -----           -----       -------
    Total current assets                                  883        256,991         5,648              -        263,522

  Property and equipment, net                          35,957        192,690         2,492              -        231,139
  Intangible assets, net                                5,637      1,933,846        13,848              -      1,953,331
  Investment in affiliates                          2,274,321              -             -     (2,274,321)             -
  Other assets, net                                    43,428         12,655           527         (5,463)        51,147
                                                       ------         ------           ---         ------         ------
    Total assets                                  $ 2,360,226    $ 2,396,182      $ 22,515   $ (2,279,784)   $ 2,499,139
                                                  ===========    ===========      ========   ============    ===========


CURRENT LIABILITIES:
  Accounts payable                                   $ 15,646       $ 18,373       $ 4,976            $ -       $ 38,995
  Current maturities of other long-term debt               34             10        10,722         (2,833)         7,933
  Current portion of TV program rights payable              -         27,507             -              -         27,507
  Accrued salaries and commissions                        214          7,363           275              -          7,852
  Accrued interest                                     14,047              -            21              -         14,068
  Deferred revenue                                          -         16,392             -              -         16,392
  Other                                                 2,813          3,595             -              -          6,408
  Credit facility debt to be repaid with assets held
     for sale                                         135,000              -             -              -        135,000
  Liabilities associated with assets held for sale          -             63             -              -             63
                                                      -------         ------        ------         ------        -------
    Total current liabilities                         167,754         73,303        15,994         (2,833)       254,218

Long-term debt, net of current maturities           1,117,000              -             -              -      1,117,000
Other long-term debt, net of current maturities            41            366         9,172         (2,630)         6,949
TV program rights payable, net of current portion           -         40,551             -              -         40,551
Other noncurrent liabilities                           21,976          4,403           587              -         26,966
Deferred income taxes                                 108,988              -             -              -        108,988
                                                    ---------        -------        ------         ------      ---------
    Total liabilities                               1,415,759        118,623        25,753         (5,463)     1,554,672

Shareholder's equity
  Common stock                                      1,027,221              -             -              -      1,027,221
  Additional paid-in capital                            8,108              -         4,393         (4,393)         8,108
  Subsidiary investment                                     -      1,883,897        20,650     (1,904,547)             -
  Retained earnings/(accumulated deficit)             (78,477)       393,662       (21,380)      (372,282)       (78,477)
  Accumulated other comprehensive loss                (12,385)             -        (6,901)         6,901        (12,385)
                                                      -------        -------        ------          -----        -------
    Total shareholder's equity                        944,467      2,277,559        (3,238)    (2,274,321)       944,467
                                                      =======      =========        ======     ==========        =======
    Total liabilities and shareholder's equity    $ 2,360,226    $ 2,396,182      $ 22,515   $ (2,279,784)   $ 2,499,139
                                                  ===========    ===========      ========   ============    ===========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                   For the Three Months Ended August 31, 2002
                        (Unaudited, dollars in thousands)

                                                                                           Eliminations
                                                 Parent                       Subsidiary        and
                                                 Company       Subsidiary        Non-      Consolidating
                                                  Only         Guarantors     Guarantors      Entries     Consolidated
                                                  ----         ----------     ----------      -------     ------------
Net revenues                                       $ 225       $ 139,838       $ 3,159            $ -      $ 143,222
Operating expenses:
     Station operating expenses,
         excluding noncash compensation              183          83,354         2,428              -         85,965
     Corporate expenses, excluding
          noncash compensation                     5,046               -             -              -          5,046
     Noncash compensation                          4,332           1,443             -              -          5,775
     Depreciation and amortization                 1,155           8,735           703              -         10,593
          Total operating expenses                10,716          93,532         3,131              -        107,379
                                                  ------          ------         -----          -----        -------
Operating income (loss)                          (10,491)         46,306            28              -         35,843
                                                 -------          ------         -----          -----         ------
Other income (expense)
     Interest expense                            (19,474)           (392)         (128)           176        (19,818)
     Loss from unconsolidated affiliates               -          (3,014)            -              -         (3,014)
     Other income (expense), net                     288             246           217           (139)           612
                                                     ---             ---           ---           ----            ---
          Total other income (expense)           (19,186)         (3,160)           89             37        (22,220)
                                                 -------          ------            --             --        -------

Income (loss) before income taxes,
    extraordinary loss and accounting change     (29,677)         43,146           117             37         13,623
Provision (benefit) for income taxes             (11,307)         16,395             -              -          5,088
                                                 -------          ------           ---             --         ------
Income (loss) before extraordinary loss
    and accounting change                        (18,370)         26,751           117             37          8,535
Extraordinary loss, net of tax                      (549)              -             -              -           (549)
Equity in earnings (loss) of subsidiaries         26,905               -             -        (26,905)             -
                                                 -------        --------         -----      ---------        -------
Net income (loss)                                $ 7,986        $ 26,751         $ 117      $ (26,868)       $ 7,986
                                                 =======        ========         =====      =========        =======

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                   For the Three Months Ended August 31, 2001
                        (Unaudited, dollars in thousands)


                                                                                       Eliminations
                                                   Parent                Subsidiary       and
                                                  Company   Subsidiary      Non-      Consolidating
                                                   Only     Guarantors   Guarantors      Entries     Consolidated
                                                   ----     ----------   ----------      -------     ------------

Net revenues                                       $ 759   $ 139,339      $ 4,549          $ -      $ 144,647
Operating expenses:
     Station operating expenses,
         excluding noncash compensation              403      83,690        3,422            -         87,515
     Corporate expenses, excluding
         noncash compensation                      4,568           -            -            -          4,568
     Noncash compensation                          1,193         398            -            -          1,591
     Depreciation and amortization                 1,163      23,104          819            -         25,086
     Restructuring fees and other                    196           -            -            -            196
                                                   -----     -------        -----        -----        -------
          Total operating expenses                 7,523     107,192        4,241            -        118,956
                                                   -----     -------        -----        -----        -------
Operating income (loss)                           (6,764)     32,147          308            -         25,691
                                                  ------      ------          ---        -----         ------
Other income (expense)
     Interest expense                            (25,132)        100         (780)         168        (25,644)
     Loss from unconsolidated affiliates               -      (1,232)           -            -         (1,232)
     Other income (expense), net                     307        (753)         (49)        (203)          (698)
                                                     ---        ----          ---         ----           ----
          Total other income (expense)           (24,825)     (1,885)        (829)         (35)       (27,574)
                                                 -------      ------         ----          ---        -------

Income (loss) before income taxes,
    extraordinary loss and accounting change     (31,589)     30,262         (521)         (35)        (1,883)

Provision (benefit) for income taxes             (11,200)     11,396            -            -            196
                                                 -------      ------         ----          ---         ------

Income (loss) before extraordinary loss
    and accounting change                        (20,389)     18,866         (521)         (35)        (2,079)
Extraordinary loss, net of tax                    (1,084)          -            -            -         (1,084)
Equity in earnings (loss) of subsidiaries         18,310           -            -      (18,310)             -
                                                 -------      ------         ----          ---         ------
Net income (loss)                               $ (3,163)   $ 18,866       $ (521)   $ (18,345)      $ (3,163)
                                                ========    ========       ======    =========       ========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                    For the Six Months Ended August 31, 2002
                        (Unaudited, dollars in thousands)


                                                                                            Eliminations
                                                Parent                        Subsidiary         and
                                               Company        Subsidiary         Non-       Consolidating
                                                 Only         Guarantors      Guarantors       Entries     Consolidated
                                                 ----         ----------      ----------       -------     ------------
Net revenues                                     $ 456       $ 274,223         $ 5,349            $ -      $ 280,028
Operating expenses:
     Station operating expenses,
         excluding noncash compensation            372         166,995           4,928              -        172,295
     Corporate expenses, excluding
          noncash compensation                  10,179               -               -              -         10,179
     Noncash compensation                        8,348           2,782               -              -         11,130
     Depreciation and amortization               2,301          17,630           1,421              -         21,352
                                                 -----          ------           -----          -----         ------
          Total operating expenses              21,200         187,407           6,349              -        214,956
                                                ------         -------           -----          -----        -------
Operating income (loss)                        (20,744)         86,816          (1,000)             -         65,072
                                               -------          ------          ------          -----         ------
Other income (expense)
     Interest expense                          (41,383)           (453)           (773)           351        (42,258)
     Loss from unconsolidated affiliates             -          (4,080)              -              -         (4,080)
     Gain on sale of assets                          -           8,933               -              -          8,933
     Other income (expense), net                   639             379             496           (255)         1,259
                                                   ---             ---             ---           ----          -----
          Total other income (expense)         (40,744)          4,779            (277)            96        (36,146)
                                               -------           -----            ----             --        -------

Income (loss) before income taxes,
    extraordinary loss and accounting change   (61,488)         91,595          (1,277)            96         28,926

Provision (benefit) for income taxes           (23,646)         34,806               -              -         11,160
                                               -------         -------        --------      ---------     ----------

Income (loss) before extraordinary loss
    and accounting change                      (37,842)         56,789          (1,277)            96         17,766
Extraordinary item, net of tax                  (2,889)              -               -              -         (2,889)
Cumulative effect of accounting change,
    net of tax                                (167,400)       (167,400)              -        167,400       (167,400)
Equity in earnings (loss) of subsidiaries       55,608               -               -        (55,608)             -
                                            ----------      ----------        --------      ---------     ----------
Net income (loss)                           $ (152,523)     $ (110,611)       $ (1,277)     $ 111,888     $ (152,523)
                                            ==========      ==========        ========      =========     ==========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Operations
                    For the Six Months Ended August 31, 2001
                        (Unaudited, dollars in thousands)

                                                                                           Eliminations
                                                    Parent                    Subsidiary        and
                                                   Company      Subsidiary       Non-      Consolidating
                                                     Only       Guarantors    Guarantors      Entries     Consolidated
                                                     ----       ----------    ----------      -------     ------------
Net revenues                                        $ 1,102     $ 274,298       $ 7,500          $ -      $ 282,900
Operating expenses:
     Station operating expenses,
        excluding noncash compensation                  716       169,920         6,849            -        177,485
     Time brokerage fees                                  -           479             -            -            479
     Corporate expenses, excluding
        noncash compensation                          9,525             -             -            -          9,525
     Noncash compensation                             3,248         1,083             -            -          4,331
     Depreciation and amortization                    2,259        45,318         1,645            -         49,222
     Restructuring fees and other                       768             -             -            -            768
                                                      -----        ------         -----        -----         ------
          Total operating expenses                   16,516       216,800         8,494            -        241,810
                                                     ------       -------         -----        -----        -------
Operating income (loss)                             (15,414)       57,498          (994)           -         41,090
                                                    -------        ------          ----        -----         ------
Other income (expense)
     Interest expense                               (54,482)         (145)       (1,591)         336        (55,882)
     Loss from unconsolidated affiliates                  -        (2,096)            -            -         (2,096)
     Other income (expense), net                      1,217          (169)          (63)        (224)           761
                                                      -----          ----           ---         ----            ---
          Total other income (expense)              (53,265)       (2,410)       (1,654)         112        (57,217)
                                                    -------        ------        ------          ---        -------

Income (loss) before income taxes,
    extraordinary loss and accounting change        (68,679)       55,088        (2,648)         112        (16,127)

Provision (benefit) for income taxes                (23,925)       20,739             -            -         (3,186)
                                                    -------        ------        ------          ---        -------
Income (loss) before extraordinary loss
    and accounting change                           (44,754)       34,349        (2,648)         112        (12,941)
Extraordinary item, net of tax                       (1,084)            -             -            -         (1,084)
Cumulative effect of accounting change,
    net of tax                                            -             -             -            -              -
Equity in earnings (loss) of subsidiaries            31,813             -             -      (31,813)             -
                                                  ---------      --------      --------    ---------      ---------
Net income (loss)                                 $ (14,025)     $ 34,349      $ (2,648)   $ (31,701)     $ (14,025)
                                                  =========      ========      ========    =========      =========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                    For the Six Months Ended August 31, 2002
                        (Unaudited, dollars in thousands)

                                                                                              Eliminations
                                                     Parent                      Subsidiary        and
                                                     Company      Subsidiary        Non-      Consolidating
                                                      Only        Guarantors     Guarantors      Entries     Consolidated
                                                      ----        ----------     ----------      -------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (152,523)    $ (110,611)     $ (1,277)     $ 111,888     $ (152,523)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities-
      Cumulative effect of accounting change          167,400        167,400             -       (167,400)       167,400
      Extraordinary item                                2,889              -             -              -          2,889
      Depreciation and amortization                     3,881         27,278         1,421              -         32,580
      Provision for bad debts                               -          2,179             -              -          2,179
      Provision (benefit) for deferred income taxes    11,160              -             -              -         11,160
      Noncash compensation                              8,348          2,782             -              -         11,130
      Gain on sale of assets                                -         (8,933)            -              -         (8,933)
      Equity in earnings of subsidiaries              (55,608)             -             -         55,608              -
      Other                                                96            111        (8,517)           (96)        (8,406)
  Changes in assets and liabilities -
      Accounts receivable                                   -        (15,221)          744              -        (14,477)
      Prepaid expenses and other current assets           (91)         4,155            70              -          4,134
      Other assets                                      6,350         (6,139)          275              -            486
      Accounts payable and accrued liabilities          2,935             93         1,154              -          4,182
      Deferred liabilities                                  -           (422)            -              -           (422)
      Other liabilities                                (3,100)        (9,188)       (4,487)             -        (16,775)
                                                       ------         ------        ------         ------        -------
      Net cash provided (used) by investing activities (8,263)        53,484       (10,617)             -         34,604
                                                       ------         ------       -------         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,820)       (11,227)          861              -        (12,186)
  Proceeds from sale of assets                              -        135,500             -              -        135,500
  Other                                                (1,025)             -             -              -         (1,025)
                                                       ------        -------           ---            ---        -------
  Net cash provided (used) by investing activities     (2,845)       124,273           861              -        122,289
                                                       ------        -------           ---            ---        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                         (216,102)             -             -              -       (216,102)
  Proceeds from long-term debt                          6,000              -             -              -          6,000
  Intercompany                                        227,982       (176,063)        9,337              -         61,256
  Debt related costs                                   (2,754)             -             -              -         (2,754)
                                                       ------       --------         -----            ---       --------
  Net cash provided (used) by investing activities     15,126       (176,063)        9,337              -       (151,600)
                                                       ------       --------         -----            ---       --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           4,018          1,694          (419)             -          5,293

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       -          4,970         1,392              -          6,362
                                                      -------        -------         -----            ---       --------

  End of period                                       $ 4,018        $ 6,664         $ 973            $ -       $ 11,655
                                                      =======        =======         =====            ===       ========

                             Emmis Operating Company
                 Condensed Consolidating Statement of Cash Flows
                    For the Six Months Ended August 31, 2001
                        (Unaudited, dollars in thousands)

                                                                                              Eliminations
                                                     Parent                      Subsidiary        and
                                                     Company      Subsidiary        Non-      Consolidating
                                                      Only        Guarantors     Guarantors      Entries     Consolidated
                                                      ----        ----------     ----------      -------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (14,025)      $ 34,349      $ (2,648)     $ (31,701)     $ (14,025)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Extraordinary item                                1,084              -             -              -          1,084
      Depreciation and amortization                     4,960         53,066         1,646              -         59,672
      Provision for bad debts                               -          1,884             -              -          1,884
      Provision (benefit) for deferred income taxes    (3,186)             -             -              -         (3,186)
      Noncash compensation                              3,248          1,083             -              -          4,331
      Equity in earnings of subsidiaries              (31,813)             -             -         31,813              -
      Other                                            (3,457)           115            12           (112)        (3,442)
  Changes in assets and liabilities -
      Accounts receivable                                   -        (14,882)            2              -        (14,880)
      Prepaid expenses and other current assets          (176)         6,145           613              -          6,582
      Other assets                                     (7,315)        (9,757)           12              -        (17,060)
      Accounts payable and accrued liabilities         14,853        (10,654)          808              -          5,007
      Deferred liabilities                                  -           (365)            -              -           (365)
      Other liabilities                                15,305        (15,111)        2,552              -          2,746
                                                       ------        -------         -----          -----          -----
    Net cash provided (used) by investing activities  (20,522)        45,873         2,997              -         28,348
                                                      -------         ------         -----          -----         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (1,184)       (18,184)         (171)             -        (19,539)
  Cash paid for acquisition                                 -       (140,746)            -              -       (140,746)
  Other                                                (3,231)             -             -              -         (3,231)
                                                       ------       --------          ----          -----       --------
  Net cash provided (used) by investing activities     (4,415)      (158,930)         (171)             -       (163,516)
                                                       ------       --------          ----          -----       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                         (113,000)             -             -              -       (113,000)
  Proceeds from long-term debt                          5,000              -             -              -          5,000
  Intercompany                                         78,703        113,619        (1,647)             -        190,675
  Debt related costs                                     (941)             -             -              -           (941)
                                                       ------        -------        ------          -----        -------
  Net cash provided (used) by investing activities    (30,238)       113,619        (1,647)             -         81,734
                                                      -------        -------        ------          -----         ------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (55,175)           562         1,179              -        (53,434)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  55,175          4,018           706              -         59,899
                                                       ------          -----           ---          -----         ------

  End of period                                           $ -        $ 4,580       $ 1,885            $ -        $ 6,465
                                                          ===        =======       =======            ===        =======

Note 8.  Regulatory, International and Other Matters

         We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we already owned KHON-TV in Honolulu, and both KHON and KGMB were rated among the top four television stations in the Honolulu market, FCC regulations prohibited us from owning both stations. However, we received a temporary waiver from the FCC that has allowed us to operate both stations (and their related "satellite" stations). The FCC recently commenced an extensive review of its ownership rules, including the rule that prohibits our ownership of the two Hawaii stations, to determine whether the ownership restrictions continue to serve the public interest. We have requested a stay of divestiture until the FCC completes its review of the ownership rules and are currently awaiting the FCC's decision on our request. No assurances can be given that the FCC will grant us the stay of divestiture and we may need to sell one of the two stations in Hawaii.

         FCC regulations require all commercial television stations in the United States to start broadcasting in digital format by May 2002 and to abandon their present analog format by 2006. Five of our television stations were broadcasting in digital format by the May 2002 deadline and the remainder were granted extensions to November 2002. We expect several of our other stations to meet the November 2002 deadline and have requested an additional six month extension for the rest. Based upon the FCC's treatment of certain broadcasters who were not granted extensions to the original May 2002 deadline, we believe that the FCC will first issue a formal admonishment to any broadcaster whose extension request is denied and then issue a monetary forfeiture if the station has not commenced digital broadcasting within six months of the date of the FCC's admonishment. We cannot predict the extent of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine. Nonetheless, we believe all of our stations (other than five of our satellite stations for which we believe the continued delay is based upon conditions largely outside our control) will have commenced digital broadcasts by May 2003.

         Four of our CBS affiliation agreements and one of our NBC affiliation agreements have expired. We are currently in negotiations with CBS and NBC to renew these affiliation agreements and we expect them all to be renewed. The NBC renewal agreement is expected to also cover our other NBC affiliated stations whose affiliation agreements have not yet expired. We do not expect the terms of the renewed affiliation agreements to have an adverse material impact on our results of operations.

         Instead of making a required license payment to the Hungarian government in November 2001, our 59.5% owned national radio station in Hungary requested a modification of the broadcast contract and ultimately filed suit in arbitration court seeking reformation of the contract and requesting that the payments be reduced. Subsequently, the arbitration court granted our request to withdraw our claim and terminated the arbitration. The Hungarian government issued an order revoking our station's broadcast license for non-payment of the license fee, and we appealed the order in the Hungarian ordinary court, which ruled in our favor in September 2002. The Hungarian government also filed an action seeking to liquidate our Hungarian broadcast company, but this action was denied by the court. We continue to seek an equitable resolution to this matter. If it is not resolved in a reasonable period of time, it is unlikely we will continue to operate the station under the present fee arrangement. We do not expect an adverse material financial impact to Emmis or EOC if the station does not continue to operate.

         The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.


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

         The primary source of broadcast advertising revenues is the sale of advertising time to local and national advertisers. Publishing entities derive revenue from subscriptions, newsstand sales and the sale of print advertising. Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. The most significant station operating expenses are employee salaries and commissions, costs associated with programming, advertising and promotion, and station general and administrative costs.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO AUGUST 31, 2001

         In April 2002, we sold 4.6 million shares of Class A common stock, raising $120.3 million in net proceeds. One half of the proceeds was used in April 2002 to repay outstanding indebtedness under our credit facility and the remaining half of the proceeds was used in July 2002 to redeem 22.6% of ECC's 12 1/2% senior discount notes due 2011. In May 2002, we sold KALC-FM to Entercom Communications Corp. for $88.0 million and KXPK-FM to Entravision Communications Corporation for $47.5 million. The proceeds from the sales were used to repay outstanding term loans under our credit facility. These transactions impact the comparability of operating results period over period.

                      SUMMARY OF SEGMENT OPERATING RESULTS
                             (Dollars in thousands)

                                      Three Months Ended
                                           August 31,     Increase/   Percentage
                                        2002      2001    (Decrease)    Change
                                        ----      ----    ----------    ------
Radio net revenues                    $ 69,890   $ 74,097  $(4,207)      -5.7%
Television net revenues                 55,426     52,864    2,562        4.8%
Publishing net revenues                 17,906     17,686      220        1.2%
                                        ------     ------      ---
    Total net revenues                 143,222    144,647   (1,425)      -1.0%

Radio station operating expenses,
    excluding noncash compensation 35,100 37,811 (2,711) -7.2% Television station operating expenses,
    excluding noncash compensation      35,252     34,001    1,251        3.7%
Publishing operating expenses,
   excluding noncash compensation       15,613     15,703      (90)      -0.6%
                                        ------     ------      ---
  Total station operating expenses,
    excluding noncash compensation      85,965     87,515   (1,550)      -1.8%

Radio broadcast cash flow               34,790     36,286   (1,496)      -4.1%
Television broadcast cash flow          20,174     18,863    1,311        7.0%
Publishing cash flow                     2,293      1,983      310       15.6%
                                         -----      -----      ---
  Total broadcast/publishing cash flow  57,257     57,132      125        0.2%

Radio broadcast cash flow margin         49.8%      49.0%
Television broadcast cash flow margin    36.4%      35.7%
Publishing cash flow margin              12.8%      11.2%
    Total broadcast/publishing
      cash flow margin                   40.0%      39.5%

                      SUMMARY OF SEGMENT OPERATING RESULTS
                             (Dollars in thousands)

                                          Six Months Ended
                                            August 31,      Increase/ Percentage
                                         2002        2001   (Decrease)   Change
                                         ----        ----   ----------   ------
Radio net revenues                    $ 132,614   $ 140,245  $ (7,631)     -5.4%
Television net revenues                 112,583     106,861     5,722      5.4%
Publishing net revenues                  34,831      35,794      (963)    -2.7%
                                         ------      ------      ----
  Total net revenues                    280,028     282,900    (2,872)    -1.0%

Radio station operating expenses,
   excluding noncash compensation        69,508      74,847    (5,339)    -7.1%
Television station operating expenses,
   excluding noncash compensation        72,064      69,875     2,189      3.1%
Publishing operating expenses,
   excluding noncash compensation        30,723      32,763    (2,040)    -6.2%
                                         ------      ------    ------
 Total station operating expenses,
   excluding noncash compensation       172,295     177,485    (5,190)    -2.9%

Radio broadcast cash flow                63,106      65,398    (2,292)    -3.5%
Television broadcast cash flow           40,519      36,986     3,533      9.6%
Publishing cash flow                      4,108       3,031     1,077     35.5%
                                          -----       -----     -----
 Total broadcast/publishing cash flow   107,733     105,415     2,318      2.2%

Radio broadcast cash flow margin          47.6%       46.6%
Television broadcast cash flow margin     36.0%       34.6%
Publishing cash flow margin               11.8%        8.5%
    Total broadcast/publishing
      cash flow margin                    38.5%       37.3%

NET REVENUES:

         Radio net revenues for the three months ended August 31, 2002 decreased $4.2 million, or 5.7%, and decreased $7.6 million, or 5.4% for the six months ended August 31, 2002. On a pro forma basis (assuming the Denver radio asset sales had occurred on March 1, 2001), radio net revenues for the three months ended August 31, 2002 would have decreased $1.0 million, or 1.4%, and decreased $2.4 million, or 1.8% for the six months ended August 31, 2002. Radio net revenues were negatively impacted by the devaluation of the peso in Argentina, as international radio net revenues for the three months ended August 31, 2002 decreased $1.4 million, or 30.6%, and decreased $2.2 million, or 28.7% for the six months ended August 31, 2002. Domestic radio net revenues were negatively impacted by the results of our New York market due to a format change within the market by one of our competitors. The negative impact in our New York market, which represents approximately 30% of our radio net revenues, was offset by strength in our other markets.

         Television net revenues for the three months ended August 31, 2002 increased $2.6 million, or 4.8% and increased $5.7 million, or 5.4% for the six months ended August 31, 2002. Included in net revenues in the three months ended August 31, 2001 is approximately $4 million attributable to our television division earning a performance guaranty when our national sales rep agency did not achieve certain performance targets in the quarter. Excluding this item, television net revenues would have increased 12.9% and 9.7% for the three and six months ended August 31, 2002, respectively. This increase is due to our television stations selling a higher percentage of their inventory and charging higher rates, coupled with approximately $2.0 million and $4.3 million of political advertising net revenues in the three and six months ended August 31, 2002, respectively.

         Publishing revenues for the three months ended August 31, 2002 increased $0.2 million, or 1.2% and decreased $1.0 million, or 2.7% for the six months ended August 31, 2002. This decrease is due to lower advertising and newsstand revenues at our publications. Our publishing business has not seen the same level of recovery in advertisement spending that, in general, our radio and television businesses have experienced.

         On a consolidated basis, net revenues for the three months ended August 31, 2002 decreased $1.4 million, or 1.0%, and decreased $2.9 million, or 1.0% for the six months ended August 31, 2002 due to the effect of the items described above. On a pro forma basis, net revenues for the three months ended August 31, 2002 increased $1.8 million, or 1.3%, and increased $2.4 million, or 0.9% for the six months ended August 31, 2002 due to the effect of the items described above.

STATION OPERATING EXPENSES, EXCLUDING NONCASH COMPENSATION:

         Radio station operating expenses, excluding noncash compensation, decreased $2.7 million, or 7.2% for the three months ended August 31, 2002, and decreased $5.3 million, or 7.1% for the six months ended August 31, 2002. On a pro forma basis (assuming the Denver radio asset sales had occurred on March 1, 2001), radio station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2002 would have decreased $0.8 million, or 2.2% and $1.8 million, or 2.6% respectively. Radio station operating expenses, excluding noncash compensation decreased due to the implementation of our stock compensation program in December 2001, whereby each full-time employee's salary was reduced by at least 10% and supplemented with a corresponding stock grant.

         Television station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2002 increased $1.3 million, or 3.7% and $2.2 million, or 3.1% respectively. This increase is due to higher programming, promotion and sales-related costs, partially offset by the impact of our stock compensation program.

         Publishing operating expenses, excluding noncash compensation, decreased $0.1 million, or 0.6% for the three months ended August 31, 2002 and decreased $2.0 million, or 6.2% for the six months ended August 31, 2002, due to cost control measures and our stock compensation program.

         On a consolidated basis, station operating expenses, excluding noncash compensation, for three and six months ended August 31, 2002 decreased $1.6 million, or 1.8%, and $5.2 million, or 2.9% respectively, due to the effect of the items described above. On a pro forma basis, station operating expenses, excluding noncash compensation, for three and six months ended August 31, 2002 increased $0.4 million, or 0.4%, and decreased $1.7 million, or 1.0% respectively, due to the effect of the items described above.

NONCASH COMPENSATION EXPENSES:

         Noncash compensation expenses for the three months ended August 31, 2002 were $5.8 million compared to $1.6 million for the same period of the prior year, an increase of $4.2 million or 263.0%. Noncash compensation expenses for the six months ended August 31, 2002 were $11.1 million compared to $4.3 million for the same period of the prior year, an increase of $6.8 million or 157.0%. Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock contributed to the Company's Profit Sharing Plan, common stock issued to employees at our discretion and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program increased our noncash compensation expense by approximately $3.8 million and $8.2 million for the three and six months ended August 31, 2002, respectively. Our stock compensation program began December 2001; therefore, no expense related to this program was recorded in the three and six month periods ended August 31, 2001.

CORPORATE EXPENSES, EXCLUDING NONCASH COMPENSATION:

         Corporate expenses, excluding noncash compensation, for the three months ended August 31, 2002 were $5.0 million compared to $4.6 million for the same period of the prior year, an increase of $0.4 million or 10.5%. Corporate expenses, excluding noncash compensation, for the six months ended August 31, 2002 were $10.2 million compared to $9.5 million for the same period of the prior year, an increase of $0.7 million or 6.9%. These costs increased due to professional fees associated with the amendment to our credit facility and increases in training and personnel development, partially offset by benefits from our stock compensation program.

DEPRECIATION AND AMORTIZATION:

         Radio depreciation and amortization expense for the three months ended August 31, 2002 was $1.9 million compared to $8.6 million for the same period of the prior year, a decrease of $6.7 million or 77.6%. Radio depreciation and amortization expense for the six months ended August 31, 2002 was $4.0 million compared to $16.5 million for the same period of the prior year, a decrease of $12.5 million or 75.6%. The decrease was mainly attributable to our adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully in Note 3 to the condensed consolidated financial statements. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses. For comparison purposes, for the three and six month periods ended August 31, 2001, we recorded radio amortization expense for goodwill and FCC licenses of $7.2 million and $13.4 million, respectively.

         Television depreciation and amortization expense for the three months ended August 31, 2002 was $7.0 million compared to $13.2 million for the same period of the prior year, a decrease of $6.2 million or 46.6%. Television depreciation and amortization expense for the six months ended August 31, 2002 was $14.0 million compared to $26.3 million for the same period of the prior year, a decrease of $12.3 million or 46.8%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets For comparison purposes, for the three and six month periods ended August 31, 2001, we recorded television amortization expense for goodwill and FCC licenses of $7.0 million and $13.9 million, respectively.

         Publishing depreciation and amortization expense for the three months ended August 31, 2002 was $0.5 million compared to $2.1 million for the same period of the prior year, a decrease of $1.6 million or 78.3%. Publishing depreciation and amortization expense for the six months ended August 31, 2002 was $1.0 million compared to $4.2 million for the same period of the prior year, a decrease of $3.2 million or 75.3%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the three and six month periods ended August 31, 2001, we recorded publishing amortization expense for goodwill of $1.9 million and $2.7 million, respectively.

         On a consolidated basis, depreciation and amortization expense for the three months ended August 31, 2002 was $10.6 million compared to $25.1 million for the same period of the prior year, a decrease of $14.5 million or 57.8%. Depreciation and amortization expense for the six months ended August 31, 2002 was $21.4 million compared to $49.2 million for the same period of the prior year, a decrease of $27.8 million or 56.6%. The decrease was also mainly attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." For comparison purposes, for the three and six month periods ended August 31, 2001, we recorded amortization expense for goodwill and FCC licenses of $16.1 million and $30.0 million, respectively.

OPERATING INCOME:

         Radio operating income for the three months ended August 31, 2002 was $32.9 million compared to $27.7 million for the same period of the prior year, an increase of $5.2 million or 18.7%. Radio operating income for the six months ended August 31, 2002 was $59.1 million compared to $48.5 million for the same period of the prior year, an increase of $10.6 million or 21.9%. Substantially all of the increase was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as described more fully in Note 3 to the condensed financial statements. Adoption of this accounting standard had the impact of eliminating our radio amortization expense for goodwill and FCC licenses, which totaled $7.2 million in the three months ended August 31, 2001 and $13.4 million in the six months ended August 31, 2001.

         Television operating income for the three months ended August 31, 2002 was $13.1 million compared to $5.7 million for the same period of the prior year, an increase of $7.4 million or 131.8%. Television operating income for the six months ended August 31, 2002 was $26.5 million compared to $10.7 million for the same period of the prior year, an increase of $15.8 million or 147.4%. Substantially all of the increase was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our television amortization expense for goodwill and FCC licenses, which totaled $7.0 million in the three months ended August 31, 2001 and $13.9 million in the six months ended August 31, 2001.

         Publishing operating income for the three months ended August 31, 2002 was $1.8 million compared to a loss of $0.1 million for the same period of the prior year, an increase of $1.9 million or 1,532.8%. Publishing operating income for the six months ended August 31, 2002 was $3.1 million compared to a loss of $1.2 million for the same period of the prior year, an increase of $4.3 million or 351.1%. Substantially all of the increase was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this accounting standard had the impact of eliminating our publishing amortization expense for goodwill, which totaled $1.9 million in the three months ended August 31, 2001 and $2.7 million in the six months ended August 31, 2001.

         On a consolidated basis, operating income for the three months ended August 31, 2002 was $35.8 million compared to $25.7 million for the same period of the prior year, an increase of $10.1 million or 39.5%. Operating income for the six months ended August 31, 2002 was $65.1 million compared to $41.1 million for the same period of the prior year, an increase of $24.0 million or 58.4%. Substantially all of the increase was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses, which totaled $16.1 million in the three months ended August 31, 2001 and $30.0 million in the six months ended August 31, 2001.

INTEREST EXPENSE:

         With respect to Emmis, interest expense for the three months ended August 31, 2002 was $26.2 million compared to $32.5 million for the same period of the prior year, a decrease of $6.3 million or 19.4%. Interest expense for the six months ended August 31, 2002 was $56.1 million compared to $67.1 million for the same period of the prior year, a decrease of $11.0 million or 16.4%. This decrease is primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt. The decreased interest rates reflected both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. Additionally, in the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to reduce amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. With respect to EOC, interest expense for the three months ended August 31, 2002 was $19.8 million compared to $25.6 million for the same period of the prior year, a decrease of $5.8 million or 22.7%. Interest expense for the six months ended August 31, 2002 was $42.3 million compared to $55.9 million for the same period of the prior year, a decrease of $13.6 million or 24.4%. This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the operations of EOC.

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND ACCOUNTING CHANGE:

         With respect to Emmis, income (loss) before income taxes, extraordinary loss and accounting change increased to $7.2 million for the three months ended August 31, 2002 from a loss before income taxes, extraordinary loss and accounting change of $7.8 million for the same period of the prior year. Income
(loss) before income taxes, extraordinary loss and accounting change increased to $15.0 million for the six months ended August 31, 2002 from a loss before income taxes, extraordinary loss and accounting change of $26.4 million for the same period of the prior year. The increase in the income before income taxes, extraordinary loss and accounting change for the three and six months ended August 31, 2002 is mainly attributable to: (1) the elimination of our amortization expense for goodwill and broadcasting licenses of $16.1 million and $30.0 million, respectively, (2) a reduction in interest expense as a result of the factors described above under interest expense, and (3) in the case of the six months ended August 31, 2002, the gain on sale of our Denver radio assets of $8.9 million. With respect to EOC, income (loss) before income taxes, extraordinary loss and accounting change increased to $13.6 million for the three months ended August 31, 2002 from a loss before income taxes, extraordinary loss and accounting change of $1.9 million for the same period of the prior year. Income (loss) before income taxes, extraordinary loss and accounting change increased to $28.9 million for the six months ended August 31, 2002 from a loss before income taxes, extraordinary loss and accounting change of $16.1 million for the same period of the prior year. The increase in the income before income taxes, extraordinary loss and accounting change is mainly attributable to: (1) the elimination of our amortization expense for goodwill and broadcasting licenses of $16.1 million and $30.0 million, respectively, (2) a reduction in interest expense as a result of the factors described above under interest expense, and (3) in the case of the six months ended August 31, 2002, the gain on sale of our Denver radio assets of $8.9 million.

NET LOSS:

         With respect to Emmis, net loss decreased to $4.6 million for the three months ended August 31, 2002 from $7.2 million for the same period of the prior year. The decrease in net loss is mainly attributable to the elimination of amortization expense and decreased interest expense, each described above, and each net of taxes, partially offset by a $8.8 million extraordinary loss, net of a deferred tax benefit, relating to the premium paid on the redemption of our discount notes and the write-off of deferred debt fees associated with debt repaid during the quarter. Net loss increased to $170.1 million for the six months ended August 31, 2002 from $20.6 million for the same period of the prior year. The increase in net loss is mainly attributable to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." (2) a $11.1 million extraordinary loss, net of a deferred tax benefit, relating to the premium paid on the redemption of our discount notes and the write-off of deferred debt fees associated with debt repaid during the six months, and (3) the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes; With respect to EOC, net income was $8.0 million for the three months ended August 31, 2002 compared to a net loss of $3.2 million for the same period of the prior year. The increase in net income is mainly attributable to the elimination of amortization expense, and the decrease in interest expense, each described above, and each net of taxes, partially offset by a $0.5 million extraordinary loss, net of a deferred tax benefit, relating to the write-off of deferred debt fees associated with debt repaid during the quarter. Net loss increased to $152.5 million for the six months ended August 31, 2002 from $14.0 million for the same period of the prior year. The increase in net loss is mainly attributable to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets."; (2) a $2.9 million extraordinary loss, net of a deferred tax benefit, relating to the write-off of deferred debt fees associated with debt repaid during the six months, and (3) the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes.

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

         At August 31, 2002, we had cash and cash equivalents of $11.7 million and net working capital for Emmis and EOC of $40.5 million and $41.7 million, respectively. At February 28, 2002, we had cash and cash equivalents of $6.4 million and net working capital for Emmis and EOC of $19.8 million and $21.0 million, respectively, excluding assets held for sale and associated liabilities. Due to the economic stimulus package passed by Congress in March 2002, Emmis recorded a tax refund receivable of $12.8 million in the quarter ended May 31, 2002, which remains outstanding as of August 31, 2002. The remaining increase in net working capital primarily relates to accounts receivable increasing more than the increase in current liabilities.

     OPERATING ACTIVITIES

         With respect to Emmis, net cash flows provided by operating activities were $35.5 million for the six months ended August 31, 2002 compared to $30.4 million for the same period of the prior year. With respect to EOC, net cash flows provided by operating activities were $34.6 million for the six months ended August 31, 2002 compared to net cash flows provided by operating activities of $28.3 million for the same period of the prior year. The increase in cash flows provided by operating activities for the six months ended August 31, 2002 as compared to the same period in the prior year is due to a slight increase in net revenues less station operating expenses and corporate expenses, combined with changes in the timing of cash receipts and payments. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

     INVESTING ACTIVITIES

         Cash flows provided by investing activities were $122.3 million for the six months ended August 31, 2002 compared to cash used in investing of $163.5 million in the same period of the prior year. This increase is primarily attributable to our sales of radio stations in the six months ended August 31, 2002 as opposed to our purchase of radio stations in the six months ended August 31, 2001, partially offset by a reduction in capital expenditures in the six months ended August 31, 2002 over the same period in the prior year. Investment activities include capital expenditures and business acquisitions and dispositions.

         As discussed in results of operations above and in Note 4 to the accompanying condensed consolidated financial statements, Emmis sold radio stations KALC-FM and KXPK-FM in Denver, Colorado for $135.5 million in cash in the quarter ended May 31, 2002. The net cash proceeds of $135.5 million were used to repay outstanding borrowings under the credit facility. As disclosed in the supplemental disclosures to the statements of cash flows, Emmis acquired radio stations KKLT-FM, KTAR-AM and KMVP-AM, in Phoenix, Arizona, in the quarter ended May 31, 2001 for cash of $140.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC's March 2001 senior discount notes offering. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement.

         Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the six month periods ended August 31, 2002 and 2001, we had capital expenditures of $12.2 million and $19.5 million, respectively. Of this decrease, approximately $6.4 million relates to the construction of new operating facilities for WALA-TV in Mobile, Alabama in the first six months of the prior year. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $11.0 million in fiscal 2003 for the conversion to digital television. Although we expect that substantially all of our stations will broadcast a digital signal by the end of our fiscal 2003, we will incur approximately $8 million of additional costs, after fiscal 2003, to upgrade the digital signals of five of our local stations and an indeterminable amount to upgrade the digital signals of our nine satellite stations. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     FINANCING ACTIVITIES

         Cash flows used in financing activities for Emmis and EOC were $152.5 million and $151.6 million, respectively, for the six months ended August 31, 2002. Cash flows provided by financing activities for Emmis and EOC were $79.6 million and $81.7 million, respectively, for the same period of the prior year.

         As discussed in Note 4 to the accompanying condensed consolidated financial statements, in April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.3 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding borrowings under our credit facility. The remainder was invested, and in July 2002 distributed to ECC to redeem approximately 22.6% of ECC's $370.0 million, face value, senior discount notes (see discussion below). As indicated in Investing Activities above, net proceeds of $135.5 million from the sale of two radio stations in Denver were also used to repay outstanding indebtedness under the credit facility during the six months ended August 31, 2002.

         On March 28, 2001, ECC received $202.6 million of proceeds from the issuance of $370.0 million face value, 12 1/2% senior discount notes due 2011. The net proceeds of $191.1 million, less $93.0 million held in escrow at ECC, were distributed to EOC and used to fund the acquisition of the Phoenix radio stations discussed in Investing Activities above. In June 2001, upon completion of the Company's reorganization, the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

         As of August 31, 2002, EOC had $1,059.0 million of corporate indebtedness outstanding under our credit facility ($741.9 million) and senior subordinated notes ($300.0 million), and an additional $17.1 million of other indebtedness. As of August 31, 2002, total indebtedness outstanding for Emmis included all of EOC's indebtedness as well as $186.4 million of senior discount notes. Emmis also had $143.8 million of our convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2002, our weighted average borrowing rate under our credit facility was approximately 6.0% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 7.5%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 6.6%.

         Based on amounts currently outstanding under our senior subordinated notes, the debt service requirements of EOC for these notes over the next twelve-month period are $24.4 million. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC's preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. While Emmis has sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the April 15, 2002 payment because Emmis' leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. ECC's board of directors set a record date for the April 15, 2002 payment, but did not declare the dividend. Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted to make the payment to the preferred shareholders under the senior discount notes and senior subordinated notes indentures. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, ECC's board of directors declared the April 15, 2002 dividend, as well as dividends payable October 15, 2001 and January 15, 2002, and deemed the obligation to pay each dividend to have been discharged by the subsidiary's prior payment. On August 19,2002, ECC's board of directors declared the October 15, 2002 dividend.

         At October 2, 2002, we had $175.9 million available under our credit facility less $6.9 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors.


INTANGIBLES

         At August 31, 2002, approximately 79% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations' compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all FCC licenses will continue to be renewed in the future.

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

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and certain indefinite-lived intangibles will not be amortized into results of operations, but instead the recorded value of certain indefinite-lived intangibles will be tested for impairment at least annually with impairment being measured as the excess of the asset's carrying amount over its fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and measured for impairment in accordance with SFAS 121. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $16.1 million and $30.0 million in the three and six months ended August 31, 2002, respectively. However, our impairment reviews may result in future periodic write-downs.

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

         Effective March 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions" for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Adoption of this statement did not have a material impact on the Company's financial position, cash flows or results of operations.

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

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities." Statement No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. Statement No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.


REGULATORY AND OTHER MATTERS

         We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we already owned KHON-TV in Honolulu, and both KHON and KGMB were rated among the top four television stations in the Honolulu market, FCC regulations prohibited us from owning both stations. However, we received a temporary waiver from the FCC that has allowed us to operate both stations (and their related "satellite" stations). The FCC recently commenced an extensive review of its ownership rules, including the rule that prohibits our ownership of the two Hawaii stations, to determine whether the ownership restrictions continue to serve the public interest. We have requested a stay of divestiture until the FCC completes its review of the ownership rules and are currently awaiting the FCC's decision on our request. No assurances can be given that the FCC will grant us the stay of divestiture and we may need to sell one of the two stations in Hawaii.

         FCC regulations require all commercial television stations in the United States to start broadcasting in digital format by May 2002 and to abandon their present analog format by 2006. Five of our television stations were broadcasting in digital format by the May 2002 deadline and the remainder were granted extensions to November 2002. We expect several of our other stations to meet the November 2002 deadline and have requested an additional six month extension for the rest. Based upon the FCC's treatment of certain broadcasters who were not granted extensions to the original May 2002 deadline, we believe that the FCC will first issue a formal admonishment to any broadcaster whose extension request is denied and then issue a monetary forfeiture if the station has not commenced digital broadcasting within six months of the date of the FCC's admonishment. We cannot predict the extent of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine. Nonetheless, we believe all of our stations (other than five of our satellite stations for which we believe the continued delay is based upon conditions largely outside our control) will have commenced digital broadcasts by May 2003.

         Four of our CBS affiliation agreements and one of our NBC affiliation agreements have expired. We are currently in negotiations with CBS and NBC to renew these affiliation agreements and we expect them all to be renewed. The NBC renewal agreement is expected to also cover our other NBC affiliated stations whose affiliation agreements have not yet expired. We do not expect the terms of the renewed affiliation agreements to have an adverse material impact on our results of operations.

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


ITEM 4.  CONTROLS AND PROCEDURES

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Instead of making a required license payment to the Hungarian government in November 2001, our 59.5% owned national radio station in Hungary requested a modification of the broadcast contract and ultimately filed suit in arbitration court seeking reformation of the contract and requesting that the payments be reduced. Subsequently, the arbitration court granted our request to withdraw our claim and terminated the arbitration. The Hungarian government issued an order revoking our station's broadcast license for non-payment of the license fee, and we appealed the order in the Hungarian ordinary court, which ruled in our favor in September 2002. The Hungarian government also filed an action seeking to liquidate our Hungarian broadcast company, but this action was denied by the court. We continue to seek an equitable resolution to this matter. If it is not resolved in a reasonable period of time, it is unlikely we will continue to operate the station under the present fee arrangement. We do not expect an adverse material financial impact to Emmis or EOC if the station does not continue to operate.

         The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.
         ..

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the shareholders of ECC was held on June 25, 2002, the following matters received the following votes:

                                     Votes         Votes        Abstentions &
Matter Description                    For         Against     Broker Non-Votes
------------------                    ---         -------     ----------------

1. Election of Directors
      Richard A. Leventhal          83,018,541    2,441,239      12,098,036
      Lawrence B. Sorrel            83,092,380    2,367,400      12,098,036

2. Approval of the 2002 Equity
   Compensation Plan                57,536,753   23,037,735      16,983,328

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

          10.1 Fourth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement incorporated by reference from Exhibit
               10.1 to the company's Form 10-Q for the quarter ended May 31, 2002.

          15   Letter re: unaudited interim financial information

          99.1 Certification of CEO of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of CFO of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.3 Certification of CEO of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.4 Certification of CFO of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          On June 19, 2002, ECC and EOC filed a Form 8-K announcing the appointment of Ernst & Young, LLP as our independent auditor, dismissing Arthur Andersen, LLP. This Form 8-K was amended by ECC on June 20, 2002 and by EOC on June 26, 2002.

          On July 15, 2002 both ECC and EOC filed a form 8-K/A to amend the form 8-K filed on May 14, 2002 addressing risk factors relating to both companies.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EMMIS COMMUNICATIONS CORPORATION





Date: October 14, 2002                     By: /s/ WALTER Z. BERGER
                                           Walter Z. Berger
                                           Executive Vice President
                                           (Authorized Corporate Officer),
                                           Chief Financial Officer and Treasurer


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Jeffrey H. Smulyan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emmis Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

                                            /s/ JEFFREY H. SMULYAN
                                            Jeffrey H. Smulyan
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Walter Z. Berger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emmis Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

                                             /s/ WALTER Z. BERGER
                                             Walter Z. Berger
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EMMIS OPERATING COMPANY





Date: October 14, 2002                     By:  /s/ WALTER Z. BERGER
                                           Walter Z. Berger
                                           Executive Vice President
                                           (Authorized Corporate Officer),
                                           Chief Financial Officer and Treasurer


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jeffrey H. Smulyan, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of Emmis  Operating
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

                                            /s/ JEFFREY H. SMULYAN
                                            Jeffrey H. Smulyan
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Walter Z. Berger, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of Emmis  Operating
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

                                             /s/ WALTER Z. BERGER
                                             Walter Z. Berger
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer