Form 10-Q
period 2003-05-31
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2003-07-15
CIK 783005, 1141732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

EMMIS COMMUNICATIONS CORPORATION	EMMIS OPERATING COMPANY
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
INDIANA	INDIANA
(State of incorporation or organization)	(State of incorporation or organization)
0-23264	333-62172-13
(Commission file number)	(Commission file number)
35-1542018	35-2141064
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
ONE EMMIS PLAZA	ONE EMMIS PLAZA
40 MONUMENT CIRCLE	40 MONUMENT CIRCLE
SUITE 700	SUITE 700
INDIANAPOLIS, INDIANA 46204	INDIANAPOLIS, INDIANA 46204
(Address of principal executive offices)	(Address of principal executive offices)
(317) 266-0100	(317) 266-0100
(Registrant's Telephone Number, Including Area Code)	(Registrant's Telephone Number, Including Area Code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes	☒	No	☐

        The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 7, 2003, was:

49,336,383	Shares of Class A Common Stock, $.01 Par Value
5,030,002	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

        Emmis Operating Company had 1,000 shares of common stock outstanding as of July 7, 2003 and all of these shares are owned by Emmis Communications Corporation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and ShareholdersEmmis
Communications Corporation and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation (an Indiana Corporation) and Subsidiaries as of May 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 2003 and 2002. We have also reviewed the accompanying condensed consolidated balance sheet of Emmis Operating Company (an Indiana Corporation and wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of May 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. We have also audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheet of Emmis Operating Company and Subsidiaries as of February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. In our report dated April 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries as of February 28, 2003, are fairly stated, in all material respects, in relation to the consolidated balance sheets from which they were derived.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana June 30, 2003

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2002	2003
GROSS REVENUES	$159,498	$164,385
LESS: AGENCY COMMISSIONS	22,692	22,024

NET REVENUES	136,806	142,361
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	86,330	89,658
Corporate expenses, excluding noncash compensation	5,133	5,763
Noncash compensation	5,355	7,063
Depreciation and amortization	10,759	11,352

Total operating expenses	107,577	113,836

OPERATING INCOME	29,229	28,525

OTHER INCOME (EXPENSE):
Interest expense	(29,947)	(22,788)
Loss from unconsolidated affiliates	(1,066)	(164)
Loss on debt extinguishment	(3,600)	--
Gain on sale of assets	8,933	--
Other income (expense), net	647	(12)

Total other income (expense)	(25,033)	(22,964)

INCOME BEFORE INCOME TAXES AND
ACCOUNTING CHANGE	4,196	5,561
PROVISION FOR INCOME TAXES	2,370	2,959

INCOME BEFORE ACCOUNTING CHANGE	1,826	2,602
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES OF $102,600	(167,400)	--

NET INCOME (LOSS)	(165,574)	2,602
PREFERRED STOCK DIVIDENDS	2,246	2,246

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(167,820)	$356

See independent accountants’ review report and accompanying notes.

        In the three months ended May 31, 2002 and 2003, $4.8 million and $5.7 million respectively, of our noncash compensation was attributable to our stations, while $0.6 million and $1.4 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2002	2003
Basic net income (loss) available to common shareholders:
Before accounting change	$(0.01)	$0.01
Cumulative effect of accounting change, net of tax	(3.27)	--

Net income (loss) available to common shareholders	$(3.28)	$0.01

Basic weighted average common shares outstanding	51,211	54,078
Diluted net income (loss) available to common shareholders:
Before accounting change	$(0.01)	$0.01
Cumulative effect of accounting change, net of tax	(3.27)	--

Net income (loss) available to common shareholders	$(3.28)	$0.01

Diluted weighted average common shares outstanding	51,211	54,282

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	February 28,	May 31,
	2003	2003
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$9,407
Accounts receivable, net	102,345	109,091
Prepaid expenses	15,596	21,057
Other	25,661	22,408

Total current assets	159,681	161,963
PROPERTY AND EQUIPMENT, NET	223,430	219,025
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,508,886	1,516,863
Goodwill	138,986	139,131
Other intangibles, net	28,861	28,238

Total intangible assets	1,676,733	1,684,232
OTHER ASSETS, NET	56,569	55,761

Total assets	$2,116,413	$2,120,981

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	February 28,	May 31,
	2003	2003
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$39,526	$37,264
Current maturities of long-term debt	14,912	23,948
Current portion of TV program rights payable	27,424	24,579
Accrued salaries and commissions	14,247	6,768
Accrued interest	11,641	5,191
Deferred revenue	15,805	18,351
Other	8,102	8,537

Total current liabilities	131,657	124,638
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,194,789	1,202,763
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	13,087	8,700
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	28,512
OTHER NONCURRENT LIABILITIES	17,786	15,274
DEFERRED INCOME TAXES	22,345	25,661

Total liabilities	1,411,708	1,405,548

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value;
$50.00 liquidation value; authorized 10,000,000 shares; issued and
outstanding 2,875,000 shares at February 28, 2003 and May 31, 2003	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares;
issued and outstanding 48,874,017 shares at February 28, 2003
and 49,227,117 shares at May 31, 2003	489	492
Class B common stock, $.01 par value; authorized 30,000,000 shares;
issued and outstanding 5,011,348 shares at February 28, 2003
and 5,030,002 shares at May 31, 2003	50	50
Additional paid-in capital	990,770	999,667
Accumulated deficit	(269,274)	(268,918)
Accumulated other comprehensive loss	(17,359)	(15,887)

Total shareholders' equity	704,705	715,433

Total liabilities and shareholders' equity	$2,116,413	$2,120,981

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(165,574)	$2,602
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
Cumulative effect of accounting change	167,400	--
Depreciation and amortization	17,158	18,103
Accretion of interest on senior discount notes,
including amortization of related debt costs	7,507	6,536
Provision for bad debts	990	920
Provision for deferred income taxes	2,370	2,959
Noncash compensation	5,355	7,063
Loss on debt extinguishment	3,600	--
Gain on sale of assets	(8,933)	--
Deposits and other	939	54
Changes in assets and liabilities -
Accounts receivable	(7,183)	(7,512)
Prepaid expenses and other current assets	873	(2,032)
Other assets	(731)	(3,157)
Accounts payable and accrued liabilities	(8,724)	(14,241)
Deferred revenue	227	2,546
Other liabilities	(14,781)	(12,429)

Net cash provided by operating activities	493	1,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,842)	(2,957)
Cash paid for acquisitions	--	(11,656)
Proceeds from sale of assets, net	135,500	--
Deposits and other	(222)	(3,000)

Net cash provided by (used in) investing activities	131,436	(17,613)

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(201,102)	(14,112)
Proceeds from long-term debt	6,000	26,000
Proceeds from issuance of the Company's Class A common
stock, net of transaction costs	120,283	--
Proceeds from exercise of stock options	4,141	531
Preferred stock dividends paid	(2,246)	(2,246)
Purchase of the Company's Class A common stock	--	(644)

Net cash provided by (used in) financing activities	(72,924)	9,529

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,005	(6,672)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079

End of period	$65,367	$9,407

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$28,605	$21,990
Income taxes	412	502
ACQUISITION OF WBPG-TV:
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2002	2003
GROSS REVENUES	$159,498	$164,385
LESS: AGENCY COMMISSIONS	22,692	22,024

NET REVENUES	136,806	142,361
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	86,330	89,658
Corporate expenses, excluding noncash compensation	5,133	5,763
Noncash compensation	5,355	7,063
Depreciation and amortization	10,759	11,352

Total operating expenses	107,577	113,836

OPERATING INCOME	29,229	28,525

OTHER INCOME (EXPENSE):
Interest expense	(22,440)	(16,252)
Loss from unconsolidated affiliates	(1,066)	(164)
Loss on debt extinguishment	(3,600)	--
Gain on sale of assets	8,933	--
Other income (expense), net	647	(12)

Total other income (expense)	(17,526)	(16,428)

INCOME BEFORE INCOME TAXES
AND ACCOUNTING CHANGE	11,703	12,097
PROVISION FOR INCOME TAXES	4,812	5,266

INCOME BEFORE ACCOUNTING CHANGE	6,891	6,831
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF TAXES OF $102,600	(167,400)	--

NET INCOME (LOSS)	$(160,509)	$6,831

See independent accountants’ review report and accompanying notes.

        In the three months ended May 31, 2002 and 2003, $4.8 million and $5.7 million respectively, of our noncash compensation was attributable to our stations, while $0.6 million and $1.4 million was attributable to corporate.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	February 28, 2003	May 31, 2003
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$9,407
Accounts receivable, net	102,345	109,091
Prepaid expenses	15,596	21,057
Other	25,661	22,408

Total current assets	159,681	161,963
PROPERTY AND EQUIPMENT, NET	223,430	219,025
INTANGIBLE ASSETS (NOTE 2):
Indefinite-lived intangibles	1,508,886	1,516,863
Goodwill	138,986	139,131
Other intangibles, net	28,861	28,238
Total intangible assets	1,676,733	1,684,232
OTHER ASSETS, NET	49,040	48,472

Total assets	$2,108,884	$2,113,692

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Dollars in thousands, except share data)

	February 28, 2003 (Note 1)	May 31, 2003 (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$39,526	$37,264
Current maturities of long-term debt	14,912	23,948
Current portion of TV program rights payable	27,424	24,579
Accrued salaries and commissions	14,247	6,768
Accrued interest	11,641	5,191
Deferred revenue	15,805	18,351
Other	6,979	7,414

Total current liabilities	130,534	123,515
LONG-TERM DEBT, NET OF CURRENT MATURITIES	996,945	998,623
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	13,087	8,700
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	28,512
OTHER NONCURRENT LIABILITIES	17,786	15,274
DEFERRED INCOME TAXES	40,070	45,693

Total liabilities	1,230,466	1,220,317

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
Common stock, no par value; authorized , issued and outstanding
1,000 shares at February 28, 2003 and May 31, 2003	1,027,221	1,027,221
Additional paid-in capital	95,582	104,482
Accumulated deficit	(227,026)	(222,441)
Accumulated other comprehensive loss	(17,359)	(15,887)

Total shareholder's equity	878,418	893,375

Total liabilities and shareholder's equity	$2,108,884	$2,113,692

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(160,509)	$6,831
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities -
Cumulative effect of accounting change	167,400	--
Depreciation and amortization	17,158	18,103
Provision for bad debts	990	920
Provision for deferred income taxes	4,812	5,266
Noncash compensation	5,355	7,063
Loss on debt extinguishment	3,600	--
Gain on sale of assets	(8,933)	--
Other	19	54
Changes in assets and liabilities -
Accounts receivable	(7,183)	(7,512)
Prepaid expenses and other current assets	873	(2,032)
Other assets	(732)	(3,157)
Accounts payable and accrued liabilities	(8,724)	(14,241)
Deferred revenue	227	2,546
Other liabilities	(14,781)	(12,429)

Net cash provided by (used in) operating activities	(428)	1,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,842)	(2,957)
Cash paid for acquisitions	--	(11,656)
Proceeds from sale of assets, net	135,500	--
Deposits and other	(222)	(3,000)

Net cash provided by (used in) investing activities	131,436	(17,613)

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(201,102)	(14,112)
Proceeds from long-term debt	6,000	26,000
Distributions to parent	(2,246)	(2,246)
Contributions from parent and other	125,345	(113)

Net cash provided by (used in) financing activities	(72,003)	9,529

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,005	(6,672)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079

End of period	$65,367	$9,407

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$28,605	$21,990
Income taxes	412	502
ACQUISITION OF WBPG-TV:
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

May 31, 2003

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “Emmis” or the “Company”) and by Emmis Operating Company and its subsidiaries (collectively “EOC”). Unless otherwise noted, all disclosures contained in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q apply to Emmis and EOC. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis and EOC filed on Form 10-K for the year ended February 28, 2003. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

        In the opinion of Emmis and EOC, respectively, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis and EOC at May 31, 2003 and the results of their operations for the three months ended May 31, 2002 and 2003 and their cash flows for the three months ended May 31, 2002 and 2003.

Stock-Based Compensation

        The Company accounts for its stock-based award plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required unaudited pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, are as follows:

	Three Months Ended May 31,
	2002	2003
	(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$(167,820)	$356
Plus: Reported stock-based employee
compensation costs, net of tax	3,320	4,379
Less: Stock-based employee compensation
costs, net of tax, if fair value method had
been applied to all awards	4,881	6,833

Pro Forma	$(169,381)	$(2,098)

Basic EPS:
As Reported	$(3.28)	$0.01
Pro Forma	$(3.31)	$(0.04)
Diluted EPS:
As Reported	$(3.28)	$0.01
Pro Forma	$(3.31)	$(0.04)

        The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for options vesting in 2002 and 2003:

	Three Months Ended May 31,
	2002	2003
Risk-Free Interest Rate:	3.6% - 5.4%	3.6% - 5.4%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	8.3 - 8.6	8.3 - 8.6
Expected Volatility:	57.7% - 58.4%	57.7% - 58.4%

Advertising Costs

        The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $2.1 million and $1.7 million of these costs as of May 31, 2002 and 2003, respectively.

Basic and Diluted Net Income Per Common Share

Emmis

        Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2002 and 2003 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three months ended May 31, 2002 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 4.2 million shares for the three months ended May 31, 2002. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three months ended May 31, 2003 as the effect of their conversion to common stock of 3.7 million shares would be antidilutive.

EOC

        Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

Recent Accounting Pronouncements

        On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, we had recorded an extraordinary loss of $2.3 million, net of tax, in the prior year in connection with a debt extinguishment. Accordingly, we retroactively reclassified the loss of $3.6 million to include it in income from continuing operations.

        On March 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45‘s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45‘s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 for its fiscal 2003 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position, results of operations or applicable disclosures.

Note 2. Intangible Assets and Goodwill

Indefinite-lived Intangibles

        Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of May 31, 2003 and February 28, 2003, the carrying amounts of the Company’s FCC licenses were $1,516.9 million and $1,508.9 million, respectively.

        In accordance with Statement No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the three months ended May 31, 2002. Approximately $14.8 million of the charge, net of tax, related to our radio segment and $130.2 million of the charge, net of tax, related to our television segment. The fair value of our FCC licenses used to calculate the impairment charge was determined by management, using an enterprise valuation approach. Enterprise value was determined by applying an estimated market multiple to the broadcast cash flow generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation was made to the tangible assets with the residual amount representing the estimated fair value of our indefinite lived intangible assets and goodwill. To the extent the carrying amount of the indefinite-lived intangible exceeded its fair value, the difference was recorded in the statement of operations, as described above. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Throughout our fiscal year ended February 2002, unfavorable economic conditions persisted in the industries in which the Company engages. These conditions caused customers to reduce the amount of advertising dollars spent on the Company’s media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

Goodwill

        Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the quarter ended May 31, 2002. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the three months ended May 31, 2002. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company’s approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002. As of May 31, 2003 and February 28, 2003, the carrying amount of the Company’s goodwill was $139.1 million and $139.0 million, respectively. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

Definite-lived intangibles

        The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2003 and May 31, 2003:

	February 28, 2003			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Foreign Broadcasting Licenses	$23,178	$10,993	$12,185	$23,196	$11,418	$11,778
Subscription Lists	12,189	12,176	13	12,189	12,176	13
Lease Rights	11,502	695	10,807	11,502	767	10,735
Customer Lists	7,371	4,336	3,035	7,600	5,005	2,595
Non-Compete Agreements	5,738	5,601	137	5,738	5,611	127
Other	4,211	1,527	2,684	4,904	1,914	2,990

TOTAL	$64,189	$35,328	$28,861	$65,129	$36,891	$28,238

        Total amortization expense from definite-lived intangibles for the three months ended May 31, 2002 and 2003 was $1.9 million and $1.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of May 31, 2003:

FISCAL YEAR ENDED FEBRUARY 28 (29),
2004	$5,185
2005	2,928
2006	2,487
2007	2,303
2008	2,207

        As acquisitions and/or dispositions occur in the future, amortization expense will vary from the above table.

Note 3. Significant Events

WBPG-TV Acquisition

        Effective March 1, 2003, the Company acquired substantially all of the assets of television station WBPG-TV in Mobile, AL – Pensacola, FL from Pegasus Communications Corporation for a cash purchase price of approximately $11.7 million, including transaction costs of $0.2 million. This acquisition will allow the Company to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since Emmis already owns the Fox-affiliated television station in the market, WALA. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $0.2 million of goodwill, all of which is deductible for income tax purposes.

        For this transaction, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows based upon a preliminary appraisal. Material changes to the purchase price allocation are not expected.

Asset Description	Amount	Asset Lives
Accounts Receivable	$ 154	Less than one year
Prepaids	35	Less than one year
Broadcasting equipment	2,458	5 to 7 years
Office equipment	97	5 to 7 years
Vehicles	42	5 to 7 years

Total tangible assets	2,597
Customer list	229	3 years
Affiliation agreement	559	3.5 years
Broadcasting licenses (Indefinite-lived intangibles)	7,971	Non-amortizing
Goodwill	150	Non-amortizing

Total intangible assets	8,909

Programming acquired	159
Less: Programming liabilities assumed	(198)

Total purchase price	$ 11,656

Note 4. Comprehensive Income (Loss)

Emmis

        Comprehensive income (loss) was comprised of the following for the three month periods ended May 31, 2002 and 2003:

	Three Months Ended May 31,
	2002	2003
Net income (loss)	$(165,574)	$2,602
Translation adjustment	(5,148)	373
Change in fair value of derivative
instruments, net of associated tax benefit	(33)	1,099

Total comprehensive income (loss)	$(170,755)	$4,074

The majority of the translation adjustment for the three months ended May 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

EOC

        Comprehensive income (loss) was comprised of the following for the three month periods ended May 31, 2002 and 2003:

	Three Months Ended May 31,
	2002	2003
Net income (loss)	$(160,509)	$6,831
Translation adjustment	(5,148)	373
Change in fair value of derivative
instruments, net of associated tax benefit	(33)	1,099

Total comprehensive income (loss)	$(165,690)	$8,303

The majority of the translation adjustment for the three months ended May 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

Note 5. Segment Information

        The Company’s operations are aligned into three business segments: Radio, Television, and Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments. Noncash compensation expense for fiscal 2003 attributable to our stations, previously included in Corporate, has been reclassified to the appropriate business segment.

        The Company’s segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three months ended May 31, 2002 and 2003 were $1.7 million and $1.8 million, respectively. The carrying value of long lived assets of this radio station as of May 31, 2002 and 2003 was $6.2 million and $9.5 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the three months ended May 31, 2002 and 2003 were $0.5 million and $0.8 million, respectively. The carrying value of long lived assets of these radio stations as of May 31, 2002 and 2003 was $5.8 million and $4.8 million, respectively.

        The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2003 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

        Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended May 31, 2003	Radio	Television	Publishing and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$64,597	$60,298	$17,466	$--	$142,361
Station operating expenses,
excluding noncash compensation	35,179	38,260	16,219	--	89,658
Corporate expenes, excluding
noncash compensation	--	--	--	5,763	5,763
Noncash compensation	2,401	2,401	870	1,391	7,063
Depreciation and amortization	1,974	7,651	217	1,510	11,352

Operating income (loss)	$25,043	$11,986	$160	$(8,664)	$28,525

Total assets	$902,084	$1,055,949	$78,055	$84,893	$2,120,981

With respect to EOC, the above information would be identical, except corporate total assets would be $77,604 and consolidated total assets would be $2,113,692.

Three Months Ended May 31, 2002	Radio	Television	Publishing and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$62,724	$57,157	$16,925	$--	$136,806
Station operating expenses,
excluding noncash compensation	34,408	36,812	15,110	--	86,330
Corporate expenses, excluding
noncash compensation	--	--	--	5,133	5,133
Noncash compensation	2,412	1,682	649	612	5,355
Depreciation and amortization	2,093	6,930	590	1,146	10,759

Operating income (loss)	$23,811	$11,733	$576	$(6,891)	$29,229

Total assets	$890,326	$1,046,907	$79,963	$159,765	$2,176,961

With respect to EOC, the above information would be identical, except corporate total assets would be $149,136 and consolidated total assets would be $2,166,332.

Note 6. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis Operating Company

        The 8 1/8% senior subordinated notes of EOC are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of EOC (the “Subsidiary Guarantors”). As of February 28, 2003 and May 31, 2003, subsidiaries holding EOC’s interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

        Presented below is condensed consolidating financial information for the EOC Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2003 and May 31, 2003 and for the three months ended May 31, 2002 and 2003. EOC uses the equity method in its Parent Company Only information with respect to investments in subsidiaries.

Emmis Operating Company
As of May 31, 2003
Condensed Consolidating Balance Sheet
(Unaudited)

	Parent Company Only	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations and Consolidating Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,988	$4,832	$1,587	$--	$9,407
Accounts receivable, net	--	105,702	3,389	--	109,091
Prepaid expenses	2,136	18,823	98	--	21,057
Other	223	20,169	2,016	--	22,408

Total current assets	5,347	149,526	7,090	--	161,963
Property and equipment, net	34,481	182,961	1,583	--	219,025
Intangible assets, net	2,385	1,670,068	11,779	--	1,684,232
Investment in affiliates	1,897,492	--	--	(1,897,492)	--
Other assets, net	52,237	12,147	922	(16,834)	48,472

Total assets	$1,991,942	$2,014,702	$21,374	$(1,914,326)	$2,113,692

CURRENT LIABILITIES:
Accounts payable	$11,320	$17,656	$8,288	$--	$37,264
Current maturities of other long-term debt	20,185	--	3,763	--	23,948
Current portion of TV program rights payable	--	24,579	--	--	24,579
Accrued salaries and commissions	546	6,037	185	--	6,768
Accrued interest	7,647	--	--	(2,456)	5,191
Deferred revenue	--	18,351	--	--	18,351
Other	3,461	3,953	--	--	7,414

Total current liabilities	43,159	70,576	12,236	(2,456)	123,515
Long-term debt, net of current maturities	998,623	--	--	--	998,623
Other long-term debt, net of current maturities	41	181	22,856	(14,378)	8,700
TV program rights payable, net of current portion	--	28,512	--	--	28,512
Other noncurrent liabilities	11,051	3,514	709	--	15,274
Deferred income taxes	45,693	--	--	--	45,693

Total liabilities	1,098,567	102,783	35,801	(16,834)	1,220,317
SHAREHOLDER'S EQUITY:
Common stock	1,027,221	--	--	--	1,027,221
Additional paid-in capital	104,482	--	4,393	(4,393)	104,482
Subsidiary investment	--	1,564,586	19,925	(1,584,511)	--
Retained earnings/(accumulated deficit)	(222,441)	347,333	(23,960)	(323,373)	(222,441)
Accumulated other comprehensive loss	(15,887)	--	(14,785)	14,785	(15,887)

Total shareholder's equity	893,375	1,911,919	(14,427)	(1,897,492)	893,375

Total liabilities and shareholder's equity	$1,991,942	$2,014,702	$21,374	$(1,914,326)	$2,113,692

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of February 28, 2003
(Unaudited)

	Parent Company Only	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations and Consolidating Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,885	$5,844	$6,350	$--	$16,079
Accounts receivable, net	--	98,799	3,546	--	102,345
Prepaid expenses	2,016	13,462	118	--	15,596
Other	222	23,249	2,190	--	25,661

Total current assets	6,123	141,354	12,204	--	159,681
Property and equipment, net	35,874	186,004	1,552	--	223,430
Intangible assets, net	3,035	1,661,513	12,185	--	1,676,733
Investment in affiliates	1,874,882	--	--	(1,874,882)	--
Other assets, net	52,373	13,916	926	(18,175)	49,040

Total assets	$1,972,287	$2,002,787	$26,867	$(1,893,057)	$2,108,884

CURRENT LIABILITIES:
Accounts payable	$13,161	$18,530	$7,835	$--	$39,526
Current maturities of other long-term debt	9,976	--	7,151	(2,215)	14,912
Current portion of TV program rights payable	--	27,424	--	--	27,424
Accrued salaries and commissions	3,326	10,746	175	--	14,247
Accrued interest	13,844	--	--	(2,203)	11,641
Deferred revenue	--	15,805	--	--	15,805
Other	3,339	3,640	--	--	6,979

Total current liabilities	43,646	76,145	15,161	(4,418)	130,534
Long-term debt, net of current maturities	996,945	--	--	--	996,945
Other long-term debt, net of current maturities	41	2,412	24,391	(13,757)	13,087
TV program rights payable, net of current portion	--	32,044	--	--	32,044
Other noncurrent liabilities	13,167	3,898	721	--	17,786
Deferred income taxes	40,070	--	--	--	40,070

Total liabilities	1,093,869	114,499	40,273	(18,175)	1,230,466
SHAREHOLDER'S EQUITY:
Common stock	1,027,221	--	--	--	1,027,221
Additional paid-in capital	95,582	--	4,393	(4,393)	95,582
Subsidiary investment	--	1,564,173	20,249	(1,584,422)	--
Retained earnings/(accumulated deficit)	(227,026)	324,115	(23,068)	(301,047)	(227,026)
Accumulated other comprehensive loss	(17,359)	--	(14,980)	14,980	(17,359)

Total shareholder's equity	878,418	1,888,288	(13,406)	(1,874,882)	878,418

Total liabilities and shareholder's equity	$1,972,287	$2,002,787	$26,867	$(1,893,057)	$2,108,884

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Three Months Ended May 31, 2003
(Unaudited)

	Parent Company Only	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations and Consolidating Entries	Consolidated
Net revenues	$238	$139,494	$2,629		$142,361
Operating expenses:
Station operating expenses,
excluding noncash compensation	171	86,987	2,500	--	89,658
Corporate expenses, excluding
noncash compensation	5,763	--	--	--	5,763
Noncash compensation	1,391	5,672	--	--	7,063
Depreciation and amortization	1,510	9,330	512	--	11,352

Total operating expenses	8,835	101,989	3,012	--	113,836

Operating income (loss)	(8,597)	37,505	(383)	--	28,525

Other income (expense)
Interest expense	(16,007)	(38)	(460)	253	(16,252)
Loss from unconsolidated affiliates	(164)	--	--	--	(164)
Other income (expense), net	68	(19)	(49)	(12)	(12)

Total other income (expense)	(16,103)	(57)	(509)	241	(16,428)

Income (loss) before income taxes and
accounting change	(24,700)	37,448	(892)	241	12,097
Provision (benefit) for income taxes	(8,964)	14,230	--	--	5,266

	(15,736)	23,218	(892)	241	6,831
Equity in earnings (loss) of subsidiaries	22,567	--	--	(22,567)	--

Net income (loss)	$6,831	$23,218	$(892)	$(22,326)	$6,831

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Three Months Ended May 31, 2002
(Unaudited)

	Parent Company Only	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations and Consolidating Entries	Consolidated
Net revenues	$231	$134,385	$2,190		$136,806
Operating expenses:
Station operating expenses,
excluding noncash compensation	189	83,641	2,500	--	86,330
Corporate expenses, excluding
noncash compensation	5,133	--	--	--	5,133
Noncash compensation	612	4,743	--	--	5,355
Depreciation and amortization	1,146	8,895	718	--	10,759

Total operating expenses	7,080	97,279	3,218	--	107,577

Operating income (loss)	(6,849)	37,106	(1,028)	--	29,229

Other income (expense)
Interest expense	(21,909)	(61)	(645)	175	(22,440)
Loss from unconsolidated affiliates	(1,066)	--	--	(1,066)
Loss on debt extinguishment	(3,600)	--	--	--	(3,600)
Gain on sale of assets	--	8,933	--	--	8,933
Other income (expense), net	351	133	279	(116)	647

Total other income (expense)	(25,158)	7,939	(366)	59	(17,526)

Income (loss) before income taxes and
accounting change	(32,007)	45,045	(1,394)	59	11,703
Provision (benefit) for income taxes	(12,305)	17,117	--	--	4,812

Income (loss) before accounting change	(19,702)	27,928	(1,394)	59	6,891
Cumulative effect of accounting change,
net of tax	(167,400)	(167,400)	--	167,400	(167,400)
Equity in earnings (loss) of subsidiaries	26,593	--	--	(26,593)	--

Net income (loss)	$(160,509)	$(139,472)	$(1,394)	$140,866	$(160,509)

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended May 31, 2003
(Unaudited)

	Parent Company Only	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations and Consolidating Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,831	$23,218	$(892)	$(22,326)	$6,831
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities -
Depreciation and amortization	2,412	15,178	513	--	18,103
Provision for bad debts	--	920	--	--	920
Provision for deferred income taxes	5,266	--	--	--	5,266
Noncash compensation	1,391	5,672	--	--	7,063
Equity in earnings of subsidiaries	(22,567)	--	--	22,567	--
Other	253	54	(12)	(241)	54
Changes in assets and liabilities -
Accounts receivable	--	(7,669)	157	--	(7,512)
Prepaid expenses and other current assets	(121)	(2,105)	194	--	(2,032)
Other assets	2,884	(6,045)	4	--	(3,157)
Accounts payable and accrued liabilities	(9,121)	(5,583)	463	--	(14,241)
Deferred liabilities	--	2,546	--	--	2,546
Other liabilities	(165)	(10,717)	(1,547)	--	(12,429)

Net cash provided (used) by operating activities	(12,937)	15,469	(1,120)	--	1,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(117)	(2,840)	--	--	(2,957)
Cash paid for acquisitions	--	(11,656)	--	--	(11,656)
Deposits and other	(3,000)	--	--	--	(3,000)

Net cash used by investing activities	(3,117)	(14,496)	--	--	(17,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(14,112)	--	--	--	(14,112)
Proceeds from long-term debt	26,000	--	--	--	26,000
Intercompany and ECC	3,269	(1,985)	(3,643)	--	(2,359)
Debt related costs	--	--	--	--	--

Net cash provided (used) by financing activities	15,157	(1,985)	(3,643)	--	9,529

DECREASE IN CASH AND CASH EQUIVALENTS	(897)	(1,012)	(4,763)	--	(6,672)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,885	5,844	6,350	--	16,079

End of period	$2,988	$4,832	$1,587	$--	$9,407

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended May 31, 2002
(Unaudited)

	Parent Company Only	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations and Consolidating Entries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(160,509)	$(139,472)	$(1,394)	$140,866	$(160,509)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities -
Cumulative effect of accounting change	167,400	167,400	--	(167,400)	167,400
Depreciation and amortization	2,696	13,744	718	--	17,158
Provision for bad debts	--	990	--	--	990
Provision for deferred income taxes	4,812	--	--	--	4,812
Noncash compensation	612	4,743	--	--	5,355
Loss on debt extinguishment	3,600	--	--	--	3,600
Gain on sale of assets	--	(8,933)	--	--	(8,933)
Equity in earnings of subsidiaries	(26,593)	--	--	26,593	--
Other	59	19	--	(59)	19
Changes in assets and liabilities -
Accounts receivable	--	(8,141)	958	--	(7,183)
Prepaid expenses and other current assets	187	764	(78)	--	873
Other assets	1,356	(2,285)	197	--	(732)
Accounts payable and accrued liabilities	(2,408)	(6,070)	(246)	--	(8,724)
Deferred liabilities	--	227	--	--	227
Other liabilities	(2,668)	(6,635)	(5,478)	--	(14,781)

Net cash provided (used) by operating activities	(11,456)	16,351	(5,323)	--	(428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(734)	(3,713)	605	--	(3,842)
Proceeds from sale of assets	--	135,500	--	--	135,500
Deposits and other	(222)	--	--	--	(222)

Net cash provided (used) by investing activities	(956)	131,787	605	--	131,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(201,102)	--	--	--	(201,102)
Proceeds from long-term debt	6,000	--	--	--	6,000
Intercompany and ECC	264,671	(145,317)	3,745	--	123,099
Debt related costs	--	--	--	--	--

Net cash provided (used) by financing activities	69,569	(145,317)	3,745	--	(72,003)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	57,157	2,821	(973)	--	59,005
CASH AND CASH EQUIVALENTS:
Beginning of period	--	4,970	1,392	--	6,362

End of period	$57,157	$7,791	$419	$--	$65,367

Note 7. Regulatory and Other Matters

        We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s current ownership rules. On July 2, the FCC released its Report and Order and Notice of Proposed Rulemaking containing new local television ownership rules that we expect to become effective in the next 60-90 days. We are currently evaluating the Report and Order to explore our possibilities for retaining both stations, as well as the impact that the new regulations will have on our television business. At this point, we do not expect the Report and Order to have a material adverse effect on the Company.

        FCC regulations require most commercial television stations in the United States to be currently broadcasting in digital format. Thirteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. Two stations have received an extension that expires in December 2003. The other station, WBPG, is not subject to the usual DTV deadlines because it was not issued a second channel for DTV operation. Rather, WBPG will be required to convert to DTV operation by the conclusion of the DTV transition period. In addition, five of our satellite stations are not currently broadcasting in digital format. Four of these have received extensions that expire in August 2003 and one has an extension that expires in December 2003. We believe that the continued grant of extensions is appropriate because the delays are due to conditions largely beyond our control. However, no assurances can be given that further extensions will be granted. Based upon the FCC’s treatment of certain broadcasters who were not granted extensions to the original May 2002 deadline, we believe that the FCC will issue a formal admonishment to any broadcaster whose extension request is denied and may issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. We cannot predict the extent, if any, of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine.

        The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the Company.

Note 8. Subsequent Event

        Effective July 1, 2003, Emmis acquired, for a purchase price of $105.2 million, a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area. These six stations are KLBJ-AM, KLBJ-FM, KXMG-FM, KROX-FM, KGSR-FM and KEYI-FM. We financed the acquisition through borrowings under our credit facility and the acquisition will be accounted for as a purchase. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

        On June 6, 2003 EOC amended its credit facility to allow for the acquisition of the controlling interest in the Austin partnership, as described above. Specifically, the amendment increased the amount of Investments (as defined in the credit facility) that EOC could make to allow for the investment in the partnership. In addition to permitting the Austin acquisition, the amendment provided additional room under certain financial covenants applicable to the Revolver, Term A loan and Term B loan. More specifically, required decreases in senior leverage and total leverage ratios were delayed from November 30, 2003 to June 1, 2004.

        Effective June 5, 2003, Emmis sold its mobile television production company, Mira Mobile Television, to Shooters Production Services, Inc. for $3.9 million in cash, plus payments for working capital. Emmis received $3.3 million of the purchase price at closing and received a promissory note due October 31, 2005 for the remaining $0.6 million. Emmis had acquired this business in connection with the Lee acquisition in October 2000. The book value of the long-lived assets as of May 31, 2003 was $3.1 million and the operating performance of Mira Mobile was not material to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising and demand for different types of advertising media; our ability to service our outstanding debt; increased competition in our markets and the broadcasting industry; our ability to attract and secure programming, on-air talent, writers and photographers; inability to obtain necessary approvals for purchase or sale transactions or to complete the transactions; changes in the costs of programming; inability to grow through suitable acquisitions, including desired radio acquisitions; new or changing regulations of the Federal Communications Commission or other governmental agencies; competition from new or different technologies; war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

GENERAL

        The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”) and to Emmis Operating Company and its subsidiaries (collectively “EOC”). Unless otherwise noted, all disclosures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Form 10-Q apply to Emmis and EOC.

        The Company’s revenues are affected primarily by the advertising rates its entities charge. These rates are in large part based on the entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, the Company’s strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

        In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services which can be used by the station in its business operations. The Company generally confines the use of such trade transactions to promotional items or services for which the Company would otherwise have paid cash. In addition, it is the Company’s general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

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

      Allocations for Purchased Assets

        We typically engage an independent appraisal firm to value assets acquired in a material acquisition. We use the appraisal report to allocate the purchase price of the acquisition. To the extent that purchased assets are not allocated appropriately, depreciation and amortization expense could be materially different.

      Allowance for Doubtful Accounts

        Our allowance for doubtful accounts requires us to estimate losses resulting from our customers’ inability to make payments. We specifically review historical write-off activity by market, large customer concentrations, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances might be required.

Results of Operations for the Three Months Ended May 31, 2003 Compared to May 31, 2002

Net revenues:

        Radio net revenues for the three months ended May 31, 2003 increased $1.9 million, or 3.0%. Our reported results for the prior year included $1.2 million in net revenues from our Denver radio stations that we sold in May 2002. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate. For the quarter ended May 31, 2003, net revenues of our domestic radio stations were up 4.6% excluding the revenues from our Denver radio stations in the prior year, whereas net revenues of our domestic radio markets were up only 2.1%, based on Miller-Kaplan reports for the period. We were able to outperform the markets in which we operate due to higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage remained relatively unchanged year over year.

        Television net revenues for the three months ended May 31, 2003 increased $3.1 million, or 5.5%. Net political advertising revenues for the three months ended May 31, 2002 and 2003 were approximately $2.3 million and $1.0 million, respectively. Excluding net political advertising revenues, television net revenues would have increased $4.4 million, or 8.0%. This increase is due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements. Also, our commitment to training and developing local sales forces has enabled us to increase our share of local advertising revenues.

        Publishing revenues for the three months ended May 31, 2003 increased $0.5 million, or 3.2%. The national advertising environment is especially difficult for our publishing division. Our magazines have been able to overcome shortfalls in national advertising revenues by producing more custom publications and from an increase in special advertiser sections in our magazines.

        On a consolidated basis, net revenues for the three months ended May 31, 2003 increased $5.6 million, or 4.1% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation:

        Radio station operating expenses, excluding noncash compensation, increased $0.8 million, or 2.2% for the three months ended May 31, 2003. Our reported results for the prior year included $0.7 million in operating expenses for our Denver radio stations that we sold in May 2002. The increase relates to higher sales-related costs and higher insurance and health-related costs.

        Television station operating expenses, excluding noncash compensation, increased $1.4 million, or 3.9% for the three months ended May 31, 2003. This increase is principally due to higher programming costs and higher insurance and health-related costs.

        Publishing operating expenses, excluding noncash compensation, increased $1.1 million, or 7.3% for the three months ended May 31, 2003. As previously discussed, our publishing division has replaced lost national advertising revenues with revenues from custom publications and special advertiser sections, which are more expensive to produce due principally to editorial and production costs. Our publishing division also experienced higher insurance and health-related costs.

        On a consolidated basis, station operating expenses, excluding noncash compensation, for the three months ended May 31, 2003 increased $3.3 million, or 3.9%, due to the effect of the items described above.

Noncash compensation expenses:

        Noncash compensation expenses for the three months ended May 31, 2003 were $7.1 million compared to $5.4 million for the same period of the prior year, an increase of $1.7 million or 31.9%. In the three months ended May 31, 2003, $2.4 million, $2.4 million, $0.9 million and $1.4 million was attributable to our radio, television, publishing and corporate divisions, respectively. In the three months ended May 31, 2002, $2.4 million, $1.7 million, $0.7 million and $0.6 million was attributable to our radio, television, publishing and corporate divisions, respectively. Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches in our 401(k) plan, and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $4.4 million and $4.5 million for the three months ended May 31, 2002 and 2003, respectively. Effective March 1, 2003, Emmis discontinued its profit sharing plan, but doubled its 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. This resulted in approximately $1 million of additional noncash compensation expense in the three months ended May 31, 2003 over the same period in the prior year. The remaining increase of $0.7 million is primarily attributable to expense associated with restricted stock issued under employment agreements signed during the quarter.

Corporate expenses, excluding noncash compensation:

        Corporate expenses, excluding noncash compensation, for the three months ended May 31, 2003 were $5.8 million compared to $5.1 million for the same period of the prior year, an increase of $0.7 million or 12.3%. These costs increased due to higher insurance and health care costs, professional fees associated with evaluating new business opportunities, merit increases and funding for training and diversity initiatives.

Depreciation and amortization:

        Radio depreciation and amortization expense for the three months ended May 31, 2003 was $2.0 million compared to $2.1 million for the same period of the prior year, a decrease of $0.1 million or 5.7%. Although radio depreciation and amortization expense decreased slightly in our first fiscal quarter, we expect it to be higher for the remainder of the fiscal year as a result of the Austin radio acquisition, which closed in July 2003. Actual amounts will depend on the allocation of the purchase price based on the appraisal of the assets, which has not yet been finalized.

        Television depreciation and amortization expense for the three months ended May 31, 2003 was $7.7 million compared to $6.9 million for the same period of the prior year, an increase of $0.8 million or 10.4%. The increase was mainly attributable to depreciation of equipment purchased for the conversion of our analog equipment to digital equipment.

        Publishing depreciation and amortization expense for the three months ended May 31, 2003 was $0.2 million compared to $0.6 million for the same period of the prior year, a decrease of $0.4 million or 63.2%. The decrease was mainly attributable to certain intangible assets becoming fully amortized during fiscal 2003.

        Corporate depreciation and amortization expense for the three months ended May 31, 2003 was $1.5 million compared to $1.1 million for the same period of the prior year, an increase of $0.4 million or 31.8%. The increase was mainly attributable to higher depreciation expense related to computer equipment and software purchases over the past twelve months.

        On a consolidated basis, depreciation and amortization expense for the three months ended May 31, 2003 was $11.4 million compared to $10.8 million for the same period of the prior year, an increase of $0.6 million or 5.5%, due to the effect of the items described above.

Operating income:

        Radio operating income for the three months ended May 31, 2003 was $25.0 million compared to $23.8 million for the same period of the prior year, an increase of $1.2 million or 5.2%. This increase is attributable to higher net revenues, partially offset by higher station operating expenses, as discussed above.

        Television operating income for the three months ended May 31, 2003 was $12.0 million compared to $11.7 million for the same period of the prior year, an increase of $0.3 million or 2.2%. This increase was driven by higher net revenues, partially offset by higher station operating expenses, higher noncash compensation and higher depreciation and amortization expense, as discussed above.

        Publishing operating income for the three months ended May 31, 2003 was $0.2 million compared to $0.6 million for the same period of the prior year, a decrease of $0.4 million, or 72.2%. The decrease was primarily attributable to the shift in revenue mix, as discussed above.

        On a consolidated basis, operating income for the three months ended May 31, 2003 was $28.5 million compared to $29.2 million for the same period of the prior year, a decrease of $0.7 million or 2.4%. This decrease principally related to the changes in radio, television and publishing operating income and higher corporate expenses and higher noncash compensation expense, as discussed above.

Interest expense:

        With respect to Emmis, interest expense for the three months ended May 31, 2003 was $22.8 million compared to $29.9 million for the same period of the prior year, a decrease of $7.1 million or 23.9%. This decrease is attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, and repayments of amounts outstanding under our credit facility and our senior discount notes. The decreased interest rates reflected both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. A portion of the decrease in interest expense is attributable to the expiration of interest rate swap agreements originally entered into in fiscal 2001. These swaps, which began expiring in February 2003, had an original aggregate notional amount of $350.0 million and fixed LIBOR at a weighted-average 4.76%. As of May 31, 2003, outstanding swaps totaled $190.0 million and fixed LIBOR at a weighted-average 4.72%. These remaining contracts expire during the remainder of fiscal 2004. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to reduce amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. We reduced our total debt outstanding by $270.6 million during the year ended February 28, 2003. With respect to EOC, interest expense for the three months ended May 31, 2003 was $16.3 million compared to $22.4 million for the same period of the prior year, a decrease of $6.2 million or 27.6%. This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

Income before income taxes and accounting change:

        With respect to Emmis, income before income taxes and accounting change for the three months ended May 31, 2003 was $5.6 million compared to $4.2 million for the same period in the prior year, an increase of $1.4 million, or 32.5%. The increase is mainly attributable to better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million included in the prior year. With respect to EOC, income before income taxes and accounting change for the three months ended May 31, 2003 was $12.1 million compared to $11.7 million for the same period in the prior year, an increase of $0.4 million, or 3.4%. The increase is mainly attributable to better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million included in the prior year.

Net income (loss):

        With respect to Emmis, net income was $0.4 million for the three months ended May 31, 2003, compared to a net loss of $167.8 million in the prior year. The increase in net income is mainly attributable to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million included in the prior year, all net of tax. With respect to EOC, net income was $6.8 million for the three months ended May 31, 2003, compared to a net loss of $160.5 million in the prior year. The increase in net income is mainly attributable to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million included in the prior year, all net of tax.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital and debt service and, in the case of ECC, preferred stock dividend requirements. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.

        At May 31, 2003, we had cash and cash equivalents of $9.4 million and net working capital for Emmis and EOC of $37.3 million and $38.4 million, respectively. At February 28, 2003, we had cash and cash equivalents of $16.1 million and net working capital for Emmis and EOC of $28.0 million and $29.1 million, respectively. The increase in net working capital primarily relates to lower accrued interest, since semi-annual interest on our senior subordinated notes was paid in March 2003, and lower accrued salaries and commissions, since year-end bonuses were paid prior to May 31, 2003.

        Effective July 1, 2003, Emmis acquired, for a purchase price of $105.2 million, a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area. We financed the acquisition through borrowings under the credit facility.

         Operating Activities

        With respect to Emmis, net cash flows provided by operating activities were $1.4 million for the three months ended May 31, 2003 compared to $0.5 million for the same period of the prior year. With respect to EOC, net cash flows provided by operating activities were $1.4 million for the three months ended May 31, 2003 compared to net cash flows used in operating activities of $0.4 million for the same period of the prior year. The increase in cash flows provided by operating activities for the three months ended May 31, 2003 as compared to the same period in the prior year is due to our increase in net revenues less station operating expenses and corporate expenses, partially offset by year-end bonus payments and interest payments during the quarter. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

         Investing Activities

        Cash flows used in investing activities for both Emmis and EOC were $17.6 million for the three months ended May 31, 2003 compared to cash provided by investing activities of $131.4 million in the same period of the prior year. This decrease is primarily attributable to our purchase of a television station in the three months ended May 31, 2003 as opposed to our sale of radio stations in the three months ended May 31, 2002, partially offset by a reduction in capital expenditures in the three months ended May 31, 2003 over the same period in the prior year. Investment activities include capital expenditures and business acquisitions and dispositions.

        As discussed in Note 3 to the accompanying condensed consolidated financial statements, effective March 1, 2003, Emmis acquired substantially all of the assets of television station WBPG-TV in Mobile, AL – Pensacola, FL from Pegasus Communications Corporation for a cash purchase price of approximately $11.7 million, including transaction costs of $0.2 million. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase.

        Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the three month periods ended May 31, 2003 and 2002, we had capital expenditures of $3.0 million and $3.8 million, respectively. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $6 million in fiscal 2004 for the conversion to digital television. Although we expect that substantially all of our stations will broadcast a digital signal by the end of our fiscal 2004, we will incur approximately $8 million of additional costs, after fiscal 2004, to upgrade the digital signals of three of our local stations and four of our satellite stations. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

         Financing Activities

        Cash flows provided by financing activities for both Emmis and EOC were $9.5 million for the three months ended May 31, 2003. Cash flows used in financing activities for Emmis and EOC were $72.9 million and $72.0 million, respectively, for the same period of the prior year.

        In April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding borrowings under our credit facility. The remainder was invested, and in July 2002 distributed to ECC to redeem approximately 22.6% of ECC’s $370.0 million, face value, senior discount notes. As indicated in Investing Activities above, net proceeds of $135.5 million from the sale of two radio stations in Denver were also used to repay outstanding indebtedness under the credit facility during the three months ended May 31, 2002.

        As of May 31, 2003, EOC had $998.6 million of long-term corporate indebtedness outstanding under its credit facility ($698.6 million) and senior subordinated notes ($300.0 million), and an additional $8.7 million of other indebtedness. As of May 31, 2003, total indebtedness outstanding for Emmis included all of EOC’s indebtedness as well as $204.1 million of senior discount notes. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2003, our weighted average borrowing rate under our credit facility was approximately 4.5% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 6.7%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 5.6%.

        The debt service requirements of EOC over the next twelve month period (net of interest under our credit facility) are expected to be $44.6 million. This amount is comprised of $24.4 million for interest under our senior subordinated notes and $20.2 million for repayment of term notes under our credit facility. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

        At July 2, 2003, after giving effect to our purchase of a controlling interest in a partnership that owns six Austin radio stations, we had $120.0 million available under our credit facility, less $1.8 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis will have the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

        Emmis has explored the possibility of separating its radio and television businesses into two publicly traded companies. However, in the current operating environment, Emmis does not intend to effectuate the separation absent a significant acquisition of either radio or television properties.

Intangibles

        At May 31, 2003, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncements

        On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, we had recorded an extraordinary loss of $2.2 million, net of tax, in the prior year in connection with a debt extinguishment. Accordingly, we retroactively reclassified the loss of $3.6 million to include it in income from continuing operations.

        On March 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45‘s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45‘s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 for its fiscal 2003 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position or results of operations.

Regulatory and Other Matters

        We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s current ownership rules. On July 2, the FCC released its Report and Order and Notice of Proposed Rulemaking containing new local television ownership rules that we expect to become effective in the next 60-90 days. We are currently evaluating the Report and Order to explore our possibilities for retaining both stations, as well as the impact that the new regulations will have on our television business. At this point, we do not expect the Report and Order to have a material adverse effect on the Company.

        FCC regulations require most commercial television stations in the United States to be currently broadcasting in digital format. Thirteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. Two stations have received an extension that expires in December 2003. The other station, WBPG, is not subject to the usual DTV deadlines because it was not issued a second channel for DTV operation. Rather, WBPG will be required to convert to DTV operation by the conclusion of the DTV transition period. In addition, five of our satellite stations are not currently broadcasting in digital format. Four of these have received extensions that expire in August 2003 and one has an extension that expires in December 2003. We believe that the continued grant of extensions is appropriate because the delays are due to conditions largely beyond our control. However, no assurances can be given that further extensions will be granted. Based upon the FCC’s treatment of certain broadcasters who were not granted extensions to the original May 2002 deadline, we believe that the FCC will issue a formal admonishment to any broadcaster whose extension request is denied and may issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. We cannot predict the extent, if any, of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine.

Quantitative and Qualitative Disclosures About Market Risk

        Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Discussion regarding these items is included in management’s discussion and analysis of financial condition and results of operations.

Item 4. Controls and Procedures

Quarterly Evaluation of the Companies’ Disclosure Controls

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO and CFO Certifications

Immediately following the Signatures section of this Quarterly Report, there are two separate forms of “Certifications” of the CEO and the CFO for each of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries. The first form of Certification (the “Rule 13a-14 Certification”) is required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). This Controls and Procedures section of the Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s internal controls, and whether the Company had identified any acts of fraud involving personnel with a significant role in the Company’s internal controls. This information was important both for the Controls Evaluation generally, and because items 5 and 6 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and our independent auditors, and report on related matters in this section of the Quarterly Report. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

From the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusion

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 12.5% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

3.3	Articles of Incorporation of Emmis Operating Company, incorporated by reference from Exhibit 3.4 to the Company's Form S-3/A File No. 333-62172 filed on June 21, 2001.

3.4	Bylaws of Emmis Operating Company, incorporated by reference from Exhibit 3.5 to the Company's Form S-3/A File No. 333-62172 filed on June 21, 2001.

10.1	Fifth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement.

10.2	Agreement for Purchase of Limited Partner and Member Interests, dated as of March 3, 2003, by and between Emmis Operating Company and Sinclair Telecable, Inc.

10.3	Amended and Restated Agreement of Limited Partnership, dated as of July 1, 2003, for Emmis Austin Radio Broadcasting Company, L.P.

10.4	Amended and Restated Regulations, dated as of July 1, 2003, for Radio Austin Management, L.L.C.

10.5	Employment Agreement, dated as of March 1, 2003, by and between Emmis Operating Company and Randall D. Bongarten.

15	Letter re: unaudited interim financial information.

99.1	Certification of CEO of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of CEO of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of CFO of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 5, 2003, the Company filed a Form 8-K to update investors on the status of its previously announced intentions to separate its radio and television businesses.

On April 15, 2003, the Company included on Form 8-K its press release announcing its financial results for the three and twelve months ended February 28, 2002 and 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 15, 2003	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jeffrey H. Smulyan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Emmis Communications Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President, Treasurer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS OPERATING COMPANY

Date: July 15, 2003	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jeffrey H. Smulyan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Emmis Operating Company;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

/s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President, Treasurer and Chief Financial Officer