Form 10-Q
period 2003-08-31
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2003-10-15
CIK 783005, 1141732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

EMMIS COMMUNICATIONS CORPORATION Exact name of registrant as specified in its charter)	EMMIS OPERATING COMPANY (Exact name of registrant as specified in its charter)
INDIANA (State of incorporation or organization)	INDIANA (State of incorporation or organization)
0-23264 (Commission file number)	333-62172-13 (Commission file number)
35-1542018 (I.R.S. Employer Identification No.)	35-2141064 (I.R.S. Employer Identification No.)
ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)	ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)
(317) 266-0100 (Registrant's Telephone Number, Including Area Code)	(317) 266-0100 (Registrant's Telephone Number, Including Area Code)

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

Yes  ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes  ☒      No ☐

        The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 1, 2003, was:

49,686,001	Shares of Class A Common Stock, $.01 Par Value
5,030,002	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

        Emmis Operating Company had 1,000 shares of common stock outstanding as of October 1, 2003 and all of these shares are owned by Emmis Communications Corporation.

INDEX

Page

INDEPENDENT ACCOUNTANTS' REVIEW REPORT...................................................................  4

PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements.......................................................................  5

       Emmis Communications Corporation and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2002 and 2003............................................  5

           Condensed Consolidated Balance Sheets
                as of February 28, 2003 and August 31, 2003..............................................  7

           Condensed Consolidated Statements of Cash Flows
                for the six months ended August 31, 2002 and 2003........................................  9

       Emmis Operating Company and Subsidiaries:

           Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2002 and 2003...........................................  11

           Condensed Consolidated Balance Sheets
                as of February 28, 2003 and August 31, 2003.............................................  12

           Condensed Consolidated Statements of Cash Flows
                for the six months ended August 31, 2002 and 2003.......................................  14

       Notes to Condensed Consolidated Financial Statements.............................................  16

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........................................  37

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk.......................................................................  48

     Item 4.  Controls and Procedures...................................................................  48

PART II  - OTHER INFORMATION

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and ShareholdersEmmis
Communications Corporation and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of August 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended August 31, 2003 and 2002. We have also reviewed the accompanying condensed consolidated balance sheet of Emmis Operating Company (a wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of August 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Emmis Communications Corporation and Subsidiaries as of February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. We have also audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheet of Emmis Operating Company and Subsidiaries as of February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. In our report dated April 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries as of February 28, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it was derived.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana September 25, 2003

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2002	2003	2002	2003
GROSS REVENUES	$162,708	$178,384	$322,206	$342,769
LESS: AGENCY COMMISSIONS	19,486	22,675	42,178	44,699

NET REVENUES	143,222	155,709	280,028	298,070
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	85,965	95,622	172,295	185,280
Corporate expenses, excluding noncash compensation	5,046	5,861	10,179	11,624
Noncash compensation	5,775	5,408	11,130	12,471
Depreciation and amortization	10,593	11,607	21,352	22,959

Total operating expenses	107,379	118,498	214,956	232,334

OPERATING INCOME	35,843	37,211	65,072	65,736

OTHER INCOME (EXPENSE):
Interest expense	(26,196)	(21,156)	(56,143)	(43,944)
Loss from unconsolidated affiliates	(3,014)	(175)	(4,080)	(339)
Loss on debt extinguishment	(9,906)	--	(13,506)	--
Gain on sale of assets	--	957	8,933	957
Minority interest income (expense)	37	(801)	96	(789)
Other income (expense), net	573	309	1,161	285

Total other income (expense)	(38,506)	(20,866)	(63,539)	(43,830)

INCOME (LOSS) BEFORE INCOME TAXES AND
ACCOUNTING CHANGE	(2,663)	16,345	1,533	21,906
PROVISION FOR INCOME TAXES	1,893	6,591	4,263	9,550

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(4,556)	9,754	(2,730)	12,356
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES OF $102,600 IN 2002	--	--	(167,400)	--

NET INCOME (LOSS)	(4,556)	9,754	(170,130)	12,356
PREFERRED STOCK DIVIDENDS	2,246	2,246	4,492	4,492

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,802)	$7,508	$(174,622)	$7,864

See independent accountants’ review report and accompanying notes.

        In the three months ended August 31, 2002 and 2003, $4.8 million and $4.3 million, respectively of our noncash compensation was attributable to our stations, while $1.0 million and $1.1 million, respectively was attributable to corporate. In the six months ended August 31, 2002 and 2003, $9.5 million and $10.0 million, respectively of our noncash compensation was attributable to our stations, while $1.6 million and $2.5 million, respectively was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2002	2003	2002	2003
Basic net income (loss) available to common shareholders:
Before accounting change	$(0.13)	$0.14	$(0.14)	$0.14
Cumulative effect of accounting change, net of tax	--	--	(3.35)	--

Net income (loss) available to common shareholders	$(0.13)	$0.14	$(3.49)	$0.14

Basic weighted average common shares outstanding	53,083	54,260	50,007	54,449
Diluted net income (loss) available to common shareholders:
Before accounting change	$(0.13)	$0.14	$(0.14)	$0.14
Cumulative effect of accounting change, net of tax	--	--	(3.35)	--

Net income (loss) available to common shareholders	$(0.13)	$0.14	$(3.49)	$0.14

Diluted weighted average common shares outstanding	53,083	54,546	50,007	54,823

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	August 31,
	2003	2003
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,079	$ 14,096
Accounts receivable, net	102,345	119,008
Prepaid expenses	15,596	19,282
Other	25,661	16,878

Total current assets	159,681	169,264
PROPERTY AND EQUIPMENT, NET	223,430	217,654
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,508,886	1,620,154
Goodwill	138,986	162,805
Other intangibles, net	28,861	42,518

Total intangible assets	1,676,733	1,825,477
OTHER ASSETS, NET	56,569	52,862

Total assets	$2,116,413	$2,265,257

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	August 31,
	2003	2003
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$39,526	$30,855
Current maturities of long-term debt	14,912	30,436
Current portion of TV program rights payable	27,424	21,074
Accrued salaries and commissions	14,247	10,856
Accrued interest	11,641	12,302
Deferred revenue	15,805	16,050
Other	8,102	8,405

Total current liabilities	131,657	129,978
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,194,789	1,274,834
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	13,087	9,660
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	25,435
MINORITY INTEREST	721	48,705
OTHER NONCURRENT LIABILITIES	17,065	13,243
DEFERRED INCOME TAXES	22,345	32,855

Total liabilities	1,411,708	1,534,710

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value;
$50.00 liquidation value; authorized 10,000,000 shares; issued and
outstanding 2,875,000 shares at February 28, 2003 and August 31, 2003	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares;
issued and outstanding 48,874,017 shares at February 28, 2003
and 49,556,126 shares at August 31, 2003	489	496
Class B common stock, $.01 par value; authorized 30,000,000 shares;
issued and outstanding 5,011,348 shares at February 28, 2003
and 5,030,002 shares at August 31, 2003	50	50
Additional paid-in capital	990,770	1,005,242
Accumulated deficit	(269,274)	(261,410)
Accumulated other comprehensive loss	(17,359)	(13,860)

Total shareholders' equity	704,705	730,547

Total liabilities and shareholders' equity	$2,116,413	$2,265,257

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(170,130)	$12,356
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
Cumulative effect of accounting change	167,400	--
Depreciation and amortization	32,580	36,398
Accretion of interest on senior discount notes,
including amortization of related debt costs	13,885	13,052
Provision for bad debts	2,179	1,708
Provision for deferred income taxes	4,263	9,550
Noncash compensation	11,130	12,471
Loss on debt extinguishment	13,506	--
Gain on sale of assets	(8,933)	(957)
Other	(7,486)	(69)
Changes in assets and liabilities -
Accounts receivable	(14,477)	(14,371)
Prepaid expenses and other current assets	4,134	4,369
Other assets	487	(6,713)
Accounts payable and accrued liabilities	4,182	(8,634)
Deferred revenue	(422)	199
Other liabilities	(16,775)	(19,543)

Net cash provided by operating activities	35,523	39,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,186)	(8,762)
Cash paid for acquisitions	--	(118,097)
Proceeds from sale of assets, net	135,500	3,650
Deposits and other	(1,025)	(1,399)

Net cash provided by (used in) investing activities	122,289	(124,608)

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(269,525)	(40,112)
Proceeds from long-term debt	6,000	128,000
Proceeds from issuance of the Company's Class A common
stock, net of transaction costs	120,272	--
Proceeds from exercise of stock options	4,658	703
Preferred stock dividends paid	(4,492)	(4,492)
Premium paid to redeem senior discount notes	(6,678)	--
Purchase of the Company's Class A common stock	--	(644)
Debt related costs	(2,754)	(646)

Net cash provided by (used in) financing activities	(152,519)	82,809

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,293	(1,983)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079

End of period	$11,655	$14,096

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$39,455	$30,114
Income taxes	630	760
Non-cash financing transactions-
Value of stock issued to employees under stock swap program
and to satisfied accrued incentives	12,304	13,769
ACQUISITION OF WBPG-TV:
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

ACQUISITION OF AUSTIN RADIO:
Fair value of assets acquired		$154,830
Cash paid		106,441

Liabilities recorded		$48,389

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2002	2003	2002	2003
GROSS REVENUES	$162,708	$178,384	$322,206	$342,769
LESS: AGENCY COMMISSIONS	19,486	22,675	42,178	44,699

NET REVENUES	143,222	155,709	280,028	298,070
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	85,965	95,622	172,295	185,280
Corporate expenses, excluding noncash compensation	5,046	5,861	10,179	11,624
Noncash compensation	5,775	5,408	11,130	12,471
Depreciation and amortization	10,593	11,607	21,352	22,959

Total operating expenses	107,379	118,498	214,956	232,334

OPERATING INCOME	35,843	37,211	65,072	65,736

OTHER INCOME (EXPENSE):
Interest expense	(19,818)	(14,641)	(42,258)	(30,893)
Loss from unconsolidated affiliates	(3,014)	(175)	(4,080)	(339)
Loss on debt extinguishment	(844)	--	(4,444)	--
Gain on sale of assets	--	957	8,933	957
Minority interest income (expense)	37	(801)	96	(789)
Other income (expense), net	575	309	1,163	285

Total other income (expense)	(23,064)	(14,351)	(40,590)	(30,779)

INCOME BEFORE INCOME TAXES
AND ACCOUNTING CHANGE	12,779	22,860	24,482	34,957
PROVISION FOR INCOME TAXES	4,793	8,891	9,605	14,157

INCOME BEFORE ACCOUNTING CHANGE	7,986	13,969	14,877	20,800
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF TAXES OF $102,600 IN 2002	--	--	(167,400)	--

NET INCOME (LOSS)	$7,986	$13,969	$(152,523)	$20,800

See independent accountants’ review report and accompanying notes.

        In the three months ended August 31, 2002 and 2003, $4.8 million and $4.3 million, respectively of our noncash compensation was attributable to our stations, while $1.0 million and $1.1 million, respectively was attributable to corporate. In the six months ended August 31, 2002 and 2003, $9.5 million and $10.0 million, respectively of our noncash compensation was attributable to our stations, while $1.6 million and $2.5 million, respectively was attributable to corporate.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	February 28,	August 31,
	2003	2003
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$14,096
Accounts receivable, net	102,345	119,008
Prepaid expenses	15,596	19,282
Other	25,661	16,878

Total current assets	159,681	169,264
PROPERTY AND EQUIPMENT, NET	223,430	217,654
INTANGIBLE ASSETS (NOTE 2):
Indefinite-lived intangibles	1,508,886	1,620,154
Goodwill	138,986	162,805
Other intangibles, net	28,861	42,518

Total intangible assets	1,676,733	1,825,477
OTHER ASSETS, NET	49,040	45,808

Total assets	$2,108,884	$2,258,203

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands, except share data)

	February 28, 2003 (Note 1)	August 31, 2003 (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$39,526	$30,855
Current maturities of long-term debt	14,912	30,436
Current portion of TV program rights payable	27,424	21,074
Accrued salaries and commissions	14,247	10,856
Accrued interest	11,641	12,302
Deferred revenue	15,805	16,050
Other	6,979	7,282

Total current liabilities	130,534	128,855
LONG-TERM DEBT, NET OF CURRENT MATURITIES	996,945	1,064,414
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	13,087	9,660
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	25,435
MINORITY INTEREST	721	48,705
OTHER NONCURRENT LIABILITIES	17,065	13,243
DEFERRED INCOME TAXES	40,070	55,187

Total liabilities	1,230,466	1,345,499

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
Common stock, no par value; authorized , issued and outstanding
1,000 shares at February 28, 2003 and August 31, 2003	1,027,221	1,027,221
Additional paid-in capital	95,582	110,061
Accumulated deficit	(227,026)	(210,718)
Accumulated other comprehensive loss	(17,359)	(13,860)

Total shareholder's equity	878,418	912,704

Total liabilities and shareholder's equity	$2,108,884	$2,258,203

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(152,523)	$20,800
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities -
Cumulative effect of accounting change	167,400	--
Depreciation and amortization	32,580	36,398
Provision for bad debts	2,179	1,708
Provision for deferred income taxes	9,605	14,157
Noncash compensation	11,130	12,471
Loss on debt extinguishment	4,444	--
Gain on sale of assets	(8,933)	(957)
Other	(8,406)	(69)
Changes in assets and liabilities -
Accounts receivable	(14,477)	(14,371)
Prepaid expenses and other current assets	4,134	4,369
Other assets	486	(6,713)
Accounts payable and accrued liabilities	4,182	(8,634)
Deferred revenue	(422)	199
Other liabilities	(16,775)	(19,542)

Net cash provided by (used in) operating activities	34,604	39,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,186)	(8,762)
Cash paid for acquisitions	--	(118,097)
Proceeds from sale of assets, net	135,500	3,650
Deposits and other	(1,025)	(1,399)

Net cash provided by (used in) investing activities	122,289	(124,608)

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2002	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(216,102	(40,112)
Proceeds from long-term debt	6,000	128,000
Distributions to parent	(2,246)	(4,492)
Contributions from parent and other	63,502	59
Debt related costs	(2,754)	(646)

Net cash provided by (used in) financing activities	(151,600)	82,809

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,293	(1,983)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079

End of period	$11,655	$14,096

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$39,455	$30,114
Income taxes	630	760
Non-cash financing transactions-
Value of stock issued to employees under stock swap program
and to satisfied accrued incentives	12,304	13,769
ACQUISITION OF WBPG-TV:
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

ACQUISITION OF AUSTIN RADIO:
Fair value of assets acquired		$154,830
Cash paid		106,441

Liabilities recorded		$48,389

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2003

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

        In the opinion of Emmis and EOC, respectively, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis and EOC at August 31, 2003 and the results of their operations for the three and six months ended August 31, 2002 and 2003 and their cash flows for the six months ended August 31, 2002 and 2003.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$(6,802)	$7,508	$(174,622)	$7,864
Plus: Reported stock-based employee
compensation costs, net of tax	3,581	3,353	6,901	7,732
Less: Stock-based employee compensation
costs, net of tax, if fair value method had
been applied to all awards	5,142	5,807	10,022	12,639

Pro Forma	$(8,363)	$5,054	$(177,743)	$2,957

Basic EPS:
As Reported	$(0.13)	$0.14	$(3.49)	$0.14
Pro Forma	$(0.16)	$0.09	$(3.55)	$0.05
Diluted EPS:
As Reported	$(0.13)	$0.14	$(3.49)	$0.14
Pro Forma	$(0.16)	$0.09	$(3.55)	$0.05

        The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for options vesting in 2002 and 2003:

	Three Months Ended August 31,		Six Months Ended August 31,
	2002	2003	2002	2003
Risk-Free Interest Rate:	3.6% - 5.4%	3.6% - 5.4%	3.6% - 5.4%	3.6% - 5.4%
Expected Dividend Yield:	0	0	0	0
Expected Life (Years):	8.3 - 8.6	8.3 - 8.6	8.3 - 8.6	8.3 - 8.6
Expected Volatility:	57.7% - 58.4%	57.7% - 58.4%	57.7% - 58.4%	57.7% - 58.4%

Advertising Costs

        The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had an immaterial amount and $1.1 million of these costs deferred as of August 31, 2002 and 2003, respectively.

Basic and Diluted Net Income Per Common Share

     Emmis

        Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2002 and 2003 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three and six months ended August 31, 2002 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 3.8 million and 4.0 million shares for the three and six months ended August 31, 2002, respectively. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three and six months ended August 31, 2003 as the effect of its conversion to common stock of 3.7 million shares would be antidilutive.

     EOC

        Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

Cost Method Investments

        Each quarter, the Company assesses impairment on its cost method investments. During the quarter ended August 31, 2003, Emmis reduced the carrying value of one of its cost method investments from $1.0 million to zero as the decline in the value of the investment, as determined by management, was deemed to be other than temporary. This expense is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements

        On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, ECC had recorded an extraordinary loss of $8.8 million, net of tax, and $11.1 million, net of tax, in the three and six months ended August 31, 2002, respectively, and EOC had recorded an extraordinary loss of $0.5 million, net of tax, and $2.9 million, net of tax, in the three and six months ended August 31, 2002, respectively, in connection with debt extinguishments. Accordingly, we retroactively reclassified the losses of $9.9 million and $13.5 million, respectively, for ECC and $0.8 million and $4.4 million, respectively, for EOC to include them in income from continuing operations.

        On March 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45‘s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45‘s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 for its fiscal 2003 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position, results of operations or applicable disclosures.

        On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its quarterly report for the period ending November 30, 2003. The Company is currently evaluating the impact, if any, of this pronouncement on its future consolidated results of operations and consolidated balance sheets.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150”). SFAS No. 150 requires financial instruments within its scope to be classified as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. SFAS 150 is effective for our quarter ended November 30, 2003. The Company is currently evaluating the impact, if any, of this pronouncement on its future consolidated results of operations and consolidated balance sheets.

Note 2. Intangible Assets and Goodwill

     Indefinite-lived Intangibles

        Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but are tested for impairment at least annually. As of August 31, 2003 and February 28, 2003, the carrying amounts of the Company’s FCC licenses were $1,620.2 million and $1,508.9 million, respectively. The increase is attributable to the acquisitions discussed in Note 4.

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

     Goodwill

        Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the quarter ended May 31, 2002. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the three months ended May 31, 2002. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company’s approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002. As of August 31, 2003 and February 28, 2003, the carrying amount of the Company’s goodwill was $162.8 million and $139.0 million, respectively. The increase is attributable to the acquisitions discussed in Note 4. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

     Definite-lived intangibles

        The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2003 and August 31, 2003:

	February 28, 2003			August 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	$23,178	$10,993	$12,185	$23,564	$11,945	$11,619
Subscription Lists	12,189	12,176	13	12,189	12,176	13
Lease Rights	11,502	695	10,807	11,890	847	11,043
Customer Lists	7,371	4,336	3,035	22,219	6,073	16,146
Non-Compete Agreements	5,738	5,601	137	5,738	5,621	117
Other	4,211	1,527	2,684	5,548	1,968	3,580

TOTAL	$64,189	$35,328	$28,861	$81,148	$38,630	$42,518

        Total amortization expense from definite-lived intangibles for the three months ended August 31, 2002 and 2003 was $1.7 million and $1.5 million, respectively. Total amortization expense from definite-lived intangibles for the six months ended August 31, 2002 and 2003 was $3.6 million and $3.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of August 31, 2003:

FISCAL YEAR ENDED FEBRUARY 28 (29),
2004	$6,764
2005	5,693
2006	5,252
2007	5,050
2008	4,842

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

Asset Description	Amount	Asset Lives
Accounts Receivable	$154	Less than one year
Prepaids	35	Less than one year
Broadcasting equipment	2,458	5 to 7 years
Office equipment	97	5 to 7 years
Vehicles	42	5 to 7 years

Total tangible assets	2,597

Customer list	229	3 years
Affiliation agreement	559	3.5 years
FCC license (Indefinite-lived intangible)	7,971	Non-amortizing
Goodwill	150	Non-amortizing

Total intangible assets	8,909

Programming acquired	159
Less: Programming liabilities assumed	(198)

Total purchase price	$11,656

Sale of Mira Mobile

        Effective June 5, 2003, Emmis sold its mobile television production company, Mira Mobile Television, to Shooters Production Services, Inc. for $3.9 million in cash, plus payments for working capital. Emmis received $3.3 million of the purchase price at closing and received a promissory note due October 31, 2005 for the remaining $0.6 million. Emmis had acquired this business in connection with the Lee acquisition in October 2000. The book value of the long-lived assets as of May 31, 2003 was $3.1 million and the operating performance of Mira Mobile was not material to the Company. Emmis recorded a gain on the sale of these assets of approximately $0.9 million in the accompanying condensed consolidated statements of operations.

Credit Facility Amendment

        On June 6, 2003, EOC amended its credit facility to allow for the acquisition of the controlling interest in the Austin partnership, as described below. Specifically, the amendment increased the amount of Investments (as defined in the credit facility) that EOC could make to allow for the investment in the partnership. In addition to permitting the Austin acquisition, the amendment provided additional room under certain financial covenants applicable to the Revolver, Term A loan and Term B loan. More specifically, required decreases in senior leverage and total leverage ratios were delayed from November 30, 2003 to June 1, 2004.

Austin Radio Acquisition

        On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.4 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM, (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $23.6 million of goodwill, all of which is deductible for income tax purposes. In addition, Emmis has the option, but not the obligation, to purchase its 49.9% partner’s entire interest in the partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

        For this transaction, the aggregate purchase price, including transaction costs of $1.0 million, was allocated as follows based upon a preliminary appraisal. Material changes to the purchase price allocation are not expected.

Asset Description	Amount	Asset Lives
Accounts receivable	$4,893	Less than one year
Other current assets	85	Less than one year
Land and buildings	757	31.5 years for buildings
Broadcasting equipment	4,031	5 to 7 years
Office equipment	568	5 to 7 years
Vehicles	117	5 to 7 years
Other	176	Various

Total tangible assets	5,649

Customer list	14,619	5 years
Talent contract	456	3.5 years
Lease rights	389	5 to 9 years
Affiliation agreement	189	15 years
FCC license (Indefinite-lived intangible)	103,291	Non-amortizing
Goodwill	23,647	Non-amortizing

Total intangible assets	142,591

Investment and other long-term assets	1,612
Less: minority interest	(47,894)
Less: current liabilities	(495)

Total purchase price	$106,441

Note 4. Pro Forma Financial Information

     Emmis

        Unaudited pro forma summary information is presented below for the three and six months ended August 31, 2002 and 2003, assuming the following events all had occurred on the first day of the pro forma periods presented below: (a) the acquisition (and related borrowings) of (i) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 and (ii) WBPG-TV in March 2003 and (b) the disposition (and related debt repayment) of (i) KALC-FM and KXPK-FM in May 2002 and (ii) Mira Mobile, a mobile television production company, in June 2003.

        Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transactions indicated above had been consummated at the beginning of the periods presented, and is not intended to be a projection of future results.

                                                            Three Months                       Six Months
                                                         Ended August 31,                   Ended August 31,
                                                       2002            2003               2002            2003
                                                   --------------  -------------      --------------  -------------
                                                    (Pro Forma)                        (Pro Forma)
                                                    (In thousands, except per share data)

Net revenues                                           $ 148,436      $ 158,159           $ 289,757      $ 305,790
                                                   ==============  =============      ==============  =============

Net income before accounting change                     $ (4,439)      $ 10,141            $ (2,071)      $ 14,454
                                                   ==============  =============      ==============  =============
Net income (loss) available to common
  shareholders before accounting
  change                                                $ (6,685)       $ 7,895            $ (6,563)       $ 9,962
                                                   ==============  =============      ==============  =============

Net income (loss) per share available to
  common shareholders before accounting
  change:

  Basic                                                  $ (0.13)        $ 0.15             $ (0.13)        $ 0.18
                                                   ==============  =============      ==============  =============
  Diluted                                                $ (0.13)        $ 0.14             $ (0.13)        $ 0.18
                                                   ==============  =============      ==============  =============

Weighted average shares outstanding:

  Basic                                                   53,083         54,260              50,007         54,449
  Diluted                                                 53,083         54,546              50,007         54,823

        The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to the Austin acquisition in the three and six months ended August 31, 2003.

     EOC

        Unaudited pro forma summary information is presented below for the three and six months ended August 31, 2002 and 2003, assuming the following events all had occurred on the first day of the pro forma periods presented below: (a) the acquisition (and related borrowings) of (i) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 and (ii) WBPG-TV in March 2003 and (b) the disposition (and related debt repayment) of (i) KALC-FM and KXPK-FM in May 2002 and (ii) Mira Mobile, a mobile television production company, in June 2003.

        Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transactions indicated above had been consummated at the beginning of the periods presented, and is not intended to be a projection of future results.

                                                          Three Months                        Six Months
                                                         Ended August 31,                   Ended August 31,
                                                       2002            2003               2002            2003
                                                   --------------  -------------      --------------  -------------
                                                            (Pro Forma)                        (Pro Forma)
                                                                (In thousands, except per share data)

Net revenues                                           $ 148,436      $ 158,159           $ 289,757      $ 305,790
                                                   ==============  =============      ==============  =============

Net income before accounting change                    $   8,103      $  14,356           $  15,536      $  22,898
                                                   ==============  =============      ==============  =============

        The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to the Austin acquisition in the three and six months ended August 31, 2003.

Note 5. Comprehensive Income (Loss)

     Emmis

        Comprehensive income (loss) was comprised of the following for the three and six month periods ended August 31, 2002 and 2003:

                                                           Three Months                   Six Months
                                                         Ended August 31,               Ended August 31,
                                                       2002            2003           2002            2003
                                                   --------------  -------------  -------------   -------------
Net income (loss)                                     $  (4,556)      $   9,754    $ (170,130)       $  12,356
Translation adjustment
                                                         (3,371)          1,250        (8,519)           1,623
Change in fair value of derivative
    instruments, net of associated tax benefit
                                                               -            776           (33)           1,875
                                                   --------------  -------------  -------------   -------------

Total comprehensive income (loss)                     $  (7,927)      $  11,780    $ (178,682)       $  15,854
                                                   ==============  =============  =============   =============

The majority of the translation adjustment for the three and six months ended August 31, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

     EOC

        Comprehensive income (loss) was comprised of the following for the three and six month periods ended August 31, 2002 and 2003:

                                                            Three Months                     Six Months
                                                           Ended August 31,                Ended August 31,
                                                         2002            2003            2002            2003
                                                     --------------  -------------   -------------   -------------
Net income (loss)                                        $   7,986      $  13,969     $ (152,523)       $  20,800
Translation adjustment
                                                           (3,371)          1,250         (8,519)           1,623
Change in fair value of derivative
     instruments, net of associated tax benefit
                                                                 -            776            (33)           1,875
                                                     --------------  -------------   -------------   -------------

Total comprehensive income (loss)                        $   4,615      $  15,995     $ (161,075)       $  24,298
                                                     ==============  =============   =============   =============

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

        The Company’s segments operate primarily in the United States with one radio station located in Hungary and two radio stations located in Argentina. Total revenues of the radio station in Hungary for the three months ended August 31, 2002 and 2003 were $2.7 million and $3.5 million, respectively, and $4.4 million and $5.3 million for the six months ended August 31, 2002 and 2003, respectively. The carrying value of long lived assets of this radio station as of August 31, 2002 and 2003 was $6.4 million and $8.9 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the three months ended August 31, 2002 and 2003 were $0.4 million and $1.1 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the six months ended August 31, 2002 and 2003 were $0.9 million and $1.9 million, respectively. The carrying value of long lived assets of these radio stations as of August 31, 2002 and 2003 was $4.7 million and $5.2 million, respectively.

        The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2003 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

        Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended                                                               Publishing
August 31, 2003                                   Radio         Television        and Other        Corporate      Consolidated
--------------------------------------------  --------------- ---------------- ---------------- ---------------- ----------------
                                               (Unaudited)

Net revenues                                        $ 81,159         $ 56,052         $ 18,498              $ -        $ 155,709
Station operating expenses,
   excluding noncash compensation                     43,511           35,769           16,342                -           95,622
Corporate expenes, excluding
   noncash compensation                                    -                -                -            5,861            5,861
Noncash compensation                                   1,949            1,733              609            1,117            5,408
Depreciation and amortization                          2,414            7,468              221            1,504           11,607
                                              --------------- ---------------- ---------------- ---------------- ----------------
Operating income (loss)                             $ 33,285         $ 11,082          $ 1,326         $ (8,482)        $ 37,211
                                              =============== ================ ================ ================ ================
Total assets                                     $ 1,061,210      $ 1,046,147         $ 78,890         $ 79,010      $ 2,265,257
                                              =============== ================ ================ ================ ================

With respect to EOC, the above information would be identical, except corporate total assets would be $71,956 and consolidated total assets would be $2,258,203.

Three Months Ended                                                               Publishing
August 31, 2002                                   Radio         Television        and Other        Corporate      Consolidated
--------------------------------------------  --------------- ---------------- ---------------- ---------------- ----------------
                                               (Unaudited)

Net revenues                                        $ 69,890         $ 55,426         $ 17,906              $ -        $ 143,222
Station operating expenses,
   excluding noncash compensation                     35,100           35,252           15,613                -           85,965
Corporate expenes, excluding
   noncash compensation                                    -                -                -            5,046            5,046
Noncash compensation                                   2,727            1,524              500            1,024            5,775
Depreciation and amortization                          1,930            7,049              459            1,155           10,593
                                              --------------- ---------------- ---------------- ---------------- ----------------
Operating income (loss)                             $ 30,133         $ 11,601          $ 1,334         $ (7,225)        $ 35,843
                                              =============== ================ ================ ================ ================
Total assets                                       $ 900,366      $ 1,040,435         $ 79,228         $ 97,996      $ 2,118,025
                                              =============== ================ ================ ================ ================

With respect to EOC, the above information would be identical, except corporate total assets would be $90,026 and consolidated total assets would be $2,110,055.
Six Months Ended                                                                 Publishing
August 31, 2003                                   Radio         Television        and Other        Corporate      Consolidated
--------------------------------------------  --------------- ---------------- ---------------- ---------------- ----------------
                                               (Unaudited)

Net revenues                                       $ 145,756        $ 116,350         $ 35,964              $ -        $ 298,070
Station operating expenses,
   excluding noncash compensation                     78,690           74,029           32,561                -          185,280
Corporate expenes, excluding
   noncash compensation                                    -                -                -           11,624           11,624
Noncash compensation                                   4,350            4,134            1,479            2,508           12,471
Depreciation and amortization                          4,388           15,119              438            3,014           22,959
                                              --------------- ---------------- ---------------- ---------------- ----------------
Operating income (loss)                             $ 58,328         $ 23,068          $ 1,486        $ (17,146)        $ 65,736
                                              =============== ================ ================ ================ ================
Total assets                                     $ 1,061,210      $ 1,046,147         $ 78,890         $ 79,010      $ 2,265,257
                                              =============== ================ ================ ================ ================

With respect to EOC, the above information would be identical, except corporate total assets would be $71,956 and consolidated total assets would be $2,258,203.

Six Months Ended                                                                 Publishing
August 31, 2002                                   Radio         Television        and Other        Corporate      Consolidated
--------------------------------------------  --------------- ---------------- ---------------- ---------------- ----------------
                                               (Unaudited)

Net revenues                                       $ 132,614        $ 112,583         $ 34,831              $ -        $ 280,028
Station operating expenses,
   excluding noncash compensation                     69,508           72,064           30,723                -          172,295
Corporate expenes, excluding
   noncash compensation                                    -                -                -           10,179           10,179
Noncash compensation                                   5,139            3,206            1,149            1,636           11,130
Depreciation and amortization                          4,023           13,979            1,049            2,301           21,352
                                              --------------- ---------------- ---------------- ---------------- ----------------
Operating income (loss)                             $ 53,944         $ 23,334          $ 1,910        $ (14,116)        $ 65,072
                                              =============== ================ ================ ================ ================
Total assets                                       $ 900,366      $ 1,040,435         $ 79,228         $ 97,996      $ 2,118,025
                                              =============== ================ ================ ================ ================

With respect to EOC, the above information would be identical, except corporate total assets would be $90,026 and consolidated total assets would be $2,110,055.

Note 7. Financial Information for Subsidiary Guarantors
and Subsidiary Non-Guarantors of Emmis Operating Company

        The 8 1/8% senior subordinated notes of EOC are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of EOC (the “Subsidiary Guarantors”). As of February 28, 2003 and August 31, 2003, subsidiaries holding EOC’s interest in its radio stations in Austin, Texas, Hungary and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

        Presented below is condensed consolidating financial information for the EOC Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2003 and August 31, 2003 and for the three and six months ended August 31, 2002 and 2003. EOC uses the equity method in its Parent Company Only information with respect to investments in subsidiaries.

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of August 31, 2003
(Unaudited)

                                                                                           Eliminations
                                                  Parent                     Subsidiary        and
                                                  Company      Subsidiary       Non-      Consolidating
                                                   Only        Guarantors    Guarantors      Entries      Consolidated
                                               -------------- ------------- ------------- ------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,421       $ 7,642       $ 5,033             $ -       $ 14,096
  Accounts receivable, net                                 -       109,766         9,242               -        119,008
  Prepaid expenses                                     1,791        17,265           226               -         19,282
  Other                                                  831        15,978            69               -         16,878
                                               -------------- ------------- ------------- ------------------------------
    Total current assets                               4,043       150,651        14,570               -        169,264

  Property and equipment, net                         33,618       176,865         7,171               -        217,654
  Intangible assets, net                               1,735     1,669,959       153,783               -      1,825,477
  Investment in affiliates                         2,016,860             -             -      (2,016,860)             -
  Other assets, net                                   42,474        10,861         2,578         (10,105)        45,808
                                                                                                         ---------------
                                               -------------- ------------- ------------- ------------------------------
    Total assets                                 $ 2,098,730   $ 2,008,336     $ 178,102    $ (2,026,965)   $ 2,258,203
                                               ============== ============= ============= ==============================

CURRENT LIABILITIES:
  Accounts payable                                  $ 11,273      $ 15,197       $ 4,385             $ -       $ 30,855
  Current maturities of other long-term debt          30,395             -           400            (359)        30,436
  Current portion of TV program rights payable             -        21,074             -               -         21,074
  Accrued salaries and commissions                       935         9,449           472               -         10,856
  Accrued interest                                    12,302             -             -               -         12,302
  Deferred revenue                                         -        16,050             -               -         16,050
  Other                                                2,399         4,504           379               -          7,282
                                               -------------- ------------- ------------- ------------------------------
    Total current liabilities                         57,304        66,274         5,636            (359)       128,855

Long-term debt, net of current maturities          1,064,414             -             -               -      1,064,414
Other long-term debt, net of current maturities           41           122        19,243          (9,746)         9,660
TV program rights payable, net of current portion          -        25,435             -               -         25,435
Other noncurrent liabilities                           9,080         4,160             3               -         13,243
Minority interest                                          -             -        48,705               -         48,705
Deferred income taxes                                 55,187             -             -               -         55,187
                                               -------------- ------------- ------------- ------------------------------
    Total liabilities                              1,186,026        95,991        73,587         (10,105)     1,345,499

SHAREHOLDER'S EQUITY:
  Common stock                                     1,027,221             -             -               -      1,027,221
  Additional paid-in capital                         110,061             -         4,393          (4,393)       110,061
  Subsidiary investment                                    -     1,537,552       135,848      (1,673,400)             -
  Retained earnings/(accumulated deficit)           (210,718)      374,793       (21,525)       (353,268)      (210,718)
  Accumulated other comprehensive loss               (13,860)            -       (14,201)         14,201        (13,860)
                                               -------------- ------------- ------------- ------------------------------
    Total shareholder's equity                       912,704     1,912,345       104,515      (2,016,860)       912,704
                                               -------------- ------------- ------------- ------------------------------
                                               -------------- ------------- ------------- ------------------------------
    Total liabilities and shareholder's equity   $ 2,098,730   $ 2,008,336     $ 178,102    $ (2,026,965)   $ 2,258,203
                                               ============== ============= ============= ==============================

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of February 28, 2003
(Unaudited)

                                                                                           Eliminations
                                                  Parent                     Subsidiary        and
                                                  Company      Subsidiary       Non-      Consolidating
                                                   Only        Guarantors    Guarantors      Entries      Consolidated
                                               -------------- ------------- ------------- ------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,885       $ 5,844       $ 6,350             $ -       $ 16,079
  Accounts receivable, net                                 -        98,799         3,546               -        102,345
  Prepaid expenses                                     2,016        13,462           118               -         15,596
  Other                                                  222        23,249         2,190               -         25,661
                                               -------------- ------------- ------------- ------------------------------
    Total current assets                               6,123       141,354        12,204               -        159,681

  Property and equipment, net                         35,874       186,004         1,552               -        223,430
  Intangible assets, net                               3,035     1,661,513        12,185               -      1,676,733
  Investment in affiliates                         1,874,882             -             -      (1,874,882)             -
  Other assets, net                                   52,373        13,916           926         (18,175)        49,040
                                                                                                         ---------------
                                               -------------- ------------- ------------- ------------------------------
    Total assets                                 $ 1,972,287   $ 2,002,787      $ 26,867    $ (1,893,057)   $ 2,108,884
                                               ============== ============= ============= ==============================

CURRENT LIABILITIES:
  Accounts payable                                  $ 13,161      $ 18,530       $ 7,835             $ -       $ 39,526
  Current maturities of other long-term debt           9,976             -         7,151          (2,215)        14,912
  Current portion of TV program rights payable             -        27,424             -               -         27,424
  Accrued salaries and commissions                     3,326        10,746           175               -         14,247
  Accrued interest                                    13,844             -             -          (2,203)        11,641
  Deferred revenue                                         -        15,805             -               -         15,805
  Other                                                3,339         3,640             -               -          6,979
                                               -------------- ------------- ------------- ------------------------------
    Total current liabilities                         43,646        76,145        15,161          (4,418)       130,534

Long-term debt, net of current maturities            996,945             -             -               -        996,945
Other long-term debt, net of current maturities           41         2,412        24,391         (13,757)        13,087
TV program rights payable, net of current portion          -        32,044             -               -         32,044
Minority interest                                          -             -           721               -            721
Other noncurrent liabilities                          13,167         3,898             -               -         17,065
Deferred income taxes                                 40,070             -             -               -         40,070
                                               -------------- ------------- ------------- ------------------------------
    Total liabilities                              1,093,869       114,499        40,273         (18,175)     1,230,466

SHAREHOLDER'S EQUITY:
  Common stock                                     1,027,221             -             -               -      1,027,221
  Additional paid-in capital                          95,582             -         4,393          (4,393)        95,582
  Subsidiary investment                                    -     1,564,173        20,249      (1,584,422)             -
  Retained earnings/(accumulated deficit)           (227,026)      324,115       (23,068)       (301,047)      (227,026)
  Accumulated other comprehensive loss               (17,359)            -       (14,980)         14,980        (17,359)
                                               -------------- ------------- ------------- ------------------------------
    Total shareholder's equity                       878,418     1,888,288       (13,406)     (1,874,882)       878,418
                                               -------------- ------------- ------------- ------------------------------
                                               -------------- ------------- ------------- ------------------------------
    Total liabilities and shareholder's equity   $ 1,972,287   $ 2,002,787      $ 26,867    $ (1,893,057)   $ 2,108,884
                                               ============== ============= ============= ==============================

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Three Months Ended August 31, 2003
(Unaudited)

                                                    Only       Guarantors   Guarantors      Entries     Consolidated
                                                 ------------- ----------------------------------------- --------------

Net revenues                                            $ 231     $ 146,478       $ 9,000           $ -      $ 155,709
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                   173        89,755         5,694             -         95,622
     Corporate expenses, excluding
          noncash compensation                          5,861             -             -             -          5,861
     Noncash compensation                               1,117         4,291             -             -          5,408
     Depreciation and amortization                      1,504         9,099         1,004             -         11,607
                                                 ------------- ----------------------------------------- --------------
          Total operating expenses                      8,655       103,145         6,698             -        118,498
                                                 ------------- ----------------------------------------- --------------
Operating income (loss)                                (8,424)       43,333         2,302             -         37,211
                                                 ------------- ----------------------------------------- --------------
Other income (expense)
     Interest expense                                 (14,438)          (39)         (568)          404        (14,641)
     Loss from unconsolidated affiliates                 (175)            -             -             -           (175)
     Gain on sale of assets                                 -           957             -             -            957
     Minority interest expense                              -             -             -          (801)          (801)
     Other income (expense), net                         (973)           63         1,219             -            309
                                                 ------------- ----------------------------------------- --------------
          Total other income (expense)                (15,586)          981           651          (397)       (14,351)
                                                 ------------- ----------------------------------------- --------------

Income (loss) before income taxes and
    accounting change                                 (24,010)       44,314         2,953          (397)        22,860

Provision (benefit) for income taxes                   (8,466)       16,839           518             -          8,891
                                                 ------------- ----------------------------------------- --------------
                                                      (15,544)       27,475         2,435          (397)        13,969
Equity in earnings (loss) of subsidiaries              29,513             -             -       (29,513)             -
                                                 ------------- ----------------------------------------- --------------
                                                 ------------- ----------------------------------------- --------------
Net income (loss)                                    $ 13,969      $ 27,475       $ 2,435     $ (29,910)      $ 13,969
                                                 ============= ========================================= ==============

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Three Months Ended August 31, 2002
(Unaudited)

                                                                                           Eliminations
                                                 Parent                       Subsidiary        and
                                                 Company       Subsidiary        Non-      Consolidating
                                                  Only         Guarantors     Guarantors      Entries     Consolidated
                                              -------------- --------------- ------------- -------------- --------------

Net revenues                                          $ 225       $ 139,838       $ 3,159            $ -      $ 143,222
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                 183          83,354         2,428              -         85,965
     Corporate expenses, excluding
          noncash compensation                        5,046               -             -              -          5,046
     Noncash compensation                             1,024           4,751             -              -          5,775
     Depreciation and amortization                    1,155           8,735           703              -         10,593
                                              -------------- --------------- ------------- -------------- --------------
          Total operating expenses                    7,408          96,840         3,131              -        107,379
                                              -------------- --------------- ------------- -------------- --------------
Operating income (loss)                              (7,183)         42,998            28              -         35,843
                                              -------------- --------------- ------------- -------------- --------------
Other income (expense)
     Interest expense                               (19,474)           (392)         (128)           176        (19,818)
     Loss from unconsolidated affiliates                  -          (3,014)            -              -         (3,014)
     Loss on debt extinguishment                       (844)              -             -              -           (844)
     Minority interest income (expense)                   -               -             -             37             37
     Other income (expense), net                        288             246           217           (176)           575
                                              -------------- --------------- ------------- -------------- --------------
          Total other income (expense)              (20,030)         (3,160)           89             37        (23,064)
                                              -------------- --------------- ------------- -------------- --------------

Income (loss) before income taxes,
    extraordinary loss and accounting change        (27,213)         39,838           117             37         12,779

Provision (benefit) for income taxes                (10,345)         15,138             -              -          4,793
                                              -------------- --------------- ------------- -------------- --------------

Income (loss) before extraordinary loss
    and accounting change                           (16,868)         24,700           117             37          7,986
Equity in earnings (loss) of subsidiaries            24,854               -             -        (24,854)             -
                                              -------------- --------------- ------------- -------------- --------------
Net income (loss)                                   $ 7,986        $ 24,700         $ 117      $ (24,817)       $ 7,986
                                              ============== =============== ============= ============== ==============

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Six Months Ended August 31, 2003
(Unaudited)

                                                                                          Eliminations
                                                    Parent                   Subsidiary        and
                                                   Company      Subsidiary      Non-      Consolidating
                                                     Only       Guarantors   Guarantors      Entries     Consolidated
                                                 ------------- ----------------------------------------- --------------

Net revenues                                            $ 469     $ 285,972      $ 11,629           $ -      $ 298,070
Operating expenses:
     Station operating expenses,
         excluding noncash compensation                   344       176,742         8,194             -        185,280
     Corporate expenses, excluding
          noncash compensation                         11,624             -             -             -         11,624
     Noncash compensation                               2,508         9,963             -             -         12,471
     Depreciation and amortization                      3,014        18,429         1,516             -         22,959
                                                 ------------- ----------------------------------------- --------------
          Total operating expenses                     17,490       205,134         9,710             -        232,334
                                                 ------------- ----------------------------------------- --------------
Operating income (loss)                               (17,021)       80,838         1,919             -         65,736
                                                 ------------- ----------------------------------------- --------------
Other income (expense)
     Interest expense                                 (30,445)          (77)       (1,028)          657        (30,893)
     Loss from unconsolidated affiliates                 (339)            -             -             -           (339)
     Gain on sale of assets                                 -           957             -             -            957
     Minority interest expense                              -             -             -          (789)          (789)
     Other income (expense), net                         (905)           20         1,170             -            285
                                                 ------------- ----------------------------------------- --------------
          Total other income (expense)                (31,689)          900           142          (132)       (30,779)
                                                 ------------- ----------------------------------------- --------------

Income (loss) before income taxes and
    accounting change                                 (48,710)       81,738         2,061          (132)        34,957

Provision (benefit) for income taxes                  (17,421)       31,060           518             -         14,157
                                                 ------------- ----------------------------------------- --------------
                                                      (31,289)       50,678         1,543          (132)        20,800
Equity in earnings (loss) of subsidiaries              52,089             -             -       (52,089)             -
                                                 ------------- ----------------------------------------- --------------
                                                 ------------- ----------------------------------------- --------------
Net income (loss)                                    $ 20,800      $ 50,678       $ 1,543     $ (52,221)      $ 20,800
                                                 ============= ========================================= ==============

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Six Months Ended August 31, 2002
(Unaudited)

                                                                           Eliminations
                                           Parent                Subsidiary     and
                                          Company    Subsidiary     Non-         Consolidating
                                            Only     Guarantors  Guarantors   Entries     Consolidated
                                         ----------- ----------------------------------- ---------------

Net revenues                                  $ 456   $ 274,223     $ 5,349         $ -   $ 280,028
Operating expenses:
     Station operating expenses,
         excluding noncash compensation         372     166,995       4,928           -     172,295
     Corporate expenses, excluding
          noncash compensation               10,179           -           -           -      10,179
     Noncash compensation                     1,636       9,494           -           -      11,130
     Depreciation and amortization            2,301      17,630       1,421           -      21,352
                                         ----------- ----------- ----------------------- -----------
          Total operating expenses           14,488     194,119       6,349           -     214,956
                                         ----------- ----------- ----------------------- -----------
Operating income (loss)                     (14,032)     80,104      (1,000)          -      65,072
                                         ----------- ----------- ----------------------- -----------
Other income (expense)
     Interest expense                       (41,383)       (453)       (773)        351     (42,258)
     Loss from unconsolidated affiliates          -      (4,080)          -           -      (4,080)
     Loss on debt extinguishment             (4,444)          -           -           -      (4,444)
     Gain on sale of assets                       -       8,933           -           -       8,933
     Minority interest income (expense)           -           -           -          96          96
     Other income (expense), net                639         379         496        (351)      1,163
                                         ----------- ----------- ----------------------- -----------
          Total other income (expense)      (45,188)      4,779        (277)         96     (40,590)
                                         ----------- ----------- ----------------------- -----------

Income (loss) before income taxes,
    extraordinary loss and accounting change(59,220)     84,883      (1,277)         96      24,482

Provision (benefit) for income taxes        (22,651)     32,256           -           -       9,605
                                         ----------- ----------- ----------------------- -----------

Income (loss) before extraordinary loss
    and accounting change                   (36,569)     52,627      (1,277)         96      14,877
Cumulative effect of accounting change,
    net of tax                             (167,400)   (167,400)          -     167,400    (167,400)
Equity in earnings (loss) of subsidiaries    51,446           -           -     (51,446)          -
                                         ----------- ----------- ----------------------- -----------
                                         ----------- ----------- ----------------------- -----------
Net income (loss)                        $ (152,523) $ (114,773)   $ (1,277)  $ 116,050  $ (152,523)
                                         =========== =========== ======================= ===========

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended August 31, 2003
Unaudited)

                                                                                            Eliminations
                                                   Parent                      Subsidiary        and
                                                   Company      Subsidiary        Non-      Consolidating
                                                    Only        Guarantors     Guarantors      Entries     Consolidated
                                                -------------- -------------- ------------- -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ 20,800       $ 50,678       $ 1,543      $ (52,221)      $ 20,800
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Depreciation and amortization                     4,846         30,036         1,516              -         36,398
      Provision for bad debts                               -          1,708             -              -          1,708
      Provision for deferred income taxes             (17,421)        31,060           518              -         14,157
      Noncash compensation                              2,508          9,963             -              -         12,471
      Gain on sale of assets                                -           (957)            -              -           (957)
      Equity in earnings of subsidiaries              (52,089)             -             -         52,089              -
      Other                                                 -              -          (201)           132            (69)
  Changes in assets and liabilities -
      Accounts receivable                                   -        (13,568)         (803)             -        (14,371)
      Prepaid expenses and other current assets          (241)         4,840          (230)             -          4,369
      Other assets                                     11,412        (18,085)          (40)             -         (6,713)
      Accounts payable and accrued liabilities         (1,668)        (4,607)       (2,359)             -         (8,634)
      Deferred liabilities                                  -            245           (46)             -            199
      Other liabilities                                  (711)       (16,931)       (1,900)             -        (19,542)
                                                -------------- -------------- ------------- -------------- --------------
      Net cash provided (used) by operating activities(32,564)        74,382        (2,002)             -         39,816
                                                -------------- -------------- ------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (758)        (7,798)         (206)             -         (8,762)
  Cash paid for acquisitions                                -        (11,656)     (106,441)             -       (118,097)
  Proceeds from sale of assets, net                         -          3,650             -              -          3,650
  Deposits and other                                   (1,399)             -             -              -         (1,399)
                                                -------------- -------------- ------------- -------------- --------------
  Net cash used by investing activities                (2,157)       (15,804)     (106,647)             -       (124,608)
                                                -------------- -------------- ------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                          (40,112)             -             -              -        (40,112)
  Proceeds from long-term debt                        128,000              -             -              -        128,000
  Intercompany and ECC                                (54,985)       (56,780)      107,332              -         (4,433)
  Debt related costs                                     (646)             -             -              -           (646)
                                                -------------- -------------- ------------- -------------- --------------
                                                -------------- -------------- ------------- -------------- --------------
  Net cash provided (used) by financing activities     32,257        (56,780)      107,332              -         82,809
                                                -------------- -------------- ------------- -------------- --------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (2,464)         1,798        (1,317)             -         (1,983)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   3,885          5,844         6,350              -         16,079
                                                -------------- -------------- ------------- -------------- --------------

  End of period                                       $ 1,421        $ 7,642       $ 5,033            $ -       $ 14,096
                                                ============== ============== ============= ============== ==============

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
>For the Six Months Ended August 31, 2002
(Unaudited)

                                                                                        Eliminations
                                                   Parent                      Subsidiary        and
                                                   Company      Subsidiary        Non-      Consolidating
                                                    Only        Guarantors     Guarantors      Entries     Consolidated
                                                -------------- -------------- ------------- -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (152,523)    $ (114,773)     $ (1,277)     $ 116,050     $ (152,523)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities -
      Cumulative effect of accounting change          167,400        167,400             -       (167,400)       167,400
      Depreciation and amortization                     3,881         27,278         1,421              -         32,580
      Provision for bad debts                               -          2,179             -              -          2,179
      Provision (benefit) for deferred income taxes     9,605              -             -              -          9,605
      Noncash compensation                              1,636          9,494             -              -         11,130
      Loss on debt extinguishment                       4,444              -             -              -          4,444
      Gain on sale of assets                                -         (8,933)            -              -         (8,933)
      Equity in earnings of subsidiaries              (51,446)             -             -         51,446              -
      Other                                                96            111        (8,517)           (96)        (8,406)
  Changes in assets and liabilities -
      Accounts receivable                                   -        (15,221)          744              -        (14,477)
      Prepaid expenses and other current assets           (91)         4,155            70              -          4,134
      Other assets                                      6,350         (6,139)          275              -            486
      Accounts payable and accrued liabilities          2,935             93         1,154              -          4,182
      Deferred liabilities                                  -           (422)            -              -           (422)
      Other liabilities                                (3,100)        (9,188)       (4,487)             -        (16,775)
                                                -------------- -------------- ------------- -------------- --------------
      Net cash provided (used) by investing activities(10,813)        56,034       (10,617)             -         34,604
                                                -------------- -------------- ------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,820)       (11,227)          861              -        (12,186)
  Proceeds from sale of assets                              -        135,500             -              -        135,500
  Other                                                (1,025)             -             -              -         (1,025)
                                                -------------- -------------- ------------- -------------- --------------
  Net cash provided (used) by investing activities     (2,845)       124,273           861              -        122,289
                                                -------------- -------------- ------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                         (216,102)             -             -              -       (216,102)
  Proceeds from long-term debt                          6,000              -             -              -          6,000
  Intercompany                                        230,532       (178,613)        9,337              -         61,256
  Debt related costs                                   (2,754)             -             -              -         (2,754)
                                                -------------- -------------- ------------- -------------- --------------
  Net cash provided (used) by investing activities     17,676       (178,613)        9,337              -       (151,600)
                                                -------------- -------------- ------------- -------------- --------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           4,018          1,694          (419)             -          5,293

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       -          4,970         1,392              -          6,362
                                                -------------- -------------- ------------- -------------- --------------

  End of period                                       $ 4,018        $ 6,664         $ 973            $ -       $ 11,655
                                                ============== ============== ============= ============== ==============

Note 8. Regulatory, International and Other Matters

        We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, the implementation of the new rules has been challenged in Federal court and the court has issued an indefinite stay. The stay has prevented the new rules from becoming effective. In addition, Emmis has filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. We cannot predict when or how the court will rule on our petition, or when or how the FCC will rule on our most recent waiver request. In the mean time, we continue to operate both of our stations in Honolulu.

        FCC regulations require most commercial television stations in the United States to be currently broadcasting in digital format. Thirteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. Two stations have received an extension that expires in December 2003. The other station, WBPG, is not subject to the usual DTV deadlines because it was not issued a second channel for DTV operation. Rather, WBPG will be required to convert to DTV operation by the conclusion of the DTV transition period. In addition, four of our nine satellite stations are not currently broadcasting in digital format. The extensions for these four satellite stations expired in August 2003. However, we currently have extension requests pending with the FCC and we believe that the continued grant of extensions is appropriate because the delays are largely due to conditions beyond our control. However, no assurances can be given that further extensions will be granted. Based upon the FCC’s treatment of certain broadcasters who were not granted extensions to the original August 2002 deadline, we believe that the FCC will issue a formal admonishment to any broadcaster whose extension request is denied and may issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. We cannot predict the extent, if any, of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine.

        During the quarter ended August 31, 2003, Emmis acquired the rights to program and sell advertising on radio stations in five cities in the Flanders region of Belgium for approximately $1 million. Future consideration for these rights is approximately $2 million, payable over six years, and is contingent on the Flemish government renewing the station licenses. Based upon the applicable Flemish laws and regulations, the Company believes that the licenses are likely to be renewed.

        During the quarter ended August 31, 2003, the partners in our Hungarian subsidiary, including Emmis, agreed to forgive certain indebtedness and accrued interest owed to the partners by the subsidiary. The activity relating to Emmis eliminates in consolidation. The forgiveness of debt by our minority partners was accounted for as a capital transaction. Since the accrued interest was charged to expense by the Hungarian subsidiary, reversal of the portion of accrued interest attributable to the minority partners of $1.3 million was credited to income and is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations.

        The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising and demand for different types of advertising media; our ability to service our outstanding debt; increased competition in our markets and the broadcasting industry; our ability to attract and secure programming, on-air talent, writers and photographers; inability to obtain necessary approvals for purchase or sale transactions or to complete the transactions; changes in the costs of programming, including on-air talent; inability to grow through suitable acquisitions, including desired radio acquisitions; new or changing regulations of the Federal Communications Commission or other governmental agencies; competition from new or different technologies; war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

Results of Operations for the Three and Six Months Ended August 31, 2003 Compared to August 31, 2002

Pro forma reconciliation:

        Since March 1, 2002, we have sold two radio stations in Denver,Colorado, acquired a 50.1% controlling interest in six radio stations in Austin, Texas, purchased one television station in Mobile, Alabama and sold a television production company. The following table reconciles actual results to pro forma results.

                                                   Three Months ended      Six Months endedd
                                                        August 31,              August 31,
                                              2002        2003          2002         2003
                                            ---------   ---------     ---------    ---------

Total net revenues:
Reported total net revenues                 $143,222    $155,709      $280,028     $298,070

Plus:  net revenues from assets acquired       6,259       2,456        12,820        8,860

Less:  net revenues from assets disposed      (1,045)         (6)       (3,091)      (1,140)
                                            ---------   ---------     ---------    ---------

Pro forma total net revenues                $148,436    $158,159      $289,757     $305,790
                                            =========   =========     =========    =========

Total station operating expenses, excluding
  noncash compensation:
Reported total station operating expenses,
  excluding noncash compensation             $85,965     $95,622      $172,295     $185,280

Plus:  station operating expenses, excluding
  noncash compensation from assets acquired    3,995       1,284         7,999        5,182

Less:  station operating expenses, excluding
  noncash compensation from assets disposed     (648)        (47)       (1,901)        (944)
                                            ---------   ---------     ---------    ---------

Pro forma total station operating expenses,
  excluding noncash compensation             $89,312     $96,859      $178,393     $189,518
                                            =========   =========     =========    =========

Net revenues:

        Radio net revenues for the three and six months ended August 31, 2003 increased $11.3 million, or 16.1% and $13.1 million, or 9.9%, respectively. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio net revenues for the three and six months ended August 31, 2003 would have increased $7.7 million, or 10.1% and $10.8 million, or 7.5%, respectively. We monitor the performance of our stations against the aggregate performance of the markets in which we operate. On a pro forma basis, for the three and six months ended August 31, 2003, net revenues of our domestic radio stations were up 8.6% and 6.5%, respectively, whereas net revenues of our domestic radio markets were up only 4.0% and 3.1%, respectively, based on Miller-Kaplan reports for the periods. We were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces and higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold in the current period versus the same period in the prior year. Our advertising inventory sellout decreased slightly year over year. Net revenues for the quarter ended August 31, 2003 were positively impacted by a promotional concert held in New York during the quarter.

        Television net revenues for the three and six months ended August 31, 2003 increased $0.6 million, or 1.1% and $3.8 million, or 3.3%, respectively. On a pro forma basis (assuming the purchase of WBPG-TV and sale of Mira Mobile Television had occurred on March 1, 2002), television net revenues for the three and six months ended August 31, 2003 would have increased $1.5 million, or 2.7% and $4.1 million, or 3.7%, respectively. Net political advertising revenues for the three and six months ended August 31, 2002 were approximately $2.0 million and $4.3 million, respectively. Net political advertising revenues for the three and six months ended August 31, 2003 were approximately $0.4 million and $1.4 million, respectively. On a pro forma basis and excluding net political advertising revenues, television net revenues would have increased $3.1 million, or 5.9% and $7.0 million, or 6.5% for the three and six months ended August 31, 2003. This increase is due to our television stations selling a higher percentage of their inventory and charging higher rates as a result of ratings improvements. Also, our commitment to training and developing local sales forces has enabled us to increase our share of local advertising revenues.

        Publishing revenues for the three and six months ended August 31, 2003 increased $0.6 million, or 3.3% and $1.1 million, or 3.3%, respectively. The national advertising environment is especially difficult for our publishing division. Our magazines have been able to overcome shortfalls in national advertising revenues by producing more custom publications and from an increase in special advertiser sections in our magazines.

        On a consolidated basis, total net revenues for the three and six months ended August 31, 2003 increased $12.5 million, or 8.7%, and $18.0 million, or 6.4%, respectively due to the effect of the items described above.

Station operating expenses, excluding noncash compensation:

        Radio station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 increased $8.4 million, or 24.0% and $9.2 million, or 13.2%, respectively. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 would have increased $6.3 million, or 16.4% and $8.3 million, or 11.0%, respectively. The increase relates to higher sales-related costs, higher insurance and health-related costs, and expenses associated with a promotional concert held in New York during the quarter.

        Television station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 increased $0.5 million, or 1.5% and $2.0 million, or 2.7%, respectively. On a pro forma basis (assuming the purchase of WBPG-TV and sale of Mira Mobile Television had occurred on March 1, 2002), television station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 would have increased $0.5 million, or 1.5% and $1.0 million, or 1.4%, respectively. This increase is principally due to higher programming costs and higher insurance and health-related costs.

        Publishing operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 increased $0.7 million, or 4.7%, and $1.8 million, or 6.0%, respectively. As previously discussed, our publishing division has replaced lost national advertising revenues with revenues from custom publications and special advertiser sections, which are more expensive to produce due principally to higher editorial and production costs. Our publishing division also experienced higher insurance and health-related costs.

        On a consolidated basis, total station operating expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 increased $9.7 million, or 11.2% and $13.0 million, or 7.5%, respectively, due to the effect of the items described above.

Noncash compensation expenses:

        Noncash compensation expenses for the three and six months ended August 31, 2003 were $5.4 million and $12.5 million, respectively, compared to $5.8 million and $11.1 million for the same period of the prior year, a decrease of $0.4 million or 6.4%, and an increase of $1.4 million or 12.0%, respectively. The following table summarizes the noncash compensation expense by segment:

[GRAPHIC OMITTED][GRAPHIC OMITTED]

        Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches in our 401(k) plans, and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $3.8 million for the three months ended August 31, 2002 and 2003, and $8.2 million and $8.3 million for the six months ended August 31, 2002 and 2003, respectively. Effective March 1, 2003, Emmis elected to double its 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the Company’s profit sharing plan. This resulted in approximately $0.3 million and $1.3 million of additional noncash compensation expense in the three and six months ended August 31, 2003, respectively, over the same periods in the prior year. The remaining decrease in the three months ended August 31, 2003 is primarily attributable to lower accruals for bonuses to be paid in stock.

Corporate expenses, excluding noncash compensation:

        Corporate expenses, excluding noncash compensation, for the three and six months ended August 31, 2003 were $5.9 million and $11.6 million, respectively, compared to $5.0 million and $10.2 million for the same periods of the prior year, an increase of $0.9 million or 16.2% and $1.4 million or 14.2%. These costs increased due to higher insurance and health care costs, professional fees associated with evaluating new business opportunities, merit increases, funding for training and diversity initiatives, and higher corporate governance costs.

Depreciation and amortization:

        Radio depreciation and amortization expense for the three months ended August 31, 2003 was $2.4 million compared to $1.9 million for the same period of the prior year, an increase of $0.5 million or 25.1%. Radio depreciation and amortization expense for the six months ended August 31, 2003 was $4.4 million compared to $4.0 million for the same period of the prior year, an increase of $0.4 million or 9.1%. Substantially all of the increase in radio depreciation and amortization is attributable to our Austin radio acquisition, which closed on July 1, 2003.

        Television depreciation and amortization expense for the three months ended August 31, 2003 was $7.5 million compared to $7.0 million for the same period of the prior year, an increase of $0.5 million or 5.9%. Television depreciation and amortization expense for the six months ended August 31, 2003 was $15.1 million compared to $14.0 million for the same period of the prior year, an increase of $1.1 million or 8.2%. The increase was mainly attributable to depreciation of digital equipment purchased to replace existing analog equipment.

        Publishing depreciation and amortization expense for the three months ended August 31, 2003 was $0.2 million compared to $0.5 million for the same period of the prior year, a decrease of $0.3 million or 51.9%. Publishing depreciation and amortization expense for the six months ended August 31, 2003 was $0.4 million compared to $1.0 million for the same period of the prior year, a decrease of $0.6 million or 58.2%. The decrease was mainly attributable to certain definite-lived intangible assets becoming fully amortized during fiscal 2003.

        Corporate depreciation and amortization expense for the three months ended August 31, 2003 was $1.5 million compared to $1.2 million for the same period of the prior year, an increase of $0.3 million or 30.2%. Corporate depreciation and amortization expense for the six months ended August 31, 2003 was $3.0 million compared to $2.3 million for the same period of the prior year, an increase of $0.7 million or 31.0%. The increase was mainly attributable to higher depreciation expense related to computer equipment and software purchases over the past twelve months.

        On a consolidated basis, total depreciation and amortization expense for the three months ended August 31, 2003 was $11.6 million compared to $10.6 million for the same period of the prior year, an increase of $1.0 million or 9.6%, due to the effect of the items described above. On a consolidated basis, total depreciation and amortization expense for the six months ended August 31, 2003 was $23.0 million compared to $21.4 million for the same period of the prior year, an increase of $1.6 million or 7.5%, due to the effect of the items described above.

Operating income:

        Radio operating income for the three months ended August 31, 2003 was $33.3 million compared to $30.1 million for the same period of the prior year, an increase of $3.2 million or 10.5%. Radio operating income for the six months ended August 31, 2003 was $58.3 million compared to $53.9 million for the same period of the prior year, an increase of $4.4 million or 8.1%. This increase is attributable to higher net revenues, partially offset by higher station operating expenses and depreciation and amortization expense, as discussed above.

        Television operating income for the three months ended August 31, 2003 was $11.1 million compared to $11.6 million for the same period of the prior year, a decrease of $0.5 million or 4.5%. Television operating income for the six months ended August 31, 2003 was $23.1 million compared to $23.3 million for the same period of the prior year, a decrease of $0.2 million or 1.1%. This decrease was driven by higher noncash compensation and higher depreciation and amortization expense, as discussed above.

        Publishing operating income for the three months ended August 31, 2003 was $1.3 million compared to $1.3 million for the same period of the prior year. Publishing operating income for the six months ended August 31, 2003 was $1.5 million compared to $1.9 million for the same period of the prior year, a decrease of $0.4 million, or 22.2%. The decrease was primarily attributable to the shift in revenue mix, as discussed above.

        On a consolidated basis, total operating income for the three months ended August 31, 2003 was $37.2 million compared to $35.8 million for the same period of the prior year, an increase of $1.4 million or 3.8%. On a consolidated basis, total operating income for the six months ended August 31, 2003 was $65.7 million compared to $65.1 million for the same period of the prior year, an increase of $0.6 million or 1.0%. This increase principally related to the changes in radio, television and publishing operating income and higher corporate expenses and higher noncash compensation expense, as discussed above.

Interest expense:

        With respect to Emmis, interest expense for the three months ended August 31, 2003 was $21.2 million compared to $26.2 million for the same period of the prior year, a decrease of $5.0 million or 19.2%. Interest expense for the six months ended August 31, 2003 was $43.9 million compared to $56.1 million for the same period of the prior year, a decrease of $12.2 million or 21.7%. This decrease is attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, and repayments of amounts outstanding under our credit facility and our senior discount notes. The decreased interest rates reflect both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. A portion of the decrease in interest expense is attributable to the expiration of interest rate swap agreements originally entered into in fiscal 2001. These swaps, which began expiring in February 2003, had an original aggregate notional amount of $350.0 million and fixed LIBOR at a weighted-average 4.76%. As of August 31, 2003, we had one remaining outstanding swap contract totaling $40 million, which fixed LIBOR at a weighted-average 5.13%. This remaining contract expires in February 2004. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to reduce amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. We reduced our total debt outstanding by $270.6 million during the year ended February 28, 2003. With respect to EOC, interest expense for the three months ended August 31, 2003 was $14.6 million compared to $19.8 million for the same period of the prior year, a decrease of $5.2 million or 26.1%. Interest expense for EOC for the six months ended August 31, 2003 was $30.9 million compared to $42.3 million for the same period of the prior year, a decrease of $11.4 million or 26.9%. This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

Income before income taxes and accounting change:

        With respect to Emmis, income before income taxes and accounting change for the three months ended August 31, 2003 was $16.3 million compared to a loss of $2.7 million for the same period in the prior year. Income before income taxes and accounting change for the six months ended August 31, 2003 was $21.9 million compared to $1.5 million for the same period in the prior year. The increase is mainly attributable to better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $13.5 million and loss from unconsolidated affiliates of $4.1 million, all included in the prior year. With respect to EOC, income before income taxes and accounting change for the three months ended August 31, 2003 was $22.9 million compared to $12.8 million for the same period in the prior year, an increase of $10.1 million, or 78.9%. Income before income taxes and accounting change for the six months ended August 31, 2003 was $35.0 million compared to $24.5 million for the same period in the prior year, an increase of $10.5 million, or 42.8%. The increase is mainly attributable to better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $4.4 million and loss from unconsolidated affiliates of $4.1 million, all included in the prior year.

Net income (loss):

        With respect to Emmis, net income was $7.5 million and $7.9 million for the three and six months ended August 31, 2003, respectively, compared to a net loss of $6.8 million and $174.6 million for the respective periods in the prior year. The increase in net income is mainly attributable to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $4.4 million and loss from unconsolidated affiliates of $4.1 million, all included in the prior year, all net of tax. With respect to EOC, net income was $14.0 million and $20.8 million for the three and six months ended August 31, 2003, respectively, compared to $8.0 million and a net loss of $152.5 million for the respective periods in the prior year. The increase in net income is mainly attributable to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) better operating results at our stations and a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $4.4 million and loss from unconsolidated affiliates of $4.1 million, all included in the prior year, all net of tax.

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

        At August 31, 2003, we had cash and cash equivalents of $14.1 million and net working capital for Emmis and EOC of $39.3 million and $40.4 million, respectively. At February 28, 2003, we had cash and cash equivalents of $16.1 million and net working capital for Emmis and EOC of $28.0 million and $29.1 million, respectively. The increase in net working capital primarily relates to higher receivables due to the seasonality of the business, and lower accrued salaries and commissions since year-end bonuses that were accrued as of February 28, 2003 were paid shortly after year-end.

     Operating Activities

        With respect to Emmis, net cash flows provided by operating activities were $39.8 million for the six months ended August 31, 2003 compared to $35.5 million for the same period of the prior. With respect to EOC, net cash flows provided by operating activities were $39.8 million for the six months ended August 31, 2003 compared to net cash flows used in operating activities of $34.6 million for the same period of the prior year. The increase in cash flows provided by operating activities for the six months ended August 31, 2003 as compared to the same period in the prior year is due to our increase in net revenues less station operating expenses and corporate expenses, partially offset by the payment of fiscal 2003 year-end bonuses. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

     Investing Activities

        Cash flows used in investing activities for both Emmis and EOC were $124.6 million for the six months ended August 31, 2003 compared to cash provided by investing activities of $122.3 million in the same period of the prior year. This decrease is primarily attributable to our purchase of a controlling interest in six radio stations in Austin as well as a television station in Mobile in the six months ended August 31, 2003 as opposed to our sale of two radio stations in Denver in the six months ended August 31, 2002, partially offset by a reduction in capital expenditures in the six months ended August 31, 2003 over the same period in the prior year. Investment activities include capital expenditures and business acquisitions and dispositions.

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

        As discussed in Note 3 to the accompanying condensed consolidated financial statements, on July 1, 2003, Emmis effectively acquired, for a purchase price of $106.4 million, a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. The acquisition was financed through borrowings under our credit facility and was accounted for as a purchase. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

        During the quarter ended August 31, 2003, Emmis acquired the rights to program and sell advertising on radio stations in five cities in the Flanders region of Belgium for approximately $1 million. Future consideration for these rights is approximately $2 million, payable over six years, and is contingent on the Flemish government renewing the station licenses. Based upon applicable Flemish laws and regulations, we believe the licenses are likely to be renewed.

        Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the six month periods ended August 31, 2003 and 2002, we had capital expenditures of $8.8 million and $12.2 million, respectively. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $6 million in fiscal 2004 for the conversion to digital television. Although we expect that substantially all of our stations will broadcast a digital signal by the end of our fiscal 2004, we will incur approximately $8 million of additional costs, after fiscal 2004, to upgrade the digital signals of three of our local stations and four of our satellite stations. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Financing Activities

        Cash flows provided by financing activities for both Emmis and EOC were $82.8 million for the six months ended August 31, 2003. Cash flows used in financing activities for Emmis and EOC were $152.5 million and $151.6 million, respectively, for the same period of the prior year.

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

        As of August 31, 2003, EOC had $1,064.4 million of long-term corporate indebtedness outstanding under its credit facility ($764.4 million) and senior subordinated notes ($300.0 million), and an additional $9.7 million of other indebtedness. As of August 31, 2003, total indebtedness outstanding for Emmis included all of EOC’s indebtedness as well as $210.4 million of senior discount notes. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2003, our weighted average borrowing rate under our credit facility was approximately 3.6% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 6.1%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 4.8%.

        The debt service requirements of EOC over the next twelve month period (net of interest under our credit facility) are expected to be $54.8 million. This amount is comprised of $24.4 million for interest under our senior subordinated notes and $30.4 million for repayment of term notes under our credit facility. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

        At October 1, 2003, we had $130.0 million available under our credit facility, less $1.8 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In connection with the acquisition of a controlling interest in six radio stations in Austin effective July 1, 2003, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

        Emmis has explored the possibility of separating its radio and television businesses into two publicly traded companies. However, in the current operating environment, Emmis is not currently inclined to effectuate the separation absent a significant acquisition of either radio or television properties.

Intangibles

        At August 31, 2003, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncements

        On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, ECC had recorded an extraordinary loss of $8.8 million, net of tax, and $11.1 million, net of tax, in the three and six months ended August 31, 2002, respectively, and EOC had recorded an extraordinary loss of $0.5 million, net of tax, and $2.9 million, net of tax, in the three and six months ended August 31, 2002, respectively, in connection with debt extinguishments. Accordingly, we retroactively reclassified the losses of $9.9 million and $13.5 million, respectively, for ECC and $0.8 million and $4.4 million, respectively, for EOC to include them in income from continuing operations.

        On March 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45‘s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45‘s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 for its fiscal 2003 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position, results of operations or applicable disclosures.

        On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its quarterly report for the period ending November 30, 2003. The Company is currently evaluating the impact, if any, of this pronouncement on its future consolidated results of operations and consolidated balance sheets.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150”). SFAS No. 150 requires financial instruments within its scope to be classified as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. SFAS 150 is effective for our quarter ended November 30, 2003. The Company is currently evaluating the impact, if any, of this pronouncement on its future consolidated results of operations and consolidated balance sheets.

Regulatory, International and Other Matters

        We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, the implementation of the new rules has been challenged in Federal court and the court has issued an indefinite stay. The stay has prevented the new rules from becoming effective. In addition, Emmis has filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. We cannot predict when or how the court will rule on our petition, or when or how the FCC will rule on our most recent waiver request. In the mean time, we continue to operate both of our stations in Honolulu.

        FCC regulations require most commercial television stations in the United States to be currently broadcasting in digital format. Thirteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. Two stations have received an extension that expires in December 2003. The other station, WBPG, is not subject to the usual DTV deadlines because it was not issued a second channel for DTV operation. Rather, WBPG will be required to convert to DTV operation by the conclusion of the DTV transition period. In addition, four of our nine satellite stations are not currently broadcasting in digital format. The extensions for these four satellite stations expired in August 2003. However, we currently have extension requests pending with the FCC and we believe that the continued grant of extensions is appropriate because the delays are largely due to conditions beyond our control. However, no assurances can be given that further extensions will be granted. Based upon the FCC’s treatment of certain broadcasters who were not granted extensions to the original August 2002 deadline, we believe that the FCC will issue a formal admonishment to any broadcaster whose extension request is denied and may issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. We cannot predict the extent, if any, of the monetary fine, nor can we predict the other actions the FCC will take if the station does not commence digital broadcasts within six months after the date of the fine.

        During the quarter ended August 31, 2003, the partners in our Hungarian subsidiary, including Emmis, agreed to forgive certain indebtedness and accrued interest owed to the partners by the subsidiary. The activity relating to Emmis eliminates in consolidation. The forgiveness of debt by our minority partners was accounted for as a capital transaction. Since the accrued interest was charged to expense by the Hungarian subsidiary, reversal of the portion of accrued interest attributable to the minority partners of $1.3 million was credited to income and is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations.

        In October 2003, we exercised our right to purchase the equity interests of our minority partner in Argentina. The purchase right gives Emmis the right to buy the minority shares at their fair market value as determined by an independent appraisal. Emmis has commenced the appraisal process, but is also in discussions with our minority partner to reach a negotiated purchase. We do not expect the purchase of the equity interest to be material to our financial statements.

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

CEO and CFO Certifications

        There are two separate forms of “Certifications” of the CEO and the CFO for each of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries filed as exhibits to this Quarterly Report. The first form of Certification (the “Rule 13a-14 Certification”) is required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). This Controls and Procedures section of the Quarterly Report includes the information concerning the Controls Evaluation required by Rule 13a-15 under the Exchange Act and referred to in the Rule 13a-14 Certifications, and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

        Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s internal controls, and whether the Company had identified any acts of fraud involving personnel with a significant role in the Company’s internal controls. This information was important both for the Controls Evaluation generally, and because items 4 and 5 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and our independent auditors, and report on related matters in this section of the Quarterly Report. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

        During the most recent fiscal quarter, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of the shareholders of ECC held on June 25, 2003, the following matters received the following votes:

                                              Votes                Votes               Abstentions &
Matter Description                             For                Against            Broker Non-Votes
                                         ----------------      ---------------      --------------------

1.     Election of Directors

            Susan B. Bayh *                  42,944,960        -                    727,435

            Peter A. Lund *                  42,990,063        -                    682,332

            Gary L. Kaseff                   93,199,172        -                    773,243

            Frank V. Sica                    92,386,788        -                    1,585,627

*  Designates Class A Directors elected only by the holders of ECC's Class A Common Stock.

2.     Ratification of auditors              93,122,386        844,759              5,270

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 12.5% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

3.3	Articles of Incorporation of Emmis Operating Company, incorporated by reference from Exhibit 3.4 to the Company's Form S-3/A (File No. 333-62172) filed on June 21, 2001.

3.4	Bylaws of Emmis Operating Company, incorporated by reference from Exhibit 3.5 to the Company's Form S-3/A (File No. 333-62172) filed on June 21, 2001.

10.1	Employment agreement effective as of March 1, 2003, by and between Emmis Operating Company and Gary L. Kaseff.

10.2	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Walter Z. Berger.

10.3	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary L. Kaseff.

10.4	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Randall D. Bongarten.

10.5	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Richard F. Cummings.

10.6	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Michael Levitan.

10.7	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Paul Fiddick.

10.8	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary Thoe.

15	Letter re: unaudited interim financial information.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.3	Certification of Principal Executive Officer of Emmis Operating Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.4	Certification of Principal Financial Officer of Emmis Operating Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July1, 2003, the Company included on Form 8-K its press release announcing its financial results for the three months ended May 31, 2002 and 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: October 15, 2003	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS OPERATING COMPANY

Date: October 15, 2003	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer