Form 10-Q
period 2003-11-30
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2004-01-14
CIK 783005, 1141732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

EMMIS COMMUNICATIONS CORPORATION (Exact name of registrant as specified in its charter)	EMMIS OPERATING COMPANY (Exact name of registrant as specified in its charter)

INDIANA (State of incorporation or organization)	INDIANA (State of incorporation or organization)

0-23264 (Commission file number)	333-62172-13 (Commission file number)

35-1542018 (I.R.S. Employer Identification No.)	35-2141064 (I.R.S. Employer Identification No.)

ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)	ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)

(317) 266-0100 (Registrant’s Telephone Number, Including Area Code)	(317) 266-0100 (Registrant’s Telephone Number, Including Area Code)

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

     Yes      X           No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

     Yes      X           No

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2004, was:

50,322,901	Shares of Class A Common Stock, $.01 Par Value
5,030,002	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

     Emmis Operating Company had 1,000 shares of common stock outstanding as of January 2, 2004 and all of these shares are owned by Emmis Communications Corporation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
1st Amendment to Amended & Restated Agreement
1st Amendment to Amended & Restated Regulations
Letter re: unaudited interim financial information
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders
Emmis Communications Corporation and subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Emmis Communications Corporation and subsidiaries as of November 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended November 30, 2003 and 2002. We have also reviewed the accompanying condensed consolidated balance sheet of Emmis Operating Company (a wholly owned subsidiary of Emmis Communications Corporation) and subsidiaries as of November 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Emmis Communications Corporation and subsidiaries as of February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. We have also audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Emmis Operating Company and subsidiaries as of February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. In our report dated April 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets of Emmis Communications Corporation and subsidiaries and Emmis Operating Company and subsidiaries as of February 28, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 5, 2004

PART I — FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2002	2003	2002	2003

GROSS REVENUES	$179,064	$184,123	$501,270	$526,892
LESS: AGENCY COMMISSIONS	23,520	24,078	65,698	68,777

NET REVENUES	155,544	160,045	435,572	458,115
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	87,781	94,685	260,076	279,965
Corporate expenses, excluding noncash compensation	5,571	6,066	15,750	17,690
Noncash compensation	6,470	5,585	17,600	18,056
Depreciation and amortization	10,738	11,769	32,090	34,728

Total operating expenses	110,560	118,105	325,516	350,439

OPERATING INCOME	44,984	41,940	110,056	107,676

OTHER INCOME (EXPENSE):
Interest expense	(24,468)	(20,919)	(80,611)	(64,863)
Gain (loss) from unconsolidated affiliates	(128)	11	(4,208)	(328)
Loss on debt extinguishment	—	—	(13,506)	—
Gain (loss) on sale of assets	(33)	(95)	8,900	862
Minority interest expense	(110)	(1,352)	(14)	(2,141)
Other income (expense), net	(275)	(517)	886	(232)

Total other income (expense)	(25,014)	(22,872)	(88,553)	(66,702)

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	19,970	19,068	21,503	40,974
PROVISION FOR INCOME TAXES	9,156	7,752	13,419	17,302

INCOME BEFORE ACCOUNTING CHANGE	10,814	11,316	8,084	23,672
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF $102,600 IN 2002	—	—	(167,400)	—

NET INCOME (LOSS)	10,814	11,316	(159,316)	23,672
PREFERRED STOCK DIVIDENDS	2,246	2,246	6,738	6,738

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,568	$9,070	$(166,054)	$16,934

See independent accountants’ review report and accompanying notes.

     In the three months ended November 30, 2002 and 2003, $4.9 million and $4.4 million, respectively of our noncash compensation was attributable to our stations, while $1.6 million and $1.2 million, respectively was attributable to corporate. In the nine months ended November 30, 2002 and 2003, $14.3 million and $14.4 million, respectively of our noncash compensation was attributable to our stations, while $3.3 million and $3.7 million, respectively was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2002	2003	2002	2003

Basic net income (loss) available to common shareholders:
Before accounting change	$0.16	$0.17	$0.03	$0.31
Cumulative effect of accounting change, net of tax	—	—	(3.16)	—

Net income (loss) available to common shareholders	$0.16	$0.17	$(3.13)	$0.31

Basic weighted average common shares outstanding	53,358	54,895	53,019	54,470
Diluted net income (loss) available to common shareholders:
Before accounting change	$0.16	$0.16	$0.02	$0.31
Cumulative effect of accounting change, net of tax	—	—	(3.14)	—

Net income (loss) available to common shareholders	$0.16	$0.16	$(3.12)	$0.31

Diluted weighted average common shares outstanding	53,507	55,252	53,280	54,780

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	November 30,
	2003	2003
	(Note 1)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$12,624
Accounts receivable, net	102,345	123,184
Prepaid expenses	15,596	17,315
Other	25,661	26,290

Total current assets	159,681	179,413
PROPERTY AND EQUIPMENT, NET	223,430	216,088
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,508,886	1,620,159
Goodwill	138,986	162,842
Other intangibles, net	28,861	41,217

Total intangible assets	1,676,733	1,824,218
OTHER ASSETS, NET	56,569	58,677

Total assets	$2,116,413	$2,278,396

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	November 30,
	2003	2003
	(Note 1)	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,526	$34,764
Current maturities of long-term debt	14,912	40,660
Current portion of TV program rights payable	27,424	30,587
Accrued salaries and commissions	14,247	9,584
Accrued interest	11,641	5,857
Deferred revenue	15,805	14,193
Other	8,102	8,270

Total current liabilities	131,657	143,915
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,194,789	1,241,029
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	13,087	9,837
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	29,749
MINORITY INTEREST	721	48,252
OTHER NONCURRENT LIABILITIES	17,065	12,761
DEFERRED INCOME TAXES	22,345	39,031

Total liabilities	1,411,708	1,524,574

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 28, 2003 and November 30, 2003	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 48,874,017 shares at February 28, 2003 and 50,210,632 shares at November 30, 2003	489	502
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,011,348 shares at February 28, 2003 and 5,030,002 shares at November 30, 2003	50	50
Additional paid-in capital	990,770	1,018,350
Accumulated deficit	(269,274)	(252,340)
Accumulated other comprehensive loss	(17,359)	(12,769)

Total shareholders’ equity	704,705	753,822

Total liabilities and shareholders’ equity	$2,116,413	$2,278,396

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,316)	$23,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Cumulative effect of accounting change	167,400	—
Depreciation and amortization	50,020	55,242
Accretion of interest on senior discount notes, including amortization of related debt costs	19,789	19,690
Provision for bad debts	3,189	2,611
Provision for deferred income taxes	13,419	17,302
Noncash compensation	17,600	18,056
Loss on debt extinguishment	13,506	—
Gain on sale of assets	(8,900)	(862)
Other	(7,098)	2,430
Changes in assets and liabilities -
Accounts receivable	(22,060)	(19,450)
Prepaid expenses and other current assets	(6,400)	(3,219)
Other assets	6,281	2,022
Accounts payable and accrued liabilities	(7,542)	(13,840)
Deferred revenue	(402)	(1,658)
Other liabilities	(22,981)	(28,626)

Net cash provided by operating activities	56,505	73,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,035)	(17,718)
Disposals of property and equipment	—	640
Cash paid for acquisitions	—	(118,134)
Proceeds from sale of assets, net	135,500	3,650
Deposits and other	(1,087)	(1,735)

Net cash provided by (used in) investing activities	113,378	(133,297)

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,

	2002	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(291,525)	(70,112)
Proceeds from long-term debt	13,000	128,000
Proceeds from issuance of the Company’s Class A common stock, net of transaction costs	120,239	—
Proceeds from exercise of stock options	6,466	6,612
Preferred stock dividends paid	(6,738)	(6,738)
Premium paid to redeem senior discount notes	(6,678)	—
Purchase of the Company’s Class A common stock	—	(644)
Debt related costs	(2,754)	(646)

Net cash provided by (used in) financing activities	(167,990)	56,472

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,893	(3,455)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079

End of period	$8,255	$12,624

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$55,371	$49,555
Income taxes	630	924
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	18,420	20,005
ACQUISITION OF WBPG-TV:
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

ACQUISITION OF AUSTIN RADIO:
Fair value of assets acquired		$154,867
Cash paid		106,478

Liabilities recorded		$48,389

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2002	2003	2002	2003

GROSS REVENUES	$179,064	$184,123	$501,270	$526,892
LESS: AGENCY COMMISSIONS	23,520	24,078	65,698	68,777

NET REVENUES	155,544	160,045	435,572	458,115
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	87,781	94,685	260,076	279,965
Corporate expenses, excluding noncash compensation	5,571	6,066	15,750	17,690
Noncash compensation	6,470	5,585	17,600	18,056
Depreciation and amortization	10,738	11,769	32,090	34,728

Total operating expenses	110,560	118,105	325,516	350,439

OPERATING INCOME	44,984	41,940	110,056	107,676

OTHER INCOME (EXPENSE):
Interest expense	(18,589)	(14,280)	(60,847)	(45,173)
Gain (loss) from unconsolidated affiliates	(128)	11	(4,208)	(328)
Loss on debt extinguishment	—	—	(4,444)	—
Gain (loss) on sale of assets	(33)	(95)	8,900	862
Minority interest expense	(110)	(1,352)	(14)	(2,141)
Other income (expense), net	(277)	(516)	886	(231)

Total other income (expense)	(19,137)	(16,232)	(59,727)	(47,011)

INCOME BEFORE INCOME TAXES AND ACCOUNTING CHANGE	25,847	25,708	50,329	60,665
PROVISION FOR INCOME TAXES	11,075	10,095	20,680	24,252

INCOME BEFORE ACCOUNTING CHANGE	14,772	15,613	29,649	36,413
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF $102,600 IN 2002	—	—	(167,400)	—

NET INCOME (LOSS)	$14,772	$15,613	$(137,751)	$36,413

See independent accountants’ review report and accompanying notes.

     In the three months ended November 30, 2002 and 2003, $4.9 million and $4.4 million, respectively of our noncash compensation was attributable to our stations, while $1.6 million and $1.2 million, respectively was attributable to corporate. In the nine months ended November 30, 2002 and 2003, $14.3 million and $14.4 million, respectively of our noncash compensation was attributable to our stations, while $3.3 million and $3.7 million, respectively was attributable to corporate.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	February 28,	November 30,
	2003	2003
	(Note 1)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$12,624
Accounts receivable, net	102,345	123,184
Prepaid expenses	15,596	17,315
Other	25,661	26,290

Total current assets	159,681	179,413
PROPERTY AND EQUIPMENT, NET	223,430	216,088
INTANGIBLE ASSETS (NOTE 2):
Indefinite-lived intangibles	1,508,886	1,620,159
Goodwill	138,986	162,842
Other intangibles, net	28,861	41,217

Total intangible assets	1,676,733	1,824,218
OTHER ASSETS, NET	49,040	51,859

Total assets	$2,108,884	$2,271,578

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands, except share data)

	February 28,	November 30,
	2003	2003
	(Note 1)	(Unaudited)

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,526	$34,764
Current maturities of long-term debt	14,912	40,660
Current portion of TV program rights payable	27,424	30,587
Accrued salaries and commissions	14,247	9,584
Accrued interest	11,641	5,857
Deferred revenue	15,805	14,193
Other	6,979	7,147

Total current liabilities	130,534	142,792
LONG-TERM DEBT, NET OF CURRENT MATURITIES	996,945	1,024,204
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	13,087	9,837
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	29,749
MINORITY INTEREST	721	48,252
OTHER NONCURRENT LIABILITIES	17,065	12,761
DEFERRED INCOME TAXES	40,070	63,706

Total liabilities	1,230,466	1,331,301

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized , issued and outstanding 1,000 shares at February 28, 2003 and November 30, 2003	1,027,221	1,027,221
Additional paid-in capital	95,582	123,176
Accumulated deficit	(227,026)	(197,351)
Accumulated other comprehensive loss	(17,359)	(12,769)

Total shareholder’s equity	878,418	940,277

Total liabilities and shareholder’s equity	$2,108,884	$2,271,578

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(137,751)	$36,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Cumulative effect of accounting change	167,400	—
Depreciation and amortization	50,020	55,242
Provision for bad debts	3,189	2,611
Provision for deferred income taxes	20,680	24,252
Noncash compensation	17,600	18,056
Loss on debt extinguishment	4,444	—
Gain on sale of assets	(8,900)	(862)
Other	(8,122)	810
Changes in assets and liabilities -
Accounts receivable	(22,060)	(19,450)
Prepaid expenses and other current assets	(6,400)	(3,219)
Other assets	6,304	2,021
Accounts payable and accrued liabilities	(7,542)	(13,840)
Deferred revenue	(402)	(1,658)
Other liabilities	(22,981)	(28,627)

Net cash provided by operating activities	55,479	71,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,035)	(17,718)
Disposals of property and equipment	—	640
Cash paid for acquisitions	—	(118,134)
Proceeds from sale of assets, net	135,500	3,650
Deposits and other	(1,087)	(1,735)

Net cash provided by (used in) investing activities	113,378	(133,297)

See independent accountants’ review report and accompanying notes.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,

	2002	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(238,102)	(70,112)
Proceeds from long-term debt	13,000	128,000
Distributions to parent	(6,738)	(6,738)
Contributions from parent and other	67,630	7,589
Debt related costs	(2,754)	(646)

Net cash provided by (used in) financing activities	(166,964)	58,093

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,893	(3,455)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079

End of period	$8,255	$12,624

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$55,371	$49,555
Income taxes	630	924
Non-cash financing transactions-
Contribution of parent’s stock issued to employees under stock compensation program and to satisfy accrued incentives	18,420	20,005
ACQUISITION OF WBPG-TV:
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

ACQUISITION OF AUSTIN RADIO:
Fair value of assets acquired		$154,867
Cash paid		106,478

Liabilities recorded		$48,389

See independent accountants’ review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
AND EMMIS OPERATING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2003

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

     In the opinion of Emmis and EOC, respectively, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis and EOC at November 30, 2003 and the results of their operations for the three and nine months ended November 30, 2002 and 2003 and their cash flows for the nine months ended November 30, 2002 and 2003.

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

		Three Months Ended November 30,		Nine Months Ended November 30,

		2002	2003	2002	2003

		(Unaudited)		(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported		$8,568	$9,070	$(166,054)	$16,934
Plus:	Reported stock-based employee
	compensation costs, net of tax	4,011	3,463	10,912	11,195
Less:	Stock-based employee compensation
	costs, net of tax, if fair value method had
	been applied to all awards	5,637	5,885	15,789	18,792

Pro Forma		$6,942	$6,648	$(170,931)	$9,337

Basic EPS:
As Reported		$0.16	$0.17	$(3.13)	$0.31
Pro Forma		$0.13	$0.12	$(3.22)	$0.17
Diluted EPS:
As Reported		$0.16	$0.16	$(3.13)	$0.31
Pro Forma		$0.13	$0.12	$(3.22)	$0.17

     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for options vesting in 2002 and 2003:

	Three Months Ended November 30,		Nine Months Ended November 30,

	2002	2003	2002	2003

Risk-Free Interest Rate:	3.6% — 5.4%	3.6% — 5.4%	3.6% — 5.4%	3.6% — 5.4%
Expected Dividend Yield:	0%	0%	0%	0%
Expected Life (Years):	8.3 — 8.6	8.3 — 8.6	8.3 — 8.6	8.3 — 8.6
Expected Volatility:	57.7% — 58.4%	57.7% — 58.4%	57.7% — 58.4%	57.7% — 58.4%

Advertising Costs

     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had $2.2 million and $1.0 million of these costs deferred as of November 30, 2002 and 2003, respectively.

Basic and Diluted Net Income Per Common Share

     Emmis

     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2002 and 2003 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three and nine months ended November 30, 2002 and 2003 as the effect of its conversion to common stock of 3.7 million shares would be antidilutive.

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

Recent Accounting Pronouncements

     On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, ECC had recorded an extraordinary loss of $11.1 million, net of tax, in the nine months ended November 30, 2002, and EOC had recorded an extraordinary loss of $2.9 million, net of tax, in the nine months ended November 30, 2002, in connection with debt extinguishments. Accordingly, we retroactively reclassified the losses of $13.5 million for ECC and $4.4 million for EOC and the related income tax effects to include them in income from continuing operations.

     On March 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 for its fiscal 2003 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position, results of operations or applicable disclosures.

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company will therefore adopt FIN 46 for its interim report for its quarter ending May 31, 2004. The Company is currently evaluating the impact, if any, of this pronouncement on its future consolidated results of operations and consolidated balance sheets.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150”). SFAS No. 150 requires financial instruments within its scope to be classified as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of SFAS 150 regarding limited life subsidiaries have been deferred indefinitely. These provisions applied to one of our subsidiaries. The settlement value of the minority partner’s interest in our subsidiary was not material at November 30, 2003. Subsequent to the balance sheet date, we sold our interest in the subsidiary.

Note 2. Intangible Assets and Goodwill

     Indefinite-lived Intangibles

     Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but are tested for impairment at least annually. As of November 30, 2003 and February 28, 2003, the carrying amounts of the Company’s FCC licenses were $1,620.2 million and $1,508.9 million, respectively. The increase is attributable to the acquisitions discussed in Note 3.

     Upon adoption of Statement No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date. The Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the three months ended May 31, 2002. Approximately $14.8 million of the charge, net of tax, related to our radio segment and $130.2 million of the charge, net of tax, related to our television segment. The fair value of our FCC licenses used to calculate the impairment charge was determined by management, using an enterprise valuation approach. Enterprise value was determined by applying an estimated market multiple to the station operating income generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation was made to the tangible assets with the residual amount representing the estimated fair value of our indefinite lived intangible assets and goodwill. To the extent the carrying amount of the indefinite-lived intangible exceeded its fair value, the difference was recorded in the statement of operations, as described above. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Throughout our fiscal year ended February 2002, unfavorable economic conditions persisted in the industries in which the Company engages. These conditions caused customers to reduce the amount of advertising dollars spent on the Company’s media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

     Goodwill

     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Upon adoption, the Company completed the two-step impairment test as of March 1, 2002. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of

$13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the three months ended May 31, 2002. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company’s approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002. As of November 30, 2003 and February 28, 2003, the carrying amount of the Company’s goodwill was $162.8 million and $139.0 million, respectively. The increase is attributable to the acquisitions discussed in Note 3. The required impairment tests may result in future periodic write-downs, but the annual impairment test for fiscal 2003, completed in the fourth quarter, did not result in any further write-downs.

     Definite-lived intangibles

     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2003 and November 30, 2003:

	February 28, 2003			November 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	$23,178	$10,993	$12,185	$23,948	$12,365	$11,583
Subscription Lists	12,189	12,176	13	12,189	12,176	13
Lease Rights	11,502	695	10,807	12,190	955	11,235
Customer Lists	7,371	4,336	3,035	22,219	7,340	14,879
Non-Compete Agreements	5,738	5,601	137	5,738	5,631	107
Other	4,211	1,527	2,684	5,549	2,149	3,400

TOTAL	$64,189	$35,328	$28,861	$81,833	$40,616	$41,217

     Total amortization expense from definite-lived intangibles for the three months ended November 30, 2002 and 2003 was $1.8 million and $2.0 million, respectively. Total amortization expense from definite-lived intangibles for the nine months ended November 30, 2002 and 2003 was $5.3 million and $5.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of November 30 , 2003:

Fiscal Year Ended February 28 (29),
2004	$7,287
2005	6,103
2006	5,662
2007	5,459
2008	5,251

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

Credit Facility Amendment

     On June 6, 2003, EOC amended its credit facility to allow for the acquisition of the controlling interest in the Austin partnership, as described below. Specifically, the amendment increased the amount of Investments (as defined in the credit facility) that EOC could make to allow for the investment in the partnership. In addition to permitting the Austin acquisition, the amendment provided additional room under certain financial covenants. More specifically, required decreases in senior leverage and total leverage ratios were delayed from November 30, 2003 to June 1, 2004.

Austin Radio Acquisition

     On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM, (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $23.7 million of goodwill, all of which is deductible for income tax purposes. In addition, Emmis has the option, but not the obligation, to purchase its 49.9% partner’s entire interest in the partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

     For this transaction, the aggregate purchase price, including transaction costs of $1.0 million, was allocated as follows based upon a preliminary appraisal. Material changes to the purchase price allocation are not expected.

Asset Description	Amount	Asset Lives

Accounts receivable	$4,893	Less than one year
Other current assets	85	Less than one year
Land and buildings	757	31.5 years for buildings
Broadcasting equipment	4,031	5 to 7 years
Office equipment	568	5 to 7 years
Vehicles	117	5 to 7 years
Other	176	Various

Total tangible assets	5,649

Customer list	14,619	5 years
Talent contract	456	3.5 years
Lease rights	389	5 to 9 years
Affiliation agreement	189	15 years
FCC license (Indefinite-lived intangible)	103,291	Non-amortizing
Goodwill	23,684	Non-amortizing

Total intangible assets	142,628

Investment and other long-term assets	1,612
Less: minority interest	(47,894)
Less: current liabilities	(495)

Total purchase price	$106,478

Note 4. Pro Forma Financial Information

     Emmis

     Unaudited pro forma summary information is presented below for the three and nine months ended November 30, 2002 and 2003, assuming the following events all had occurred on the first day of the pro forma periods presented below: (a) the acquisition (and related borrowings) of (i) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 and (ii) WBPG-TV in March 2003 and (b) the disposition (and related debt repayment) of (i) KALC-FM and KXPK-FM in May 2002 and (ii) Mira Mobile, a mobile television production company, in June 2003.

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

	Three Months		Nine Months
	Ended November 30,		Ended November 30,

	2002	2003	2002	2003

	(Pro Forma)	(Historical)	(Pro Forma)
	(In thousands, except per share data)
Net revenues	$161,161	$160,045	$450,918	$465,835

Net income before accounting change	$10,908	$11,316	$8,837	$24,545

Net income available to common shareholders before accounting change	$8,662	$9,070	$2,099	$17,807

Net income per share available to common shareholders before accounting change:
Basic	$0.16	$0.17	$0.04	$0.33

Diluted	$0.16	$0.16	$0.04	$0.33

Weighted average shares outstanding:
Basic	53,358	54,895	53,019	54,470
Diluted	53,507	55,252	53,280	54,780

     The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to the Austin acquisition in the nine months ended November 30, 2003.

     EOC

     Unaudited pro forma summary information is presented below for the three and nine months ended November 30, 2002 and 2003, assuming the following events all had occurred on the first day of the pro forma periods presented below: (a) the acquisition (and related borrowings) of (i) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 and (ii) WBPG-TV in March 2003 and (b) the disposition (and related debt repayment) of (i) KALC-FM and KXPK-FM in May 2002 and (ii) Mira Mobile, a mobile television production company, in June 2003.

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

	Three Months		Nine Months
	Ended November 30,		Ended November 30,

	2002	2003	2002	2003

	(Pro Forma)	(Historical)	(Pro Forma)
	(In thousands, except per share data)
Net revenues	$161,161	$160,045	$450,918	$465,835

Net income before accounting change	$14,866	$15,613	$30,402	$37,286

     The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to the Austin acquisition in the nine months ended November 30, 2003.

Note 5. Comprehensive Income (Loss)

     Emmis

     Comprehensive income (loss) was comprised of the following for the three and nine month periods ended November 30, 2002 and 2003:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,

	2002	2003	2002	2003

Net income (loss)	$10,814	$11,316	$(159,316)	$23,672
Translation adjustment	397	880	(8,122)	2,503
Change in fair value of derivative instruments, net of associated tax benefit	1,447	212	1,414	2,087

Total comprehensive income (loss)	$12,658	$12,408	$(166,024)	$28,262

     The majority of the adverse translation adjustment for the nine months ended November 30, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

     EOC

     Comprehensive income (loss) was comprised of the following for the three and nine month periods ended November 30, 2002 and 2003:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,

	2002	2003	2002	2003

Net income (loss)	$14,772	$15,613	$(137,751)	$36,413
Translation adjustment	397	880	(8,122)	2,503
Change in fair value of derivative instruments, net of associated tax benefit	1,447	212	1,414	2,087

Total comprehensive income (loss)	$16,616	$16,705	$(144,459)	$41,003

     The majority of the adverse translation adjustment for the nine months ended November 30, 2002 relates to the foreign currency devaluation in Argentina, where we have a 75% ownership interest in two radio stations.

Note 6. Segment Information

     The Company’s operations are aligned into three business segments: Radio, Television, and Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expenses not allocated to reportable segments. Noncash compensation expense for fiscal 2003 attributable to our stations, previously included in Corporate, has been reclassified to the appropriate business segment for all periods presented.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary, two radio stations located in Argentina (see Note 9), and immaterial operations in Belgium. Total revenues of the radio station in Hungary for the three months ended November 30, 2002 and 2003 were $2.0 million and $2.4 million, respectively, and $6.4 million and $7.7 million for the nine months ended November 30, 2002 and 2003, respectively. The carrying value of long lived assets of this radio station as of November 30, 2002 and 2003 was $5.7 million and $9.0 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the three months ended November 30, 2002 and 2003 were $0.7 million and $1.3 million, respectively. Total revenues of our two radio stations in Buenos Aires, Argentina for the nine months ended November 30, 2002 and 2003 were $1.6 million and $3.2 million, respectively. The carrying value of long lived assets of these radio stations as of November 30, 2002 and 2003 was $4.4 million and $5.2 million, respectively.

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2003 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

     Unless otherwise noted, all information pertaining to segments applies to Emmis and EOC.

Three Months Ended			Publishing
November 30, 2003	Radio	Television	and Other	Corporate	Consolidated

(Unaudited)
Net revenues	$75,528	$63,182	$21,335	$—	$160,045
Station operating expenses, excluding noncash compensation	40,775	37,656	16,254	—	94,685
Corporate expenes, excluding noncash compensation	—	—	—	6,066	6,066
Noncash compensation	1,660	1,985	706	1,234	5,585
Depreciation and amortization	2,591	7,469	202	1,507	11,769

Operating income (loss)	$30,502	$16,072	$4,173	$(8,807)	$41,940

Total assets	$1,057,322	$1,063,606	$82,578	$74,890	$2,278,396

     With respect to EOC, the above information would be identical, except corporate total assets would be $68,072 and consolidated total assets would be $2,271,578.

Three Months Ended			Publishing
November 30, 2002	Radio	Television	and Other	Corporate	Consolidated

(Unaudited)
Net revenues	$65,710	$69,910	$19,924	$—	$155,544
Station operating expenses, excluding noncash compensation	34,285	37,752	15,744	—	87,781
Corporate expenes, excluding noncash compensation	—	—	—	5,571	5,571
Noncash compensation	2,086	2,029	709	1,646	6,470
Depreciation and amortization	1,989	7,141	448	1,160	10,738

Operating income (loss)	$27,350	$22,988	$3,023	$(8,377)	$44,984

Total assets	$897,797	$1,060,321	$81,385	$95,274	$2,134,777

     With respect to EOC, the above information would be identical, except corporate total assets would be $87,513 and consolidated total assets would be $2,127,016.

Nine Months Ended			Publishing
November 30, 2003	Radio	Television	and Other	Corporate	Consolidated

(Unaudited)
Net revenues	$221,284	$179,532	$57,299	$—	$458,115
Station operating expenses, excluding noncash compensation	119,465	111,685	48,815	—	279,965
Corporate expenes, excluding noncash compensation	—	—	—	17,690	17,690
Noncash compensation	6,010	6,119	2,185	3,742	18,056
Depreciation and amortization	6,979	22,588	640	4,521	34,728

Operating income (loss)	$88,830	$39,140	$5,659	$(25,953)	$107,676

Total assets	$1,057,322	$1,063,606	$82,578	$74,890	$2,278,396

     With respect to EOC, the above information would be identical, except corporate total assets would be $68,072 and consolidated total assets would be $2,271,578.

Nine Months Ended			Publishing
November 30, 2002	Radio	Television	and Other	Corporate	Consolidated

(Unaudited)
Net revenues	$198,324	$182,493	$54,755	$—	$435,572
Station operating expenses, excluding noncash compensation	103,793	109,816	46,467	—	260,076
Corporate expenes, excluding noncash compensation	—	—	—	15,750	15,750
Noncash compensation	7,225	5,235	1,858	3,282	17,600
Depreciation and amortization	6,012	21,120	1,497	3,461	32,090

Operating income (loss)	$81,294	$46,322	$4,933	$(22,493)	$110,056

Total assets	$897,797	$1,060,321	$81,385	$95,274	$2,134,777

     With respect to EOC, the above information would be identical, except corporate total assets would be $87,513 and consolidated total assets would be $2,127,016.

Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis Operating Company

     The 8 1/8% senior subordinated notes of EOC are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of EOC (the “Subsidiary Guarantors”). As of February 28, 2003, subsidiaries holding EOC’s interest in its radio stations in Hungary and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). As of November 30, 2003, Subsidiary Non-Guarantors included EOC’s interest in its radio stations in Austin, Texas, Hungary and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the EOC Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2003 and November 30, 2003 and for the three and nine months ended November 30, 2002 and 2003. EOC uses the equity method in its Parent Company Only information with respect to investments in subsidiaries.

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of November 30, 2003
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$320	$8,583	$3,721	$—	$12,624
Accounts receivable, net	—	113,941	9,243	—	123,184
Prepaid expenses	1,000	16,019	296	—	17,315
Other	1,237	24,991	298	(236)	26,290

Total current assets	2,557	163,534	13,558	(236)	179,413
Property and equipment, net	33,858	175,143	7,087	—	216,088
Intangible assets, net	1,084	1,669,715	153,419	—	1,824,218
Investment in affiliates	2,017,733	—	—	(2,017,733)	—
Other assets, net	41,888	18,744	2,338	(11,111)	51,859

Total assets	$2,097,120	$2,027,136	$176,402	$(2,029,080)	$2,271,578

CURRENT LIABILITIES:
Accounts payable	$10,583	$20,064	$5,025	$(908)	$34,764
Current maturities of other long-term debt	40,616	—	400	(356)	40,660
Current portion of TV program rights payable	—	30,587	—	—	30,587
Accrued salaries and commissions	1,045	8,213	326	—	9,584
Accrued interest	5,857	—	—	—	5,857
Deferred revenue	—	14,193	—	—	14,193
Other	2,417	4,194	536	—	7,147

Total current liabilities	60,518	77,251	6,287	(1,264)	142,792
Long-term debt, net of current maturities	1,024,204	—	—	—	1,024,204
Other long-term debt, net of current maturities	41	108	19,771	(10,083)	9,837
TV program rights payable, net of current portion	—	29,749	—	—	29,749
Other noncurrent liabilities	8,374	4,380	7	—	12,761
Minority interest	—	—	48,252	—	48,252
Deferred income taxes	63,706	—	—	—	63,706

Total liabilities	1,156,843	111,488	74,317	(11,347)	1,331,301
SHAREHOLDER’S EQUITY:
Common stock	$1,027,221	$—	$—	$—	$1,027,221
Additional paid-in capital	123,176	—	4,393	(4,393)	123,176
Subsidiary investment	—	1,511,003	132,029	(1,643,032)	—
Retained earnings/(accumulated deficit)	(12,769)	—	(14,689)	14,689	(12,769)
Accumulated other comprehensive loss	(197,351)	404,645	(19,648)	(384,997)	(197,351)

Total shareholder’s equity	$940,277	$1,915,648	$102,085	$(2,017,733)	$940,277

Total liabilities and shareholder’s equity	$2,097,120	$2,027,136	$176,402	$(2,029,080)	$2,271,578

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of February 28, 2003
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$3,885	$5,844	$6,350	$—	$16,079
Accounts receivable, net	—	98,799	3,546	—	102,345
Prepaid expenses	2,016	13,462	118	—	15,596
Other	222	23,249	2,190	—	25,661

Total current assets	6,123	141,354	12,204	—	159,681
Property and equipment, net	35,874	186,004	1,552	—	223,430
Intangible assets, net	3,035	1,661,513	12,185	—	1,676,733
Investment in affiliates	1,874,882	—	—	(1,874,882)	—
Other assets, net	52,373	13,916	926	(18,175)	49,040

Total assets	$1,972,287	$2,002,787	$26,867	$(1,893,057)	$2,108,884

CURRENT LIABILITIES:
Accounts payable	$13,161	$18,530	$7,835	$—	$39,526
Current maturities of other long-term debt	9,976	—	7,151	(2,215)	14,912
Current portion of TV program rights payable	—	27,424	—	—	27,424
Accrued salaries and commissions	3,326	10,746	175	—	14,247
Accrued interest	13,844	—	—	(2,203)	11,641
Deferred revenue	—	15,805	—	—	15,805
Other	3,339	3,640	—	—	6,979

Total current liabilities	43,646	76,145	15,161	(4,418)	130,534
Long-term debt, net of current maturities	996,945	—	—	—	996,945
Other long-term debt, net of current maturities	41	2,412	24,391	(13,757)	13,087
TV program rights payable, net of current portion	—	32,044	—	—	32,044
Minority interest	—	—	721	—	721
Other noncurrent liabilities	13,167	3,898	—	—	17,065
Deferred income taxes	40,070	—	—	—	40,070

Total liabilities	1,093,869	114,499	40,273	(18,175)	1,230,466
SHAREHOLDER’S EQUITY:
Common stock	$1,027,221	$—	$—	$—	$1,027,221
Additional paid-in capital	95,582	—	4,393	(4,393)	95,582
Subsidiary investment	—	1,564,173	20,249	(1,584,422)	—
Retained earnings/(accumulated deficit)	(227,026)	324,115	(23,068)	(301,047)	(227,026)
Accumulated other comprehensive loss	(17,359)	—	(14,980)	14,980	(17,359)

Total shareholder’s equity	$878,418	$1,888,288	$(13,406)	$(1,874,882)	$878,418

Total liabilities and shareholder’s equity	$1,972,287	$2,002,787	$26,867	$(1,893,057)	$2,108,884

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2003
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

Net revenues	$230	$149,481	$10,334	$—	$160,045
Operating expenses:
Station operating expenses, excluding noncash compensation	144	87,836	6,705	—	94,685
Corporate expenses, excluding noncash compensation	6,066	—	—	—	6,066
Noncash compensation	1,234	4,351	—	—	5,585
Depreciation and amortization	1,507	9,020	1,242	—	11,769

Total operating expenses	8,951	101,207	7,947	—	118,105

Operating income (loss)	(8,721)	48,274	2,387	—	41,940

Other income (expense)
Interest expense	(14,139)	(40)	(71)	(30)	(14,280)
Loss from unconsolidated affiliates	11	—	—	—	11
Loss on sale of assets	—	(95)	—	—	(95)
Minority interest expense	—	—	—	(1,352)	(1,352)
Other income (expense), net	(14)	10	328	(840)	(516)

Total other income (expense)	(14,142)	(125)	257	(2,222)	(16,232)

Income (loss) before income taxes and accounting change	(22,863)	48,149	2,644	(2,222)	25,708
Provision (benefit) for income taxes	(8,969)	18,297	767	—	10,095

	(13,894)	29,852	1,877	(2,222)	15,613
Equity in earnings (loss) of subsidiaries	29,507	—	—	(29,507)	—

Net income (loss)	$15,613	$29,852	$1,877	$(31,729)	$15,613

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2002
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

Net revenues	$67	$152,829	$2,648	$—	$155,544
Operating expenses:
Station operating expenses, excluding noncash compensation	(25)	85,401	2,405	—	87,781
Corporate expenses, excluding noncash compensation	5,571	—	—	—	5,571
Noncash compensation	1,646	4,824	—	—	6,470
Depreciation and amortization	1,160	8,843	735	—	10,738

Total operating expenses	8,352	99,068	3,140	—	110,560

Operating income (loss)	(8,285)	53,761	(492)	—	44,984

Other income (expense)
Interest expense	(18,337)	(203)	(210)	161	(18,589)
Loss from unconsolidated affiliates	(3,702)	3,574	—	—	(128)
Loss on debt extinguishment	—	—	—	—	—
Minority interest income (expense)	—	—	—	—	—
Other income (expense), net	198	214	(561)	(271)	(420)

Total other income (expense)	(21,841)	3,585	(771)	(110)	(19,137)

Income (loss) before income taxes, extraordinary loss and accounting change	(30,126)	57,346	(1,263)	(110)	25,847
Provision (benefit) for income taxes	(10,716)	21,791	—	—	11,075

Income (loss) before extraordinary loss and accounting change	(19,410)	35,555	(1,263)	(110)	14,772
Equity in earnings (loss) of subsidiaries	34,182	—	—	(34,182)	—

Net income (loss)	$14,772	$35,555	$(1,263)	$(34,292)	$14,772

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Nine Months Ended November 30, 2003
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

Net revenues	$699	$435,453	$21,963	$—	$458,115
Operating expenses:
Station operating expenses, excluding noncash compensation	488	264,578	14,899	—	279,965
Corporate expenses, excluding noncash compensation	17,690	—	—	—	17,690
Noncash compensation	3,742	14,314	—	—	18,056
Depreciation and amortization	4,521	27,449	2,758	—	34,728

Total operating expenses	26,441	306,341	17,657	—	350,439

Operating income (loss)	(25,742)	129,112	4,306	—	107,676

Other income (expense)
Interest expense	(44,584)	(117)	(1,099)	627	(45,173)
Loss from unconsolidated affiliates	(328)	—	—	—	(328)
Gain on sale of assets	—	862	—	—	862
Minority interest expense	—	—	—	(2,141)	(2,141)
Other income (expense), net	(919)	30	1,498	(840)	(231)

Total other income (expense)	(45,831)	775	399	(2,354)	(47,011)

Income (loss) before income taxes and accounting change	(71,573)	129,887	4,705	(2,354)	60,665
Provision (benefit) for income taxes	(26,390)	49,357	1,285	—	24,252

	(45,183)	80,530	3,420	(2,354)	36,413
Equity in earnings (loss) of subsidiaries	81,596	—	—	(81,596)	—

Net income (loss)	$36,413	$80,530	$3,420	$(83,950)	$36,413

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Nine Months Ended November 30, 2002
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

Net revenues	$523	$427,052	$7,997	$—	$435,572
Operating expenses:
Station operating expenses, excluding noncash compensation	347	252,396	7,333	—	260,076
Corporate expenses, excluding noncash compensation	15,750	—	—	—	15,750
Noncash compensation	3,282	14,318	—	—	17,600
Depreciation and amortization	3,461	26,473	2,156	—	32,090

Total operating expenses	22,840	293,187	9,489	—	325,516

Operating income (loss)	(22,317)	133,865	(1,492)	—	110,056

Other income (expense)
Other income (expense) Interest expense	(59,720)	(656)	(983)	512	(60,847)
Loss from unconsolidated affiliates	(3,702)	(506)	—	—	(4,208)
Loss on debt extinguishment	(4,444)	—	—	—	(4,444)
Gain on sale of assets	—	8,900	—	—	8,900
Minority interest income (expense)	—	—	—	(14)	(14)
Other income (expense), net	837	626	(65)	(512)	886

Total other income (expense)	(67,029)	8,364	(1,048)	(14)	(59,727)

Income (loss) before income taxes, extraordinary loss and accounting change	(89,346)	142,229	(2,540)	(14)	50,329
Provision (benefit) for income taxes	(33,367)	54,047	—	—	20,680

Income (loss) before extraordinary loss and accounting change	(55,979)	88,182	(2,540)	(14)	29,649

Cumulative effect of accounting change, net of tax	(167,400)	(167,400)	—	167,400	(167,400)
Equity in earnings (loss) of subsidiaries	85,628	—	—	(85,628)	—

Net income (loss)	$(137,751)	$(79,218)	$(2,540)	$81,758	$(137,751)

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended November 30, 2003
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,413	$80,530	$3,420	$(83,950)	$36,413
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Depreciation and amortization	7,283	45,201	2,758	—	55,242
Provision for bad debts	—	2,611	—	—	2,611
Provision for deferred income taxes	(26,390)	49,357	1,285	—	24,252
Noncash compensation	3,742	14,314	—	—	18,056
Gain on sale of assets	—	(862)	—	—	(862)
Equity in earnings of subsidiaries	(81,596)	—	—	81,596	—
Other	—	—	(1,544)	2,354	810
Changes in assets and liabilities -				—
Accounts receivable	—	(18,646)	(804)	—	(19,450)
Prepaid expenses and other current assets	1	(2,691)	(529)	—	(3,219)
Other assets	13,453	(11,632)	200	—	2,021
Accounts payable and accrued liabilities	(10,091)	(1,884)	(1,865)	—	(13,840)
Deferred liabilities	—	(1,612)	(46)	—	(1,658)
Other liabilities	(509)	(26,454)	(1,664)	—	(28,627)

Net cash provided (used) by operating activities	(57,694)	128,232	1,211	—	71,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,505)	(14,932)	(281)	—	(17,718)
Disposals of property and equipment	—	640	—	—	640
Cash paid for acquisitions	—	(11,656)	(106,478)	—	(118,134)
Proceeds from sale of assets, net	—	3,650	—	—	3,650
Deposits and other	(1,735)	—	—	—	(1,735)

Net cash used by investing activities	(4,240)	(22,298)	(106,759)	—	(133,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(70,112)	—	—	—	(70,112)
Proceeds from long-term debt	128,000	—	—	—	128,000
Intercompany and ECC	1,127	(103,195)	102,919	—	851
Debt related costs	(646)	—	—	—	(646)

Net cash provided (used) by financing activities	58,369	(103,195)	102,919	—	58,093

DECREASE IN CASH AND CASH EQUIVALENTS	(3,565)	2,739	(2,629)	—	(3,455)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,885	5,844	6,350	—	16,079

End of period	$320	$8,583	$3,721	$—	$12,624

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended November 30, 2002
(Unaudited)

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(137,751)	$(79,218)	$(2,540)	$81,758	$(137,751)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities -
Cumulative effect of accounting change	167,400	167,400	—	(167,400)	167,400
Depreciation and amortization	5,863	42,000	2,157	—	50,020
Provision for bad debts	—	3,189	—	—	3,189
Provision for deferred income taxes	20,680	—	—	—	20,680
Noncash compensation	3,282	14,318	—	—	17,600
Loss on debt extinguishment	4,444	—	—	—	4,444
Gain on sale of assets	—	(8,900)	—	—	(8,900)
Equity in earnings of subsidiaries	(85,628)	—	—	85,628	—
Other	(14)	—	(8,122)	14	(8,122)
Changes in assets and liabilities -
Accounts receivable	—	(22,799)	739	—	(22,060)
Prepaid expenses and other current assets	(873)	(5,589)	62	—	(6,400)
Other assets	2,353	3,685	266	—	6,304
Accounts payable and accrued liabilities	(7,293)	(2,228)	1,979	—	(7,542)
Deferred liabilities	—	(402)	—	—	(402)
Other liabilities	(2,726)	(16,039)	(4,216)	—	(22,981)

Net cash provided (used) by investing activities	(30,263)	95,417	(9,675)	—	55,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,488)	(19,483)	936	—	(21,035)
Proceeds from sale of assets	—	135,500	—	—	135,500
Other	(1,087)	—	—	—	(1,087)

Net cash provided (used) by investing activities	(3,575)	116,017	936	—	113,378

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(238,102)	—	—	—	(238,102)
Proceeds from long-term debt	13,000	—	—	—	13,000
Intercompany	262,804	(211,414)	9,502	—	60,892
Debt related costs	(2,754)	—	—	—	(2,754)

Net cash provided (used) by investing activities	34,948	(211,414)	9,502	—	(166,964)

INCREASE IN CASH AND CASH EQUIVALENTS	1,110	20	763	—	1,893
CASH AND CASH EQUIVALENTS:
Beginning of period	—	4,970	1,392	—	6,362

End of period	$1,110	$4,990	$2,155	$—	$8,255

Note 8. Regulatory, International and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, the implementation of the new rules has been challenged in Federal court and the court has issued an indefinite stay. The stay has prevented the new rules from becoming effective. In addition, Emmis has filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. We cannot predict when or how the court will rule on our petition, or when or how the FCC will rule on our most recent waiver request. In the meantime, we continue to operate both of our stations in Honolulu.

     FCC regulations require most commercial television stations in the United States to be broadcasting in digital format. Fourteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. One station, WVUE, is not broadcasting in digital format and received a formal admonishment from the FCC in November 2003. While WVUE could be issued a monetary fine if it has not commenced digital broadcasting by May 2004, we expect to meet this deadline. The other station that is not broadcasting in digital format, WBPG, is not subject to the usual digital conversion deadlines because it has not yet been assigned a second channel for digital broadcasting. We believe the FCC will assign WBPG a second digital channel and require the station to convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition period in December 2006. In addition, four of our nine satellite stations are not currently broadcasting in digital format. However, we currently have extension requests pending with the FCC and we believe that the continued grant of extensions is appropriate because the delays are largely due to conditions beyond our control. Nonetheless, no assurances can be given that further extensions will be granted. Based upon the FCC’s treatment of various broadcasters whose extension requests have been denied, we believe that the FCC will first issue a formal admonishment to any broadcaster whose extension request is denied and then issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. Thereafter, the FCC could cause the broadcaster to forfeit the station’s digital broadcasting license. We have no reason to believe this will happen to any Emmis station.

     During the quarter ended August 31, 2003, Emmis acquired the rights to provide all the programming and sell all the advertising on radio stations in five cities in the Flanders region of Belgium from a third party for approximately $1 million. Future consideration payable to the seller for these rights is approximately $2 million, payable in euros over six years. The broadcast licenses for these stations were renewed for a period of nine years in December 2003 (see Note 9).

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

Note 9. Subsequent Events

     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations. Five of these licenses are for the stations that Emmis began programming in August 2003 (see Note 8) and the remaining four are for new stations that Emmis will program when they go on the air in the next few months. The licenses are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government.

     On December 23, 2003, Emmis agreed to sell its controlling interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina, to its minority partners for $7 million in cash. The sale is subject to Argentine regulatory approvals and is expected to close during the first half of calendar 2004. Emmis acquired its interest in Votionis in November 1999. In October 2003, we exercised our right to purchase the equity interests of our minority partners. During negotiations with our minority partners, we instead elected to sell our controlling interest. Emmis expects to record a loss from discontinued operations of approximately $11 million in its fiscal quarter ended February 29, 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The loss is entirely attributable to the devaluation of the peso. Votionis has been included in the radio reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising and demand for different types of advertising media; our ability to service our outstanding debt; increased competition in our markets and the broadcasting industry; our ability to attract and secure programming, on-air talent, writers and photographers; inability to obtain necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control; increases in the costs of programming, including on-air talent; inability to grow through suitable acquisitions, including desired radio acquisitions; new or changing regulations of the Federal Communications Commission or other governmental agencies; competition from new or different technologies; war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

     We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We operate the sixth largest publicly traded radio portfolio in the United States based on total listeners. We operate twenty-three FM radio stations and four AM radio stations in the United States that serve the nation’s three largest radio markets of New York City, Los Angeles and Chicago, as well as Austin, Phoenix, St. Louis, Indianapolis and Terre Haute, Indiana. The sixteen television stations we operate serve geographically diverse mid-sized markets in the U.S. as well as the large markets of Portland and Orlando and have a variety of television network affiliations, including five with CBS, five with FOX, three with NBC, one with ABC and two with WB.

     In addition to our domestic broadcasting properties, we operate a news information radio network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, and Country Sampler and related magazines, have a 59.5% interest in a national radio station in Hungary and own 75% of one FM and one AM radio station in Buenos Aires, Argentina and most recently are commencing operations in the Flanders region of Belgium. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing. On December 23, 2003, Emmis entered into an agreement to sell its two radio stations in Argentina.

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

     In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services which can be used by the station in its business operations. The Company generally confines the use of such trade transactions to promotional items or services for which the Company would otherwise have paid cash. In addition, it is the Company’s general policy not to pre-empt advertising spots paid in cash with advertising spots paid in trade.

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

Results of Operations for the Three and Nine Months Ended November 30, 2003 and 2002

Pro forma reconciliation:

     Since March 1, 2002, we have sold two radio stations in Denver,Colorado, acquired a 50.1% controlling interest in six radio stations in Austin, Texas, purchased one television station in Mobile, Alabama and sold a television production company (see Note 4 to the accompanying condensed consolidated financial statements). Our pro forma results are presented as if all the transactions had taken place on March 1, 2002. The following table reconciles actual results to pro forma results.

	Three Months ended		Nine Months ended
	November 30,		November 30,
	2002	2003	2002	2003

Total net revenues:
Reported total net revenues	$155,544	$160,045	$435,572	$458,115
Plus: net revenues from assets acquired	6,283	—	19,103	8,860
Less: net revenues from assets disposed	(666)	—	(3,757)	(1,140)

Pro forma total net revenues	$161,161	$160,045	$450,918	$465,835

Total station operating expenses, excluding noncash compensation:
Reported total station operating expenses, excluding noncash compensation	$87,781	$94,685	$260,076	$279,965
Plus: station operating expenses, excluding noncash compensation from assets acquired	4,203	—	12,202	5,182
Less: station operating expenses, excluding noncash compensation from assets disposed	(526)	—	(2,427)	(944)

Pro forma total station operating expenses, excluding noncash compensation	$91,458	$94,685	$269,851	$284,203

Net revenues:

     Radio net revenues for the three and nine months ended November 30, 2003 increased $9.8 million, or 14.9% and $23.0 million, or 11.6%, respectively. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio net revenues for the three and nine months ended November 30, 2003 would have increased $3.9 million, or 5.5% and $14.7 million, or 6.8%, respectively. We monitor the performance of our stations against the aggregate performance of the markets in which we operate. On a pro forma basis, for the three and nine months ended November 30, 2003, net revenues of our domestic radio stations were up 4.1% and 5.7%, respectively, whereas net revenues in the domestic radio markets in which we operate were up only 3.0% and 3.1%, respectively, based on reports for the periods prepared by Miller, Kaplan, Arase & Co., LLP. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces and higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold in the current period versus the same period in the prior year. Our advertising inventory sellout decreased slightly year over year.

     Television net revenues for the three and nine months ended November 30, 2003 decreased $6.7 million, or 9.6% and $3.0 million, or 1.6%, respectively. On a pro forma basis (assuming the purchase of WBPG-TV and sale of Mira Mobile Television had occurred on March 1, 2002), television net revenues for the three and nine months ended November 30, 2003 would have decreased $6.4 million, or 9.3% and $2.3 million, or 1.3%, respectively. The decrease in television net revenues for the three and nine months ended November 30, 2003 is due to the substantial reduction in net political revenues because there were very few elections in 2003. Net political advertising revenues for the three and nine months ended November 30, 2002 were approximately $13.0 million and $17.3 million, respectively. Net political advertising revenues for the three and nine months ended November 30, 2003 were approximately $1.8 million and $3.2 million, respectively. Despite this decrease in net political revenues, ratings improvements and our commitment to training and developing local sales forces has enabled us to increase our share of local advertising revenues.

     Publishing revenues for the three and nine months ended November 30, 2003 increased $1.4 million, or 7.1% and $2.5 million, or 4.6%, respectively. The national advertising environment continues to be challenging for our publishing division. However, our magazines have been able to overcome shortfalls in national advertising revenues by producing more custom publications and by increasing special advertiser sections in our magazines.

     On a consolidated basis, total net revenues for the three and nine months ended November 30, 2003 increased $4.5 million, or 2.9%, and $22.5 million, or 5.2%, respectively due to the effect of the items described above.

Station operating expenses, excluding noncash compensation:

     Radio station operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2003 increased $6.5 million, or 18.9% and $15.7 million, or 15.1%, respectively. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio station operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2003 would have increased $2.9 million, or 7.8% and $11.3 million, or 9.9%, respectively. The increase relates to higher sales-related costs, higher insurance and health-related costs and higher programming costs.

     Television station operating expenses, excluding noncash compensation, for the three months ended November 30, 2003 decreased $0.1 million, or 0.3%, and increased $1.9 million, or 1.7% for the nine months ended November 30, 2003. On a pro forma basis (assuming the purchase of WBPG-TV and sale of Mira Mobile Television had occurred on March 1, 2002), television station operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2003 would have decreased $0.2 million, or 0.6% and increased $0.8 million, or 0.7%, respectively. Higher programming costs and higher insurance and health-related costs were generally offset by lower sales-related costs.

     Publishing operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2003 increased $0.5 million, or 3.2%, and $2.3 million, or 5.1%, respectively. As previously discussed, our publishing division has replaced lost national advertising revenues with revenues from custom publications and special advertiser sections, which are more expensive to produce due principally to higher editorial and production costs. Our publishing division also experienced higher insurance and health-related costs.

     On a consolidated basis, total station operating expenses, excluding noncash compensation, for the three and nine months ended November 30, 2003 increased $6.9 million, or 7.9% and $19.9 million, or 7.6%, respectively, due to the effect of the items described above.

Noncash compensation expenses:

     Noncash compensation expenses for the three and nine months ended November 30, 2003 were $5.6 million and $18.1 million, respectively, compared to $6.5 million and $17.6 million for the same period of the prior year, a decrease of $0.9 million or 13.7% for the three months ended November 30, 2003, and an increase of $0.5 million or 2.6% for the nine months ended November 30, 2003. The following table summarizes the noncash compensation expense by segment:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2002	2003	2002	2003

Radio	$2,086	$1,660	$7,225	$6,010
Television	2,029	1,985	5,235	6,119
Publishing	709	706	1,858	2,185
Corporate	1,646	1,234	3,282	3,742

Total noncash compensation	$6,470	$5,585	$17,600	$18,056

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches in our 401(k) plans, and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $5.1 million and $4.6 million for the three months ended November 30, 2002 and 2003, respectively, and $13.3 million and $12.9 million for the nine months ended November 30, 2002 and 2003, respectively. Effective March 1, 2003, Emmis elected to double its 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the Company’s profit sharing plan. This resulted in approximately $0.1 million and $1.4 million of additional noncash compensation expense in the three and nine months ended November 30, 2003, respectively, over the same periods in the prior year. The remaining decrease in the three months ended November 30, 2003 is primarily attributable to lower accruals for bonuses to be paid in stock.

Corporate expenses, excluding noncash compensation:

     Corporate expenses, excluding noncash compensation, for the three and nine months ended November 30, 2003 were $6.1 million and $17.7 million, respectively, compared to $5.6 million and $15.8 million for the same periods of the prior year, an increase of $0.5 million or 8.9% and $1.9 million or 12.3%. These costs increased due to higher insurance and health care costs, professional fees associated with evaluating new business opportunities, merit increases, funding for training and diversity initiatives, and higher corporate governance costs.

Depreciation and amortization:

     Radio depreciation and amortization expense for the three months ended November 30, 2003 was $2.6 million compared to $2.0 million for the same period of the prior year, an increase of $0.6 million or 30.3%. Radio depreciation and amortization expense for the nine months ended November 30, 2003 was $7.0 million compared to $6.0 million for the same period of the prior year, an increase of $1.0 million or 16.1%. Substantially all of the increase in radio depreciation and amortization is attributable to our Austin radio acquisition, which closed on July 1, 2003.

     Television depreciation and amortization expense for the three months ended November 30, 2003 was $7.5 million compared to $7.1 million for the same period of the prior year, an increase of $0.4 million or 4.6%. Television depreciation and amortization expense for the nine months ended November 30, 2003 was $22.6 million compared to $21.1 million for the same period of the prior year, an increase of $1.5 million or 7.0%. The increase was mainly attributable to depreciation of digital equipment upgrades.

     Publishing depreciation and amortization expense for the three months ended November, 2003 was $0.2 million compared to $0.4 million for the same period of the prior year, a decrease of $0.2 million or 54.9%. Publishing depreciation and amortization expense for the nine months ended November 30, 2003 was $0.6 million compared to $1.5 million for the same period of the prior year, a decrease of $0.9 million or 57.2%. The decrease was mainly attributable to certain definite-lived intangible assets becoming fully amortized during fiscal 2003.

     Corporate depreciation and amortization expense for the three months ended November 30, 2003 was $1.5 million compared to $1.2 million for the same period of the prior year, an increase of $0.3 million or 29.9%. Corporate depreciation and amortization expense for the nine months ended November 30, 2003 was $4.5 million compared to $3.5 million for the same period of the prior year, an increase of $1.0 million or 30.6%. The increase was mainly attributable to higher depreciation expense related to computer equipment and software purchases over the past twelve months.

     On a consolidated basis, total depreciation and amortization expense for the three months ended November 30, 2003 was $11.8 million compared to $10.7 million for the same period of the prior year, an increase of $1.1 million or 9.6%, due to the effect of the items described above. On a consolidated basis, total depreciation and amortization expense for the nine months ended November 30, 2003 was $34.7 million compared to $32.1 million for the same period of the prior year, an increase of $2.6 million or 8.2%, due to the effect of the items described above.

Operating income:

     Radio operating income for the three months ended November 30, 2003 was $30.5 million compared to $27.4 million for the same period of the prior year, an increase of $3.1 million or 11.5%. Radio operating income for the nine months ended November 30, 2003 was $88.8 million compared to $81.3 million for the same period of the prior year, an increase of $7.5 million or 9.3%. This increase is attributable to higher net revenues, partially offset by higher station operating expenses and depreciation and amortization expense, as discussed above.

     Television operating income for the three months ended November 30, 2003 was $16.1 million compared to $23.0 million for the same period of the prior year, a decrease of $6.9 million or 30.1%. Television operating income for the nine months ended November 30, 2003 was $39.1 million compared to $46.3 million for the same period of the prior year, a decrease of $7.2 million or 15.5%. This decrease was driven by higher noncash compensation expense, higher depreciation and amortization expense, and the reduction in political net revenues, as discussed above.

     Publishing operating income for the three months ended November 30, 2003 was $4.2 million compared to $3.0 million for the same period of the prior year, an increase of $1.2 million or 38.0%. Publishing operating income for the nine months ended November 30, 2003 was $5.7 million compared to $4.9 million for the same period of the prior year, an increase of $0.8 million, or 14.7%. The increase was driven by higher net revenues and lower depreciation and amortization, partially offset by higher station operating expenses, as discussed above.

     On a consolidated basis, total operating income for the three months ended November 30, 2003 was $41.9 million compared to $45.0 million for the same period of the prior year, a decrease of $3.0 million or 6.8%. On a consolidated basis, total operating income for the nine months ended November 30, 2003 was $107.7 million compared to $110.1 million for the same period of the prior year, a decrease of $2.4 million or 2.2%. This decrease principally related to the changes in radio, television and publishing operating income and higher corporate expenses and higher noncash compensation expense, as discussed above.

Interest expense:

     With respect to Emmis, interest expense for the three months ended November 30, 2003 was $20.9 million compared to $24.5 million for the same period of the prior year, a decrease of $3.6 million or 14.5%. Emmis interest expense for the nine months ended November 30, 2003 was $64.9 million compared to $80.6 million for the same period of the prior year, a decrease of $15.7 million or 19.5%. This decrease is attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, and repayments of amounts outstanding under our credit facility and our senior discount notes. The decreased interest rates reflect both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. A portion of the decrease in interest expense is attributable to the expiration of interest rate swap agreements originally entered into in fiscal 2001. These swaps, which began expiring in February 2003, had an original aggregate notional amount of $350.0 million and fixed LIBOR at a weighted-average 4.76%. As of November 30, 2003, we had one remaining outstanding swap contract totaling $40.0 million, which fixed LIBOR at a weighted-average 5.13%. This remaining contract expires in February 2004. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to reduce amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. We reduced our total debt outstanding by $270.6 million during the year ended February 28, 2003.

     With respect to EOC, interest expense for the three months ended November 30, 2003 was $14.3 million compared to $18.6 million for the same period of the prior year, a decrease of $4.3 million or 23.2%. EOC interest expense for EOC for the nine months ended November 30, 2003 was $45.2 million compared to $60.9 million for the same period of the prior year, a decrease of $15.7 million or 25.8%. This decrease is also primarily attributable to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

Income before income taxes and accounting change:

     With respect to Emmis, income before income taxes and accounting change for the three months ended November 30, 2003 was $19.1 million compared to $20.0 million for the same period in the prior year, a decrease of $0.9 million, or 4.5%. Emmis income before income taxes and accounting change for the nine months ended November 30, 2003 was $41.0 million compared to $21.5 million for the same period in the prior year, an increase of $19.5 million, or 90.6%. The decrease in the three months ended November 30, 2003 is mainly attributable to lower operating income, partially offset by lower interest expense, as discussed above. The increase in the nine months ended November 30, 2003 is mainly attributable to a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $13.5 million and loss from unconsolidated affiliates of $4.2 million, all included in the prior year.

     With respect to EOC, income before income taxes and accounting change for the three months ended November 30, 2003 was $25.7 million compared to $25.8 million for the same period in the prior year, a decrease of $0.1 million, or 0.5%. EOC income before income taxes and accounting change for the nine months ended November 30, 2003 was $60.7 million compared to $50.3 million for the same period in the prior year, an increase of $10.4 million, or 20.5%. The increase in the nine months ended November 30, 2003 is mainly attributable to a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $4.4 million and loss from unconsolidated affiliates of $4.2 million, all included in the prior year.

Net income (loss):

     With respect to Emmis, net income was $11.3 million and $23.7 million for the three and nine months ended November 30, 2003, respectively, compared to $10.8 million and a net loss of $159.3 million for the respective periods in the prior year. The increase in net income is mainly attributable to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $13.5 million and loss from unconsolidated affiliates of $4.2 million, all included in the prior year, all net of tax.

     With respect to EOC, net income was $15.6 million and $36.4 million for the three and nine months ended November 30, 2003, respectively, compared to $14.8 million and a net loss of $137.8 million for the respective periods in the prior year. The increase in net income is mainly attributable to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $4.4 million and loss from unconsolidated affiliates of $4.2 million, all included in the prior year, all net of tax.

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

     At November 30, 2003, we had cash and cash equivalents of $12.6 million and net working capital for Emmis and EOC of $35.5 million and $36.6 million, respectively. At February 28, 2003, we had cash and cash equivalents of $16.1 million and net working capital for Emmis and EOC of $28.0 million and $29.1 million, respectively. The increase in net working capital primarily relates to higher receivables due to the seasonality of the business, and lower accrued salaries and commissions since year-end bonuses that were accrued as of February 28, 2003 were paid shortly after year-end.

     Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change will result in an $8 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years.

   Operating Activities

     With respect to Emmis, net cash flows provided by operating activities were $73.4 million for the nine months ended November 30, 2003 compared to $56.5 million for the same period of the prior. With respect to EOC, net cash flows provided by operating activities were $71.7 million for the nine months ended November 30, 2003 compared to $55.5 million for the same period of the prior year. The increase in cash flows provided by operating activities for the nine months ended November 30, 2003 as compared to the same period in the prior year is due to our increase in net revenues less station operating expenses and corporate expenses, partially offset by the payment of fiscal 2003 year-end bonuses. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

   Investing Activities

     Cash flows used in investing activities for both Emmis and EOC were $133.3 million for the nine months ended November 30, 2003 compared to cash provided by investing activities of $113.4 million in the same period of the prior year. This decrease is primarily attributable to our purchase of a controlling interest in six radio stations in Austin as well as a television station in Mobile in the nine months ended November 30, 2003 as opposed to our sale of two radio stations in Denver in the nine months ended November 30, 2003, partially offset by a reduction in capital expenditures in the nine months ended November 30, 2003 over the same period in the prior year. Investment activities include capital expenditures and business acquisitions and dispositions.

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

     As discussed in Note 3 to the accompanying condensed consolidated financial statements, on July 1, 2003, Emmis effectively acquired, for a purchase price of $106.5 million, a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. The acquisition was financed through borrowings under our credit facility and was accounted for as a purchase. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the nine month periods ended November 30, 2003 and 2002, we had capital expenditures of $17.7 million and $21.0 million, respectively. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $6 million in fiscal 2004 for the conversion to digital television. Although we expect that substantially all of our stations will broadcast a digital signal by the end of our fiscal 2004, we will incur approximately $8 million of additional costs, after fiscal 2004, to upgrade the digital signals of three of our local stations and four of our satellite stations. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

   Financing Activities

     Cash flows provided by financing activities for Emmis and EOC were $56.5 million and $58.1 million for the nine months ended November 30, 2003. Cash flows used in financing activities for Emmis and EOC were $168.0 million and $167.0 million, respectively, for the same period of the prior year. Proceeds from long-term debt of $128.0 million in fiscal 2004 were used to finance the acquisitions of WBPG-TV and the Austin radio stations, as discussed above in Investing Activities. Payments on long-term debt of $70.1 million in fiscal 2004 were generated from cash flows from operations.

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

     As of November 30, 2003, EOC had $1,064.8 million of long-term corporate indebtedness outstanding under its credit facility ($764.8 million) and senior subordinated notes ($300.0 million), and an additional $9.8 million of other indebtedness. As of November 30, 2003, total indebtedness outstanding for Emmis included all of EOC’s indebtedness as well as $216.8 million of senior discount notes. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2003, our weighted average borrowing rate under our credit facility was approximately 3.61% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 6.17%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 4.88%.

     The debt service requirements of EOC over the next twelve month period (net of interest under our credit facility) are expected to be $65.0 million. This amount is comprised of $24.4 million for interest under our senior subordinated notes and $40.6 million for repayment of term notes under our credit facility. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

     At January 2, 2004 we had $160.0 million available under our credit facility, less $2.5 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In connection with the acquisition of a controlling interest in six radio stations in Austin effective July 1, 2003, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

     Emmis has explored the possibility of separating its radio and television businesses into two publicly traded companies. Emmis continues to monitor the operating environment and evaluate the possibility of effecting a separation. Emmis would like to effect the separation in connection with a significant acquisition of either radio or television properties. However, a potential separation is not dependent upon the occurrence of such an event.

Intangibles

     At November 30, 2003, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncements

     On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, ECC had recorded an extraordinary loss of $11.1 million, net of tax, in the nine months ended November 30, 2002, and EOC had recorded an extraordinary loss of $2.9 million, net of tax, in the nine months ended November 30, 2002, in connection with debt extinguishments. Accordingly, we retroactively reclassified the losses of $13.5 million for ECC and $4.4 million for EOC and the related income tax effects to include them in income from continuing operations.

     On March 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of FIN 45 for its fiscal 2003 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position, results of operations or applicable disclosures.

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company will therefore adopt FIN 46 for its interim report for its quarter ending May 31, 2004. The Company is currently evaluating the impact, if any, of this pronouncement on its future consolidated results of operations and consolidated balance sheets.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires financial instruments within its scope to be classified as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of SFAS 150 regarding limited life subsidiaries have been deferred indefinitely. These provisions applied to one of our subsidiaries. The settlement value of the minority partner’s interest in our subsidiary was not material at November 30, 2003. Subsequent to the balance sheet date, we sold our interest in the subsidiary.

Regulatory, International and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, the implementation of the new rules has been challenged in Federal court and the court has issued an indefinite stay. The stay has prevented the new rules from becoming effective. In addition, Emmis has filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. We cannot predict when or how the court will rule on our petition, or when or how the FCC will rule on our most recent waiver request. In the meantime, we continue to operate both of our stations in Honolulu.

     FCC regulations require most commercial television stations in the United States to be broadcasting in digital format. Fourteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. One station, WVUE, is not broadcasting in digital format and received a formal admonishment from the FCC in November 2003. While WVUE could be issued a monetary fine if it has not commenced digital broadcasting by May 2004, we expect to meet this deadline. The other station that is not broadcasting in digital format, WBPG, is not subject to the usual digital conversion deadlines because it has not yet been assigned a second channel for digital broadcasting. We believe the FCC will assign WBPG a second digital channel and require the station to convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition period in December 2006. In addition, four of our nine satellite stations are not currently broadcasting in digital format. However, we currently have extension requests pending with the FCC and we believe that the continued grant of extensions is appropriate because the delays are largely due to conditions beyond our control. Nonetheless, no assurances can be given that further extensions will be granted. Based upon the FCC’s treatment of various broadcasters whose extension requests have been denied, we believe that the FCC will first issue a formal admonishment to any broadcaster whose extension request is denied and then issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. Thereafter, the FCC could cause the broadcaster to forfeit the station’s digital broadcasting license. We have no reason to believe this will happen to any Emmis station.

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

     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations. Five of these licenses are for the stations that Emmis began programming in August 2003 (see Note 8 to the accompanying condensed consolidated financial statements) and the remaining four are for new stations that Emmis will program when they go on the air in the next few months. The licenses are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government.

     On December 23, 2003, Emmis agreed to sell its controlling interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina, to its minority partners for $7 million in cash. The sale is subject to Argentine regulatory approvals and is expected to close during the first half of calendar 2004. Emmis acquired its interest in Votionis in November 1999. In October 2003, we exercised our right to purchase the equity interests of our minority partners. During negotiations with our minority partners, we instead elected to sell our controlling interest. Emmis expects to record a loss from discontinued operations of approximately $11 million in its fiscal quarter ended February 29, 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The loss is entirely attributable to the devaluation of the peso. Votionis has been included in the radio reporting segment.

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

Item 4. Controls and Procedures

Quarterly Evaluation of the Companies’ Disclosure Controls

     As of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 12.5% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

3.3	Articles of Incorporation of Emmis Operating Company, incorporated by reference from Exhibit 3.4 to the Company’s Form S-3/A (File No. 333-62172) filed on June 21, 2001.

3.4	Bylaws of Emmis Operating Company, incorporated by reference from Exhibit 3.5 to the Company’s Form S-3/A (File No. 333-62172) filed on June 21, 2001.

10.1	First Amendment to Amended and Restated Agreement of Limited Partnership of Emmis Austin Radio Broadcasting Company, L.P.

10.2	First Amendment to Amended and Restated Regulations of Radio Austin Management, L.L.C.

15	Letter re: unaudited interim financial information.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.3	Certification of Principal Executive Officer of Emmis Operating Company pursuant to Rule 13a-14(a) under the Exchange Act.

31.4	Certification of Principal Financial Officer of Emmis Operating Company pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On September 30, 2003, the Company included on Form 8-K its press release announcing its financial results for the three and nine months ended August 31, 2002 and 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 14, 2004	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS OPERATING COMPANY

Date: January 14, 2004	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer