Form 10-K/A
period 2003-02-28
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2004-05-14
CIK 783005, 1141732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for
the Fiscal Year Ended February 28, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from to .

EMMIS COMMUNICATIONS CORPORATION (Exact name of registrant as specified in its charter)	EMMIS OPERATING COMPANY (Exact name of registrant as specified in its charter)

INDIANA (State of incorporation or organization)	INDIANA (State of incorporation or organization)

0-23264 (Commission file number)	333-62172-13 (Commission file number)

35-1542018 (IRS Employer Identification No.)	35-2141064 (IRS Employer Identification No.)

ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)	ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)

(317) 266-0100 (Registrant’s Telephone Number, Including Area Code)	(317) 266-0100 (Registrant’s Telephone Number, Including Area Code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Class A common stock, $.01 par value; 6.25% Series A Cumulative Convertible Preferred Stock, $.01 par value.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☒ No ☐.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2002, the Registrant’s most recently-completed second fiscal quarter, was approximately $738,955,000.

     The number of shares outstanding of each of the registrant’s classes of common stock, as of April 25, 2003, was:

49,134,869	Class A Common Shares, $.01 par value
5,030,002	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value

     Emmis Operating Company has 1,000 shares of common stock outstanding as of April 30, 2003, and all of these shares are owned by Emmis Communications Corporation.

     Explanatory Note:

     This Amendment No. 1 to the Emmis Communication Corporation and Emmis Operating Company joint Annual Report on Form 10-K for the fiscal year ended February 28, 2003 is being filed on Form 10-K/A solely to provide further clarity and to ensure the completeness of the registrants’ disclosure with respect to Item 9A (formerly Item 14) “Control and Procedures.”

     Except as noted above, the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, remains as originally filed with the Securities and Exchange Commission on May 14, 2003.

ii

iii

PART I — FINANCIAL INFORMATION

ITEM 9A (formerly 14) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the fiscal year covered by this annual report, the registrants evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2003 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     During the last fiscal quarter covered by this annual report, there were no changes in the registrants’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

     It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

1

PART II. — OTHER INFORMATION

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

     The following exhibits are being filed as part of this Annual Report on Form 10-K/A:

31.1	Certification of Jeffrey H. Smulyan as Chairman of the Board, President and Chief Executive Officer of Emmis Communications Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter Z. Berger as Executive Vice President, Chief Financial Officer and Treasurer of Emmis Communications Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Jeffrey H. Smulyan as Chairman of the Board, President and Chief Executive Officer of Emmis Operating Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Walter Z. Berger as Executive Vice President, Chief Financial Officer and Treasurer of Emmis Operating Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey H. Smulyan as Chairman of the Board, President and Chief Executive Officer of Emmis Communications Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Walter Z. Berger as Executive Vice President and Chief Financial Officer of Emmis Communications Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Jeffrey H. Smulyan as Chairman of the Board, President and Chief Executive Officer of Emmis Operating Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Walter Z. Berger as Executive Vice President and Chief Financial Officer of Emmis Operating Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

     None.

2

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Date: May 14, 2004		Chairman of the Board

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS OPERATING COMPANY
	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board
Date: May 14, 2004

4