Form 10-Q/A
period 2003-05-31
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2004-05-14
CIK 783005, 1141732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

EMMIS COMMUNICATIONS CORPORATION (Exact name of registrant as specified in its charter)	EMMIS OPERATING COMPANY (Exact name of registrant as specified in its charter)

INDIANA (State of incorporation or organization)	INDIANA (State of incorporation or organization)

0-23264 (Commission file number)	333-62172-13 (Commission file number)

35-1542018 (I.R.S. Employer Identification No.)	35-2141064 (I.R.S. Employer Identification No.)

ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)	ONE EMMIS PLAZA 40 MONUMENT CIRCLE SUITE 700 INDIANAPOLIS, INDIANA 46204 (Address of principal executive offices)

(317) 266-0100 (Registrants’ Telephone Number, Including Area Code)	(317) 266-0100 (Registrants’ Telephone Number, Including Area Code)

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

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of stock, as of July 7, 2003, was:

49,336,383	Shares of Class A Common Stock, $.01 Par Value
5,030,002	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

     Emmis Operating Company had 1,000 shares of common stock outstanding as of July 7, 2003 and all of these shares are owned by Emmis Communications Corporation.

     Explanatory Note:

     This Amendment No. 1 to the Emmis Communication Corporation and Emmis Operating Company joint Quarterly Report on Form 10-Q for the period ended May 31, 2003 is being filed on Form 10-Q/A solely to provide further clarity and to ensure the completeness of the registrants’ disclosure with respect to Item 4 “Control and Procedures” and to file revised certifications for the Principal Executive Officer and the Principal Financial Officer with respect to Section 302 of the Sarbanes-Oxley Act.

     Except as noted above, the registrants’ Quarterly Report on Form 10-Q for the period ended May 31, 2003, remains as originally filed with the Securities and Exchange Commission on July 15, 2003.

-ii-

TABLE OF CONTENTS

		PAGE
	PART I -- FINANCIAL INFORMATION
Item 4.	Controls and Procedures	1
	PART II -- OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	2

iii

PART I — FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the registrant evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2003 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this quarterly report, there were no changes in the registrants’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.

It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

     The following exhibits are being filed as part of this Quarterly Report on Form 10-Q/A:

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

     None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Emmis Communications Corporation

BY:	/s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President (Authorized Corporate
Officer), Chief Financial Officer and Treasurer

Date May 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emmis Opertaing Company
Date: Date May 14, 2004
	By:	/s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President (Authorized Corporate
Officer), Chief Financial Officer and Treasurer