Form 10-Q/A
period 2003-11-30
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2004-05-14
CIK 783005, 1141732

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

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of stock, as of January 2, 2004, was:

50,322,901	Shares of Class A Common Stock, $.01 Par Value
5,030,002	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

     Emmis Operating Company had 1,000 shares of common stock outstanding as of January 2, 2004 and all of these shares are owned by Emmis Communications Corporation.

     Explanatory Note:

     This Amendment No. 1 to the Emmis Communication Corporation and Emmis Operating Company joint Quarterly Report on Form 10-Q for the period ended November 30, 2003 is being filed on Form 10-Q/A solely to provide further clarity and to ensure the completeness of the registrants’ disclosure with respect to Item 4 “Control and Procedures.”

     Except as noted above, the registrants’ Quarterly Report on Form 10-Q for the period ended November 30, 2003, remains as originally filed with the Securities and Exchange Commission on January 14, 2004.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2003 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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