Form 10-K
period 2004-02-29
EMMIS COMMUNICATIONS CORP; EMMIS OPERATING CO
filed 2004-05-14
CIK 783005, 1141732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended February 29, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______.

EMMIS COMMUNICATIONS CORPORATION	EMMIS OPERATING COMPANY
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

INDIANA	INDIANA
(State of incorporation or organization)	(State of incorporation or organization)

0-23264	333-62172-13
(Commission file number)	(Commission file number)

35-1542018	35-2141064
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

ONE EMMIS PLAZA	ONE EMMIS PLAZA
40 MONUMENT CIRCLE	40 MONUMENT CIRCLE
SUITE 700	SUITE 700
INDIANAPOLIS, INDIANA 46204	INDIANAPOLIS, INDIANA 46204
(Address of principal executive offices)	(Address of principal executive offices)

(317) 266-0100	(317) 266-0100
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Class A common stock, $.01 par value of Emmis Communications Corporation; 6.25% Series A Cumulative Convertible Preferred Stock, $.01 par value of Emmis Communications Corporation.

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2003, the Registrant’s most recently-completed second fiscal quarter, was approximately $1,042,248.

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of April 30, 2004, was:

51,095,435	Class A Common Shares, $.01 par value
4,838,920	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value

     Emmis Operating Company has 1,000 shares of common stock outstanding as of April 30, 2004, and all of these shares are owned by Emmis Communications Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2004 Annual Meeting	Part III

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
AND EMMIS OPERATING COMPANY AND SUBSIDIARIES

FORM 10-K

Page
PART I	4
Item 1. Business	4
Item 2. Properties	20
Item 3. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	23
PART II	23
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	23
Item 6. Selected Financial Data	25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	57
Item 8. Financial Statements and Supplementary Data	59
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116
Item 9A. Controls and Procedures	116
PART III	116
Item 10. Directors and Executive Officers of the Registrant	116
Item 11. Executive Compensation	117
Item 12. Security Ownership of Certain Beneficial Owners, and Management, and Related Stockholder Matters	117
Item 13. Certain Relationships and Related Transactions	117
Item 14. Principal Accountant Fees and Services	117
PART IV	117
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	117
Signatures	122
Supplemental Indenture
Supplemental Indenture
Indenture dated May 10, 2004
Revolving Credit and Term Loan Agreement
Registration Rights Agreement
Aircraft Time Sharing Agreement
Tax Sharing Agreement
Subsidiaries
Consent of Accountants
Powers of Attorney
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer

PART I

ITEM 1. BUSINESS.

GENERAL

     We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We operate the ninth largest publicly traded radio portfolio in the United States based on total listeners. We own and operate six FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate seventeen FM and four AM radio stations with strong positions in Phoenix, St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN. We also own and operate a leading portfolio of television stations covering geographically diverse mid-sized markets in the U.S., as well as the large markets of Portland and Orlando. The sixteen television stations we own and operate have a variety of network affiliations: five with CBS, five with FOX, three with NBC, one with ABC and two with WB.

     Our focus is on maintaining our leadership position in broadcasting by continuing to enhance the operating performance of our broadcast properties, and by acquiring underdeveloped properties that offer the potential for significant improvements through the application of our operational expertise. We have created top performing radio stations that rank, in terms of primary demographic target audience share, among the top ten stations in the New York, Los Angeles and Chicago radio markets according to the Fall 2003 Arbitron Survey. We believe that this strong large market radio presence and our diversity of station formats make us attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser. We seek to be the largest local television presence in our television markets by combining network-affiliated programming with leading local news. We have created television stations with a strong local “brand” within the station’s market, allowing viewers and advertisers to identify with the station while building the station’s franchise value. We have generally improved the profitability of our television stations since our acquisition of them by applying the focused research and marketing techniques we utilize successfully in our radio operations and by concentrating our sales efforts locally.

     In addition to our domestic radio and TV broadcasting properties, we operate a news information radio network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati and Country Sampler and related magazines, and operate an international radio business. Internationally, we operate nine FM radio stations in the Flanders region of Belgium, have a 59.5% interest in a national top-ranked radio station in Hungary, and own 75% of one FM and one AM radio station in Buenos Aires, Argentina. In December 2003, we agreed to sell our radio stations in Buenos Aires, Argentina and expect the transaction to close in our fiscal quarter ended May 31, 2004. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

     The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”) and to Emmis Operating Company and its subsidiaries (collectively “EOC”). EOC became a wholly owned subsidiary of ECC in connection with the Company’s reorganization (see Note 1c. to our consolidated financial statements) on June 22, 2001. Unless otherwise noted, all disclosures contained in this Form 10-K apply to Emmis and EOC.

BUSINESS STRATEGY

     We are committed to maintaining our leadership position in broadcasting, enhancing the performance of our broadcast and publishing properties, and distinguishing ourselves through the quality of our operations. Our strategy is focused on the following operating principles:

Develop Innovative Local Programming. We believe that knowledge of local markets and innovative programming developed to target specific demographic groups are the most important determinants of individual radio and television station success. We conduct extensive market research to identify underserved segments of our markets and to assure that we are meeting the needs of our target audience. Utilizing the research results, we concentrate on providing a focused programming format carefully tailored to the demographics of our markets and our audiences’ preferences. Our local sales force has capitalized on our local presence to increase the percentage of our net revenues from local advertising. Historically, local advertising revenues have been a more stable revenue source for the broadcast industry and we believe local sales will continue to be less susceptible to economic swings than national sales.

Focus Our Sales And Marketing Efforts. We design our local and national sales efforts based on advertiser demand and our programming compared to the competitive formats within each market. We provide our sales force with extensive training and the technology for sophisticated inventory management techniques, which provide frequent price adjustments based on regional and market conditions. Our sales philosophy is to maintain the price integrity of our available inventory. We will accept a lower sell-out percentage in periods of weak advertiser demand instead of cutting price to fill all available inventory. Additional company resources have been allocated to locate, hire, train and retain top sales people. Under the Emmis Sales Assault Plan, a company-wide initiative geared toward attracting and developing sales leaders in the radio, television and magazine industries, we have added and trained scores of sales people to our workforce in the last two fiscal years, which was incremental to hirings in the normal course of business. As a result, we have significantly increased our share of local television revenues and maintained our share of local radio revenues, despite direct format attacks from competitors in our New York and Chicago markets.

Develop Strong Local Identities For Our Television Stations. We strive to create television stations with a strong local “brand” within the station’s market, allowing viewers and advertisers to identify with the station while building the station’s franchise value. We believe that aggressive promotion and strong local station management, strategies which we have found successful in our radio operations, are critical to the creation of strong local television stations as well. Additionally, we believe that the production and broadcasting of local news and events programming can be an important link to the community and an aid to the station’s efforts to expand its viewership. Local news and events programming can provide access to advertising sources targeted specifically to the local or regional community. We believe that strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

Pursue Strategic Acquisitions. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We have been successful in acquiring these types of media properties and improving their ratings, revenues and cash flow with our marketing focus and innovative programming expertise. We intend to continue to selectively acquire media properties in desirable markets to create value by developing those properties to increase their cash flow. We find underdeveloped properties particularly attractive because they offer greater potential for revenue and cash flow growth than mature properties through the application of our operational experience.

Encourage A Performance-Based, Entrepreneurial Management Approach. We believe that broadcasting is primarily a local business and that much of its success is the result of the efforts of regional and local management and staff. We have attracted and retained an experienced team of broadcast professionals who understand the viewing and listening preferences, demographics and competitive opportunities of their particular market. Our decentralized approach to station management gives local management oversight of station spending, long-range planning and resource allocation at their individual stations, and rewards all employees based on those stations’ performance. In addition, we encourage our managers and employees to own a stake in the company, and most of our full-time employees have an equity ownership position in Emmis. We believe that our performance-based, entrepreneurial management approach has created a distinctive corporate culture, making Emmis a highly desirable employer in the broadcasting industry and significantly enhancing our ability to attract and retain experienced and highly motivated employees and management.

RADIO STATIONS

     In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from BIA’s Investing in Radio 2004 (1st Edition). “Ranking in Primary Demographic Target” is the ranking of the station among all radio stations in its market based on the Fall 2003 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY	STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC	AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET	SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop/R&B	18-34	1	5.1
KZLA-FM		Country	25-54	12	2.6
New York, NY	2
WQHT-FM		Hip-Hop	18-34	1	4.7
WRKS-FM		Classic Soul / Today's R&B	25-54	3	4.4
WQCD-FM		Smooth Jazz	25-54	8t	3.5
Chicago, IL	3
WKQX-FM		Alternative Rock	18-34	6	2.0
Phoenix, AZ	14
KKFR-FM		Rythmic CHR	18-34	4	4.0
KTAR-AM		News/Talk/Sports	35-64	7	4.3
KKLT-FM		Adult Contemporary	25-54	12	3.0
KMVP-AM		Sports	25-54	23	1.2
St. Louis, MO	20
KPNT-FM		Alternative Rock	18-34	1	4.8
KIHT-FM		Classic Hits	25-54	2t	4.1
KSHE-FM		Album Oriented Rock	25-54	4t	4.6
WRDA-FM		New Standards	25-54	15	1.6
KFTK-FM		Talk	25-54	19	1.5
Indianapolis, IN	31
WIBC-AM		News/Talk/Sports	35-64	4	6.0
WNOU-FM		CHR	18-34	5	5.0
WYXB-FM		Soft Adult Contemporary	25-54	5t	4.6
WENS-FM		Adult Contemporary	25-54	13t	1.7
Austin, TX	37
KDHT-FM		Rythmic CHR	18-34	1	5.5
KLBJ-AM		News/Talk	25-54	3	6.0
KLBJ-FM		Album Oriented Rock	25-54	4	4.5
KGSR-FM		Adult Alternative	25-54	5	3.9
KROX-FM		Alternative Rock	18-34	7t	2.7
KEYI-FM		Oldies	25-54	10	3.4
Terre Haute, IN	223
WTHI-FM		Country	25-54	1	20.8
WWVR-FM		Classic Rock	25-54	3	9.2

In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we operate nine FM radio stations in the Flanders region of Belgium, have a 59.5% interest in a national top-ranked radio station in Hungary, and own 75% of one FM and one AM radio station in Buenos Aires, Argentina. In December 2003, we agreed to sell our radio stations in Buenos Aires, Argentina and expect the transaction to close in our fiscal quarter ended May 31, 2004. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

TELEVISION STATIONS

     In the following table, “DMA Rank” is estimated by the A.C. Nielsen Company (“Nielsen”) as of January 2004. Rankings are based on the relative size of a station’s market among the 210 generally recognized Designated Market Areas (“DMAs”), as defined by Nielsen. “Number of Stations in Market” represents the number of television stations (“Reportable Stations”) designated by Nielsen as “local” to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 9:00 a.m. to midnight time period. “Station Rank” reflects the station’s rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during February 2004. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

				NUMBER OF		STATION
TELEVISION	METROPOLITAN	DMA	AFFILIATION/	STATIONS	STATION	AUDIENCE	AFFILIATION
STATION	AREA SERVED	RANK	CHANNEL	IN MARKET	RANK	SHARE	EXPIRATION
WKCF-TV	Orlando, FL	20	WB/18	5	5	5	December 31, 2009
KOIN-TV	Portland, OR	24	CBS/6	6	2	12	September 18, 2006
WVUE-TV	New Orleans, LA	42	Fox/8	6	3	9	March 5, 2006
KRQE-TV	Albuquerque, NM	49	CBS/13	6	2t	10	September 18, 2006
WALA-TV	Mobile, AL/
	Pensacola, FL	62	Fox/10	5	4	9	August 24, 2006
WBPG-TV	Mobile, AL/
	Pensacola, FL	62	WB/55	5	N/A	2	August 31, 2006
WSAZ-TV	Huntington, WV/
	Charleston, WV	63	NBC/3	4	1	21	January 1, 2009
KSNW-TV	Wichita, KS	67	NBC/3	5	2	14	January 1, 2009
WLUK-TV	Green Bay, WI	68	Fox/11	4	4	9	November 1, 2005
WFTX-TV	Fort Myers, FL	70	Fox/36	5	4	6	N/A
KGUN-TV	Tucson, AZ	71	ABC/9	6	3	12	February 6, 2005
KHON-TV(1)	Honolulu, HI	72	Fox/2	5	1	15	August 2, 2006
KGMB-TV(1)	Honolulu, HI	72	CBS/9	5	2	14	September 18, 2006
KMTV-TV	Omaha, NE	77	CBS/3	5	2	15	September 18, 2006
KSNT-TV	Topeka, KS	137	NBC/27	4	2	13	January 1, 2009
WTHI-TV	Terre Haute, IN	148	CBS/10	3	1	23	December 31, 2005

(1)	We are currently operating KGMB-TV under a temporary waiver issued by the FCC. We may be required to sell one of these stations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

     Emmis also owns and operates nine satellite stations that primarily re-broadcast the signal of certain of our local stations. A local station and its satellite station are considered one station for FCC and multiple ownership purposes, provided that the stations are in the same market.

     Each of our television stations is affiliated with CBS, NBC, ABC, Fox or WB (each a “Network”) pursuant to a written network affiliation agreement, except WFTX in Ft. Myers, FL, which is affiliated with Fox pursuant to an oral affiliation agreement. Each affiliation agreement provides the affiliated television station with the right to rebroadcast all programs transmitted by the Network with which the television station is affiliated. In return, the Network has the right to sell a substantial portion of the advertising time during such broadcasts.

     The long established Networks (ABC, CBS and NBC) have historically paid the affiliated station to broadcast the Network’s programming. This Network compensation payment used to vary depending on the time of day that a station broadcast the Network programming. Typically, prime-time programming generated the highest hourly Network compensation payments. In the recent years, however, ABC, CBS and NBC have begun to eliminate or sharply reduce compensation payments to stations for clearance of Network programming. In some cases, Networks have undertaken to cut compensation when a station is to be sold and the affiliation agreement is to be assigned or transferred, or when an old affiliation agreement has expired. The more recently established Networks (Fox and WB) generally pay little or no cash compensation for the clearance of Network programming. They tend, however, to offer the affiliated station more advertising availability for local sale within Network programming than do the long established Networks.

     In the years ended February 2002, 2003 and 2004, we received approximately $4.6 million, $3.3 million and $2.0 million in Network compensation payments, which represented less than 1% of our total net revenues in each year.

PUBLISHING OPERATIONS

     We publish the following magazines through our publishing division:

Monthly
Paid
Circulation
Regional Magazines:
Texas Monthly	300,000
Los Angeles	153,000
Atlanta	67,000
Indianapolis Monthly	45,000
Cincinnati Magazine	28,000
Specialty Magazines*:
Country Sampler	325,000
Country Sampler Decorating Ideas	160,000
Country Sampler Decorating with Paint	102,000
Country Marketplace	145,000

* Our specialty magazines are circulated bimonthly.

     In addition to our monthly and bimonthly magazines, Emmis also owns and operates a regional book publisher, Emmis Books.

INTERNET AND NEW TECHNOLOGIES

     We believe that the development and explosive growth of the Internet present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners, viewers and readers. The opportunity is to further enhance the relationships we already have with our listeners, viewers and readers by expanding products and services offered by our stations and magazines. For that reason, we have individuals at each of our properties dedicated to website maintenance and generating revenues from the property’s website.

     We believe that there are opportunities to improve and expand our television operations utilizing new technologies such as those that capitalize on the digital spectrum. Each television broadcaster has spent considerable capital complying with the digital conversion mandated by the FCC. Emmis has spent approximately $23.5 million converting its stations to digital. We believe we have developed a compelling business model to monetize this digital spectrum. Our model contemplates local television operators pooling their digital spectrum in individual markets and offering an over-the-air, low cost alternative to cable and satellite. Although we believe this subscription based model is viable, its ultimate success will depend upon industry involvement, customer penetration and certain other contingencies. Emmis expects to incur approximately $3 to $5 million of costs in fiscal 2005 related to the development of a formal business plan and the organization of an industry consortium in a separate joint venture. These costs will be included in corporate expenses. Once the joint venture has been formed, our future costs, which are indeterminable at this time, will likely be accounted for under the equity method as Emmis will not control the new joint venture entity.

COMMUNITY INVOLVEMENT

     We believe that to be successful, we must be integrally involved in the communities we serve. To that end, each of our stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, United Way’s September 11th Fund, The March of Dimes, American Cancer Society, Riley Children’s Hospital, The Salvation Army and research foundations seeking cures for ALS, cystic fibrosis, leukemia and AIDS and helping to fight drug abuse. In addition to our planned activities, our stations and magazines take leadership roles in community responses to natural disasters, such as commercial-free news broadcasts covering the events of September 11th and the war in Iraq. The National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was only the second broadcaster to receive this prestigious honor.

INDUSTRY INVOLVEMENT

     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Television Operators Caucus, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, and as founding members of the Radio Operators Caucus. Our chief executive has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” At various times we have been voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers and our management and on-air personalities have won numerous prestigious industry awards.

COMPETITION

     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Chicago). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors which are material to competitive position include the station’s rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations, and through sales efforts designed to attract advertisers that have done little or no broadcast advertising by emphasizing the effectiveness of radio and television advertising in increasing the advertisers’ revenues. Changes in the policies and rules of the FCC permit increased joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements (including our New York, Los Angeles, Phoenix, St. Louis, Indianapolis and Terre Haute clusters) may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC. Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC’s multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity and cross ownership rules which limit the types of media properties in any given market that can be owned by the same person.

     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, the Internet, satellite television, audio tapes and compact discs. We believe that radio’s portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industry.

ADVERTISING SALES

     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 29, 2004, approximately 28% of our total advertising revenues were derived from national sales and 72% were derived from local and regional sales. For the year ended February 29, 2004, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (81%) than our television (67%) and publishing entities (49%).

EMPLOYEES

     As of February 29, 2004 Emmis had approximately 2,529 full-time employees and approximately 585 part-time employees. We have approximately 218 employees at various radio and television stations represented by unions. We consider relations with our employees to be good.

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

     Our Internet address is www.emmis.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available the same day we electronically file such material with, or furnish such material to, the SEC. We have been making such reports available on the same day as they are filed during the period covered by this report.

FEDERAL REGULATION OF BROADCASTING

     Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (in part by the Telecommunications Act of 1996 (the “1996 Act”)) (the “Communications Act”). Television or radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for television and radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of television and radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

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

LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. Our licenses currently have the following expiration dates, until renewed:

WENS(FM) (Indianapolis)	August 1, 2004
WIBC(AM) (Indianapolis)	August 1, 2004
WNOU(FM) (Indianapolis)	August 1, 2004
WYXB(FM) (Indianapolis)	August 1, 2004
WTHI(FM) (Terre Haute)	August 1, 2004
WWVR(FM) (Terre Haute)	August 1, 2004
WSAZ(TV) (Huntington)	October 1, 2004
WKQX(FM) (Chicago)	December 1, 2004
WMLL(FM) (St. Louis)	December 1, 2004
KSHE(FM) (St. Louis)	February 1, 2005
WFTX(TV) (Fort Myers)	February 1, 2005
WKCF(TV) (Orlando)	February 1, 2005
KFTK(FM) (St. Louis)	February 1, 2005
KIHT(FM) (St. Louis)	February 1, 2005
KPNT(FM) (St. Louis)	February 1, 2005
WALA(TV) (Mobile)	April 1, 2005
WBPG(TV) (Mobile)	April 1, 2005
WVUE(TV) (New Orleans)	June 1, 2005
KLBJ(AM) (Austin)	August 1, 2005
KLBJ(FM) (Austin)	August 1, 2005
KDHT(FM) (Austin)	August 1, 2005
KGSR(FM) (Austin)	August 1, 2005
KROX(FM) (Austin)	August 1, 2005
KEYI(FM) (Austin)	August 1, 2005
WTHI(TV) (Terre Haute)	August 1, 2005
KKLT(FM) (Phoenix)	October 1, 2005
KKFR(FM) (Phoenix)	October 1, 2005
KTAR(AM) (Phoenix)	October 1, 2005
KMVP(AM) (Phoenix)	October 1, 2005
KPWR(FM) (Los Angeles)	December 1, 2005
WLUK(TV) (Green Bay)	December 1, 2005
KZLA(FM) (Los Angeles)	December 1, 2005
KREZ(TV) (Durango)	April 1, 2006
WQHT(FM) (New York)	June 1, 2006
WQCD(FM) (New York)	June 1, 2006
WRKS(FM) (New York)	June 1, 2006
KSNW(TV) (Wichita)	June 1, 2006
KMTV(TV) (Omaha)	June 1, 2006
KSNT(TV) (Topeka)	June 1, 2006
KSNG(TV) (Garden City)	June 1, 2006
KSNC(TV) (Great Bend)	June 1, 2006
KSNK(TV) (McCook-Oberlin)	June 1, 2006
KRQE(TV) (Albuquerque)	October 1, 2006
KGUN(TV) (Tucson)	October 1, 2006
KBIM(TV) (Roswell)	October 1, 2006
KHON(TV) (Honolulu)	February 1, 2007
KAII(TV) (Maui)	February 1, 2007
KHAW(TV) (Hawaii)	February 1, 2007
KOIN(TV) (Portland)	February 1, 2007
KGMB(TV) (Honolulu)	February 1, 2007
KGMD(TV) (Hawaii)	February 1, 2007
KGMV(TV) (Maui)	February 1, 2007

     Under the Communications Act, at the time an application is filed for renewal of a station license, parties in interest, as well as members of the public, may apprise the FCC of the service the station has provided during the preceding license term and urge the denial of the application. If such a petition to deny presents information from which the FCC concludes (or if the FCC concludes on its own motion) that there is a “substantial and material” question as to whether grant of the renewal application would be in the public interest under applicable rules and policy, the FCC may conduct a hearing on specified issues to determine whether the renewal application should be granted. The Communications Act provides for the grant of a renewal application upon a finding by the FCC that the licensee:

•	has served the public interest, convenience and necessity;

•	has committed no serious violations of the Communications Act or the FCC rules; and

•	has committed no other violations of the Communications Act or the FCC rules which would constitute a pattern of abuse.

     If the FCC cannot make such a finding, it may deny the renewal application, and only then may the FCC consider competing applications for the same frequency. In a vast majority of cases, the FCC renews a broadcast license even when petitions to deny have been filed against the renewal application.

     REVIEW OF OWNERSHIP RESTRICTIONS. The 1996 Act required the FCC to review all of its broadcast ownership rules every two years and to repeal or modify any of its rules that are no longer “necessary in the public interest.” Pursuant to recent congressional appropriations legislation, these reviews now must be conducted once every four years.

     On June 2, 2003, the FCC adopted its most recent broadcast ownership review decision, in which it modified several of its regulations governing the ownership of radio and television stations in local markets. These rule modifications are currently subject to further FCC and judicial review as well as possible congressional action. Specifically, multiple petitions for review of the Commission’s June 2 decision have been consolidated in a proceeding before the U.S. Court of Appeals for the Third Circuit. In September 2003, the Third Circuit issued a stay order preventing the FCC from putting the new media ownership rules into effect pending the outcome of the appeal. As a result, the former broadcast ownership rules will remain in effect at least until the Court issues a decision. Further, there are several legislative efforts currently in process that ultimately may alter, roll back, or suspend the new media ownership rules.

     The following describes the FCC’s broadcast ownership rules prior to the FCC’s June 2, 2003 decision, and the changes that will occur if the new rules go into effect:

     LOCAL RADIO OWNERSHIP:

Pre-Existing Rule: The local radio ownership rule currently in effect limits the number of radio stations that may be owned by one entity in a given radio market based on the number of commercial radio stations in that market:

•	if the market has 45 or more commercial radio stations, one entity may own up to eight stations, not more than five of which may be in the same service (AM or FM);

•	if the market has between 30 and 44 commercial radio stations, one entity may own up to seven stations, not more than four of which may be in the same service;

•	if the market has between 15 and 29 commercial radio stations, a single entity may own up to six stations, not more than four of which may be in the same service; and

•	if the market has fourteen or fewer commercial radio stations, one entity may own up to five stations, not more than three of which may be in the same service, except that one entity may not own more than fifty percent of the stations in the market.

     Each of the markets in which our radio stations are located has at least 15 commercial radio stations.

     New Rule: Although the FCC’s June 2 decision did not change the numerical caps under the local radio rule, the Commission adjusted the rule by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. In addition, the agency determined that radio station Joint Sales Agreements (“JSAs”) will be attributable under the local ownership rule where the brokering party sells more than 15 percent of the brokered station’s advertising time per week and owns or has an attributable interest in another station in the local market. Existing JSAs that result in attribution and cause the brokering station to exceed the ownership limits will be grandfathered from the effective date of the Commission’s decision (which, as of this writing, has not occurred pursuant to the judicial stay discussed above).

In addition, over the past several years, the FCC has been aggressive in examining issues of market concentration when considering radio station acquisitions, even where the numerical limits described above are not violated. In some instances, the FCC has delayed its approval of proposed radio station purchases because of market concentration concerns, and in several recent cases, the FCC has ordered evidentiary hearings to determine whether a proposed transaction would result in excessive concentration.

LOCAL TELEVISION OWNERSHIP:

Pre-Existing Rule: The current local television ownership rule (or so-called “duopoly” rule) permits an entity to own two or more television stations in separate Designated Market Areas (“DMAs”). The rule also permits an entity to own two or more television stations in the same DMA if:

•	the coverage areas of the stations do not overlap, or

•	at least eight, independently-owned and -operated full-power non-commercial and commercial operating TV stations will remain in the market post-merger, and one of the two commonly-owned stations is not among the top four television stations in the market (based on audience share ratings).

Permanent waivers of the television duopoly rule are considered if one of the stations is:

•	a “failed station,” i.e., off-air for more than four months, or involved in an involuntary bankruptcy proceeding;

•	a “failing station,” i.e., having a low audience share and financially struggling; or

•	an unbuilt facility, where the permittee has made substantial progress towards constructing the facility.

New Rule: The FCC’s June 2 decision significantly relaxed the restriction on television duopolies by permitting a company to own two TV stations in any DMA with at least five television stations (regardless of whether the stations are separately owned), but retaining the restriction on common ownership of two top four stations. In DMAs with 18 or more TV stations, the new rule allows a company to own three TV stations so long as no more than one is among the market’s top four. In addition to retaining the failed, failing, and unbuilt station waiver standards, the new rule also allows parties to seek waivers of the “top four” restriction in DMAs with 11 or fewer stations.

     Emmis’ acquisition of the Lee Enterprises stations required a waiver of the pre-existing television duopoly rule because the signals of KHON-TV and KGMB-TV (one of the Lee Enterprises stations) overlap, the stations serve the same market, and both stations are rated among the top four in that market. In approving the acquisition, the FCC granted a temporary waiver of the rule, ordering that an application for divestiture of either KHON-TV or KGMB-TV (plus associated “satellite” stations) be filed on or before April 1, 2001; that deadline was subsequently extended at our request to April 1, 2002. In February 2002, we filed a request for a further extension to April 1, 2003, which was opposed by a Honolulu broadcaster. In response to our further extension request, the FCC required us to file additional information concerning our divestiture efforts. Pending its review of the information we submitted, the FCC granted us an interim extension of our waiver until July 1, 2002. In addition, in May 2002, we filed a request for interim relief with the Commission, asking that the divestiture requirement be stayed pending the outcome of the 2002 broadcast ownership review. That request was opposed by the same Honolulu broadcaster who opposed the February extension request, as well as by two local public interest groups. In September 2002, we supplemented the request for interim relief with additional information.

     As part of its June 2003 ownership decision, the Commission required all entities (including Emmis) with pending waiver requests of the local television ownership rule to come into compliance with the revised rule within 60 days of the effective date of the Order. The effectiveness of the Commission’s decision has been stayed, however, pending the outcome of judicial review. Since both KHON-TV and KGMB-TV are among the top four stations in the Honolulu market, Emmis’ Hawaii television holdings are not in compliance with the modified version of the ownership rule. Further, because the Honolulu market contains more than 11 television stations, Emmis is not eligible for a waiver of the rule under the additional waiver standard adopted in the June 2003 decision. Accordingly, when and if the stay is lifted, Emmis likely will be required either to divest one of its Honolulu stations or to seek a permanent waiver of the television duopoly rule. If such a waiver is requested and ultimately denied, divestiture of one station will be required.

NATIONAL TELEVISION OWNERSHIP

Pre-Existing Rule: The 1996 Act required the FCC to relax its restriction on the number of television stations that a single entity may own nationwide. Specifically, the rule was adjusted to restrict ownership to stations reaching, in the aggregate, no more than 35 percent of the total national audience. An owner of a UHF station is attributed with only 50% of the TV households in the station’s market (“UHF discount”).

New Rule: In its June 2003 decision, the Commission adjusted the national cap to 45 percent and retained the UHF discount. Congress subsequently prevented implementation of the revised national cap through appropriations legislation. The recent Consolidated Appropriations Act of 2004 includes a compromise provision directing the FCC to set the cap at 39 percent. As a result of this congressional intervention, the national ownership cap is no longer under consideration in the pending judicial review of the June 2003 decision. In addition, there may be further legislative efforts to restore the former 35 percent cap.

CROSS-MEDIA OWNERSHIP

Pre-Existing Radio/Television Cross-Ownership Rule: The FCC’s radio/television cross-ownership rule generally permits the common ownership of the following combinations in the same market, to the extent permitted under the FCC’s television duopoly rule:

•	up to two commercial television stations and six commercial radio stations or one commercial television station and seven commercial radio stations in a market where at least 20 independent media voices will remain post-merger;

•	up to two commercial television stations and four commercial radio stations in a market where at least 10 independent media voices will remain post-merger; and

•	two commercial television stations and one commercial radio station in a market with less than 10 independent media voices that will remain post-merger.

For purposes of this rule, the FCC counts as “voices” commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and cable operators. The Commission will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a “failed station.”

Pre-Existing Newspaper/Broadcast Cross-Ownership Rule: The FCC rules also prohibit common ownership of a daily newspaper and a radio or television station in the same local market.

New Cross-Media Limits: The cross-media limits adopted in the June 2003 decision would replace both the newspaper/broadcast cross-ownership restriction and the radio/television cross-ownership limits as follows:

•	In DMAs with three or fewer commercial and noncommercial television stations, the FCC will not permit cross-ownership between TV stations, radio stations, and daily newspapers.

•	In DMAs with 4 to 8 television stations, the FCC will permit parties to have one of the three following combinations: (a) one or more daily newspaper(s), one TV station, and up to 50% of the radio stations that would be permissible under the local radio ownership limits; (b) one or more daily newspaper(s) and as many radio stations as can be owned pursuant to the local radio ownership limits (But no television stations); or (c) two television stations (so long as ownership would be permissible under the local television ownership rule) and as many radio stations as the local radio ownership limits permit (but no daily newspapers).

•	In DMAs with nine or more television stations, the FCC will permit any newspaper and broadcast cross-media combinations so long as they comply with the local television ownership rule and local radio ownership limits.

     We cannot predict the ultimate outcome of the proceedings described above, future biennial reviews or other agency or legislative initiatives or the impact, if any, that they will have on our business.

     ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. Our Second Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

     ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria in order to determine whether a certain ownership interest or other relationship with a Commission licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers, and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the Commission’s rules where the broadcasting company and such a stockholder, officer, or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

•	all officer and director positions in a licensee or its (in)direct parent(s);

•	voting stock interests of at least five percent (or twenty percent, if the holder is a passive institutional investor, i.e., a mutual fund, , insurance company, or bank);

•	any equity interest in a limited partnership or limited liability company where the limited partner or member is “materially involved” in the media-related activities of the LP or LLC and has not been “insulated” from such activities pursuant to specific FCC criteria;

•	equity and/or debt interests which, in the aggregate, exceed 33 percent of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15 percent of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper).

     To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.

     As a result of a recent transaction, Jeffrey H. Smulyan’s voting interest in the Company has fallen below 50% for FCC control purposes. The FCC does not take into account stock options exercisable within 60 days as does the Exchange Act Rule 13D-1. As a result, the Company is no longer eligible for an exemption from the broadcast attribution rules under which minority shareholders are not deemed to hold attributable interests in the Company. Accordingly, the other media interests of any shareholders whose voting interests in the Company meet or exceed the attribution thresholds described above will now be combined with the Company’s interests for purposes of determining compliance with FCC ownership rules. Under FCC policy, a one-year grace period is provided for resolving any ownership conflicts between the Company and its shareholders arising from the loss of the exemption.

     Ownership rule conflicts arising as a result of aggregating the media interests of the Company and its attributable shareholders could require divestitures by either the Company or the affected shareholders. Any such conflicts could result in Emmis being unable to obtain FCC consents necessary for future acquisitions. Conversely, Emmis’ media interests could operate to restrict other media investments by shareholders having or acquiring an interest in Emmis.

     ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding attributable interests therein, and compliance with the Communications Act’s limitations on alien ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the “public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness.

     Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement action by the FCC. The agency recently has engaged in more aggressive enforcement of its indecency regulations than has generally been the case in the past. In addition to imposing more stringent fines, the Commission has indicated that it may begin license revocation procedures for “serious” violations of the indecency law. Furthermore, Congress is considering legislation that would substantially increase the current per-violation maximum fine for indecency violations and would mandate license revocation proceedings for licensees with repeated violations. The FCC has imposed six (6) monetary forfeitures on Emmis based on a finding that indecent material was broadcast on station WKQX. In addition, the FCC has issued letters of inquiry to Emmis concerning five (5) additional broadcasts on station WKQX and six (6) broadcasts on station KPNT. Those inquiries could result in the imposition of additional forfeitures. Further, there may be additional third-party complaints of which Emmis is unaware that could lead to additional enforcement action.

     In addition to imposing forfeitures or initiating license revocation proceedings for indecent broadcasts, the FCC could initiate proceedings and take materially adverse actions relating to the license renewal applications for stations WKQX and KPNT, which we must file this year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors — The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business”.

     Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, contest and lottery advertisements, and technical operations, including limits on radio frequency radiation.

     In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”). Certain provisions of this law, such as signal carriage and retransmission consent, have a direct effect on television broadcasting.

     In April 1997, the FCC adopted rules that require television broadcasters to provide digital television (“DTV”) to consumers. The FCC also adopted a table of allotments for DTV, which assigns eligible broadcasters a second channel on which to provide DTV service. The FCC’s DTV allotment plan is based on the use of a “core” DTV spectrum between channels 2-51. Although the Communications Act mandates that each television station return one of its two channels to the FCC by the end of 2006, the Balanced Budget Act of 1997 may effectively extend the transition deadline in some markets by allowing broadcasters to keep both their analog and digital licenses until at least 85 percent of television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities necessary for DTV operations, among other factors, including the pace of DTV production and sales, may cause delays in the DTV transition. The FCC has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

     Television broadcasters are allowed to use their DTV channels according to their best business judgment, provided that they continue to offer at least one free programming service that is at least comparable to today’s analog service. Digital services and programming can include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals (so-called “ancillary” services). The FCC has imposed a fee of five percent of the annual gross revenues for television broadcasters’ use of the DTV spectrum to offer ancillary services. The form and amount of these fees may have a significant effect on the profitability of such services. Broadcasters will not be required to air “high definition” programming. Beginning April 1, 2003, broadcasters operating in digital mode were required to simulcast at least 50 percent of their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets were required to be on the air with a digital signal by May 1, 1999, and affiliates of those networks in markets 11-30, including KOIN-TV, were required to be on the air with a digital signal by November 1, 1999; KOIN-TV complied with this deadline. The remaining commercial stations, including all other television stations owned by Emmis, were required to file DTV construction permit applications by November 1, 1999, and were required to be on the air with a digital signal by May 1, 2002, absent an extension on a station-by-station basis. All Emmis’ stations met the November 1, 1999 application deadline. Stations WALA, WKCF, and WFTX met the May 1, 2002 on-air deadline, and all other stations subsequently initiated DTV service prior to their extended deadlines, except stations KAII-TV, KHAW-TV, KGMD-TV, and KGMV-TV, which, as “satellite” stations, have been granted an extension pending a decision by the FCC on when to require buildout of such stations. Additionally, all of the Emmis stations filed timely applications to “maximize” (expand the coverage of) the DTV facilities to ensure the DTV coverage is equal to or better than the coverage of our analog channels.

     WBPG is not subject to the usual DTV deadlines because it was not issued a second channel for DTV operation; rather, WBPG will be required to convert to DTV operation by the conclusion of the DTV transition period. Further, since Channel 55, on which WBPG operates, is to be reallocated by the FCC for other use at the end of the DTV transition period, the FCC will assign the station to a different channel at that time unless it has already changed its channel.

     In January 2001, the FCC issued a further order on DTV transition issues, setting a number of deadlines for commercial broadcasters. The order required commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) to elect by the end of December 2003 the channel they will use for broadcasting after the transition is complete. Similarly, the FCC decided in the order that, by the end of December 2004, commercial broadcasters not replicating their existing analog service areas will lose interference protection in those portions of their existing service areas not covered by their digital signals. The order further held that, by the end of December 2004, commercial broadcasters must provide a stronger digital signal to their communities of license than was previously required.

     In November 2001, the FCC issued a reconsideration order on DTV transition issues, which modified many of the rules established in January 2001. Specifically, the reconsideration order temporarily defers the FCC’s previously established deadlines for broadcasters to: (1) choose their permanent post-transition DTV channel; (2) provide a DTV signal that replicates their analog service area; and (3) build maximized DTV facilities. The order also permits broadcasters to request special temporary authority to construct initial minimal DTV facilities (i.e., facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities. In addition, the order allows commercial stations subject to the May 1, 2002 construction deadline (i.e., stations not in the top 30 markets) to initially broadcast a digital signal during prime time hours only.

     In April 2002 the FCC Chairman challenged the broadcast, cable, satellite, and consumer electronics industries to take certain voluntary actions designed to speed the DTV transition. Although members of the broadcast, cable, and satellite industries were quick to make commitments to comply with Chairman Powell’s proposals, the consumer electronics industry was reluctant to embrace the plan. Consequently, the Commission found it necessary to formally mandate a phased-in DTV tuner requirement. As a result, all new television sets 13 inches and larger and all TV interface devices (VCRs, etc.) must include the capability of tuning and decoding over-the-air digital signals by 2007.

     In January 2003, the FCC launched its second periodic review of its DTV rules and proposed new deadlines for stations to choose their post-transition digital channels, to replicate their analog service areas and maximize their digital facilities in order to maintain protection of their allotted and/or expanded service areas. The Commission proposed July 1, 2005 as the date for affiliates of ABC, NBC, CBS and Fox in the top 100 markets to build out their full facilities or lose protection for the “unused” areas. This deadline would apply to all the Emmis television stations except WTHI, KSNT and WKCF. All other stations, including WTHI, KSNT and WKCF, would be required to build out their full facilities by July 1, 2006 under the Commission’s proposal. The FCC proposed May 1, 2005 as the deadline for choosing a permanent DTV channel. The FCC also will decide in the proceeding how to evaluate when the transition to digital television has been achieved and, accordingly, when broadcasters will be required to operate exclusively in digital mode and turn in the channel not used for digital broadcasting. Under current law, that date is set at December 31, 2006 or the date by which 85 percent of the television households in a licensee’s market are capable of receiving the signals of DTV stations.

     The FCC also is considering cable operators’ obligations to carry the digital signals of broadcast television stations, including the obligations that should exist during the DTV transition period, when broadcasters’ analog and digital signals will be operating simultaneously. The agency tentatively has concluded that dual carriage (simultaneous carriage of analog and digital signals) would be unconstitutional. With respect to broadcasters that choose to use their digital capacity for multicasting—airing multiple programming streams concurrently—the FCC has decided that cable operators will be required to carry only the “primary” programming stream. This decision currently is under reconsideration at the Commission. In addition, one carriage proposal that has been suggested by the agency’s Media Bureau could have the effect of accelerating the transition. Specifically, the proposal would require cable operators to carry the digital signals of all broadcasters within their communities asserting mandatory carriage rights. The FCC would then base the 85 percent threshold on the number of households within a community that subscribe to cable services that carry digital broadcast signals, rather than on the actual capability of individual households to receive such signals through digital television sets. This proposal is of concern to broadcasters because it would push forward the date by which they must return their analog channels to the FCC and potentially could leave those consumers that do not subscribe to pay television services and do not own digital television sets without access to broadcast programming.

     Another area of concern for the DTV transition is the technical standards needed to ensure that digital television sets can connect to cable systems. At the request of the FCC, the cable and consumer electronics industries entered into a Memorandum of Understanding (“MOU”) setting forth an agreement on a cable compatibility standard. The Commission put the MOU out for public comment in January of 2003. On September 10, 2003 the FCC adopted “plug-and-play” rules for cable adaptability that are substantially similar to those proposed in the MOU. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only, and the cable and electronics industries continue to work towards an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view, and cable operator-enhanced electronic programming guides. Emmis cannot predict the outcome of those negotiations.

     More recently, the FCC issued a decision regarding how over-the-air digital broadcasts may be protected from unauthorized copying and distribution. Specifically, on November 4, 2003 the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag” mechanism, which allows a broadcaster to prevent mass distribution of its digital signal over the Internet, without affecting consumers’ ability to make digital copies. The Commission also adopted a Further Notice of Proposed Rulemaking seeking comment on a permanent objective process for the approval of digital recording and output content protection technologies that will foster innovation and marketplace competition. This proceeding remains pending.

     The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites (“DBS”). DBS systems currently are capable of broadcasting over 500 channels of digital television service directly to subscribers’ equipment with 18-inch receiving dishes and decoders. At this time, several entities provide DBS service to consumers throughout the country. In order to protect network-affiliated broadcast stations from the effects of satellite importation of non-local network signals into their markets, DBS operators are permitted to deliver distant network signals only to unserved households in so-called “white areas” (i.e., locations too distant from a local network affiliate to receive a sufficiently strong “over-the-air” signal). In addition, in November 1999, Congress enacted the Satellite Home Viewer Improvement Act (“SHVIA”), which authorizes DBS companies to provide local television signals to their subscribers pursuant to a retransmission consent agreement with the station. In March 2000, the FCC adopted regulations governing the statutory requirements for “good faith” negotiations and non-exclusive agreements in retransmission consent contracts between broadcasters (and all multichannel video program distributors). Broadcasters are required to negotiate non-exclusive retransmission consent agreements in good faith until January 1, 2006; however, the law explicitly provides that broadcasters may enter into agreements with competing DBS carriers on different terms.

     Moreover, effective January 1, 2002, local television stations became entitled to “must-carry” rights on a DBS system if the system is providing any local television station(s) to its subscribers. In such markets, stations now can choose whether to demand carriage on a DBS system by electing must-carry status or to negotiate with the DBS operator for specific carriage terms by electing retransmission consent status. SHVIA also “grandfathered” delivery of the signals of television stations via DBS to certain subscribers who may have been receiving such signals in violation of prior law. In November 2000, the FCC adopted rules to implement SHVIA provisions regarding “local-into-local” satellite service, must-carry election cycle rules and related policies for satellite carriage of broadcast signals. Under the new FCC rules, a broadcast television station must affirmatively elect must-carry status to require a DBS operator to carry its station; the first elections were due by July 1, 2001. In response to a challenge to certain provisions of SHVIA, a panel of the U.S. Court of Appeals for the Fourth Circuit upheld the requirement that DBS operators carry the signal of all local television stations in markets where they elect to carry any local signals. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or on an a la carte basis. The rule allows consumers to choose between the two options. In response to broadcasters’ first elections, DBS operators issued a large number of carriage denial letters, prompting the FCC to issue an order in September 2001 clarifying the DBS mandatory carriage rules. In particular, the FCC emphasized that a satellite carrier must have a “reasonable basis” for rejecting a broadcast station’s carriage request.

     There are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as the use of auctions to resolve mutually exclusive application requests, network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems’ carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

     Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of “short” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The Commission has adopted rules implementing a new low power FM (“LPFM”) service. The FCC has begun accepting applications for LPFM stations and has granted some of those applications. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

     The FCC also has authorized two companies to launch and operate satellite digital audio radio service (“SDARS”) systems. Both companies—Sirius Satellite Radio, Inc. and XM Radio—are now providing nationwide service. In addition, Sirius and XM recently have launched channels providing local traffic and weather information in major cities. Broadcasters have objected to these local services, contending that the provision of local news programming conflicts with the FCC’s intent to license satellite radio solely as a national service. XM and Sirius contend, in response, that the services are not in contravention of their FCC authorizations because the channels offering local information are being offered nationwide, not on a local basis. We cannot predict the impact of SDARS on our radio stations’ listenership.

     In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power).

     In January 2001, the D.C. Circuit concluded that the FCC’s Equal Employment Opportunity (“EEO”) regulations were unconstitutional. The FCC adopted new EEO rules in November 2002, which went into effect in March 2003.

     Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;

•	proposals to change rules relating to political broadcasting;

•	technical and frequency allocation matters;

•	AM stereo broadcasting;

•	proposals to permit expanded use of FM translator stations;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;

•	proposals permitting FM stations to accept formerly impermissible interference;

•	proposals to reinstate holding periods for licenses;

•	changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;

•	proposals to limit the tax deductibility of advertising expenses by advertisers.

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

GEOGRAPHIC FINANCIAL INFORMATION

     The Company’s segments operate primarily in the United States with one national radio station located in Hungary, two radio stations located in Argentina and nine radio stations located in Belgium. We have signed an agreement to sell our 75% interest in our two radio stations in Argentina. We expect this transaction to close in our quarter ended May 31, 2004. The following tables summarize relevant financial information by geographic area. Financial information relating to our two stations in Argentina is included in 2002 and 2003, but excluded in 2004.

	2002	2003	2004
Net Revenues:
Domestic	$523,124	$550,553	$580,246
International	16,698	11,810	11,622

Total	$539,822	$562,363	$591,868

	2002	2003	2004
Noncurrent Assets:
Domestic	$2,278,680	$1,991,069	$2,116,536
International	16,867	14,663	12,014

Total	$2,295,547	$2,005,732	$2,128,550

     With respect to EOC, the above information would be identical, except domestic noncurrent assets would be $2,267,750, $1,983,540, and $2,109,953, and total noncurrent assets would be $2,284,617, $1,998,203, and $2,121,967 as of February 28 (29), 2002, 2003, and 2004 respectively.

ITEM 2. PROPERTIES.

     The following table sets forth information as of February 29, 2004 with respect to offices, studios and broadcast towers of stations and magazines currently owned by Emmis. Management believes that the properties are in good condition and are suitable for Emmis’ operations.

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Corporate and Publishing Headquarters/	1998	Owned	—
WENS-FM/ WIBC-AM/WNOU-FM/
WYXB-FM/ Indianapolis Monthly One Emmis Plaza
40 Monument Circle
Indianapolis, Indiana
WENS-FM Tower	1985	Owned	—
WNOU-FM Tower	1979	Owned	—
WIBC-AM Tower	1966	Owned	—
WYXB-FM Tower	2003	Owned	—
WRDA-FM/KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM	1998	Leased	December 2007
800 St. Louis Union Station
St. Louis, Missouri
WRDA-FM Tower	1984	Owned	—
KFTX-FM Tower	1987	Leased	August 2009 with option to March 2023
KIHT-FM Tower	1995	Leased	September 2005 with two 5-year options
KPNT-FM Tower	1987	Owned	—
KSHE-FM Tower	1985	Leased	April 2009

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
KPWR-FM	1988	Leased	October 2017
KZLA-FM	2002	Leased	October 2017
2600 West Olive
Burbank, California
KPWR-FM Tower	1993	Leased	Month-to-Month
KZLA-FM tower	1991	Leased	December 2004
WQHT-FM/WRKS-FM/WQCD-FM	1996	Leased	January 2013
395 Hudson Street, 7th Floor
New York, New York
WQHT-FM Tower	1984	Leased	January 2010
WRKS-FM Tower	1984	Leased	November 2005
WQCD-FM Tower	1984	Leased	February 2007
KTAR-AM/KMVP-AM/KKLT-FM/KKFR-FM	1994	Owned	—
5300 N. Central Ave.
Phoenix, AZ
KTAR-AM Tower	1958	Owned	—
KMVP-AM Tower	1996	Leased	December 2008
KKLT-FM Tower	1990	Owned	—
KKFR-FM Tower	1998	Leased	April 2003 (1)
WKQX-FM	2000	Leased	December 2015 with 5 year option
230 Merchandise Mart Plaza
Chicago, Illinois
WKQX-FM Tower	1975	Leased	September 2009
KLBJ-AM/FM/KDHT-FM/KGSR-FM/KROX-FM/	1998	Leased	March 2008
KEYI-FM
8309 N. IH 35
Austin, TX
KLBJ-AM Tower	1963	Owned	—
KLBJ-FM Tower	1972	Leased	July 2008
KDHT-FM Tower	1986	Owned	—
KGSR-FM Tower	1997	Owned	—
KROX-FM Tower	1999	Leased	September 2008
KEYI-FM Tower	1985	Leased	August 2010
Atlanta Magazine Office	1997	Leased	July 2013
260 Peachtree St, Suite 300
Atlanta, Georgia
Cincinnati Magazine	1996	Leased	November 2006
705 Central Ave., Suite 175
Cincinnati, OH
Texas Monthly	1989	Leased	August 2009
701 Brazos, Suite 1600
Austin, TX
KHON-TV	1999	Owned	—
88 Piikoi Street
Honolulu, HI
KHON-TV Tower	1978	Leased	December 2008 with 10 year option
WALA-TV	2002	Owned	—
WBPG-TV	2003	Owned	—
1501 Satchel Paige Dr.
Mobile, AL
WALA-TV Tower	1962	Owned	—
WBPG-TV Tower	2001	Leased	July 2010
WFTX-TV	1987	Owned	—
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower	1985	Owned	—

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
WLUK-TV	1966	Owned	—
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower	1961	Owned	—
WTHI-TV/FM/WWVR-FM	1954	Owned	—
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower	1965	Owned	—
WTHI-FM Tower	1954	Owned	—
WWVR-FM Tower	1966	Owned	—
WVUE-TV	1972	Owned	—
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower	1963	Owned	—
WKCF-TV	1998	Owned	—
31 Skyline Drive
Lake Mary, FL
WKCF-TV Tower	2001	Leased	April 2016
Los Angeles Magazine	2000	Leased	November 2010
5900 Wilshire Blvd., Suite 1000
Los Angeles, CA 90036
Country Sampler	1988	Owned	—
707 Kautz Road
St. Charles, IL 60174
RDS/Co-Opportunities	1989	Leased	March 2007
324 Campus Lane, Suite B
Suisun, CA 94585
Emmis West (Corporate)	2004	Leased	February 2014[2]
3500 West Olive Avenue, Suite 1450
Burbank, CA
Slager Radio	1998	Leased	December 2004
Szabadsag Ut 117 (Atronyx Bldg. B)
H-2040 Budaors, Hungary
Slager Tower	1998	Leased	November 2004
KOIN-TV	1984	Leased	June 2083 with 99 year option
222 S.W. Columbia St.
Portland, OR
KOIN-TV Tower	1953	Owned	—
KSNT-TV	1967	Owned	—
6835 N.W. U.S. Hwy 24
Topeka, KS
KSNT-TV Tower	1967	Owned	—
WSAZ-TV	1971	Owned	—
645 5th Avenue
Huntington, WV
WSAZ-TV Tower	1954	Owned	—
KGMB-TV	1952	Owned	—
1534 Kapiolani Blvd.
Honolulu, HI
KGMB-TV Tower	1962	Owned	—
KMTV-TV	1978	Owned	—
10714 Mockingbird Dr.
Omaha, NE
KMTV-TV Tower	1967	Owned	—

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
KGUN-TV	1990	Owned	—
7280 E. Rosewood
Tucson, AZ
KGUN-TV Tower	1956	Leased	July 2016
KRQE-TV	1953	Owned	—
13 Broadcast Plaza S.W.
Albuquerque, NM
KRQE-TV Tower	1959	Owned	—
KSNW-TV	1955	Owned	—
833 N. Main St.
Wichita, KS
KSNW-TV Tower	1955	Owned	—

[1] Verbal agreement to lease on month-to-month basis

[2] Emmis has the right to terminate 5 years from inception of the lease

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock or for the common stock of EOC.

     The following table sets forth the high and low bid prices of the Class A common stock for the periods indicated. No dividends were paid during any such periods.

QUARTER ENDED	HIGH	LOW
May 2002	31.85	26.15
August 2002	30.15	11.65
November 2002	24.05	14.25
February 2003	24.86	17.82
May 2003	21.24	14.84
August 2003	23.87	18.68
November 2003	24.06	18.00
February 2004	28.65	22.74

     At April 23, 2004 there were 4,841 record holders of the Class A common stock, and there was one record holder of the Class B common stock. As of April 23, 2004, there was one record holder of the EOC common stock.

     Emmis intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of February 29, 2004. These plans include the 1994 Equity Incentive Plan, the 1995 Equity Incentive Plan, the Non-Employee Director Stock Option Plan, the 1997 Equity Incentive Plan, the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan, the 2002 Equity Compensation Plan and the Employee Stock Purchase Plan. Our shareholders have approved all of these plans.

Number of Securities Remaining
	Number of Securities to be Issued	Weighted-Average Exercise	Available for Future Issuance under
	Upon Exercise of Outstanding	Price of Outstanding Options,	Equity Compensation Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
	(a)	(b)	(c)
Plan Category
Equity Compensation Plans Approved by Security Holders	5,724,902 (1)	$25.77 (1)	3,045,945 (2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,724,902 (1)	$25.77 (1)	3,045,945 (2)

(1)	Includes 435,000 shares estimated to be issuable in 2004 to employees in lieu of current salary pursuant to contract rights under our stock compensation program. See Note 1h to our Consolidated Financial Statements. The exact number and price of shares to be issued depends upon actual compensation during the period prior to issuance and changes in our share price, neither of which can be determined at this time. Thus, the weighted averages in Column B do not reflect these shares. The amount in Column A excludes obligations under employment contracts to issue bonus shares in the future.

(2)	Includes 319,945 shares currently available under the initial authorization for the Employee Stock Purchase Plan. The number of shares reserved for issuance under this plan is automatically increased on the first day of each fiscal year by the lesser of 0.5% of the common shares outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by our board of directors. On March 1, 2004, options were granted to employees to purchase an additional 1,391,645 shares of Emmis Communications Corporation common stock at $25.53 per share.

ITEM 6. SELECTED FINANCIAL DATA

Emmis Communications Corporation
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
	(Dollars in thousands, except share data)
	2000	2001	2002	2003	2004
OPERATING DATA:
Net revenues	$325,265	$473,345	$539,822	$562,363	$591,868
Station operating expenses, excluding noncash compensation	199,818	299,132	354,157	349,251	371,423
Corporate expenses, excluding noncash compensation	15,430	17,601	20,283	21,359	24,105
Time brokerage fees	—	7,344	479	—	—
Depreciation and amortization (1)	44,161	74,018	100,258	43,370	46,468
Noncash compensation	7,357	5,400	9,095	22,528	23,450
Restructuring fees	—	2,057	768	—	—
Impairment loss and other (2)	896	2,000	10,672	—	12,400
Operating income	57,603	65,793	44,110	125,855	114,022
Interest expense	51,986	72,444	129,100	103,835	85,958
Loss on debt extinguishment	3,272	—	1,748	13,506	—
Other income (loss), net (3)	3,247	38,037	(3,657)	5,294	(3,339)
Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	5,592	31,386	(90,395)	13,808	24,725
Income (loss) from continuing operations	(33)	13,736	(64,108)	2,932	12,275
Net income (loss) (4)	(33)	13,736	(64,108)	(164,468)	2,256
Net income (loss) available to common shareholders	(3,177)	4,752	(73,092)	(173,452)	(6,728)
Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$(0.09)	$0.10	$(1.54)	$(0.11)	$0.06
Discontinued operations, net of tax	—	—	—	—	(0.18)
Cumulative effect of accounting change, net of tax	—	—	—	(3.16)	—

Net income (loss) available to common shareholders	$(0.09)	$0.10	$(1.54)	$(3.27)	$(0.12)

Diluted:
Continuing operations	$(0.09)	$0.10	$(1.54)	$(0.11)	$0.06
Discontinued operations, net of tax	—	—	—	—	(0.18)
Cumulative effect of accounting change, net of tax	—	—	—	(3.16)	—

Net income (loss) available to common shareholders	$(0.09)	$0.10	$(1.54)	$(3.27)	$(0.12)

Weighted average common shares outstanding (5):
Basic	36,156	46,869	47,334	53,014	54,716
Diluted	36,156	47,940	47,334	53,014	55,066

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2000	2001	2002	2003	2004
BALANCE SHEET DATA:
Cash	$17,370	$59,899	$6,362	$16,079	$19,970
Working capital (6)	28,274	97,885	19,828	28,024	53,127
Net intangible assets	1,033,970	1,852,259	1,953,331	1,725,733	1,858,857
Total assets	1,376,306	2,555,872	2,559,069	2,165,413	2,300,569
Long-term credit facility, senior subordinated debt and senior discount notes (7)	300,000	1,380,000	1,343,507	1,194,789	1,261,568
Shareholders’ equity	776,367	807,471	735,557	704,705	748,946

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2000	2001	2002	2003	2004
OTHER DATA:
Cash flows from (used in):
Operating activities	$26,360	$97,730	$69,377	$95,149	$118,165
Investing activities	(271,946)	(1,110,755)	(175,105)	106,301	(146,359)
Financing activities	256,839	1,055,554	52,191	(191,733)	32,085
Capital expenditures	29,316	26,225	30,135	30,549	30,191
Cash paid for taxes	9,589	550	1,281	887	1,143

(1)	Included in depreciation and amortization expense for fiscal 2000, 2001, and 2002 is amortization expense of $28.4 million, $39.5 million, and $58.2 million, respectively, related to amortization of our goodwill and FCC licenses. We ceased amortization of our goodwill and FCC licenses in fiscal 2003 in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)	The loss in the fiscal year ended February 28, 2001 resulted from a $2.0 million impairment charge in connection with the sale of a radio asset. The loss in the fiscal year ended February 28, 2002 resulted from a $9.1 million asset impairment charge in connection with the planned sale of a radio station and a $1.6 million charge related to the early termination of certain TV contracts. The loss in the fiscal year ended February 29, 2004 resulted from our annual SFAS No. 142 review.

(3)	Other income (loss), net for the fiscal year ended February 28, 2001 includes a $22.0 million gain on exchange of assets and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

(4)	The net loss in fiscal year ended February 28, 2003 includes a charge of $167.4 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(5)	In February 2000, Emmis effected a 2 for 1 stock split of the outstanding shares of common stock. Accordingly, all data shown has been retroactively adjusted to reflect the stock split.

(6)	February 28, 2002 balance excludes assets held for sale of $123.4 million and credit facility debt to be repaid with proceeds of assets held for sale of $135.0 million.

(7)	February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

Emmis Operating Company
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands, except share data)
	2000	2001	2002	2003	2004
OPERATING DATA:
Net revenues	$325,265	$473,345	$539,822	$562,363	$591,868
Station operating expenses, excluding noncash compensation	199,818	299,132	354,157	349,251	371,423
Corporate expenses, excluding noncash compensation	15,430	17,601	20,283	21,359	24,105
Time brokerage fees	—	7,344	479	—	—
Depreciation and amortization (1)	44,161	74,018	100,258	43,370	46,468
Noncash compensation	7,357	5,400	9,095	22,528	23,450
Restructuring fees	—	2,057	768	—	—
Impairment loss and other (2)	896	2,000	10,672	—	12,400
Operating income	57,603	65,793	44,110	125,855	114,022
Interest expense	51,986	72,444	104,102	78,058	59,434
Loss on debt extinguishment	3,272	—	1,748	4,444	—
Other income (loss), net (3)	3,247	38,037	(4,643)	5,293	(3,338)
Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	5,592	31,386	(66,383)	48,646	51,250
Income (loss) from continuing operations	(33)	13,736	(47,886)	27,835	29,438
Net income (loss) (4)	(33)	13,736	(47,886)	(139,565)	19,419

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2000	2001	2002	2003	2004
BALANCE SHEET DATA:
Cash	$17,370	$59,899	$6,362	$16,079	$19,970
Working capital (5)	28,274	97,885	20,951	29,147	54,250
Net intangible assets	1,033,970	1,852,259	1,953,331	1,725,733	1,858,857
Total assets	1,376,306	2,555,872	2,548,139	2,157,884	2,293,986
Long-term credit facility and senior subordinated debt (6)	300,000	1,380,000	1,117,000	996,945	1,038,145
Shareholder’s equity	776,367	807,471	944,467	878,418	939,822

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2000	2001	2002	2003	2004
OTHER DATA:
Cash flows from (used in):
Operating activities	$23,471	$86,871	$67,393	$94,189	$115,390
Investing activities	(271,946)	(1,110,755)	(175,105)	106,301	(146,359)
Financing activities	259,728	1,066,413	54,175	(190,773)	34,860
Capital expenditures	29,316	26,225	30,135	30,549	30,191
Cash paid for taxes	9,589	550	1,281	887	1,143

(1)	Included in depreciation and amortization expense for fiscal 2000, 2001, and 2002 is amortization expense of $28.4 million, $39.5 million, and $58.2 million, respectively, related to amortization of our goodwill and FCC licenses. We ceased amortization of our goodwill and FCC licenses in fiscal 2003 in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)	The loss in the fiscal year ended February 28, 2001 resulted from a $2.0 million impairment charge in connection with the sale of a radio asset. The loss in the fiscal year ended February 28, 2002 resulted from a $9.1 million asset impairment charge in connection with the planned sale of a radio station and a $1.6 million charge related to the early termination of certain TV contracts. The loss in the fiscal year ended February 29, 2004 resulted from our annual SFAS No. 142 review.

(3)	Other income (loss), net for the fiscal year ended February 28, 2001 includes a $22.0 million gain on exchange of assets and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

(4)	The net loss in fiscal year ended February 28, 2003 includes a charge of $167.4 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(5)	February 28, 2002 balance excludes assets held for sale of $123.4 million and credit facility debt to be repaid with proceeds of assets held for sale of $ 135.0 million.

(6)	February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”) and to Emmis Operating Company and its subsidiaries (collectively “EOC”). EOC became a wholly owned subsidiary of ECC in connection with the Company’s reorganization (see Note 1c. to our consolidated financial statements) on June 22, 2001. Unless otherwise noted, all disclosures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Form 10-K apply to Emmis and EOC.

     We own and operate radio, television and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 85% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

     Our revenues vary throughout the year. As is typical in the broadcasting industry, our revenues and operating income are usually lowest in our fourth fiscal quarter. Our television division’s revenues typically fluctuate from year to year due to political spending, which is the highest in our odd-numbered fiscal years.

     In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services, which can be used by the station in its business operations. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.

     The following table summarizes the sources of our revenues for each of the past three years. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Year ended February 28 (29),
	2002	% of Total	2003	% of Total	2004	% of Total
Net revenues:
Local	$339,899	63.0%	$333,264	59.3%	$364,065	61.5%
National	130,939	24.3%	132,486	23.6%	139,865	23.6%
Political	1,232	0.2%	17,836	3.2%	4,049	0.7%
Publication Sales	19,659	3.6%	20,683	3.7%	21,765	3.7%
Non Traditional	27,060	5.0%	27,550	4.9%	29,897	5.1%
Other	21,033	3.9%	30,544	5.3%	32,227	5.4%

Total net revenues	$539,822		$562,363		$591,868

     A significant portion of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions, and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, syndicated programming fees, utilities and office salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

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

     Allowance for Doubtful Accounts

     Our allowance for doubtful accounts requires us to estimate losses resulting from our customers’ inability to make payments. When evaluating the adequacy of the allowance for doubtful accounts, we specifically review historical write-off activity by market, large customer concentrations, and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances might be required.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

          During the three year period ended February 29, 2004, we acquired three domestic radio stations, one television station, nine international radio stations, and a controlling interest in six domestic radio stations for an aggregate cash purchase price of $281.9 million. We also disposed of two domestic radio stations for an aggregate cash sales price of $135.5 million and we have agreed to sell our interest in two international radio stations for $7.3 million. A recap of the transactions completed during the three years ended February 29, 2004 is summarized hereafter. These transactions impact the comparability of operating results year over year.

          On December 23, 2003, Emmis agreed to sell its controlling interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina, to its minority partners for $7.3 million in cash. The sale is subject to Argentine regulatory approvals and is expected to close during our quarter ended May 31, 2004. Emmis acquired its interest in Votionis in November 1999. In October 2003, we exercised our right to purchase the equity interests of our minority partners. During negotiations with our minority partners, we instead elected to sell our controlling interest. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The loss is primarily attributable to the devaluation of the peso. Votionis has historically been included in the radio reporting segment.

          On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations. Five of these licenses are for the stations that Emmis began programming in August 2003 and the remaining four related to new stations that Emmis began operating in February 2004. The licenses are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government.

          On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM, (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $35.3 million of goodwill, all of which is deductible for income tax purposes. In addition, Emmis has the option, but not the obligation, to purchase its partner’s entire 49.9% interest in the partnership after December 2007 based on an 18-multiple of trailing 12-month cash flow.

     Effective March 1, 2003, Emmis completed its acquisition of substantially all of the assets of television station WBPG-TV in Mobile, AL-Pensacola, FL from Pegasus Communications Corporation for approximately $11.7 million, including transaction costs of $0.2 million. We financed the acquisition through borrowings under the credit facility and the acquisition was accounted for as a purchase. This acquisition will allow us to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since we already own a television station in the market, WALA.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corporation for $88.0 million. Emmis had purchased KALC-FM on January 17, 2001, from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Proceeds were used to repay amounts outstanding under our credit facility. Since the agreed-upon sales price for this station was less than its carrying amount as of February 28, 2002, we recognized an impairment loss of $9.1 million in fiscal 2002. Additionally, in fiscal 2003 we recorded an incremental $1.3 million loss in connection with the sale. Both of these losses are reflected in the accompanying consolidated statements of operations.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Emmis had purchased KXPK-FM on August 24, 2000, from AMFM, Inc. for an allocated purchase price of $35.0 million in cash plus liabilities recorded of $1.2 million and transaction related costs of $0.4 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. Proceeds were used to repay amounts outstanding under our credit facility. In fiscal 2003 we recorded a gain on sale of assets of $10.2 million.

     On March 28, 2001, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC’s March 2001 senior discount notes offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement. The total purchase price was allocated to property and equipment and broadcast licenses based on an independent appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2004 COMPARED TO YEAR ENDED FEBRUARY 28, 2003

Net revenue pro forma reconciliation:

          Since March 1, 2002, we have sold two radio stations in Denver, Colorado, acquired a 50.1% controlling interest in six radio stations in Austin, Texas, purchased one television station in Mobile, Alabama, announced the sale of two radio stations in Argentina and sold a television production company (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2004	2003	$ Change	% Change
Reported net revenues
Radio	$279,822	$254,818	$25,004	9.8%
Television	235,938	234,752	1,186	0.5%
Publishing	76,108	72,793	3,315	4.6%

Total	591,868	562,363	29,505	5.2%
Plus: Net revenues from stations acquired
Radio	8,860	23,395
Television	—	1,033
Publishing	—	—

Total	8,860	24,428
Less: Net revenues from stations disposed
Radio	—	(3,884)
Television	(1,140)	(3,401)
Publishing	—	—

Total	(1,140)	(7,285)
Pro forma net revenues
Radio	288,682	274,329	14,353	5.2%
Television	234,798	232,384	2,414	1.0%
Publishing	76,108	72,793	3,315	4.6%

Total	$599,588	$579,506	$20,082	3.5%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions, irrespective of materiality. These pro forma results include the impact of the sale of our two radio stations in Denver and our television production company and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with GAAP.

Net revenues discussion:

          Radio net revenues increased principally as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio net revenues for the year ended February 29, 2004 would have increased $14.4 million, or 5.2%. We monitor the performance of our stations against the aggregate performance of the markets in which we operate. On a pro forma basis, for the year ended February 29, 2004 net revenues of our domestic radio stations were up 4.5%, whereas net revenues in the domestic radio markets in which we operate were up only 2.7%, based on reports for the periods prepared by Miller, Kaplan, Arase & Co., LLP. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold in the current period versus the same period in the prior year. Our advertising inventory sellout decreased slightly year over year.

          The increase in television net revenues for the year ended February 29, 2004 is due to strong growth in local advertising revenues offset by a substantial reduction in net political revenues as there were fewer political election campaigns in our fiscal 2004. Net political advertising revenues for the year ended February 29, 2004 were approximately $4.0 million. Net political advertising revenues for the year ended February 28, 2003 were approximately $17.5 million. Despite this decrease in net political revenues, ratings improvements and our commitment to training and developing local sales forces have enabled us to increase our share of local advertising revenues.

          Although publishing revenues increased for the year ended February 29, 2004 as compared to the same period in the prior year, the national advertising environment continues to be challenging for our publishing division. However, our magazines have been able to overcome shortfalls in national advertising revenues by producing more custom publications and by increasing special advertiser sections in our magazines.

          On a consolidated basis, net revenues for the year ended February 29, 2004 increased due to the effect of the items described above. On a pro forma basis, net revenues for the year ended February 29, 2004 increased $20.1 million, or 3.5% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

          Since March 1, 2002, we have sold two radio stations in Denver, Colorado, acquired a 50.1% controlling interest in six radio stations in Austin, Texas, purchased one television station in Mobile, Alabama, announced the sale of two radio stations in Argentina and sold a television production company (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The following table reconciles actual station operating expenses, excluding noncash compensation to pro forma station operating expenses, excluding noncash compensation:

	Year ended February 28 (29),
	2004	2003	$ Change	% Change
Reported station operating expenses, excluding noncash compensation
Radio	$155,129	$138,385	$16,744	12.1%
Television	150,485	148,041	2,444	1.7%
Publishing	65,809	62,825	2,984	4.7%

Total	371,423	349,251	22,172	6.3%
Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	5,182	13,704
Television	—	2,431
Publishing	—	—

Total	5,182	16,135
Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	(3,286)
Television	(944)	(2,322)
Publishing	—	—

Total	(944)	(5,608)
Pro forma station operating expenses, excluding noncash compensation
Radio	160,311	148,803	11,508	7.7%
Television	149,541	148,150	1,391	0.9%
Publishing	65,809	62,825	2,984	4.7%

Total	$375,661	$359,778	$15,883	4.4%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions, irrespective of materiality. These pro forma results include the impact of the sale of our two radio stations in Denver and our television production company and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with GAAP.

Station operating expenses, excluding noncash compensation discussion:

          Radio station operating expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003. The increase also relates to higher sales-related costs, higher insurance and health-related costs, higher programming costs and the reduction of $2.5 million in noncash compensation expense as more bonuses were paid in cash as opposed to stock in fiscal 2004, which had the impact of increasing cash expenses by an equal amount. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 would have increased $11.5 million, or 7.7%.

          Our acquisition of WBPG-TV in March 2003 contributed to the increase in television station operating expenses, excluding noncash compensation. On a pro forma basis (assuming the purchase of WBPG-TV and sale of Mira Mobile Television had occurred on March 1, 2002), television station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 would have increased $1.4 million, or 0.9%. Higher programming costs and higher insurance and health-related costs were generally offset by lower sales-related costs.

          As previously discussed, our publishing division has replaced lost national advertising revenues with revenues from custom publications and special advertiser sections, which are more expensive to produce due principally to higher editorial and production costs. Our publishing division also experienced higher insurance and health-related costs.

          On a consolidated basis, station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 increased due to the effect of the items described above. On a pro forma basis, station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 increased $15.9 million, or 4.4% due to the effect of the items described above.

Noncash compensation expenses:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$7,682	$10,151	$(2,469)	(24.3)%
Television	7,715	6,528	1,187	18.2%
Publishing	2,780	2,358	422	17.9%
Corporate	5,273	3,491	1,782	51.0%

Total noncash compensation expense	$23,450	$22,528	$922	4.1%

          Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches in our 401(k) plans, and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $16.5 million and $16.7 million for the years ended February 28 (29), 2003 and 2004, respectively. Effective March 1, 2003, Emmis elected to double its 401(k) match to $2 per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the Company’s profit sharing plan. This resulted in approximately $1.5 million of additional noncash compensation expense for the year ended February 29, 2004, over the same period in the prior year. These increases were partially offset by the payment of more bonuses in cash as opposed to stock in fiscal 2004 as compared to fiscal 2003.

          Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change will result in an estimated $8 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. No formal decisions have been made regarding its status beyond December 2004.

Corporate expenses, excluding noncash compensation:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$24,105	$21,359	$2,746	12.9%

          Corporate expenses, excluding noncash compensation increased due to higher insurance and health care costs, professional fees associated with our television digital spectrum initiative, funding for training and diversity initiatives, and higher corporate governance costs.

Depreciation and amortization:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$9,331	$8,133	$1,198	14.7%
Television	30,174	28,453	1,721	6.0%
Publishing	873	1,917	(1,044)	(54.5)%
Corporate	6,090	4,867	1,223	25.1%

Total depreciation and amortization	$46,468	$43,370	$3,098	7.1%

          Substantially all of the increase in radio depreciation and amortization expense is attributable to our Austin radio acquisition, which closed on July 1, 2003.

          Television depreciation and amortization expense increased due to additional depreciation of digital equipment upgrades.

          Publishing depreciation and amortization expense decreased due to certain definite-lived intangible assets becoming fully amortized during fiscal 2003.

          Corporate depreciation and amortization expense increased due to higher depreciation expense related to computer equipment and software purchases over the past twelve months.

          Consolidated depreciation and amortization expense increased due to the effect of the items described above.

Operating income:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$107,680	$98,149	$9,531	9.7%
Television	35,164	51,730	(16,566)	(32.0)%
Publishing	6,646	5,693	953	16.7%
Corporate	(35,468)	(29,717)	(5,751)	19.4%

Total operating income	$114,022	$125,855	$(11,833)	(9.4)%

          Radio operating income increased due to our Austin radio acquisition, partially offset by higher station operating expenses at our existing stations and depreciation and amortization expense, as discussed above. Also noncash compensation in our radio segment decreased by approximately $2.5 million in fiscal 2004 as we paid more bonuses in cash as opposed to stock. As discussed above, the net revenue growth of our stations exceeded the revenue growth in the markets in which we operate. We expect our stations to continue to outperform the markets in which we operate as we seek to monetize sustained audience ratings momentum.

          Television operating income in fiscal 2005 includes a $12.4 million impairment charge relating to the company’s annual SFAS No. 142 review. The remaining decrease is attributable to higher noncash compensation expense, higher depreciation and amortization expense, and the reduction in political net revenues, as discussed above. We expect our television division to increase operating income in fiscal 2005 as our stations will benefit from political advertising spending and revenues from the Olympics.

          Publishing operating income increased due to higher net revenues and lower depreciation and amortization, partially offset by higher station operating expenses, as discussed above. Our publishing division has experienced slow, steady growth, which we expect to continue. Our magazines are generally mature properties with limited direct competition.

          Corporate operating income declined due to higher corporate expenses, noncash compensation expense, and depreciation and amortization, as discussed above. We expect corporate expenses to increase in fiscal 2005 by approximately 30%, the majority of which results from professional fees incurred in developing a business plan for our television digital spectrum initiative as well as higher governance costs attributable to Sarbanes-Oxley compliance and higher insurance costs.

          On a consolidated basis, total operating income decreased due to the changes in radio, television and publishing operating income and higher corporate expenses, as discussed above.

Interest expense:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:
Emmis	$85,958	$103,835	$(17,877)	(17.2)%
EOC	$59,434	$78,058	$(18,624)	(23.9)%

          With respect to Emmis, interest expense decreased primarily due to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, repayments of amounts outstanding under our credit facility and redemption of amounts outstanding under our senior discount notes. The decreased interest rates reflect both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. A portion of the decrease in interest expense is attributable to the expiration of interest rate swap agreements originally entered into in fiscal 2001. These swaps, which began expiring in February 2003, had an original aggregate notional amount of $350.0 million and fixed LIBOR at a weighted-average 4.76%. As of February 29, 2004, we had no interest rate swap agreements outstanding and LIBOR was at approximately 1.13%. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to redeem amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. We reduced our total debt outstanding by $270.6 million during the year ended February 28, 2003.

          With respect to EOC, interest expense decreased primarily due to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility as discussed for Emmis above. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

          Subsequent to the balance sheet date, we refinanced our credit facility and senior subordinated notes and retired substantially all of our senior discount notes. These debt refinancings will result in significantly lower interest expense in fiscal 2005. See Note 15 to the accompanying consolidated financial statements for more discussion.

Income (loss) before income taxes, discontinued operations and accounting change:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, discontinued operations and accounting changes:
Emmis	$24,725	$13,808	$10,917	79.1%
EOC	$51,250	$48,646	$2,604	5.4%

     With respect to Emmis, income before income taxes, discontinued operations and accounting change increased due to lower interest expense, partially offset by lower operating income as discussed above and due to the following prior year items: (1) the gain on sale of our Denver radio assets of $8.9 million in fiscal 2003, offset by (2) loss on debt extinguishment of $13.5 million in fiscal 2003, and (3) a loss from unconsolidated affiliates of $4.5 million in fiscal 2003.

     With respect to EOC, income before income taxes, discontinued operations and accounting change increased due to lower interest expense, partially offset by lower operating income as discussed above and due to the following prior year items: (1) the gain on sale of our Denver radio assets of $8.9 million in fiscal 2003, offset by (2) loss on debt extinguishment of $4.4 million in fiscal 2003, and (3) a loss from unconsolidated affiliates of $4.5 million in fiscal 2003.

Net loss:

	For the years ended February 28 (29),
	2004	2003	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):
Emmis	$2,256	$(164,468)	$166,724	(101.4)%
EOC	$19,419	$(139,565)	$158,984	(113.9)%

          With respect to Emmis, net income increased mainly due to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $13.5 million and loss from unconsolidated affiliates of $4.5 million, all included in the prior year, all net of tax.

          With respect to EOC, net income increased mainly due to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”, and (2) a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $4.4 million and loss from unconsolidated affiliates of $4.5 million, all included in the prior year, and all net of tax.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2003 COMPARED TO YEAR ENDED FEBRUARY 28, 2002

Net revenue pro forma reconciliation:

          During fiscal 2003, we sold two radio stations in Denver (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The following table reconciles actual net revenue to pro forma net revenue:

	Year ended February 28,
	2003	2002	$ Change	% Change
Reported net revenues
Radio	$254,818	$262,077	$(7,259)	(2.8)%
Television	234,752	206,529	28,223	13.7%
Publishing	72,793	71,216	1,577	2.2%

Total	562,363	539,822	22,541	4.2%
Less: Net revenues from stations disposed
Radio	(1,238)	(11,968)
Television	—	—
Publishing	—	—

Total	(1,238)	(11,968)
Pro forma net revenues
Radio	253,580	250,109	3,471	1.4%
Television	234,752	206,529	28,223	13.7%
Publishing	72,793	71,216	1,577	2.2%

Total	$561,125	$527,854	$33,271	6.3%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions, irrespective of materiality. These pro forma results include the impact of the sale of our two radio stations in Denver and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with GAAP.

Net revenues discussion:

          Radio net revenues decreased due to the sale of our two radio stations in Denver in May 2002. On a pro forma basis (assuming the sale of our two radio stations in Denver occurred on March 1, 2001), radio net revenues for the year ended February 28, 2003 would have increased $3.5 million, or 1.4%. Radio net revenues were negatively impacted by the devaluation of the peso in Argentina, as international radio net revenues for the year ended February 28, 2003 decreased $4.9 million, or 29.3%. Domestic radio net revenues were negatively impacted by a format change by one of our competitors in the New York market. The negative impact in our New York market, which represents approximately 30% of our radio net revenues, was offset by improved performance in our other radio markets, especially Los Angeles and Phoenix.

          Television net revenues increased due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements, coupled with approximately $17.5 million of political advertising net revenues in the year ended February 28, 2003.

          Publishing revenues were essentially flat for the year, as our publishing business has not seen the same level of recovery in advertisement spending that, in general, our radio and television businesses have experienced.

          On a pro forma basis consolidated net revenues for the year ended February 28, 2003 would have increased $33.2 million, or 6.3% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

          During fiscal 2003, we sold two radio stations in Denver (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The following table reconciles actual station operating expenses, excluding noncash compensation to pro forma station operating expenses, excluding noncash compensation:

	Year ended February 28,
	2003	2002	$ Change	% Change
Reported station operating expenses, excluding noncash compensation
Radio	$138,385	$149,059	$(10,674)	(7.2)%
Television	148,041	140,325	7,716	5.5%
Publishing	62,825	64,773	(1,948)	(3.0)%

Total	349,251	354,157	(4,906)	(1.4)%
Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	(708)	(8,649)
Television	—	—
Publishing	—	—

Total	(708)	(8,649)
Pro forma station operating expenses, excluding noncash compensation
Radio	137,677	140,410	(2,733)	(1.9)%
Television	148,041	140,325	7,716	5.5%
Publishing	62,825	64,773	(1,948)	(3.0)%

Total	$348,543	$345,508	$3,035	0.9%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions, irrespective of materiality. These pro forma results include the impact of the sale of our two radio stations in Denver and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with GAAP.

Station operating expenses, excluding noncash compensation discussion:

          Radio station operating expenses, excluding noncash compensation decreased principally due to the sale of our two radio stations in Denver in May 2002. On a pro forma basis (assuming the sale of our two radio stations in Denver occurred on March 1, 2001), radio operating expenses, excluding noncash compensation for the year ended February 28, 2003 would have decreased $2.7 million, or 1.9%. Increases in promotional spending for our radio stations were offset by the implementation of our stock compensation program in December 2001, whereby the salaries of our full-time employees were generally reduced by 10% and supplemented with a corresponding stock grant that is reflected in noncash compensation expense.

          Television station operating expenses, excluding noncash compensation increased due to higher programming, promotion and sales-related costs, partially offset by the impact of our stock compensation program.

          Publishing operating expenses, excluding noncash compensation, decreased due to cost control measures and our stock compensation program.

          On a pro forma basis, consolidated station operating expenses, excluding noncash compensation for the year ended February 28, 2003 would have increased $3.0 million, or 0.9% due to the effect of the items described above.

Noncash compensation expenses:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$10,151	$5,505	$4,646	84.4%
Television	6,528	2,345	4,183	178.4%
Publishing	2,358	428	1,930	450.9%
Corporate	3,491	817	2,674	327.3%

Total noncash compensation expense	$22,528	$9,095	$13,433	147.7%

          Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, and common stock issued to employees pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $16.5 million for the year ended February 28, 2003. Our stock compensation program began December 2001; therefore, only $3.1 million of expense was included in noncash compensation expense in the year ended February 28, 2002.

Corporate expenses, excluding noncash compensation:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$21,359	$20,283	$1,076	5.3%

          The increase in corporate expenses, excluding noncash compensation increased due to higher professional fees associated with financing and other transactions, and higher health care costs, partially offset by lower cash compensation due to our stock compensation program.

Depreciation and amortization:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,133	$33,516	$(25,383)	(75.7)%
Television	28,453	53,513	(25,060)	(46.8)%
Publishing	1,917	8,477	(6,560)	(77.4)%
Corporate	4,867	4,752	115	2.4%

Total depreciation and amortization	$43,370	$100,258	$(56,888)	(56.7)%

          The Radio depreciation and amortization decrease was mainly attributable to our adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets.” Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses. For comparison purposes, for the year ended February 28, 2002, we recorded radio amortization expense for goodwill and FCC licenses of $24.8 million.

          The Television depreciation and amortization expense decrease was also mainly attributable to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” For comparison purposes, for the year ended February 28, 2002, we recorded television amortization expense for goodwill and FCC licenses of $28.0 million.

          The Publishing depreciation and amortization expense decrease was also mainly attributable to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” For comparison purposes, for the year ended February 28, 2002, we recorded publishing amortization expense for goodwill of $5.4 million.

          On a consolidated basis, the depreciation and amortization expense decrease was also mainly attributable to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” For comparison purposes, for the year ended February 28, 2002, we recorded amortization expense for goodwill and FCC licenses of $58.2 million.

Operating income:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$98,149	$64,455	$33,694	52.3%
Television	51,730	8,737	42,993	492.1%
Publishing	5,693	(2,462)	8,155	(331.2)%
Corporate	(29,717)	(26,620)	(3,097)	11.6%

Total operating income	$125,855	$44,110	$81,745	185.3%

          Radio operating income increased due to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Adoption of this accounting standard had the impact of eliminating our radio amortization expense for goodwill and FCC licenses, which totaled $24.8 million in the year ended February 28, 2002. Fiscal 2002 radio operating income included a $9.1 million impairment loss related to the sale of a radio station.

          Television operating income increased due to higher revenues, as previously described, and our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Adoption of this accounting standard had the impact of eliminating our television amortization expense for goodwill and FCC licenses, which totaled $28.0 million in the year ended February 28, 2003.

          Publishing operating income increased primarily due to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Adoption of this accounting standard had the impact of eliminating our publishing amortization expense for goodwill, which totaled $5.4 million in the year ended February 28, 2002.

          On a consolidated basis, operating income increased due to better operating performance at our stations, especially our television stations, and our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” each as described above. Adoption of this accounting standard had the impact of eliminating our amortization expense for goodwill and FCC licenses, which totaled $58.2 million in the year ended February 28, 2002.

Interest expense:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:
Emmis	$103,835	$129,100	$(25,265)	(19.6)%
EOC	$78,058	$104,102	$(26,044)	(25.0)%

     Emmis interest expense decreased due to a decrease in the interest rates we pay on amounts outstanding under our credit facility, which is variable rate debt, repayments of amounts outstanding under our credit facility and redemption of amounts outstanding under our senior discount notes. The decreased interest rates reflected both a decrease in the base interest rate for our credit facility due to a lower overall interest rate environment, and a decrease in the margin applied to the base rate resulting from the June 2002 credit facility amendment. In the quarter ended May 31, 2002, we repaid amounts outstanding under our credit facility with the proceeds of our Denver radio asset sales in May 2002 and a portion of the proceeds from our equity offering in April 2002, with the remaining portion being used to redeem amounts outstanding under our senior discount notes in the quarter ended August 31, 2002. We reduced our total debt outstanding by $270.6 million during the year ended February 28, 2003.

        EOC interest expense decreased due to a decrease in the interest rates we pay on amounts outstanding under our credit facility, and repayments of amounts outstanding under our credit facility as discussed for Emmis above. The difference between interest expense for Emmis and EOC is due to interest expense associated with the senior discount notes, for which ECC is the obligor, and thus it is excluded from the results of operations of EOC.

Income (loss) before income taxes, discontinued operations and accounting change:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, discontinued operations and accounting changes:
Emmis	$13,808	$(90,395)	$104,203	N/A
EOC	$48,646	$(66,383)	$115,029	N/A

        Emmis income before income taxes, discontinued operations and accounting change increased mainly due to: (1) better operating results at our stations, (2) the elimination of our amortization expense for goodwill and broadcasting licenses of $58.2 million, (3) a reduction in interest expense as a result of the factors described above under interest expense, and (4) the gain on sale of our Denver radio assets of $8.9 million. The prior year loss before income taxes, extraordinary loss and accounting change included a $9.1 million impairment loss related to the sale of a radio station.

        EOC income before income taxes, discontinued operations and accounting change increased mainly due to: (1) better operating results at our stations, (2) the elimination of our amortization expense for goodwill and broadcasting licenses of $58.2 million, (3) a reduction in interest expense as a result of the factors described above under interest expense, (4) the gain on sale of our Denver radio assets of $8.9 million, partially offset by a $13.5 million loss on debt extinguishment relating to the premium paid on the redemption of our discount notes and the write-off of deferred debt fees associated with debt redeemed during the year. The prior year loss before income taxes, extraordinary loss and accounting change included a $9.1 million impairment loss related to the sale of a radio station.

Net loss:

	For the years ended February 28,
	2003	2002	$ Change	% Change
	(As reported, amounts in thousands)
Net loss:
Emmis	$(164,468)	$(64,108)	$(100,360)	(156.5)%
EOC	$(139,565)	$(47,886)	$(91,679)	(191.5)%

        Emmis net loss increased mainly due to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets.” and (2) a $13.5 million loss on debt extinguishment relating to the premium paid on the redemption of our discount notes and the write-off of deferred debt fees associated with debt repaid during the year, partially offset by, better operating results, the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes.

        EOC net loss increased mainly due to (1) a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets;” and (2) a $4.4 million loss on debt extinguishment relating to the write-off of deferred debt fees associated with debt repaid during the year, partially offset by better operating results, the elimination of amortization expense, the gain on asset sales and the reduction in interest expense, all described above, and all net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

     OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 29, 2004, and employment contracts for key employees, all of which are disclosed in Note 9 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

     SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of February 29, 2004:

	PAYMENTS DUE BY PERIOD
	(AMOUNTS IN THOUSANDS)
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt (1)	$1,336,868	$6,539	$15,520	$15,520	$1,299,289
Operating leases	67,018	8,951	15,742	13,139	29,186
TV program rights payable (2)	53,768	27,502	19,915	5,728	623
Future TV program rights payable (2)	89,542	9,315	37,984	26,789	15,454
Radio broadcast agreements	5,265	1,769	2,394	1,102	—
Employment agreements	56,455	27,224	24,635	4,198	398

Total Contractual Cash Obligations	$1,608,916	$81,300	$116,190	$66,476	$1,344,950

(1)	Includes ECC’s senior discount notes accrete to a face value of $286.3 million in March 2006 and become due in March 2011. As of February 29, 2004, the carrying value of the senior discount notes was $223.4 million. With respect to EOC, the above table would be the same except ECC’s senior discount notes would be excluded. Subsequent to the balance sheet date, we refinanced substantially all of our long-term debt. The payment amounts in the above table are based on the terms of the new indebtedness. See Note 15 to the accompanying consolidated financial statements for more discussion.

(2)	TV program rights payable represents payments to be made to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future TV program rights payable represents commitments for program rights not available for broadcast as of February 29, 2004.

We expect to fund these payments primarily with cash flows from operations, but we may also issue additional debt or equity or sell assets.

SOURCES OF LIQUIDITY

        Our primary sources of liquidity are cash provided by operations and cash available through revolving loan borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, capital expenditures, working capital, debt service and funding acquisitions and, in the case of ECC, preferred stock dividend requirements. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for discussion of specific segment needs.

        At February 29, 2004, we had cash and cash equivalents of $20.0 million and net working capital for Emmis and EOC of $53.1 million and $54.3 million, respectively. At February 28, 2003, we had cash and cash equivalents of $16.1 million and net working capital for Emmis and EOC of $28.0 million and $29.1 million, respectively. The increase in net working capital primarily relates to the reclassification of the assets of our 75% interest in two radio stations in Argentina to current as the sale is expected to be completed within ninety days of the balance sheet date.

     Operating Activities

        With respect to Emmis, net cash flows provided by operating activities were $118.2 million for the year ended February 29, 2004 compared to $95.1 million for the same period of the prior year. With respect to EOC, net cash flows provided by operating activities were $115.4 million for the year ended February 29, 2004 compared to net cash flows provided by operating activities of $94.2 million for the same period of the prior year. The increase in cash flows provided by operating activities for the year ended February 29, 2004 as compared to the same period in the prior year is due to our increase in net revenues less station operating expenses and corporate expenses. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

     Investing Activities

        Cash flows used in investing activities were $146.4 million for the year ended February 29, 2004 compared to cash provided by investing activities of $106.3 million in the same period of the prior year. The decrease is primarily attributable to our purchase of radio stations in the year ended February 29, 2004 as opposed to our sale of radio stations in the year ended February 28, 2003. Investing activities include capital expenditures and business acquisitions and dispositions.

        As discussed in results of operations above and in Note 6 to the accompanying consolidated financial statements, on July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million, all of which was funded with borrowings under the credit facility. Emmis sold radio stations KALC-FM and KXPK-FM in Denver, Colorado for $135.5 million in cash in the quarter ended May 31, 2002. The net cash proceeds of $135.5 million were used to repay outstanding borrowings under the credit facility.

        In the years ended February 28 (29), 2002, 2003 and 2004, we had capital expenditures of $30.1 million, $30.5 million, and $30.2 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to digital television. We anticipate that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including approximately $3.1 million in fiscal 2005 for the conversion to digital television. Although all but one of our stations as of April 2004 were broadcasting a digital signal, we will incur approximately $12 million of additional costs, after fiscal 2005, to upgrade the digital signals of three of our local stations and six of our satellite stations and to accommodate the channel changes required as analog licenses are retracted. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Financing Activities

        Cash flows provided by financing activities for Emmis and EOC were $32.1 million and $34.9 million, respectively, for the year ended February 29, 2004. Cash flows used in financing activities for Emmis and EOC were $191.7 million and $190.8 million, respectively, for the same period of the prior year.

        As discussed in Note 2 to the accompanying consolidated financial statements, in April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding borrowings under our credit facility. The remainder was invested, and in July 2002 distributed to ECC to redeem approximately 22.6% of ECC’s $370.0 million, face value, senior discount notes (see discussion below). As indicated in Investing Activities above, we paid $106.5 million on July 1, 2003 for a controlling 50.1% interest in six radio stations in Austin, Texas. These funds were borrowed under our senior credit facility. Also, net proceeds of $135.5 million from the sale of two radio stations in Denver were also used to repay outstanding indebtedness under the credit facility during the year ended February 28, 2003.

        On March 27, 2001, ECC received $202.6 million of proceeds from the issuance of $370.0 million face value, 12 1/2% senior discount notes due 2011. The net proceeds of $190.6 million, less $93.0 million held in escrow at ECC, were distributed to EOC and used to fund the acquisition of the Phoenix radio stations. In June 2001, upon completion of the Company’s reorganization to form EOC and make ECC a holding company, the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

        As of February 29, 2004, EOC had $1,039.8 million of corporate indebtedness outstanding under our credit facility ($739.8 million) and senior subordinated notes ($300.0 million), and other indebtedness ($10.8 million). As of February 29, 2004, total indebtedness outstanding for Emmis included all of EOC’s indebtedness as well as $223.4 million of ECC’s senior discount notes. ECC also had $143.8 million of our convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to LIBOR or an alternative Base Rate plus a margin. As of February 29, 2004, our weighted average borrowing rate under our credit facility was approximately 3.4% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 6.1%. The overall weighted average borrowing rate for EOC, which would exclude the senior discount notes, was approximately 4.8%.

        The debt service requirements of EOC over the next twelve month period (net of interest under our credit facility) are expected to be $27.5 million, after giving effect to the refinancing of the credit facility and senior subordinated notes in May 2004 (see below). This amount is comprised of $25.8 million for interest under our new senior subordinated notes and $1.7 million for repayment of term notes under our new credit facility. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. ECC has no additional debt service requirements in the next twelve-month period since interest on its senior discount notes accretes into the principal balance of the notes until March 2006. However, ECC has preferred stock dividend requirements of $9.0 million for the next twelve-month period. The terms of ECC’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. While Emmis had sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the April 15, 2002 payment because Emmis’ leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. ECC’s board of directors set a record date for the April 15, 2002 payment, but did not declare the dividend. Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted under the senior discount notes and senior subordinated notes indentures to make the payment to the preferred shareholders. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, ECC’s board of directors declared the April 15, 2002 dividend, as well as dividends payable October 15, 2001 and January 15, 2002, and deemed the obligation to pay each dividend to have been discharged by the subsidiary’s prior payment.

        At April 23, 2004, we had $170.5 million available under our credit facility, net of $2.5 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our minority partner’s entire interest in six radio stations in Austin, Texas after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

        On May 10, 2004, we refinanced substantially all of our long-term debt. EOC received $368.4 million in proceeds from the issuance of its 6 7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and EOC borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.8 million of cash on hand were used to (i) repay the remaining principal indebtedness under EOC’s former credit facility of approximately $744.3 million, (ii) repurchase $295.1 million aggregate principal amount of EOC’s 8 1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of our 12 1/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay an estimated $12.6 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees. In connection with the transactions, we incurred an estimated loss of $97.1 million, consisting of (i) $72.0 million for the prepayment and redemption fees, (ii) $24.3 million for the write-off of deferred debt costs associated with the retired debt, and (iii) an estimated $0.8 million in expenses related to the repurchase of indebtedness existing at February 29, 2004.

        On May 10, 2004, EOC gave notice to redeem the remaining $4.9 million of principal amount of its 8 1/8% senior subordinated notes due 2009. These notes will be redeemed at 104.063% plus accrued and unpaid interest and will be financed with additional borrowings on our new credit facility. The transaction is expected to close on June 10, 2004 and will result in an additional loss of $0.3 million.

        The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. EOC issued $375.0 million aggregate principal amount of its 6 7/8% senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. See Note 15 to the accompanying consolidated financial statements for more discussion.

        Emmis has explored the possibility of separating its radio and television businesses into two publicly traded companies. Emmis continues to monitor the operating environment and evaluate the possibility of effecting a separation. Emmis would consider the separation in connection with a significant acquisition of either radio or television properties. However, a potential separation is not dependent upon the occurrence of such an event.

INTANGIBLES

     At February 29, 2004, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with all regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

        In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and certain indefinite-lived intangibles will not be amortized into results of operations, but instead the recorded value of certain indefinite-lived intangibles will be tested for impairment at least annually with impairment being measured as the excess of the asset’s carrying amount over its fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and measured for impairment in accordance with SFAS 121. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $61.0 million in the year ended February 28, 2003. However, our future impairment reviews may result in additional periodic write-downs, such as our $12.4 million impairment loss in fiscal 2004 (see Note 8 to the accompanying consolidated financial statements).

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. The Company adopted this Statement on March 1, 2003 and it did not have a material impact on the Company’s financial position, cash flows or results of operations.

        Effective March 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions” for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Adoption of this statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

        As of December 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of SFAS No. 123.” SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We reported the pro forma information on an interim basis beginning with our May 31, 2003 Form 10-Q.

        On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company will therefore adopt FIN 46 in its interim report for the quarter ending May 31, 2004. The Company does not expect this pronouncement will have a material impact on its future consolidated results of operations or financial position.

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

        On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, ECC had recorded an extraordinary loss of $11.1 million, net of tax, in the year ended February 28, 2003, and EOC had recorded an extraordinary loss of $2.9 million, net of tax, in the year ended February 28, 2003, in connection with debt extinguishments. Accordingly, we retroactively reclassified the losses of $13.5 million for ECC and $4.4 million for EOC and the related income tax effects to include them in income from continuing operations.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150”). SFAS No. 150 requires financial instruments within its scope to be classified as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of SFAS 150 regarding limited life subsidiaries have been deferred indefinitely. These provisions applied to one of our subsidiaries. The settlement value of the minority partner’s interest in our subsidiary was not material at February 29, 2004. However, the subsidiary is held for sale as of February 29, 2004.

SEASONALITY

     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. For our radio operations, this seasonality is due to the younger demographic composition of many of our stations. Advertisers increase spending during the summer months to target these listeners. In addition, advertisers generally increase spending across all of our segments during the months of October and November, which are part of our third quarter, in anticipation of the holiday season. Finally, particularly in our television operations, revenues from political advertising tend to be higher in our odd-numbered fiscal years.

INFLATION

     The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results, particularly since our senior bank debt is entirely floating rate debt.

RISK FACTORS

     The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business and future results of the Company. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Decreased spending by advertisers or a decrease in our market ratings or market share can adversely affect our advertising revenues.

     We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, the recent downturn in the United States economy had an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or another downturn in the United States economy or in the economy of any individual geographic market, particularly a major market such as Los Angeles, New York or Orlando, in which we own and operate sizeable stations, could have a significant effect on us. The overall weakness of the United States economy resulted in an economic downturn in New York, and the terrorist attacks of September 11, 2001 exacerbated the downturn. The slow New York economy had an adverse effect on the revenues of our New York stations in the fiscal years ended February 28, 2002 and 2003. The New York stations accounted for approximately 12% of our net revenue for the year ended February 29, 2004.

     Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

     In addition, since political advertising at times accounts for a significant portion of our advertising revenues, normal election cycles may cause our revenues to fluctuate. Changes in government limitations on spending or fundraising for campaign advertisements may also have a negative effect on our earnings derived from political advertising.

We may lose audience share and advertising revenue to competing television and radio stations or other types of media competitors.

     We operate in highly competitive industries. Our television and radio stations compete for audiences and advertising revenue with other television and radio stations and station groups, as well as with other media. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Any adverse change in a particular market, or adverse change in the relative market positions of the stations located in a particular market, could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other television and radio broadcasting companies may enter the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our television and radio stations may not be able to maintain or increase their current audience ratings and advertising revenue in the face of such competition.

     In addition, from time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance.

     Because of the competitive factors we face, we cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

     The television and radio broadcasting industries are subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

-	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

-	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

-	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

-	low-power FM radio, which could result in additional FM radio broadcast outlets; and

-	digital video recorders that allow viewers to digitally record and play back television programming, which may decrease viewership of commercials and, as a result, lower our advertising revenues.

     In addition, cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues. Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

     We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the television and radio broadcasting industries or on our financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial health.

     We have a significant amount of indebtedness. At February 29, 2004, our total indebtedness was approximately $1,274.0 million, and our shareholders’ equity was approximately $748.9 million. Our substantial indebtedness could have important consequences to you. For example, it could:

-	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

-	increase our vulnerability to general adverse economic and industry conditions;

-	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

-	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

-	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

-	place us at a competitive disadvantage compared to our competitors that have less debt; and

-	limit, along with the financial and other restrictive covenants in our credit facility and our other debt instruments, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our businesses.

The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

     Our credit facility and our bond indentures impose significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments.

     These restrictions currently limit our ability to grow our business through acquisitions and could limit our ability to respond to market conditions or meet extraordinary capital needs. They also could restrict our corporate activities in other ways. These restrictions could adversely affect our ability to finance our future operations or capital needs.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, to pay dividends and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our operating results have been and may again be adversely affected by acts of war and terrorism.

     Acts of war and terrorism against the United States, and the country’s response to such acts, may negatively affect the U.S. advertising market, which could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict.

     For example, the war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of fiscal 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of fiscal 2003. After the September 11, 2001 terrorist attacks, we decided that the public interest would be best served by the presentation of continuous commercial-free coverage of the unfolding events on our stations. This temporary policy had a material adverse effect on our advertising revenues and operating results for the month of September 2001. Future events like those of September 11, 2001 or the war in Iraq may cause us to adopt similar policies, which could have a material adverse effect on our advertising revenues and operating results.

     Additionally, the attacks on the World Trade Center on September 11, 2001 resulted in the destruction of the transmitter facilities that were located there. Although we had no transmitter facilities located at the World Trade Center, broadcasters that had facilities located in the destroyed buildings experienced temporary disruptions in their ability to broadcast. Since we tend to locate transmission facilities for stations serving urban areas on tall buildings or other significant structures, such as the Empire State Building in New York, further terrorist attacks or other disasters could cause similar disruptions in our broadcasts in the areas affected. If these disruptions occur, we may not be able to locate adequate replacement facilities in a cost-effective or timely manner or at all. Failure to remedy disruptions caused by terrorist attacks or other disasters and any resulting degradation in signal coverage could have a material adverse effect on our business and results of operations.

Television programming costs may negatively impact our operating results.

     One of our most significant operating cost components is television programming. We may be exposed in the future to increased programming costs which may adversely affect our operating results. Acquisitions of program rights are usually made two or three years in advance and may require multi-year commitments, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs. In addition, we have recently experienced increased competition to acquire programming, primarily due to the increased acquisition of syndicated programming by cable operators.

Our television stations depend on affiliations with major networks that may be canceled or revoked by the networks.

     All of our television stations are affiliated with a network. Under the affiliation agreements, the networks possess, under certain circumstances, the right to terminate the agreement without giving the station enough advance notice to implement a contingency plan. The affiliation agreements may not remain in place, and the networks may not continue to provide programming to affiliates on the same basis that currently exists. The non-renewal or termination of any of our stations’ network affiliation agreements could have a material adverse effect on our operations.

The success of our television stations depends on the success of the network each station carries.

     The ratings of each of the television networks, which is based in large part on their programming, vary from year to year, and this variation can significantly impact a station’s revenues. The future success of any network or its programming is unpredictable.

To continue to grow our business, we will require significant additional capital.

     The continued development, growth and operation of our businesses will require substantial capital. In particular, additional acquisitions will require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our new credit facility, and proceeds from future issuances of debt and equity both public and private. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.

Our ability to grow through acquisitions may be limited by competition for suitable properties or other factors we cannot control.

     We intend to selectively pursue acquisitions of radio and television stations and publishing properties, when appropriate, in order to grow. To be successful with this strategy, we must be effective at quickly evaluating markets, obtaining financing to buy stations and publishing properties on satisfactory terms and obtaining the necessary regulatory approvals, including, as discussed below, approvals of the FCC and the Department of Justice. We also must accomplish these tasks at reasonable costs. The radio industry in particular has rapidly consolidated. In general, we compete with many other buyers for radio and television stations as well as publishing properties. These other buyers may be larger and have more resources. We cannot predict whether we will be successful in buying stations or publishing properties, or whether we will be successful with any station or publishing property we acquire. Our strategy is generally to buy underperforming properties and use our experience to improve their performance. Thus, the benefits resulting from the properties we buy may not manifest themselves immediately, and we may need to pay large initial costs for these improvements.

If we are not able to obtain regulatory approval for future acquisitions, our growth may be impaired.

     Although part of our growth strategy is the acquisition of additional radio and television stations, we may not be able to complete all the acquisitions that we agree to make. Station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. Also, the FCC sometimes undertakes review of transactions to determine whether they would result in excessive concentration, even where the transaction complies with the numerical ownership limits. Specifically, the staff has had a policy of ''flagging’’ for closer scrutiny the anticompetitive impact of any transactions that will put one owner in a position to earn 50% or more of the market’s radio advertising revenues or will result in the two largest owners receiving 70% or more of those revenues. While the FCC has noted ''flagging’’ in public notices in the past, current transactions may be ''flagged’’ internally by the FCC without public notice. As discussed below, the FCC’s new rules with respect to media ownership are under court review. We cannot predict how the FCC’s approval process will change based on the outcome of the FCC’s media ownership proceeding or whether such changes would adversely impact us.

     Additionally, since the passage of the Telecommunications Act of 1996, the U.S. Department of Justice has become more involved in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly concerned when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue.

We may not be able to integrate acquired stations successfully, which could affect our financial performance.

     Our ability to operate our company effectively depends, in part, on our success in integrating acquired stations into our operations. These efforts may impose significant strains on our management and financial resources. The pursuit and integration of acquired stations will require substantial attention from our management, and will limit the amount of time they can devote to other important matters. Successful integration of acquired stations will depend primarily on our ability to manage our combined operations. If we fail to successfully integrate acquired stations or manage our growth or if we encounter unexpected difficulties during expansion, it could have a negative impact on the performance of acquired stations as well as on our company as a whole.

A recently adopted change in accounting principles that affects the accounting treatment of goodwill and FCC licenses could cause future losses due to asset impairment.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 ''Goodwill and Other Intangible Assets’’ that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and will be measured for impairment in accordance with SFAS 144, ''Accounting for the Impairment or Disposal of Long-Lived Assets.’’ After initial adoption, any impairment losses under SFAS 142 or 144 will be recorded as operating expenses. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $61.0 million in the year ended February 28, 2003. We also incurred a $12.4 million impairment loss in the fiscal year ended February 29, 2004 as a result of our annual SFAS 142 review. Our future impairment reviews could result in additional write-downs.

One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with yours.

     As of April 30, 2004, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 52% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13D-1 of the Exchange Act. He therefore is in a position to exercise a majority of the outstanding combined voting power of all classes of our common stock. Accordingly, Mr. Smulyan is able to control the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of the directors.

The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

     The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.

     Recently, the FCC has begun more vigorous enforcement of its indecency rules against the broadcasting industry as a whole. Two Congressional committees have recently conducted hearings relating to indecency. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would automatically subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for future ''serious indecency violations.’’ The FCC has found on a number of occasions recently, chiefly with regard to radio stations, that the content of broadcasts has contained indecent material. The FCC issued fines to the offending licensees. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent ''utterance,’’ in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

     The FCC has imposed fines totaling $42,000 for six allegedly-indecent broadcasts at our Chicago station; we have filed administrative appeals of four of those fines, totaling $28,000, and are currently considering what action, if any, to take regarding the remaining fines, as to which the administrative appeal process has recently concluded. Further, the FCC has sent letters of inquiry to us relating to five additional broadcasts on the Chicago station and five broadcasts on one of our St. Louis stations. These inquiries could result in additional fines or other enforcement action. In addition, the FCC has dismissed a number of complaints alleging indecent broadcasts at the Chicago station, but the complainant has asked the FCC to reinstate eleven of them. There may also be additional complaints of which we are currently unaware alleging indecent broadcasts by our stations. The foregoing inquiries and complaints could result in additional fines or other enforcement action. The FCC has so far assessed fines against us of $7,000 for each alleged indecency violation. During the period since those fines were imposed the Commission has frequently imposed fines against broadcasters at the statutory maximum of $27,500 per violation, particularly where there have been prior violations. Accordingly, any additional fines imposed on us could be at that level. Moreover, five of the broadcasts which are under inquiry by the FCC are sufficiently recent that they could be subject to the ''per utterance’’ approach described above, which could increase the total amount of any fines imposed.

     If the FCC were to bring enforcement proceedings against any of our television or radio stations, our results of operations could be adversely affected. Further, the alleged violations described above, along with any additional violations that may be asserted by the FCC in the future, could have a material adverse effect on our ability to obtain renewal of the Chicago and St. Louis broadcast licenses, for which we must file license renewal applications this year. The Communications Act provides that the FCC must renew a broadcast license if (i) the station involved has served the ''public interest, convenience and necessity’’ and (ii) there have been no ''serious violations’’ of the Act or FCC rules, and no ''other violations’’ of the Act or rules which ''taken together, would constitute a pattern of abuse.’’ If the Commission were to determine that the alleged violations described above fall within either or both of those definitions, the agency could (x) grant one or both license renewal applications with burdensome conditions, such as requirements for periodic reports, (y) grant one or both applications for less than the full eight-year term in order to allow an early reassessment of the station or stations, or (z) order an evidentiary hearing before an administrative law judge to determine whether renewal of either or both licenses should be denied. If a station’s license renewal were ultimately denied, the station would be required to cease operation permanently. As a result of these developments, we have implemented measures to reduce the risk of broadcasting indecent material in violation of the FCC’s rules. These and other future modifications to our programming to reduce the risk of indecency violations could have an adverse effect on our competitive position.

Our need to comply with comprehensive, complex and sometimes unpredictable federal regulations could have an adverse effect on our businesses.

     We are dependent on licenses from the FCC, which regulates the radio and television broadcasting industries in the United States. The radio and television broadcasting industries in the United States are subject to extensive and changing regulation by the FCC. Among other things, the FCC is responsible for the following:

-	assigning frequency bands for broadcasting;

-	determining the particular frequencies, locations and operating power of stations;

-	issuing, renewing, revoking and modifying station licenses;

-	determining whether to approve changes in ownership or control of station licenses;

-	regulating equipment used by stations; and

-	adopting and implementing regulations and policies that directly affect the ownership, operation, programming and employment practices of stations.

     The FCC has the power to impose penalties for violation of its rules or the applicable statutes. While in the vast majority of cases licenses are renewed by the FCC, we cannot be sure that any of our United States stations’ licenses will be renewed at their expiration date. Even if our licenses are renewed, we cannot be sure that the FCC will not impose conditions or qualifications that could cause problems in our businesses.

     The FCC regulations and policies also affect our growth strategy because the FCC has specific regulations and policies about the number of stations, including radio and television stations, and daily newspapers that an entity may own in any geographic area. As a result of these rules, we may not be able to acquire more properties in some markets or on the other hand, we may have to sell some of our properties in a particular market. For example, as a result of our acquisition of Lee Enterprises in October 2000, we own two ''top 4’’ rated television stations in the Honolulu market, which is not permitted by FCC rules. As a result, we have been operating both stations under various temporary waivers to the FCC’s ownership rules. The FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, and in so doing the FCC ordered companies with temporary waivers (including us) to file divesting applications to achieve compliance. However, the implementation of the new rules has been appealed in Federal court by a number of broadcasters (including us) and other groups, and the court has issued an indefinite stay, which has prevented the new rules from becoming effective. We cannot predict when or how the court will rule on the appeal. When and if the stay is lifted, we will likely have to either file a divesting application or seek a permanent waiver of the new rules. If we are required to divest a station on short notice, we may not realize the full value of that station.

     As a result of a recent transaction, Jeffrey H. Smulyan’s voting interest in the Company has fallen below 50% for FCC control purposes. The FCC does not take into account stock options exercisable within 60 days as does the Exchange Act Rule 13D-1. As a result, the Company is no longer eligible for an exemption from the FCC’s “ownership attribution” rules. Therefore, the media interests of minority shareholders who have voting interests in the company of 5% or more—20% or more in the case of certain categories of institutional investors—will be attributed to us. The FCC rules provide for a one-year “grace period” for resolving ownership conflicts resulting from loss of the exemption. Attribution of minority shareholders’ media interests to us could materially and adversely affect our business as a result of the increased cost of regulatory compliance and monitoring activities, the increased obstacles to our growth strategy or the mandatory divestment of our properties. Further, though we obtained FCC approval for the recent reduction in Mr. Smulyan’s voting interest, we may need to seek additional approval prior to further material reductions in his interest.

     FCC regulations also limit the ability of non-U.S. persons to own our capital stock and to participate in our affairs, which could limit our ability to raise equity. Our articles of incorporation contain provisions which place restrictions on the ownership, voting and transfer of our capital stock in accordance with the law.

     A 2002 court decision invalidated an FCC rule that prohibited common ownership of a broadcast station and a cable television system in the same market. The elimination of that restriction could increase the amount of competition that our television stations face. Finally, a number of federal rules governing broadcasting have changed significantly in recent years and additional changes may occur, particularly with respect to the rules governing digital television, digital audio broadcasting, satellite radio services, multiple ownership and attribution. We cannot predict the effect that these regulatory changes may ultimately have on our operations.

Any changes in current FCC ownership regulations may negatively impact our ability to compete or otherwise harm our business operations.

     In June of 2003, the FCC substantially modified its rules governing ownership of broadcast stations. The new rules (i) increase to 45% the national ''cap’’ on the number of television stations that can be owned nationwide by an entity or affiliated group, (ii) generally permit common ownership of two television stations within a given market (and three stations in some of the largest markets), (iii) allow, for the first time in many years, common ownership of broadcast stations and daily newspapers in most markets, (iv) generally allow common ownership of television and radio stations within a given market, and (v) change the definition of ''market’’ for purposes of the rules restricting the number of radio stations that may be commonly owned within a given market. The new rules were appealed in federal court, and in September of 2003, the court stayed the effectiveness of the new rules, pending a decision in the appeal. As a result of the stay, the former ownership rules were reinstated. We cannot predict the outcome of the appeal.

     Recent federal legislation set the national TV ownership ''cap’’ at 39%, superseding the increase to 45% adopted by the FCC. This represents an increase from the 35% limit previously in place, and its immediate effect is to allow on a permanent basis the existing levels of station ownership by the Fox and CBS networks, which previously had been allowed only as a result of a temporary waiver of the 35% limit. This may give Fox and CBS a competitive advantage over us, since they have much greater financial and other resources than we have.

     We cannot predict the impact of these developments on our business. In particular, we cannot predict the outcome of FCC’s media ownership proceeding or its effect on our ability to acquire broadcast stations in the future or to continue to own and freely transfer stations that we have already acquired.

     In 2003, we acquired a controlling interest in five FM stations and one AM station in the Austin, Texas market. Under the method of defining radio markets contained in the new ownership rules, it appears that we would be permitted to own or control only four FM stations in the Austin market (ownership of one AM station would continue to be allowed). The new rules do not require divestiture of existing non-conforming station combinations, but do provide that such clusters may be transferred only to defined small business entities. Consequently, if the new rules go into effect and we wish to sell our interest in the Austin stations, we will have to either sell to an entity that meets the FCC definition or exclude at least one FM station from the transaction.

     As a result of the Lee Enterprises acquisition, we own two ''top-4’’ rated television stations in the Honolulu market. The new ownership rules, like the former rules, generally prohibit common ownership of such stations, and in adopting the new rules, the FCC ordered companies that had requested temporary waivers (including us) to file divesting applications to achieve compliance. When and if the court stay of the new rules is lifted, we will likely have to either file a divesting application or request a permanent waiver of the new rules. If we are required to divest a station on short notice, we may not realize the full value of that station.

Our business strategy and our ability to operate profitably depends on the continued services of our key employees, the loss of whom could materially adversely affect our business.

     Our ability to maintain our competitive position depends to a significant extent on the efforts and abilities of our senior management team and certain key employees. Their managerial, technical and other services would be difficult to replace and if we lose the services of one or more of our executive officers or key personnel. Our business could be seriously harmed if one of them decides to join a competitor or otherwise competes directly or indirectly against us.

     Our radio and television stations employ or independently contract with several on-air personalities and hosts of syndicated radio and television programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station, and thus, the ability of the station to sell advertising. These individuals may not remain with our radio and television stations and may not retain their audiences.

Our current and future operations are subject to certain risks that are unique to operating in a foreign country.

     We currently have several international operations, including a 59.5% interest in a national radio station in Hungary and operations in Belgium and, therefore, we are exposed to risks inherent in international business operations. We may pursue opportunities to buy additional broadcasting properties in other foreign countries. The risks of doing business in foreign countries include the following:

-	changing regulatory or taxation policies;

-	currency exchange risks;

-	changes in diplomatic relations or hostility from local populations;

-	seizure of our property by the government, or restrictions on our ability to transfer our property or earnings out of the foreign country;

-	potential instability of foreign governments, which might result in losses against which we are not insured; and

-	difficulty of enforcing agreements and collecting receivables through some foreign legal systems.

You may be unable to pursue any legal claims against Arthur Andersen LLP, our former independent public accountants.

     Our consolidated financial statements for the fiscal years ending February 28, 2002 and 2001 were audited by Arthur Andersen LLP, our former independent public accountant. Arthur Andersen LLP was convicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corp. In light of the conviction, Arthur Andersen ceased practicing before the SEC on August 31, 2003. As a result, Arthur Andersen LLP has not reissued its audit report with respect to our consolidated financial statements. Further, Arthur Andersen LLP has not consented to the inclusion of its audit report in our various “shelf” registration statements currently in effect. As a result, our current and future security holders may not have an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the consolidated financial statements for the fiscal years ending February 28, 2002 and 2001. Even if our security holders were able to assert such a claim, because Arthur Andersen LLP’s operations have ceased, there will likely be insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise.

FORWARD-LOOKING STATEMENTS

     This report includes or incorporates forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of words such as “intend,” “plan,” “may,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

     Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the following:

•	material adverse changes in economic conditions in the markets of our company;

•	the ability of our stations and magazines to attract and retain advertisers;

•	loss of key personnel

•	the ability of our stations to attract quality programming and our magazines to attract good editors, writers, and photographers;

•	uncertainty as to the ability of our stations to increase or sustain audience share for their programs and our magazines to increase or sustain subscriber demand;

•	competition from other media and the impact of significant competition for advertising revenues from other media;

•	future regulatory actions and conditions in the operating areas of our company;

•	the necessity for additional capital expenditures and whether our programming and other expenses increase at a rate faster than expected;

•	financial community and rating agency perceptions of our business, operations and financial condition and the industry in which we operate;

•	the effects of terrorist attacks, political instability, war and other significant events;

•	whether pending transactions, if any, are completed on the terms and at the times set forth, if at all;

•	other risks and uncertainties inherent in the radio and television broadcasting and magazine publishing businesses.

The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERAL

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Emmis due to adverse changes in financial and commodity market prices and rates. Emmis is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR) and foreign currency exchange rates. To manage interest rate exposure Emmis periodically enters into interest rate derivative agreements. Emmis does not use financial instruments for trading and is not a party to any leveraged derivatives.

        On June 15, 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June of 2000 by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities.” These statements, which were effective for Emmis on March 1, 2001, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in the other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These standards result in additional volatility in reported assets, liabilities, earnings and other comprehensive income.

        SFAS No. 133 requires that as of the date of initial adoption the difference between the fair value of the derivative instruments to be recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.”

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

INTEREST RATES

        At February 29, 2004, the entire outstanding balance under our credit facility, approximately 70% of EOC’s total outstanding debt (credit facility and senior subordinated debt) and 58% of Emmis’ total outstanding debt (EOC’s debt plus our senior discount notes), bears interest at variable rates. The credit facility requires EOC to have fixed interest rates for a two year period on at least 50% of its total outstanding debt, as defined (including the senior subordinated debt), if EOC’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. EOC currently has no interest rate swap arrangements as its total leverage ratio, as defined, was less than 6:1 as of February 29, 2004.

     Based on amounts outstanding at February 29, 2004, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $7.4 million.

FOREIGN CURRENCY

     Emmis owns a 59.5% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary’s operations are measured in its local currency (forint). Emmis has a natural hedge against currency fluctuations between the forint and the U.S. dollar since most of the subsidiary’s long-term obligations are denominated in Hungarian forints. Emmis owns nine radio stations in Belgium, which are consolidated in the accompanying financial statements, and its investment to date is approximately $3 million. These subsidiaries’ operations are measured in their local currency (Euro). Emmis owns a 75% interest in an Argentinean subsidiary, but Emmis has agreed to sell its interest to the minority partner. Consequently, the operations for this subsidiary have been classified as discontinued operations and the assets are classified as held for sale as of February 29, 2004. While Emmis management cannot predict the most likely average or end-of-period forint to dollar, or Euro to dollar exchange rates for calendar 2004, we believe any devaluation of the forint or Euro would have an immaterial effect on our financial statements taken as a whole, as the Hungarian and Belgium stations accounted for approximately 2% of Emmis’ total revenues and approximately 1% of Emmis’ total assets as of, and for the year ended, February 29, 2004.

     At February 29, 2004, the Hungarian subsidiary had $0.7 million of U.S. dollar denominated loans outstanding. The Hungarian subsidiary repaid $0.6 million of U.S. dollar denominated loans during fiscal 2004. The Argentinean subsidiary had no U.S. dollar denominated loans outstanding during fiscal 2004 or at February 29, 2004.

     Emmis currently does not maintain any derivative instruments to mitigate the exposure to foreign currency translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2002	2003	2004
GROSS REVENUES	$620,456	$646,157	$679,927
LESS: AGENCY COMMISSIONS	80,634	83,794	88,059

NET REVENUES	539,822	562,363	591,868
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	354,157	349,251	371,423
Corporate expenses, excluding noncash compensation	20,283	21,359	24,105
Time brokerage fees	479	—	—
Depreciation and amortization	100,258	43,370	46,468
Noncash compensation	9,095	22,528	23,450
Restructuring fees	768	—	—
Impairment loss and other	10,672	—	12,400

Total operating expenses	495,712	436,508	477,846

OPERATING INCOME	44,110	125,855	114,022

OTHER INCOME (EXPENSE):
Interest expense	(129,100)	(103,835)	(85,958)
Gain on sale of assets	—	9,313	1,130
Loss in unconsolidated affiliates	(5,003)	(4,544)	(375)
Loss on debt extinguishment	(1,748)	(13,506)	—
Minority interest income (expense)	59	(428)	(3,029)
Other income (expense), net	1,287	953	(1,065)

Total other income (expense)	(134,505)	(112,047)	(89,297)

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	(90,395)	13,808	24,725
PROVISION (BENEFIT) FOR INCOME TAXES	(26,287)	10,876	12,450

INCOME (LOSS) FROM CONTINUING OPERATIONS	(64,108)	2,932	12,275
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX OF $0 IN 2004	—	—	(10,019)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(64,108)	2,932	2,256
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX OF $102,600	—	(167,400)	—

NET INCOME (LOSS)	(64,108)	(164,468)	2,256
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,984

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(73,092)	$(173,452)	$(6,728)

The accompanying notes to consolidated financial statements are an integral part of these statements.

In the years ended February 28 (29), 2002, 2003, and 2004, $8.3 million, $19.0 million, and $18.2 million respectively, of our noncash compensation was attributable to our stations, while $0.8 million, $3.5 million, and
$5.3 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations, before accounting change	$(1.54)	$(0.11)	$0.06
Discontinued operations, net of tax	—	—	(0.18)
Cumulative effect of accounting change, net of tax	—	(3.16)	—

Net income (loss) available to common shareholders	$(1.54)	$(3.27)	$(0.12)

DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations, before accounting change	$(1.54)	$(0.11)	$0.06
Discontinued operations, net of tax	—	—	(0.18)
Cumulative effect of accounting change, net of tax	—	(3.16)	—

Net income (loss) available to common shareholders	$(1.54)	$(3.27)	$(0.12)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$19,970
Accounts receivable, net of allowance for doubtful accounts of $3,240 and $3,453, respectively	102,345	105,225
Current portion of TV program rights	11,309	13,373
Prepaid expenses	15,596	15,273
Other	14,352	10,190
Assets held for sale	—	7,988

Total current assets	159,681	172,019

PROPERTY AND EQUIPMENT:
Land and buildings	93,660	95,298
Leasehold improvements	14,591	15,224
Broadcasting equipment	172,489	186,779
Office equipment and automobiles	54,082	60,217
Construction in progress	7,111	12,929

	341,933	370,447
Less-Accumulated depreciation and amortization	118,503	153,145

Total property and equipment, net	223,430	217,302

INTANGIBLE ASSETS:
Indefinite lived intangibles	1,638,171	1,736,966
Goodwill	58,701	94,042
Other intangibles	64,189	69,548

	1,761,061	1,900,556
Less-Accumulated amortization	35,328	41,699

Total intangible assets, net	1,725,733	1,858,857

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $11,482 and $16,120, repectively	29,260	25,268
TV program rights, net of current portion	10,416	10,909
Investments	9,261	10,025
Deposits and other	7,632	6,189

Total other assets, net	56,569	52,391

Total assets	$2,165,413	$2,300,569

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2003	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,526	$35,791
Current maturities of long-term debt	14,912	6,539
Current portion of TV program rights payable	27,424	27,502
Accrued salaries and commissions	14,247	14,519
Accrued interest	11,641	11,697
Deferred revenue	15,805	14,393
Other	8,102	7,813
Liabilities associated with assets held for sale	—	638

Total current liabilities	131,657	118,892
CREDIT FACILITY AND SENIOR SUBORDINATED DEBT, NET OF CURRENT PORTION	996,945	1,038,145
SENIOR DISCOUNT NOTES	197,844	223,423
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	13,087	5,909
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	26,266
OTHER NONCURRENT LIABILITIES	17,065	9,322
MINORITY INTEREST	721	47,672
DEFERRED INCOME TAXES	71,345	81,994

Total liabilities	1,460,708	1,551,623

COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation preference; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares in 2003 and 2004	29	29
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 48,874,017 shares and 50,689,834 shares in 2003 and 2004, respectively	489	507
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 5,011,348 shares and 5,038,920 shares in 2003 and 2004, respectively	50	50
Additional paid-in capital	990,770	1,025,483
Accumulated deficit	(269,274)	(276,002)
Accumulated other comprehensive loss	(17,359)	(1,121)

Total shareholders’ equity	704,705	748,946

Total liabilities and shareholders’ equity	$2,165,413	$2,300,569

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 29, 2004
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2001	2,875,000	$29	41,900,315	$419	5,230,396	$52
Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	—	—	314,258	3	—	—
Issuance of Class A Common Stock to profit sharing plan	—	—	—	—	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	—	—	520,579	6	19,731	1
Sale of Class A Common Stock to employees through ESPP	—	—	26,147	—	—	—
Preferred stock dividends paid	—	—	—	—	—	—
Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in fair value of hedged derivatives	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2002	2,875,000	29	42,761,299	428	5,250,127	53

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	300,000	3	(300,000)	(3)
Issuance of common stock to employees and officers and related income tax benefits	—	—	1,212,718	12	61,221	—
Sale of Class A Common Stock via secondary offering	—	—	4,600,000	46	—	—
Preferred stock dividends paid	—	—	—	—	—	—
Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in fair value of hedged derivatives	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE FEBRUARY 28, 2003	2,875,000	29	48,874,017	489	5,011,348	50

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	—	—	657,857	6	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	—	—	1,157,960	12	27,572	—
Preferred stock dividends paid	—	—	—	—	—	—
Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 29, 2004	2,875,000	$29	50,689,834	$507	5,038,920	$50

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 29, 2004
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Loss	Equity
BALANCE, FEBRUARY 28, 2001	$830,299	$(22,730)	$(598)	$807,471
Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	3,610	—	—	3,613
Issuance of Class A Common Stock to profit sharing plan	—	—	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	8,770	—	—	8,777
Sale of Class A common stock to employees through ESPP	575	—	—	575
Preferred stock dividends paid	—	(8,984)	—	(8,984)
Comprehensive Income:
Net income (loss)	—	(64,108)	—
Cumulative translation adjustment	—	—	(6,303)
Change in fair value of hedged derivatives	—	—	(5,484)
Total comprehensive loss	—	—	—	(75,895)

BALANCE, FEBRUARY 28, 2002	843,254	(95,822)	(12,385)	735,557

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Issuance of common stock to employees and related income tax benefits	27,323	—	—	27,335
Sale of Class A Common Stock via secondary offering	120,193	—	—	120,239
Preferred stock dividends paid	—	(8,984)	—	(8,984)
Comprehensive Income:
Net income (loss)	—	(164,468)	—
Cumulative translation adjustment	—	—	(8,079)
Change in fair value of hedged derivatives	—	—	3,105
Total comprehensive loss	—	—	—	(169,442)

BALANCE, FEBRUARY 28, 2003	990,770	(269,274)	(17,359)	704,705

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	12,826	—	—	12,832
Issuance of Class A Common Stock to employees and officers and related income tax benefits	21,887	—	—	21,899
Preferred stock dividends paid	—	(8,984)	—	(8,984)
Comprehensive Income:
Net income (loss)	—	2,256	—
Cumulative translation adjustment	—	—	13,859
Change in fair value of hedged derivatives	—	—	2,379
Total comprehensive income	—	—	—	18,494

BALANCE, FEBRUARY 29, 2004	$1,025,483	$(276,002)	$(1,121)	$748,946

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2002	2003	2004
OPERATING ACTIVITIES:
Net income (loss)	$(64,108)	$(164,468)	$2,256
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Loss on discontinued operations	—	—	8,615
Impairment loss	9,063	—	12,400
Loss on debt extinguishment	1,748	13,506	—
Cumulative effect of accounting change	—	167,400	—
Depreciation and amortization	124,335	68,193	74,911
Accretion of interest on senior discount note including amortization of related debt costs	24,998	25,777	26,524
Provision for bad debts	4,005	4,102	3,290
Provision (benefit) for deferred income taxes	(26,287)	10,876	12,450
Noncash compensation	9,095	22,528	23,450
Gain on sale of assets	—	(9,313)	(1,130)
Tax benefits of exercise of stock options	999	958	2,775
Other	(5,928)	(8,079)	3,640
Changes in assets and liabilities -
Accounts receivable	(2,118)	(11,207)	(4,132)
Prepaid expenses and other current assets	5,127	(3,392)	359
Other assets	(5,953)	(4,181)	(2,760)
Accounts payable and accrued liabilities	(2,709)	804	(2,314)
Deferred revenue	(963)	(587)	(1,458)
Payments of TV program rights payable and other	(1,927)	(17,768)	(40,711)

Net cash provided by operating activities	69,377	95,149	118,165

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,135)	(30,549)	(30,191)
Disposal of property and equipment	1,719	2,354	2,106
Cash paid for acquisitions	(140,746)	—	(121,126)
Proceeds from sale of stations, net	—	135,500	3,650
Deposits on acquisitions and other	(5,943)	(1,004)	(798)

Net cash provided by (used in) investing activities	(175,105)	106,301	(146,359)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2002	2003	2004
FINANCING ACTIVITIES:
Payments on long-term debt	(133,000)	(313,525)	(105,066)
Proceeds from long-term debt	5,000	15,000	138,000
Proceeds from the issuance of the Company’s Class A Common Stock, net of transaction costs	—	120,239	—
Purchase of Class A Common Stock	—	(1,937)	(1,774)
Proceeds from senior discount notes offering	202,612	—	—
Premium paid to redeem senior discount notes	—	(6,678)	—
Proceeds from exercise of stock options and employee stock purchases	3,189	6,906	10,555
Payments for debt related costs	(16,626)	(2,754)	(646)
Preferred stock dividends	(8,984)	(8,984)	(8,984)

Net cash provided by (used in) financing activities	52,191	(191,733)	32,085

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,537)	9,717	3,891
CASH AND CASH EQUIVALENTS:
Beginning of period	59,899	6,362	16,079

End of period	$6,362	$16,079	$19,970

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$99,824	$77,090	$56,720
Income taxes	1,281	887	1,143
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	9,766	22,308	25,932
ACQUISITION OF KKLT-FM, KTAR-AM, AND KMVP-AM:
Fair value of assets acquired	$160,746
Cash paid, net of deposit	140,746
Deposit paid in June 2000	20,000

Liabilities recorded	$—

ACQUISITION OF WBPG-TV
Fair value of assets acquired			$11,854
Cash paid			11,656

Liabilities recorded			$198

ACQUISITION OF AUSTIN RADIO
Fair value of assets acquired			$154,867
Cash paid			106,478

Liabilities recorded			$48,389

ACQUISITION OF BELGIUM RADIO
Fair value of assets acquired			$2,992
Cash paid			2,992

Liabilities recorded			$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2002	2003	2004
GROSS REVENUES	$620,456	$646,157	$679,927
LESS: AGENCY COMMISSIONS	80,634	83,794	88,059

NET REVENUES	539,822	562,363	591,868
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	354,157	349,251	371,423
Corporate expenses, excluding noncash compensation	20,283	21,359	24,105
Time brokerage fees	479	—	—
Depreciation and amortization	100,258	43,370	46,468
Noncash compensation	9,095	22,528	23,450
Restructuring fees	768	—	—
Impairment loss and other	10,672	—	12,400

Total operating expenses	495,712	436,508	477,846

OPERATING INCOME	44,110	125,855	114,022

OTHER INCOME (EXPENSE):
Interest expense	(104,102)	(78,058)	(59,434)
Gain on sale of assets	—	9,313	1,130
Loss in unconsolidated affiliates	(5,003)	(4,544)	(375)
Loss on debt extinguishment	(1,748)	(4,444)	—
Minority interest income (expense)	59	(428)	(3,029)
Other income (expense), net	301	952	(1,064)

Total other income (expense)	(110,493)	(77,209)	(62,772)

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	(66,383)	48,646	51,250
PROVISION (BENEFIT) FOR INCOME TAXES	(18,497)	20,811	21,812

INCOME (LOSS) FROM CONTINUING OPERATIONS	(47,886)	27,835	29,438
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX OF $0 IN 2004	—	—	(10,019)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(47,886)	27,835	19,419
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX OF $102,600	—	(167,400)	—

NET INCOME (LOSS)	$(47,886)	$(139,565)	$19,419

The accompanying notes to consolidated financial statements are an integral part of these statements.

     In the years ended February 28 (29), 2002, 2003, and 2004, $8.3 million, $19.0 million, and $18.2 million respectively, of our noncash compensation was attributable to our stations, while $0.8 million, $3.5 million, and $5.3 million was attributable to corporate.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	FEBRUARY 28 (29),
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,079	$19,970
Accounts receivable, net of allowance for doubtful accounts of $3,240 and $3,453, respectively	102,345	105,225
Current portion of TV program rights	11,309	13,373
Prepaid expenses	15,596	15,273
Other	14,352	10,190
Assets held for sale	—	7,988

Total current assets	159,681	172,019

PROPERTY AND EQUIPMENT:
Land and buildings	93,660	95,298
Leasehold improvements	14,591	15,224
Broadcasting equipment	172,489	186,779
Office equipment and automobiles	54,082	60,217
Construction in progress	7,111	12,929

	341,933	370,447
Less-Accumulated depreciation and amortization	118,503	153,145

Total property and equipment, net	223,430	217,302

INTANGIBLE ASSETS:
Indefinite lived intangibles	1,638,171	1,736,966
Goodwill	58,701	94,042
Other intangibles	64,189	69,548

	1,761,061	1,900,556
Less-Accumulated amortization	35,328	41,699

Total intangible assets, net	1,725,733	1,858,857

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $9,704 and $13,396, repectively	21,731	18,685
TV program rights, net of current portion	10,416	10,909
Investments	9,261	10,025
Deposits and other	7,632	6,189

Total other assets, net	49,040	45,808

Total assets	$2,157,884	$2,293,986

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2003	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,526	$35,791
Current maturities of long-term debt	14,912	6,539
Current portion of TV program rights payable	27,424	27,502
Accrued salaries and commissions	14,247	14,519
Accrued interest	11,641	11,697
Deferred revenue	15,805	14,393
Other	6,979	6,690
Liabilities associated with assets held for sale	—	638

Total current liabilities	130,534	117,769
CREDIT FACILITY AND SENIOR SUBORDINATED DEBT, NET OF CURRENT PORTION	996,945	1,038,145
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	13,087	5,909
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	32,044	26,266
OTHER NONCURRENT LIABILITIES	17,065	9,322
MINORITY INTEREST	721	47,672
DEFERRED INCOME TAXES	89,070	109,081

Total liabilities	1,279,466	1,354,164

COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDER’S EQUITY:
Common stock, no par value; authorized, issued and outstanding 1,000 shares in 2003 and 2004	1,027,221	1,027,221
Additional paid-in capital	95,582	130,313
Accumulated deficit	(227,026)	(216,591)
Accumulated other comprehensive loss	(17,359)	(1,121)

Total shareholder’s equity	878,418	939,822

Total liabilities and shareholder’s equity	$2,157,884	$2,293,986

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE-YEARS ENDED FEBRUARY 29, 2004
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock
					Accumulated
			Additional		Other	Total
	Shares		Paid-in	Accumulated	Comprehensive	Shareholder’s
	Outstanding	Amount	Capital	Deficit	Loss	Equity
BALANCE, FEBRUARY 28, 2001	1,000	$830,799	$—	$(22,730)	$(598)	$807,471
Accrued dividend at reorganization	—	—	—	1,123	—	1,123
Distrubutions to parent	—	—	—	(8,984)	—	(8,984)
Contributions from parent	—	196,422	8,108	—	—	204,530
Comprehensive Income:
Net income (loss)	—	—	—	(47,886)	—
Cumulative translation adjustment	—	—	—	—	(6,303)
Change in fair value of hedged derivatives	—	—	—	—	(5,484)
Total comprehensive loss	—	—	—	—	—	(59,673)

BALANCE, FEBRUARY 28, 2002	1,000	1,027,221	8,108	(78,477)	(12,385)	944,467

Distrubutions to parent	—	—	—	(8,984)	—	(8,984)
Contributions from parent	—		87,474	—	—	87,474
Comprehensive Income:
Net income (loss)	—	—	—	(139,565)	—
Cumulative translation adjustment	—	—	—	—	(8,079)
Change in fair value of hedged derivatives	—	—	—	—	3,105
Total comprehensive loss	—	—	—	—	—	(144,539)

BALANCE, FEBRUARY 28, 2003	1,000	1,027,221	95,582	(227,026)	(17,359)	878,418

Distrubutions to parent	—	—	—	(8,984)	—	(8,984)
Contributions from parent	—	—	34,731	—	—	34,731
Comprehensive Income:
Net income (loss)	—	—	—	19,419	—
Cumulative translation adjustment	—	—	—	—	13,859
Change in fair value of hedged derivatives	—	—	—	—	2,379
Total comprehensive income	—	—	—	—	—	35,657

BALANCE, FEBRUARY 29, 2004	1,000	$1,027,221	$130,313	$(216,591)	$(1,121)	$939,822

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2002	2003	2004
OPERATING ACTIVITIES:
Net income (loss)	$(47,886)	$(139,565)	$19,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Loss on discontinued operations	—	—	8,615
Impairment loss	9,063	—	12,400
Loss on debt extinguishment	1,748	4,444	—
Cumulative effect of accounting change	—	167,400	—
Depreciation and amortization	124,335	68,193	74,911
Provision for bad debts	4,005	4,102	3,290
Provision (benefit) for deferred income taxes	(18,497)	20,811	21,812
Noncash compensation	9,095	22,528	23,450
Gain on sale of assets	—	(9,313)	(1,130)
Other	(5,928)	(8,079)	3,640
Changes in assets and liabilities -
Accounts receivable	(2,118)	(11,207)	(4,132)
Prepaid expenses and other current assets	5,127	(3,392)	359
Other assets	(5,952)	(4,182)	(2,761)
Accounts payable and accrued liabilities	(2,709)	804	(2,314)
Deferred revenue	(963)	(587)	(1,458)
Payments of TV program rights payable and other	(1,927)	(17,768)	(40,711)

Net cash provided by operating activities	67,393	94,189	115,390

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,135)	(30,549)	(30,191)
Disposal of property and equipment	1,719	2,354	2,106
Cash paid for acquisitions	(140,746)	—	(121,126)
Proceeds from sale of stations, net	—	135,500	3,650
Deposits on acquisitions and other	(5,943)	(1,004)	(798)

Net cash provided by (used in) investing activities	(175,105)	106,301	(146,359)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS OPERATING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2002	2003	2004
FINANCING ACTIVITIES:
Payments on long-term debt	(133,000)	(260,101)	(105,066)
Proceeds from long-term debt	5,000	15,000	138,000
Distributions to parent	(8,984)	(8,984)	(8,984)
Contributions from parent	195,753	66,066	11,556
Payments for debt related costs	(4,594)	(2,754)	(646)

Net cash provided by (used in) financing activities	54,175	(190,773)	34,860

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,537)	9,717	3,891
CASH AND CASH EQUIVALENTS:
Beginning of period	59,899	6,362	16,079

End of period	$6,362	$16,079	$19,970

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$99,824	$77,090	$56,720
Income taxes	1,281	887	1,143
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	9,766	22,308	25,932
ACQUISITION OF KKLT-FM, KTAR-AM, AND KMVP-AM:
Fair value of assets acquired	$160,746
Cash paid, net of deposit	140,746
Deposit paid in June 2000	20,000

Liabilities recorded	$—

ACQUISITION OF WBPG-TV
Fair value of assets aquired			$11,854
Cash paid			11,656

Liabilities recorded			$198

ACQUISITION OF AUSTIN RADIO
Fair value of assets acquired			$154,867
Cash paid			106,478

Liabilities recorded			$48,389

ACQUISITION OF BELGIUM RADIO
Fair value of assets acquired			$2,992
Cash paid			2,992

Liabilities recorded			$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
AND EMMIS OPERATING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

     The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis”, the “Company”, or “We”) and to Emmis Operating Company and its subsidiaries (collectively “EOC”). EOC became a wholly owned subsidiary of ECC in connection with the Company’s reorganization (see Note 1c. below) on June 22, 2001. Unless otherwise noted, all disclosures contained in these Notes to Consolidated Financial Statements apply to Emmis and EOC. Emmis’ foreign subsidiaries report on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). All significant intercompany balances and transactions have been eliminated.

b.	Organization

     Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We own and operate six FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate seventeen FM and four AM radio stations with strong positions in Phoenix, St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. The sixteen television stations Emmis operates serve geographically diverse, mid-sized markets in the U.S., as well as the large markets of Portland and Orlando, and have a variety of television network affiliations: five with CBS, five with Fox, three with NBC, one with ABC and two with WB. In addition to our domestic radio and TV broadcasting properties, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati and Country Sampler and related magazines. Internationally, we operate nine FM radio stations in the Flanders region of Belgium and have a 59.5% interest in a national top-ranked radio station in Hungary. Our 75% interest in one FM and one AM radio station in Buenos Aires, Argentina is held for sale. We expect the transaction to close in our fiscal quarter ended May 31, 2004. We also engage in various businesses ancillary to our broadcasting business, such as consulting, broadcast tower leasing and book publishing.

c.	Reorganization

     On June 22, 2001, ECC transferred all of its assets and substantially all of its liabilities, including its credit facility and its outstanding senior subordinated notes, to EOC, a newly formed, wholly-owned subsidiary in exchange for 1,000 shares of no par value common stock. As a result, effective June 22, 2001, EOC became the only direct subsidiary of ECC and ECC became a holding company that conducts its business operations through EOC and its subsidiaries. ECC remains the issuer of the Class A, Class B and Class C common stock and the convertible preferred stock, and is the obligor of the senior discount notes. However, EOC is the obligor of the senior subordinated notes and the borrower under the credit facility. Under the terms of the senior subordinated notes, EOC is required to file, pursuant to SEC rules and regulations, periodic reports on Forms 10-Q, 10-K and 8-K. EOC’s financial statements are presented herein for all periods required as if EOC had existed at the beginning of the earliest period presented because the corporate reorganization was accounted for as a reorganization of entities under common control. Subsequent to the balance sheet date, EOC refinanced the senior subordinated notes. The new senior subordinated notes do not contain this separate reporting requirement for EOC so long as ECC files consolidated financial statements. See Note 15 for more discussion.

     Substantially all of ECC’s business is conducted through its subsidiaries. The credit facility and senior subordinated notes indenture contain certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances. See the accompanying financial statements of EOC and its subsidiaries for the net assets of the restricted subsidiaries.

d.	Revenue Recognition

     Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication.

e.	Allowance for Doubtful Accounts

     A provision for doubtful accounts is recorded based on management’s judgement of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss activity and existing economic conditions. The activity in the allowance for doubtful accounts during the years ended February 2002, 2003 and 2004 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2002	$2,202	4,005	(3,407)	$2,800
Year ended February 28, 2003	$2,800	4,102	(3,662)	$3,240
Year ended February 29, 2004	$3,240	3,290	(3,077)	$3,453

f.	Television Programming

     Emmis has agreements with distributors for the rights to television programming over contract periods which generally run from one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

     The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Amortization of program contract costs is computed under either the straight-line method over the contract period or based on usage, whichever yields the greater amortization for each program on a monthly basis. Program contract costs that management expects to be amortized in the succeeding year are classified as current assets. Program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.

g.	Time Brokerage Fees

     The Company often enters into time brokerage agreements in connection with acquisitions, pending regulatory approval of transfer of license assets. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the grant to the Company of the right to program and sell advertising of a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

     Included in the accompanying consolidated statements of operations for the year ended February 2002 are time brokerage fees of $0.5 million.

h.	Noncash Compensation

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches in our 401(k) plans, and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

     In December 2001, Emmis instituted a 10% pay cut for substantially all of its non-contract employees and also began a stock compensation program under its 2001 Equity Incentive Plan. All Emmis employees who were affected by the pay cut were automatically eligible to participate in the stock compensation program and all other employees are eligible to participate in the program by taking a voluntary pay cut. Each participant in the program could elect to receive the portion of their compensation that was cut in the form of payroll stock that was issued every two weeks or in the form of restricted stock that vested and was issued after the end of the award year in January 2003. The payroll stock was awarded based on the fair market value of Emmis’ Class A Common Stock on the date it was issued. The restricted stock was awarded based on a discount off the initial value of Emmis’ Class A Common Stock. During the years ended February 2002, 2003 and 2004, the stock compensation program reduced cash compensation expense by approximately $3.1 million, $16.5 million, and $16.7 million, respectively, but noncash compensation increased by the same amount. We issued approximately 0.7 million shares of common stock during the calendar 2002 award year and 0.8 million shares of common stock during the calendar 2003 award year. Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change will result in an estimated $8 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. No formal decisions have been made regarding its status beyond December 2004.

     Effective March 1, 2003, Emmis elected to double its 401(k) match to $2 per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of a contribution to the Company’s profit sharing plan. This resulted in approximately $1.5 million of additional noncash compensation expense for the year ended February 29, 2004, as compared to the prior year.

i.	Restructuring Fees

     In fiscal 2002, Emmis incurred restructuring fees of $768. These restructuring fees principally consist of severance and related costs associated with centralizing certain technical functions of the television division.

j.	Cash and Cash Equivalents

     Emmis considers time deposits, money market fund shares, and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

k.	Property and Equipment

     Property and equipment are recorded at cost. Depreciation is generally computed by the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years or the life of the lease, whichever is lower for leasehold improvements, and 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended February 2002, 2003, and 2004 was $34.3 million, $36.3 million, and $39.5 million respectively.

l.	Intangible Assets

     Intangible assets are recorded at cost. The cost of the broadcast license for Slager Radio is being amortized over the term of the license, which expires in November 2009. The cost of the broadcast licenses in Belgium is being amortized over the initial nine year term of the licenses. The cost of the broadcast license for the two stations in Buenos Aires, Argentina was being amortized over the twenty-three year term of the license. We have announced the sale of these two stations and we expect the transaction to close in our quarter ended May 31, 2004. Other definite-lived intangibles are amortized using the straight-line method over varying periods, not in excess of 37 years. Effective March 1, 2002, we ceased amortization of goodwill and FCC licenses in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 8). FCC licenses are renewed every eight years for a nominal amount and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.

     Subsequent to the acquisition of an intangible asset, Emmis evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and other Intangible Assets”.

     In connection with our fiscal 2004 annual impairment review, we recognized an impairment loss of $12.4 million, which related to our television division. This impairment charge is reflected in impairment loss and other in the accompanying consolidated statements of operations.

     In fiscal 2002, the Company adjusted the carrying value of KALC-FM to net realizable value less cost of sale, which resulted in a $9.1 million impairment charge. This impairment charge is reflected in impairment loss and other in the accompanying consolidated statements of operations. This station was sold in May 2002.

m.	Discontinued operations and assets held for sale

     On December 23, 2003, Emmis agreed to sell all of its interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina, to its minority partners for $7.3 million in cash. The sale is subject to Argentine regulatory approvals and is expected to close during our quarter ended May 31, 2004. Emmis acquired its interest in Votionis in November 1999. In October 2003, we exercised our right to purchase the equity interests of our minority partners. During negotiations with our minority partners, we instead elected to sell our interest. In connection with the pending sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. This consisted of a $10.4 million loss on disposal in the fourth quarter, net of $0.4 million of income recognized from the operations of Votionis in fiscal 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The loss is primarily attributable to the devaluation of the peso. Revenues, operating expenses, depreciation and amortization, and pre-tax income for Votionis were approximately $4.7 million, $3.7 million, $0.4 million, and $0.9 million, respectively, in fiscal 2004. As of February 29, 2004, the net carrying amount of the assets held for sale was $7.4 million. Assets held for sale principally consist of accounts receivable ($2.0 million), property and equipment ($1.1 million) and foreign broadcast licenses ($3.8 million). Votionis was historically included in the radio reporting segment.

n.	Advertising and Subscription Acquisition Costs

     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 28 (29), 2003 and 2004, we had approximately $1.6 million in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2002, 2003 and 2004 was $15.0 million, $19.5 million, and $19.7 million, respectively.

o	. Investments

     Emmis has a 50% ownership interest (approximately $5,114 as of February 28 (29), 2003 and 2004) in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. Emmis has a 25% ownership interest (approximately $2,060 and $1,957 as of February 28 (29), 2003 and 2004, respectively) in a company that operates a tower site in Portland, Oregon. These investments are accounted for using the equity method of accounting. Emmis has numerous other investments that are accounted for using the equity method of accounting as Emmis does not control these entities, but none had a balance exceeding $1.0 million as of February 28 (29), 2003 or 2004. Collectively, these investments totaled $0.4 million and $1.8 million, respectively, as of February 28 (29), 2003 and 2004.

     Emmis has numerous investments accounted for using the cost method of accounting. No cost method investment balance exceeded $1.0 million as of February 28, (29), 2003 or 2004. Collectively, these investments totaled $1.6 million and $1.2 million, respectively, as of February 28 (29), 2003 and 2004. In fiscal 2004, Emmis reduced the carrying value of one of its cost method investments from approximately $1.0 million to zero as the decline in the value of the investment, as determined by management, was deemed to be other than temporary. This expense is reflected in other income (expense), net in the accompanying consolidated statements of operations.

     In fiscal 2003, the Company and other partners in the local media internet venture (LMIV) agreed to dissolve the joint venture. Consequently, in addition to recording our share of LMIV’s losses for the year, the Company recorded a $2.1 million charge to write off our investment in LMIV. This charge is reflected in loss from unconsolidated affiliates in the accompanying consolidated statements of operations.

p.	Deferred Revenue and Barter Transactions

     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2002, 2003, and 2004 were $15.8 million, $15.3 million, and $18.7 million, respectively, and barter expenses were $15.2 million, $16.1 million, and $18.4 million, respectively.

q.	Foreign Currency Translation

     The functional currency of Slager Radio is the Hungarian forint. Slager Radio’s balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). Slager Radio’s results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio’s financial statements was ($754), $2,474, and ($1,197) for the years ended February 2002, 2003, and 2004, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.

     The functional currency of the two stations in Argentina is the Argentinean peso, which until January 2002 was tied to the U.S. dollar through the Argentine government’s convertibility plan. In January 2002, the Argentine government allowed the peso to devalue and trade against the U.S. dollar independently. These two stations’ balance sheets have been translated from pesos to U.S. dollars using the exchange rate in effect at the subsidiary’s balance sheet date. The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of their financial statements was $7,057, $5,605, and ($12,662) for the years ended February 2002, 2003 and 2004, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets. The 2004 adjustment relates primarily to the reclassification to loss on discontinued operations of translation losses previously reported in other comprehensive income.

r.	Earnings Per Share

Emmis

     Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (47,334,038, 53,014,268 and 54,716,221 shares for the years ended February 2002, 2003, and 2004, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2002, 2003, and 2004 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of the preferred stock is not included in the calculation of diluted net income per common share for each of the three years ended February 29, 2004 as the effect of these conversions would be antidilutive. Additionally, the conversion of stock options is not included in the calculation of diluted net income per common share for the years ended February 28, 2002 and 2003 as the effect of their conversion would be antidilutive. Weighted average common equivalent shares outstanding for the period for purposes of computing diluted EPS are 47,334,038, 53,014,268 and 55,065,669 for the years ended February 2002, 2003, and 2004, respectively. Excluded from the calculation of diluted net income per share are 3.7 million weighted average shares that would result from the conversion of preferred shares for the years ended February 2002, 2003, and 2004, respectively. In the years ended February 28, 2002 and 2003, approximately 0.5 million and 0.2 million options, respectively, were excluded from the calculation of diluted net income per share as the effect of their conversion would be antidilutive.

EOC

     Because EOC is a wholly-owned subsidiary of Emmis, disclosure of earnings per share for EOC is not required.

s.	Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

t.	Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. The company had $230.0 million notional amount of interest rate swap agreements outstanding as of February 28, 2003 and none outstanding as of February 29, 2004. The carrying amounts of interest rate swaps are recorded at their fair value of $4.3 million, as of February 28, 2003, and are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The cumulative amount of change in fair value of interest rate swaps at February 28, 2003 was $2.4 million, net of tax, and is recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets. Except for the senior subordinated notes and senior discount notes, the carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt. On February 28 (29), 2003 and 2004, the fair value of the senior subordinated notes was approximately $308.8 million and $312.0 million, respectively, and the fair value of the senior discount notes was approximately $234.6 million and $267.7 million, respectively. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

u.	Derivative Financial Instruments

     On March 1, 2001, Emmis adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in the other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These standards result in additional volatility in reported assets, liabilities, earnings and other comprehensive income. SFAS No. 133 further requires that the fair value and effectiveness of each hedging instrument must be measured quarterly. The result of each measurement could result in fluctuations in reported assets, liabilities, other comprehensive income and earnings as these changes in fair value and effectiveness are recorded to the financial statements.

     SFAS No. 133 requires that as of the date of initial adoption the difference between the fair value of the derivative instruments to be recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.” On March 1, 2001, Emmis recorded the effect of the adoption of SFAS No. 133 which resulted in an immaterial impact to the results of operations and the financial position of Emmis. See footnote 4 for discussion of the interest rate swap agreements in effect during fiscal 2002, 2003, and 2004.

v.	Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board (“APB”) Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this Statement on July 1, 2001. The Company has historically used the purchase method to account for all business combinations and the adoption of this Statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

          In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and certain indefinite-lived intangibles will not be amortized into results of operations, but instead the recorded value of certain indefinite-lived intangibles will be tested for impairment at least annually with impairment being measured as the excess of the asset’s carrying amount over its fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and measured for impairment in accordance with SFAS 121. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $61.0 million in the year ended February 28, 2003. However, our future impairment reviews may result in additional periodic write-downs, such as our $12.4 million impairment loss in fiscal 2004 (see Note 8).

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. The Company adopted this Statement on March 1, 2003 and it did not have a material impact on the Company’s financial position, cash flows or results of operations.

          Effective March 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it removes certain assets such as deferred tax assets, goodwill and intangible assets not being amortized from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on other long-lived assets held for use. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions” for the disposal of a segment of a business. However, SFAS No. 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Adoption of this statement did not have a material impact on the Company’s financial position, cash flows or results of operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

          As of December 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an Amendment of SFAS No. 123.” SFAS No. 148 revises the methods permitted by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans. We use the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123. Therefore, this change did not have a material effect on our financial statements. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure. We reported the pro forma information on an interim basis beginning with our May 31, 2003 Form 10-Q.

          On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company will therefore adopt FIN 46 in its interim report for the quarter ending May 31, 2004. The Company does not expect this pronouncement will have a material impact on its future consolidated results of operations or financial position.

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

          On March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS No. 64, Extinguishments of Debt Made

to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This pronouncement requires gains and losses related to debt transactions to be classified in income from continuing operations. Although we did not have any gains or losses from debt transactions in the current year, ECC had recorded an extraordinary loss of $11.1 million, net of tax, in the year ended February 28, 2003, and EOC had recorded an extraordinary loss of $2.9 million, net of tax, in the year ended February 28, 2003, in connection with debt extinguishments. Accordingly, we retroactively reclassified the losses of $13.5 million for ECC and $4.4 million for EOC and the related income tax effects to include them in income from continuing operations.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150”). SFAS No. 150 requires financial instruments within its scope to be classified as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of SFAS 150 regarding limited life subsidiaries have been deferred indefinitely. These provisions applied to one of our subsidiaries. The settlement value of the minority partner’s interest in our subsidiary was not material at February 29, 2004. Subsequent to the balance sheet date, we sold our interest in the subsidiary.

w.	Pro Forma Information Related To Stock-Based Compensation

     As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

     Had compensation cost for the Company’s 2002, 2003 and 2004 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	Year Ended February 28 (29),
	2002	2003	2004
Net Loss Available to Common Shareholders:
As Reported	$(73,092)	$(173,452)	$(6,728)
Pro Forma	$(85,760)	$(179,695)	$(16,543)
Basic EPS:
As Reported	$(1.54)	$(3.27)	$(0.12)
Pro Forma	$(1.81)	$(3.39)	$(0.30)
Diluted EPS:
As Reported	$(1.54)	$(3.27)	$(0.12)
Pro Forma	$(1.81)	$(3.39)	$(0.30)

     Because the fair value method of accounting has not been applied to options prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	Year Ended February 28 (29),
	2002	2003	2004
Risk-Free Interest Rate:	3.6% - 5.4%	3.6% - 5.4%	3.6% - 5.4%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	8.3 - 8.6	8.3 - 8.6	8.3 - 8.6
Expected Volatility:	57.7% - 58.4%	57.7% - 58.4%	57.7% - 58.4%

x.	Reclassifications

     Certain reclassifications have been made to the prior years financial statements to be consistent with the February 29, 2004 presentation. The reclassifications have no impact on net income (loss) previously reported.

2.	COMMON STOCK

     ECC has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2003 and 2004, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issuance of Class A and Class B common stock.

     In April 2002, ECC completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds of $120.2 million were contributed to EOC and 50% of the net proceeds were used in April 2002 to repay outstanding obligations under our credit facility. The remainder was invested, and in July 2002 distributed to ECC and used to redeem approximately 22.6% of ECC’s outstanding 12 1/2% senior discount notes (see Note 4).

3.	PREFERRED STOCK

     ECC has authorized 10,000,000 shares of preferred stock, which may be issued with such designations, preferences, limitations and relative rights as Emmis’ Board of Directors may authorize.

     ECC has 2.875 million shares of 6.25% Series A cumulative convertible preferred stock outstanding, which have a liquidation preference of $50 per share and a par value of $.01 per share. Each preferred share is convertible at the option of the holder into 1.28 shares of Class A common stock, subject to certain events. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share. While Emmis had sufficient liquidity to declare and pay the dividends as they become due, it was not permitted to do so for the October 15, 2001, January 15, 2002, and April 15, 2002 payments because Emmis’ leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. ECC’s board of directors set a record date for payments, but did not declare the dividends. Instead, a wholly-owned, unrestricted subsidiary of EOC made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted to make the payments to the preferred shareholders under the senior discount notes and senior subordinated notes indentures. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, ECC’s board of directors declared the April 15, 2002, October 15, 2001 and January 15, 2002 dividend, and deemed the obligation to pay each dividend to have been discharged by the subsidiary’s prior payment. Commencing with the July 15, 2002 dividend, all subsequent dividends have been timely declared and paid by ECC.

     ECC may redeem the preferred stock for cash at the following redemption premiums (which are expressed as a percentage of the liquidation preference per share and which step down on October 15 of each subsequent year), plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date:

Year	Amount
2004	101.786%
2005	100.893%
2006 and thereafter	100.000%

4.	CREDIT FACILITY, SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES

     The credit facility, senior subordinated notes and senior discount notes were comprised of the following at February 28 (29), 2003 and 2004:

	2003	2004
Credit Facility
Revolver	$2,112	$45,000
Term Note A	204,786	196,083
Term Note B	500,000	498,750
8 1/8% Senior Subordinated Notes Due 2009	300,000	300,000

	1,006,898	1,039,833
Less: Current Maturities	9,953	1,688

EOC total	996,945	1,038,145
12 1/2% Senior Discount Notes Due 2011	197,844	223,423

Emmis total	$1,194,789	$1,261,568

     Subsequent to the balance sheet date, Emmis refinanced its credit facility, senior subordinated notes and retired substantially all of its senior discount notes. Current maturities have been determined based on the terms of the new indebtedness. (see Note 15 for more discussion).

CREDIT FACILITY

     On December 29, 2000 ECC entered into an amended and restated credit facility for $1.4 billion (consisting of a $320.0 million revolver, a $480.0 million term note A and a $600.0 million term note B). Effective May 10, 2004, EOC entered into a new credit facility (see Note 15 for more discussion). The following describes the credit facility in existence as of the balance sheet date and previous amendments thereto. In June 2001, upon completion of the Company’s reorganization (see Note 1c), the Company repaid $93.0 million of term notes and transferred the credit facility to EOC. The repayment resulted in the cancellation of a portion of the term notes and the Company recorded a loss on debt extinguishment of approximately $1.7 million related to unamortized deferred debt issuance costs for the year ended February 28, 2002. During fiscal 2002, EOC repaid and cancelled an additional $35.0 million in term notes. On November 30, 2001, EOC amended the financial covenants of its credit facility through November 30, 2002, which, among other things, reduced total availability under the revolver to $220.0 million and resulted in the amortization of $1.4 million of deferred debt issuance costs into interest expense during the year ended February 28, 2002.

     On June 21, 2002, EOC amended its credit facility to (1) issue a $500.0 million new term B loan which was used to repay amounts outstanding under the existing $552.1 million term B loan, (2) reset financial covenants for the remaining term of the credit facility, and (3) permit EOC to make a one time cash distribution to ECC for the purpose of redeeming a portion of its 12 1/2% senior discount notes. In connection with the repayment of the existing term B loan, the Company recorded a loss on debt extinguishment of $0.8 million relating to the write off of deferred debt fees.

     In the first quarter of fiscal 2003, we repaid approximately $195.1 million of credit facility debt with the net proceeds from our Denver radio station asset sales and 50% of the net proceeds from our April 2002 equity offering. In connection with the repayment of existing term loans outstanding, the Company recorded loss on debt extinguishment of $3.6 million relating to the write off of deferred debt fees.

     On June 6, 2003, EOC amended its credit facility to allow for the acquisition of the controlling interest in the Austin partnership (see Note 6). Specifically, the amendment increased the amount of Investments (as defined in the credit facility) that EOC could make to allow for the investment in the partnership. In addition to permitting the Austin acquisition, previously required decreases in senior leverage and total leverage ratios were delayed from November 30, 2003 to June 1, 2004.

     The revolver and term note A mature February 28, 2009 and the term note B matures August 31, 2009. Net deferred debt costs of approximately $15.8 million and $13.8 million, respectively, relating to the credit facility are reflected in the accompanying consolidated balance sheets as of February 28 (29), 2003 and 2004, and are being amortized over the life of the credit facility as a component of interest expense.

     The amended and restated credit facility provides for letters of credit to be made available to EOC not to exceed $100.0 million. The aggregate amount of outstanding letters of credit and amounts borrowed under the revolver cannot exceed the revolver commitment. At February 28 (29), 2003 and 2004, $1.4 million and $2.5 million, respectively, in letters of credit were outstanding.

     All outstanding amounts under the credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 0% to 2.9% and 0.5% to 2.5%, respectively), depending on Emmis’ ratio of debt to operating cash flow, as defined in the agreement. The weighted-average interest rate on borrowings outstanding under the credit facility, including the effects of interest rate swaps was approximately 4.7% and 3.4% at February 28 (29), 2003 and 2004, respectively. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. The credit facility required EOC to have fixed interest rates for a two year period on at least 50% of its total outstanding debt, as defined (including the senior subordinated debt). After the first two years, this ratio of fixed to floating rate debt must be maintained if EOC’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. All interest rate swap agreements in place during fiscal 2003 and 2004 have expired as of February 29, 2004.

     As indicated in footnote 1u., Emmis accounts for interest rate swap arrangements under SFAS No. 133 as amended by SFAS No. 138. The fair market value of these swaps at February 28, 2003, was a liability of $4.3 million which is reflected in the accompanying consolidated balance sheets, with an associated income tax asset of $1.9 million. As Emmis has designated these interest rate swap agreements as cash flow hedges and the swaps were highly effective during the year ended February 29, 2004, the net liability was recorded as a component of comprehensive income and the ineffectiveness was not material. Interest paid under these swap arrangements was $3.6 million, $11.0 million, and $3.4 million for the years ended February 28 (29), 2002, 2003 and 2004, respectively. The Company had no swap arrangements as of February 29, 2004.

     The aggregate amount of term notes A and B began amortizing in December 2003. As previously mentioned, subsequent to the balance sheet date, the Company refinanced its credit facility. See Note 15 for a scheduled amortization table of the new credit facility. The annual amortization and reduction schedule for debt outstanding as of February 29, 2004, is classified based on the terms of the new credit facility:

SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY

	Term Loan A/
Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	241,083	463,312	704,395

Total	$241,083	$498,750	$739,833

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow may be required to repay amounts outstanding under the credit facility. These mandatory repayment provisions may apply depending on EOC’s total leverage ratio, as defined under the credit facility. Additionally, EOC may reborrow amounts paid in accordance with these provisions under certain circumstances.

     The credit facility contains various financial and operating covenants and other restrictions with which EOC must comply, including, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than its primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of ECC, acquisitions and asset sales, as well as requirements to maintain certain financial ratios. EOC was in compliance with these covenants at February 29, 2004. The credit facility provides that an event of default will occur if there is a change of control of ECC, as defined. A change of control includes, but is not limited to, Jeffrey H. Smulyan ceasing to own, directly or indirectly, at least 35% of the general voting rights of the capital stock of ECC. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned subsidiaries, are pledged to secure the credit facility.

SENIOR SUBORDINATED NOTES

     On February 12, 1999, ECC issued $300 million of 8 1/8% senior subordinated notes. Approximately 98% of these notes were repurchased on May 10, 2004, and the remainder are to be redeemed shortly (see Note 15 for more discussion). The following describes the senior subordinated notes outstanding as of the balance sheet date. The senior subordinated notes were sold at 100% of the face amount. In March 1999, ECC filed an Exchange Offer Registration Statement with the SEC to exchange the senior subordinated notes for new series B notes registered under the Securities Act. The terms of the series B notes are identical to the terms of the senior subordinated notes. In June 2001, ECC transferred the senior discount notes to EOC as part of the company’s reorganization (see Note 1c).

     On or after March 15, 2004 and until March 14, 2007, the notes may be redeemed at the option of EOC in whole or in part at prices ranging from 104.063% to 101.354% plus accrued and unpaid interest. On or after March 15, 2007, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), EOC is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the notes is payable semi-annually. The notes have no sinking fund requirements and are due in full on March 15, 2009.

     The notes are guaranteed by certain subsidiaries of EOC and expressly subordinated in right of payment to all existing and future senior indebtedness (as defined) of EOC. The notes will rank pari passu with any future senior subordinated indebtedness (as defined) and senior to all subordinated indebtedness (as defined) of EOC.

     The indenture relating to the notes contains covenants with respect to EOC which include limitations of indebtedness, restricted payments (including preferred stock dividend payments, see Note 3), transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, sale/leaseback transactions and mergers, consolidations or sales of substantially all of EOC’s assets. EOC was in compliance with these covenants at February 29, 2004.

SENIOR DISCOUNT NOTES

     On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $12.0 million of debt issuance costs. Substantially all of these notes were repurchased on May 10, 2004 (see Note 15 for more discussion). The notes, for which ECC is the obligor, accrete interest at a rate of 12.5% per year, compounded semi-annually to an aggregate principal amount of $286.3 million on March 15, 2006, after considering the July 2002 redemption. Commencing on September 15, 2006, interest is payable in cash on each March 15 and September 15, with the aggregate principal amount of $286.3 million due on March 15, 2011. The notes have no sinking fund requirement. A portion of the net proceeds was used to fund the acquisition of three radio stations in Phoenix, Arizona and the remaining net proceeds ($93.0 million) were placed in escrow. In June 2001, upon completion of the Company’s reorganization (see Note 1c), the proceeds held in escrow were released and used to reduce outstanding borrowings under the credit facility.

     On July 1, 2002, ECC redeemed approximately 22.6% of its senior discount notes. Approximately $60.1 million of the proceeds from the Company’s April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the discount notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium. The redemption premium and approximately $2.4 million of deferred debt fees related to the discount notes were recorded as loss on debt extinguishment in the year ended February 28, 2003.

     Prior to March 15, 2004, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined), to redeem up to an additional 12.4% of the aggregate principal amount of the notes at a redemption price equal to 112.5% plus accrued and unpaid interest, provided that at least $240.5 million of the aggregate principal amount at maturity of the notes originally issued remains outstanding after such redemption. Additionally, any time prior to March 15, 2006, the Company may redeem all or part of the notes at a redemption price equal to 100% of the accreted value (as defined) of the notes plus the applicable premium (as defined) as of, and liquidating damages (as defined), if any, to the date of redemption. On or after March 15, 2006 and until March 14, 2009, the notes may be redeemed at the option of the Company in whole or in part at prices ranging from 106.25% to 102.083% plus accrued and unpaid interest. On or after March 15, 2009, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), the Company is required to make an offer to purchase the notes then outstanding. Prior to March 15, 2006, the purchase price will be 101% of the accreted value of the notes. On or after March 15, 2006, the purchase price will be 101% of the outstanding principal amount of the notes plus accrued and unpaid interest.

     In June 2001, ECC filed an Exchange Offer Registration Statement with the SEC to exchange the senior discount notes for new senior discount notes registered under the Securities Act. The terms of the new senior discount notes are identical to the terms of the senior discount notes they replaced.

     The notes are unsecured obligations of ECC and will rank pari passu with all future senior indebtedness (as defined) and senior in right of payment to future subordinated indebtedness (as defined). The notes are subordinated to all indebtedness and liabilities (as defined) of ECC’s subsidiaries.

     The indenture relating to the notes contains covenants with respect to the Company which include limitations of indebtedness, restricted payments (including preferred stock dividend payments, see Note 3), transactions with affiliates, issuance and sale of capital stock of restricted subsidiaries, and mergers, consolidations or sales of substantially all of the Company’s assets. The Company was in compliance with these covenants at February 29, 2004.

5.	OTHER LONG-TERM DEBT

     Other long-term debt was comprised of the following at February 28 (29), 2003 and 2004:

	2003	2004
Hungary:
License Obligation	$13,363	$9,901
Bonds Payable	3,099	—
Loans Payable	1,277	687
Other	307	172

Total Other Long-Term Debt	18,046	10,760
Less: Current Maturities	4,959	4,851

Other Long-Term Debt, Net of Current Maturities	$13,087	$5,909

     Our 59.5% owned Hungarian subsidiary, Slager Radio Rt., has certain obligations which are consolidated in our financial statements due to our majority ownership interest. However, Emmis is not a guarantor of or required to fund these obligations. In particular, subsequent to the license restructuring completed in December 2002, Slager Radio must pay, in Hungarian forints, the original obligation due in November 2004, and five additional equal annual installments that will commence in November 2005 and end in November 2009, for a radio broadcast license to the Hungarian government. The original obligation is non-interest bearing; however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and is included in interest expense. The original license obligation has been discounted at an imputed interest rate of approximately 3% to reflect the obligation at its fair value. The additional obligation that stems from the restructuring is also non-interest bearing and no cost of living adjustment applies. The additional license obligation has been discounted at an imputed interest rate of approximately 7% to reflect the additional obligation at its fair value. The total license obligation of $9.9 million (in U.S. dollars) as of February 29, 2004, is reflected net of an unamortized discount of $1.3 million.

     In addition, Slager Radio is obligated to pay certain loans to its shareholders. At February 29, 2004, loans payable to the minority shareholders were (in U.S. dollars) approximately $0.7 million. The loans are due at maturity in September 2009 and bear interest at LIBOR plus 4% (5% at February 29, 2004). Interest payments on the loans are made quarterly.

     During the quarter ended August 31, 2003, the partners in our Hungarian subsidiary, including Emmis, agreed to forgive certain indebtedness and accrued interest owed to the partners by the subsidiary. The activity relating to Emmis eliminates in consolidation. The forgiveness of debt by our minority partners was accounted for as a capital transaction. Since the accrued interest was charged to expense by the Hungarian subsidiary, reversal of the portion of accrued interest attributable to the minority partners of $1.3 million was credited to income and is reflected in other income (expense), net in the accompanying consolidated statements of operations.

6.	ACQUISITIONS, DISPOSITONS AND INVESTMENTS

Sale of Radio Stations in Argentina

     On December 23, 2003, Emmis agreed to sell its interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina, to its minority partners for $7.3 million in cash. The sale is subject to Argentine regulatory approvals and is expected to close during our quarter ended May 31, 2004. Emmis acquired its interest in Votionis in November 1999. In October 2003, we exercised our right to purchase the equity interests of our minority partners. During negotiations with our minority partners, we instead elected to sell our controlling interest. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The loss is primarily attributable to the devaluation of the peso. Votionis has historically been included in the radio reporting segment. See Note 1m for further discussion.

Belgium radio licenses

     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations. Five of these licenses are for the stations that Emmis began programming in August 2003 and the remaining four related to new stations that Emmis began operating in February 2004. The licenses are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government. Emmis consolidates these stations for financial reporting purposes.

Austin Radio Acquisition

     On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $35.3 million of goodwill, all of which is deductible for income tax purposes. In addition, Emmis has the option, but not the obligation, to purchase its partner’s entire 49.9% interest in the partnership after December 2007 based on an 18-multiple of trailing 12-month cash flow.

     For this transaction, the aggregate purchase price, including transaction costs of $1.0 million, was allocated as follows based upon a preliminary independent appraisal. Material changes to the purchase price allocation are not expected.

Asset Description	Amount	Asset Lives
Accounts receivable	$4,893	Less than one year
Other current assets	85	Less than one year
Land and buildings	757	31.5 years for buildings
Broadcasting equipment	4,031	5 to 7 years
Office equipment	568	5 to 7 years
Vehicles	117	5 to 7 years
Other	176	Various

Total tangible assets	5,649

Customer list	2,974	1 year
Talent contract	456	3.5 years
Lease rights	389	5 to 9 years
Affiliation agreement	189	15 years
FCC license (Indefinite-lived intangible)	103,291	Non-amortizing
Goodwill	35,329	Non-amortizing

Total intangible assets	142,628

Investment and other long-term assets	1,612
Less: minority interest	(47,894)
Less: current liabilities	(495)

Total purchase price	$106,478

Sale of Mira Mobile

     Effective June 5, 2003, Emmis sold its mobile television production company, Mira Mobile Television, to Shooters Production Services, Inc. for $3.9 million in cash, plus payments for working capital. Emmis received $3.3 million of the purchase price at closing and received a promissory note due October 31, 2005 for the remaining $0.6 million. Emmis had acquired this business in connection with the Lee acquisition in October 2000. The book value of the long-lived assets as of May 31, 2003 was $3.1 million and the operating performance of Mira Mobile was not material to the Company. Emmis recorded a gain on the sale of these assets of approximately $0.9 million in the accompanying consolidated statements of operations.

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

     For this transaction, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows based upon an independent appraisal.

Asset Description	Amount	Asset Lives
Accounts Receivable	$154	Less than one year
Prepaids	35	Less than one year
Broadcasting equipment	2,458	5 to 7 years
Office equipment	97	5 to 7 years
Vehicles	42	5 to 7 years

Total tangible assets	2,597

Customer list	229	1 year
Affiliation agreement	559	3.5 years
FCC license (Indefinite-lived intangible)	7,971	Non-amortizing
Goodwill	150	Non-amortizing

Total intangible assets	8,909

Programming acquired	159
Less: Programming liabilities assumed	(198)

Total purchase price	$11,656

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corporation for $88.0 million. Emmis had purchased KALC-FM on January 17, 2001, from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Proceeds were used to repay amounts outstanding under our credit facility. Since the agreed-upon sales price for this station was less than its carrying amount as of February 28, 2002, we recognized an impairment loss of $9.1 million in fiscal 2002. Additionally, in fiscal 2003 we recorded an incremental $1.3 million loss in connection with the sale.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Emmis had purchased KXPK-FM on August 24, 2000, from AMFM, Inc. for an allocated purchase price of $35.0 million in cash plus liabilities recorded of $1.2 million and transaction related costs of $0.4 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. Proceeds were used to repay amounts outstanding under our credit facility. In fiscal 2003 we recorded a gain on sale of assets of $10.2 million.

     On March 28, 2001, Emmis completed its acquisition of substantially all of the assets of radio stations KTAR-AM, KMVP-AM and KKLT-FM in Phoenix, Arizona from Hearst-Argyle Television, Inc. for $160.0 million in cash, plus transaction related costs of $0.7 million. The Company financed the acquisition through a $20.0 million advance payment borrowed under the credit facility in June 2000 and the remainder with borrowings under the credit facility and proceeds from ECC’s March 2001 senior discount notes offering. The acquisition was accounted for as a purchase. Emmis began programming and selling advertising on the radio stations on August 1, 2000 under a time brokerage agreement. The total purchase price was allocated to property and equipment and broadcast licenses based on an appraisal. Broadcast licenses are included in intangible assets in the accompanying consolidated balance sheets and, effective March 1, 2002, are no longer amortized in the consolidated statements of operations in accordance with SFAS No. 142.

7.	PRO FORMA FINANCIAL INFORMATION

Emmis

     Unaudited pro forma summary information is presented below for the years ended February 28 (29), 2003 and 2004, assuming the acquisition (and related borrowings) of (i) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 and (ii) WBPG-TV in March 2003 had occurred on the first day of the pro forma periods presented below.

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

	Pro Forma
	2003	2004
Net revenues	$586,791	$600,728

Net income from continuing operations	$2,851	$13,050

Net income available to common shareholders from continuing operations	$(6,133)	$4,066

Net income per share available to common shareholders from continuing operations:
Basic	$(0.12)	$0.07

Diluted	$(0.12)	$0.07

Weighted average shares outstanding:
Basic	53,014	54,716
Diluted	53,014	55,066

     The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to their sale of the Austin radio stations to us in the year ended February 29, 2004.

     EOC

     Unaudited pro forma summary information is presented below for the years ended February 28 (29), 2003 and 2004, assuming the acquisition (and related borrowings) of (i) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 and (ii) WBPG-TV in March 2003 had occurred on the first day of the pro forma periods presented below.

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

	Pro Forma
	2003	2004
Net revenues	$586,791	$600,728

Net income from continuing operations	$27,754	$30,213

     The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to their sale of the Austin radio stations to us in the year ended February 29, 2004.

8.	INTANGIBLE ASSETS AND GOODWILL

     Effective March 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to cease amortizing goodwill and certain intangibles. Instead, these assets will be reviewed at least annually for impairment, and will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On February 28, 2002, prior to the adoption of SFAS No. 142, the Company reflected unamortized goodwill and unamortized FCC licenses in the amounts of $175.1 million and $1,743.2 million, respectively. FCC licenses are renewed every eight years for a nominal amount and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. The Company had previously amortized these assets over the maximum period allowed of 40 years. Adoption of this accounting standard eliminated the Company’s amortization expense for goodwill and FCC licenses. For comparison purposes, for the year ended February 28, 2002, the Company recorded amortization expense for goodwill and FCC licenses of $58.2 million.

     The following unaudited pro forma summary presents the Company’s estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented. Reported income (loss) before extraordinary loss and accounting change and reported net loss available to common shareholder are adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses as these assets are not amortized under this new accounting standard.

EMMIS

	Years ended February 28 (29),
(Dollars in thousands, except per share data)	2002	2003	2004
Reported income (loss) before discontinued operations and accounting change	$64,108	$2,932	$12,275
Add back: amortization of goodwill, net of tax provision of $2,343 for the year ended February 28, 2002	5,348	—	—
Add back: amortization of FCC licenses, net of tax provision of $15,378 for the year ended February 28, 2002	35,098	—	—

Adjusted income (loss) before discontinued operations and accounting change	$104,554	$2,932	$12,275

Reported net income (loss) available to common shareholders	$(73,092)	$(173,452)	$(6,728)
Add back: amortization of goodwill, net of tax provision of $2,343 for the year ended February 28, 2002	5,348	—	—
Add back: amortization of FCC licenses, net of tax provision of $15,378 for the year ended February 28, 2002	35,098	—	—

Adjusted net income (loss) available to common shareholders	$(32,646)	$(173,452)	$(6,728)

Basic net income (loss) available to common shareholders:
Reported net income (loss) available to common shareholders	$(1.54)	$(3.27)	$(0.12)
Amortization of goodwill, net of taxes	0.11	—	—
Amortization of FCC licenses, net of taxes	0.74	—	—

Adjusted net income (loss) available to common shareholders	$(0.69)	$(3.27)	$(0.12)

Diluted net income (loss) available to common shareholders:
Reported net income (loss) available to common shareholders	$(1.54)	$(3.27)	$(0.12)
Amortization of goodwill, net of taxes	0.11	—	—
Amortization of FCC licenses, net of taxes	0.74	—	—

Adjusted net income (loss) available to common shareholders	$(0.69)	$(3.27)	$(0.12)

Basic Shares	47,334	53,014	54,716
Diluted Shares	47,334	53,014	54,716

EOC

	Years Ended Feburary 28 (29),
(Dollars in thousands)	2002	2003	2004
Reported income (loss) before discontinued operations and accounting change	$(47,886)	$27,835	$29,438
Add back: amortization of goodwill, net of tax provision of $2,343 for the year ended February 28, 2002	5,348	—	—
Add back: amortization of FCC licenses, net of tax provision of $15,378 for the year ended February 28, 2002	35,098	—	—

Adjusted income (loss) before discontinued operations and accounting change	$(7,440)	$27,835	$29,438

Reported net income (loss)	$(47,886)	$(139,565)	$19,419
Add back: amortization of goodwill, net of tax provision of $2,343 for the year ended February 28, 2002	5,348	—	—
Add back: amortization of FCC licenses, net of tax provision of $15,378 for the year ended February 28, 2002	35,098	—	—

Adjusted net income (loss)	$(7,440)	$(139,565)	$19,419

Because EOC is a wholly-owned subsidiary of Emmis, per share data is excluded.

          Indefinite-lived Intangibles

          Under the guidance in SFAS No. 142, the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but will be tested for impairment at least annually. As of February 28 (29), 2003 and 2004, the carrying amounts of the Company’s FCC licenses were $1,638.2 million and $1,737.0 million, respectively.

          In accordance with SFAS No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date. Prior to March 1, 2002, an impairment adjustment was recorded if the carrying value of an intangible asset exceeded its estimated undiscounted cash flows in accordance with SFAS No. 121. Upon adoption of SFAS No. 142, the Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the year ended February 28, 2003. Approximately $14.8 million of the charge, net of tax, related to our radio segment and $130.2 million of the charge, net of tax, related to our television segment. The fair value of our FCC licenses used to calculate the impairment charge was determined using an independent appraiser or by management, using an enterprise valuation approach. Management determined enterprise value by applying an estimated market multiple to the broadcast cash flow generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation was then made to the tangible assets and unrecognized intangible assets, including network affiliation agreements and customer lists, with the residual amount representing the implied fair value of our indefinite lived intangible assets. To the extent the carrying amount of the indefinite-lived intangible exceeded this implied fair value, the difference was recorded in the statement of operations, as described above. For FCC licenses valued using the residual method, the impairment test was based on a two-step approach, analogous to the two-step goodwill impairment test. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Throughout our fiscal 2002, unfavorable economic conditions persisted in the industries in which the Company engages. These conditions caused customers to reduce the amount of advertising dollars spent on the Company’s media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses.

          As of March 1, 2002, Emmis had two radio stations with a value for both FCC license and goodwill recorded. The FCC license value was determined using the residual method. The goodwill was recorded pursuant to book/tax basis differences existing at the time of stock acquisitions. We have reclassified the goodwill recorded at these stations to FCC licenses in the accompanying balance sheets. Goodwill recorded at these stations was approximately $80.3 million and the reclassification to FCC licenses resulted in additional goodwill and deferred taxes of approximately $49.0 million. This reclassification had no impact on impairment results previously reported.

          Our annual impairment test for fiscal 2003 did not result in any further write-downs. However, in connection with our fiscal 2004 annual impairment review, we recognized an impairment loss of $12.4 million, which related to two stations in our television division. Although our television division as a whole performed very well in fiscal 2004, one of our television stations underperformed its market and experienced a decline in its cash flows. We have replaced certain management personnel at this station. Also, a recently contemplated transaction in a market in which we operate led us to re-evaluate the value we had assigned to our station. The annual required impairment tests may result in future periodic write-downs.

          Goodwill

          SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the initial two-step impairment test during the first quarter of fiscal 2003. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the year ended February 28, 2003. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company’s approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units, and a portion of the carrying value of our goodwill was written-off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002.

          As of March 1, 2002, Emmis had two radio stations with a value for both FCC license and goodwill recorded. The goodwill was recorded pursuant to book/tax basis differences existing at the time of stock acquisitions. We have reclassified the goodwill recorded at these stations to FCC licenses in the accompanying balance sheets. Goodwill recorded at these stations was approximately $80.3 million and the reclassification to FCC licenses resulted in additional goodwill and deferred taxes of approximately $49.0 million. As a result of this reclassification, we have no goodwill recorded for any broadcasting property for which the value of the property’s FCC license was determined using the residual method. As of February 28 (29), 2003 and 2004 the carrying amount of the Company’s goodwill was $58.7 million and $94.0 million, respectively. As of February 28, 2003, approximately $0.5 million of our goodwill was attributable to our radio division and the remaining $58.2 million was attributable to our publishing division. As of February 29, 2004, approximately $35.6 million, $0.2 million and $58.2 million was attributable to our radio, television and publishing divisions, respectively. The required impairment tests may result in future periodic write-downs, but the annual impairment tests for fiscal 2003 and 2004, completed in the fourth quarter of each year, did not result in any further write-downs.

          Definite-lived intangibles

          The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS No. 142. These assets consist primarily of foreign broadcasting licenses, subscription lists, lease rights, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of SFAS No. 142, the Company reassessed the useful lives of these intangibles and determined that no changes to their useful lives were necessary. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28 (29), 2003 and 2004 (dollars in thousands):

		February 28, 2003			February 29, 2004
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.3	$23,178	$10,993	$12,185	$23,308	$11,879	$11,429
Subscription Lists	3.0	12,189	12,176	13	12,189	12,189	—
Favorable Office Leases	38.1	11,502	695	10,807	12,190	1,054	11,136
Customer Lists	1.0	7,371	4,336	3,035	10,574	8,607	1,967
Non-Compete Agreements	1.3	5,738	5,601	137	5,738	5,641	97
Other	12.4	4,211	1,527	2,684	5,549	2,329	3,220

TOTAL		$64,189	$35,328	$28,861	$69,548	$41,699	$27,849

          Total amortization expense from definite-lived intangibles for the years ended February 28 (29), 2002, 2003 and 2004 was $7.8 million, $7.1 million and $7.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of February 29, 2004 (dollars in thousands):

FISCAL YEAR ENDED FEBRUARY,
2005	$4,921
2006	2,943
2007	2,837
2008	2,661
2008	2,495

9. EMPLOYEE BENEFIT PLANS

     a. 1994 Equity Incentive Plan

     At the 1994 annual meeting, the shareholders of Emmis approved the 1994 Equity Incentive Plan. Under this Plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, performance units or limited stock appreciation rights. Under this Plan, all awards are granted with an exercise price equal to the fair market value of the stock except for shares of restricted stock which may be granted with a purchase price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 11,000 shares of common stock are available for grant at February 29, 2004, but the Plan terminated on March 1, 2004, so no further grants will be made from this Plan. Certain stock options awarded remained outstanding as of February 28 (29), 2003 and 2004.

     b. 1995 Equity Incentive Plan

     At the 1995 annual meeting, the shareholders of Emmis approved the 1995 Equity Incentive Plan. Under this Plan, awards equivalent to approximately 1,300,000 shares of common stock may be granted pursuant to employment agreements. Under the Plan, no further awards were available for grant at February 29, 2004. Certain stock options awarded remained outstanding as of February 28 (29), 2003 and 2004.

     c. Non-Employee Director Stock Option Plan

     At the 1995 annual meeting, the shareholders of Emmis approved a Non-Employee Director Stock Option Plan. Under this Plan, each non-employee director, as of January 24, 1995, was granted an option to acquire 10,000 shares of the Company’s Class A common stock. Thereafter, upon election or appointment of any non-employee director or upon a continuing director becoming a non-employee director, such individual will also become eligible to receive a comparable option. In addition, an equivalent option will be automatically granted on an annual basis to each non-employee director. All awards are granted with an exercise price equal to the fair market value of the stock on the date of grant. Under this Plan, awards equivalent to approximately 50,000 shares of Class A common stock are available for grant at February 29, 2004. ECC no longer makes awards under this Plan. However, certain previously awarded stock options remained outstanding as of February 28 (29), 2003 and 2004.

     d. 1997 Equity Incentive Plan

     At the 1997 annual meeting, the shareholders of Emmis approved the 1997 Equity Incentive Plan. Under this plan, awards equivalent to 2,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 12,000 shares of common stock were available for grant at February 29, 2004. Certain stock options and restricted stock awarded remained outstanding as of February 28 (29), 2003 and 2004.

     e. 1999 Equity Incentive Plan

     At the 1999 annual meeting, the shareholders of Emmis approved the 1999 Equity Incentive Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan are generally not exercisable for one year after the date of grant and expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 332,000 shares of common stock were available for grant at February 29, 2004. Certain stock options and restricted stock awarded remained outstanding as of February 28 (29), 2003 and 2004.

     f. 2001 Equity Incentive Plan

     At the 2001 annual meeting, the shareholders of Emmis approved the 2001 Equity Incentive Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price, if any, at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 595,000 shares of common stock were available for grant at February 29, 2004. Certain stock awards remained outstanding as of February 28 (29), 2003 and 2004.

     g. 2002 Equity Compensation Plan

     At the 2002 annual meeting, the shareholders of Emmis approved the 2002 Equity Compensation Plan. Under this plan, awards equivalent to 3,000,000 shares of common stock may be granted. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to the fair market value of the stock except for shares of restricted stock which may be granted with an exercise price, if any, at amounts greater than or equal to the par value of the underlying stock. No more than 1,000,000 shares of Class B common stock are available for grant and issuance under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 1,726,000 shares of common stock were available for grant at February 29, 2004. On March 1, 2004, options were granted to employees under the 2002 Equity Compensation Plan to purchase an additional 1,391,645 shares of Emmis Communications Corporation common stock at $25.53 per share. Certain stock awards remained outstanding as of February 28 (29), 2003 and 2004.

     h. Other Disclosures Related to Stock Option and Equity Incentive Plans

     A summary of the status of options and restricted stock at February 2002, 2003, and 2004 and the related activity for the year is as follows:

	2002		2003		2004
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Options/	Average	Options/	Average	Options/	Average
	Restricted	Exercise	Restricted	Exercise	Restricted	Exercise
	Stock	Price	Stock	Price	Stock	Price
Outstanding at Beginning of Year	4,144,793	23.14	4,753,513	25.39	5,259,479	26.53
Granted	1,089,369	29.01	1,926,228	14.96	2,289,915	8.11
Exercised	(250,420)	17.56	(311,234)	17.90	(657,857)	15.74
Lapsing of restrictions on stock awards	(190,162)	—	(920,571)	—	(1,180,706)	—
Expired and other	(40,067)	23.68	(188,457)	25.75	(420,929)	22.69
Outstanding at End of Year	4,753,513	25.39	5,259,479	26.53	5,289,902	25.77
Exercisable at End of Year	2,464,827	21.10	2,602,475	23.90	2,754,389	27.78
Total Available for Grant	3,333,000		4,595,000		2,726,000

     During the years ended February 2002, 2003 and 2004, all options were granted with an exercise price equal to the fair market value of the stock on the date of grant. During the years ended February 2002, 2003 and 2004, the Company entered into employment agreements providing for grants of 26,190, 22,500, and 87,500 shares, respectively, at a weighted average fair value of $27.57, $27.16 and $17.29, respectively.

     The following information relates to options outstanding and exercisable at February 29, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number of	Exercise	Remaining	Number of	Exercise
Prices	Options	Price	Contract Life	Options	Price
$3.80-$7.60	1,200	$6.63	0.2 years	1,200	$6.63
7.60-11.40	0	0	0.0 years	0	0
11.40-15.20	0	0	0.0 years	0	0
15.20-19.00	1,123,670	16.43	8.3 years	116,245	16.58
19.00-22.80	706,430	21.06	3.2 years	613,100	20.97
22.80-26.60	81,200	24.63	1.2 years	81,200	24.63
26.60-30.40	2,788,051	28.74	6.5 years	1,358,293	28.75
30.40-34.20	0	0	0.0 years	0	0
34.20-38.00	589,351	35.40	5.5 years	584,351	35.38

     In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

     i. Profit Sharing Plan

     In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with six months of service. Contributions to the plan are at the discretion of the Emmis Board of Directors and can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. No contributions were made to the profit sharing plan in the three years ended February 29, 2004.

     j. 401(k) Retirement Savings Plan

     Emmis sponsors two Section 401(k) retirement savings plans. One is available to substantially all nonunion employees age 18 years and older who have at least six months of service and the other is available to substantially all union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 15% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. Effective March 1, 2003, Emmis elected to double its 401(k) match to $2 per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the company’s profit sharing plan. Emmis’ contributions to the plans totaled $1,684, $1,503 and $3,037 for the years ended February 2002, 2003 and 2004, respectively.

     k. Defined Contribution Health and Retirement Plan

     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $465, $414, and $503 for the years ended February 2002, 2003 and 2004, respectively.

     l. Employee Stock Purchase Plan

     The Company has in place an employee stock purchase plan that allows employees to purchase shares of the Company’s Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are subject to a maximum limitation of $22.5 annually per employee. The Company does not record compensation expense pursuant to this plan as it is designed to meet the requirements of Section 423(b) of the Internal Revenue Code.

10. OTHER COMMITMENTS AND CONTINGENCIES

     a. TV Program Rights Payable

     The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments scheduled under contracts for programs available as of February 29, 2004, are as follows:

Fiscal year ended February 28 (29),
2005	$27,502
2006	13,331
2007	6,584
2008	4,066
2009	1,662
Thereafter	623

53,768
Less: Current Portion	27,502

TV Program Rights Payable, Net of Current Portion	$26,266

     In addition, the Company has entered into commitments for future program rights (programs not available as of February 29, 2004). Future payments scheduled under these commitments are summarized as follows: Year ended February 2005 — $9,315, 2006 — $19,276, 2007 — $18,708, 2008 — $15,054, 2009 - $11,735 and thereafter — $15,454.

     b. Radio Broadcast Agreements

     The Company has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments scheduled under these agreements are summarized as follows: Year ended February 2005 — $1,769, 2006 — $1,299, 2007 — $1,095, 2008 — $1,022, 2009 — $80 and thereafter — $0. Expense related to these broadcast rights totaled $2,522, $1,771, and $1,993 for the years ended February 2002, 2003, and 2004, respectively.

     c. Operating Leases

     The Company leases certain office space, tower space, equipment, an airplane and automobiles under operating leases expiring at various dates through August 2019. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. Maintenance costs are recorded using the accrual method.

     Future minimum rental payments (exclusive of future escalation costs) required by non-cancelable operating leases, with an initial term of one year or more as of February 29, 2004, are as follows:

Fiscal year ended February 28(29),
2005	$8,951
2006	8,173
2007	7,569
2008	6,670
2009	6,469
Thereafter	29,186

$67,018

     Rent expense totaled $7,995, $9,798, and $8,764 for the years ended February 2002, 2003, and 2004, respectively. Rent expense for the years ended February 2002, 2003, and 2004 is net of sublease income of approximately $0 , $34, and $32, respectively.

     d. Employment Agreements

     The Company regularly enters into employment agreements with various officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. Future minimum cash payments scheduled under terms of these agreements are summarized as follows: Year ended February 2005 — $27,224, 2006 - $17,380, 2007 — $7,255, 2008 — $2,339, 2009 — $1,859 and thereafter — $398.

     In addition to future cash payments, at February 29, 2004, 7,500 shares of common stock and options to purchase 417,000 shares of common stock have been granted in connection with current employment agreements. Additionally, up to 116,325 shares, and options to purchase up to 537,000 shares of common stock may be granted (or have been granted subject to forfeiture) under the agreements in the next two years.

     e. Litigation

     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.

11. INCOME TAXES

     The provision (benefit) for income taxes for the years ended February 2002, 2003, and 2004, consisted of the following:

EMMIS:

	2002	2003	2004
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(25,853)	10,057	11,708
State	(434)	819	742

	(26,287)	10,876	12,450

Provision (benefit) for income taxes	(26,287)	10,876	12,450
Tax benefit of discontinued operations	—	—	—
Tax benefit of accounting change	—	(102,600)	—

Net provision (benefit) for income taxes	$(26,287)	$(91,724)	$12,450

EOC:

	2002	2003	2004
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(18,063)	19,218	20,275
State	(434)	1,593	1,537

	(18,497)	20,811	21,812

Provision (benefit) for income taxes	(18,497)	20,811	21,812
Tax benefit of discontinued operations	—	—	—
Tax benefit of accounting change	—	(102,600)	—

Net provision (benefit) for income taxes	$(18,497)	$(81,789)	$21,812

     The provision (benefit) for income taxes for the years ended February 2002, 2003, and 2004, differs from that computed at the Federal statutory corporate tax rate as follows:

EMMIS:

	2002	2003	2004
Computed income taxes at 35%	(31,638)	4,833	8,654
State income tax	(334)	819	742
Nondeductible foreign losses	1,084	1,061	(54)
Nondeductible goodwill	2,637	—	—
Nondeductible interest	616	3,033	716
Other	1,348	1,130	2,392

Provision (benefit) for income taxes	(26,287)	10,876	12,450

EOC:

	2002	2003	2004
Computed income taxes at 35%	$(23,232)	$17,027	$17,937
State income tax	(334)	1,593	1,537
Nondeductible foreign losses	1,084	1,061	(54)
Nondeductible goodwill	2,637	—	—
Nondeductible interest	—	—	—
Other	1,348	1,130	2,392

Provision (benefit) for income taxes	$(18,497)	$20,811	$21,812

     The components of deferred tax assets and deferred tax liabilities at February 28 (29), 2003 and 2004 are as follows:

EMMIS:

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$61,929	$78,970
Compensation relating to stock options	6,660	4,152
Noncash interest expense	14,250	23,254
Impairment loss	—	—
Other	6,452	5,511
Valuation allowance	(5,031)	(4,948)

Total deferred tax assets	84,260	106,939

Deferred tax liabilities
Intangible assets	(152,700)	(185,724)
Other	(2,905)	(3,209)

Total deferred tax liabilities	(155,605)	(188,933)

Net deferred tax liabilities	$(71,345)	$(81,994)

EOC:

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$58,454	$75,137
Compensation relating to stock options	6,660	4,152
Noncash interest expense	—	—
Impairment loss	—	—
Other	6,452	5,511
Valuation allowance	(5,031)	(4,948)

Total deferred tax assets	66,535	79,852

Deferred tax liabilities
Intangible assets	(152,700)	(185,724)
Other	(2,905)	(3,209)

Total deferred tax liabilities	(155,605)	(188,933)

Net deferred tax liabilities	$(89,070)	$(109,081)

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for the net operating loss carryforwards related to the Company’s foreign subsidiaries since these subsidiaries have not yet generated taxable income against which the net operating losses could be utilized. Additionally a valuation allowance has been provided for the net operating loss carryforwards related to certain state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized. With respect to Emmis, net operating loss carryforwards, excluding those at the Company’s Hungarian and Belgium subsidiaries which do not expire, of approximatey $186,398 begin to expire in 2022. With respect to EOC, net operating loss carryforwards, excluding those at the Company’s Hungarian and Belgium subsidiaries which do not expire, of approximatey $176,311 begin to expire in 2022. The net operating loss carryforwards primarily result from the amortization of indefinite-lived intangibles for tax purposes.

12. SEGMENT INFORMATION

     The Company’s operations are aligned into three business segments: Radio, Television, and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments. Amounts included in Interactive in fiscal 2002 have been reclassified into the Radio segment. Noncash compensation expense for fiscal 2002 attributable to our stations, previously included in Corporate, has been reclassified to the appropriate business segment.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary, nine radio stations in Belgium (acquired in fiscal 2004) and two radio stations located in Argentina. We have agreed to sell our controlling interest in the two radio stations in Argentina. Results from operations for these two stations have been classified as discontinued operations in fiscal 2004 and their assets and liabilities have been classified as held for sale as of February 29, 2004. Total revenues of the radio station in Hungary for the years ended February 28 (29) 2002, 2003, and 2004 were $7.2 million, $9.2 million, and $11.6 million, respectively. This station’s long lived assets as of February 28 (29), 2003 and 2004 were $9.9 million and $8.9 million, respectively. Total revenues of the radio stations in Belgium beginning February 2004 were not significant for the year ended February 29, 2004 and total assets as of February 29, 2004 were $3.3 million. Total revenues of the radio stations in Argentina for the years ended February 28, 2002 and 2003 were $9.5 million and $2.6 million, respectively. Long lived assets for these stations as of February 28, 2003 were $4.7 million.

YEAR ENDED FEBRUARY 29, 2004	Radio	Television	Publishing	Corporate	Consolidated
Net revenues	$279,822	$235,938	$76,108	$—	$591,868
Station operating expenses, excluding noncash compensation	155,129	150,485	65,809	—	371,423
Corporate expenses, excluding noncash compensation	—	—	—	24,105	24,105
Depreciation and amortization	9,331	30,174	873	6,090	46,468
Noncash compensation	7,682	7,715	2,780	5,273	23,450
Impairment loss and other	—	12,400	—	—	12,400

Operating income (loss)	$107,680	$35,164	$6,646	$(35,468)	$114,022

Total assets	$1,096,893	$1,042,754	$82,984	$77,938	$2,300,569

With respect to EOC, the above information would be identical, except corporate total assets would be $71,355 and consolidated total assets would be $2,293,986.

YEAR ENDED FEBRUARY 28, 2003	Radio	Television	Publishing	Corporate	Consolidated
Net revenues	$254,818	$234,752	$72,793	$—	$562,363
Station operating expenses, excluding noncash compensation	138,385	148,041	62,825	—	349,251
Corporate expenses, excluding noncash compensation	—	—	—	21,359	21,359
Depreciation and amortization	8,133	28,453	1,917	4,867	43,370
Noncash compensation	10,151	6,528	2,358	3,491	22,528

Operating income (loss)	$98,149	$51,730	$5,693	$(29,717)	$125,855

Total assets	$947,010	$1,050,486	$81,073	$86,844	$2,165,413

With respect to EOC, the above information would be identical, except corporate total assets would be $79,315 and consolidated total assets would be $2,157,884.

YEAR ENDED FEBRUARY 28, 2002	Radio	Television	Publishing	Corporate	Consolidated
Net revenues	$262,077	$206,529	$71,216	$—	$539,822
Station operating expenses, excluding noncash compensation	149,059	140,325	64,773	—	354,157
Corporate expenses, excluding noncash compensation	—	—	—	20,283	20,283
Depreciation and amortization	33,516	53,513	8,477	4,752	100,258
Time brokerage fees	479	—	—	—	479
Noncash compensation	5,505	2,345	428	817	9,095
Impairment loss and other	9,063	1,609	—	—	10,672
Restructuring fees	—	—	—	768	768

Operating income (loss)	$64,455	$8,737	$(2,462)	$(26,620)	$44,110

13. RELATED PARTY TRANSACTIONS

     No loans were made to directors, officers or employees during periods covered by these financial statements. However, one loan to Jeffrey H. Smulyan remains outstanding. The approximate amount of such loan at February 28 (29), 2003 and 2004 was $1,158 and $1,185, respectively. This loan bears interest at the Company’s average borrowing rate, which was approximately 4.7% and 3.6% as of February 28 (29), 2003 and 2004, respectively.

     During the year ended February 29, 2004, the Company made payments of approximately $6 to a company owned by Mr. Smulyan for use of an airplane to transport employees to various trade shows and meetings. Subsequently, Emmis leased a plane of its own and entered into a timeshare agreement with Mr. Smulyan. Under the timeshare agreement, whenever Mr. Smulayn uses the plane for non-business purposes, he pays Emmis for the total direct cost of operating the plane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost). In addition, under Internal Revenue Service regulations, to the extent Mr. Smulyan allows non-business guests to travel on the plane on a business trip or takes the plane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis. With respect to the last fiscal year, Mr. Smulyan paid $149 under the timeshare arrangement. The Company believes that the terms of these transactions were no less favorable to the Company than terms available from independent third parties.

     A significant amount of business is conducted between EOC and its parent company, ECC. This activity includes equity financing and certain debt financing arrangements as well as reimbursement by EOC to ECC for corporate overhead expenses. Corporate overhead expenses are third party costs incurred in the ordinary course of conducting business as a parent holding company and include, but are not limited to, SEC filing fees and expenses, and legal, accounting, trustee and outside director fees.

14. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY NON-GUARANTORS

     Emmis conducts a significant portion of its business through subsidiaries. The 8 1/8% senior subordinated notes of EOC are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of EOC (the “Subsidiary Guarantors”). As of February 29, 2004, subsidiaries holding EOC’s interest in its radio stations in Austin, Texas, Hungary, Belgium and Argentina, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of Subsidiary Non-Guarantors have priority over the rights of EOC to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the EOC Parent Company Only, the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28 (29), 2003 and 2004 and for each of the three years in the period ended February 29, 2004.

     Emmis uses the equity method with respect to investments in subsidiaries when preparing the financial information for subsidiary guarantors and subsidiary non-guarantors. Separate financial statements for Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of February 29, 2004

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$7,424	$9,032	$3,514	$—	$19,970
Accounts receivable, net	—	98,391	6,834	—	105,225
Prepaid expenses	747	14,399	127	—	15,273
Other	3,203	20,299	1,505	(1,444)	23,563
Assets held for sale	—	—	7,988	—	7,988

Total current assets	11,374	142,121	19,968	(1,444)	172,019
Property and equipment, net	34,551	176,326	6,425	—	217,302
Intangible assets, net	434	1,705,892	152,609	(78)	1,858,857
Investment in affiliates	2,038,929	—	—	(2,038,929)	—
Other assets, net	39,536	15,116	1,386	(10,230)	45,808

Total assets	$2,124,824	$2,039,455	$180,388	$(2,050,681)	$2,293,986

CURRENT LIABILITIES:
Accounts payable	$10,676	$19,652	$7,257	$(1,794)	$35,791
Current maturities of long-term debt	1,688	—	5,210	(359)	6,539
Current portion of TV program rights payable	—	27,502	—	—	27,502
Accrued salaries and commissions	3,782	10,385	352	—	14,519
Accrued interest	11,697	—	—	—	11,697
Deferred revenue	—	14,393	—	—	14,393
Other	2,229	4,157	304	—	6,690
Liabilities associated with assets held for sale	—	—	638	—	638

Total current liabilities	30,072	76,089	13,761	(2,153)	117,769
Long-term debt, net of current maturities	1,038,145	—	—	—	1,038,145
Other long-term debt, net of current maturities	41	130	15,337	(9,599)	5,909
TV program rights payable, net of current portion	—	26,266	—	—	26,266
Other noncurrent liabilities	7,663	1,648	11	—	9,322
Minority Interest	—	—	47,672	—	47,672
Deferred income taxes	109,081	—	—	—	109,081

Total liabilities	1,185,002	104,133	76,781	(11,752)	1,354,164
SHAREHOLDER’S EQUITY:
Common stock	1,027,221	—	—	—	1,027,221
Additional paid-in capital	130,313	—	4,393	(4,393)	130,313
Subsidiary investment	—	1,521,507	131,070	(1,652,577)	—
Retained earnings/(accumulated deficit)	(216,591)	413,815	(28,521)	(385,294)	(216,591)
Accumulated other comprehensive loss	(1,121)	—	(3,335)	3,335	(1,121)

Total shareholder’s equity	939,822	1,935,322	103,607	(2,038,929)	939,822

Total liabilities and shareholder’s equity	$2,124,824	$2,039,455	$180,388	$(2,050,681)	$2,293,986

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Year Ended February 29, 2004

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$946	$562,493	$28,429	$—	$591,868
Operating expenses:
Station operating expenses, excluding noncash compensation	670	351,672	19,081	—	371,423
Corporate expenses, excluding noncash compensation	24,105	—	—	—	24,105
Time brokerage fees	—	—	—	—	—
Depreciation and amortization	6,090	36,589	3,789	—	46,468
Noncash compensation	5,273	18,177	—	—	23,450
Restructuring fees and other	—	—	—	—	—
Impairment loss and other	—	12,400	—	—	12,400

Total operating expenses	36,138	418,838	22,870	—	477,846

Operating income (loss)	(35,192)	143,655	5,559	—	114,022

Other income (expense):
Interest expense	(58,719)	(144)	(1,484)	913	(59,434)
Gain on sale of assets	—	1,130	—	—	1,130
Loss in unconsolidated affiliates	(375)	—	—	—	(375)
Loss on debt extinguishment	—	—	—	—	—
Minority interest expense	—	—	(3,029)	—	(3,029)
Other income (expense), net	(642)	36	1,006	(1,464)	(1,064)

Total other income (expense)	(59,736)	1,022	(3,507)	(551)	(62,772)

Income (loss) before income taxes, discontinued operations and accounting change	(94,928)	144,677	2,052	(551)	51,250
Provision (benefit) for income taxes	(33,680)	54,977	515	—	21,812

Income (loss) from continuing operations	(61,248)	89,700	1,537	(551)	29,438
Loss from discontinued operations	—	—	(10,019)	—	(10,019)

Income (loss) before accounting change	(61,248)	89,700	(8,482)	(551)	19,419
Equity in earnings (loss) of subsidiaries	80,667	—	—	(80,667)	—

Net income (loss)	$19,419	$89,700	$(8,482)	$(81,218)	$19,419

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 29, 2004

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$19,419	$89,700	$(8,482)	$(81,218)	$19,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Loss on discontinued operations	—	—	8,615	—	8,615
Impairment loss	—	12,400	—	—	12,400
Loss on debt extinguishment	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—
Depreciation and amortization	9,782	60,968	4,161	—	74,911
Provision for bad debts	—	3,290	—	—	3,290
Provision (benefit) for deferred income taxes	(33,680)	54,977	515	—	21,812
Noncash compensation	5,273	18,177	—	—	23,450
Equity in earnings of subsidiaries	(80,667)	—	—	80,667	—
Gain on sale of assets	—	(1,130)	—	—	(1,130)
Other	—	—	3,089	551	3,640
Changes in assets and liabilities -
Accounts receivable	—	(3,775)	(357)	—	(4,132)
Prepaid expenses and other current assets	(1,712)	4,829	(2,758)	—	359
Other assets	13,190	(16,792)	841	—	(2,761)
Accounts payable and accrued liabilities	(2,248)	(2,253)	2,187	—	(2,314)
Deferred liabilities	—	(1,412)	(46)	—	(1,458)
Payments of TV program rights payable and other	1,712	(35,517)	(6,906)	—	(40,711)

Net cash provided by (used in) operating activities	(68,931)	183,462	859	—	115,390

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,767)	(25,539)	115	—	(30,191)
Disposals of property and equipment	—	2,106	—	—	2,106
Cash paid for acquisitions	—	(11,656)	(109,470)	—	(121,126)
Proceeds from sale of stations, net	—	3,650	—	—	3,650
Deposits on acquisitions and other	(798)	—	—	—	(798)

Net cash used in investing activities	(5,565)	(31,439)	(109,355)	—	(146,359)

FINANCING ACTIVITIES:
Payments on long-term debt	(105,066)	—	—	—	(105,066)
Proceeds from long-term debt	138,000	—	—	—	138,000
Intercompany, net	45,747	(148,835)	105,660	—	2,572
Payments for debt related costs	(646)	—	—	—	(646)

Net cash provided by (used in) financing activities	78,035	(148,835)	105,660	—	34,860

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,539	3,188	(2,836)	—	3,891
CASH AND CASH EQUIVALENTS:
Beginning of period	3,885	5,844	6,350	—	16,079

End of period	$7,424	$9,032	$3,514	$—	$19,970

Emmis Operating Company
Condensed Consolidating Balance Sheet
As of February 28, 2003

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,885	$5,844	$6,350	$—	$16,079
Accounts receivable, net	—	98,799	3,546	—	102,345
Prepaid expenses	2,016	13,462	118	—	15,596
Other	222	23,249	2,190	—	25,661
Assets held for sale	—	—	—	—	—

Total current assets	6,123	141,354	12,204	—	159,681
Property and equipment, net	35,874	186,004	1,552	—	223,430
Intangible assets, net	3,035	1,710,513	12,185	—	1,725,733
Investment in affiliates	1,923,882	—	—	(1,923,882)	—
Other assets, net	52,373	13,916	926	(18,175)	49,040

Total assets	$2,021,287	$2,051,787	$26,867	$(1,942,057)	$2,157,884

CURRENT LIABILITIES:
Accounts payable	$13,161	$18,530	$7,835	$—	$39,526
Current maturities of long-term debt	9,976	—	7,151	(2,215)	14,912
Current portion of TV program rights payable	—	27,424	—	—	27,424
Accrued salaries and commissions	3,326	10,746	175	—	14,247
Accrued interest	13,844	—	—	(2,203)	11,641
Deferred revenue	—	15,805	—	—	15,805
Other	3,339	3,640	—	—	6,979
Liabilities associated with assets held for sale	—	—	—	—	—

Total current liabilities	43,646	76,145	15,161	(4,418)	130,534
Long-term debt, net of current maturities	996,945	—	—	—	996,945
Other long-term debt, net of current maturities	41	2,412	24,391	(13,757)	13,087
TV program rights payable, net of current portion	—	32,044	—	—	32,044
Other noncurrent liabilities	13,167	3,898	721	—	17,786
Deferred income taxes	89,070	—	—	—	89,070

Total liabilities	1,142,869	114,499	40,273	(18,175)	1,279,466
SHAREHOLDER’S EQUITY:
Common stock	1,027,221	—	—	—	1,027,221
Additional paid-in capital	95,582	—	4,393	(4,393)	95,582
Subsidiary investment	—	1,613,173	20,249	(1,633,422)	—
Retained earnings/(accumulated deficit)	(227,026)	324,115	(23,068)	(301,047)	(227,026)
Accumulated other comprehensive loss	(17,359)	—	(14,980)	14,980	(17,359)

Total shareholder’s equity	878,418	1,937,288	(13,406)	(1,923,882)	878,418

Total liabilities and shareholder’s equity	$2,021,287	$2,051,787	$26,867	$(1,942,057)	$2,157,884

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Year Ended February 28, 2003

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$923	$549,630	$11,810	$—	$562,363
Operating expenses:
Station operating expenses, excluding noncash compensation	702	339,176	9,373	—	349,251
Corporate expenses, excluding noncash compensation	21,359	—	—	—	21,359
Time brokerage fees	—	—	—	—	—
Depreciation and amortization	4,867	35,519	2,984	—	43,370
Noncash compensation	3,491	19,037	—	—	22,528
Restructuring fees and other	—	—	—	—	—
Impairment loss and other	—	—	—	—	—

Total operating expenses	30,419	393,732	12,357	—	436,508

Operating income (loss)	(29,496)	155,898	(547)	—	125,855

Other income (expense):
Interest expense	(77,050)	(771)	(912)	675	(78,058)
Gain on sale of assets	—	9,313	—	—	9,313
Loss in unconsolidated affiliates	(4,544)	—	—	—	(4,544)
Loss on debt extinguishment	(4,444)	—	—	—	(4,444)
Minority interest income (expense)	—	—	(428)	—	(428)
Other income (expense), net	983	873	(229)	(675)	952

Total other income (expense)	(85,055)	9,415	(1,569)	—	(77,209)

Income (loss) before income taxes and accounting change	(114,551)	165,313	(2,116)	—	48,646
Provision (benefit) for income taxes	(42,008)	62,819	—	—	20,811

Income (loss) before accounting change	(72,543)	102,494	(2,116)	—	27,835
Cumulative effect of accounting change, net of tax	(167,400)	(167,400)	—	167,400	(167,400)
Equity in earnings (loss) of subsidiaries	100,378	—	—	(100,378)	—

Net income (loss)	$(139,565)	$(64,906)	$(2,116)	$67,022	$(139,565)

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 28, 2003

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(139,565)	$(64,906)	$(2,116)	$67,022	$(139,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Loss on discontinued operations	—	—	—	—	—
Impairment loss	—	—	—	—	—
Loss on debt extinguishment	4,444	—	—	—	4,444
Cumulative effect of accounting change	167,400	167,400	—	(167,400)	167,400
Depreciation and amortization	8,806	56,403	2,984	—	68,193
Provision for bad debts	—	4,102	—	—	4,102
Provision (benefit) for deferred income taxes	20,811	—	—	—	20,811
Noncash compensation	3,491	19,037	—	—	22,528
Equity in earnings of subsidiaries	(100,378)	—	—	100,378	—
Gain on sale of assets	—	(9,313)	—	—	(9,313)
Other	(428)	—	(7,651)	—	(8,079)
Changes in assets and liabilities -
Accounts receivable	—	(11,657)	450	—	(11,207)
Prepaid expenses and other current assets	(1,355)	11	(2,048)	—	(3,392)
Other assets	(10,398)	6,615	(399)	—	(4,182)
Accounts payable and accrued liabilities	(2,899)	965	2,738	—	804
Deferred liabilities	—	(587)	—	—	(587)
Payments of TV program rights payable and other	1,483	(34,604)	15,353	—	(17,768)

Net cash provided by (used in) operating activities	(48,588)	133,466	9,311	—	94,189

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,354)	(25,195)	—	—	(30,549)
Disposals of property and equipment	—	1,752	602	—	2,354
Cash paid for acquisitions	—	—	—	—	—
Proceeds from sale of assets	—	135,500	—	—	135,500
Deposits on acquisitions and other	(1,004)	—	—	—	(1,004)

Net cash provided by (used in) investing activities	(6,358)	112,057	602	—	106,301

FINANCING ACTIVITIES:
Payments on long-term debt	(260,101)	—	—	—	(260,101)
Proceeds from long-term debt	15,000	—	—	—	15,000
Intercompany, net	306,686	(244,649)	(4,955)	—	57,082
Payments for debt related costs	(2,754)	—	—	—	(2,754)

Net cash provided by (used in) financing activities	58,831	(244,649)	(4,955)	—	(190,773)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,885	874	4,958	—	9,717
CASH AND CASH EQUIVALENTS:
Beginning of period	—	4,970	1,392	—	6,362

End of period	$3,885	$5,844	$6,350	$—	$16,079

Emmis Operating Company
Condensed Consolidating Statement of Operations
For the Year Ended February 28, 2002

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$1,695	$521,429	$16,698	$—	$539,822
Operating expenses:
Station operating expenses, excluding noncash compensation	1,204	338,353	14,600	—	354,157
Corporate expenses, excluding noncash compensation	20,283	—	—	—	20,283
Time brokerage fees	—	479	—	—	479
Depreciation and amortization	4,752	91,979	3,527	—	100,258
Noncash compensation	817	8,278	—	—	9,095
Restructuring fees and other	768	—	—	—	768
Impairment loss and other	—	10,672	—	—	10,672

Total operating expenses	27,824	449,761	18,127	—	495,712

Operating income (loss)	(26,129)	71,668	(1,429)	—	44,110

Other income (expense):
Interest expense	(102,109)	(285)	(2,324)	616	(104,102)
Gain on sale of assets	—	—	—	—	—
Loss in unconsolidated affiliates	(4,232)	(771)	—	—	(5,003)
Loss on debt extinguishment	(1,748)	—	—	—	(1,748)
Minority interest income (expense)	—	—	59	—	59
Other income (expense), net	1,403	(466)	(756)	120	301

Total other income (expense)	(106,686)	(1,522)	(3,021)	736	(110,493)

Income (loss) before income taxes and accounting change	(132,815)	70,146	(4,450)	736	(66,383)
Provision (benefit) for income taxes	(45,152)	26,655	—	—	(18,497)

Income (loss) before accounting change	(87,663)	43,491	(4,450)	736	(47,886)
Equity in earnings (loss) of subsidiaries	39,777	—	—	(39,777)	—

Net income (loss)	$(47,886)	$43,491	$(4,450)	$(39,041)	$(47,886)

Emmis Operating Company
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 28, 2002

				Eliminations
	Parent		Subsidiary	and
	Company	Subsidiary	Non-	Consolidating
	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(47,886)	$43,491	$(4,450)	$(39,041)	$(47,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Loss on discontinued operations	—	—	—	—	—
Impairment loss	—	9,063	—	—	9,063
Loss on debt extinguishment	1,748	—	—	—	1,748
Cumulative effect of accounting change	—	—	—	—	—
Depreciation and amortization	10,226	110,582	3,527	—	124,335
Provision for bad debts	—	4,005	—	—	4,005
Provision (benefit) for deferred income taxes	(18,497)	—	—	—	(18,497)
Noncash compensation	817	8,278	—	—	9,095
Equity in earnings of subsidiaries	(39,777)	—	—	39,777	—
Gain on sale of assets	—	—	—	—	—
Other	795	375	(6,362)	(736)	(5,928)
Changes in assets and liabilities -
Accounts receivable	—	(3,649)	1,531	—	(2,118)
Prepaid expenses and other current assets	3,082	1,202	843	—	5,127
Other assets	2,057	(9,364)	1,355	—	(5,952)
Accounts payable and accrued liabilities	5,035	(6,965)	(779)	—	(2,709)
Deferred liabilities	—	(963)	—	—	(963)
Payments of TV program rights payable and other	24,482	(15,553)	(10,856)	—	(1,927)

Net cash provided by (used in) operating activities	(57,918)	140,502	(15,191)	—	67,393

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,252)	(29,018)	1,135	—	(30,135)
Disposals of property and equipment	—	1,719	—	—	1,719
Cash paid for acquisitions	—	(140,746)	—	—	(140,746)
Proceeds from sale of assets	—	—	—	—	—
Deposits on acquisitions and other	(5,943)	—	—	—	(5,943)

Net cash provided by (used in) investing activities	(8,195)	(168,045)	1,135	—	(175,105)

FINANCING ACTIVITIES:
Payments on long-term debt	(133,000)	—	—	—	(133,000)
Proceeds from long-term debt	5,000	—	—	—	5,000
Intercompany, net	143,532	28,495	14,742	—	186,769
Payments for debt related costs	(4,594)	—	—	—	(4,594)

Net cash provided by (used in) financing activities	10,938	28,495	14,742	—	54,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,175)	952	686	—	(53,537)
CASH AND CASH EQUIVALENTS:
Beginning of period	55,175	4,018	706	—	59,899

End of period	$—	$4,970	$1,392	$—	$6,362

15. SUBSEQUENT EVENTS

          On May 10, 2004, we refinanced substantially all of our long-term debt. EOC received $368.4 million in proceeds from the issuance of its 67/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and EOC borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.8 million of cash on hand were used to (i) repay the remaining principal indebtedness under EOC’s former credit facility of approximately $744.3 million, (ii) repurchase $295.1 million aggregate principal amount of EOC’s 81/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of our 121/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay an estimated $12.6 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees. In connection with the transactions, we incurred an estimated loss of $97.1 million, consisting of (i) $72.0 million for the prepayment and redemption fees, (ii) $24.3 million for the write-off of deferred debt costs associated with the retired debt, and (iii) an estimated $0.8 million in expenses related to the repurchase of indebtedness existing at February 29, 2004.

          On May 10, 2004, EOC gave notice to redeem the remaining $4.9 million of principal amount of its 8 1/8% senior subordinated notes due 2009. These notes will be redeemed at 104.063% plus accrued and unpaid interest and will be financed with additional borrowings on our new credit facility. The transaction is expected to close on June 10, 2004 and will result in an additional loss of $0.3 million.

          The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. EOC may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on EOC’s ratio of debt to operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires EOC to fix interest rates for a two year period on at least 30% of its total outstanding debt, as defined (including the senior subordinated debt). After the first two years, this ratio of fixed to floating rate debt must be maintained if EOC’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF NEW CREDIT FACILITY

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,562	989,562

Total	$350,000	$675,000	$1,025,000

          Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow may be required to repay amounts outstanding under the new credit facility. These mandatory repayment provisions may apply depending on EOC’s total leverage ratio, as defined under the new credit facility.

          Availability under the new senior credit facility depends upon our continued compliance with certain operating covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which EOC must comply, include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than its primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of ECC, acquisitions and asset sales, as well as requirements to maintain certain financial ratios. The new credit facility provides that an event of default will occur if there is a change of control of ECC, as defined. The payment of principal, premium and interest on the loans is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries that guarantee the new credit facility. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the new credit facility.

          EOC issued $375.0 million aggregate principal amount of its 67/8% senior subordinated notes. On or within 90 days from closing, EOC will file an Exchange Offer Registration Statement with the SEC to exchange the senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes will be identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, EOC may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, EOC can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes maybe redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), EOC is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The indenture governing the notes contains covenants limiting EOC’s ability, among other things, to (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) create restrictions on the ability of our subsidiaries to pay dividends or make payments to EOC, (6) engage in certain transactions with affiliates, and (7) sell all or substantially all of the assets of EOC and its subsidiaries, or consolidate or merge with or into other companies. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by ECC and most of EOC’s existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

          EMMIS

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28 (29)	Year
Year ended February 29, 2004
Net revenues	$141,548	$154,618	$158,762	$136,940	$591,868
Operating income	28,553	37,035	41,703	6,731	114,022
Net income (loss) before accounting change	2,602	9,754	11,316	(21,416)	2,256
Net income (loss) available to common shareholders	356	7,508	9,070	(23,662)	(6,728)
Basic earnings (loss) per common share:
Before accounting change	$0.01	$0.14	$0.17	$(0.43)	$(0.12)
Net income (loss) available to common shareholders	$0.01	$0.14	$0.17	$(0.43)	$(0.12)
Diluted earnings (loss) per common share:
Before accounting change	$0.01	$0.14	$0.16	$(0.43)	$(0.12)
Net income (loss) available to common shareholders	$0.01	$0.14	$0.16	$(0.43)	$(0.12)
Year ended February 28, 2003
Net revenues	$136,806	$143,222	$155,544	$126,791	$562,363
Operating income	29,229	35,843	44,984	15,799	125,855
Net income (loss) before accounting change	1,826	(4,556)	10,814	(5,152)	2,932
Net income (loss) available to common shareholders	(167,820)	(6,802)	8,568	(7,398)	(173,452)
Basic earnings (loss) per common share:
Before accounting change	$(0.01)	$(0.13)	$0.16	$(0.14)	$(0.11)
Net income (loss) available to common shareholders	$(3.28)	$(0.13)	$0.16	$(0.14)	$(3.27)
Diluted earnings (loss) per common share:
Before accounting change	$(0.01)	$(0.13)	$0.16	$(0.14)	$(0.11)
Net income (loss) available to common shareholders	$(3.28)	$(0.13)	$0.16	$(0.14)	$(3.27)

EOC

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28 (29)	Year
Year ended February 29, 2004
Net revenues	$141,548	$154,618	$158,762	$136,940	$591,868
Operating income	28,553	37,035	41,703	6,731	114,022
Net income (loss) before accounting change	6,831	13,969	15,613	(16,994)	19,419
Net income (loss)	6,831	13,969	15,613	(16,994)	19,419
Year ended February 28, 2003
Net revenues	$136,806	$143,222	$155,544	$126,791	$562,363
Operating income	29,229	35,843	44,984	15,799	125,855
Net income (loss) before accounting change	6,891	7,986	14,772	(1,814)	27,835
Net income (loss)	(160,509)	7,986	14,772	(1,814)	(139,565)

     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. Net loss available to common shareholders in the quarter ended February 29, 2004 includes a $12.4 million impairment loss resulting from the company’s annual SFAS No. 142 review and a $10.4 million loss from discontinued operations. Operating results for the first nine months of fiscal 2004 have been reclassified to reflect the discontinued operations. Net loss available to common shareholders in the quarter ended May 31, 2002 includes a loss from the cumulative effect of an accounting change of $167.4 million, net of tax, related to our adoption of SFAS No. 142.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. We have also audited the accompanying consolidated balance sheets of Emmis Operating Company (a wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of February 29, 2004 and February 28, 2003 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries for the year ended February 28, 2002 were audited by other auditors who have ceased operations and whose report dated May 2, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the adoption of SFAS No. 133 as discussed in Note 1 to the consolidated financial statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States and the consolidated financial position of Emmis Operating Company and Subsidiaries at February 29, 2004 and February 28, 2003 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 8 to the consolidated financial statements, effective March 1, 2002, the Companies changed the manner in which they account for goodwill and indefinite lived intangible assets upon the adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

     As discussed above, the financial statements of Emmis Communications Corporation and Subsidiaries and Emmis Operating Company and Subsidiaries for the year ended February 28, 2002 were audited by other auditors who have ceased operations. As described in Note 8, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Our audit procedures with respect to the disclosures in Note 8 with respect to fiscal 2002 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements, (b) agreeing the amortization expense and associated tax benefit recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of applying SFAS No. 142 to the Companies’ underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2002 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2002 financial statements of the Companies other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana,
April 14, 2004
except for Note 15, as to which the date is
May 10, 2004

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of EMMIS COMMUNICATIONS CORPORATION (an Indiana corporation) and Subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2002. We have also audited the accompanying consolidated balance sheets of EMMIS OPERATING COMPANY (an Indiana corporation and wholly owned subsidiary of Emmis Communications Corporation) and Subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emmis Communications Corporation and Subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States and the financial position of Emmis Operating Company and Subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1v. of the notes to consolidated financial statements, effective March 1, 2001, the Company changed its accounting for derivative instruments and hedging activities pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Hedging Activities.”

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
May 2, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this annual report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Based upon the Controls Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     During the last fiscal quarter covered by this annual report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance – Certain Committees of the Board of Directors,” Corporate Governance – Code of Ethics” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Emmis 2004 Proxy Statement. All directors of ECC are also directors of EOC.

     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors. All such persons are executive officers of both ECC and EOC.

		AGE AT	YEAR FIRST
		FEBRUARY 29,	ELECTED
NAME	POSITION	2004	OFFICER
Randall D. Bongarten	Television Division President	53	2000
Richard F. Cummings	Radio Division President	51	1984
Michael Levitan	Senior Vice President – Human Resources	46	2002
Gary Thoe	Publishing Division President	47	1998
Paul W. Fiddick	International Division President	53	2002

     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

     Randall D. Bongarten has been employed as President of Emmis Television since October 2000. He served as President of Emmis International from June 1998 to September 2002. Prior to June 1998, Mr. Bongarten had served as President of GAF Broadcasting and as Executive Vice President of Operations for Emmis Radio Division.

     Richard F. Cummings was the Program Director of WENS from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President—Programming in 1988 and became Radio Division President in December 2001.

     Michael Levitan has been employed as Senior Vice President – Human Resources since September 2002, but he has served as a human resources consultant to Emmis since 2000. Prior to joining Emmis, Mr. Levitan served as Director of Human Resources for Apple Computer and as Executive Director of Organizational Effectiveness and Assistant to the President of Cummins Engine.

     Gary Thoe has been employed as President of Emmis Publishing since February 1998. Prior to February 1998, Mr. Thoe served as President and part owner of Mayhill Publications, Inc.

     Paul Fiddick has been employed as President of Emmis International since September 2002. Prior to joining Emmis, Mr. Fiddick served as Assistant Secretary for Administration of the U.S. Department of Agriculture from November 1999 until May 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Employment and Change in Control Agreements” and “Compensation Tables” in the Emmis 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item with respect to ECC is incorporated by reference from the section entitled “Voting Securities and Beneficial Owners” in the Emmis 2004 Proxy Statement. ECC is the only holder of the common stock of EOC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Transactions” and “Equity Compensation Plan Information” in the Emmis 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Auditors” in the Emmis 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FIANANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements

     The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

     No financial statement schedules are required to be filed with this report.

Reports on Form 8-K

     On December 15, 2003, the company filed a Form 8-K, reporting an Item 12 Regulation FD Disclosure regarding comments made by the company’s CEO and CFO at a media conference.

     On January 8, 2004, the company included on Form 8-K its press release announcing its financial results for the three and nine months ended November 30, 2002 and 2003.

     On January 8, 2004, the company filed a Form 8-K/A to correct the press release contained in the Form 8-K filed earlier the same day.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the fiscal year ended February 29, 2000, and an amendment thereto relating to certain 12 1/2% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

3.3	Articles of Incorporation of Emmis Operating Company, incorporated by reference from Exhibit 3.4 to the Company’s Form S-3/A (File No. 333-62172) filed on June 21, 2001.

3.4	Bylaws of Emmis Operating Company, incorporated by reference from Exhibit 3.5 to the Company’s Form S-3/A (File No. 333-62172) filed on June 21, 2001.

4.1	Indenture dated February 12, 1999 (the “8 1/8% Subordinated Notes Indenture”) among Emmis Communications Corporation, certain subsidiary guarantors and IBJ Whitehall Bank and Trust Company, as trustee, including as an exhibit thereto the form of note, incorporated by reference to Exhibit 4.1 to Emmis’ Registration Statement on Form S-4, File No. 333-74377, as amended (the “1999 Registration Statement”).

4.2	Indenture dated March 27, 2001 (the “12 1/2% Senior Discount Notes Indenture”) among Emmis Communications Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note, incorporated by reference to Exhibit 4.1 to Emmis’ Registration Statement on Form S-4, File No. 333-621604, as amended (the “2001 Registration Statement”).

4.3	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218, the “1994 Registration Statement”.

4.4	Supplemental Indenture dated April 26, 2004 to the 8 1/8% Subordinated Notes Indenture.*

4.5	Supplemental Indenture dated April 26, 2004 to the 12 1/2% Senior Discount Notes Indenture.*

4.6	Indenture dated May 10, 2004 (the “6 7/8% Subordinated Notes Indenture”) among Emmis Operating Company and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note.*

10.1	Revolving Credit and Term Loan Agreement dated May 10, 2004.*

10.2	Emmis Operating Company Profit Sharing Plan, as amended, effective March 1, 1997 incorporated by reference from Exhibit 10.1 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 2003 (the “2003 10-K”).++

10.3	Emmis Communications Corporation 1994 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the 1994 Registration Statement.++

10.4	The Emmis Communications Corporation 1995 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.15 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the “1995 10-K”).++

10.5	The Emmis Communications Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 to the 1995 10-K.++

10.6	Emmis Communications Corporation 1997 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1998 (the “1998 10-K”).++

10.7	Emmis Communications Corporation 1999 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 26, 1999.++

10.8	Emmis Communications Corporation 2001 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 25, 2001.++

10.9	Emmis Communications Corporation 2002 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 30, 2002.++

10.10	Employment Agreement dated as of March 1, 1994, by and between Emmis Broadcasting Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.13 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1994 and amendment to Employment Agreement, effective March 1, 1999, between the Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.2 to Emmis’ Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.++

10.11	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Richard Cummings, incorporated by reference from Exhibit 10.21 to the 2003 10-K. ++

10.12	Employment Agreement dated as of September 9, 2002, by and between Emmis Operating Company and Michael Levitan, incorporated by reference from Exhibit 10.22 to the 2003 10-K. ++

10.13	Employment Agreement dated as of March 1, 2003, by and between Emmis Operating Company and Gary A. Thoe, incorporated by reference from Exhibit 10.23 to the 2003 10-K. ++

10.14	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Walter Z. Berger, incorporated by reference from Exhibit 10.24 to the 2003 10-K. ++

10.15	Employment Agreement, dated as of March 1, 2003, by and between Emmis Operating Company and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 31, 2003. ++

10.16	Employment agreement effective as of March 1, 2003, by and between Emmis Operating Company and Gary L. Kaseff, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.17	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Walter Z. Berger, incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.18	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary L. Kaseff, incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.19	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.20	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.21	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Michael Levitan, incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.22	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Paul Fiddick, incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.23	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary Thoe, incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.24	Agreement for Purchase of Limited Partner and Member Interests, dated as of March 3, 2003, by and between Emmis Operating Company and Sinclair Telecable, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.25	Fourth Amended and Restated Revolving Credit and Term Loan Agreement, and First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibits 10.1 and 10.2, respectively, to Emmis’ Form 8-K filed on April 12, 2001.

10.26	Second Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.10 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

10.27	Third Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.1 to Emmis’ Quarterly Report on Form 10-Q for the quarter ended November 30, 2001.

10.28	Fourth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2002.

10.29	Fifth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.30	Registration rights agreement dated May 10, 2004 by and between Emmis Operating Company and Goldman, Sachs & Co..*

10.31	Aircraft Time Sharing Agreement dated January 22, 2003, by and between Emmis Operating Company and Jeffrey H. Smulyan. *

10.32	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company. *

16.10	Arthur Andersen LLP letter to the SEC dated June 20, 2002, incorporated by reference to the Company’s Current Report on Form 8-K/A filed June 20, 2002.

21	Subsidiaries of Emmis.*

23	Consent of Accountants.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.3	Certification of Principal Executive Officer of Emmis Operating Company pursuant to Rule 13a-14(a) under the Exchange Act.*

31.4	Certification of Principal Financial Officer of Emmis Operating Company pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Principal Executive Officer of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Principal Financial Officer of Emmis Operating Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

Signatures.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 14, 2004	By:	/s/	Jeffrey H. Smulyan

Jeffrey H. Smulyan
Chairman of the Board

Signatures.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS OPERATING COMPANY

Date: May 14, 2004	By:	/s/	Jeffrey H. Smulyan

Jeffrey H. Smulyan
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, these reports have been signed below by the following persons on behalf of the registrants and on the dates indicated.

		SIGNATURE	TITLE
Date:	May 14, 2004	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date:	May 14, 2004	/s/ Walter Z. Berger Walter Z. Berger	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Date:	May 14, 2004	Susan B. Bayh* Susan B. Bayh	Director

Date:	May 14, 2004	Gary L. Kaseff* Gary L. Kaseff	Executive Vice President, General Counsel and Director

Date:	May 14, 2004	Richard A. Leventhal* Richard A. Leventhal	Director

Date:	May 14, 2004	Peter A. Lund* Peter A. Lund	Director

Date:	May 14, 2004	Greg A. Nathanson* Greg A. Nathanson	Director

Date:	May 14, 2004	Frank V. Sica* Frank V. Sica	Director

Date:	May 14, 2004	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright

J. Scott Enright
Attorney-in-Fact