Form 10-Q
period 2004-05-31
EMMIS COMMUNICATIONS CORP
filed 2004-07-12
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

EMMIS COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

INDIANA
(State of incorporation or organization)

0-23264
(Commission file number)

35-1542018
(I.R.S. Employer Identification No.)

ONE EMMIS PLAZA
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

Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes [X]  No [   ]

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 1, 2004, was:

51,201,625	Shares of Class A Common Stock, $.01 Par Value
4,838,920	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of Emmis Communications Corporation and subsidiaries as of May 31, 2004, and the related condensed consolidated statements of operations for the three-month periods ended May 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Emmis Communications Corporation and subsidiaries as of February 29, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended not presented herein, and in our report dated April 14, 2004 (except for Note 15, as to which the date is May 10, 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
June 25, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2003	2004
NET REVENUES	$141,548	$161,032
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	88,903	97,920
Corporate expenses, excluding noncash compensation	5,763	8,420
Noncash compensation	7,063	5,150
Depreciation and amortization	11,266	12,631

Total operating expenses	112,995	124,121

OPERATING INCOME	28,553	36,911

OTHER INCOME (EXPENSE):
Interest expense	(22,767)	(19,696)
Loss from unconsolidated affiliates	(164)	(282)
Loss on debt extinguishment	—	(96,975)
Minority interest expense	—	(958)
Other income (expense), net	(24)	186

Total other income (expense)	(22,955)	(117,725)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	5,598	(80,814)
PROVISION (BENEFIT) FOR INCOME TAXES	2,959	(7,734)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,639	(73,080)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX OF $0 IN 2003 AND 2004	37	490

NET INCOME (LOSS)	2,602	(73,570)
PREFERRED STOCK DIVIDENDS	2,246	2,246

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$356	$(75,816)

See independent registered public accounting firm’s review report and accompanying notes.

     In the three–month periods ended May 31, 2003 and 2004, $5.7 million and $4.1 million respectively, of our noncash compensation was attributable to our stations, while $1.4 million and $1.1 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2003	2004
Basic net income (loss) available to common shareholders:
Continuing operations	$0.01	$(1.35)
Discontinued operations, net of tax	—	(0.01)

Net income (loss) available to common shareholders	$0.01	$(1.36)

Basic weighted average common shares outstanding	54,078	55,864
Diluted net income (loss) available to common shareholders:
Continuing operations	$0.01	$(1.35)
Discontinued operations, net of tax	—	(0.01)

Net income (loss) available to common shareholders	$0.01	$(1.36)

Diluted weighted average common shares outstanding	54,282	55,864

See independent registered public accounting firm’s review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 29,	May 31,
	2004	2004
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,970	$22,445
Accounts receivable, net	105,225	119,549
Prepaid expenses	15,273	23,435
Program rights	13,373	9,837
Other	18,178	10,987

Total current assets	172,019	186,253
PROPERTY AND EQUIPMENT, NET	217,302	214,272
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,736,966	1,736,966
Goodwill	94,042	94,042
Other intangibles, net	27,849	25,615

Total intangible assets	1,858,857	1,856,623
OTHER ASSETS, NET	52,391	40,882

Total assets	$2,300,569	$2,298,030

See independent registered public accounting firm’s review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 29,	May 31,
	2004	2004
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$35,791	$33,369
Current maturities of long-term debt	6,539	9,273
Current portion of TV program rights payable	27,502	24,654
Accrued salaries and commissions	14,519	8,445
Accrued interest	11,697	3,393
Deferred revenue	14,393	18,143
Other	8,451	8,498

Total current liabilities	118,892	105,775
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,261,568	1,350,698
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,909	5,992
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	26,266	22,668
OTHER NONCURRENT LIABILITIES	9,322	9,161
MINORITY INTEREST	47,672	47,616
DEFERRED INCOME TAXES	81,994	73,559

Total liabilities	1,551,623	1,615,469

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 29, 2004 and May 31, 2004	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 50,689,834 shares at February 29, 2004 and 51,126,365 shares at May 31, 2004	507	511
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,038,920 shares at February 29, 2004 and 4,838,920 shares at May 31, 2004	50	48
Additional paid-in capital	1,025,483	1,034,101
Accumulated deficit	(276,002)	(351,818)
Accumulated other comprehensive loss	(1,121)	(310)

Total shareholders’ equity	748,946	682,561

Total liabilities and shareholders’ equity	$2,300,569	$2,298,030

See independent registered public accounting firm’s review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,602	$(73,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	18,017	19,777
Accretion of interest on senior discount notes, including amortization of related debt costs	6,536	5,596
Provision for bad debts	920	1,017
Provision (benefit) for deferred income taxes	2,959	(7,734)
Noncash compensation	7,063	5,150
Loss on debt extinguishment	—	96,975
Other	140	1,485
Changes in assets and liabilities -
Accounts receivable	(7,512)	(15,341)
Prepaid expenses and other current assets	(2,032)	(5,423)
Other assets	(3,157)	(7,068)
Accounts payable and accrued liabilities	(14,241)	(14,690)
Deferred revenue	2,546	3,750
Other liabilities	(12,429)	(6,956)

Net cash provided by operating activities	1,412	2,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,957)	(7,351)
Cash paid for acquisitions	(11,656)	—
Proceeds from sale of assets, net	—	7,300
Deposits and other	(3,000)	(306)

Net cash used in investing activities	(17,613)	(357)

See independent registered public accounting firm’s review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(14,112)	(1,280,095)
Proceeds from long-term debt	26,000	1,365,500
Premiums paid to redeem outstanding debt obligations	—	(72,607)
Proceeds from exercise of stock options	531	1,526
Preferred stock dividends paid	(2,246)	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(644)	(741)
Debt related costs	—	(11,473)

Net cash provided by (used in) financing activities	9,529	(136)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,672)	2,475
CASH AND CASH EQUIVALENTS:
Beginning of period	16,079	19,970

End of period	$9,407	$22,445

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$21,990	$21,349
Income taxes	502	121
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	9,010	7,833
ACQUISITION OF WBPG-TV:
Fair value of assets acquired	$11,854
Cash paid	11,656

Liabilities recorded	$198

See independent registered public accounting firm’s review report and accompanying notes.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2004

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 29, 2004. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

     On May 10, 2004, Emmis Operating Company (EOC), a wholly-owned subsidiary of Emmis Communications Corporation, refinanced its senior subordinated notes (see Note 3). The new senior subordinated notes do not contain a separate reporting requirement for EOC so long as Emmis files consolidated financial statements.

     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2004 and the results of its operations for the three-month periods ended May 31, 2003 and 2004 and its cash flows for the three–month periods ended May 31, 2003 and 2004.

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

	Three Months Ended May 31,
	2003	2004
	(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$356	$(75,816)
Plus: Reported stock-based employee compensation costs, net of tax	4,379	3,193
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	6,833	5,582

Pro Forma	$(2,098)	$(78,205)

Basic EPS:
As Reported	$0.01	$(1.36)
Pro Forma	$(0.04)	$(1.40)
Diluted EPS:
As Reported	$0.01	$(1.36)
Pro Forma	$(0.04)	$(1.40)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for options vesting in 2003 and 2004:

	Three Months Ended May 31,
	2003	2004
Risk-Free Interest Rate:	3.6% - 5.4%	3.4% - 5.4%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	8.3 - 8.6	8.3 - 9.2
Expected Volatility:	57.7% - 58.4%	57.7% - 58.4%

Advertising Costs

     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.7 million and $0.9 million of these costs as of May 31, 2003 and 2004, respectively.

Basic and Diluted Net Income Per Common Share

     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2003 and 2004 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three–month period ended May 31, 2004 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 4.0 million shares for the three–month period ended May 31, 2004. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three–month period ended May 31, 2003 as the effect of their conversion to common stock of 3.7 million shares would be antidilutive.

Recent Accounting Pronouncement

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company adopted FIN 46 in its quarter ended May 31, 2004, and the adoption of this pronouncement did not have a material impact on its consolidated results of operations or financial position.

Note 2.	Intangible Assets and Goodwill

     Indefinite-lived Intangibles

     Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 29, 2004 and May 31, 2004, the carrying amounts of the Company’s FCC licenses were $1,737.0 million.

     When performing its annual impairment tests, the Company generally uses an enterprise valuation approach to value FCC licenses, whereby an estimated market multiple is applied to the station operating income generated by each reporting unit. Market multiples are determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation is then made to the tangible assets and unrecognized intangible assets, including network affiliation agreements and customer lists, with the residual amount representing the implied fair value of our indefinite lived intangible assets. To the extent the carrying amount of the indefinite-lived intangible exceeds this implied fair value, the difference is recorded in the statement of operations. For FCC licenses valued using the residual method, the impairment test is based on a two-step approach, analogous to the two-step goodwill impairment test. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. The Company performed impairment tests at December 1, 2002 and 2003. The December 1, 2002 test resulted in no impairment charge, but the December 1, 2003 test resulted in a $12.4 million impairment charge related to two of our television stations. The required annual impairment tests may result in future periodic write-downs.

     Goodwill

     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test at December 1, 2002 and 2003, which resulted in no impairment charge. Consistent with the Company’s approach to determining the fair value of its

FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units. As of February 29, 2004 and May 31, 2004, the carrying amount of the Company’s goodwill was $94.0 million. As of February 29, 2004 and May 31, 2004, approximately $35.6 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.

     Definite-lived intangibles

     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 29, 2004 and May 31, 2004:

		February 29, 2004			May 31, 2004
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.3	$23,308	$11,879	$11,429	$23,443	$12,287	$11,156
Subscription Lists	3.0	12,189	12,189	—	12,189	12,189	—
Favorable Office Leases	38.1	12,190	1,054	11,136	12,190	1,153	11,037
Customer Lists	2.3	10,574	8,607	1,967	10,574	10,326	248
Non-Compete Agreements	1.3	5,738	5,641	97	5,738	5,652	86
Other	12.4	5,549	2,329	3,220	5,591	2,503	3,088

TOTAL		$69,548	$41,699	$27,849	$69,725	$44,110	$25,615

     Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2003 and 2004 was $1.6 million and $2.4 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of May 31, 2004:

FISCAL YEAR ENDED FEBRUARY 28 (29),
2005	$5,235
2006	2,970
2007	2,823
2008	2,664
2009	2,429

     As acquisitions and/or dispositions occur in the future, amortization expense will vary from the above table.

Note 3.	Significant Events

Debt Refinancing Activity

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6 7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.4 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8 1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12 ½% senior discount notes due 2011, (iv)

pay $4.6 million in accrued interest, (v) pay $12.2 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees. In connection with the transactions, Emmis incurred a loss of $97.0 million, consisting of (i) $72.0 million for the prepayment and redemption fees, (ii) $24.3 million for the write-off of deferred debt costs associated with the retired debt, and (iii) $0.7 million in expenses related to the repurchase of indebtedness existing at February 29, 2004. This charge is reflected in the accompanying condensed consolidated statements of operations as loss on debt extinguishment in the three-month period ended May 31, 2004. Approximately $59.3 million of this loss was not deductible for purposes of calculating the provision (benefit) for income taxes.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8 1/8% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and were financed with additional borrowings on our new credit facility. The transaction resulted in an additional loss on debt extinguishment of $0.3 million, which will be recorded in our quarter ended August 31, 2004.

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’s ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires Emmis to fix interest rates for a two year period on at least 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). After the first two years, this ratio of fixed to floating rate debt must be maintained if Emmis’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF NEW CREDIT FACILITY

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,562	989,562

Total	$350,000	$675,000	$1,025,000

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow may be required to be used to repay amounts outstanding under the new credit facility. Whether these mandatory repayment provisions apply depends on Emmis’s total leverage ratio, as defined under the new credit facility.

     Availability under the new senior credit facility depends upon our continued compliance with certain operating covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply, include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. The new credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’s assets, including the stock of Emmis’s wholly-owned, domestic subsidiaries, are pledged to secure the new credit facility.

     On July 8, 2004, Emmis filed an Exchange Offer Registration Statement with the SEC to exchange the $375.0 million aggregate principal amount of its 6 7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The indenture governing the notes contains covenants limiting Emmis’s ability, among other things, to (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) create restrictions on the ability of our subsidiaries to pay dividends or make payments to Emmis, (6) engage in certain transactions with affiliates, and (7) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’s existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

Sale of Radio Stations in Argentina

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004 and an incremental $0.5 million loss in the quarter ended May 31, 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso. Votionis has historically been included in the radio reporting segment. Revenues, operating expenses, depreciation and amortization, and pre-tax loss for Votionis were approximately $0.8 million, $0.8 million, $0.1 million, and $0 million, respectively, in the quarter ended May 31, 2003. Revenues, operating expenses, depreciation and amortization, and pre-tax loss for Votionis were approximately $1.7 million, $2.0 million, $0.2 million, and $0.5 million, respectively, in the quarter ended May 31, 2004. Votionis reports on a calendar year, so results for its calendar quarter ended March 31, 2004 is consolidated into Emmis’s fiscal quarter ended May 31, 2004. However, in our quarter ended May 31, 2004, we consolidated the results of Votionis from January 1, 2004 to May 12, 2004, as the results of operations of

Votionis for the period April 1, 2004 through May 12, 2004 were immaterial. As of February 29, 2004, the net carrying amount of the assets held for sale (included in Other in the accompanying condensed consolidated balance sheets) was $7.4 million. Assets held for sale principally consisted of accounts receivable ($2.0 million), property and equipment ($1.1 million) and foreign broadcast licenses ($3.8 million).

Note 4.	Pro Forma Financial Information

     Unaudited pro forma summary information is presented below for the three-month periods ended May 31, 2003 and 2004, assuming our acquisition (and related borrowings) of a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 had occurred on the first day of the pro forma periods presented below.

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

	Three Months Ended May 31,
	2003	2004
	(Pro Forma)	(Historical)
Net revenues	$147,952	$161,032

Net income (loss) from continuing operations	$2,981	$(73,080)

Net income (loss) available to common shareholders from continuing operations	$735	$(75,326)

Net income (loss) per share available to common shareholders from continuing operations:
Basic	$0.01	$(1.35)

Diluted	$0.01	$(1.35)

Weighted average shares outstanding:
Basic	54,078	55,864
Diluted	54,282	55,864

Three–month period ended May 31, 2004 includes a $97.0 million loss on debt extinguishment related to debt refinancing activity (see Note 3).

Note 5.	Comprehensive Income (Loss)

     Comprehensive income (loss) was comprised of the following for the three-month periods ended May 31, 2003 and 2004:

	Three Months
	Ended May 31,
	2003	2004
Net income (loss)	$2,602	$(73,570)
Translation adjustment	373	811
Change in fair value of derivative instruments, net of associated tax benefit	1,099	—

Total comprehensive income (loss)	$4,074	$(72,759)

Note 6.	Segment Information

     The Company’s operations are aligned into three business segments: Radio, Television, and Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary and nine radio stations located in Belgium (acquired in the third quarter of fiscal 2004). Total revenues of the radio station in Hungary for the three–month periods ended May 31, 2003 and 2004 were $1.8 million and $2.9 million, respectively. The carrying value of long lived assets of this radio station as of May 31, 2003 and 2004 was $9.5 million and $8.8 million, respectively. Total revenues of our nine radio stations in Belgium for the three–month period ended May 31, 2004 were immaterial and the carrying value of long lived assets of these radio stations as of May 31, 2004 was $3.5 million. We sold our controlling interest in two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in the three–month periods ended May 31, 2003 and 2004 and their assets and liabilities have been classified as held for sale as of February 29, 2004 (included in Other in the accompanying condensed consolidated balance sheets).

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 29, 2004 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended			Publishing
May 31, 2004	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$74,703	$68,434	$17,895	$—	$161,032
Station operating expenses, excluding noncash compensation	41,691	39,790	16,439	—	97,920
Corporate expenses, excluding noncash compensation	—	—	—	8,420	8,420
Noncash compensation	1,656	1,742	661	1,091	5,150
Depreciation and amortization	3,036	7,818	218	1,559	12,631

Operating income (loss)	$28,320	$19,084	$577	$(11,070)	$36,911

Total assets	$1,107,923	$1,044,789	$82,481	$62,837	$2,298,030

Three Months Ended			Publishing
May 31, 2003	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$63,784	$60,298	$17,466	$—	$141,548
Station operating expenses, excluding noncash compensation	34,424	38,260	16,219	—	88,903
Corporate expenes, excluding noncash compensation	—	—	—	5,763	5,763
Noncash compensation	2,401	2,401	870	1,391	7,063
Depreciation and amortization	1,888	7,651	217	1,510	11,266

Operating income (loss)	$25,071	$11,986	$160	$(8,664)	$28,553

Total assets	$902,084	$1,055,949	$78,055	$84,893	$2,120,981

Note 7.	Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis

     The senior subordinated notes of Emmis are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 29, 2004, subsidiaries holding Emmis’s interest in its radio stations in Austin, Texas, Hungary, Argentina and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). As of May 31, 2004, subsidiaries holding Emmis’s interest in its radio stations in Austin, Texas, Hungary, and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only, Emmis Operating Company (EOC) Parent Company Only (issuer of the debt), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 29, 2004 and May 31, 2004 and for the three–month periods ended May 31, 2003 and 2004. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of May 31, 2004
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,365	$12,844	$4,236	$—	$22,445
Accounts receivable, net	—	—	111,282	8,267	—	119,549
Prepaid expenses	—	2,444	20,828	163	—	23,435
Program rights	—	—	9,837	—	—	9,837
Other	—	5,385	6,778	741	(1,917)	10,987

Total current assets	—	13,194	161,569	13,407	(1,917)	186,253
Property and equipment, net	—	34,070	173,334	6,868	—	214,272
Intangible assets, net	—	—	1,705,552	151,146	(75)	1,856,623
Investment in affiliates	876,292	2,054,934	—	—	(2,931,226)	—
Other assets, net	31	33,477	15,071	1,390	(9,087)	40,882

Total assets	$876,323	$2,135,675	$2,055,526	$172,811	$(2,942,305)	$2,298,030

CURRENT LIABILITIES:
Accounts payable	$10	$10,217	$18,151	$6,908	$(1,917)	$33,369
Current maturities of other long-term debt	—	3,375	—	6,959	(1,061)	9,273
Current portion of TV program rights payable	—	—	24,654	—	—	24,654
Accrued salaries and commissions	—	571	7,702	172	—	8,445
Accrued interest	—	3,393	—	—	—	3,393
Deferred revenue	—	—	18,143	—	—	18,143
Other	1,123	2,761	4,179	435	—	8,498

Total current liabilities	1,133	20,317	72,829	14,474	(2,978)	105,775
Long-term debt, net of current maturities	1,138	1,349,560	—	—	—	1,350,698
Other long-term debt, net of current maturities	—	75	85	13,933	(8,101)	5,992
TV program rights payable, net of current portion	—	—	22,668	—	—	22,668
Other noncurrent liabilities	—	7,363	1,783	15	—	9,161
Minority Interest	—	—	—	47,616	—	47,616
Deferred income taxes	(31,720)	105,279	—	—	—	73,559

Total liabilities	(29,449)	1,482,594	97,365	76,038	(11,079)	1,615,469
SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	559	876,292	—	—	(876,292)	559
Additional paid-in capital	1,034,101	—	—	4,393	(4,393)	1,034,101
Subsidiary investment	—	—	1,497,841	124,017	(1,621,858)	—
Retained earnings/(accumulated deficit)	(128,917)	(222,901)	460,320	(28,912)	(431,408)	(351,818)
Accumulated other comprehensive loss	—	(310)	—	(2,725)	2,725	(310)

Total shareholders’ equity	905,772	653,081	1,958,161	96,773	(2,931,226)	682,561

Total liabilities and shareholders’ equity	$876,323	$2,135,675	$2,055,526	$172,811	$(2,942,305)	$2,298,030

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 29, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,424	$9,032	$3,514	$—	$19,970
Accounts receivable, net	—	—	98,391	6,834	—	105,225
Prepaid expenses	—	747	14,399	127	—	15,273
Program rights	—	—	13,373	—	—	13,373
Other	—	3,203	6,926	9,493	(1,444)	18,178

Total current assets	—	11,374	142,121	19,968	(1,444)	172,019
Property and equipment, net	—	34,551	176,326	6,425	—	217,302
Intangible assets, net	—	434	1,705,892	152,609	(78)	1,858,857
Investment in affiliates	1,157,534	2,038,929	—	—	(3,196,463)	—
Other assets, net	6,583	39,536	15,116	1,386	(10,230)	52,391

Total assets	$1,164,117	$2,124,824	$2,039,45	$180,388	$(3,208,215)	$2,300,569

CURRENT LIABILITIES:
Accounts payable	$—	$10,676	$19,652	$7,257	$(1,794)	$35,791
Current maturities of long-term debt	—	1,688	—	5,210	(359)	6,539
Current portion of TV program rights payable	—	—	27,502	—	—	27,502
Accrued salaries and commissions	—	3,782	10,385	352	—	14,519
Accrued interest	—	11,697	—	—	—	11,697
Deferred revenue	—	—	14,393	—	—	14,393
Other	1,123	2,229	4,157	942	—	8,451

Total current liabilities	1,123	30,072	76,089	13,761	(2,153)	118,892
Long-term debt, net of current maturities	223,423	1,038,145	—	—	—	1,261,568
Other long-term debt, net of current maturities	—	41	130	15,337	(9,599)	5,909
TV program rights payable, net of current portion	—	—	26,266	—	—	26,266
Other noncurrent liabilities	—	7,663	1,648	11	—	9,322
Minority Interest	—	—	—	47,672	—	47,672
Deferred income taxes	(27,087)	109,081	—	—	—	81,994

Total liabilities	197,459	1,185,002	104,133	76,781	(11,752)	1,551,623
SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	557	1,027,221	—	—	(1,027,221)	557
Additional paid-in capital	1,025,483	130,313	—	4,393	(134,706)	1,025,483
Subsidiary investment	—	—	1,521,507	131,070	(1,652,577)	—
Retained earnings/(accumulated deficit)	(59,411)	(216,591)	413,815	(28,521)	(385,294)	(276,002)
Accumulated other comprehensive loss	—	(1,121)	—	(3,335)	3,335	(1,121)

Total shareholders’ equity	966,658	939,822	1,935,322	103,607	(3,196,463)	748,946

Total liabilities and shareholders’equity	$1,164,117	$2,124,824	$2,039,45	$180,388	$(3,208,215)	$2,300,569

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three–month Period Ended May 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$268	$151,310	$9,454	$—	$161,032
Operating expenses:
Station operating expenses, excluding noncash compensation	—	164	91,268	6,488	—	97,920
Corporate expenses, excluding noncash compensation	—	8,420	—	—	—	8,420
Noncash compensation	—	1,091	4,059	—	—	5,150
Depreciation and amortization	—	1,559	9,349	1,723	—	12,631

Total operating expenses	—	11,234	104,676	8,211	—	124,121

Operating income (loss)	—	(10,966)	46,634	1,243	—	36,911

Other income (expense)
Interest expense	(5,596)	(14,013)	(3)	(212)	128	(19,696)
Loss from unconsolidated affiliates	—	(282)	—	—	—	(282)
Loss on debt extinguishment	(66,298)	(30,677)	—	—	—	(96,975)
Minority interest income (expense)	—	—	—	(958)	—	(958)
Other income (expense), net	—	422	(126)	104	(214)	186

Total other income (expense)	(71,894)	(44,550)	(129)	(1,066)	(86)	(117,725)

Income (loss) before income taxes and discontinued operations	(71,894)	(55,516)	46,505	177	(86)	(80,814)
Provision (benefit) for income taxes	(4,634)	(3,178)	—	78	—	(7,734)

Income (loss) from continuing operations	(67,260)	(52,338)	46,505	99	(86)	(73,080)
Loss from discontinued operations, net of tax	—	—	—	490	—	490
Equity in earnings (loss) of subsidiaries	—	46,028	—	—	(46,028)	—

Net income (loss)	(67,260)	(6,310)	46,505	(391)	(46,114)	(73,570)
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(69,506)	$(6,310)	$46,505	$(391)	$(46,114)	$(75,816)

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended May 31, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$238	$139,494	$1,816	$—	$141,548
Operating expenses:
Station operating expenses, excluding noncash compensation	—	171	86,987	1,745	—	88,903
Corporate expenses, excluding noncash compensation	—	5,763	—	—	—	5,763
Noncash compensation	—	1,391	5,672	—	—	7,063
Depreciation and amortization	—	1,510	9,330	426	—	11,266

Total operating expenses	—	8,835	101,989	2,171	—	112,995

Operating income (loss)	—	(8,597)	37,505	(355)	—	28,553

Other income (expense)
Interest expense	(6,536)	(16,007)	(38)	(439)	253	(22,767)
Loss from unconsolidated affiliates	—	(164)	—	—	—	(164)
Loss on debt extinguishment	—	—	—	—	—	—
Minority interest income (expense)	—	—	—	—	—	—
Other income (expense), net	—	68	(19)	(73)	—	(24)

Total other income (expense)	(6,536)	(16,103)	(57)	(512)	253	(22,955)

Income (loss) before income taxes and discontinued operations	(6,536)	(24,700)	37,448	(867)	253	5,598
Provision (benefit) for income taxes	(2,307)	(8,964)	14,230	—	—	2,959

Income (loss) from continuing operations	(4,229)	(15,736)	23,218	(867)	253	2,639
Loss from discontinued operations, net of tax	—	—	—	37	—	37
Equity in earnings (loss) of subsidiaries	—	22,567	—	—	(22,567)	—

Net income (loss)	(4,229)	6,831	23,218	(904)	(22,314)	2,602
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(6,475)	$6,831	$23,218	$(904)	$(22,314)	$356

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Three-month Period Ended May 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(67,260)	$(6,310)	$46,505	$(391)	$(46,114)	$(73,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	2,404	15,650	1,723	—	19,777
Accretion of interest on senior discount notes, including amortization of related debt costs	5,596	—	—	—	—	5,596
Provision for bad debts	—	—	1,017	—	—	1,017
Provision (benefit) for deferred income taxes	(4,634)	(3,178)	—	78	—	(7,734)
Noncash compensation	—	1,091	4,059	—	—	5,150
Loss on debt extinguishment	66,298	30,677	—	—	—	96,975
Equity in earnings of subsidiaries	—	(46,028)	—	—	46,028	—
Other	(24)	811	(48)	660	86	1,485
Changes in assets and liabilities -
Accounts receivable	—	—	(13,908)	(1,433)	—	(15,341)
Prepaid expenses and other current assets	—	(3,879)	(2,272)	728	—	(5,423)
Other assets	—	(456)	(6,608)	(4)	—	(7,068)
Accounts payable and accrued liabilities	10	(9,841)	(4,330)	(529)	—	(14,690)
Deferred liabilities	—	—	3,750	—	—	3,750
Payments of TV program rights payable and other	—	265	(5,896)	(1,325)	—	(6,956)

Net cash provided by (used in) operating activities	(14)	(34,444)	37,919	(493)	—	2,968

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,078)	(5,705)	(568)	—	(7,351)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	—	7,300	—	7,300
Deposits on acquisitions and other	—	(306)	—	—	—	(306)

Net cash provided by (used in) investing activities	—	(1,384)	(5,705)	6,732	—	(357)

FINANCING ACTIVITIES:
Payments on long-term debt	(227,698)	(1,052,397)	—	—	—	(1,280,095)
Proceeds from long-term debt	—	1,365,500	—	—	—	1,365,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,702)	—	—	—	(72,607)
Proceeds from exercise of stock options	1,526	—	—	—	—	1,526
Preferred stock dividends paid	(2,246)	—	—	—	—	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(741)	—	—	—	—	(741)
Intercompany, net	289,078	(255,159)	(28,402)	(5,517)	—	—
Debt related costs	—	(11,473)	—	—	—	(11,473)

Net cash provided by (used in) financing activities	14	33,769	(28,402)	(5,517)	—	(136)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,059)	3,812	722	—	2,475
CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$5,365	$12,844	$4,236	$—	$22,445

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Three-month Period Ended May 31, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(4,229)	$6,831	$23,218	$(904)	$(22,314)	$2,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	2,412	15,179	426	—	18,017
Accretion of interest on senior discount notes, including amortization of related debt costs	6,536	—	—	—	—	6,536
Provision for bad debts	—	—	920	—	—	920
Provision (benefit) for deferred income taxes	(2,307)	5,266	—	—	—	2,959
Noncash compensation	—	1,391	5,672	—	—	7,063
Loss on debt extinguishment	—	—	—	—	—	—
Equity in earnings of subsidiaries	—	(22,567)	—	—	22,567	—
Other	—	253	53	87	(253)	140
Changes in assets and liabilities -
Accounts receivable	—	—	(7,669)	157	—	(7,512)
Prepaid expenses and other current assets	—	(121)	(2,105)	194	—	(2,032)
Other assets	—	2,884	(6,045)	4	—	(3,157)
Accounts payable and accrued liabilities	—	(9,121)	(5,583)	463	—	(14,241)
Deferred liabilities	—	—	2,546	—	—	2,546
Payments of TV program rights payable and other	—	(165)	(10,717)	(1,547)	—	(12,429)

Net cash provided by (used in) operating activities	—	(12,937)	15,469	(1,120)	—	1,412

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(117)	(2,840)	—	—	(2,957)
Cash paid for acquisitions	—	—	(11,656)	—	—	(11,656)
Proceeds from sale of stations, net	—	—	—	—	—	—
Deposits on acquisitions and other	—	(3,000)	—	—	—	(3,000)

Net cash used in investing activities	—	(3,117)	(14,496)	—	—	(17,613)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(14,112)	—	—	—	(14,112)
Proceeds from long-term debt	—	26,000	—	—	—	26,000
Proceeds from exercise of stock options	531	—	—	—	—	531
Preferred stock dividends paid	(2,246)	—	—	—	—	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(644)	—	—	—	—	(644)
Intercompany, net	2,359	3,269	(1,985)	(3,643)	—	—
Payments for debt related costs	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	15,157	(1,985)	(3,643)	—	9,529

DECREASE IN CASH AND CASH EQUIVALENTS	—	(897)	(1,012)	(4,763)	—	(6,672)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,885	5,844	6,350	—	16,079

End of period	$—	$2,988	$4,832	$1,587	$—	$9,407

Note 8. Regulatory and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market, the implementation of the new rules was challenged in Federal court and the court issued an indefinite stay pending its decision. The stay has prevented the new rules from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring our options. However, this ruling makes it increasingly unlikely that Emmis will be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted.

     FCC regulations require most commercial television stations in the United States to be broadcasting in digital format. Fourteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. One station that is not broadcasting in digital format, KHON, recently ceased its digital broadcasts upon discovering a local zoning issue. Appropriate filings have been made with the FCC and local zoning authorities. We expect KHON to resume its digital broadcasts within the next few months. The other station that is not broadcasting in digital format, WBPG, is not subject to the usual digital conversion deadlines because it has not yet been assigned a second channel for digital broadcasting. We believe the FCC will assign WBPG a second digital channel and require the station to convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition period in December 2006. In addition, four of our nine satellite stations are not currently broadcasting in digital format. However, the construction deadlines for these stations have been deferred pending the outcome of the FCC’s second periodic review. We are currently waiting for an order in that proceeding. Although we believe that the delays are largely due to conditions beyond our control, no assurances can be given that future extension requests, if any, will be granted. Based upon the FCC’s treatment of various broadcasters whose extension requests have been denied, we believe that the FCC will first issue a formal admonishment to any broadcaster whose extension request is denied and then issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. Thereafter, the FCC could cause the broadcaster to forfeit the station’s digital broadcasting license. We have no reason to believe this will happen to any Emmis station.

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

     The following table summarizes the sources of our revenues for our quarters ended May 31, 2003 and 2004. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2003	% of Total	2004	% of Total
	(Dollars in thousands)
Net revenues:
Local	$86,766	61.3%	$97,961	60.8%
National	34,502	24.4%	36,355	22.6%
Political	1,215	0.9%	6,885	4.3%
Publication Sales	5,621	4.0%	4,807	3.0%
Non Traditional	4,671	3.3%	5,293	3.3%
Other	8,773	6.1%	9,731	6.0%

Total net revenues	$141,548		$161,032

     As previously mentioned, we derive more than 85% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our television and publishing entities. In the quarter ended May 31, 2004, local and regional sales, excluding political revenues, represented approximately 82%, 69% and 42% for our radio, television and publishing divisions, respectively. In the quarter ended May 31, 2003, local and regional sales, excluding political revenues, represented approximately 82%, 67% and 45% for our radio, television and publishing divisions, respectively.

     No customer represents more than 10% of our consolidated net revenues. Collectively, our top ten categories for radio and television represent approximately 60% and 74%, respectively, of the total advertising net revenues for radio and television. Automotive is the largest category for both radio and television, representing approximately 14% and 25% of their advertising net revenues in the quarter ended May 31, 2004.

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

Results of Operations for the Three-month Period Ended May 31, 2004 Compared to May 31, 2003

Net revenue pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina and sold a television production company. The following table reconciles actual results to pro forma results.

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(Dollars in thousands)
Reported net revenues
Radio	$63,784	$74,703	$10,919	17.1%
Television	60,298	68,434	8,136	13.5%
Publishing	17,466	17,895	429	2.5%

Total	141,548	161,032	19,484	13.8%
Plus: Net revenues from stations acquired
Radio	6,404	—
Television	—	—
Publishing	—	—

Total	6,404	—
Less: Net revenues from stations disposed
Radio	—	—
Television	(1,134)	—
Publishing	—	—

Total	(1,134)	—
Pro forma net revenues
Radio	70,188	74,703	4,515	6.4%
Television	59,164	68,434	9,270	15.7%
Publishing	17,466	17,895	429	2.5%

Total	$146,818	$161,032	$14,214	9.7%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements. Consistent with management’s review of the company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 4 to the accompanying consolidated financial statements, which were prepared in accordance with generally accepted accounting principles (“GAAP”).

Net revenues discussion:

     Radio net revenues increased principally as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2003), radio net revenues for the quarter ended May 31, 2004 would have increased $4.5 million, or 6.4%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate. For the quarter ended May 31, 2004, on a pro forma basis, net revenues of our domestic radio stations were up 5.0%, whereas net revenues of our domestic radio markets were up only 4.2%, based on reports for the periods prepared by Miller, Kaplan, Arase & Co., LLP. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage decreased slightly year over year.

     The increase in television net revenues for the three-month period ended May 31, 2004 is due to strong growth in local advertising revenues and a substantial increase in net political revenues as there are more political election campaigns in our fiscal 2005. Net political advertising revenues for the three-month periods ended May 31, 2003 and 2004 were approximately $1.0 million and $5.7 million, respectively. Our local revenue growth is due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements. Also, our commitment to training and developing local sales forces has enabled us to increase our share of local advertising revenues.

     Publishing net revenues increased 2.5% due to higher local and national advertising revenues. Our publishing division has experienced slow, steady growth as our magazines are generally mature properties with limited direct competition.

     On a consolidated basis, net revenues for the three–month period ended May 31, 2004 increased $19.5 million, or 13.8% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina and sold a television production company. The following table reconciles actual results to pro forma results.

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(Dollars in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$34,424	$41,691	$7,267	21.1%
Television	38,260	39,790	1,530	4.0%
Publishing	16,219	16,439	220	1.4%

Total	88,903	97,920	9,017	10.1%
Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	3,898	—
Television	—	—
Publishing	—	—

Total	3,898	—
Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—
Television	(897)	—
Publishing	—	—

Total	(897)	—
Pro forma station operating expenses, excluding noncash compensation
Radio	38,322	41,691	3,369	8.8%
Television	37,363	39,790	2,427	6.5%
Publishing	16,219	16,439	220	1.4%

Total	$91,904	$97,920	$6,016	6.5%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements. Consistent with management’s review of the company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 4 to the accompanying consolidated financial statements, which were prepared in accordance with GAAP.

Station operating expenses, excluding noncash compensation discussion:

     Radio station operating expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003. The increase also relates to higher sales-related costs, higher insurance and health-related costs, higher programming costs in our New York and Los Angeles markets and an incremental $0.7 million of cash compensation due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Television station operating expenses, excluding noncash compensation increased principally due to higher sales-related costs, higher programming costs and higher insurance and health-related costs. The increase also relates to the incremental $0.7 million of cash compensation due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Publishing station operating expenses, excluding noncash compensation increase is attributable to the incremental $0.2 million of cash compensation due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     On a consolidated basis, station operating expenses, excluding noncash compensation, for the three–month period ended May 31, 2004 increased $9.0 million, or 10.1%, due to the effect of the items described above.

Noncash compensation expenses:

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$2,401	$1,656	$(745)	(31.0)%
Television	2,401	1,742	(659)	(27.4)%
Publishing	870	661	(209)	(24.0)%
Corporate	1,391	1,091	(300)	(21.6)%

Total noncash compensation expense	$7,063	$5,150	$(1,913)	(27.1)%

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

     As a result of the modifications to our stock compensation program, noncash compensation expense decreased approximately $1.1 million from $4.5 million in the three month period ended May 31, 2003 to $3.4 million in the three month period ended May 31, 2004. The remaining decrease of $0.8 million is primarily attributable to a higher portion of bonuses and incentive awards being paid in cash at the election of the Company as opposed to being paid in the form of stock in the prior period.

Corporate expenses, excluding noncash compensation:

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$5,763	$8,420	$2,657	46.1%

     Approximately $1.5 million of the increase in corporate expenses, excluding noncash compensation consists of professional fees associated with our television digital spectrum initiative. The remaining increase is due to higher insurance and health care costs, and higher corporate governance costs associated with compliance with Sarbanes-Oxley regulations. We expect to incur approximately $1.8 million in professional fees associated with our television digital spectrum initiative in our quarter ended August 31, 2004.

Depreciation and amortization:

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,888	$3,036	$1,148	60.8%
Television	7,651	7,818	167	2.2%
Publishing	217	218	1	0.5%
Corporate	1,510	1,559	49	3.2%

Total depreciation and amortization	$11,266	$12,631	$1,365	12.1%

     Substantially all of the increase in radio depreciation and amortization expense is attributable to our Austin radio acquisition, which closed on July 1, 2003.

Operating income:

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$25,071	$28,320	$3,249	13.0%
Television	11,986	19,084	7,098	59.2%
Publishing	160	577	417	260.6%
Corporate	(8,664)	(11,070)	(2,406)	27.8%

Total operating income	$28,553	$36,911	$8,358	29.3%

     Radio operating income increased due to our Austin radio acquisition and higher net revenues at our existing stations, partially offset by higher expenses at our existing stations. As discussed above, the net revenue growth of our stations exceeded the revenue growth of the markets in which we operate. We expect our stations to continue to outperform the markets in which we operate as we seek to monetize sustained audience ratings momentum by leveraging the investments we have made to train and develop our sales people.

     Television operating income increased due to substantially higher net revenues, partially offset by higher operating expenses. In our current fiscal year there are many more political elections than the prior fiscal year. In addition, our television stations are collectively gaining market revenue share as they monetize higher station audience shares. Accordingly, we expect our television operating income to be substantially higher in fiscal 2005 as compared to fiscal 2004.

     Publishing operating income increased as a result of higher revenues accompanied by operating efficiencies by utilizing technological advances to minimize operating expense growth. As discussed above, our magazines are generally mature properties that experience slow, steady growth.

     On a consolidated basis, operating income increased due to the changes in radio, television and publishing operating income, partially offset by higher corporate expenses, as discussed above.

Interest expense:

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$22,767	$19,696	$(3,071)	(13.5)%

     Interest expense decreased as a result of lower interest rates paid on a portion of our senior credit facility debt and interest savings realized with our debt refinancing activity completed in the quarter. In the quarter ended May 31, 2003, we had interest rate swap agreements outstanding with an aggregate notional amount of $190.0 million that fixed LIBOR at a weighted–average 4.72%. We had no interest rate swap agreements outstanding in the quarter ended May 31, 2004 and one-month LIBOR as of May 31, 2004 was approximately 1.1%. On May 10, 2004, we completed several debt refinancing transactions that will significantly lower our interest expense. Based on current debt levels and current LIBOR rates, we expect our debt refinancing activity to lower our interest expense by approximately $25 million annually. See “Liquidity and Capital Resources” below for further discussion.

Income before income taxes and discontinued operations:

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes and discontinued operations	$5,598	$(80,814)	$(86,412)	(1543.6)%

     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.0 million in our quarter ended May 31, 2004, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt issuances redeemed. Higher operating income and lower interest expense in the quarter was more than offset by this loss on debt extinguishment.

Net income (loss):

	Three Months Ended May 31,
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$2,602	$(73,570)	$(76,172)	(2927.4)%

     The decrease in net income is attributable to the loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deductible for purposes of calculating the provision (benefit) for income taxes.

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

     At May 31, 2004, we had cash and cash equivalents of $22.4 million and net working capital of $80.5 million. At February 29, 2004, we had cash and cash equivalents of $20.0 million and net working capital of $53.1 million. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business, lower accrued interest since all accrued interest was paid on May 10, 2004 in connection with our debt refinancing activity, and lower accrued salaries and commissions, since year-end bonuses were paid prior to May 31, 2004.

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6 7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.4 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8 1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12½% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.2 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8 1/8% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and were financed with additional borrowings on our new credit facility. The transaction resulted in an additional loss on debt extinguishment of $0.3 million, which will be recorded in our quarter ended August 31, 2004.

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’s ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires Emmis to fix interest rates for a two year period on at least 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). After the first two years, this ratio of fixed to floating rate debt must be maintained if Emmis’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF NEW CREDIT FACILITY

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,562	989,562

Total	$350,000	$675,000	$1,025,000

     On July 8, 2004, Emmis filed an Exchange Offer Registration Statement with the SEC to exchange the $375.0 million aggregate principal amount of its 6 7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes maybe redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’s existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

     Operating Activities

     Net cash flows provided by operating activities were $3.0 million for the three–month period ended May 31, 2004 compared to $1.4 million for the same period of the prior year. Cash flows provided by operating activities for the three–month period ended May 31, 2004 was similar to the same period in the prior year despite our increase in net revenues less station operating expenses and corporate expenses, primarily due to higher receivables, accrued bonus payments and interest payments during the quarter. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

     Investing Activities

     Cash flows used in investing activities were $0.4 million for the three–month period ended May 31, 2004 compared to $17.6 million in the same period of the prior year. In the three–month period ended May 31, 2004 we sold two radio stations, but in the three–month period ended May 31, 2003, we purchased a television station. Investment activities include capital expenditures and business acquisitions and dispositions.

     As discussed in Note 3 to the accompanying condensed consolidated financial statements, on May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina.

     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the three month periods ended May 31, 2003 and 2004, we had capital expenditures of $3.0 million and $7.4 million, respectively. Although capital expenditures were higher in the quarter ended May 31, 2004 as compared to the same period of the prior year, we expect capital expenditures to be approximately $25 million in the current fiscal year, as compared to $30.2 million in the prior year. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and digital conversion upgrade costs. Although all but one of our stations as of May 2004 were broadcasting a digital signal, we will incur approximately $12 million of additional costs, after fiscal 2005, to upgrade the digital signals of three of our local stations and six of our satellite stations and to accommodate the channel changes required as analog licenses are retracted. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Financing Activities

     Cash flows used in financing activities were $0.1 million for the three–month period ended May 31, 2004. Cash flows provided by financing activities for were $9.5 million for the same period of the prior year. Cash flows provided by financing activities in the quarter ended May 31, 2003 were used to fund the acquisition of a television station, as discussed above in Investing Activities,

     For a discussion of our debt refinancing activity completed in the quarter ended May 31, 2004, see discussion above in “Liquidity and Capital Resources”.

     As of May 31, 2004, Emmis had $1,350.7 million of long-term corporate indebtedness outstanding under its credit facility ($969.6 million), senior subordinated notes ($380.0 million), senior discount notes ($1.1 million) and an additional $6.0 million of other indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2004, our weighted average borrowing rate under our credit facility was approximately 3.0% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 4.1%.

     The debt service requirements of Emmis over the next twelve month period (net of interest under our credit facility) are expected to be $38.2 million. This amount is comprised of $25.8 million for interest under our senior subordinated notes, $3.4 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8?% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and were financed with additional borrowings on our new credit facility.

     At July 2, 2004, we had $56.0 million available under our credit facility. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis will have the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

     Emmis has explored the possibility of separating its radio and television businesses into two publicly traded companies. Emmis would consider the separation in connection with a significant acquisition of either radio or television properties. However, a potential separation is not dependent upon the occurrence of such an event. Effectuating a separation is not currently a primary focus of management.

Intangibles

     At May 31, 2004, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncement

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company adopted FIN 46 in its quarter ended May 31, 2004, and the adoption of this pronouncement did not have a material impact on its consolidated results of operations or financial position.

Regulatory and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market, the implementation of the new rules was challenged in Federal court and the court issued an indefinite stay pending its decision. The stay has prevented the new rules from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring our options. However, this ruling makes it increasingly unlikely that Emmis will be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted.

     FCC regulations require most commercial television stations in the United States to be broadcasting in digital format. Fourteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. One station that is not broadcasting in digital format, KHON, recently ceased its digital broadcasts upon discovering a local zoning issue. Appropriate filings have been made with the FCC and local zoning authorities. We expect KHON to resume its digital broadcasts within the next few months. The other station that is not broadcasting in digital format, WBPG, is not subject to the usual digital conversion deadlines because it has not yet been assigned a second channel for digital broadcasting. We believe the FCC will assign WBPG a second digital channel and require the station to convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition period in December 2006. In addition, four of our nine satellite stations are not currently broadcasting in digital format. However, the construction deadlines for these stations have been deferred pending the outcome of the FCC’s second periodic review. We are currently waiting for an order in that proceeding. Although we believe that the delays are largely due to conditions beyond our control, no assurances can be given that future extension requests, if any, will be granted. Based upon the FCC’s treatment of various broadcasters whose extension requests have been denied, we believe that the FCC will first issue a formal admonishment to any broadcaster whose extension request is denied and then issue a monetary fine if the station has not commenced digital broadcasting within six months of the date of the FCC’s admonishment. Thereafter, the FCC could cause the broadcaster to forfeit the station’s digital broadcasting license. We have no reason to believe this will happen to any Emmis station.

Quantitative and Qualitative Disclosures About Market Risk

     Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company’s Annual Report on Form 10-K for the year ended February 29, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Discussion regarding these items is included in management’s discussion and analysis of financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this quarterly report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2004, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 12½% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

4.1	Supplemental Indenture dated April 26, 2004 to the 8 1/8 Subordinated Notes Indenture, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

4.2	Supplemental Indenture dated April 26, 2004 to the 12½% Senior Discount Notes Indenture, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

4.3	Indenture dated May 10, 2004 (the “6 7/8 Subordinated Notes Indenture”) among Emmis Operating Company and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.1	Revolving Credit and Term Loan Agreement dated May 10, 2004, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.2	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

15	Letter re: unaudited interim financial information.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation

     (b) Reports on Form 8-K

     On April 15, 2004, the Company furnished on Form 8-K its press release announcing its financial results for the three and twelve months ended February 28 (29), 2003 and 2004.

     On April 19, 2004, the Company filed on Form 8-K its press release announcing Emmis Operating Company’s proposed offering of senior subordinated notes in a Rule 144A Offering.

     On April 22, 2004, the Company furnished on Form 8-K certain information provided to potential investors in Emmis Operating Company’s proposed private offering of senior subordinated notes due 2012 under the captions “Risk Factors”, “Use of Proceeds” and “Description of New Credit Facility”.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS
CORPORATION

Date: July 12, 2004	By: /s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President (Authorized Corporate
Officer), Chief Financial Officer and Treasurer