Form 10-Q
period 2004-08-31
EMMIS COMMUNICATIONS CORP
filed 2004-10-12
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes [X]  No [  ]

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 1, 2004, was:

51,356,983	Shares of Class A Common Stock, $.01 Par Value
4,838,920	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of Emmis Communications Corporation and subsidiaries as of August 31, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
October 6, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2003	2004	2003	2004
NET REVENUES	$154,618	$166,782	$296,166	$327,814
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	94,803	101,908	183,706	199,828
Corporate expenses, excluding noncash compensation	5,861	7,616	11,624	16,036
Noncash compensation	5,408	4,125	12,471	9,275
Depreciation and amortization	11,511	11,261	22,777	23,892

Total operating expenses	117,583	124,910	230,578	249,031

OPERATING INCOME	37,035	41,872	65,588	78,783

OTHER INCOME (EXPENSE):
Interest expense	(21,159)	(15,086)	(43,926)	(34,782)
Loss on debt extinguishment	—	(273)	—	(97,248)
Gain on sale of assets	957	—	957	—
Other income (expense), net	(304)	(323)	(492)	(419)

Total other income (expense)	(20,506)	(15,682)	(43,461)	(132,449)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	16,529	26,190	22,127	(53,666)
PROVISION FOR INCOME TAXES	6,924	10,106	9,883	2,736
MINORITY INTEREST EXPENSE, NET OF TAX	544	788	544	1,382

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,061	15,296	11,700	(57,784)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX OF $0 IN 2003 AND 2004	693	—	656	(490)

NET INCOME (LOSS)	9,754	15,296	12,356	(58,274)
PREFERRED STOCK DIVIDENDS	2,246	2,246	4,492	4,492

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$7,508	$13,050	$7,864	$(62,766)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

     In the three–month periods ended August 31, 2003 and 2004, $4.3 million and $3.0 million respectively, of our noncash compensation was attributable to our stations, while $1.1 million and $1.1 million were attributable to corporate. In the six–month periods ended August 31, 2003 and 2004, $10.0 million and $7.1 million respectively, of our noncash compensation was attributable to our stations, while $2.5 million and $2.2 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2003	2004	2003	2004
Basic net income (loss) available to common shareholders:
Continuing operations	$0.13	$0.23	$0.13	$(1.11)
Discontinued operations, net of tax	0.01	—	0.01	(0.01)

Net income (loss) available to common shareholders	$0.14	$0.23	$0.14	$(1.12)

Basic weighted average common shares outstanding	54,260	56,060	54,449	55,959
Diluted net income (loss) available to common shareholders:
Continuing operations	$0.13	$0.23	$0.13	$(1.11)
Discontinued operations, net of tax	0.01	—	0.01	(0.01)

Net income (loss) available to common shareholders	$0.14	$0.23	$0.14	$(1.12)

Diluted weighted average common shares outstanding	54,546	56,230	54,823	55,959

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 29,	August 31,
	2004	2004
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,970	$38,589
Accounts receivable, net	105,225	116,004
Prepaid expenses	15,273	19,631
Program rights	13,373	8,812
Other	18,178	5,858

Total current assets	172,019	188,894
PROPERTY AND EQUIPMENT, NET	217,302	208,916
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,736,966	1,736,966
Goodwill	94,042	94,059
Other intangibles, net	27,849	24,634

Total intangible assets	1,858,857	1,855,659
OTHER ASSETS, NET	52,391	49,214

Total assets	$2,300,569	$2,302,683

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 29,	August 31,
	2004	2004
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,791	$28,273
Current maturities of long-term debt	6,539	10,816
Current portion of TV program rights payable	27,502	23,271
Accrued salaries and commissions	14,519	12,566
Accrued interest	11,697	10,147
Deferred revenue	14,393	14,803
Other	8,451	8,528

Total current liabilities	118,892	108,404
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,261,568	1,329,611
OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,909	5,760
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	26,266	19,300
OTHER NONCURRENT LIABILITIES	9,322	8,986
MINORITY INTEREST	47,672	48,216
DEFERRED INCOME TAXES	81,994	83,152

Total liabilities	1,551,623	1,603,429

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 29, 2004 and August 31, 2004	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 50,689,834 shares at February 29, 2004 and 51,275,371 shares at August 31, 2004	507	513
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,038,920 shares at February 29, 2004 and 4,838,920 shares at August 31, 2004	50	48
Additional paid-in capital	1,025,483	1,038,452
Accumulated deficit	(276,002)	(338,768)
Accumulated other comprehensive loss	(1,121)	(1,020)

Total shareholders’ equity	748,946	699,254

Total liabilities and shareholders’ equity	$2,300,569	$2,302,683

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,356	$(58,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	36,216	37,651
Accretion of interest on senior discount notes, including amortization of related debt costs	13,052	5,632
Provision for bad debts	1,708	2,038
Provision for deferred income taxes	9,883	2,736
Noncash compensation	12,471	9,275
Loss on debt extinguishment	—	97,248
Gain on sale of assets	(957)	—
Other	113	819
Changes in assets and liabilities -
Accounts receivable	(14,371)	(12,817)
Prepaid expenses and other current assets	4,369	4,535
Other assets	(6,713)	(18,172)
Accounts payable and accrued liabilities	(9,087)	(8,796)
Deferred revenue	199	410
Other liabilities	(19,876)	(14,866)

Net cash provided by operating activities	39,363	47,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,762)	(12,597)
Cash paid for acquisitions	(118,097)	—
Proceeds from sale of assets, net	3,650	7,300
Deposits and other	(1,399)	(1,262)

Net cash used in investing activities	(124,608)	(6,559)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(40,112)	(1,305,530)
Proceeds from long-term debt	128,000	1,371,500
Premiums paid to redeem outstanding debt obligations	—	(72,810)
Proceeds from exercise of stock options	703	1,753
Preferred stock dividends paid	(4,492)	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(644)	(740)
Debt related costs	(646)	(11,922)

Net cash provided by (used in) financing activities	82,809	(22,241)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,436)	18,619
CASH AND CASH EQUIVALENTS:
Beginning of period	16,079	19,970

End of period	$13,643	$38,589

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$30,114	$29,031
Income taxes	760	271
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	13,769	11,956
ACQUISITION OF WBPG-TV:
Fair value of assets acquired	$11,854
Cash paid	11,656

Liabilities recorded	$198

ACQUISITION OF AUSTIN RADIO:
Fair value of assets acquired	$154,830
Cash paid	106,441

Liabilities recorded	$48,389

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
AUGUST 31, 2004

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

       Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 29, 2004. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

     On May 10, 2004, Emmis Operating Company (EOC), a wholly-owned subsidiary of Emmis Communications Corporation, refinanced its senior subordinated notes (see Note 3). The new senior subordinated notes do not contain a separate reporting requirement for EOC so long as Emmis files consolidated financial statements.

     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2004 and the results of its operations for the three-month and six-month periods ended August 31, 2003 and 2004 and its cash flows for the six-month periods ended August 31, 2003 and 2004.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$7,508	$13,050	$7,864	$(62,766)
Plus: Reported stock-based employee compensation costs, net of tax	3,353	2,558	7,732	5,751
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	5,807	4,947	12,639	10,529

Pro Forma	$5,054	$10,661	$2,957	$(67,544)

Basic EPS:
As Reported	$0.14	$0.23	$0.14	$(1.12)
Pro Forma	$0.09	$0.19	$0.05	$(1.21)
Diluted EPS:
As Reported	$0.14	$0.23	$0.14	$(1.12)
Pro Forma	$0.09	$0.19	$0.05	$(1.21)

Advertising Costs

     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.1 million of these costs as of August 31, 2003 and 2004.

Basic and Diluted Net Income Per Common Share

     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2003 and 2004 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the six–month period ended August 31, 2004 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 3.9 million shares for the six–month period ended August 31, 2004. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three–month periods ended August 31, 2003 and 2004 and the six-month period ended August 31, 2003 as the effect of its conversion to common stock of 3.7 million shares would be antidilutive.

Recent Accounting Pronouncement

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises which are variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company adopted FIN 46 in its quarter ended May 31, 2004, and the adoption of this pronouncement did not have a material impact on its consolidated results of operations or financial position.

Note 2. Intangible Assets and Goodwill

     Indefinite-lived Intangibles

     Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 29, 2004 and August 31, 2004, the carrying amounts of the Company’s FCC licenses were $1,737.0 million.

     For FCC licenses valued using the residual method, the annual impairment test is based on a two-step approach, analogous to the two-step goodwill impairment test. Emmis performs this test by using an enterprise valuation approach to value FCC licenses, whereby an estimated market multiple is applied to the station operating income generated by each reporting unit. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Market multiples are determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation is then made to the tangible assets and unrecognized intangible assets, including network affiliation agreements and customer lists, with the residual amount representing the implied fair value of our indefinite lived intangible assets. To the extent the carrying amount of the indefinite-lived intangible exceeds this implied fair value, the difference is recorded in the statement of operations. The Company performed impairment tests at December 1, 2002 and 2003. The December 1, 2002 test resulted in no impairment charge, but the December 1, 2003 test resulted in a $12.4 million impairment charge related to two of our television stations. The required annual impairment tests may result in future periodic write-downs. On September 30, 2004, the EITF issued a new accounting pronouncement addressing the use of the residual method to value FCC licenses. See Note 9 for further discussion.

     Goodwill

     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test at December 1, 2002 and 2003, which resulted in no impairment charge. Consistent with the Company’s approach to determining the fair value of its FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units. As of February 29, 2004 and August 31, 2004, the carrying amount of the Company’s goodwill was $94.0 million and $94.1 million, respectively. As of February 29, 2004 approximately $35.6 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. As of August 31, 2004, approximately $35.7 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.

     Definite-lived intangibles

     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 29, 2004 and August, 2004:

		February 29, 2004			August 31, 2004
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.3	$23,308	$11,879	$11,429	$23,186	$12,726	$10,460
Subscription Lists	3.0	12,189	12,189	—	12,189	12,189	—
Favorable Office Leases	38.1	12,190	1,054	11,136	12,190	1,251	10,939
Customer Lists	2.3	10,574	8,607	1,967	10,574	10,326	248
Non-Compete Agreements	1.3	5,738	5,641	97	5,738	5,662	76
Other	12.6	5,549	2,329	3,220	5,591	2,680	2,911

TOTAL		$69,548	$41,699	$27,849	$69,468	$44,834	$24,634

     Total amortization expense from definite-lived intangibles for the three–month periods ended August 31, 2003 and 2004 was $1.5 million and $0.7 million, respectively. Total amortization expense from definite-lived intangibles for the six–month periods ended August 31, 2003 and 2004 was $3.1 million and $3.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of August 31, 2004:

FISCAL YEAR ENDED FEBRUARY 28 (29),

2005	$4,945
2006	2,928
2007	2,712
2008	2,616
2009	2,292

     As acquisitions and/or dispositions occur in the future, amortization expense will vary from the above table.

Note 3. Significant Events

Debt Refinancing Activity

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6 7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.4 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8 1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12½% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.2 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees. In connection with the transactions, Emmis incurred a loss of $97.0 million, consisting of (i) $72.0 million for the prepayment and redemption fees, (ii) $24.3 million for the write-off of deferred debt costs associated with the retired debt, and (iii) $0.7 million in expenses related to the repurchase of indebtedness existing at February 29, 2004. This charge is reflected in the accompanying condensed consolidated statements of operations as loss on debt extinguishment in the six-month period ended August 31, 2004. Approximately $59.3 million of this loss was not deducted for purposes of calculating the provision for income taxes.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8 1/8% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and the redemption was financed with additional borrowings on its new credit facility. The transaction resulted in an additional loss on debt extinguishment of $0.3 million, which Emmis recorded in its quarter ended August 31, 2004.

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’s ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires Emmis to fix interest rates for a two year period on at least 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). After the first two years, this ratio of fixed to floating rate debt must be maintained if Emmis’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility, assuming the total facility is outstanding, is as follows:

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

     Availability under the new senior credit facility depends upon our continued compliance with certain operating covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at August 31, 2004. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The new credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’s assets, including the stock of Emmis’s wholly-owned, domestic subsidiaries, are pledged to secure the new credit facility.

     On August 5, 2004, Emmis exchanged the $375.0 million aggregate principal amount of its 6 7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The indenture governing the notes contains covenants limiting Emmis’s ability, among other things, to (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) create restrictions on the ability of our subsidiaries to pay dividends or make payments to Emmis, (6) engage in certain transactions with affiliates, and (7) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’s existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

Sale of Radio Stations in Argentina

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004 and an incremental $0.5 million loss in the quarter ended May 31, 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso and resulting non-cash write-off of cumulative currency translation adjustments. Votionis had historically been included in the radio reporting segment. The following table summarizes the net revenues, station operating expenses, depreciation and amortization and pre-tax income (loss) for Votionis that had been included in historical results:

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2004	2003	2004
Net revenues	$1,091	$—	$1,904	$1,693
Station operating expenses	819	—	1,574	2,019
Depreciation and amortization	96	—	182	164
Pre-tax income (loss)	693	—	656	(490)

     Votionis had reported on a calendar year, so results for its calendar quarter ended March 31, 2004 were consolidated into Emmis’s fiscal quarter ended May 31, 2004. However, in our quarter ended May 31, 2004, we consolidated the results of Votionis from January 1, 2004 to May 12, 2004, as the results of operations of Votionis for the period April 1, 2004 through May 12, 2004 were immaterial. As of February 29, 2004, the net carrying amount of the assets held for sale (included in Other in the accompanying condensed consolidated balance sheets) was $7.4 million. Assets held for sale principally consisted of accounts receivable ($2.0 million), property and equipment ($1.1 million) and foreign broadcast licenses ($3.8 million).

Note 4. Pro Forma Financial Information

     Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2003 and 2004, assuming our acquisition (and related borrowings) of a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 had occurred on the first day of the pro forma periods presented below.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2004	2003	2004
	(Pro Forma)	(Historical)	(Pro Forma)	(Historical)
Net revenues	$157,068	$166,782	$305,026	$327,814

Net income (loss) from continuing operations	$9,222	$15,296	$12,033	$(57,784)

Net income (loss) available to common shareholders from continuing operations	$7,669	$13,050	$8,197	$(62,766)

Net income (loss) per share available to common shareholders from continuing operations:
Basic	$0.14	$0.23	$0.15	$(1.12)

Diluted	$0.14	$0.23	$0.15	$(1.12)

Weighted average shares outstanding:
Basic	54,260	56,060	54,449	55,959
Diluted	54,546	56,230	54,823	55,959

The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to the Austin acquisition in the three-month and six-month periods ended August 31, 2003. The six–month period ended August 31, 2004 includes a $97.3 million loss on debt extinguishment related to debt refinancing activity (see Note 3).

Note 5. Comprehensive Income (Loss)

     Comprehensive income (loss) was comprised of the following for the three-month and six-month periods ended August 31, 2003 and 2004:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2003	2004	2003	2004
Net income (loss)	$9,754	$15,296	$12,356	$(58,274)
Translation adjustment	1,250	(710)	1,623	101
Change in fair value of derivative instruments, net of associated tax benefit	776	—	1,875	—

Total comprehensive income (loss)	$11,780	$14,586	$15,854	$(58,173)

Note 6. Segment Information

     The Company’s operations are aligned into three business segments: Radio, Television, and Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary and nine radio stations located in Belgium (acquired in the third quarter of fiscal 2004). Total revenues of the radio station in Hungary for the three–month periods ended August 31, 2003 and 2004 were $3.5 million and $4.8 million, respectively, and were $5.3 million and $7.7 million for the six-month periods ended August 31, 2003 and 2004, respectively. The carrying value of long lived assets of this radio station as of August 31, 2003 and 2004 was $8.9 million and $8.1 million, respectively. Total revenues of our nine radio stations in Belgium for the three–month and six-month periods ended August 31, 2004 were immaterial and the carrying value of long lived assets of these radio stations as of August 31, 2004 was $4.1 million. We sold our controlling interest in two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in the three–month period ended August 31, 2003 and the six-month periods ended August 31, 2003 and 2004 and their assets and liabilities have been classified as held for sale as of February 29, 2004 (included in Other in the accompanying condensed consolidated balance sheets).

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 29, 2004 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended			Publishing
August 31, 2004	Radio	Television	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$86,436	$61,403	$18,943	$—	$166,782
Station operating expenses, excluding noncash compensation	47,062	38,053	16,793	—	101,908
Corporate expenses, excluding noncash compensation	—	—	—	7,616	7,616
Noncash compensation	1,294	1,258	484	1,089	4,125
Depreciation and amortization	2,009	7,474	209	1,569	11,261

Operating income (loss)	$36,071	$14,618	$1,457	$(10,274)	$41,872

Total assets	$1,115,484	$1,028,721	$82,175	$76,303	$2,302,683

Three Months Ended			Publishing
August 31, 2003	Radio	Television	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$80,068	$56,052	$18,498	$—	$154,618
Station operating expenses, excluding noncash compensation	42,692	35,769	16,342	—	94,803
Corporate expenes, excluding noncash compensation	—	—	—	5,861	5,861
Noncash compensation	1,949	1,733	609	1,117	5,408
Depreciation and amortization	2,318	7,468	221	1,504	11,511

Operating income (loss)	$33,109	$11,082	$1,326	$(8,482)	$37,035

Total assets	$1,061,210	$1,046,147	$78,890	$79,010	$2,265,257

Six Months Ended			Publishing
August 31, 2004	Radio	Television	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$161,139	$129,837	$36,838	$—	$327,814
Station operating expenses, excluding noncash compensation	88,753	77,843	33,232	—	199,828
Corporate expenses, excluding noncash compensation	—	—	—	16,036	16,036
Noncash compensation	2,950	3,000	1,145	2,180	9,275
Depreciation and amortization	5,045	15,292	427	3,128	23,892

Operating income (loss)	$64,391	$33,702	$2,034	$(21,344)	$78,783

Total assets	$1,115,484	$1,028,721	$82,175	$76,303	$2,302,683

Six Months Ended			Publishing
August 31, 2003	Radio	Television	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$143,852	$116,350	$35,964	$—	$296,166
Station operating expenses, excluding noncash compensation	77,116	74,029	32,561	—	183,706
Corporate expenes, excluding noncash compensation	—	—	—	11,624	11,624
Noncash compensation	4,350	4,134	1,479	2,508	12,471
Depreciation and amortization	4,206	15,119	438	3,014	22,777

Operating income (loss)	$58,180	$23,068	$1,486	$(17,146)	$65,588

Total assets	$1,061,210	$1,046,147	$78,890	$79,010	$2,265,257

Note 7. Financial Information for Subsidiary Guarantors
             and Subsidiary Non-Guarantors of Emmis

     The senior subordinated notes of Emmis are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 29, 2004, subsidiaries holding Emmis’s interest in its radio stations in Austin, Texas, Hungary, Argentina and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). As of August 31, 2004, subsidiaries holding Emmis’s interest in its radio stations in Austin, Texas, Hungary, and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only, Emmis Operating Company (EOC) Parent Company Only (issuer of the debt), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 29, 2004 and August 31, 2004 and for the three–month and six-month periods ended August 31, 2003 and 2004. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of August 31, 2004
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$24,161	$8,774	$5,654	$—	$38,589
Accounts receivable, net	—	—	106,993	9,011	—	116,004
Prepaid expenses	—	2,436	16,946	249	—	19,631
Program rights	—	—	8,812	—	—	8,812
Other	—	525	4,838	495	—	5,858

Total current assets	—	27,122	146,363	15,409	—	188,894
Property and equipment, net	—	32,086	169,395	7,435	—	208,916
Intangible assets, net	—	—	1,705,326	150,408	(75)	1,855,659
Investment in affiliates	878,368	2,049,789	—	—	(2,928,157)	—
Other assets, net	29	39,199	22,039	1,400	(13,453)	49,214

Total assets	$878,397	$2,148,196	$2,043,123	$174,652	$(2,941,685)	$2,302,683

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$7,615	$16,017	$9,078	$(4,437)	$28,273
Current maturities of other long-term debt	—	5,063	—	6,126	(373)	10,816
Current portion of TV program rights payable	—	—	23,271	—	—	23,271
Accrued salaries and commissions	—	1,010	11,217	339	—	12,566
Accrued interest	—	10,147	—	—	—	10,147
Deferred revenue	—	—	14,803	—	—	14,803
Other	1,123	4,188	2,867	350	—	8,528

Total current liabilities	1,123	28,023	68,175	15,893	(4,810)	108,404
Long-term debt, net of current maturities	1,173	1,328,438	—	—	—	1,329,611
Other long-term debt, net of current maturities	—	—	74	14,404	(8,718)	5,760
TV program rights payable, net of current portion	—	—	19,300	—	—	19,300
Other noncurrent liabilities	—	7,062	1,905	19	—	8,986
Minority Interest	—	—	—	48,216	—	48,216
Deferred income taxes	(31,742)	114,894	—	—	—	83,152

Total liabilities	(29,446)	1,478,417	89,454	78,532	(13,528)	1,603,429
SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	561	878,368	—	—	(878,368)	561
Additional paid-in capital	1,038,452	—	—	4,393	(4,393)	1,038,452
Subsidiary investment	—	—	1,444,887	122,660	(1,567,547)	—
Retained earnings/(accumulated deficit)	(131,199)	(207,569)	508,782	(27,754)	(481,028)	(338,768)
Accumulated other comprehensive loss	—	(1,020)	—	(3,179)	3,179	(1,020)

Total shareholders’ equity	907,843	669,779	1,953,669	96,120	(2,928,157)	699,254

Total liabilities and shareholders’ equity	$878,397	$2,148,196	$2,043,123	$174,652	$(2,941,685)	$2,302,683

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 29, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,424	$9,032	$3,514	$—	$19,970
Accounts receivable, net	—	—	98,391	6,834	—	105,225
Prepaid expenses	—	747	14,399	127	—	15,273
Program rights	—	—	13,373	—	—	13,373
Other	—	3,203	6,926	9,493	(1,444)	18,178

Total current assets	—	11,374	142,121	19,968	(1,444)	172,019
Property and equipment, net	—	34,551	176,326	6,425	—	217,302
Intangible assets, net	—	434	1,705,892	152,609	(78)	1,858,857
Investment in affiliates	1,157,534	2,038,929	—	—	(3,196,463)	—
Other assets, net	6,583	39,536	15,116	1,386	(10,230)	52,391

Total assets	$1,164,117	$2,124,824	$2,039,455	$180,388	$(3,208,215)	$2,300,569

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$10,676	$19,652	$7,257	$(1,794)	$35,791
Current maturities of long-term debt	—	1,688	—	5,210	(359)	6,539
Current portion of TV program rights payable	—	—	27,502	—	—	27,502
Accrued salaries and commissions	—	3,782	10,385	352	—	14,519
Accrued interest	—	11,697	—	—	—	11,697
Deferred revenue	—	—	14,393	—	—	14,393
Other	1,123	2,229	4,157	942	—	8,451

Total current liabilities	1,123	30,072	76,089	13,761	(2,153)	118,892
Long-term debt, net of current maturities	223,423	1,038,145	—	—	—	1,261,568
Other long-term debt, net of current maturities	—	41	130	15,337	(9,599)	5,909
TV program rights payable, net of current portion	—	—	26,266	—	—	26,266
Other noncurrent liabilities	—	7,663	1,648	11	—	9,322
Minority Interest	—	—	—	47,672	—	47,672
Deferred income taxes	(27,087)	109,081	—	—	—	81,994

Total liabilities	197,459	1,185,002	104,133	76,781	(11,752)	1,551,623
SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	557	1,027,221	—	—	(1,027,221)	557
Additional paid-in capital	1,025,483	130,313	—	4,393	(134,706)	1,025,483
Subsidiary investment	—	—	1,521,507	131,070	(1,652,577)	—
Retained earnings/(accumulated deficit)	(59,411)	(216,591)	413,815	(28,521)	(385,294)	(276,002)
Accumulated other comprehensive loss	—	(1,121)	—	(3,335)	3,335	(1,121)

Total shareholders’ equity	966,658	939,822	1,935,322	103,607	(3,196,463)	748,946

Total liabilities and shareholders’ equity	$1,164,117	$2,124,824	$2,039,455	$180,388	$(3,208,215)	$2,300,569

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three–month Period Ended August 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$239	$155,141	$11,402	$—	$166,782
Operating expenses:
Station operating expenses, excluding noncash compensation	—	151	94,602	7,155	—	101,908
Corporate expenses, excluding noncash compensation	—	7,616	—	—	—	7,616
Noncash compensation	—	1,089	3,036	—	—	4,125
Depreciation and amortization	—	1,569	8,999	693	—	11,261

Total operating expenses	—	10,425	106,637	7,848	—	124,910

Operating income (loss)	—	(10,186)	48,504	3,554	—	41,872

Other income (expense)
Interest expense	(36)	(14,909)	(1)	(261)	121	(15,086)
Loss on debt extinguishment	(21)	(252)	—	—	—	(273)
Other income (expense), net	—	(176)	(41)	(384)	278	(323)

Total other income (expense)	(57)	(15,337)	(42)	(645)	399	(15,682)

Income (loss) before income taxes, minority interest and discontinued operations	(57)	(25,523)	48,462	2,909	399	26,190
Provision (benefit) for income taxes	(21)	9,164	—	963	—	10,106
Minority interest expense, net of tax	—	—	—	788	—	788

Income (loss) from continuing operations	(36)	(34,687)	48,462	1,158	399	15,296
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	—	50,019	—	—	(50,019)	—

Net income (loss)	(36)	15,332	48,462	1,158	(49,620)	15,296
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(2,282)	$15,332	$48,462	$1,158	$(49,620)	$13,050

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended August 31, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$231	$146,478	$7,909	$—	$154,618
Operating expenses:
Station operating expenses, excluding noncash compensation	—	173	89,755	4,875	—	94,803
Corporate expenses, excluding noncash compensation	—	5,861	—	—	—	5,861
Noncash compensation	—	1,117	4,291	—	—	5,408
Depreciation and amortization	—	1,504	9,099	908	—	11,511

Total operating expenses	—	8,655	103,145	5,783	—	117,583

Operating income (loss)	—	(8,424)	43,333	2,126	—	37,035

Other income (expense)
Interest expense	(6,515)	(14,438)	(39)	(571)	404	(21,159)
Gain on sale of assets	—	—	957	—	—	957
Other income (expense), net	—	(1,148)	63	781	—	(304)

Total other income (expense)	(6,515)	(15,586)	981	210	404	(20,506)

Income (loss) before income taxes, minority interest and discontinued operations	(6,515)	(24,010)	44,314	2,336	404	16,529
Provision (benefit) for income taxes	(2,300)	(8,466)	16,839	851	—	6,924
Minority interest expense, net of tax	—	—	—	544	—	544

Income (loss) from continuing operations	(4,215)	(15,544)	27,475	941	404	9,061
Income (loss) from discontinued operations, net of tax	—	—	—	693	—	693
Equity in earnings (loss) of subsidiaries	—	29,513	—	—	(29,513)	—

Net income (loss)	(4,215)	13,969	27,475	1,634	(29,109)	9,754
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(6,461)	$13,969	$27,475	$1,634	$(29,109)	$7,508

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Six-month Period Ended August 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$507	$306,451	$20,856	$—	$327,814
Operating expenses:
Station operating expenses, excluding noncash compensation	—	315	185,870	13,643	—	199,828
Corporate expenses, excluding noncash compensation	—	16,036	—	—	—	16,036
Noncash compensation	—	2,180	7,095	—	—	9,275
Depreciation and amortization	—	3,128	18,348	2,416	—	23,892

Total operating expenses	—	21,659	211,313	16,059	—	249,031

Operating income (loss)	—	(21,152)	95,138	4,797	—	78,783

Other income (expense)
Interest expense	(5,632)	(28,922)	(4)	(473)	249	(34,782)
Loss on debt extinguishment	(66,319)	(30,929)	—	—	—	(97,248)
Other income (expense), net	—	(36)	(167)	(280)	64	(419)

Total other income (expense)	(71,951)	(59,887)	(171)	(753)	313	(132,449)

Income (loss) before income taxes, minority interest and discontinued operations	(71,951)	(81,039)	94,967	4,044	313	(53,666)
Provision (benefit) for income taxes	(4,655)	5,986	—	1,405	—	2,736
Minority interest expense, net of tax	—	—	—	1,382	—	1,382

Income (loss) from continuing operations	(67,296)	(87,025)	94,967	1,257	313	(57,784)
Income (loss) from discontinued operations, net of tax	—	—	—	(490)	—	(490)
Equity in earnings (loss) of subsidiaries	—	96,047	—	—	(96,047)	—

Net income (loss)	(67,296)	9,022	94,967	767	(95,734)	(58,274)
Preferred stock dividends	4,492	—	—	—	—	4,492

Net income (loss) available to common shareholders	$(71,788)	$9,022	$94,967	$767	$(95,734)	$(62,766)

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Six-month Period Ended August 31, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$469	$285,972	$9,725	$—	$296,166
Operating expenses:
Station operating expenses, excluding noncash compensation	—	344	176,742	6,620	—	183,706
Corporate expenses, excluding noncash compensation	—	11,624	—	—	—	11,624
Noncash compensation	—	2,508	9,963	—	—	12,471
Depreciation and amortization	—	3,014	18,429	1,334	—	22,777

Total operating expenses	—	17,490	205,134	7,954	—	230,578

Operating income (loss)	—	(17,021)	80,838	1,771	—	65,588

Other income (expense)
Interest expense	(13,052)	(30,445)	(77)	(1,009)	657	(43,926)
Gain on sale of assets	—	—	957	—	—	957
Other income (expense), net	—	(1,244)	20	732	—	(492)

Total other income (expense)	(13,052)	(31,689)	900	(277)	657	(43,461)

Income (loss) before income taxes, minority interest and discontinued operations	(13,052)	(48,710)	81,738	1,494	657	22,127
Provision (benefit) for income taxes	(4,607)	(17,421)	31,060	851	—	9,883
Minority interest expense, net of tax	—	—	—	544	—	544

Income (loss) from continuing operations	(8,445)	(31,289)	50,678	99	657	11,700
Income (loss) from discontinued operations, net of tax	—	—	—	656	—	656
Equity in earnings (loss) of subsidiaries	—	52,089	—	—	(52,089)	—

Net income (loss)	(8,445)	20,800	50,678	755	(51,432)	12,356
Preferred dividends	4,492	—	—	—	—	4,492

Net income (loss) available to common shareholders	$(12,937)	$20,800	$50,678	$755	$(51,432)	$7,864

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Six-month Period Ended August 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(67,296)	$9,022	$94,967	$767	$(95,734)	$(58,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	4,382	30,853	2,416	—	37,651
Accretion of interest on senior discount notes, including amortization of related debt costs	5,632	—	—	—	—	5,632
Provision for bad debts	—	—	2,038	—	—	2,038
Provision (benefit) for deferred income taxes	(4,655)	5,986	—	1,405	—	2,736
Noncash compensation	—	2,180	7,095	—	—	9,275
Loss on debt extinguishment	66,319	30,929	—	—	—	97,248
Equity in earnings of subsidiaries	—	(96,047)	—	—	96,047	—
Other	—	561	521	50	(313)	819
Changes in assets and liabilities -
Accounts receivable	—	—	(10,640)	(2,177)	—	(12,817)
Prepaid expenses and other current assets	—	989	2,658	888	—	4,535
Other assets	(44)	(5,323)	(12,791)	(14)	—	(18,172)
Accounts payable and accrued liabilities	—	(5,158)	(5,446)	1,808	—	(8,796)
Deferred liabilities	—	—	410	—	—	410
Payments of TV program rights payable and other	—	1,317	(15,848)	(335)	—	(14,866)

Net cash provided by (used in) operating activities	(44)	(51,162)	93,817	4,808	—	47,419

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(663)	(10,582)	(1,352)	—	(12,597)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	—	7,300	—	7,300
Deposits on acquisitions and other	—	(1,262)	—	—	—	(1,262)

Net cash provided by (used in) investing activities	—	(1,925)	(10,582)	5,948	—	(6,559)

FINANCING ACTIVITIES:
Payments on long-term debt	(227,698)	(1,077,832)	—	—	—	(1,305,530)
Proceeds from long-term debt	—	1,371,500	—	—	—	1,371,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,905)	—	—	—	(72,810)
Proceeds from exercise of stock options	1,753	—	—	—	—	1,753
Preferred stock dividends paid	(4,492)	—	—	—	—	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(740)	—	—	—	—	(740)
Intercompany, net	291,126	(199,017)	(83,493)	(8,616)	—	—
Debt related costs	—	(11,922)	—	—	—	(11,922)

Net cash provided by (used in) financing activities	44	69,824	(83,493)	(8,616)	—	(22,241)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	16,737	(258)	2,140	—	18,619
CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$24,161	$8,774	$5,654	$—	$38,589

\

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Six-month Period Ended August 31, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(8,445)	$20,800	$50,678	$755	$(51,432)	$12,356
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	4,846	30,036	1,334	—	36,216
Accretion of interest on senior discount notes, including amortization of related debt costs	13,052	—	—	—	—	13,052
Provision for bad debts	—	—	1,708	—	—	1,708
Provision (benefit) for deferred income taxes	(4,607)	(17,088)	31,060	518	—	9,883
Noncash compensation	—	2,508	9,963	—	—	12,471
Gain on sale of assets	—	—	(957)	—	—	(957)
Equity in earnings of subsidiaries	—	(52,089)	—	—	52,089	—
Other	—	—	—	770	(657)	113
Changes in assets and liabilities -
Accounts receivable	—	—	(13,568)	(803)	—	(14,371)
Prepaid expenses and other current assets	—	(241)	4,840	(230)	—	4,369
Other assets	—	11,412	(18,085)	(40)	—	(6,713)
Accounts payable and accrued liabilities	—	(1,668)	(4,607)	(2,812)	—	(9,087)
Deferred liabilities	—	—	245	(46)	—	199
Other liabilities	—	(1,044)	(16,931)	(1,901)	—	(19,876)

Net cash provided by (used in) operating activities	—	(32,564)	74,382	(2,455)	—	39,363

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(758)	(7,798)	(206)	—	(8,762)
Cash paid for acquisitions	—	—	(11,656)	(106,441)	—	(118,097)
Proceeds from sale of assets, net	—	—	3,650	—	—	3,650
Deposits on acquisitions and other	—	(1,399)	—	—	—	(1,399)

Net cash used in investing activities	—	(2,157)	(15,804)	(106,647)	—	(124,608)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(40,112)	—	—	—	(40,112)
Proceeds from long-term debt	—	128,000	—	—	—	128,000
Proceeds from exercise of stock options	703	—	—	—	—	703
Preferred stock dividends paid	(4,492)	—	—	—	—	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(644)	—	—	—	—	(644)
Intercompany, net	4,433	(54,985)	(56,780)	107,332	—	—
Payments for debt related costs	—	(646)	—	—	—	(646)

Net cash provided by (used in) financing activities	—	32,257	(56,780)	107,332	—	82,809

DECREASE IN CASH AND CASH EQUIVALENTS	—	(2,464)	1,798	(1,770)	—	(2,436)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,885	5,844	6,350	—	16,079

End of period	$—	$1,421	$7,642	$4,580	$—	$13,643

Note 8. Regulatory and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market, the implementation of the new rules was challenged in Federal court and the court issued an indefinite stay pending its decision. The stay has prevented the new rules from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring its options relating to the ownership and operation of these stations. However, this ruling makes it increasingly unlikely that Emmis will be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted.

     FCC regulations require commercial television stations in the United States to be broadcasting in digital format. Fifteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. The station that is not broadcasting in digital format is WBPG because the FCC has not assigned it a second channel for digital broadcasting. Under the channel repacking process, as contemplated in the FCC’s second periodic review released September 7, 2004, WBPG will participate in the channel election process and receive a digital allotment. The station will convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition, the period for such conclusion to be determined by Congress. Four of our nine satellite stations are not currently broadcasting in digital format. The FCC’s second periodic review has defined a “flash cut” process for satellite stations, eliminating the need to operate dual facilities during the digital broadcasting transition, and allowing satellite stations to convert the existing analog broadcasting facility to a digital broadcasting facility prior to the conclusion of the digital broadcasting transition, the period for such conclusion to be determined by Congress.

     During the Company’s second fiscal quarter, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree. The matter is currently pending before the Commission, but Emmis does not expect the challenge to result in any changes to the consent decree.

     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the Company.

Note 9. Subsequent Events

     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value.

Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company has retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license. Topic D-108 is effective for Emmis’ fiscal year ending February 28, 2006, although the Company may elect to adopt it this fiscal year. The Company expects the adoption of this pronouncement to result in a material non-cash charge against the Company’s reported results that will be reflected as a cumulative effect of an accounting change. Any loss recorded will have no impact on the Company’s compliance with its debt covenants.

     On October 4, 2004, Emmis signed a letter of intent with Bonneville International Corporation (“Bonneville”) to swap three of Emmis’ radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) in exchange for Bonneville’s WLUP-FM located in Chicago and $70 million in cash. Emmis intends to use the cash to repay amounts outstanding under its senior credit facility. The transaction is subject to various regulatory approvals and is expected to close in early 2005. Emmis expects to begin programming WLUP-FM, and expects Bonneville to begin programming KTAR-AM, KMVP-AM and KKLT-FM, under time brokerage agreements that will begin on December 1, 2004, assuming prior satisfaction of Hart, Scott, Rodino requirements. Upon closing of the transaction, Emmis expects to record a pre-tax gain on the exchange of approximately $50 million based on the carrying value of the assets as of August 31, 2004.

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

     The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2003 and 2004. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	% of Total	2004	% of Total	2003	% of Total	2004	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$92,507	59.8%	$98,172	58.9%	$179,273	60.5%	$196,133	59.8%
National	35,394	22.9%	35,879	21.5%	69,896	23.6%	72,234	22.0%
Political	492	0.3%	5,396	3.2%	1,707	0.6%	12,281	3.7%
Publication Sales	4,841	3.1%	4,699	2.8%	10,462	3.5%	9,506	2.9%
Non Traditional	12,067	7.8%	12,823	7.7%	16,738	5.7%	18,116	5.5%
Other	9,317	5.9%	9,814	5.9%	18,090	6.0%	19,545	6.0%

Total net revenues	$154,618		$166,783		$296,166		$327,815

     As previously mentioned, we derive more than 85% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our television and publishing entities. In the six-month period ended August 31, 2004, local and regional sales, excluding political revenues, represented approximately 82%, 72% and 42% for our radio, television and publishing divisions, respectively. In the six-month period ended August 31, 2003, local and regional sales, excluding political revenues, represented approximately 82%, 68% and 45% for our radio, television and publishing divisions, respectively.

     No customer represents more than 10% of our consolidated net revenues. Collectively, our top ten categories for radio and television represent approximately 60% and 74%, respectively, of the total advertising net revenues for radio and television. Automotive is the largest category for both radio and television, representing approximately 14% and 25% of their advertising net revenues in the six-month period ended August 31, 2004.

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

Allocations for Purchased Assets

     We typically engage an independent appraisal firm to value assets acquired in a material acquisition. We use the appraisal report to allocate the purchase price of the acquisition among different categories of assets. To the extent that purchased assets are not allocated appropriately, depreciation and amortization expense could be materially different.

Deferred Taxes and Effective Tax Rates

     We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. These estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.

     In the current fiscal year, we are performing a discrete income tax provision calculation each interim quarter instead of using the effective tax rate method, which is the method more commonly applied under APB No. 28. We are performing the discrete income tax provision calculation because we expect to record a provision for income taxes in the current fiscal year, despite an expectation for pre-tax losses in the current year, due to the $97.3 million loss on debt extinguishment in our first fiscal quarter, a portion of which we did not deduct for tax purposes. As part of the quarterly income tax provision calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

Insurance Claims and Loss Reserves

     The Company is self-insured for most healthcare claims, workers compensation claims, and general liability and automotive liability losses. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances.

Valuation of Stock Options

     The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company uses historical data for its stock price and option life to determine expected volatility and expected term.

Results of Operations for the Three-month and Six-month Periods Ended August 31, 2004 Compared to August 31, 2003

Net revenue pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina and sold a television production company. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$80,068	$86,436	$6,368	8.0%	$143,852	$161,139	$17,287	12.0%
Television	56,052	61,403	5,351	9.5%	116,350	129,837	13,487	11.6%
Publishing	18,498	18,943	445	2.4%	35,964	36,838	874	2.4%

Total	154,618	166,782	12,164	7.9%	296,166	327,814	31,648	10.7%
Plus: Net revenues from stations acquired:
Radio	2,456	—			8,860	—
Television	—	—			—	—
Publishing	—	—			—	—

Total	2,456	—			8,860	—
Less: Net revenues from stations disposed:
Radio	—	—			—	—
Television	(6)	—			(1,140)	—
Publishing	—	—			—	—

Total	(6)	—			(1,140)	—
Pro forma net revenues
Radio	82,524	86,436	3,912	4.7%	152,712	161,139	8,427	5.5%
Television	56,046	61,403	5,357	9.6%	115,210	129,837	14,627	12.7%
Publishing	18,498	18,943	445	2.4%	35,964	36,838	874	2.4%

Total	$157,068	$166,782	$9,714	6.2%	$303,886	$327,814	$23,928	7.9%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions through August 31, 2004, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 4 to the accompanying condensed consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Net revenues discussion:

     Radio net revenues increased partially as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2003), radio net revenues for the three-month period ended August 31, 2004 would have increased $3.9 million, or 4.7%, and radio net revenues would have increased $8.4 million, or 5.5% in the six-month period ended August 31, 2004. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate. For the three-month period ended August 31, 2004, on a pro forma basis, net revenues of our domestic radio stations were up 3.3%, whereas net revenues of our domestic radio markets were down 1.4%, and for the six-month period ended August 31, 2004, on a pro forma basis, net revenues of our domestic radio stations were up 4.1%, whereas net revenues of our domestic radio markets were up only 1.3%, based on reports for the periods prepared by Miller, Kaplan, Arase & Co., LLP. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage decreased slightly year over year in the three-month and six-month periods.

     The increase in television net revenues for the three-month and six-month periods ended August 31, 2004 is due to strong growth in local advertising revenues and a substantial increase in net political revenues as there are more political election campaigns in our fiscal 2005 than there were in our fiscal 2004. Net political advertising revenues for the three-month periods ended August 31, 2003 and 2004 were approximately $0.4 million and $4.3 million, respectively, and net political advertising revenues for the six-month periods ended August 31, 2003 and 2004 were approximately $1.4 million and $10.0 million, respectively. Our local revenue growth is due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements. Also, our commitment to training and developing local sales forces has enabled us to increase our share of local advertising revenues.

     Publishing net revenues increased modestly due to higher local and national advertising revenues. Our publishing division has experienced slow, steady growth as our magazines are generally mature properties with limited direct competition.

     On a consolidated basis, net revenues for the three – month and six-month periods ended August 31, 2004 increased $12.2 million, or 7.9% and $31.6 million, or 10.7%, respectively, due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina and sold a television production company. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$42,692	$47,062	$4,370	10.2%	$77,116	$88,753	$11,637	15.1%
Television	35,769	38,053	2,284	6.4%	74,029	77,843	3,814	5.2%
Publishing	16,342	16,793	451	2.8%	32,561	33,232	671	2.1%

Total	94,803	101,908	7,105	7.5%	183,706	199,828	16,122	8.8%
Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	1,284	—			5,182	—
Television	—	—			—	—
Publishing	—	—			—	—

Total	1,284	—			5,182	—
Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—			—	—
Television	(47)	—			(944)	—
Publishing	—	—			—	—

Total	(47)	—			(944)	—
Pro forma station operating expenses, excluding noncash compensation
Radio	43,976	47,062	3,086	7.0%	82,298	88,753	6,455	7.8%
Television	35,722	38,053	2,331	6.5%	73,085	77,843	4,758	6.5%
Publishing	16,342	16,793	451	2.8%	32,561	33,232	671	2.1%

Total	$96,040	$101,908	$5,868	6.1%	$187,944	$199,828	$11,884	6.3%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all announced or consummated acquisitions and dispositions through August 31, 2004, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 4 to the accompanying condensed consolidated financial statements, which were prepared in accordance with U.S. GAAP.

Station operating expenses, excluding noncash compensation discussion:

     Radio station operating expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003. The increase also relates to higher sales-related costs, higher insurance and health-related costs, higher programming costs in our New York and Los Angeles markets and an incremental $0.7 million and $1.4 million of cash compensation in the three-month and six-month periods ended August 31, 2004, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Television station operating expenses, excluding noncash compensation increased principally due to higher sales-related costs, higher programming costs and higher insurance and health-related costs. The increase also relates to the incremental $0.5 million and $1.1 million of cash compensation in the three-month and six-month periods ended August 31, 2004, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Publishing station operating expenses, excluding noncash compensation increase is partially attributable to the incremental $0.1 million and $0.3 million of cash compensation in the three-month and six-month periods ended August 31, 2004, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     On a consolidated basis, station operating expenses, excluding noncash compensation, for the three – month and six-month periods ended August 31, 2004 increased $7.1 million, or 7.5% and $16.1 million, or 8.8%, respectively, due to the effect of the items described above.

Noncash compensation expenses:

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$1,949	$1,294	$(655)	(33.6)%	$4,350	$2,950	$(1,400)	(32.2)%
Television	1,733	1,258	(475)	(27.4)%	4,134	3,000	(1,134)	(27.4)%
Publishing	609	484	(125)	(20.5)%	1,479	1,145	(334)	(22.6)%
Corporate	1,117	1,089	(28)	(2.5)%	2,508	2,180	(328)	(13.1)%

Total noncash compensation expense	$5,408	$4,125	$(1,283)	(23.7)%	$12,471	$9,275	$(3,196)	(25.6)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches in our 401(k) plan, and common stock issued to employees pursuant to our stock compensation program. Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change will result in an estimated $5.2 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. No formal decisions have been made regarding its status beyond December 2004.

     As a result of the modifications to our stock compensation program, noncash compensation expense decreased approximately $0.9 million from $3.8 million in the three-month period ended August 31, 2003 to $2.9 million in the three-month period ended August 31, 2004, and decreased approximately $2.1 million from $8.3 million in the six-month period ended August 31, 2003 to $6.2 million in the six-month period ended August 31, 2004. The remaining decrease of $0.4 million and $1.1 million in the three-month and six-month periods ended August 31, 2004, respectively, is primarily attributable to a higher portion of bonuses and incentive awards being paid in cash at the election of the Company as opposed to being paid in the form of stock in the prior periods.

Corporate expenses, excluding noncash compensation:

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$5,861	$7,616	$1,755	29.9%	$11,624	$16,036	$4,412	38.0%

     Approximately $1.5 million and $3.0 million of the increase in corporate expenses, excluding noncash compensation in the three-month and six-month periods ended August 31, 2004, respectively, consists of professional fees associated with our television digital spectrum initiative. The remaining increase is due to higher insurance and health care costs, and higher corporate governance costs associated with compliance with the Sarbanes-Oxley Act and related regulations. We expect to incur approximately $1.0 million in professional fees associated with our television digital spectrum initiative in our quarter ended November 30, 2004.

     Depreciation and amortization:

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,318	$2,009	$(309)	(13.3)%	$4,206	$5,045	$839	19.9%
Television	7,468	7,474	6	0.1%	15,119	15,292	173	1.1%
Publishing	221	209	(12)	(5.4)%	438	427	(11)	(2.5)%
Corporate	1,504	1,569	65	4.3%	3,014	3,128	114	3.8%

Total depreciation and amortization	$11,511	$11,261	$(250)	(2.2)%	$22,777	$23,892	$1,115	4.9%

     Substantially all of the increase in radio depreciation and amortization expense in the six-months ended August 31, 2004 is attributable to our Austin radio acquisition, which closed on July 1, 2003.

Operating income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$33,109	$36,071	$2,962	8.9%	$58,180	$64,391	$6,211	10.7%
Television	11,082	14,618	3,536	31.9%	23,068	33,702	10,634	46.1%
Publishing	1,326	1,457	131	9.9%	1,486	2,034	548	36.9%
Corporate	(8,482)	(10,274)	(1,792)	21.1%	(17,146)	(21,344)	(4,198)	24.5%

Total operating income	$37,035	$41,872	$4,837	13.1%	$65,588	$78,783	$13,195	20.1%

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

     Television operating income increased due to substantially higher net revenues, partially offset by higher operating expenses. In our current fiscal year there are many more political elections than the prior fiscal year. In addition, our television stations are collectively gaining market revenue share as they monetize higher station audience shares. Accordingly, we expect our television operating income to be substantially higher in fiscal 2005 as compared to fiscal 2004. We have five television stations in Florida, Alabama and Louisiana that were affected by the recent hurricanes. We estimate that the hurricanes will reduce our television fiscal third quarter revenues and operating income by approximately $0.9 million and $1.0 million, respectively.

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

Interest expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$21,159	$15,086	$(6,073)	(28.7)%	$43,926	$34,782	$(9,144)	(20.8)%

     Interest expense decreased as a result of lower interest rates paid on a portion of our senior credit facility debt and interest savings realized with our debt refinancing activity completed in the quarter. For the three-month and six-month periods ended August 31, 2003, we had interest rate swap agreements outstanding with an aggregate notional amount ranging from $90 million to $190 million that fixed LIBOR at a weighted – average 4.72%. We had no interest rate swap agreements outstanding in the three-month and six-month periods ended August 31, 2004 and one-month LIBOR as of August 31, 2004 was approximately 1.6%. On May 10, 2004, we completed several debt refinancing transactions that will significantly lower our interest expense. Based on current debt levels and current LIBOR rates, we expect our debt refinancing activity to lower our interest expense by approximately $24 million annually. See “Liquidity and Capital Resources” below for further discussion.

Income before income taxes and discontinued operations:

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes and discontinued operations	$16,529	$26,190	$9,661	58.4%	$22,127	$(53,666)	$(75,793)	(342.5)%

     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.0 million in our quarter ended May 31, 2004, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt issuances redeemed. Higher operating income and lower interest expense in the six-month period ended August 31, 2004 was more than offset by this loss on debt extinguishment.

Net income (loss):

	Three Months Ended August 31,				Six Months Ended August 31,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss):	$7,508	$13,050	$5,542	73.8%	$7,864	$(62,766)	$(70,630)	(898.1)%

     The net loss in the six-month period ended August 31, 2004 is attributable to the loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision for income taxes. We are currently in the process of evaluating our statutory tax rate due to changes in our income dispersion in the various tax jurisdictions in which we operate. As a result of this review, our statutory rate may increase from its existing rate of 38%. We expect to complete this review in our third quarter.

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

     At August 31, 2004, we had cash and cash equivalents of $38.6 million and net working capital of $80.5 million. At February 29, 2004, we had cash and cash equivalents of $20.0 million and net working capital of $53.1 million. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business and a higher cash balance, but the Company repaid $15 million of senior debt on September 10, 2004.

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6-7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.4 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8-1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12-1/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.2 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8-1/8% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and the redemption was financed with additional borrowings on its new credit facility. The transaction resulted in an additional loss on debt extinguishment of $0.3 million, which Emmis recorded in its quarter ended August 31, 2004.

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’s ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires Emmis to fix interest rates for a two year period on at least 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). After the first two years, this ratio of fixed to floating rate debt must be maintained if Emmis’s total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility, assuming the total facility is outstanding, is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF NEW CREDIT FACILITY

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,562	989,562

Total	$350,000	$675,000	$1,025,000

     On August 5, 2004, Emmis exchanged the $375.0 million aggregate principal amount of its 6-7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes maybe redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’s existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

Operating Activities

     Net cash flows provided by operating activities were $47.4 million for the six – month period ended August 31, 2004 compared to $39.8 million for the same period of the prior year. Cash flows provided by operating activities for the six – month period ended August 31, 2004 increased principally because of our higher operating income as compared to the prior year. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

Investing Activities

     Cash flows used in investing activities were $6.6 million for the six – month period ended August 31, 2004 compared to $124.6 million in the same period of the prior year. In the six – month period ended August 31, 2004 we sold two international radio stations, but in the six – month period ended August 31, 2003, we purchased a television station and a controlling interest in six radio stations in Austin. Investment activities include capital expenditures and business acquisitions and dispositions.

     As discussed in Note 3 to the accompanying condensed consolidated financial statements, on May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina.

     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities,

broadcast equipment purchases, tower upgrades and computer equipment replacements. In the six month periods ended August 31, 2003 and 2004, we had capital expenditures of $8.8 million and $12.6 million, respectively. Although capital expenditures were higher in the six-month period ended August 31, 2004 as compared to the same period of the prior year, we expect capital expenditures to be approximately $26 million in the current fiscal year, as compared to $30.2 million in the prior year. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and digital conversion upgrade costs. Although all but one of our stations as of September 2004 were broadcasting a digital signal, we expect to incur approximately $3 million of costs prior to July 2005, and $9 million after July 2005 to upgrade the digital transmission facilities of our local stations and satellite stations, and to accommodate the channel changes required by the FCC’s second periodic review. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

          Emmis expects to enter into an agreement with Ibiquity to employ high-definition (HD) radio technology at seventeen of our radio stations over the next three years. Under the agreement, the Company would incur approximately $0.3 million to implement HD radio at two of our stations in fiscal 2005 and an indeterminable amount beyond fiscal 2005 to convert the remaining fifteen stations.

     Financing Activities

          Cash flows used in financing activities were $22.2 million for the six–month period ended August 31, 2004 and related to our debt refinancing activity completed in the quarter ended May 31, 2004. See discussion above in “Liquidity and Capital Resources”. Cash flows provided by financing activities were $82.8 million for the six-month period ended August 31, 2003 and were used to fund the acquisition of a television station and controlling interest in six radio stations in Austin, as discussed above in Investing Activities,

          As of August 31, 2004, Emmis had $1,329.6 million of long-term corporate indebtedness outstanding under its credit facility ($953.4 million), senior subordinated notes ($375.0 million), senior discount notes ($1.2 million) and an additional $5.8 million of other long-term indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2004, our weighted average borrowing rate under our credit facility was approximately 3.4% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 4.4%.

          Under the terms of Emmis Operating Company’s senior bank credit facility, Emmis Communications Corporation’s total consolidated debt-to EBITDA leverage (including the senior discount notes) was 6.7x as of August 31, 2004.

          The debt service requirements of Emmis over the next twelve month period (net of interest under our credit facility) are expected to be $40.4 million. This amount is comprised of $25.8 million for interest under our senior subordinated notes, $5.6 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

          On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8?% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and were financed with additional borrowings on our new credit facility.

          At October 1, 2004, we had $91.5 million available under our credit facility. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis will have the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership on January 1, 2008 (or January 1, 2009 if our partners elect to extend the exercise period) based on an 18-multiple of trailing 12-month cash flow.

          On October 4, 2004, Emmis signed a letter of intent with Bonneville International Corporation (“Bonneville”) to swap three of Emmis’ radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) in exchange for Bonneville’s WLUP-FM located in Chicago and $70 million in cash. Emmis intends to use the cash to repay amounts outstanding under its senior credit facility. The transaction is subject to various regulatory approvals and is expected to close in early 2005. Emmis expects to begin programming WLUP-FM, and expects Bonneville to begin programming KTAR-AM, KMVP-AM and KKLT-FM, under time brokerage agreements that will begin on December 1, 2004, assuming prior satisfaction of Hart, Scott, Rodino requirements. Upon closing of the transaction, Emmis expects to record a pre-tax gain on the exchange of approximately $50 million based on the carrying value of the assets as of August 31, 2004.

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

Intangibles

     At August 31, 2004, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

New Accounting Pronouncements

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises which are variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and has no interests in structures that are commonly referred to as special-purpose entities. The Company adopted FIN 46 in its quarter ended May 31, 2004, and the adoption of this pronouncement did not have a material impact on its consolidated results of operations or financial position.

     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value. Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company has retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license. Topic D-108 is effective for Emmis’ fiscal year ending February 28, 2006, although the Company may elect to adopt it this fiscal year. The Company expects the adoption of this pronouncement to result in a material non-cash charge against the Company’s reported results that will be reflected as a cumulative effect of an accounting change. Any loss recorded will have no impact on the Company’s compliance with its debt covenants.

Regulatory and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. While the FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market, the implementation of the new rules was challenged in Federal court and the court issued an indefinite stay pending its decision. The stay has prevented the new rules from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring its options relating to the ownership and operation of these stations. However, this ruling makes it increasingly unlikely that Emmis will be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted.

     FCC regulations require commercial television stations in the United States to be broadcasting in digital format. Fifteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. The station that is not broadcasting in digital format is WBPG because the FCC has not assigned it a second channel for digital broadcasting. Under the channel repacking process, as contemplated in the FCC’s second periodic review released September 7, 2004, WBPG will participate in the channel election process and receive a digital allotment. The station will convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition, the period for such conclusion to be determined by Congress. Four of our nine satellite stations are not currently broadcasting in digital format. The FCC’s second periodic review has defined a “flash cut” process for satellite stations, eliminating the need to operate dual facilities during the digital broadcasting transition, and allowing satellite stations to convert the existing analog broadcasting facility to a digital broadcasting facility prior to the conclusion of the digital broadcasting transition, the period for such conclusion to be determined by Congress.

     During the Company’s second fiscal quarter, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree. The matter is currently pending before the Commission, but Emmis does not expect the challenge to result in any changes to the consent decree.

     The company entered into a four-year employment agreement with Jeffrey H. Smulyan effective as of March 1, 2004. Pursuant to the agreement, Mr. Smulyan continues to serve as Chairman of the Board and Chief Executive Officer. The agreement provides for an annual salary, certain bonus targets as established each year by the Compensation Committee of the Board of Directors, and a yearly grant of stock options. The agreement is subject to termination by Mr. Smulyan for good reason (as defined in the agreement) or by the company for cause (as defined in the agreement) or without cause, in which case Mr. Smulyan is entitled to certain termination benefits. Mr. Smulyan is also entitled to certain termination benefits upon disability or death, and certain severance benefits in the event of a change in control.

Quantitative and Qualitative Disclosures About Market Risk

     As of February 29, 2004, approximately 58% of Emmis’s total outstanding debt bore interest at variable rates. As a result of the debt refinancing completed in May 2004, approximately 72% of the Company’s debt as of August 31, 2004 bears interest at variable rates. Based on amounts outstanding at August 31, 2004, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $9.6 million.

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

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2004, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the shareholders of ECC held on June 30, 2004, the following matters received the following votes:

	Votes	Votes	Abstentions &
Matter Description	For	Against	Broker Non-Votes
1.Election of Directors
Jeffrey H. Smulyan	80,035,108	—	17,246,561
Walter Z. Berger	78,889,641	—	18,392,028
Greg A. Nathanson	79,918,704	—	17,362,965
2. Ratification of auditors	96,509,171	770,278	2,220
3. Approval of 2004 Equity Incentive Plan	76,897,507	16,685,913	838,769

Item 6. Exhibits

     The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 121/2% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

10.1	Employment agreement and change in control severance agreement, dated as of March 1, 2004, by and between Emmis Operating Company and Jeffrey H. Smulyan.

10.2	Letter of Intent dated October 4, 2004 by and between Emmis Radio, LLC, Emmis Radio License, LLC, Bonneville Holding Company and Bonneville International Corporation, incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 7, 2004.

15	Letter re: unaudited interim financial information.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS
CORPORATION

Date: October 11, 2004	By: /s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President (Authorized Corporate
Officer), Chief Financial Officer and Treasurer