Form 10-Q
period 2004-11-30
EMMIS COMMUNICATIONS CORP
filed 2005-01-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes ☑ No ☐

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 3, 2005, was:

51,497,614	Shares of Class A Common Stock, $.01 Par Value
4,838,920	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Emmis Communications Corporation and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of Emmis Communications Corporation and subsidiaries as of November 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
January 5, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2004	2003	2004
NET REVENUES	$152,068	$169,049	$433,757	$480,610
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	90,067	97,358	265,401	285,983
Corporate expenses, excluding noncash compensation	6,066	7,318	17,690	23,354
Noncash compensation	5,421	4,468	17,477	13,430
Depreciation and amortization	11,485	11,430	33,884	34,931

Total operating expenses	113,039	120,574	334,452	357,698

OPERATING INCOME	39,029	48,475	99,305	122,912

OTHER INCOME (EXPENSE):
Interest expense	(20,910)	(15,628)	(64,836)	(50,410)
Loss on debt extinguishment	—	—	—	(97,248)
Gain (loss) on sale of assets	19	(570)	976	(570)
Other income (expense), net	(68)	675	(560)	256

Total other income (expense)	(20,959)	(15,523)	(64,420)	(147,972)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	18,070	32,952	34,885	(25,060)

PROVISION FOR INCOME TAXES	7,279	14,268	15,143	15,222

MINORITY INTEREST EXPENSE, NET OF TAX	783	565	1,327	1,947

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,008	18,119	18,415	(42,229)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	1,308	1,686	5,257	3,760

NET INCOME (LOSS)	11,316	19,805	23,672	(38,469)

PREFERRED STOCK DIVIDENDS	2,246	2,246	6,738	6,738

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$9,070	$17,559	$16,934	$(45,207)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

     In the three–month periods ended November 30, 2003 and 2004, $4.2 million and $3.2 million respectively, of our noncash compensation was attributable to our stations, while $1.2 million and $1.3 million were attributable to corporate. In the nine–month periods ended November 30, 2003 and 2004, $13.8 million and $9.9 million respectively, of our noncash compensation was attributable to our stations, while $3.7 million and $3.5 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2004	2003	2004
Basic net income (loss) available to common shareholders:
Continuing operations	$0.14	$0.28	$0.21	$(0.88)
Discontinued operations, net of tax	0.03	0.03	0.10	0.07

Net income (loss) available to common shareholders	$0.17	$0.31	$0.31	$(0.81)

Basic weighted average common shares outstanding	54,895	56,214	54,470	56,042

Diluted net income (loss) available to common shareholders:
Continuing operations	$0.14	$0.28	$0.21	$(0.88)
Discontinued operations, net of tax	0.02	0.03	0.10	0.07

Net income (loss) available to common shareholders	$0.16	$0.31	$0.31	$(0.81)

Diluted weighted average common shares outstanding	55,252	56,307	54,780	56,042

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 29,	November 30,
	2004	2004
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,970	$21,764
Accounts receivable, net	105,225	120,480
Prepaid expenses	14,650	16,412
Program rights	13,373	20,417
Other	10,145	5,766
Assets held for sale	149,636	146,346

Total current assets	312,999	331,185

PROPERTY AND EQUIPMENT, NET	211,986	197,367
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,601,480	1,601,480
Goodwill	94,042	94,059
Other intangibles, net	27,849	24,070

Total intangible assets	1,723,371	1,719,609
OTHER ASSETS, NET	52,213	47,029

Total assets	$2,300,569	$2,295,190

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 29,	November 30,
	2004	2004
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,514	$31,470
Current maturities of long-term debt	6,539	12,913
Current portion of TV program rights payable	27,502	35,222
Accrued salaries and commissions	14,337	10,537
Accrued interest	11,697	3,439
Deferred revenue	14,342	13,129
Other	7,589	8,435
Credit facility debt required to be repaid with assets held for sale	35,000	35,000
Liabilities associated with assets held for sale	1,385	1,154

Total current liabilities	153,905	151,299

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,226,568	1,240,459

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,909	4,125

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	26,266	22,538

OTHER NONCURRENT LIABILITIES	9,309	8,797

MINORITY INTEREST	47,672	47,970

DEFERRED INCOME TAXES	81,994	100,850

Total liabilities	1,551,623	1,576,038

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 29, 2004 and November 30, 2004	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 50,689,834 shares at February 29, 2004 and 51,444,957 shares at November 30, 2004	507	514
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,038,920 shares at February 29, 2004 and 4,838,920 shares at November 30, 2004	50	48
Additional paid-in capital	1,025,483	1,040,627
Accumulated deficit	(276,002)	(321,209)
Accumulated other comprehensive loss	(1,121)	(857)

Total shareholders’ equity	748,946	719,152

Total liabilities and shareholders’ equity	$2,300,569	$2,295,190

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,672	$(38,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	54,398	56,904
Accretion of interest on senior discount notes, including amortization of related debt costs	19,690	5,669
Provision for bad debts	2,611	2,724
Provision for deferred income taxes	15,143	15,222
Noncash compensation	17,477	13,430
Discontinued operations	(5,257)	(3,760)
Net cash provided by operating activities - discontinued operations	9,011	3,866
Loss on debt extinguishment	—	97,248
(Gain) loss on sale of assets	(976)	570
Other	3,109	(2,318)
Changes in assets and liabilities -
Accounts receivable	(19,450)	(17,979)
Prepaid expenses and other current assets	(2,933)	(4,427)
Other assets	2,022	(2,632)
Accounts payable and accrued liabilities	(13,861)	(13,877)
Deferred revenue	(1,800)	(1,213)
Other liabilities, including program right payments	(29,486)	(21,419)

Net cash provided by operating activities	73,370	89,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,718)	(16,799)
Disposals of property and equipment	640	—
Cash paid for acquisitions	(118,134)	—
Proceeds from sale of assets, net	3,650	7,300
Deposits and other	(1,735)	(1,471)

Net cash used in investing activities	(133,297)	(10,970)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(70,112)	(1,363,030)
Proceeds from long-term debt	128,000	1,376,500
Premiums paid to redeem outstanding debt obligations	—	(72,810)
Proceeds from exercise of stock options	6,612	2,095
Preferred stock dividends paid	(6,738)	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(644)	(740)
Debt related costs	(646)	(12,052)

Net cash provided by (used in) financing activities	56,472	(76,775)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,455)	1,794

CASH AND CASH EQUIVALENTS:
Beginning of period	16,079	19,970

End of period	$12,624	$21,764

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$49,555	$50,716
Income taxes	924	271

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	20,005	13,789

ACQUISITION OF WBPG-TV:
Fair value of assets acquired	$11,854
Cash paid	11,656

Liabilities recorded	$198

ACQUISITION OF AUSTIN RADIO:
Fair value of assets acquired	$154,867
Cash paid	106,478

Liabilities recorded	$48,389

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
NOVEMBER 30, 2004

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

     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2004 and the results of its operations for the three-month and nine-month periods ended November 30, 2003 and 2004 and its cash flows for the nine-month periods ended November 30, 2003 and 2004.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$9,070	$17,559	$16,934	$(45,207)
Plus: Reported stock-based employee compensation costs, net of tax	3,361	2,636	10,836	7,924
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	5,750	5,010	18,002	15,046

Pro Forma	$6,681	$15,185	$9,768	$(52,329)

Basic EPS:
As Reported	$0.17	$0.31	$0.31	$(0.81)
Pro Forma	$0.12	$0.27	$0.18	$(0.93)

Diluted EPS:
As Reported	$0.16	$0.31	$0.31	$(0.81)
Pro Forma	$0.12	$0.27	$0.18	$(0.93)

Advertising Costs

     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.0 million and $0.9 million of these costs as of November 30, 2003 and 2004, respectively.

Basic and Diluted Net Income Per Common Share

     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2003 and 2004 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the nine–month period ended November 30, 2004 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the shares presented and used in the calculation of diluted net income per share, resulting from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options, amounted to approximately 3.9 million shares for the nine–month period ended November 30, 2004. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three–month periods ended November 30, 2003 and 2004 and the nine-month period ended November 30, 2003 as the effect of its conversion to common stock of 3.7 million shares would be antidilutive.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective as of September 1, 2005 for Emmis. The Company expects the adoption of this accounting pronouncement to have a material impact on its financial results. The historical effect of this accounting pronouncement on our three and nine month periods ended November 30, 2003 and 2004 is presented above.

     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value. Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company had retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license, resulting in a write-off of the goodwill. Topic D-108 is effective for Emmis’ fiscal year ending February 28, 2006, although the Company has elected to adopt it as of December 1, 2004. Based on preliminary appraisals from an independent third party, the Company expects the adoption of this pronouncement to result in a non-cash charge of approximately $300 million, net of tax, in its fourth quarter as a cumulative effect of an accounting change. This expected loss will have no impact on the Company’s compliance with its debt covenants or cash flows.

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

Note 2. Intangible Assets and Goodwill

     Indefinite-lived Intangibles

     Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 29, 2004 and November 30, 2004, the carrying amounts of the Company’s FCC licenses were $1,601.5 million.

     For FCC licenses originally valued using the residual method, the annual impairment test has been based on a two-step approach, analogous to the two-step goodwill impairment test. Emmis has performed this test by using an enterprise valuation approach to value FCC licenses, whereby an estimated market multiple has been applied to the station operating income generated by each reporting unit. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation was then made to the tangible assets and unrecognized intangible assets, including network affiliation agreements and customer lists, with the residual amount representing the implied fair value of our indefinite lived intangible assets. To the extent the carrying amount of the indefinite-lived intangible exceeded this implied fair value, the difference was recorded in the statement of operations. The Company performed impairment tests at December 1, 2002 and 2003. The December 1, 2002 test resulted in no impairment charge, but the December 1, 2003 test resulted in a $12.4 million impairment charge related to two of our television stations. The required annual impairment tests may result in future periodic write-downs. On September 30, 2004, the EITF issued a new accounting pronouncement addressing the use of the residual method to value FCC licenses. See Note 1 for further discussion.

     Goodwill

     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test at December 1, 2002 and 2003, which resulted in no impairment charge. Consistent with the Company’s approach to determining the fair value of its FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units. As of February 29, 2004 and November 30, 2004, the carrying amount of the Company’s goodwill was $94.0 million and $94.1 million, respectively. As of February 29, 2004 approximately $35.6 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. As of November 30, 2004, approximately $35.7 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.

     Definite-lived intangibles

     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 29, 2004 and November 30, 2004:

		February 29, 2004			November 30, 2004
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.3	$23,308	$11,879	$11,429	$23,594	$13,164	$10,430
Subscription Lists	3.0	12,189	12,189	—	12,189	12,189	—
Favorable Office Leases	38.1	12,190	1,054	11,136	12,190	1,350	10,840
Customer Lists	2.3	10,574	8,607	1,967	10,574	10,574	—
Non-Compete Agreements	1.3	5,738	5,641	97	5,738	5,672	66
Other	12.6	5,549	2,329	3,220	5,594	2,860	2,734

TOTAL		$69,548	$41,699	$27,849	$69,879	$45,809	$24,070

     Total amortization expense from definite-lived intangibles for the three–month periods ended November 30, 2003 and 2004 was $2.0 million and $1.0 million, respectively. Total amortization expense from definite-lived intangibles for the nine–month periods ended November 30, 2003 and 2004 was $5.1 million and $4.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on our books as of November 30, 2004:

FISCAL YEAR ENDED FEBRUARY 28 (29),
2005	$5,010
2006	2,947
2007	2,748
2008	2,650
2009	2,294

     As acquisitions and/or dispositions occur in the future, amortization expense will vary from the above table.

Note 3. Significant Events

Debt Refinancing Activity

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6 7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.4 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8 1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12 1/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.2 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees. In connection with the transactions, Emmis incurred a loss of $97.0 million, consisting of (i) $72.0 million for the prepayment and redemption fees, (ii) $24.3 million for the write-off of deferred debt costs associated with the retired debt, and (iii) $0.7 million in expenses related to the repurchase of indebtedness existing at February 29, 2004. This charge is reflected in the accompanying condensed consolidated statements of operations as loss on debt extinguishment in the nine-month period ended November 30, 2004. Approximately $59.3 million of this loss was not deducted for purposes of calculating the provision for income taxes.

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

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility, assuming the total facility is outstanding, is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF NEW CREDIT FACILITY

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,562	989,562

Total	$350,000	$675,000	$1,025,000

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow may be required to be used to repay amounts outstanding under the new credit facility. Whether these mandatory repayment provisions apply depends on Emmis’ total leverage ratio, as defined under the new credit facility.

     Availability under the new senior credit facility depends upon our continued compliance with certain operating covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at November 30, 2004. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The new credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the new credit facility.

     On August 5, 2004, Emmis exchanged the $375.0 million aggregate principal amount of its 6 7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The indenture governing the notes contains covenants limiting Emmis’ ability, among other things, to (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) create restrictions on the ability of our subsidiaries to pay dividends or make payments to Emmis, (6) engage in certain transactions with affiliates, and (7) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’ existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

Sale of Radio Stations in Argentina

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004 and an incremental $0.5 million loss in the quarter ended May 31, 2004. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso and resulting non-cash write-off of cumulative currency translation adjustments. Votionis had historically been included in the radio reporting segment. The following table summarizes the net revenues, station operating expenses, depreciation and amortization and pre-tax income (loss) for Votionis for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2004	2003	2004
Net revenues	$1,282	$—	$3,187	$1,693
Station operating expenses, excluding noncash compensation	907	—	2,481	2,019
Depreciation and amortization	92	—	274	164
Pre-tax income (loss)	(164)	—	405	(490)

     Votionis had reported on a calendar year, so results for its calendar quarter ended March 31, 2004 were consolidated into Emmis’ fiscal quarter ended May 31, 2004. However, in our quarter ended May 31, 2004, we consolidated the results of Votionis from January 1, 2004 to May 12, 2004, as the results of operations of Votionis for the period April 1, 2004 through May 12, 2004 were immaterial. As of February 29, 2004, the net carrying amount of the assets held for sale was $7.4 million. Assets held for sale principally consisted of accounts receivable ($2.0 million), property and equipment ($1.1 million) and foreign broadcast licenses ($3.8 million).

Phoenix-Chicago Radio Station Exchange

     On October 4, 2004, Emmis signed a letter of intent with Bonneville International Corporation (“Bonneville”) to swap three of Emmis’ radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) in exchange for Bonneville’s WLUP-FM located in Chicago and $70 million in cash. Emmis intends to use the cash to repay amounts outstanding under its senior credit facility, $35 million of which is required to be repaid. The transaction is expected to close in early 2005. Emmis has long-sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under time brokerage agreements on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix have been classified as held for sale as of February 29, 2004 and November 30, 2004 and their results of operations for the three-month and nine-month periods ended November 30, 2003 and 2004 have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. The following table summarizes the net revenues, station operating expenses, depreciation and amortization and pre-tax income (loss) for the three Phoenix stations for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2004	2003	2004
Net revenues	$6,695	$7,338	$21,171	$23,591
Station operating expenses, excluding noncash compensation	3,711	4,155	12,083	15,358
Noncash compensation	164	132	579	445
Depreciation and amortization	192	201	570	592
Pre-tax income (loss)	2,514	2,857	7,825	7,203
Provision for income taxes	954	1,171	2,973	2,953

     As of February 29, 2004 and November 30, 2004, the net carrying amount of the assets held for sale was $141.6 million and $146.3 million, respectively. Assets held for sale as of February 29, 2004 principally consisted of prepaid expenses ($0.6 million), property and equipment ($5.3 million) and FCC licenses ($135.5 million). Assets held for sale as of November 30, 2004 principally consisted of prepaid expenses ($0.9 million), property and equipment ($5.0 million), FCC licenses ($135.5 million) and other long-term assets ($4.9 million). Upon closing of the transaction, Emmis expects to record a pre-tax gain on the exchange of approximately $50 million, net of transaction costs. The Phoenix radio stations have historically been included in the radio segment.

Note 4. Pro Forma Financial Information

     Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2003 and 2004, assuming our acquisition (and related borrowings) of a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 had occurred on the first day of the pro forma periods presented below.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2004	2003	2004
	(Historical)	(Historical)	(Pro Forma)	(Historical)
Net revenues	$152,068	$169,049	$442,617	$480,610

Net income (loss) from continuing operations	$10,008	$18,119	$18,748	$(42,229)

Net income (loss) available to common shareholders from continuing operations	$7,762	$15,873	$12,010	$(48,967)

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$0.14	$0.28	$0.22	$(0.88)

Diluted	$0.14	$0.28	$0.22	$(0.88)

Weighted average shares outstanding:

Basic	54,895	56,214	54,470	56,042
Diluted	55,252	56,307	54,780	56,042

The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to the Austin acquisition in the nine-month period ended November 30, 2003. The nine–month period ended November 30, 2004 includes a $97.2 million loss on debt extinguishment related to debt refinancing activity (see Note 3).

Note 5. Comprehensive Income (Loss)

     Comprehensive income (loss) consisted of the following for the three-month and nine-month periods ended November 30, 2003 and 2004:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2004	2003	2004
Net income (loss)	$11,316	$19,805	$23,672	$(38,469)
Translation adjustment	880	163	2,503	264
Change in fair value of derivative instruments, net of associated tax benefit	212	—	2,087	—

Total comprehensive income (loss)	$12,408	$19,968	$28,262	$(38,205)

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

     The Company’s segments operate primarily in the United States with one radio station located in

Hungary and nine radio stations located in Belgium (acquired in the third quarter of fiscal 2004). Total revenues of the radio station in Hungary for the three–month periods ended November 30, 2003 and 2004 were $2.4 million and $4.0 million, respectively, and were $7.7 million and $11.7 million for the nine-month periods ended November 30, 2003 and 2004, respectively. The carrying value of long lived assets of this radio station as of November 30, 2003 and 2004 was $9.0 million and $8.1 million, respectively. Total revenues of our nine radio stations in Belgium for the three–month and nine-month periods ended November 30, 2003 and 2004 were immaterial and the carrying value of long lived assets of these radio stations as of November 30, 2003 and 2004 was immaterial and $4.2 million, respectively. We sold our controlling interest in two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in the three–month period ended November 30, 2003 and the nine-month periods ended November 30, 2003 and 2004 and their assets and liabilities have been classified as held for sale as of February 29, 2004.

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 29, 2004 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended			Publishing
November 30, 2004	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$69,822	$78,411	$20,816	$—	$169,049
Station operating expenses, excluding noncash compensation	38,655	41,748	16,955	—	97,358
Corporate expenses, excluding noncash compensation		—	—	7,318	7,318
Noncash compensation	1,245	1,381	534	1,308	4,468
Depreciation and amortization	2,112	7,461	216	1,641	11,430

Operating income (loss)	$27,810	$27,821	$3,111	$(10,267)	$48,475

Total assets	$1,114,674	$1,042,172	$83,816	$54,528	$2,295,190

Three Months Ended			Publishing
November 30, 2003	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$67,551	$63,182	$21,335	$—	$152,068
Station operating expenses, excluding noncash compensation	36,157	37,656	16,254	—	90,067
Corporate expenses, excluding noncash compensation	—	—	—	6,066	6,066
Noncash compensation	1,496	1,985	706	1,234	5,421
Depreciation and amortization	2,307	7,469	202	1,507	11,485

Operating income (loss)	$27,591	$16,072	$4,173	$(8,807)	$39,029

Total assets	$1,057,322	$1,063,606	$82,578	$74,890	$2,278,396

Nine Months Ended			Publishing
November 30, 2004	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$214,708	$208,248	$57,654	$—	$480,610
Station operating expenses, excluding noncash compensation	116,205	119,591	50,187	—	285,983
Corporate expenses, excluding noncash compensation	—	—	—	23,354	23,354
Noncash compensation	3,882	4,381	1,679	3,488	13,430
Depreciation and amortization	6,766	22,753	643	4,769	34,931

Operating income (loss)	$87,855	$61,523	$5,145	$(31,611)	$122,912

Total assets	$1,114,674	$1,042,172	$83,816	$54,528	$2,295,190

Nine Months Ended			Publishing
November 30, 2003	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$196,926	$179,532	$57,299	$—	$433,757
Station operating expenses, excluding noncash compensation	104,901	111,685	48,815	—	265,401
Corporate expenses, excluding noncash compensation	—	—	—	17,690	17,690
Noncash compensation	5,431	6,119	2,185	3,742	17,477
Depreciation and amortization	6,135	22,588	640	4,521	33,884

Operating income (loss)	$80,459	$39,140	$5,659	$(25,953)	$99,305

Total assets	$1,057,322	$1,063,606	$82,578	$74,890	$2,278,396

Note 7. Financial Information for Subsidiary Guarantors
and Subsidiary Non-Guarantors of Emmis

     The senior subordinated notes of Emmis are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 29, 2004, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, Argentina and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). As of November 30, 2004, the Subsidiary Non-Guarantors were the same with the exception of Emmis’ interest in two radio stations in Argentina, which were sold in May 2004. The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only, Emmis Operating Company (EOC) Parent Company Only (issuer of the debt), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 29, 2004 and November 30, 2004 and for the three–month and nine-month periods ended November 30, 2003 and 2004. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of November 30, 2004
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,914	$8,157	$8,693	$—	$21,764
Accounts receivable, net	—	—	111,519	8,961	—	120,480
Prepaid expenses	—	1,524	14,656	232	—	16,412
Program rights	—	—	20,417	—	—	20,417
Other	—	1,047	4,257	462	—	5,766
Assets held for sale	—	—	146,346	—	—	146,346

Total current assets	—	7,485	305,352	18,348	—	331,185

Property and equipment, net	—	30,998	158,881	7,488	—	197,367
Intangible assets, net	—	—	1,569,612	150,073	(76)	1,719,609
Investment in affiliates	878,678	2,046,015	—	—	(2,924,693)	—
Other assets, net	29	40,914	21,236	1,395	(16,545)	47,029

Total assets	$878,707	$2,125,412	$2,055,081	$177,304	$(2,941,314)	$2,295,190

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$6,502	$18,779	$12,157	$(5,968)	$31,470
Current maturities of other long-term debt	—	6,750	—	6,536	(373)	12,913
Current portion of TV program rights payable	—	—	35,222	—	—	35,222
Accrued salaries and commissions	—	1,361	8,815	361	—	10,537
Accrued interest	—	3,439	—	—	—	3,439
Deferred revenue	—	—	13,129	—	—	13,129
Other	1,123	4,043	2,910	359	—	8,435
Credit facility debt required to be repaid with assets held for sale	—	35,000	—	—	—	35,000
Liabilities associated with assets held for sale	—	—	1,154	—	—	1,154

Total current liabilities	1,123	57,095	80,009	19,413	(6,341)	151,299

Long-term debt, net of current maturities	1,209	1,239,250	—	—	—	1,240,459
Other long-term debt, net of current maturities	—	—	64	14,341	(10,280)	4,125
TV program rights payable, net of current portion	—	—	22,538	—	—	22,538
Other noncurrent liabilities	—	6,762	2,012	23	—	8,797
Minority Interest	—	—	—	47,970	—	47,970
Deferred income taxes	(31,742)	132,592	—	—	—	100,850

Total liabilities	(29,410)	1,435,699	104,623	81,747	(16,621)	1,576,038

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	562	878,678	—	—	(878,678)	562
Additional paid-in capital	1,040,627	—	—	4,393	(4,393)	1,040,627
Subsidiary investment	—	—	1,384,078	122,374	(1,506,452)	—
Retained earnings/(accumulated deficit)	(133,101)	(188,108)	566,380	(27,802)	(538,578)	(321,209)
Accumulated other comprehensive loss	—	(857)	—	(3,408)	3,408	(857)

Total shareholders’ equity	908,117	689,713	1,950,458	95,557	(2,924,693)	719,152

Total liabilities and shareholders’ equity	$878,707	$2,125,412	$2,055,081	$177,304	$(2,941,314)	$2,295,190

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 29, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,424	$9,032	$3,514	$—	$19,970
Accounts receivable, net	—	—	98,391	6,834	—	105,225
Prepaid expenses	—	747	13,776	127	—	14,650
Program rights	—	—	13,373	—	—	13,373
Other	—	3,203	6,881	1,505	(1,444)	10,145
Assets held for sale	—	—	141,648	7,988	—	149,636

Total current assets	—	11,374	283,101	19,968	(1,444)	312,999

Property and equipment, net	—	34,551	171,010	6,425	—	211,986
Intangible assets, net	—	434	1,570,406	152,609	(78)	1,723,371
Investment in affiliates	1,157,534	2,038,929	—	—	(3,196,463)	—
Other assets, net	6,583	39,536	14,938	1,386	(10,230)	52,213

Total assets	$1,164,117	$2,124,824	$2,039,455	$180,388	$(3,208,215)	$2,300,569

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$10,676	$19,375	$7,257	$(1,794)	$35,514
Current maturities of long-term debt	—	1,688	—	5,210	(359)	6,539
Current portion of TV program rights payable	—	—	27,502	—	—	27,502
Accrued salaries and commissions	—	3,782	10,203	352	—	14,337
Accrued interest	—	11,697	—	—	—	11,697
Deferred revenue	—	—	14,342	—	—	14,342
Other	1,123	2,229	3,933	304	—	7,589
Credit facility debt required to be repaid with assets held for sale	—	35,000	—	—	—	35,000
Liabilities associated with assets held for sale	—	—	747	638	—	1,385

Total current liabilities	1,123	65,072	76,102	13,761	(2,153)	153,905

Long-term debt, net of current maturities	223,423	1,003,145	—	—	—	1,226,568
Other long-term debt, net of current maturities	—	41	130	15,337	(9,599)	5,909
TV program rights payable, net of current portion	—	—	26,266	—	—	26,266
Other noncurrent liabilities	—	7,663	1,635	11	—	9,309
Minority Interest	—	—	—	47,672	—	47,672
Deferred income taxes	(27,087)	109,081	—	—	—	81,994

Total liabilities	197,459	1,185,002	104,133	76,781	(11,752)	1,551,623

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	557	1,027,221	—	—	(1,027,221)	557
Additional paid-in capital	1,025,483	130,313	—	4,393	(134,706)	1,025,483
Subsidiary investment	—	—	1,521,507	131,070	(1,652,577)	—
Retained earnings/(accumulated deficit)	(59,411)	(216,591)	413,815	(28,521)	(385,294)	(276,002)
Accumulated other comprehensive loss	—	(1,121)	—	(3,335)	3,335	(1,121)

Total shareholders’ equity	966,658	939,822	1,935,322	103,607	(3,196,463)	748,946

Total liabilities and shareholders’ equity	$1,164,117	$2,124,824	$2,039,455	$180,388	$(3,208,215)	$2,300,569

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three–month Period Ended November 30, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$267	$158,009	$10,773	$—	$169,049
Operating expenses:
Station operating expenses, excluding noncash compensation	—	148	89,228	7,982	—	97,358
Corporate expenses, excluding noncash compensation	—	7,318	—	—	—	7,318
Noncash compensation	—	1,308	3,160	—	—	4,468
Depreciation and amortization	—	1,641	8,881	908	—	11,430

Total operating expenses	—	10,415	101,269	8,890	—	120,574

Operating income (loss)	—	(10,148)	56,740	1,883	—	48,475

Other income (expense)
Interest expense	(37)	(15,504)	(1)	(381)	295	(15,628)
Loss on debt extinguishment	—	—	—	—	—	—
Other income (expense), net	—	(469)	955	11	(392)	105

Total other income (expense)	(37)	(15,973)	954	(370)	(97)	(15,523)

Income (loss) before income taxes, minority interest and discontinued operations	(37)	(26,121)	57,694	1,513	(97)	32,952
Provision (benefit) for income taxes	(381)	13,653	—	996	—	14,268
Minority interest expense, net of tax	—	—	—	565	—	565

Income (loss) from continuing operations	344	(39,774)	57,694	(48)	(97)	18,119
Income from discontinued operations, net of tax	—	—	1,686	—	—	1,686
Equity in earnings (loss) of subsidiaries	—	59,235	—	—	(59,235)	—

Net income (loss)	344	19,461	59,380	(48)	(59,332)	19,805
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(1,902)	$19,461	$59,380	$(48)	$(59,332)	$17,559

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended November 30, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$230	$142,786	$9,052	$—	$152,068
Operating expenses:
Station operating expenses, excluding noncash compensation	—	144	84,125	5,798	—	90,067
Corporate expenses, excluding noncash compensation	—	6,066	—	—	—	6,066
Noncash compensation	—	1,234	4,187	—	—	5,421
Depreciation and amortization	—	1,507	8,828	1,150	—	11,485

Total operating expenses	—	8,951	97,140	6,948	—	113,039

Operating income (loss)	—	(8,721)	45,646	2,104	—	39,029

Other income (expense)
Interest expense	(6,638)	(14,140)	(40)	(62)	(30)	(20,910)
Gain on sale of assets	—	—	19	—	—	19
Other income (expense), net	—	(4)	10	766	(840)	(68)

Total other income (expense)	(6,638)	(14,144)	(11)	704	(870)	(20,959)

Income (loss) before income taxes, minority interest and discontinued operations	(6,638)	(22,865)	45,635	2,808	(870)	18,070
Provision (benefit) for income taxes	(2,343)	(8,969)	17,343	1,248	—	7,279
Minority interest expense, net of tax	—	—	—	783	—	783

Income (loss) from continuing operations	(4,295)	(13,896)	28,292	777	(870)	10,008
Income (loss) from discontinued operations, net of tax	—	—	1,560	(252)	—	1,308
Equity in earnings (loss) of subsidiaries	—	29,507	—	—	(29,507)	—

Net income (loss)	(4,295)	15,611	29,852	525	(30,377)	11,316
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(6,541)	$15,611	$29,852	$525	$(30,377)	$9,070

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Nine-month Period Ended November 30, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$774	$448,207	$31,629	$—	$480,610
Operating expenses:
Station operating expenses, excluding noncash compensation	—	463	263,895	21,625	—	285,983
Corporate expenses, excluding noncash compensation	—	23,354	—	—	—	23,354
Noncash compensation	—	3,488	9,942	—	—	13,430
Depreciation and amortization	—	4,769	26,838	3,324	—	34,931

Total operating expenses	—	32,074	300,675	24,949	—	357,698

Operating income (loss)	—	(31,300)	147,532	6,680	—	122,912

Other income (expense)
Interest expense	(5,669)	(44,426)	(5)	(854)	544	(50,410)
Loss on debt extinguishment	(66,319)	(30,929)	—	—	—	(97,248)
Other income (expense), net	—	(505)	788	(269)	(328)	(314)

Total other income (expense)	(71,988)	(75,860)	783	(1,123)	216	(147,972)

Income (loss) before income taxes, minority interest and discontinued operations	(71,988)	(107,160)	148,315	5,557	216	(25,060)
Provision (benefit) for income taxes	(5,036)	17,857	—	2,401	—	15,222
Minority interest expense, net of tax	—	—	—	1,947	—	1,947

Income (loss) from continuing operations	(66,952)	(125,017)	148,315	1,209	216	(42,229)
Income (loss) from discontinued operations, net of tax	—	—	4,250	(490)	—	3,760
Equity in earnings (loss) of subsidiaries	—	153,500	—	—	(153,500)	—

Net income (loss)	(66,952)	28,483	152,565	719	(153,284)	(38,469)
Preferred stock dividends	6,738	—	—	—	—	6,738

Net income (loss) available to common shareholders	$(73,690)	$28,483	$152,565	$719	$(153,284)	$(45,207)

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Nine-month Period Ended November 30, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$699	$414,282	$18,776	$—	$433,757
Operating expenses:
Station operating expenses, excluding noncash compensation	—	488	252,495	12,418	—	265,401
Corporate expenses, excluding noncash compensation	—	17,690	—	—	—	17,690
Noncash compensation	—	3,742	13,735	—	—	17,477
Depreciation and amortization	—	4,521	26,879	2,484	—	33,884

Total operating expenses	—	26,441	293,109	14,902	—	334,452

Operating income (loss)	—	(25,742)	121,173	3,874	—	99,305

Other income (expense)
Interest expense	(19,690)	(44,584)	(117)	(1,072)	627	(64,836)
Gain on sale of assets	—	—	976	—	—	976
Other income (expense), net	—	(1,248)	30	1,498	(840)	(560)

Total other income (expense)	(19,690)	(45,832)	889	426	(213)	(64,420)

Income (loss) before income taxes, minority interest and discontinued operations	(19,690)	(71,574)	122,062	4,300	(213)	34,885
Provision (benefit) for income taxes	(6,950)	(26,390)	46,384	2,099	—	15,143
Minority interest expense, net of tax	—	—	—	1,327	—	1,327

Income (loss) from continuing operations	(12,740)	(45,184)	75,678	874	(213)	18,415
Income from discontinued operations, net of tax	—	—	4,852	405	—	5,257
Equity in earnings (loss) of subsidiaries	—	81,596	—	—	(81,596)	—

Net income (loss)	(12,740)	36,412	80,530	1,279	(81,809)	23,672
Preferred dividends	6,738	—	—	—	—	6,738

Net income (loss) available to common shareholders	$(19,478)	$36,412	$80,530	$1,279	$(81,809)	$16,934

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine-month Period Ended November 30, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(66,952)	$28,483	$152,565	$719	$(153,284)	$(38,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	6,413	47,167	3,324	—	56,904
Accretion of interest on senior discount notes, including amortization of related debt costs	5,669	—	—	—	—	5,669
Provision for bad debts	—	—	2,724	—	—	2,724
Provision (benefit) for deferred income taxes	(5,036)	17,857	—	2,401	—	15,222
Noncash compensation	—	3,488	9,942	—	—	13,430
Discontinued operations	—	—	(3,760)	—	—	(3,760)
Net cash provided by operating activities - discontinued operations	—	—	3,866	—	—	3,866
Loss on debt extinguishment	66,319	30,929	—	—	—	97,248
Equity in earnings of subsidiaries	—	(153,500)	—	—	153,500	—
Loss on sale of assets	—	—	570	—	—	570
Other	—	(2,041)	(111)	50	(216)	(2,318)
Changes in assets and liabilities -
Accounts receivable	—	—	(15,852)	(2,127)	—	(17,979)
Prepaid expenses and other current assets	—	1,379	(6,744)	938	—	(4,427)
Other assets	(45)	(7,089)	4,511	(9)	—	(2,632)
Accounts payable and accrued liabilities	—	(12,628)	(6,158)	4,909	—	(13,877)
Deferred liabilities	—	—	(1,213)	—	—	(1,213)
Other liabilities, including program right payments	—	872	(21,660)	(631)	—	(21,419)

Net cash provided by (used in) operating activities	(45)	(85,837)	165,847	9,574	—	89,539

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,216)	(14,009)	(1,574)	—	(16,799)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	—	7,300	—	7,300
Deposits on acquisitions and other	—	(1,471)	—	—	—	(1,471)

Net cash provided by (used in) investing activities	—	(2,687)	(14,009)	5,726	—	(10,970)

FINANCING ACTIVITIES:
Payments on long-term debt	(227,708)	(1,135,322)	—	—	—	(1,363,030)
Proceeds from long-term debt	—	1,376,500	—	—	—	1,376,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,905)	—	—	—	(72,810)
Proceeds from exercise of stock options	2,095	—	—	—	—	2,095
Preferred stock dividends paid	(6,738)	—	—	—	—	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(740)	—	—	—	—	(740)
Intercompany, net	293,041	(130,207)	(152,713)	(10,121)	—	—
Debt related costs	—	(12,052)	—	—	—	(12,052)

Net cash provided by (used in) financing activities	45	86,014	(152,713)	(10,121)	—	(76,775)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,510)	(875)	5,179	—	1,794

CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$4,914	$8,157	$8,693	$—	$21,764

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine-month Period Ended November 30, 2003
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(12,740)	$36,412	$80,530	$1,279	$(81,809)	$23,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	7,283	44,631	2,484	—	54,398
Accretion of interest on senior discount notes, including amortization of related debt costs	19,690	—	—	—	—	19,690
Provision for bad debts	—	—	2,611	—	—	2,611
Provision (benefit) for deferred income taxes	(6,950)	(26,390)	46,384	2,099	—	15,143
Noncash compensation	—	3,742	13,735	—	—	17,477
Discontinued operations	—	—	(4,852)	(405)	—	(5,257)
Net cash provided by operating activities - discontinued operations	—	—	9,011	—	—	9,011
Gain on sale of assets	—	—	(976)	—	—	(976)
Equity in earnings of subsidiaries	—	(81,596)	—	—	81,596	—
Other	1,620	—	—	1,276	213	3,109
Changes in assets and liabilities -
Accounts receivable	—	—	(18,646)	(804)	—	(19,450)
Prepaid expenses and other current assets	—	1	(2,405)	(529)	—	(2,933)
Other assets	—	13,453	(11,631)	200	—	2,022
Accounts payable and accrued liabilities	—	(10,091)	(1,905)	(1,865)	—	(13,861)
Deferred liabilities	—	—	(1,754)	(46)	—	(1,800)
Other liabilities, including program right payments	—	(509)	(27,313)	(1,664)	—	(29,486)

Net cash provided by (used in) operating activities	1,620	(57,695)	127,420	2,025	—	73,370

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,505)	(14,932)	(281)	—	(17,718)
Disposals of property and equipment	—	—	640	—	—	640
Cash paid for acquisitions	—	—	(11,656)	(106,478)	—	(118,134)
Proceeds from sale of assets, net	—	—	3,650	—	—	3,650
Deposits on acquisitions and other	—	(1,735)	—	—	—	(1,735)

Net cash used in investing activities	—	(4,240)	(22,298)	(106,759)	—	(133,297)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(70,112)	—	—	—	(70,112)
Proceeds from long-term debt	—	128,000	—	—	—	128,000
Proceeds from exercise of stock options	6,612	—	—	—	—	6,612
Preferred stock dividends paid	(6,738)	—	—	—	—	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(644)	—	—	—	—	(644)
Intercompany, net	(850)	1,128	(102,383)	102,105	—	—
Payments for debt related costs	—	(646)	—	—	—	(646)

Net cash provided by (used in) financing activities	(1,620)	58,370	(102,383)	102,105	—	56,472

DECREASE IN CASH AND CASH EQUIVALENTS	—	(3,565)	2,739	(2,629)	—	(3,455)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,885	5,844	6,350	—	16,079

End of period	$—	$320	$8,583	$3,721	$—	$12,624

Note 8. Regulatory and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. In June of 2003 the FCC adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market; the FCC ordered companies with such ownership interests to make any divestitures necessary to achieve compliance. The implementation of the new rules, however, was challenged in Federal court, and the court issued an indefinite stay pending its decision. The stay has prevented the new rules and the divestiture order from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring its options relating to the ownership and operation of these stations. However, this ruling makes it increasingly unlikely that Emmis will be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted.

     FCC regulations require commercial television stations in the United States to be broadcasting in digital format. Fifteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. The station that is not broadcasting in digital format is WBPG because the FCC has not assigned it a second channel for digital broadcasting. Under the channel repacking process, as contemplated in the FCC’s second periodic review released September 7, 2004, WBPG will participate in the channel election process and receive a digital allotment. The station will convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition, which is currently scheduled to occur on December 31, 2006, or when at least 85% of the television households in a given market can receive a digital signal, whichever is later. Three of our nine satellite stations are not currently broadcasting in digital format. The FCC’s second periodic review has defined a “flash cut” process for satellite stations, eliminating the need to operate dual facilities during the digital broadcasting transition, and allowing satellite stations to convert the existing analog broadcasting facility to a digital broadcasting facility prior to the conclusion of the digital broadcasting transition. The FCC channel repacking process also requires stations (other than satellite stations) that are not operating with the full DTV facilities authorized in their licenses to do so by specified deadlines or risk having their protected DTV signal coverage limited. Twelve of the Company’s stations are not operating with the full authorized facilities; of those, ten are subject to a deadline of July 31, 2005, and two are subject to a deadline of July 31, 2006. The Company expects to meet these deadlines and does not expect any of its DTV signals to have limited coverage.

     During the Company’s second fiscal quarter, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. These challenges are currently pending before the Commission, but Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals.

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

     The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2003 and 2004. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	% of Total	2004	% of Total	2003	% of Total	2004	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$97,198	63.9%	$103,548	61.2%	$268,380	61.9%	$292,196	60.8%
National	32,619	21.5%	25,285	15.0%	98,729	22.8%	95,761	19.9%
Political	1,803	1.2%	20,595	12.2%	3,254	0.7%	31,034	6.5%
Publication Sales	5,473	3.6%	4,704	2.8%	15,935	3.7%	14,210	3.0%
Non Traditional	7,040	4.6%	7,407	4.4%	23,778	5.5%	25,523	5.3%
Other	7,935	5.2%	7,510	4.4%	23,681	5.4%	21,886	4.5%

Total net revenues	$152,068		$169,049		$433,757		$480,610

     As previously mentioned, we derive more than 85% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our television and publishing entities. In the nine-month period ended November 30, 2004, local and regional sales, excluding political revenues, represented approximately 83%, 70% and 59% for our radio, television and publishing divisions, respectively. In the nine-month period ended November 30, 2003, local and regional sales, excluding political revenues, represented approximately 83%, 67% and 57% for our radio, television and publishing divisions, respectively.

     No customer represents more than 10% of our consolidated net revenues. Collectively, our top ten categories for radio and television represent approximately 60% and 77%, respectively, of the total advertising net revenues for radio and television. Automotive is the largest category for both radio and television, representing approximately 13% and 23% of their advertising net revenues in the nine-month period ended November 30, 2004.

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

   Deferred Taxes and Effective Tax Rates

     We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with FAS 109. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.

     In the current fiscal year, we are performing a discrete income tax provision calculation each interim quarter instead of using the effective tax rate method, which is the method more commonly applied under APB No. 28. We are performing the discrete income tax provision calculation because we expect to record a provision for income taxes in the current fiscal year, despite an expectation for pre-tax losses in the current year, due to the $97.2 million loss on debt extinguishment in our first fiscal quarter for a portion of which we did not reflect a tax benefit in our consolidated financial statements. As part of the quarterly income tax provision calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.

   Insurance Claims and Loss Reserves

     The Company is self-insured for most healthcare claims, workers compensation claims, and general liability and automotive liability losses. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances.

   Valuation of Stock Options

     The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company has used historical data for its stock price and option life when determining expected volatility and expected term, but each year the Company reassesses whether or not historical data is representative of expected results.

Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2004 Compared to November 30, 2003

Net revenue pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina and sold a television production company. The following table reconciles actual results to pro forma results.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$67,551	$69,822	$2,271	3.4%	$196,926	$214,708	$17,782	9.0%
Television	63,182	78,411	15,229	24.1%	179,532	208,248	28,716	16.0%
Publishing	21,335	20,816	(519)	-2.4%	57,299	57,654	355	0.6%

Total	152,068	169,049	16,981	11.2%	433,757	480,610	46,853	10.8%

Plus: Net revenues from stations acquired:
Radio	—	—			8,860	—
Television	—	—			—	—
Publishing	—	—			—	—

Total	—	—			8,860	—

Less: Net revenues from stations disposed:
Radio	—	—			—	—
Television	—	—			(1,140)	—
Publishing	—	—			—	—

Total	—	—			(1,140)	—

Pro forma net revenues
Radio	67,551	69,822	2,271	3.4%	205,786	214,708	8,922	4.3%
Television	63,182	78,411	15,229	24.1%	178,392	208,248	29,856	16.7%
Publishing	21,335	20,816	(519)	-2.4%	57,299	57,654	355	0.6%

Total	$152,068	$169,049	$16,981	11.2%	$441,477	$480,610	$39,133	8.9%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions through November 30, 2004, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 4 to the accompanying condensed consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

     Net revenues discussion:

     Radio net revenues increased partially as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2003), radio net revenues for the three-month period ended November 30, 2004 would have increased $2.3 million, or 3.4%, and radio net revenues would have increased $8.9 million, or 4.3% in the nine-month period ended November 30, 2004. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended November 30, 2004, on a pro forma basis, net revenues of our domestic radio stations were up 1.0%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were down 1.4%, and for the nine-month period ended November 30, 2004, on a pro forma basis, net revenues of our domestic radio stations were up 2.5%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up only 0.4%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage decreased slightly year over year in the three-month and nine-month periods.

     The increase in television net revenues for the three-month and nine-month periods ended November 30, 2004 is principally due to a substantial increase in net political revenues as there are more political election campaigns in our fiscal 2005 than there were in our fiscal 2004. Net political advertising revenues for the three-month periods ended November 30, 2003 and 2004 were approximately $1.8 million and $20.1 million, respectively, and net political advertising revenues for the nine-month periods ended November 30, 2003 and 2004 were approximately $3.2 million and $30.0 million, respectively. Excluding political net revenues, we have exceeded the average local revenue growth of our markets this fiscal year. Our television stations have been able to sell a higher percentage of their inventory and charge higher rates due to ratings improvements. Also, we believe our commitment to training and developing local sales forces has contributed to our local revenue share growth.

     Publishing net revenues decreased slightly in the three-month period ended November 30, 2004 and increased slightly in the nine-month period ended November 30, 2004. Our publishing division has experienced slow, steady growth as our magazines are generally mature properties with limited direct competition.

     On a consolidated basis, net revenues for the three–month and nine-month periods ended November 30, 2004 increased $17.0 million, or 11.2% and $46.9 million, or 10.8%, respectively, due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina and sold a television production company. The following table reconciles actual results to pro forma results.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$36,157	$38,655	$2,498	6.9%	$104,901	$116,205	$11,304	10.8%
Television	37,656	41,748	4,092	10.9%	111,685	119,591	7,906	7.1%
Publishing	16,254	16,955	701	4.3%	48,815	50,187	1,372	2.8%

Total	90,067	97,358	7,291	8.1%	265,401	285,983	20,582	7.8%

Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	—	—			5,182	—
Television	—	—			—	—
Publishing	—	—			—	—

Total	—	—			5,182	—

Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—			—	—
Television	—	—			(944)	—
Publishing	—	—			—	—

Total	—	—			(944)	—

Pro forma station operating expenses, excluding noncash compensation
Radio	36,157	38,655	2,498	6.9%	110,083	116,205	6,122	5.6%
Television	37,656	41,748	4,092	10.9%	110,741	119,591	8,850	8.0%
Publishing	16,254	16,955	701	4.3%	48,815	50,187	1,372	2.8%

Total	$90,067	$97,358	$7,291	8.1%	$269,639	$285,983	$16,344	6.1%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions through November 30, 2004, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 4 to the accompanying condensed consolidated financial statements, which were prepared in accordance with U.S. GAAP.

Station operating expenses, excluding noncash compensation discussion:

     Radio station operating expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003. The increase also relates to higher sales-related costs, higher insurance and health-related costs, higher programming costs in our New York and Los Angeles markets and an incremental $0.3 million and $1.5 million of cash compensation in the three-month and nine-month periods ended November 30, 2004, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Television station operating expenses, excluding noncash compensation increased principally due to higher sales-related costs, higher programming costs and higher insurance and health-related costs. The increase also relates to the incremental $0.6 million and $1.7 million of cash compensation in the three-month and nine-month periods ended November 30, 2004, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Publishing station operating expenses, excluding noncash compensation increased due to the incremental $0.2 million and $0.5 million of cash compensation in the three-month and nine-month periods ended November 30, 2004, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below) as well as higher insurance and health-related costs.

     On a consolidated basis, station operating expenses, excluding noncash compensation, for the three–month and nine-month periods ended November 30, 2004 increased $7.3 million, or 8.1% and $20.6 million, or 7.8%, respectively, due to the effect of the items described above.

Noncash compensation expenses:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$1,496	$1,245	$(251)	(16.8)%	$5,431	$3,882	$(1,549)	(28.5)%
Television	1,985	1,381	(604)	(30.4)%	6,119	4,381	(1,738)	(28.4)%
Publishing	706	534	(172)	(24.4)%	2,185	1,679	(506)	(23.2)%
Corporate	1,234	1,308	74	6.0%	3,742	3,488	(254)	(6.8)%

Total noncash compensation expense	$5,421	$4,468	$(953)	(17.6)%	$17,477	$13,430	$(4,047)	(23.2)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches in our 401(k) plan, and common stock issued to employees pursuant to our stock compensation program. Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change will result in an estimated $5.2 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. Effective January 1, 2005, we plan to further curtail our stock compensation program by eliminating mandatory participation for employees making less than $180,000 per year. For calendar 2005, this change is expected to result in an estimated $7.5 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense.

     As a result of the modifications to our stock compensation program for calendar 2004, noncash compensation expense decreased approximately $1.2 million from $4.5 million in the three-month period ended November 30, 2003 to $3.3 million in the three-month period ended November 30, 2004, and decreased approximately $3.3 million from $12.9 million in the nine-month period ended November 30, 2003 to $9.6 million in the nine-month period ended November 30, 2004. The remaining decrease of $0.7 million in the nine-month period ended November 30, 2004 is primarily attributable to a higher portion of bonuses and incentive awards being paid in cash at the election of the Company as opposed to being paid in the form of stock in the prior periods.

Corporate expenses, excluding noncash compensation:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$6,066	$7,318	$1,252	20.6%	$17,690	$23,354	$5,664	32.0%

     Approximately $0.7 million and $3.7 million of the increase in corporate expenses, excluding noncash compensation in the three-month and nine-month periods ended November 30, 2004, respectively, consists of professional fees associated with our television digital spectrum initiative. The remaining increase is due to higher insurance and health care costs, and higher corporate governance costs associated with compliance with the Sarbanes-Oxley Act and related regulations. We expect to incur approximately $0.5 million in professional fees associated with our television digital spectrum initiative in our quarter ended February 28, 2005.

Depreciation and amortization:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,307	$2,112	$(195)	(8.5)%	$6,135	$6,766	$631	10.3%
Television	7,469	7,461	(8)	(0.1)%	22,588	22,753	165	0.7%
Publishing	202	216	14	6.9%	640	643	3	0.5%
Corporate	1,507	1,641	134	8.9%	4,521	4,769	248	5.5%

Total depreciation and amortization	$11,485	$11,430	$(55)	(0.5)%	$33,884	$34,931	$1,047	3.1%

     Substantially all of the increase in radio depreciation and amortization expense in the nine-months ended November 30, 2004 is attributable to our Austin radio acquisition, which closed on July 1, 2003.

Operating income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$27,591	$27,810	$219	0.8%	$80,459	$87,855	$7,396	9.2%
Television	16,072	27,821	11,749	73.1%	39,140	61,523	22,383	57.2%
Publishing	4,173	3,111	(1,062)	(25.4)%	5,659	5,145	(514)	(9.1)%
Corporate	(8,807)	(10,267)	(1,460)	16.6%	(25,953)	(31,611)	(5,658)	21.8%

Total operating income	$39,029	$48,475	$9,446	24.2%	$99,305	$122,912	$23,607	23.8%

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

     Television operating income increased due to substantially higher net revenues, partially offset by higher operating expenses. The hurricanes that struck Florida and Alabama in September 2004 reduced our television operating income by approximately $1.1 million. In our current fiscal year there are many more political elections than the prior fiscal year. In addition, our television stations are collectively gaining market revenue share as they monetize higher station ratings. Accordingly, our television operating income is substantially higher in fiscal 2005 as compared to fiscal 2004. However, given that our political net revenues will be significantly lower in our next fiscal year, we expect our television operating income to be lower in fiscal 2006 as compared to fiscal 2005.

     Publishing operating income decreased as a result of lower revenues accompanied by higher operating expenses. Our book publishing entity, Emmis Books, published a very successful biography in the prior year’s third quarter and was unable to replicate the success in the current year. In addition, in the third quarter of the current fiscal year, we initiated the launch of a new magazine targeting acculturated, bilingual, affluent Hispanics in Los Angeles, with the first issue expected to be released in our quarter ended May 31, 2005. We expect to incur approximately $3.5 million of operating losses in the next twenty-four months related to this new venture.

     On a consolidated basis, operating income increased due to the changes in radio, television and publishing operating income, partially offset by higher corporate expenses, as discussed above.

Interest expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$20,910	$15,628	$(5,282)	(25.3)%	$64,836	$50,410	$(14,426)	(22.2)%

     Interest expense decreased as a result of lower interest rates paid on a portion of our senior credit facility debt and interest savings realized with our debt refinancing activity completed in the quarter ended May 31, 2004. For the three-month and nine-month periods ended November 30, 2003, we had interest rate swap agreements outstanding with an aggregate notional amount ranging from $40 million to $230 million that fixed LIBOR at a weighted–average rate of 4.76% to 5.13%. We had no interest rate swap agreements outstanding in the three- month and nine-month periods ended November 30, 2004 and one-month LIBOR as of November 30, 2004 was approximately 2.1%. On May 10, 2004, we completed several debt refinancing transactions that significantly lowered our future interest expense. Based on current debt levels and current LIBOR rates, we expect our annual interest expense to be approximately $65 million. See “Liquidity and Capital Resources” below for further discussion.

Income (loss) before income taxes, minority interest and discontinued operations:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$18,070	$32,952	$14,882	82.4%	$34,885	$(25,060)	$(59,945)	(171.8)%

     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.2 million, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt redeemed. Higher operating income and lower interest expense in the nine-month period ended November 30, 2004 was more than offset by this loss on debt extinguishment.

Net income (loss) available to common shareholders:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2003	2004	$ Change	% Change	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss) available to common shareholders	$9,070	$17,559	$8,489	93.6%	$16,934	$(45,207)	$(62,141)	(367.0)%

     The net loss available to common shareholders in the nine-month period ended November 30, 2004 is attributable to the loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision for income taxes. In our third quarter we completed our evaluation of our statutory tax rate due to changes in our income dispersion in the various tax jurisdictions in which we operate. As a result of this review, we increased our statutory rate from 38% to 41%.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.

     At November 30, 2004, we had cash and cash equivalents of $21.8 million and net working capital of $69.7 million, excluding assets held for sale and related debt required to be repaid with the proceeds. At February 29, 2004, we had cash and cash equivalents of $20.0 million and net working capital of $45.8 million, excluding assets held for sale and related debt required to be repaid with the proceeds. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business and lower accrued interest as we paid semi-annual interest on our senior subordinated debt on November 15, 2004.

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6?% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.4 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8?% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 121/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.2 million in transaction fees and (vi) pay $72.0 million in prepayment and redemption fees.

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

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the new credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the new credit facility, assuming the total facility is outstanding, is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF NEW CREDIT FACILITY

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2005	$—	$1,688	$1,688
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,562	989,562

Total	$350,000	$675,000	$1,025,000

     On August 5, 2004, Emmis exchanged the $375.0 million aggregate principal amount of its 6?% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes maybe redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’ existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

   Operating Activities

     Net cash flows provided by operating activities were $89.5 million for the nine–month period ended November 30, 2004 compared to $73.4 million for the same period of the prior year. Cash flows provided by operating activities for the nine–month period ended November 30, 2004 increased because of our higher operating income as compared to the prior year, partially offset by increased working capital. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

   Investing Activities

     Cash flows used in investing activities were $11.0 million for the nine–month period ended November 30, 2004 compared to $133.3 million in the same period of the prior year. Investment activities include capital expenditures and business acquisitions and dispositions. In the nine–month period ended November 30, 2004 we sold two international radio stations, but in the nine–month period ended November 30, 2003, we purchased a television station and a controlling interest in six radio stations in Austin. Investment activities include capital expenditures and business acquisitions and dispositions.

     As discussed in Note 3 to the accompanying condensed consolidated financial statements, on May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its interest in Votionis, S.A., which owns and operates two radio stations in Buenos Aires, Argentina.

     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the nine-month periods ended November 30, 2003 and 2004, we had capital expenditures of $17.7 million and $16.8 million, respectively. Although capital expenditures were lower in the nine-month period ended November 30, 2004 as compared to the same period of the prior year, we expect capital expenditures to be approximately $26 million in the current fiscal year, as compared to $30.2 million in the prior year. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and digital conversion upgrade costs. Although all but one of our stations as of December 2004 were broadcasting a digital signal, we expect to incur approximately $3 million of costs in our fiscal 2006, $2 million in our fiscal 2007 and $11 million beyond fiscal 2007 through the end of the digital transition to upgrade the digital transmission facilities of our local stations and satellite stations, and to accommodate the channel changes required by the FCC’s second periodic review. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Emmis recently entered into an agreement with Ibiquity to employ high-definition (HD) radio technology at seventeen of our radio stations over the next three years. Under the agreement, the Company would incur approximately $0.3 million to implement HD radio at two of our stations in fiscal 2005 and approximately $4.5 million beyond fiscal 2005 to convert the remaining fifteen stations.

   Financing Activities

     Cash flows used in financing activities were $76.8 million for the nine–month period ended November 30, 2004 and related to our debt refinancing activity completed in the quarter ended May 31, 2004. See discussion above in “Liquidity and Capital Resources”. Cash flows provided by financing activities were $56.5 million for the nine-month period ended November 30, 2003 and were used to fund the acquisition of a television station and controlling interest in six radio stations in Austin, as discussed above in Investing Activities.

     As of November 30, 2004, Emmis had $1,240.5 million of long-term corporate indebtedness outstanding under its credit facility ($864.3 million), senior subordinated notes ($375.0 million), senior discount notes ($1.2 million) and an additional $4.1 million of other long-term indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2004, our weighted average borrowing rate under our credit facility was approximately 3.9% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 4.8%.

     Under the terms of Emmis Operating Company’s senior bank credit facility, Emmis Communications Corporation’s total consolidated debt-to EBITDA leverage was 6.1x as of November 30, 2004.

     The debt service requirements of Emmis over the next twelve month period (net of interest under our credit facility) are expected to be $41.6 million. This amount is comprised of $25.8 million for interest under our senior subordinated notes, $6.8 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8?% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and were financed with additional borrowings on our new credit facility.

     At January 3, 2005, we had $121.5 million available under our credit facility, less a $0.9 million outstanding letter of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis will have the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership on January 1, 2008 (or January 1, 2009 if our partners elect to extend the exercise period) based on an 18-multiple of trailing 12-month cash flow.

     On October 4, 2004, Emmis signed a letter of intent with Bonneville International Corporation (“Bonneville”) to swap three of Emmis’ radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) in exchange for Bonneville’s WLUP-FM located in Chicago and $70 million in cash. Emmis intends to use the cash to repay amounts outstanding under its senior credit facility. The transaction is subject to various regulatory approvals and is expected to close in early 2005. Emmis began programming WLUP-FM, and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM, under time brokerage agreements on December 1, 2004. Upon closing of the transaction, Emmis expects to record a pre-tax gain on the exchange of approximately $50 million, net of transaction costs.

Intangibles

     At November 30, 2004, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective as of September 1, 2005 for Emmis. We expect the adoption of this accounting pronouncement to have a material impact on our financial results. The historical effect of this accounting pronouncement on our three and nine month periods ended November 30, 2003 and 2004 is presented in Note 1 to our accompanying condensed consolidated financial statements.

     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value. Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company had retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license, resulting in a write-off of the goodwill. Topic D-108 is effective for Emmis’ fiscal year ending February 28, 2006, although the Company has elected to adopt it as of December 1, 2004. Based on preliminary appraisals from an independent third party, the Company expects the adoption of this pronouncement to result in a non-cash charge of approximately $300 million, net of tax, in its fourth quarter as a cumulative effect of an accounting change. This expected loss will have no impact on the Company’s compliance with its debt covenants or cash flows.

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

Regulatory and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii as part of the Lee acquisition in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. In June of 2003 the FCC adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market; the FCC ordered companies with such ownership interests to make any divestitures necessary to achieve compliance. The implementation of the new rules, however, was challenged in Federal court, and the court issued an indefinite stay pending its decision. The stay has prevented the new rules and the divestiture order from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring its options relating to the ownership and operation of these stations. However, this ruling makes it increasingly unlikely that Emmis will be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted.

     FCC regulations require commercial television stations in the United States to be broadcasting in digital format. Fifteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. The station that is not broadcasting in digital format is WBPG because the FCC has not assigned it a second channel for digital broadcasting. Under the channel repacking process, as contemplated in the FCC’s second periodic review released September 7, 2004, WBPG will participate in the channel election process and receive a digital allotment. The station will convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition, which is currently scheduled to occur on December 31, 2006, or when at least 85% of the television households in a given market can receive a digital signal, whichever is later. Three of our nine satellite stations are not currently broadcasting in digital format. The FCC’s second periodic review has defined a “flash cut” process for satellite stations, eliminating the need to operate dual facilities during the digital broadcasting transition, and allowing satellite stations to convert the existing analog broadcasting facility to a digital broadcasting facility prior to the conclusion of the digital broadcasting transition. The FCC channel repacking process also requires stations (other than satellite stations) that are not operating with the full DTV facilities authorized in their licenses to do so by specified deadlines or risk having their protected DTV signal coverage limited. Twelve of the Company’s stations are not operating with the full authorized facilities; of those, ten are subject to a deadline of July 31, 2005, and two are subject to a deadline of July 31, 2006. The Company expects to meet these deadlines and does not expect any of its DTV signals to have limited coverage.

     During the Company’s second fiscal quarter, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. These challenges are currently pending before the Commission, but Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals.

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

Quantitative and Qualitative Disclosures About Market Risk

     As of February 29, 2004, approximately 58% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the debt refinancing completed in May 2004, approximately 71% of the Company’s debt as of November 30, 2004 bears interest at variable rates. Based on amounts outstanding at November 30, 2004, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $9.1 million.

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

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2004, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 6. Exhibits

     The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the year ended February 29, 2000, and an amendment thereto relating to certain 121/2% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

10.1	2005 stock compensation program restricted stock agreement form (tax vesting option)

10.2	2005 stock compensation program restricted stock agreement form (non-tax vesting option)

10.3	Employment agreement and change in control severance agreement, executed October 7, 2004 and effective as of March 1, 2004 by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2004.

10.4	Letter of Intent dated October 4, 2004 by and between Emmis Radio, LLC, Emmis Radio License, LLC, Bonneville Holding Company and Bonneville International Corporation, incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 7, 2004.

15	Letter re: unaudited interim financial information.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 10, 2005	By: /s/ WALTER Z. BERGER Walter Z. Berger Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer