Form 10-K
period 2005-02-28
EMMIS COMMUNICATIONS CORP
filed 2005-05-16
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended February 28, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

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

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☑ No ☐.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $970,450,000.

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of April 30, 2005, was:

51,938,185	Class A Common Shares, $.01 par value
4,879,784	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2005 Annual Meeting	Part III

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

     We are a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We operate the eighth largest publicly traded radio portfolio in the United States based on total listeners. We own and operate seven FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate sixteen FM and two AM radio stations with strong positions in Phoenix, St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN. We also own and operate a leading portfolio of television stations covering geographically diverse mid-sized markets in the U.S., as well as the large markets of Portland and Orlando. The sixteen television stations we own and operate have a variety of network affiliations: five with CBS, five with FOX, three with NBC, one with ABC and two with WB.

     Our operational focus is on maintaining our leadership position in broadcasting by continuing to enhance the operating performance of our broadcast properties. We also are regularly looking to acquire underdeveloped properties that offer the potential for significant improvements through the application of our operational expertise. We have created top performing radio stations that rank, in terms of primary demographic target audience share, among the top ten stations in the New York, Los Angeles and Chicago radio markets according to the Fall 2004 Arbitron Survey. We believe that this strong large-market radio presence and our diversity of station formats make us attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser. We seek to be the largest local television presence in our television markets by combining network-affiliated programming with leading local news. We have created television stations with a strong local “brand” within the station’s market, allowing viewers and advertisers to identify with the station as we build the station’s franchise value. We have generally improved the profitability of our television stations since our acquisition of them by applying the focused research and marketing techniques we utilize successfully in our radio operations and by concentrating our sales efforts locally.

     In addition to our domestic radio and TV broadcasting properties, we operate a news information radio network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Tu Ciudad, and Country Sampler and related magazines, and operate an international radio business and a regional book publisher. Internationally, we operate nine FM radio stations in the Flanders region of Belgium and have a 59.5% interest in a national top-ranked radio station in Hungary. Subsequent to year end, we purchased a radio network in Slovakia. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

BUSINESS STRATEGY

     We are committed to maintaining our leadership position in broadcasting, enhancing the performance of our broadcast and publishing properties, and distinguishing ourselves through the quality of our operations. Our strategy is focused on the following operating principles:

Develop Innovative Local Programming. We believe that knowledge of local markets and innovative programming developed to target specific demographic groups are the most important determinants of individual radio and television station success. We conduct extensive market research to identify underserved segments of our markets and to ensure that we are meeting the needs of our target audience. Utilizing the research results, we concentrate on providing a focused programming format carefully tailored to the demographics of our markets and our audiences’ preferences. Our local sales force has capitalized on our local presence to increase the percentage of our net revenues from local advertising. Historically, local advertising revenues have been a more stable revenue source for the broadcast industry, and we believe local sales will continue to be less susceptible to economic swings than national sales.

Focus Our Sales And Marketing Efforts. We design our local and national sales efforts based on advertiser demand and our programming compared to the competitive formats within each market. We provide our sales force with extensive training and the technology for sophisticated inventory management techniques, which provide frequent price adjustments based on regional and market conditions. Our sales philosophy is to maintain the price integrity of our available inventory. We will accept a lower sell-out percentage in periods of weak advertiser demand instead of cutting prices to fill all available inventory. Additional Company resources have been allocated to locate, hire, train and retain top sales people. Under the Emmis Sales Assault Plan, a

Company-wide initiative geared toward attracting and developing sales leaders in the radio, television and magazine industries, we added and trained scores of sales people to our workforce in recent years, which was incremental to hirings in the normal course of business. As a result, we have significantly increased our share of local television revenues and maintained our share of local radio revenues, despite direct format attacks from competitors in our New York and Chicago markets.

Develop Strong Local Identities For Our Television Stations. We strive to create television stations with a strong local “brand” within the station’s market, allowing viewers and advertisers to identify with the station as we build the station’s franchise value. We believe that aggressive promotion and strong local station management, strategies which we have found successful in our radio operations, are critical to the creation of strong local television stations as well. Additionally, we believe that the production and broadcasting of local news and events programming can be an important link to the community and an aid to the station’s efforts to expand its viewership. Local news and events programming can provide access to advertising sources targeted specifically to the local or regional community. We believe that strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

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

Encourage A Performance-Based, Entrepreneurial Management Approach. We believe that broadcasting is primarily a local business and that much of its success is the result of the efforts of regional and local management and staff. We have attracted and retained an experienced team of broadcast professionals who understand the viewing and listening preferences, demographics and competitive opportunities of their particular market. Our decentralized approach to station management gives local management oversight of station spending, long-range planning and resource allocation at their individual stations, and our approach also rewards all employees based on those stations’ performance. In addition, we encourage our managers and employees to own a stake in the Company, and most of our full-time employees have an equity ownership position in Emmis. We believe that our performance-based, entrepreneurial management approach has created a distinctive corporate culture, making Emmis a highly desirable employer in the broadcasting industry and significantly enhancing our ability to attract and retain experienced and highly motivated employees and management. In 2005, Fortune magazine recognized Emmis as one of the “100 Best Companies to Work For.”

RADIO STATIONS

     In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from BIA’s Investing in Radio 2005 (1st Edition). “Ranking in Primary Demographic Target” is the ranking of the station among all radio stations in its market based on the Fall 2004 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY	STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC	AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET	SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop/R&B	18-34	1	4.9
KZLA-FM		Country	25-54	21	1.8

New York, NY	2
WQHT-FM		Hip-Hop	18-34	1	4.7
WRKS-FM		Classic Soul/Today’s R&B	25-54	3	4.3
WQCD-FM		Smooth Jazz	25-54	6	3.4

Chicago, IL	3
WKQX-FM		Alternative Rock	18-34	6	2.0
WLUP-FM		Classic Rock	25-54	10t	2.3

Phoenix, AZ	14
KKFR-FM		Rythmic CHR	18-34	2	4.5

St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	1	3.4
KIHT-FM		Classic Hits	25-54	7	3.8
KSHE-FM		Album Oriented Rock	25-54	4	4.3
WRDA-FM		New Standards	25-54	21	1.5
KFTK-FM		Talk	25-54	8	3.4

Indianapolis, IN	32
WIBC-AM		News/Talk/Sports	35-64	5	7.0
WNOU-FM		CHR	18-34	5	4.2
WYXB-FM		Soft Adult Contemporary	25-54	5	4.4
WLHK-FM		Country (1)	25-54	16	1.8

Austin, TX	37
KDHT-FM		Rythmic CHR	18-34	1	7.4
KLBJ-AM		News/Talk	25-54	2	7.2
KLBJ-FM		Album Oriented Rock	25-54	14	2.2
KGSR-FM		Adult Alternative	25-54	10	2.6
KROX-FM		Alternative Rock	18-34	4	3.5
KBPA-FM		Hot Adult Contemporary	25-54	1	6.3

Terre Haute, IN	232
WTHI-FM		Country	25-54	1	22.0
WWVR-FM		Classic Rock	25-54	2	11.4

(1)	We switched to the country format in March 2005, after the Fall 2004 Arbitron Survey.

In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we operate nine FM radio stations in the Flanders region of Belgium and have a 59.5% interest in a national top-ranked radio station in Hungary. Subsequent to year end, we purchased a radio network in Slovakia. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.

TELEVISION STATIONS

     In the following table, “DMA Rank” is estimated by the A.C. Nielsen Company (“Nielsen”) as of January 2005. Rankings are based on the relative size of a station’s market among the 210 generally recognized Designated Market Areas (“DMAs”), as defined by Nielsen. “Number of Stations in Market” represents the number of television stations (“Reportable Stations”) designated by Nielsen as “local” to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. time period. “Station Rank” reflects the station’s rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday during February 2005. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

				NUMBER OF		STATION
TELEVISION	METROPOLITAN	DMA	AFFILIATION/	STATIONS	STATION	AUDIENCE	AFFILIATION
STATION	AREA SERVED	RANK	CHANNEL	IN MARKET	RANK	SHARE	EXPIRATION
WKCF-TV	Orlando, FL	20	WB/18	13	5	4	December 31, 2009
KOIN-TV	Portland, OR	24	CBS/6	8	2t	10	September 18, 2006
WVUE-TV	New Orleans, LA	43	Fox/8	8	2	11	March 5, 2006
KRQE-TV	Albuquerque, NM	47	CBS/13	14	1t	10	September 18, 2006
WSAZ-TV	Huntington, WV/Charleston, WV	62	NBC/3	7	1	21	January 1, 2009
WALA-TV	Mobile, AL/Pensacola, FL	63	Fox/10	9	1	14	August 24, 2006
WBPG-TV	Mobile, AL/Pensacola, FL	63	WB/55	9	5t	2	August 31, 2006
KSNW-TV	Wichita, KS	66	NBC/3	6	3t	12	January 1, 2009
WFTX-TV	Fort Myers, FL	68	Fox/36	7	3	8	N/A
WLUK-TV	Green Bay, WI	69	Fox/11	6	2t	13	November 1, 2005
KHON-TV (1)	Honolulu, HI	71	Fox/2	9	1	17	August 2, 2006
KGMB-TV (1)	Honolulu, HI	71	CBS/9	9	2	12	September 18, 2006
KGUN-TV	Tucson, AZ	72	ABC/9	9	3	11	February 6, 2005 (2)
KMTV-TV	Omaha, NE	76	CBS/3	5	3	13	September 18, 2006
KSNT-TV	Topeka, KS	137	NBC/27	4	2	14	January 1, 2009
WTHI-TV	Terre Haute, IN	149	CBS/10	3	1	19	December 31, 2005

(1)	We are currently operating KGMB-TV under a temporary waiver issued by the FCC. We may be required to sell one of these stations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(2)	We are currently in negotiations to extend or renew this affiliation agreement and expect the extension or renewal to be on terms that are reasonably acceptable to us.

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

     In the years ended February 2003, 2004 and 2005, we received approximately $3.3 million, $2.0 million and $2.0 million, respectively, in Network compensation payments, which represented less than 1% of our total net revenues in each year. The long established Networks (ABC, CBS and NBC) have historically paid the affiliated station to broadcast the Network’s programming. This Network compensation payment used to vary depending on the time of day that a station broadcast the Network programming. Typically, prime-time programming generated the highest hourly Network compensation payments. In the recent years, however, ABC, CBS and NBC have been eliminating or sharply reducing compensation payments to stations for clearance of Network programming. In some cases, Networks have undertaken to cut compensation when a station is to be sold and the affiliation agreement is to be assigned or transferred, or when an old affiliation agreement has expired. The more recently established Networks (Fox and WB) generally pay little or no cash compensation for the clearance of Network programming. They tend, however, to offer the affiliated station more advertising availability for local sale within Network programming than do the long established Networks.

PUBLISHING OPERATIONS

     We publish the following magazines through our publishing division:

Monthly
Paid
Circulation(a)
Regional Magazines:
Texas Monthly	301,000
Los Angeles	152,000
Atlanta	67,000
Indianapolis Monthly	46,000
Cincinnati Magazine	31,000
Tu Ciudad (b)	N/A

Specialty Magazines (c):
Country Sampler	300,000
Country Sampler Decorating Ideas	140,000
Country Sampler Decorating Ideas with Paint	94,000
Country Marketplace	125,000
Country Business	26,000

(a)	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations

(b)	This magazine is in a developmental stage and the first issue will be released in May 2005.

(c)	Our specialty magazines are circulated bimonthly.

     In addition to our monthly and bimonthly magazines, Emmis also owns and operates a regional book publisher, Emmis Books.

INTERNET AND NEW TECHNOLOGIES

     We believe that the development and explosive growth of the Internet present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners, viewers and readers. The opportunity is to further enhance the relationships we already have with our listeners, viewers and readers by expanding products and services offered by our stations and magazines. For that reason, we have individuals at many of our properties dedicated to website maintenance and generating revenues from the properties’ websites.

     We believe that there are opportunities to improve and expand our television operations utilizing new technologies such as those that capitalize on the digital spectrum. Each television broadcaster has spent considerable capital complying with the digital conversion mandated by the FCC. Emmis has spent approximately $26.5 million converting its stations to digital. We believe we have developed a compelling business model to monetize this digital spectrum. Our model contemplates local television operators pooling their digital spectrum in individual markets and offering an over-the-air, low cost alternative to cable and satellite. Although we believe this subscription-based model is viable, its ultimate success will depend upon industry involvement, customer penetration and certain other contingencies. Emmis incurred approximately $4.0 million of costs in fiscal 2005 related to the development of a formal business plan and industry-related organizational costs. These costs are part of corporate expenses. Emmis continues to pursue industry participation for this business venture. Emmis expects to incur less than $1 million of costs in fiscal 2006 related to the organizational aspects of this venture.

COMMUNITY INVOLVEMENT

     We believe that to be successful, we must be integrally involved in the communities we serve. To that end, each of our stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, Give2Asia, United Way’s September 11th Fund, The March of Dimes, American Cancer Society, Riley Children’s Hospital, The Salvation Army and research foundations seeking cures for ALS, cystic fibrosis, leukemia and AIDS and helping to fight drug abuse. In addition to our planned activities, our stations and magazines take leadership roles in community responses to natural disasters, such as commercial-free news broadcasts covering the events of September 11th and the war in Iraq and special fundraisers for victims of the tsunami disaster. The National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was only the second broadcaster to receive this prestigious honor.

INDUSTRY INVOLVEMENT

     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Television Operators Caucus, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, and as founding members of the Radio Operators Caucus. Our chief executive has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” At various times we have been voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers, and our management and on-air personalities have won numerous prestigious industry awards.

COMPETITION

     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Chicago). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no broadcast advertising by emphasizing the effectiveness of radio and television advertising in increasing the advertisers’ revenues. Changes in the policies and rules of the FCC permit increased joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements (including our New York, Los Angeles, Chicago, St. Louis, Indianapolis, Austin and Terre Haute clusters) may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC. Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC’s multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity and cross ownership rules which limit the types of media properties in any given market that can be owned by the same person or company.

     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, the Internet, MP3 players, satellite radio, satellite television, audio tapes and compact discs. We believe that radio’s portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industry.

ADVERTISING SALES

     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2005, approximately 24% of our total advertising revenues were derived from national sales and 76% were derived from local and regional sales. For the year ended February 28, 2005, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (83%) than our television (73%) and publishing entities (61%).

EMPLOYEES

     As of February 28, 2005 Emmis had approximately 2,514 full-time employees and approximately 488 part-time employees. We have approximately 278 employees at various radio and television stations represented by unions. We consider relations with our employees to be good. In January 2005, Fortune magazine named Emmis one of the “100 Best Companies to Work For.”

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

     Our Internet address is www.emmis.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available the same day we electronically file such material with, or furnish such material to, the SEC. We have been making such reports available on the same day they are filed during the period covered by this report.

FEDERAL REGULATION OF BROADCASTING

     Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended [in part by the Telecommunications Act of 1996 (the “1996 Act”)] (the “Communications Act”). Television or radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for television and radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of television and radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of radio and television stations. Other legislation has been introduced from time to time which would amend the Communications Act in various respects, and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted or what their effect would be on Emmis.

     LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. Our licenses currently have the following expiration dates, until renewed1:

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

WIBC(AM)(Indianapolis)	August 1, 2004	Renewal application pending
WLHK(FM) (Indianapolis)	August 1, 2004	Renewal application pending
WNOU(FM) (Indianapolis)	August 1, 2004	Renewal application pending
WTHI(FM) (Terre Haute)	August 1, 2004	Renewal application pending
WWVR(FM) (Terre Haute)	August 1, 2004	Renewal application pending
WYXB(FM) (Indianapolis)	August 1, 2004	Renewal application pending
WKQX(FM) (Chicago)	December 1, 2004	Renewal application pending
WRDA(FM) (St. Louis)	December 1, 2004	Renewal application pending
KFTK(FM) (St. Louis)	February 1, 2005	Renewal application pending
KPNT(FM) (St. Louis)	February 1, 2005	Renewal application pending
KSHE(FM) (St. Louis)	February 1, 2005	Renewal application pending
WKCF(TV) (Orlando)	February 1, 2005	Renewal application pending
WALA(TV) (Mobile)	April 1, 2005	Renewal application pending
WBPG(TV) (Mobile)	April 1, 2005	Renewal application pending
WVUE(TV) (New Orleans)	June 1, 2005	Renewal application pending
KBPA(FM) (Austin)	August 1, 2005	Renewal application pending
KDHT(FM) (Austin)	August 1, 2005	Renewal application pending
KGSR(FM) (Austin)	August 1, 2005	Renewal application pending
KLBJ(AM) (Austin)	August 1, 2005	Renewal application pending
KLBJ(FM) (Austin)	August 1, 2005	Renewal application pending
KROX(FM) (Austin)	August 1, 2005	Renewal application pending
WTHI(TV) (Terre Haute)	August 1, 2005	Renewal application pending
KKFR(FM) (Phoenix)	October 1, 2005
KPWR(FM) (Los Angeles)	December 1, 2005
KZLA(FM) (Los Angeles)	December 1, 2005
WLUK(TV) (Green Bay)	December 1, 2005
KREZ(TV) (Durango)	April 1, 2006
KMTV(TV) (Omaha)	June 1, 2006
KSNC(TV) (Great Bend)	June 1, 2006
KSNG(TV) (Garden City)	June 1, 2006
KSNK(TV) (McCook-Oberlin)	June 1, 2006
KSNT(TV) (Topeka)	June 1, 2006
KSNW(TV) (Wichita)	June 1, 2006
WQCD(FM) (New York)	June 1, 2006
WQHT(FM) (New York)	June 1, 2006
WRKS(FM) (New York)	June 1, 2006
KBIM(TV) (Roswell)	October 1, 2006
KGUN(TV) (Tucson)	October 1, 2006
KRQE(TV) (Albuquerque)	October 1, 2006
KAII(TV) (Maui)	February 1, 2007
KGMB(TV) (Honolulu)	February 1, 2007
KGMD(TV) (Hawaii)	February 1, 2007
KGMV(TV) (Maui)	February 1, 2007
KHAW(TV) (Hawaii)	February 1, 2007
KHON(TV) (Honolulu)	February 1, 2007
KOIN(TV) (Portland)	February 1, 2007
WSAZ(TV) (Huntington)	October 1, 2012
WLUP(FM) (Chicago)	December 1, 2012
KIHT(FM) (St. Louis)	February 1, 2013
WFTX(TV) (Fort Myers)	February 1, 2013

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

     Petitions to deny have been filed against the renewal applications for WKQX and KPNT, and an informal objection has been filed against the renewal applications of the Company’s Indiana radio stations. See “PROGRAMMING AND OPERATION.”

     REVIEW OF OWNERSHIP RESTRICTIONS. The 1996 Act required the FCC to review all of its broadcast ownership rules every two years and to repeal or modify any of its rules that are no longer “necessary in the public interest.” Pursuant to recent congressional appropriations legislation, these reviews now must be conducted once every four years.

     On June 2, 2003, the FCC adopted its most recent broadcast ownership review decision, in which it modified several of its regulations governing the ownership of radio and television stations in local markets. On June 24, 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the Commission’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. As a result, the restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand, possible legislative intervention and/or further judicial review. In January 2005, several parties filed petitions for review by the U.S. Supreme Court of the Third Circuit’s decision. These petitions remain pending. The discussion below reviews the changes contemplated in the FCC’s 2003 decision and the Third Circuit’s response to the revised ownership regulations that the Commission adopted.

     Local Radio Ownership:

     The local radio ownership rule limits the number of commercial radio stations that may be owned by one entity in a given radio market based on the number of radio stations in that market:

•	if the market has 45 or more radio stations, one entity may own up to eight stations, not more than five of which may be in the same service (AM or FM);

•	if the market has between 30 and 44 radio stations, one entity may own up to seven stations, not more than four of which may be in the same service;

•	if the market has between 15 and 29 radio stations, a single entity may own up to six stations, not more than four of which may be in the same service; and

•	if the market has 14 or fewer radio stations, one entity may own up to five stations, not more than three of which may be in the same service, however one entity may not own more than 50% of the stations in the market.

     Each of the markets in which our radio stations are located has at least 15 commercial radio stations.

     Although the FCC’s June 2, 2003 decision did not change the numerical caps under the local radio rule, the Commission adjusted the rule by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. In addition, the agency determined that radio station Joint Sales Agreements (“JSAs”) will be attributable under the local ownership rule where the brokering party sells more than 15% of the brokered station’s advertising time per week and owns or has an attributable interest in another station in the local market. Existing JSAs that result in attribution and cause the brokering station to exceed the ownership limits will be grandfathered from the effective date of the Commission’s decision (which, as of this writing, has not occurred pursuant to the judicial stay discussed above). The Third Circuit upheld each of these changes to the local radio rule. In response to a rehearing request from the Commission, the court lifted its stay with respect to these modifications, allowing them to go into effect. However, the court questioned the FCC’s decision to maintain the pre-existing numerical caps listed above, and remanded them to the agency for further consideration.

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

     Local Television Ownership:

     The local television ownership rule (or so-called “duopoly” rule) permits an entity to own two or more television stations in separate Designated Market Areas (“DMAs”). The rule also permits an entity to own two or more television stations in the same DMA if:

•	the coverage areas of the stations do not overlap, or

•	at least eight, independently-owned and -operated full-power non-commercial and commercial operating TV stations will remain in the market post-merger (the “eight voices test”), and one of the two commonly-owned stations is not among the top four television stations in the market based on audience share ratings (the “top four rule”).

Permanent waivers of the television duopoly rule are considered if one of the stations is:

•	a “failed station,” i.e., off-air for more than four months or involved in an involuntary bankruptcy proceeding;

•	a “failing station,” i.e., having a low audience share and financially struggling; or

•	an unbuilt facility, where the permittee has made substantial progress towards constructing the facility.

     The FCC’s June 2003 decision significantly relaxed the restriction on television duopolies by permitting a company to own two TV stations in any DMA with at least five television stations (regardless of whether the stations are separately owned), but retaining the top four rule. In DMAs with 18 or more TV stations, the new rule would allow a company to own three TV stations so long as no more than one is among the market’s top four. In addition to retaining the failed, failing and unbuilt station waiver standards, the new rule also allows parties to seek waivers of the top four restriction in DMAs with 11 or fewer stations. The Third Circuit upheld the top four rule, but remanded for further consideration the other numerical limits applicable to same-market TV station combinations. The eight voices test of the pre-2003 rules therefore remains in effect.

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

     As part of its June 2003 ownership decision, the Commission required all entities (including Emmis) with pending waiver requests of the local television ownership rule to come into compliance with the revised rule within 60 days of the effective date of the Order. As noted above, the effectiveness of the Commission’s decision has been stayed pending the outcome of judicial review. Since both KHON-TV and KGMB-TV are among the top four stations in the Honolulu market, Emmis’ Hawaii television holdings are not in compliance with the modified version of the ownership rule. Further, because the Honolulu market contains more than 11 television stations, Emmis is not eligible for a waiver of the rule under the additional waiver standard adopted in the June 2003 decision.

Accordingly, when and if the stay is lifted, Emmis likely will be required either to divest one of its Honolulu stations or to seek a permanent waiver of the television duopoly rule. If such a waiver is requested and ultimately denied, divestiture of one station will be required.

     National Television Ownership:

     The 1996 Act required the FCC to relax its restriction on the number of television stations that a single entity may own nationwide. Specifically, the rule was adjusted to restrict ownership to stations reaching, in the aggregate, no more than 35 percent of the total national audience. An owner of a UHF station is attributed with only 50% of the TV households in the station’s market (“UHF discount”). In its June 2003 decision, the Commission adjusted the national cap to 45% and retained the UHF discount. Congress subsequently prevented implementation of the revised national cap through appropriations legislation. Specifically, the Consolidated Appropriations Act of 2004 included a compromise provision directing the FCC to set the cap at 39%. As a result of this congressional intervention, the national ownership cap is not under consideration in the pending judicial review of the June 2003 decision.

     Cross-Media Ownership:

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

     The Third Circuit remanded the new cross-media limits to the Commission for further consideration, and the pre-existing radio/television and newspaper/broadcast cross-ownership rules were left in place in the meantime.

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

     ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria in order to determine whether a certain ownership interest or other relationship with a Commission licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the Commission’s rules where the broadcasting company and such a stockholder, officer or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

•	all officer and director positions in a licensee or its direct/indirect parent(s);

•	voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e., a mutual fund, insurance company or bank);

•	any equity interest in a limited partnership or limited liability company where the limited partner or member is “materially involved” in the media-related activities of the LP or LLC and has not been “insulated” from such activities pursuant to specific FCC criteria;

•	equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper).

     To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.

     Because Jeffrey H. Smulyan’s voting interest in the Company has fallen below 50% for FCC control purposes, the Company is no longer eligible for an exemption from the broadcast attribution rules under which minority shareholders are not deemed to hold attributable interests in the Company. Accordingly, the other media interests of any shareholders whose voting interests in the Company meet or exceed the attribution thresholds described above will now be combined with the Company’s interests for purposes of determining compliance with FCC ownership rules.

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

     ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding attributable interests therein and compliance with the Communications Act’s limitations on alien ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.

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

     Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement action by the FCC. The agency recently has engaged in more aggressive enforcement of its indecency regulations than has generally been the case in the past. In addition to imposing more stringent fines, the Commission has indicated that it may begin license revocation procedures for “serious” violations of the indecency law. Furthermore, Congress is considering legislation that would substantially increase the current per-violation maximum fine for indecency violations and would mandate license revocation proceedings for licensees with multiple violations.

     In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the Company adopted a compliance plan intended to avoid future indecency violations, (ii) the Company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the Company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the Company based on allegedly indecent broadcasts, and agreed not to use against the Company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the Company’s qualifications to hold FCC licenses. A petition requesting that the FCC reconsider its approval of the Decree has been filed and remains pending. If the petition were to be granted by the FCC, or if a court appeal were taken and the court were to invalidate the Decree, then any indecent broadcasts that may have occurred on the Company’s stations could be considered by the FCC, which could have an adverse impact on the Company’s FCC licenses. In addition, petitions have been filed against the license renewal applications of stations WKQX and KPNT, and an informal objection has been filed against the license renewals of the Company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. Consequently, any invalidation of the Decree could result in the petitions and objections being considered in connection with those and possibly other license renewals, which could have an adverse affect on the Company’s FCC licenses.

     Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, contest and lottery advertisements and technical operations, including limits on radio frequency radiation.

     In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”). Certain provisions of this law, such as signal carriage and retransmission consent, have a direct effect on television broadcasting.

     In April 1997, the FCC adopted rules that require television broadcasters to provide digital television (“DTV”) to consumers. The FCC also adopted a table of allotments for DTV, which assigns eligible broadcasters a second channel on which to provide DTV service. The FCC’s DTV allotment plan is based on the use of a “core” DTV spectrum between channels 2-51. Although the Communications Act mandates that each television station return one of its two channels to the FCC by the end of 2006, the Balanced Budget Act of 1997 may effectively extend the transition deadline in some markets by allowing broadcasters to keep both their analog and digital licenses until at least 85% of television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities necessary for DTV operations, among other factors, including the pace of DTV production and sales, may cause delays in the DTV transition. The FCC has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

     Television broadcasters are allowed to use their DTV channels according to their best business judgment, provided that they continue to offer at least one free programming service that is at least comparable to today’s analog service. Digital services and programming can include multiple standard definition program channels, data transfer, subscription video, interactive materials and audio signals (so-called “ancillary” services). The FCC has imposed a fee of 5% of the annual gross revenues for television broadcasters’ use of the DTV spectrum to offer ancillary services. The form and amount of these fees may have a significant effect on the profitability of such services. Broadcasters will not be required to air “high definition” programming. Beginning April 1, 2003, broadcasters operating in digital mode were required to simulcast at least 50% of their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and Fox in the top 10 television markets were required to be on the air with a digital signal by May 1, 1999, and affiliates of those networks in markets 11-30, including KOIN-TV, were required to be on the air with a digital signal by

November 1, 1999; KOIN-TV complied with this deadline. The remaining commercial stations, including all other television stations owned by Emmis, were required to file DTV construction permit applications by November 1, 1999, and were required to be on the air with a digital signal by May 1, 2002, absent an extension on a station-by-station basis. All Emmis’ stations met the November 1, 1999 application deadline. Stations WALA, WKCF and WFTX met the May 1, 2002 on-air deadline, and all other stations subsequently initiated DTV service prior to their extended deadlines, except stations KAII-TV, KHAW-TV, KGMD-TV and KGMV-TV, which, as “satellite” stations, have been granted an extension pending a decision by the FCC on when to require buildout of such stations. Additionally, all of the Emmis stations filed timely applications to “maximize” (expand the coverage of) the DTV facilities to ensure the DTV coverage is equal to or better than the coverage of our analog channels.

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

     When the FCC adopted service rules for the digital television transition, it stated that it would periodically review the transition’s progress. In its first review, completed in 2001, the Commission decided to permit broadcasters to construct initial minimal DTV facilities (i.e., facilities that cover only their cities of license) while retaining interference protection for their allotted and maximized facilities. In September 2004, the FCC issued a decision in its second periodic review of the DTV transition. Among other things, the decision set deadlines by which broadcasters operating with minimal (e.g., reduced power) DTV facilities must either provide DTV service to their full authorized coverage areas or else lose interference protection to the unserved areas. The Commission set July 1, 2005 as the date for affiliates of ABC, NBC, CBS and Fox in the top 100 markets to build out their full facilities or lose protection for the “unused” areas. This deadline applies to all the Emmis television stations except WTHI, KSNT and WKCF. All other stations, including WTHI, KSNT and WKCF, would be required to build out their full facilities by July 1, 2006. In addition, the decision established a multi-step process by which broadcasters may select their post-transition DTV channel within the core DTV spectrum (Channels 2-51). This process began in November 2004, with a goal of having all channel assignments finalized by the end of 2006.

     In January 2001, the FCC issued a preliminary decision regarding the carriage (“must-carry”) rights of digital broadcasters on local cable and certain DBS systems in which the FCC determined that (1) digital-only stations may immediately assert carriage rights on local cable systems; (2) stations that return their analog spectrum and convert to digital operations are entitled to must-carry rights; and (3) a digital-only station asserting must-carry rights is entitled to carriage only of a single programming stream and other “program-related” content, regardless of the number of programs broadcast simultaneously (or “multicast”) on its digital spectrum. In February 2005, the Commission released a decision on reconsideration in which it (1) affirmed its prior tentative conclusion not to impose a dual carriage requirement on cable operators (which would have required them to carry broadcasters’ analog and digital signals simultaneously); and (2) affirmed its prior determination that cable operators are not required to carry more than a single digital programming stream from any particular broadcaster. Further FCC action or legislation on these issues is possible.

     The FCC decided in August 2003 to require, by 2007, all new television sets with screens 13 inches and larger and all TV interface devices (VCRs, etc.) to include the capability of tuning and decoding over-the-air digital signals. In addition, on September 10, 2003, the FCC adopted “plug-and-play” rules for cable adaptability. Under these rules, consumers will be able to plug their cable directly into their digital televisions, without the need for a set-top box. These rules cover one-way programming only; the cable and electronics industries are negotiating an agreement on two-way “plug-and-play” standards that would eliminate the need for set-top boxes for advanced services such as video on demand, impulse pay-per-view and cable operator-enhanced electronic programming guides.

     On November 4, 2003, the Commission adopted anti-piracy protection for digital television in the form of a “broadcast flag.” A broadcast flag is a digital code that can be embedded into a digital broadcasting stream. This will allow a broadcaster, at its discretion, to prevent mass distribution of its digital signal over the Internet, without affecting consumers’ ability to make limited digital copies. Digital television equipment must comply with the FCC’s broadcast flag requirements by July 1, 2005.

     The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites (“DBS”). DBS systems currently are capable of broadcasting over 500 channels of digital television service directly to subscribers equipped with 18-inch receiving dishes and decoders. At this time, several entities provide DBS service to consumers throughout the country. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television programming to DBS viewers and directed the FCC to initiate rule-making proceedings to implement the new system. The statute extended the pre-existing system of permitting satellite distribution of distant network signals only to unserved households in so-called “white areas” (i.e., those that do not receive a Grade B signal from a local network affiliate). This system was designed to protect network-affiliated broadcast stations from the effects of satellite importation of non-local network signals into their markets. SHVIA also “grandfathered” delivery of the signals of television stations via DBS to certain subscribers who may have been receiving such signals in violation of prior law.

     In addition, SHVIA authorized DBS companies to provide local television signals to their subscribers pursuant to a retransmission consent agreement with the station. Moreover, effective January 1, 2002, local television stations became entitled to “must-carry” rights on a DBS system if the system is providing any local television station(s) to its subscribers. In such markets, stations now can choose whether to demand carriage on a DBS system by electing must-carry status or to negotiate with the DBS operator for specific carriage terms by electing retransmission consent status. SHVIA further required broadcasters to negotiate non-exclusive retransmission consent agreements in good faith until January 1, 2006, but provided that broadcasters may enter into agreements with competing DBS carriers on different terms.

     Congress recently passed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on DBS systems. Among other things, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they offer local broadcast service. The new statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing the station’s digital signal power.

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

     In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March of 2005, the FCC announced that pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels.

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

GEOGRAPHIC FINANCIAL INFORMATION

     The Company’s segments operate primarily in the United States with one national radio station located in Hungary and nine radio stations located in Belgium. The following tables summarize relevant financial information by geographic area. Net revenues related to our two stations in Argentina and three stations exchanged in Phoenix are excluded for all periods presented.

	2003	2004	2005
Net Revenues:
Domestic	$527,059	$553,532	$600,994
International	9,164	11,622	17,466

Total	$536,223	$565,154	$618,460

	2003	2004	2005
Noncurrent Assets:
Domestic	$1,991,069	$2,116,536	$1,646,563
International	14,663	17,220	12,014

Total	$2,005,732	$2,133,756	$1,658,577

     ITEM 2. PROPERTIES.

     The following table sets forth information as of February 28, 2005 with respect to offices, studios and broadcast towers of stations and publishing operations currently owned by Emmis. Management believes that the properties are in good condition and are suitable for Emmis’ operations.

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Corporate and Publishing Headquarters/	1998	Owned	—
WLHK-FM/ WIBC-AM/WNOU-FM/
WYXB-FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, IN
WLHK-FM Tower	1985	Owned	—
WNOU-FM Tower	1979	Owned	—
WIBC-AM Tower	1966	Owned	—
WYXB-FM Tower	2003	Owned	—

WRDA-FM/KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM	1998	Leased	December 2007
800 St. Louis Union Station
St. Louis, MO
WRDA-FM Tower	1984	Owned	—
KFTX-FM Tower	1987	Leased	August 2009 with option to March 2023
KIHT-FM Tower	1995	Leased	September 2005 with two 5-year options
KPNT-FM Tower	1987	Owned	—
KSHE-FM Tower	1985	Leased	April 2009

KPWR-FM	1988	Leased	October 2017
KZLA-FM	2002	Leased	October 2017
2600 West Olive
Burbank, CA
KPWR-FM Tower	1993	Leased	October 2012
KZLA-FM tower	1991	Leased	December 2005

WQHT-FM/WRKS-FM/WQCD-FM	1996	Leased	January 2013
395 Hudson Street, 7th Floor
New York, NY
WQHT-FM Tower	1984	Leased	January 2010
WRKS-FM Tower	1984	Leased	November 2005
WQCD-FM Tower	1984	Leased	February 2007

KKFR-FM
5300 N. Central Ave.
Phoenix, AZ	1994	Leased	November 2005
KKFR-FM Tower	1998	Leased	January 2010 (1)

WKQX-FM/WLUP-FM	2000	Leased	December 2015 with 5 year option
230 Merchandise Mart Plaza
Chicago, IL
WKQX-FM Tower	1975	Leased	September 2009
WLUP-FM Tower	1977	Leased	September 2009

KLBJ-AM/FM/KDHT-FM/KGSR-FM/KROX-FM/ KEYI-FM	1998	Leased	March 2008
8309 N. IH 35
Austin, TX
KLBJ-AM Tower	1963	Owned	—
KLBJ-FM Tower	1972	Leased	July 2008
KDHT-FM Tower	1986	Owned	—
KGSR-FM Tower	1997	Owned	—
KROX-FM Tower	1999	Leased	September 2008
KEYI-FM Tower	1985	Leased	August 2010

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Atlanta Magazine Office	2003	Leased	July 2013
260 Peachtree St, Suite 300
Atlanta, GA

Cincinnati Magazine	1996	Leased	November 2006
705 Central Ave., Suite 175
Cincinnati, OH

Texas Monthly	1989	Leased	August 2009
701 Brazos, Suite 1600
Austin, TX

Emmis Books	2003	Leased	June 2006
1700 Madison Rd.
Cincinnati, OH

KHON-TV	1999	Owned	—
88 Piikoi Street
Honolulu, HI
KHON-TV Tower	1978	Leased	December 2008 with 10 year option

WALA-TV	2002	Owned	—
WBPG-TV	2003	Owned	—
1501 Satchel Paige Dr.
Mobile, AL
WALA-TV Tower	1962	Owned	—
WBPG-TV Tower	2001	Leased	July 2010

WFTX-TV	1987	Owned	—
621 Pine Island Road
Cape Coral, FL
WFTX-TV Tower	1985	Owned	—

WLUK-TV	1966	Owned	—
787 Lombardi Avenue
Green Bay, WI
WLUK-TV Tower	1961	Owned	—

WTHI-TV/FM/WWVR-FM	1954	Owned	—
918 Ohio Street
Terre Haute, IN
WTHI-TV Tower	1965	Owned	—
WTHI-FM Tower	1954	Owned	—
WWVR-FM Tower	1966	Owned	—

WVUE-TV	1972	Owned	—
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower	1963	Owned	—

WKCF-TV	1998	Owned	—
31 Skyline Drive
Lake Mary, FL
WKCF-TV Tower	2001	Leased	April 2016

Los Angeles Magazine
5900 Wilshire Blvd., Suite 1000
Los Angeles, CA	2000	Leased	November 2010

Tu Ciudad
5900 Wilshire Blvd., Suite 2100
Los Angeles, CA	2005	Leased	December 2010

Country Sampler
707 Kautz Road
St. Charles, IL	1988	Owned	—

RDS/Co-Opportunities
324 Campus Lane, Suite B
Suisun, CA	1989	Leased	March 2007

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Emmis West (Corporate)
3500 West Olive Avenue, Suite 1450
Burbank, CA	2004	Leased	February 2014[1]

Slager Radio
1011
Budapest
Fo u. 14-18	2005	Leased	March 2010
Slager Tower	1998	Leased	October 2009

Emmis Belgium
Assesteenweg 65
B-1740 Ternat	2003	Leased	April 2013
BeOneTower	2004	Owned	—

KOIN-TV
222 S.W. Columbia St.
Portland, OR	1984	Leased	June 2083 with 99 year option
KOIN-TV Tower	1953	Owned	—

KSNT-TV
6835 N.W. U.S. Hwy 24
Topeka, KS	1967	Owned	—
KSNT-TV Tower	1967	Owned	—

WSAZ-TV
645 5th Avenue
Huntington, WV	1971	Owned	—
WSAZ-TV Tower	1954	Owned	—

KGMB-TV
1534 Kapiolani Blvd.
Honolulu, HI	1952	Owned	—
KGMB-TV Tower	1962	Owned	—

KMTV-TV
10714 Mockingbird Dr.
Omaha, NE	1978	Owned	—
KMTV-TV Tower	1967	Owned	—

KGUN-TV
7280 E. Rosewood
Tucson, AZ	1990	Owned	—
KGUN-TV Tower	1956	Leased	July 2016

KRQE-TV
13 Broadcast Plaza S.W.
Albuquerque, NM	1953	Owned	—
KRQE-TV Tower	1959	Owned	—

KSNW-TV
833 N. Main St.
Wichita, KS	1955	Owned	—
KSNW-TV Tower	1955	Owned	—

1 Emmis has the right to terminate 5 years from inception of the lease

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

     In January 2005, we received a subpoena from the Office of Attorney General of the State of New York, as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York

Attorney General’s investigation of record company promotional practices. We are cooperating with this investigation. We do not expect that the outcome of this matter would have a material impact on our financial position, results of operations or cash flows.

     In March, 2005, we received a subpoena from the Office of Attorney General of the State of New York in connection with the New York Attorney General’s investigation of a contest at one of our radio stations in New York City. We are cooperating with this investigation and do not expect that the outcome of this matter would have a material impact on our financial position, results of operations or cash flows.

     During the Company’s fiscal quarter ended August 31, 2004, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. These challenges are currently pending before the Commission, but Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals. See “Federal Regulation of Broadcasting” for further discussion.

     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis is currently investigating this matter, but based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.

     On May 16, 2005, the Company commenced its “Dutch Auction” tender offer and Emmis filed Articles of Correction with the Indiana Secretary of State to correct the anti-dilution adjustment provisions of its outstanding convertible preferred stock. The Articles of Correction will implement the original agreement of the parties by correcting a mistake in the anti-dilution provisions relating to a tender offer by Emmis involving the purchase of shares of common stock for consideration representing more than 15% of the Company’s market capitalization. Upon the completion of the “Dutch Auction” tender offer, the anti-dilution provisions, as originally filed, would have resulted in the holders of the convertible preferred stock receiving a substantially greater reduction in the conversion price than was the original expectation of the parties. The revised anti-dilution provisions in the Articles of Correction reflect the original intent of the parties by including a customary anti-dilution formula for tender offers. Following the filing of the Articles of Correction, Emmis filed a lawsuit in Indiana State Court seeking, in part, a declaratory judgment authorizing the correction or reformation of the anti-dilution provisions in its second amended and restated Articles of Incorporation so that they are consistent with those in the Articles of Correction. The “Dutch Auction” tender offer is contingent on Emmis either prevailing in the lawsuit for declaratory judgment or resolving the subject matter of the lawsuit in a manner satisfactory to it. Emmis intends to actively seek to settle the lawsuit in a manner that is consistent with the revised anti-dilution provisions in the Articles of Correction. If Emmis does not prevail in the lawsuit or resolve it in a timely manner, Emmis intends to examine other alternatives to deliver value to its shareholders, which may include reducing the size of the tender offer so that no anti-dilution adjustment is triggered.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 28,	ELECTED
NAME	POSITION	2005	OFFICER
Randall D. Bongarten	Television Division President	54	2000
Richard F. Cummings	Radio Division President	52	1984
Michael Levitan	Executive Vice President of Human Resources	47	2002
Gary Thoe	Publishing Division President	48	1998
Paul W. Fiddick	International Division President	54	2002

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

     Richard F. Cummings was the Program Director of WLHK (formerly WENS) from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President of Programming in 1988 and became Radio Division President in December 2001.

     Michael Levitan was the Senior Vice President of Human Resources from September 2000 to March 2004 when he became the Executive Vice President of Human Resources. Prior to joining Emmis, Mr. Levitan served as Director of Human Resources for Apple Computer and as Executive Director of Organizational Effectiveness and Assistant to the President of Cummins Engine.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock.

     The following table sets forth the high and low bid prices of the Class A common stock for the periods indicated. No dividends were paid during any such periods.

QUARTER ENDED	HIGH	LOW
May 2003	21.24	14.84
August 2003	23.87	18.68
November 2003	24.06	18.00
February 2004	28.65	22.74

May 2004	25.95	20.84
August 2004	21.96	18.90
November 2004	20.01	17.40
February 2005	19.43	17.08

     At May 6, 2005 there were 5,461 record holders of the Class A common stock, and there was one record holder of the Class B common stock.

     Emmis intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.

     Emmis made no purchases of its equity securities during the fourth quarter or any previous quarter of its fiscal year ended February 28, 2005.

ITEM 6. SELECTED FINANCIAL DATA

Emmis Communications Corporation
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
	(in thousands, except per share data)
	2001	2002	2003	2004	2005
OPERATING DATA:
Net revenues	$453,657	$510,307	$536,223	$565,154	$618,460
Station operating expenses, excluding noncash compensation	282,807	330,585	333,678	355,732	384,522
Corporate expenses, excluding noncash compensation	17,601	20,283	21,359	24,105	30,792
Time brokerage fees	3,494	—	—	—	—
Depreciation and amortization (1)	72,990	94,800	42,334	45,701	46,201
Noncash compensation	5,400	8,918	21,754	22,722	16,570
Restructuring fees	2,057	768	—	—	—
Impairment loss and other (2)	2,000	10,672	—	12,400	—
Operating income	67,308	44,281	117,098	104,494	140,375
Interest expense	71,936	128,807	103,617	85,958	66,657
Loss on debt extinguishment (3)	—	1,748	13,506	—	97,248
Other income (loss), net (4)	37,865	(4,379)	5,722	(193)	(1,746)

Income (loss) before income taxes, discontinued operations minority interest and cumulative effect of accounting change	33,237	(90,653)	5,697	18,343	(25,276)
Income (loss) from continuing operations	14,837	(64,290)	(1,761)	6,440	(43,703)
Net income (loss) (5)	13,736	(64,108)	(164,468)	2,256	(304,368)
Net income (loss) available to common shareholders	4,752	(73,092)	(173,452)	(6,728)	(313,352)

Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$0.12	$(1.55)	$(0.20)	$(0.05)	$(0.94)
Discontinued operations, net of tax	(0.02)	0.01	0.09	(0.07)	0.76
Cumulative effect of accounting change, net of tax	—	—	(3.16)	—	(5.40)

Net income (loss) available to common shareholders	$0.10	$(1.54)	$(3.27)	$(0.12)	$(5.58)

Diluted:
Continuing operations	$0.12	$(1.55)	$(0.20)	$(0.05)	$(0.94)
Discontinued operations, net of tax	(0.02)	0.01	0.09	(0.07)	0.76
Cumulative effect of accounting change, net of tax	—	—	(3.16)	—	(5.40)

Net income (loss) available to common shareholders	$0.10	$(1.54)	$(3.27)	$(0.12)	$(5.58)

Weighted average common shares outstanding:
Basic	46,869	47,334	53,014	54,716	56,129
Diluted	47,940	47,334	53,014	54,716	56,129

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2001	2002	2003	2004	2005
BALANCE SHEET DATA:
Cash	$59,899	$6,362	$16,079	$19,970	$16,054
Working capital (6)	97,885	19,828	28,024	10,532	48,517
Net intangible assets (7)	1,838,961	1,794,826	1,586,786	1,723,371	1,348,610
Total assets	2,555,872	2,559,069	2,165,413	2,300,569	1,823,035
Long-term credit facility, senior subordinated debt, senior discount notes and liquidation preference of preferred stock (8)	1,523,750	1,487,257	1,338,539	1,367,929	1,317,558
Shareholders’ equity	807,471	735,557	704,705	748,946	452,592

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2001	2002	2003	2004	2005
OTHER DATA:
Cash flows from (used in):
Operating activities	$97,730	$69,377	$95,149	$118,165	$122,804
Investing activities	(1,110,755)	(175,105)	106,301	(146,359)	54,349
Financing activities	1,055,554	52,191	(191,733)	32,085	(181,069)
Capital expenditures	26,225	30,135	30,549	30,191	25,233
Cash paid for taxes	550	1,281	887	1,143	286

(1)	Included in depreciation and amortization expense for fiscal 2001 and 2002 is amortization expense of $39.5 million and $54.6 million, respectively, related to amortization of our goodwill and FCC licenses. We ceased amortization of our goodwill and FCC licenses in fiscal 2003 in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)	The loss in the fiscal year ended February 28, 2001 resulted from a $2.0 million impairment charge in connection with the sale of a radio asset. The loss in the fiscal year ended February 28, 2002 resulted from a $9.1 million asset impairment charge in connection with the planned sale of a radio station and a $1.6 million charge related to the early termination of certain TV contracts. The loss in the fiscal year ended February 29, 2004 resulted from our annual SFAS No. 142 review.

(3)	Loss on debt extinguishment in the fiscal year ended February 28, 2002 relates to the write-off of deferred debt fees associated with early debt extinguishments. Loss on debt extinguishment in the fiscal years ended February 28, 2003 and 2005 relates to the write-off of deferred debt fees and redemption premiums paid for the early retirement of outstanding debt obligations.

(4)	Other income (loss), net for the fiscal year ended February 28, 2001 includes a $22.0 million gain on exchange of assets and a $17.0 million break-up fee received in connection with the sale of WALR-FM in Atlanta, Georgia to Cox Radio, Inc., net of related expenses.

(5)	The net loss in the fiscal year ended February 28, 2003 includes a charge of $167.4 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The net loss in the fiscal year ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of Emerging Issues Task Force (EITF) Topic D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.”

(6)	February 28, 2002 balance excludes assets held for sale of $123.4 million and credit facility debt to be repaid with proceeds of assets held for sale of $135.0 million.

(7)	Excludes intangibles of our two Argentina radio stations sold and our three Phoenix radio stations exchanged.

(8)	February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The following discussion pertains to Emmis Communications Corporation and its subsidiaries (collectively, “Emmis” or the “Company”).

     We own and operate radio, television and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 85% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

	Year ended February 28 (29),
	2003	% of Total	2004	% of Total	2005	% of Total

Net revenues:
Local	$314,483	58.6%	$347,407	61.5%	$383,164	62.0%
National	127,568	23.8%	134,421	23.8%	128,048	20.7%
Political	17,773	3.3%	4,047	0.7%	31,081	5.0%
Publication Sales	20,683	3.9%	21,765	3.9%	18,762	3.0%
Non Traditional	27,099	5.1%	29,109	5.2%	30,261	4.9%
Other	28,617	5.3%	28,405	4.9%	27,144	4.4%

Total net revenues	$536,223		$565,154		$618,460

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

     The Company evaluates on a quarterly basis its ability to realize its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to support realization of certain deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of certain deferred tax assets.

  Insurance Claims and Loss Reserves

     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability.

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

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     During the three year period ended February 28, 2005, we acquired one television station, nine international radio stations in Belgium, and a controlling interest in six domestic radio stations for an aggregate cash purchase price of $121.1 million. We also disposed of two domestic radio stations two international radio stations and one television production company and we exchanged three domestic radio stations for one domestic radio station, collectively receiving cash proceeds of $216.7 million. A recap of the transactions completed during the three years ended February 28, 2005 is summarized hereafter. These transactions impact the comparability of operating results year over year.

     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under time brokerage agreements on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recorded $13.0 million of goodwill associated with the asset swap, but none of this goodwill is deductible for tax purposes.

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. In fiscal 2005, Emmis recorded income from discontinued operations of $4.2 million, consisting of operational losses of $0.5 million, offset by tax benefits of $4.7 million. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso and resulting non-cash write-off of cumulative currency translation adjustments. Votionis had historically been included in the radio reporting segment.

     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations for the duration that the not-for-profit entities retain the licenses. Five of these licenses are for the stations that Emmis began programming in August 2003 and the remaining four related to new stations that Emmis began operating in May 2004. The licenses and Emmis’ exclusive right are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government.

     On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM, (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $35.3 million of goodwill, all of which is deductible for income tax purposes. In addition, Emmis has the option, but not the obligation, to purchase its partner’s entire 49.9% interest in the partnership after a period of approximately five years from the acquisition date based on an 18-multiple of trailing 12-month cash flow.

     Effective March 1, 2003, Emmis completed its acquisition of substantially all of the assets of television station WBPG-TV in Mobile, AL-Pensacola, FL from Pegasus Communications Corporation for approximately $11.7 million, including transaction costs of $0.2 million. We financed the acquisition through borrowings under the credit facility, and the acquisition was accounted for as a purchase. This acquisition allowed us to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since we already owned a television station in the market, WALA.

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corporation for $88.0 million. Emmis had purchased KALC-FM on January 17, 2001, from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Proceeds were used to repay amounts outstanding under our credit facility. Since the agreed-upon sales price for this station was less than its carrying amount as of February 28, 2002, we recognized an impairment loss of $9.1 million in fiscal 2002. Additionally, in fiscal 2003 we recorded an incremental $1.3 million loss in connection with the sale, which is reflected in the accompanying consolidated statements of operations.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2004 COMPARED TO YEAR ENDED FEBRUARY 28, 2005

Net revenue pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina, sold a television production company and exchanged three radio stations in Phoenix for cash and one radio station in Chicago (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The results of our two radio stations in Argentina and our three radio stations in Phoenix have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2004	2005	$ Change	% Change
		(amounts in thousands)
Reported net revenues
Radio	$253,108	$275,920	$22,812	9.0%
Television	235,938	264,865	28,927	12.3%
Publishing	76,108	77,675	1,567	2.1%

Total	565,154	618,460	53,306	9.4%

Plus: Net revenues from assets acquired
Radio	22,924	8,623
Television	—	—
Publishing	—	—

Total	22,924	8,623

Less: Net revenues from stations disposed
Radio	—	—
Television	(1,140)	—
Publishing	—	—

Total	(1,140)	—

Pro forma net revenues
Radio	276,032	284,543	8,511	3.1%
Television	234,798	264,865	30,067	12.8%
Publishing	76,108	77,675	1,567	2.1%

Total	$586,938	$627,083	$40,145	6.8%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions through February 28, 2005, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles.

Net revenues discussion:

     Radio net revenues increased partially as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2003 and the Phoenix-Chicago radio station swap had occurred on March 1, 2003), radio net revenues for the year ended February 28, 2005 would have increased $8.5 million, or 3.1%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the year ended February 28, 2005, on a pro forma basis, net revenues of our domestic radio stations were up 1.0%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up 0.5%. The pro forma effect of including WLUP in our results reduced our domestic radio growth by 1.6%. Still, we believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings driven by our continued investment in quality on-air personalities and format revisions. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage decreased slightly year over year.

     The increase in television net revenues for the year ended February 28, 2005 is principally due to a substantial increase in net political revenues, as there were more political election campaigns in our fiscal 2005 than there were in our fiscal 2004. Net political advertising revenues for fiscal 2004 and 2005 were approximately $4.0 million and $30.1 million, respectively. Excluding political net revenues, we exceeded the average local revenue growth of our markets in fiscal 2005. We believe our commitment to training and developing local sales forces has contributed to our local revenue share growth. In fiscal 2005, our television stations sold a higher percentage of their inventory and charged higher rates for the inventory sold due to ratings improvements at our stations and strong demand in several of our markets, primarily the result of political advertisements.

     Our publishing division has experienced slow, steady growth, as our magazines are generally mature properties with limited direct competition.

     On a consolidated basis, pro forma net revenues for the year ended February 28, 2005 increased $40.1 million, or 6.8%, due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina, sold a television production company and exchanged three radio stations in Phoenix for cash and one radio station in Chicago (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The results of our two radio stations in Argentina and our three radio stations in Phoenix have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2004	2005	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$139,438	$155,503	$16,065	11.5%
Television	150,485	161,149	10,664	7.1%
Publishing	65,809	67,870	2,061	3.1%

Total	355,732	384,522	28,790	8.1%

Plus: Station operating expenses, excluding noncash compensation from assets acquired:
Radio	13,636	5,882
Television	—	—
Publishing	—	—

Total	13,636	5,882

Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—
Television	(944)	—
Publishing	—	—

Total	(944)	—

Pro forma station operating expenses, excluding noncash compensation
Radio	153,074	161,385	8,311	5.4%
Television	149,541	161,149	11,608	7.8%
Publishing	65,809	67,870	2,061	3.1%

Total	$368,424	$390,404	$21,980	6.0%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions through February 28, 2005, irrespective of materiality. These pro forma results include the impact of the sale of our television production company and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles.

Station operating expenses, excluding noncash compensation discussion:

     Radio station operating expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003 and WLUP-FM in Chicago in the fourth quarter of fiscal 2005. The increase also relates to higher music license fees, higher sales-related costs, higher insurance and health-related costs, higher programming costs in our New York and Los Angeles markets and an incremental $2.1 million of cash compensation in the year ended February 28, 2005 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Television station operating expenses, excluding noncash compensation increased principally due to higher sales-related costs, higher programming costs and higher insurance and health-related costs. The increase also relates to an incremental $2.5 million of cash compensation in the year ended February 28, 2005 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Publishing station operating expenses, excluding noncash compensation increased due to an incremental $0.8 million of cash compensation in the year ended February 28, 2005 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below) as well as higher insurance and health-related costs.

     On a consolidated basis, pro forma station operating expenses, excluding noncash compensation, for the year ended February 28, 2005 increased $22.0 million, or 6.0%, due to the effect of the items described above.

Noncash compensation expenses:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$6,954	$4,822	$(2,132)	(30.7)%
Television	7,715	5,197	(2,518)	(32.6)%
Publishing	2,780	2,007	(773)	(27.8)%
Corporate	5,273	4,544	(729)	(13.8)%

Total noncash compensation expense	$22,722	$16,570	$(6,152)	(27.1)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches of common stock in our 401(k) plans and common stock issued to employees pursuant to our stock compensation program. Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change resulted in a $4.3 million decrease in the Company’s noncash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. Effective January 1, 2005, we further curtailed our stock compensation program by eliminating mandatory participation for employees making less than $180,000 per year. For calendar 2005, this change is expected to result in an estimated $7 million decrease in the Company’s noncash compensation expense and a corresponding increase in the Company’s cash operating expense. No formal decisions have been made regarding the stock compensation program’s status beyond December 2005.

     As a result of the modifications to our stock compensation programs for calendar 2004 and 2005, the noncash compensation expense of the stock compensation program decreased approximately $4.2 million from $16.0 million in fiscal 2004 to $11.8 million in fiscal 2005. The remaining decrease of $2.0 million is primarily attributable to a higher portion of bonuses and incentive awards being paid in cash at the election of the Company as opposed to being paid in the form of stock in the prior periods.

     On March 1, 2005, Emmis granted approximately 250,000 shares of restricted stock to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grant. Although Emmis does not expect to begin expensing stock options until at least March 1, 2006 (pursuant to SFAS No. 123R), it will expense the value of these restricted stock grants over their applicable vesting period, which ranges from 2 to 3 years. The Company expects the expense associated with these restricted stock grants to be approximately $2.0 million in fiscal 2006.

Corporate expenses, excluding noncash compensation:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$24,105	$30,792	6,687	27.7%

     Approximately $4.0 million of the increase in corporate expenses, excluding noncash compensation in the year ended February 28, 2005 consists of professional fees associated with our television digital spectrum initiative. An additional $1.0 million of the increase relates to our donation to tsunami relief efforts. The remaining increase is due to higher insurance and health care costs, as well as higher corporate governance costs associated with compliance with the Sarbanes-Oxley Act and related regulations. We expect to incur less than $1.0 million of professional fees associated with our continued organizational efforts for our television digital spectrum initiative in our year ended February 28, 2006.

Depreciation and amortization:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,564	$8,683	$119	1.4%
Television	30,174	30,156	(18)	(0.1)%
Publishing	873	858	(15)	(1.7)%
Corporate	6,090	6,504	414	6.8%

Total depreciation and amortization	$45,701	$46,201	$500	1.1%

     The increase in corporate depreciation and amortization is primarily related to the depreciation of computer software and equipment added in recent years.

Operating income:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$98,152	$106,912	$8,760	8.9%
Television	35,164	68,363	33,199	94.4%
Publishing	6,646	6,940	294	4.4%
Corporate	(35,468)	(41,840)	(6,372)	18.0%

Total operating income	$104,494	$140,375	$35,881	34.3%

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

     Television operating income increased due to substantially higher net revenues, partially offset by higher operating expenses. In fiscal 2005 there were many more political elections than the prior fiscal year. In addition, our television stations have collectively gained market revenue share as they monetize higher station ratings. Accordingly, our television operating income was substantially higher in fiscal 2005 as compared to fiscal 2004. However, given that our political advertising net revenues will be significantly lower in our next fiscal year, we expect our television operating income to be lower in fiscal 2006 as compared to fiscal 2005.

     Publishing operating income increased slightly. As previously stated, our publishing division has experienced slow, steady growth as our magazines are generally mature properties with limited direct competition. In the third quarter of fiscal 2005, we initiated the launch of a new magazine targeting acculturated, bilingual, affluent Hispanics in Los Angeles, with the first issue expected to be released in our quarter ended May 31, 2005. We expect to incur approximately $2.1 million of operating losses in our fiscal 2006 related to this new venture.

     Corporate operating loss increased due to the items discussed in corporate operating expenses, excluding noncash compensation as discussed above.

     On a consolidated basis, operating income increased due to the changes in radio, television and publishing operating income, partially offset by higher corporate expenses, as discussed above.

Interest expense:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:	$(85,958)	$(66,657)	$19,301	(22.5)%

     Interest expense decreased as a result of lower interest rates paid on a portion of our senior credit facility debt and interest savings realized with our debt refinancing activity completed in the quarter ended May 31, 2004. During the year ended February 29, 2004, we had interest rate swap agreements outstanding with an aggregate notional amount ranging from $40 million to $230 million that fixed LIBOR at a weighted-average rate of 4.76% to 5.13%. We had no interest rate swap agreements outstanding in the year ended February 28, 2005, and one-month LIBOR as of February 28, 2005 was approximately 2.6%. On May 10, 2004, we completed several debt refinancing transactions that significantly lowered our future interest expense. Based on current debt levels and current LIBOR rates, we expect our annual interest expense to be approximately $63 million. See “Liquidity and Capital Resources” below for further discussion.

Income (loss) before income taxes, minority interest, discontinued operations and accounting change:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:	$18,343	$(25,276)	$(43,619)	Not Applicable

     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.2 million, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt redeemed. Higher operating income and lower interest expense in the year ended February 28, 2005 were more than offset by this loss on debt extinguishment. Also, in the fourth quarter of the year ended February 28, 2005, the Company recorded a loss on disposal of assets of approximately $2.0 million.

Net income (loss):

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$2,256	$(304,368)	$(306,624)	Not Applicable

     The net loss available to common shareholders in the year ended February 28, 2005 is attributable to the loss on debt extinguishment discussed above, net of tax benefits, and the loss associated with the adoption of a new accounting pronouncement, EITF Topic D-108, of $303.0 million, net of tax benefits, partially offset by gains on discontinued operations of $42.3 million, net of tax. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision for income taxes. In our third quarter we completed our evaluation of our statutory tax rate due to changes in our income dispersion in the various tax jurisdictions in which we operate. As a result of this review, we increased the statutory rate we use for our income tax provision from 38% to 41%.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2003 COMPARED TO YEAR ENDED FEBRUARY 29, 2004

Net revenue pro forma reconciliation:

     In the years ended February 28 (29), 2003 and 2004, we sold two radio stations in Denver, Colorado, acquired a 50.1% controlling interest in six radio stations in Austin, Texas, purchased one television station in Mobile, Alabama, and sold a television production company (see Note 6 in the accompanying Notes to Consolidated Financial Statements). Subsequent to February 29, 2004, Emmis sold two radio stations in Argentina and exchanged three of its radio stations in Phoenix for one radio station in Chicago. The historical results of the two Argentina radio stations and three Phoenix radio stations have been classified as discontinued operations and are not included in the reported results below for all periods presented. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2003	2004	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$228,678	$253,108	$24,430	10.7%
Television	234,752	235,938	1,186	0.5%
Publishing	72,793	76,108	3,315	4.6%

Total	536,223	565,154	28,931	5.4%

Plus: Net revenues from stations acquired
Radio	23,395	8,860
Television	1,033	—
Publishing	—	—

Total	24,428	8,860

Less: Net revenues from stations disposed
Radio	(1,238)	—
Television	(3,401)	(1,140)
Publishing	—	—

Total	(4,639)	(1,140)

Pro forma net revenues
Radio	250,835	261,968	11,133	4.4%
Television	232,384	234,798	2,414	1.0%
Publishing	72,793	76,108	3,315	4.6%

Total	$556,012	$572,874	$16,862	3.0%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions in the years ended February 28 (29), 2003 and 2004, irrespective of materiality. These pro forma results include the impact of the sale of our two radio stations in Denver and the television production company and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles.

Net revenues discussion:

     Radio net revenues increased principally as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio net revenues for the year ended February 29, 2004 would have increased $11.1 million, or 4.4%. We monitor the performance of our stations against the aggregate performance of the markets in which we operate. On a pro forma basis, for the year ended February 29, 2004 net revenues of our domestic radio stations were up 3.5%, whereas net revenues in the domestic radio markets in which we operate were up only 2.7%, based on reports for the periods prepared by Miller, Kaplan, Arase & Co., LLP. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold in the current period versus the same period in the prior year. Our advertising inventory sellout decreased slightly year over year.

     The increase in television net revenues for the year ended February 29, 2004 is due to strong growth in local advertising revenues offset by a substantial reduction in net political revenues, as there were fewer political election campaigns in our fiscal 2004. Net political advertising revenues for the year ended February 29, 2004 were approximately $4.0 million. Net political advertising revenues for the year ended February 28, 2003 were approximately $17.5 million. Despite this decrease in net political revenues, ratings improvements and our commitment to training and developing local sales forces have enabled us to increase our share of local advertising revenues.

     Although publishing revenues increased for the year ended February 29, 2004 as compared to the same period in the prior year, the national advertising environment continued to be challenging for our publishing division. However, our magazines have been able to overcome shortfalls in national advertising revenues by producing more custom publications and by increasing special advertiser sections in our magazines.

     On a consolidated basis, net revenues for the year ended February 29, 2004 increased due to the effect of the items described above. On a pro forma basis, net revenues for the year ended February 29, 2004 increased $16.9 million, or 3.0% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

     In the years ended February 28 (29), 2003 and 2004, we sold two radio stations in Denver, Colorado, acquired a 50.1% controlling interest in six radio stations in Austin, Texas, purchased one television station in Mobile, Alabama, and sold a television production company (see Note 6 in the accompanying Notes to Consolidated Financial Statements). Subsequent to February 29, 2004, Emmis sold two radio stations in Argentina and exchanged three of its radio stations in Phoenix for one radio station in Chicago. The historical results of the two Argentina radio stations and three Phoenix radio stations have been classified as discontinued operations and are not included in the reported results below for all periods presented. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2003	2004	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$122,812	$139,438	$16,626	13.5%
Television	148,041	150,485	2,444	1.7%
Publishing	62,825	65,809	2,984	4.7%

Total	333,678	355,732	22,054	6.6%

Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	13,704	5,182
Television	2,431	—
Publishing	—	—

Total	16,135	5,182

Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	(708)	—
Television	(2,322)	(944)
Publishing	—	—

Total	(3,030)	(944)

Pro forma station operating expenses, excluding noncash compensation
Radio	135,808	144,620	8,812	6.5%
Television	148,150	149,541	1,391	0.9%
Publishing	62,825	65,809	2,984	4.7%

Total	$346,783	$359,970	$13,187	3.8%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions in the years ended February 28 (29), 2003 and 2004, irrespective of materiality. These pro forma results include the impact of the sale of our two radio stations in Denver and the television production company and thus differ from the pro forma financial results reflected in Note 7 to the accompanying consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles.

Station operating expenses, excluding noncash compensation discussion:

     Radio station operating expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003. The increase also relates to higher sales-related costs, higher insurance and health-related costs, higher programming costs and the reduction of $2.4 million in noncash compensation expense as more bonuses were paid in cash as opposed to stock in fiscal 2004, which had the impact of increasing cash expenses by an equal amount. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2002 and the Denver radio stations had been sold on March 1, 2002), radio station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 would have increased $8.8 million, or 6.5%.

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

     On a consolidated basis, station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 increased due to the effect of the items described above. On a pro forma basis, station operating expenses, excluding noncash compensation, for the year ended February 29, 2004 increased $13.2 million, or 3.8% due to the effect of the items described above.

Noncash compensation expenses:

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$9,377	$6,954	$(2,423)	(25.8)%
Television	6,528	7,715	1,187	18.2%
Publishing	2,358	2,780	422	17.9%
Corporate	3,491	5,273	1,782	51.0%

Total noncash compensation expense	$21,754	$22,722	$968	4.4%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Our stock compensation program resulted in noncash compensation expense of approximately $15.7 million and $16.0 million for the years ended February 28 (29), 2003 and 2004, respectively. Effective March 1, 2003, Emmis elected to double its 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the Company’s profit sharing plan. This resulted in approximately $1.5 million of additional noncash compensation expense for the year ended February 29, 2004, over the same period in the prior year. These increases were partially offset by the payment of more bonuses in cash as opposed to stock in fiscal 2004 as compared to fiscal 2003.

     Effective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change resulted in a $4.3 million decrease in the Company’s non-cash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2004 stock compensation program remained comparable to the stock compensation programs in effect for each of the last two calendar years.

Corporate expenses, excluding noncash compensation:

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$21,359	$24,105	2,746	12.9%

     Corporate expenses, excluding noncash compensation increased due to higher insurance and health care costs, professional fees associated with our television digital spectrum initiative, funding for training and diversity initiatives and higher corporate governance costs.

Depreciation and amortization:

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$7,097	$8,564	$1,467	20.7%
Television	28,453	30,174	1,721	6.0%
Publishing	1,917	873	(1,044)	(54.5)%
Corporate	4,867	6,090	1,223	25.1%

Total depreciation and amortization	$42,334	$45,701	$3,367	8.0%

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

     Consolidated depreciation and amortization expense increased due to the effect of the items described above.

Operating income:

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$89,392	$98,152	$8,760	9.8%
Television	51,730	35,164	(16,566)	(32.0)%
Publishing	5,693	6,646	953	16.7%
Corporate	(29,717)	(35,468)	(5,751)	19.4%

Total operating income	$117,098	$104,494	$(12,604)	(10.8)%

     Radio operating income increased due to our Austin radio acquisition, partially offset by higher station operating expenses at our existing stations and depreciation and amortization expense, as discussed above. Also noncash compensation in our radio segment decreased by approximately $2.4 million in fiscal 2004, as we paid more bonuses in cash as opposed to stock. As discussed above, the net revenue growth of our stations exceeded the revenue growth in the markets in which we operate.

     Television operating income in fiscal 2004 includes a $12.4 million impairment charge relating to the Company’s annual SFAS No. 142 review. The remaining decrease is attributable to higher noncash compensation expense, higher depreciation and amortization expense, and the reduction in political net revenues, as discussed above.

     Publishing operating income increased due to higher net revenues and lower depreciation and amortization, partially offset by higher station operating expenses, as discussed above. Our publishing division has experienced slow, steady growth, which we expect to continue. Our magazines are generally mature properties with limited direct competition.

     Corporate operating loss increased due to higher corporate expenses, noncash compensation expense, and depreciation and amortization, as discussed above.

     On a consolidated basis, total operating income decreased due to the changes in radio, television and publishing operating income and higher corporate expenses, as discussed above.

Interest expense:

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:	$103,617	$85,958	$(17,659)	(17.0)%

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

Income (loss) before income taxes, minority interest, discontinued operations and accounting change:

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:	$5,697	$18,343	$12,646	222.0%

     Income before income taxes, minority interest, discontinued operations and accounting change increased due to lower interest expense, partially offset by lower operating income as discussed above and due to the following prior year items: (1) the gain on sale of our Denver radio assets of $8.9 million in fiscal 2003, offset by (2) loss on debt extinguishment of $13.5 million in fiscal 2003, and (3) a loss from unconsolidated affiliates of $4.5 million in fiscal 2003.

Net income (loss):

	For the years ended February 28 (29),
	2003	2004	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$(164,468)	$2,256	$166,724	Not Applicable

     Net income increased mainly due to (1) the inclusion in the prior year of a $167.4 million impairment charge, net of a deferred tax benefit, under the cumulative effect of accounting change as an accumulated transition adjustment attributable to the adoption on March 1, 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets,” and (2) a reduction in interest expense as a result of the factors described above, partially offset by the gain on sale of our Denver radio assets of $8.9 million, loss on debt extinguishment of $13.5 million and loss from unconsolidated affiliates of $4.5 million, all included in the prior year, all net of tax.

LIQUIDITY AND CAPITAL RESOURCES

     OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 28, 2005, and employment contracts for key employees, all of which are discussed in Note 9 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

     SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS

     The following table reflects a summary of our contractual cash obligations as of February 28, 2005:

	PAYMENTS DUE BY PERIOD
	(AMOUNTS IN THOUSANDS)
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Cash Obligations:
Long-term debt	$1,186,924	$7,688	$15,870	$16,502	$1,146,864
Operating leases	68,781	9,676	18,134	15,912	25,059
TV program rights payable (1)	49,544	30,910	15,967	2,641	26
Future TV program rights payable (1)	105,569	8,526	40,614	37,956	18,473
Radio broadcast agreements	5,418	1,889	2,718	811	—
Purchase obligations (2)	82,737	27,512	34,949	20,173	103
Employment agreements	66,526	31,745	28,727	5,822	232

Total Contractual Cash Obligations	$1,565,499	$117,946	$156,979	$99,817	$1,190,757

(1)	TV program rights payable represents payments to be made to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future TV program rights payable represents commitments for program rights not available for broadcast as of February 28, 2005.

(2)	Includes contractual commitments to purchase goods and services, including audience measurement information, network affiliation fees and music license fees. Certain of our network affiliation fees are variable based on the financial and/or ratings performance of the station or network. Amounts included above are estimates based on current performance projected through the life of the corresponding affiliation agreement.

We expect to fund these payments primarily with cash flows from operations, but we may also issue additional debt or equity or sell assets.

SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash provided by operations and cash available through revolving loan borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, capital expenditures, working capital, debt service, funding acquisitions and preferred stock dividend requirements. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for discussion of specific segment needs.

     At February 28, 2005, we had cash and cash equivalents of $16.1 million and net working capital of $48.5 million. At February 29, 2004, we had cash and cash equivalents of $20.0 million and net working capital of $10.5 million. The increase in net working capital primarily relates to the repayment of $37.4 million of senior debt classified as current as of February 29, 2004 with the proceeds from our radio station asset exchange with Bonneville.

  Operating Activities

     Net cash flows provided by operating activities were $122.8 million for the year ended February 28, 2005, compared to $118.2 million for the same period of the prior year. The increase in cash flows provided by operating activities for the year ended February 28, 2005, as compared to the same period in the prior year, is due to our increase in net revenues less station operating expenses and corporate expenses, including an increase of approximately $27.0 million in net political revenues in the current year. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters, as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

  Investing Activities

     Cash flows provided by investing activities were $54.3 million for the year ended February 28, 2005, compared to cash used in investing activities of $146.4 million in the same period of the prior year. The increase is primarily attributable to cash received from the sale of two international radio stations and cash received in connection with an exchange of domestic radio stations in the year ended February 28, 2005 as opposed to our purchase of radio stations in the year ended February 29, 2004. Investing activities include capital expenditures and business acquisitions and dispositions.

     As discussed in results of operations above and in Note 6 to the accompanying consolidated financial statements, on January 14, 2005, Emmis closed on its exchange of three radio stations in Phoenix for $74.8 million in cash and one radio station in Chicago. On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its interest in Votionis, S.A., which owns and operates two radio stations in Buenos Aires, Argentina. The proceeds from both transactions were used to repay amounts outstanding under our credit facility. On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million, all of which was funded with borrowings under the credit facility.

     In the years ended February 28 (29), 2003, 2004 and 2005, we had capital expenditures of $30.5 million, $30.2 million and $25.2 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to digital television. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and digital conversion upgrade costs. Although all but one of our television stations as of April 2005 were broadcasting a digital signal, we expect to incur approximately $3 million of costs in our fiscal 2006, $1 million in our fiscal 2007 and $11 million beyond fiscal 2007 through the end of the digital transition to upgrade the digital transmission facilities of our local television stations and satellite stations, and to accommodate the channel changes required by the FCC’s second periodic review. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

     Emmis recently entered into an agreement with Ibiquity Digital Corporation to employ high-definition (HD) radio technology at seventeen of our radio stations over the next three years. Under the agreement, the Company incurred approximately $0.4 million to implement HD radio at two of our stations in fiscal 2005 and expects to incur approximately $3.0 million beyond fiscal 2005 to convert the remaining fifteen stations. Amounts related to our digital radio build-out are included in contractual cash obligations under the heading “Purchase obligations.”

  Financing Activities

     Cash flows used in financing activities were $181.1 million for the year ended February 28, 2005. Cash flows provided by financing activities were $32.1 million for the same period of the prior year.

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6?% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.9 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8?% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12 1/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.1 million in transaction fees and (vi) pay $72.6 million in prepayment and redemption fees.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8?% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest and the redemption was financed with additional borrowings on our new credit facility. The transaction resulted in an additional loss on debt extinguishment of $0.3 million, which Emmis recorded in its quarter ended August 31, 2004.

     The new senior credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675.0 million term loan and (ii) a $350.0 million revolver, of which $100.0 million may be used for letters of credit. The new senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar rate. Beginning one year after closing, the new credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011.

     On August 5, 2004, Emmis exchanged the $375.0 million aggregate principal amount of its 6?% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were substantially the same as the terms of the senior subordinated notes. The notes have no sinking fund requirement and are due in full on May 15, 2012. Interest is payable semi-annually on May 15 and November 15 of each year. Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’ existing wholly-owned domestic subsidiaries that guarantee the new credit facility.

     As discussed in Note 2 to the accompanying consolidated financial statements, in April 2002, Emmis completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. Fifty percent of the net proceeds were used in April 2002 to repay outstanding borrowings under our credit facility. The remainder was invested, and in July 2002 used to redeem approximately 22.6% of our $370.0 million, face value, senior discount notes (see discussion below). As indicated in Investing Activities above, we paid $106.5 million on July 1, 2003 for a controlling 50.1% interest in six radio stations in Austin,

Texas. These funds were borrowed under our senior credit facility. Also, net proceeds of $135.5 million from the sale of two radio stations in Denver were also used to repay outstanding indebtedness under the credit facility during the year ended February 28, 2003.

     As of February 28, 2005, Emmis had $1,179.2 million of long-term corporate indebtedness outstanding under its credit facility ($797.6 million), senior subordinated notes ($375.0 million), senior discount notes ($1.2 million) and an additional $5.4 million of other long-term indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative base rate plus a margin. As of February 28, 2005, our weighted average borrowing rate under our credit facility was approximately 4.4%, and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 5.2%.

     Emmis has incurred significant debt as a result of numerous acquisitions in our radio, television and publishing divisions since 1999. These acquisitions were financed primarily with debt as the Company did not want to dilute the ownership of its common shareholders. The Company has repaid approximately $353.8 million of debt, net of new borrowings, since March 2002 with the proceeds from stock sales, station sales and cash from operations. The Company expects to continue to use its significant cash flows from operations to primarily repay outstanding debt obligations.

     Under the terms of Emmis’ credit facility, our total consolidated debt-to-EBITDA leverage ratio was 5.9x as of February 28, 2005, and the maximum debt-to-EBITDA leverage ratio permitted under our credit facility was 7.25x as of February 28, 2005.

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

     On March 10, 2005, we acquired a national radio network in Slovakia for approximately $17.4 million, which was financed with borrowings under our credit facility.

     At April 22, 2005, we had $206.5 million available under our credit facility, net of $2.5 million in outstanding letters of credit and exclusive of Term B Loan mandatory repayments of up to $37.4 million (see Note 4 of the accompanying consolidated financial statements). As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our minority partner’s entire interest in six radio stations in Austin, Texas after a period of approximately five years from the acquisition date based on an 18-multiple of trailing 12-month cash flow.

     On May 10, 2005, Emmis announced that it has engaged advisors to assist in evaluating strategic alternatives for the Company’s television assets. This process could result in a decision to sell all or a portion of its television assets.

     On May 10, 2005, Emmis also announced that its Board of Directors approved a “Dutch Auction” tender offer to purchase up to 20,250,000 shares of its Class A common stock at a price per share not less than $17.25 and not greater than $19.75. The purchase will be financed from a combination of new borrowings under Emmis’ existing credit facility and new financing. As a result, the tender offer will be subject to the receipt of debt financing on terms and conditions satisfactory to Emmis, in its reasonable judgment, in an amount sufficient to purchase the Class A shares in the tender offer and to pay related fees and expenses. In addition, the Board of Directors authorized a share repurchase program to be made effective after the completion of the tender offer. The share repurchase program would permit Emmis, to the extent that it does not purchase 20,250,000 Class A shares in the tender offer, to purchase up to a number of Class A shares equal to the shortfall plus an additional number of Class A shares equal to 5% of the total outstanding shares after the tender offer. Whether or to what extent Emmis chooses to make such purchases will depend upon market conditions and Emmis’ capital needs, and there is no assurance that Emmis will conclude such purchases for any or all of the authorized amounts remaining.

INTANGIBLES

     At February 28, 2005, approximately 74% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment [“SFAS No. 123(R)”]. SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was expected to be effective as of September 1, 2005 for Emmis, but the SEC recently delayed the effective date, and it is now expected to be effective as of March 1, 2006 for Emmis. We expect the adoption of this accounting pronouncement to have a material impact on our financial results. The historical effect of this accounting pronouncement on our stock options for the years ended February 2003, 2004 and 2005 is presented in Note 1 to our accompanying consolidated financial statements.

     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to the FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value. Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company had retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. EITF Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license, resulting in a write-off. Implementation of EITF Topic D-108 was required no later than Emmis’ fiscal year ending February 28, 2006, but the Company elected to adopt it as of December 1, 2004 and recorded a noncash charge of $303.0 million, net of tax, in its fourth quarter as a cumulative effect of an accounting change. This loss has no impact on the Company’s cash flows or compliance with its debt covenants. Since its adoption of SFAS No. 142 on March 1, 2002, the Company no longer amortizes goodwill for financial statement purposes. Accordingly, reported and pro forma results reflecting the impact of this accounting pronouncement are the same for all periods presented in the accompanying consolidated financial statements.

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

INFLATION

     The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results, particularly since our senior bank debt is entirely floating-rate debt.

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

     Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

     The television and radio broadcasting industries are subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	MP3 players and other personal audio systems that create new ways for individuals to listen to music and other content of their own choosing;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, which could result in additional FM radio broadcast outlets; and

•	digital video recorders that allow viewers to digitally record and play back television programming, which may decrease viewership of commercials and, as a result, lower our advertising revenues.

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

     We have a significant amount of indebtedness. At February 28, 2005, our total indebtedness was approximately $1,186.9 million, and our shareholders’ equity was approximately $452.6 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our credit facility and our other debt instruments, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our businesses.

The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

     Our credit facility and our bond indenture impose significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments.

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

     Our ability to make payments on and to refinance our indebtedness, to pay dividends and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure investors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

     The continued development, growth and operation of our businesses will require substantial capital. In particular, additional acquisitions will require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our new credit facility and proceeds from future issuances of debt and equity both public and private. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.

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

     Although part of our growth strategy is the acquisition of additional radio and television stations, we may not be able to complete all the acquisitions that we agree to make. Station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. Also, the FCC sometimes undertakes review of transactions to determine whether they would result in excessive concentration, even where the transaction complies with the numerical ownership limits. Specifically, the staff has had a policy of ‘‘flagging’’ for closer scrutiny the anticompetitive impact of any transactions that will put one owner in a position to earn 50% or more of the market’s radio advertising revenues or will result in the two largest owners receiving 70% or more of those revenues. While the FCC has noted ‘‘flagging’’ in public notices in the past, current transactions may be ‘‘flagged’’ internally by the FCC without public notice. As discussed below, the FCC’s new rules with respect to media ownership are under court review. We cannot predict how the FCC’s approval process will change based on the outcome of the FCC’s media ownership proceeding or whether such changes would adversely impact us.

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

     Our ability to operate our Company effectively depends, in part, on our success in integrating acquired stations into our operations. These efforts may impose significant strains on our management and financial resources. The pursuit and integration of acquired stations will require substantial attention from our management and will limit the amount of time they can devote to other important matters. Successful integration of acquired stations will depend primarily on our ability to manage our combined operations. If we fail to successfully integrate acquired stations or manage our growth or if we encounter unexpected difficulties during expansion, it could have a negative impact on the performance of acquired stations as well as on our Company as a whole.

An accounting principle that affects the accounting treatment of goodwill and FCC licenses could cause future losses due to asset impairment.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, ‘‘Goodwill and Other Intangible Assets,’’ that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and will be measured for impairment in accordance with SFAS 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ After initial adoption, any impairment losses under SFAS 142 or 144 will be recorded as operating expenses. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $167.4 million, net of tax, reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $54.6 million in the year ended February 28, 2003. We also incurred a $12.4 million impairment loss in the fiscal year ended February 29, 2004 as a result of our annual SFAS 142 review. Although we did not recognize any impairment losses in the year ended February 28, 2005 related to SFAS 142, our future impairment reviews could result in additional write-downs.

One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with investors’.

     As of April 30, 2005, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 52% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.

The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

     The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.

     Recently, the FCC has begun more vigorous enforcement of its indecency rules against the broadcasting industry as a whole. Two Congressional committees have recently conducted hearings relating to indecency. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would automatically subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for future ‘‘serious indecency violations.’’ The FCC has found on a number of occasions recently, chiefly with regard to radio stations, that the content of broadcasts has contained indecent material. The FCC issued fines to the offending licensees. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent ‘‘utterance,’’ in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

     In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the Company adopted a compliance plan intended to avoid future indecency violations, (ii) the Company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the Company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the Company based on allegedly indecent broadcasts and agreed not to use against the Company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the Company’s qualifications to hold FCC licenses. A petition requesting that the FCC reconsider its approval of the Decree has been filed and remains pending. If the petition were to be granted by the FCC, or if a court appeal were taken and the court were to invalidate the decree, then any indecent broadcasts that may have occurred on the Company’s stations could be considered by the FCC, which could have an adverse impact on the Company’s FCC licenses. In addition, petitions have been filed against the license renewal applications of stations WKQX and KPNT, and an informal objection has been filed against the license renewals of the Company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. Consequently, any invalidation of the Decree could result in the petitions and objections being considered in connection with those and possibly other license renewals.

     The Communications Act provides that the FCC must renew a broadcast license if (i) the station involved has served the ‘‘public interest, convenience and necessity’’ and (ii) there have been no ‘‘serious violations’’ of the Act or FCC rules, and no ‘‘other violations’’ of the Act or rules which ‘‘taken together, would constitute a pattern of abuse.’’ If the Commission were to determine that indecency or other violations by one or more of our stations fall within either or both of those definitions, the agency could (x) grant the license renewal applications of the stations with burdensome conditions, such as requirements for periodic reports, (y) grant the applications for less than the full eight-year term in order to allow an early reassessment of the stations, or (z) order an evidentiary hearing before an administrative law judge to determine whether renewal of the stations’ licenses should be denied. If a station’s license renewal were ultimately denied, the station would be required to cease operation permanently. As a result of these developments, we have implemented measures to reduce the risk of broadcasting indecent material in violation of the FCC’s rules. These and other future modifications to our programming to reduce the risk of indecency violations could have an adverse effect on our competitive position.

     Legislation is pending in Congress which would, among other things, (i) increase very substantially the fines for indecent broadcasts, (ii) specify that all indecency violations are “serious” violations for license renewal purposes and (iii) mandate an evidentiary hearing on the license renewal application of any station that has had three indecency violations during its license term.

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

     We are dependent on licenses from the FCC, which regulates the radio and television broadcasting industries in the United States. The radio and television broadcasting industries in the United States are subject to extensive and changing regulation by the FCC. Among other things, the FCC is responsible for the following:

–	assigning frequency bands for broadcasting;

–	determining the particular frequencies, locations and operating power of stations;

–	issuing, renewing, revoking and modifying station licenses;

–	determining whether to approve changes in ownership or control of station licenses;

–	regulating equipment used by stations; and

–	adopting and implementing regulations and policies that directly affect the ownership, operation, programming and employment practices of stations.

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

     The FCC regulations and policies also affect our growth strategy because the FCC has specific regulations and policies about the number of stations, including radio and television stations, and daily newspapers that an entity may own in any geographic area. As a result of these rules, we may not be able to acquire more properties in some markets or, on the other hand, we may have to sell some of our properties in a particular market. For example, as a result of our acquisition of Lee Enterprises in October 2000, we own two ‘‘top 4’’ rated television stations in the Honolulu market, which is not permitted by FCC rules. As a result, we have been operating both stations under various temporary waivers to the FCC’s ownership rules. The FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, and in so doing the FCC ordered companies with temporary waivers (including us) to file divesting applications to achieve compliance. However, the implementation of the new rules has been appealed in Federal court by a number of broadcasters (including us) and other groups, and the court has issued an indefinite stay, which has prevented the new rules from becoming effective. We cannot predict when or how the court will rule on the appeal. When and if the stay is lifted, we will likely have to either file a divesting application or seek a permanent waiver of the new rules. If we are required to divest a station on short notice, we may not realize the full value of that station.

     Jeffrey H. Smulyan’s voting interest in the Company has fallen below 50% for FCC control purposes. The FCC does not take into account stock options exercisable within 60 days as does Exchange Act Rule 13d-3. As a result, the Company is no longer eligible for an exemption from the FCC’s “ownership attribution” rules. Therefore, the media interests of minority shareholders who have voting interests in the Company of 5% or more—20% or more in the case of certain categories of institutional investors—will be attributed to us. Attribution of minority shareholders’ media interests to us could materially and adversely affect our business as a result of the increased cost of regulatory compliance and monitoring activities, the increased obstacles to our growth strategy or the mandatory divestment of our properties. Further, though we obtained FCC approval for the reduction in Mr. Smulyan’s voting interest, we may need to seek additional approval prior to further material reductions in his interest.

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

     In June of 2003, the FCC substantially modified its rules governing ownership of broadcast stations. The new rules (i) increase to 45% the national ‘‘cap’’ on the number of television stations that can be owned nationwide by an entity or affiliated group, (ii) generally permit common ownership of two television stations within a given market (and three stations in some of the largest markets), (iii) allow, for the first time in many years, common ownership of broadcast stations and daily newspapers in most markets, (iv) generally allow common ownership of television and radio stations within a given market, and (v) change the definition of ‘‘market’’ for purposes of the rules restricting the number of radio stations that may be commonly owned within a given market. The new rules were appealed in federal court, and in September of 2003, the court stayed the effectiveness of the new rules, pending a decision in the appeal. As a result of the stay, the former ownership rules were reinstated. We cannot predict the outcome of the appeal.

     Recent federal legislation set the national TV ownership ‘‘cap’’ at 39%, superseding the increase to 45% adopted by the FCC. This represents an increase from the 35% limit previously in place, and its immediate effect is to allow on a permanent basis the existing levels of station ownership by the Fox and CBS networks, which previously had been allowed only as a result of a temporary waiver of the 35% limit. This may give Fox and CBS a competitive advantage over us, since they have much greater financial and other resources than we have.

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

     As a result of our acquisition of Lee Enterprises in October 2000, we own two ‘‘top 4’’ rated television stations in the Honolulu market, which is not permitted by FCC rules. As a result, we have been operating both stations under various temporary waivers to the FCC’s ownership rules. The FCC has adopted new local television ownership rules which continue to prohibit the ownership of two top-rated television stations in a single market, and in so doing the FCC ordered companies with temporary waivers (including us) to file divesting applications to achieve compliance. However, the implementation of the new rules has been appealed in Federal court by a number of broadcasters (including us) and other groups, and the court has issued an indefinite stay, which has prevented the new rules from becoming effective. We cannot predict when or how the court will rule on the appeal. When and if the stay is lifted, we will likely have to either file a divesting application or seek a permanent waiver of the new rules. If we are required to divest a station on short notice, we may not realize the full value of that station.

Our business strategy and our ability to operate profitably depends on the continued services of our key employees, the loss of whom could materially adversely affect our business.

     Our ability to maintain our competitive position depends to a significant extent on the efforts and abilities of our senior management team and certain key employees. Although all of our executive officers are currently under employment agreements, their managerial, technical and other services would be difficult to replace if we lose the services of one or more of them or other key personnel. Our business could be seriously harmed if one of them decides to join a competitor or otherwise competes directly or indirectly against us.

     Our radio and television stations employ or independently contract with several on-air personalities and hosts of syndicated radio and television programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. These individuals may not remain with our radio and television stations and may not retain their audiences.

Our current and future operations are subject to certain risks that are unique to operating in a foreign country.

     We currently have several international operations, including a 59.5% interest in a national radio station in Hungary, as well as operations in Slovakia and Belgium, and, therefore, we are exposed to risks inherent in international business operations. We may pursue opportunities to buy additional broadcasting properties in other foreign countries. The risks of doing business in foreign countries include the following:

–	changing regulatory or taxation policies;

–	currency exchange risks;

–	changes in diplomatic relations or hostility from local populations;

–	seizure of our property by the government or restrictions on our ability to transfer our property or earnings out of the foreign country;

–	potential instability of foreign governments, which might result in losses against which we are not insured; and

–	difficulty of enforcing agreements and collecting receivables through some foreign legal systems.

Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.

     We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of February 28, 2005. This effort included documenting and testing our internal controls. As of February 28, 2005, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.

FORWARD-LOOKING STATEMENTS

     This report includes or incorporates forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of words such as “intend,” “plan,” “may,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

     Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the following:

•	material adverse changes in economic conditions in the markets of our Company;

•	the ability of our stations and magazines to attract and retain advertisers;

•	loss of key personnel

•	the ability of our stations to attract quality programming and our magazines to attract good editors, writers and photographers;

•	uncertainty as to the ability of our stations to increase or sustain audience share for their programs and our magazines to increase or sustain subscriber demand;

•	competition from other media and the impact of significant competition for advertising revenues from other media;

•	future regulatory actions and conditions in the operating areas of our Company;

•	the necessity for additional capital expenditures and whether our programming and other expenses increase at a rate faster than expected;

•	increasingly hostile reaction of various individuals and groups, including the government, to certain content broadcast on radio and television stations in the United States;

•	financial community and rating agency perceptions of our business, operations and financial condition and the industry in which we operate;

•	the effects of terrorist attacks, political instability, war and other significant events;

•	whether pending transactions, if any, are completed on the terms and at the times set forth, if at all;

•	other risks and uncertainties inherent in the radio and television broadcasting and magazine publishing businesses.

The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GENERAL

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Emmis due to adverse changes in financial and commodity market prices and rates. Emmis is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR) and foreign currency exchange rates. To manage interest-rate exposure, Emmis periodically enters into interest-rate derivative agreements. Emmis does not use financial instruments for trading and is not a party to any leveraged derivatives. As of February 28, 2005, Emmis was not a party to any interest-rate derivative agreements.

INTEREST RATES

     At February 28, 2005, the entire outstanding balance under our credit facility, approximately 68% of Emmis’ total outstanding debt (credit facility, senior subordinated debt and senior discount notes), bears interest at variable rates. The credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of Emmis’ total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. Emmis currently has no interest rate derivative arrangements, as its total leverage ratio, as defined, was less than 6:1 as of February 28, 2005.

     Based on amounts outstanding at February 28, 2005, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $8.0 million.

FOREIGN CURRENCY

     Emmis owns a 59.5% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary’s operations are measured in its local currency (forint). Emmis has a natural hedge against currency fluctuations between the forint and the U.S. dollar since most of the subsidiary’s long-term obligations are denominated in Hungarian forints. Emmis owns nine radio stations in Belgium, which are consolidated in the accompanying financial statements, and its investment to date is approximately $7.8 million. These subsidiaries’ operations are measured in their local currency (Euro). Subsequent to the balance sheet date, Emmis purchased a radio network in Slovakia for approximately $17.4 million. This subsidiary is measured in its local currency (koruna). While Emmis management cannot predict the most likely average or end-of-period forint to dollar, Euro to dollar, or koruna to dollar exchange rates for calendar 2005, we believe any devaluation of the forint, Euro or koruna would have an immaterial effect on our financial statements taken as a whole, as the Hungarian, Belgian and Slovakian stations accounted for approximately 2.8% of Emmis’ total revenues and approximately 1.1% of Emmis’ total assets as of, and for the year ended, February 28, 2005.

     At February 28, 2005, the Hungarian subsidiary had $0.7 million of U.S. dollar denominated loans outstanding. The Hungarian subsidiary repaid less than $0.1 million of U.S. dollar denominated loans during fiscal 2005. The Belgium stations had no U.S. dollar denominated loans outstanding during fiscal 2005 or at February 28, 2005.

Emmis currently does not maintain any derivative instruments to mitigate the exposure to foreign currency translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Emmis Communications Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Emmis Communications Corporation’s principal executive and principal financial officers and effected by Emmis Communications Corporation’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Emmis Communications Corporation;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Emmis Communications Corporation are being made only in accordance with authorizations of management and directors of Emmis Communications Corporation; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Emmis Communications Corporation’s assets that could have a material effect on the financial statements.

     Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2005, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2005.

     The Company’s independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on management’s assessment of Emmis Communications Corporation’s internal control over financial reporting as of February 28, 2005, which report is included herein.

/s/ Jeffrey H. Smulyan	/s/ Walter Z. Berger

Jeffrey H. Smulyan	Walter Z. Berger
President and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control over Financial Reporting”, that Emmis Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emmis Communication Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Emmis Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2005 and February 29, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005 of Emmis Communications Corporation and Subsidiaries and our report dated May 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2005 and February 29, 2004 and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2005 and February 29, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1t and Note 8 to the financial statements, effective March 1, 2002 and December 1, 2004, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” and EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emmis Communications Corporation and Subsidiaries’ internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 16, 2005

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2003	2004	2005
NET REVENUES	$536,223	$565,154	$618,460
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	333,678	355,732	384,522
Corporate expenses, excluding noncash compensation	21,359	24,105	30,792
Depreciation and amortization	42,334	45,701	46,201
Noncash compensation	21,754	22,722	16,570
Impairment loss	—	12,400	—

Total operating expenses	419,125	460,660	478,085

OPERATING INCOME	117,098	104,494	140,375

OTHER INCOME (EXPENSE):
Interest expense	(103,617)	(85,958)	(66,657)
Gain (loss) on sale of assets	9,313	1,247	(2,630)
Loss in unconsolidated affiliates	(4,544)	(375)	(1,235)
Loss on debt extinguishment	(13,506)	—	(97,248)
Other income (expense), net	953	(1,065)	2,119

Total other income (expense)	(111,401)	(86,151)	(165,651)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	5,697	18,343	(25,276)
PROVISION FOR INCOME TAXES	7,458	10,025	15,941
MINORITY INTEREST EXPENSE, NET OF TAX	—	1,878	2,486

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,761)	6,440	(43,703)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	4,693	(4,184)	42,335

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	2,932	2,256	(1,368)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX OF $102,600 IN 2003 AND $185,450 IN 2005	(167,400)	—	(303,000)

NET INCOME (LOSS)	(164,468)	2,256	(304,368)
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,984

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(173,452)	$(6,728)	$(313,352)

The accompanying notes to consolidated financial statements are an integral part of these statements.

In the years ended February 28 (29), 2003, 2004 and 2005, $18.3 million, $17.4 million and $12.1 million, respectively, of our noncash compensation was attributable to our stations, while $3.5 million, $5.3 million and $4.5 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations, before accounting change	$(0.20)	$(0.05)	$(0.94)
Discontinued operations, net of tax	0.09	(0.07)	0.76
Cumulative effect of accounting change, net of tax	(3.16)	—	(5.40)

Net income (loss) available to common shareholders	$(3.27)	$(0.12)	$(5.58)

DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations, before accounting change	$(0.20)	$(0.05)	$(0.94)
Discontinued operations, net of tax	0.09	(0.07)	0.76
Cumulative effect of accounting change, net of tax	(3.16)	—	(5.40)

Net income (loss) available to common shareholders	$(3.27)	$(0.12)	$(5.58)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,970	$16,054
Accounts receivable, net of allowance for doubtful accounts of $3,453 and $3,185, respectively	105,225	106,987
Current portion of TV program rights	13,373	16,562
Prepaid expenses	14,650	16,562
Other	10,145	8,293
Current assets — discontinued operations	3,450	—

Total current assets	166,813	164,458

PROPERTY AND EQUIPMENT:
Land and buildings	92,402	94,342
Leasehold improvements	15,125	15,395
Broadcasting equipment	183,347	194,477
Office equipment and automobiles	59,252	56,957
Construction in progress	12,810	6,799

	362,936	367,970
Less-Accumulated depreciation and amortization	150,950	174,652

Total property and equipment, net	211,986	193,318

INTANGIBLE ASSETS:
Indefinite lived intangibles	1,601,480	1,216,723
Goodwill	94,042	107,020
Other intangibles	69,548	59,173

	1,765,070	1,382,916
Less-Accumulated amortization	41,699	34,306

Total intangible assets, net	1,723,371	1,348,610

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $16,120 and $1,246, repectively	25,268	10,852
TV program rights, net of current portion	10,909	12,170
Investments	10,025	10,323
Deferred tax assets	—	73,219
Deposits and other	6,011	10,085

Total other assets, net	52,213	116,649

Noncurrent assets — discontinued operations	146,186	—

Total assets	$2,300,569	$1,823,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2004	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,514	$28,595
Current maturities of long-term debt	6,539	7,688
Credit facility debt to be repaid with proceeds from asset dispositions	37,389	—
Current portion of TV program rights payable	27,502	30,910
Accrued salaries and commissions	14,337	16,434
Accrued interest	11,697	9,582
Deferred revenue	14,342	14,335
Other	7,589	8,397
Current liabilities — discontinued operations	1,372	—

Total current liabilities	156,281	115,941

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT, NET OF CURRENT PORTION	1,000,756	1,172,563
SENIOR DISCOUNT NOTES	223,423	1,245
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	5,909	5,428
TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	26,266	18,634
OTHER NONCURRENT LIABILITIES	9,309	8,611
MINORITY INTEREST	47,672	48,021
DEFERRED INCOME TAXES	81,994	—
NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	13	—

Total liabilities	1,551,623	1,370,443

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:

Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation preference; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares in 2004 and 2005	29	29
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 50,689,834 shares and 51,621,958 shares in 2004 and 2005, respectively	507	516
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 5,038,920 shares and 4,850,762 shares in 2004 and 2005, respectively	50	48
Additional paid-in capital	1,025,483	1,041,128
Accumulated deficit	(276,002)	(589,354)
Accumulated other comprehensive income (loss)	(1,121)	225

Total shareholders’ equity	748,946	452,592

Total liabilities and shareholders’ equity	$2,300,569	$1,823,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 28, 2005
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2002	2,875,000	$29	42,761,299	$428	5,250,127	$53

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	300,000	3	(300,000)	(3)
Issuance of common stock to employees and officers and related income tax benefits	—	—	1,212,718	12	61,221	—
Sale of Class A Common Stock via secondary offering	—	—	4,600,000	46	—	—
Preferred stock dividends paid	—	—	—	—	—	—

Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in fair value of hedged derivatives	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE FEBRUARY 28, 2003	2,875,000	29	48,874,017	489	5,011,348	50

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	—	—	657,857	6	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	—	—	1,157,960	12	27,572	—
Preferred stock dividends paid	—	—	—	—	—	—

Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in fair value of hedged derivatives	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 29, 2004	2,875,000	29	50,689,834	507	5,038,920	50

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	200,000	2	(200,000)	(2)
Exercise of stock options and related income tax benefits	—	—	101,401	1	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	—	—	630,723	6	11,842	—
Preferred stock dividends paid	—	—	—	—	—	—

Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2005	2,875,000	$29	51,621,958	$516	4,850,762	$48

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2005
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Loss	Equity
BALANCE, FEBRUARY 28, 2002	$843,254	$(95,822)	$(12,385)	$735,557

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Issuance of common stock to employees and related income tax benefits	27,323	—	—	27,335
Sale of Class A Common Stock via secondary offering	120,193	—	—	120,239
Preferred stock dividends paid	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	(164,468)	—
Cumulative translation adjustment	—	—	(8,079)
Change in fair value of hedged derivatives	—	—	3,105
Total comprehensive loss	—	—	—	(169,442)

BALANCE, FEBRUARY 28, 2003	990,770	(269,274)	(17,359)	704,705

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	12,826	—	—	12,832
Issuance of Class A Common Stock to employees and officers and related income tax benefits	21,887	—	—	21,899
Preferred stock dividends paid	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	2,256	—
Cumulative translation adjustment	—	—	13,859
Change in fair value of hedged derivatives	—	—	2,379
Total comprehensive income	—	—	—	18,494

BALANCE, FEBRUARY 29, 2004	1,025,483	(276,002)	(1,121)	748,946

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	(20)	—	—	(19)
Issuance of Class A Common Stock to employees and officers and related income tax benefits	15,665	—	—	15,671
Preferred stock dividends paid	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	(304,368)	—
Cumulative translation adjustment	—	—	1,346
Total comprehensive loss	—	—	—	(303,022)

BALANCE, FEBRUARY 28, 2005	$1,041,128	$(589,354)	$225	$452,592

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2003	2004	2005
OPERATING ACTIVITIES:
Net income (loss)	$(164,468)	$2,256	$(304,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(4,693)	4,184	(42,335)
Impairment loss	—	12,400	—
Loss on debt extinguishment	13,506	—	97,248
Cumulative effect of accounting change, net	167,400	—	303,000
Depreciation and amortization	67,157	74,144	75,974
Accretion of interest on senior discount notes, including amortization of related debt costs	25,777	26,524	5,707
Provision for bad debts	4,102	3,290	3,354
Provision for deferred income taxes	7,458	8,874	15,941
Noncash compensation	21,754	22,722	16,570
Net cash provided from operating activities — discontinued operations	10,445	9,791	3,614
Loss (gain) on sale of assets	(9,313)	(1,247)	2,630
Tax benefits of exercise of stock options	958	2,775	(2,305)
Other	(8,657)	3,640	1,070
Changes in assets and liabilities -
Accounts receivable	(11,207)	(4,132)	(5,116)
Prepaid expenses and other current assets	(3,466)	(67)	(3,249)
Other assets	(4,164)	(2,777)	(6,635)
Accounts payable and accrued liabilities	702	(2,195)	(4,390)
Deferred revenue	(534)	(1,281)	(295)
Cash paid for TV programming rights	(28,298)	(27,854)	(30,221)
Other liabilities	10,690	(12,882)	(3,390)

Net cash provided by operating activities	95,149	118,165	122,804

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,549)	(30,191)	(25,233)
Disposal of property and equipment	2,354	2,106	—
Cash paid for acquisitions	—	(121,126)	—
Proceeds from sale/exchange of stations, net	135,500	3,650	82,078
Deposits on acquisitions and other	(1,004)	(798)	(2,496)

Net cash provided by (used in) investing activities	106,301	(146,359)	54,349

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2003	2004	2005
FINANCING ACTIVITIES:
Payments on long-term debt	(313,525)	(105,066)	(1,464,718)
Proceeds from long-term debt	15,000	138,000	1,376,500
Settlement of tax withholding obligations	(1,937)	(1,774)	(1,586)
Proceeds from the issuance of the Company’s Class A Common Stock, net of transaction costs	120,239	—	—
Proceeds from exercise of stock options and employee stock purchases	6,906	10,555	2,581
Premiums paid to redeem outstanding obligations	(6,678)	—	(72,810)
Payments for debt related costs	(2,754)	(646)	(12,052)
Preferred stock dividends	(8,984)	(8,984)	(8,984)

Net cash provided by (used in) financing activities	(191,733)	32,085	(181,069)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,717	3,891	(3,916)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,362	16,079	19,970

End of period	$16,079	$19,970	$16,054

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$77,090	$56,720	$60,166
Income taxes	887	1,143	286

Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	22,308	25,932	14,650

ACQUISITION OF WBPG-TV
Fair value of assets acquired		$11,854
Cash paid		11,656

Liabilities recorded		$198

ACQUISITION OF AUSTIN RADIO
Fair value of assets acquired		$154,867
Cash paid		106,478

Liabilities recorded		$48,389

ACQUISITION OF BELGIUM RADIO
Fair value of assets acquired		$2,992
Cash paid		2,992

Liabilities recorded		$—

EXCHANGE OF ASSETS FOR WLUP-FM:
Fair value of assets acquired			$128,741
Basis in assets exchanged			147,169
Gain on exchange of assets			56,225
Cash received			(74,778)

Liabilities recorded			$125

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation

     The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis,” the “Company,” or “we”). Emmis’ foreign subsidiaries report on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). All significant intercompany balances and transactions have been eliminated.

     b. Organization

     Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We own and operate seven FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate sixteen FM and two AM radio stations with strong positions in Phoenix, St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. The sixteen television stations Emmis operates serve geographically diverse, mid-sized markets in the U.S., as well as the large markets of Portland and Orlando, and have a variety of television network affiliations: five with CBS, five with Fox, three with NBC, one with ABC and two with WB. In addition to our domestic radio and TV broadcasting properties, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati and Country Sampler and related magazines. Internationally, we operate nine FM radio stations in the Flanders region of Belgium, have a 59.5% interest in a national radio station in Hungary and recently acquired a radio network in Slovakia. We also engage in various businesses ancillary to our business, such as broadcast consulting, broadcast tower leasing and book publishing.

     Substantially all of ECC’s business is conducted through its subsidiaries. The credit facility and senior subordinated notes indenture contain certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances. See the accompanying condensed consolidating financial statements of Emmis Communications Corporation and subsidiaries (Note 14).

     c. Revenue Recognition

     Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues.

     d. Allowance for Doubtful Accounts

     A provision for doubtful accounts is recorded based on management’s judgement of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss activity and existing economic conditions. The activity in the allowance for doubtful accounts during the years ended February 2003, 2004 and 2005 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2003	$2,800	4,102	(3,662)	$3,240
Year ended February 29, 2004	$3,240	3,290	(3,077)	$3,453
Year ended February 28, 2005	$3,453	3,354	(3,622)	$3,185

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

     The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Amortization of program contract costs is computed under either the straight-line method over the contract period or based on usage, whichever yields the greater amortization for each program on a monthly basis. Program contract costs that management expects to be amortized in the succeeding year are classified as current assets. Program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights. Although the asset and liability for programming not currently available for air are not reflected in the accompanying consolidated balance sheets, this programming is evaluated at least annually for impairment.

     f. Time Brokerage Fees

     The Company often enters into time brokerage agreements in connection with acquisitions of radio and television stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into time brokerage agreements in connection with dispositions of radio and television stations. In such cases the Company receives periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.

     As discussed in Note 6, the Company entered into a time brokerage agreement on December 1, 2004 in connection with an exchange of radio stations that closed effective January 1, 2005. Emmis recorded $0.8 million of time brokerage fee revenue, which is reflected in discontinued operations, and recorded $0.2 million of time brokerage fee expense, which is reflected in corporate expenses. For the year ended February 28, 2005, amounts reflected in the Company’s income from operations for the radio station operated under the time brokerage agreement (excluding time brokerage agreement fees) were net revenues of $0.6 million and station operating expenses of $0.4 million.

     g. Noncash Compensation

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and plans to adopt SFAS No. 123(R), as revised, “Share Based Payments,” on March 1, 2006, assuming required implementation of SFAS No. 123R is not further delayed (see Note 1t and 1u).

     In December 2001, Emmis instituted a 10% pay cut for substantially all of its non-contract employees and also began a stock compensation program under its 2001 Equity Incentive Plan. All Emmis employees who were affected by the pay cut were automatically eligible to participate in the stock compensation program, and all other employees are eligible to participate in the program by taking a voluntary pay cut. Each participant in the program could elect to receive the portion of their compensation that was cut in the form of stock that was issued every two weeks or in the form of restricted stock that vested and was issued after the end of the award year in January 2003. The stock that was issued every two weeks was awarded based on the fair market value of Emmis’ Class A Common Stock on the date it was issued. The restricted stock was awarded based on a discount off the initial fair market value of Emmis’ Class A Common Stock. During the years ended February 2003, 2004 and 2005, the stock compensation program reduced cash compensation expense by approximately $15.7 million, $16.0 million and $11.8 million, respectively, but noncash compensation increased by the same amount. We issued approximately 0.7 million, 0.8 million and 0.5 million shares of common stock during the calendar 2002, 2003 and 2004 award years, respectively. Effective January 1, 2005, we further curtailed our stock compensation program by eliminating mandatory participation for employees making less than $180,000 per year.

     Effective March 1, 2003, Emmis elected to double its annual 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of a contribution to the Company’s profit sharing plan. This resulted in approximately $1.5 million of additional noncash compensation expense for the year ended February 29, 2004, as compared to the prior year. Noncash compensation expense related to our 401(k) stock match was $1.7 million in fiscal 2005.

     On March 1, 2005, Emmis granted approximately 250,000 shares of restricted stock to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grant. Although Emmis does not expect to begin expensing stock options until at least March 1, 2006 [pursuant to SFAS No. 123®], it will expense the value of these restricted stock grants over their applicable vesting period, which ranges from 2 to 3 years. The Company expects the expense associated with these restricted stock grants to be approximately $2.0 million in fiscal 2006.

     h. Cash and Cash Equivalents

     Emmis considers time deposits, money market fund shares and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     i. Property and Equipment

     Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years or the life of the lease, whichever is lower for leasehold improvements, and 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended February 2003, 2004 and 2005 was $35.4 million, $38.8 million and $41.4 million, respectively.

     j. Intangible Assets

     Intangible assets are recorded at cost. The cost of the broadcast license for Slager Radio is being amortized over the five-year term of the license, which expires in November 2009. The cost of the broadcast licenses in Belgium is being amortized over the initial nine-year term of the licenses, which expire in December 2012. Other definite-lived intangibles are amortized using the straight-line method over varying periods, none in excess of 40 years. Effective March 1, 2002, we ceased amortization of goodwill and FCC licenses in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 8). FCC licenses are renewed every eight years for a nominal amount, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.

     Subsequent to the acquisition of an intangible asset, Emmis evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and other Intangible Assets.”

     In connection with our fiscal 2004 annual impairment review, we recognized an impairment loss of $12.4 million, which related to our television division. This impairment charge is reflected in impairment loss and other in the accompanying consolidated statements of operations.

     k. Discontinued operations and assets held for sale

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. In fiscal 2005, Emmis recorded income from discontinued operations of $4.2 million, consisting of operational losses of $0.5 million, offset by tax benefits of $4.7 million. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso and resulting non-cash write-off of cumulative currency translation adjustments. Votionis had historically been included in the radio reporting segment. The following table summarizes the net revenues, station operating expenses, depreciation and amortization and pre-tax income (loss) for Votionis for all periods presented:

	Year Ended February 28 (29),
	2003	2004	2005
Net revenues	$2,646	$4,703	$1,693
Station operating expenses, excluding noncash compensation	2,578	3,656	2,019
Depreciation and amortization	306	372	164
Pre-tax income (loss)	(884)	909	(490)
Provision (benefit) for income taxes	—	—	(4,675)

     Votionis operating results were reported on a calendar year and consolidated into the Company’s fiscal year for reporting purposes. Accordingly, the results for its calendar quarter ended March 31, 2004 were consolidated into Emmis’ fiscal quarter ended May 31, 2004. However, the quarter ended May 31, 2004, includes the results of Votionis from January 1, 2004 to May 12, 2004, as the results of operations of Votionis for the period April 1, 2004 through May 12, 2004 were immaterial. Votionis was historically included in the radio reporting segment.

     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash, including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under time brokerage agreements on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recognized a gain on sale of $33.6 million, net of tax, which is included in income from discontinued operations for the year ended February 28, 2005 in the accompanying consolidated financial statements. The following table summarizes the net revenues, station operating expenses, depreciation and amortization and pre-tax income (loss) for the three Phoenix stations for all periods presented:

	Year ended February 28(29),
	2003	2004	2005
Net revenues	$23,494	$26,714	$24,443
Station operating expenses, excluding noncash compensation	12,995	15,691	15,726
Noncash compensation	774	728	468
Depreciation and amortization	730	767	592
Pre-tax income	8,995	9,411	7,650
Provision for income taxes	3,418	3,576	3,142

Net assets related to discontinued operations are classified in the consolidated balance sheet as follows:

	February 29, 2004
	Votionis	Phoenix	Total
Current assets	$2,782	$668	$3,450

Noncurrent assets:
Property and equipment, net	1,144	5,316	6,460
Intangibles, net	3,750	135,486	139,236
Other noncurrent assets	312	178	490

Total assets	$7,988	$141,648	$149,636

Current liabilities	$638	$734	$1,372
Noncurrent liabilities	—	13	13

Total liabilities	$638	$747	$1,385

     l. Advertising and Subscription Acquisition Costs

     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 28 (29), 2004 and 2005, we had approximately $1.6 million and $2.1 million in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2003, 2004 and 2005 was $18.8 million, $17.1 million and $15.7 million, respectively.

     m. Investments

     Emmis has a 50% ownership interest (approximately $5,114 as of February 28 (29), 2004 and 2005) in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. Emmis has a 25% ownership interest (approximately $1,957 and $1,838 as of February 28 (29), 2004 and 2005, respectively) in a company that operates a tower site in Portland, Oregon. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest (approximately $1,308 and $1,306 as of February 28 (29), 2004 and 2005, respectively) in a company that operates a tower site in Austin, Texas. These investments are accounted for using the equity method of accounting. Emmis has numerous other investments that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $1.0 million as of February 28 (29), 2004 or 2005. Collectively, these investments totaled $1.8 million and $1.4 million, respectively, as of February 28 (29), 2004 and 2005.

     Emmis has numerous investments accounted for using the cost method of accounting and all are evaluated at least annually for impairment. No cost method investment balance exceeded $1.0 million as of February 28, (29), 2004 or 2005. Collectively, these investments totaled $1.2 million and $0.7 million, respectively, as of February 28 (29), 2004 and 2005. In fiscal 2004, Emmis reduced the carrying value of one of its cost method investments from approximately $1.0 million to zero as the decline in the value of the investment, as determined by management, was deemed to be other than temporary. This expense is reflected in other income (expense), net in the accompanying consolidated statements of operations.

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

     n. Deferred Revenue and Barter Transactions

     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2003, 2004 and 2005 were $13.6 million, $15.3 million and $12.9 million, respectively, and barter expenses were $15.0 million, $15.6 million, and $13.0 million, respectively.

     o. Foreign Currency Translation

     The functional currency of Slager Radio is the Hungarian forint. Slager Radio’s balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). Slager Radio’s results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio’s financial statements was $2,474, ($1,197), and $836 for the years ended February 2003, 2004, and 2005, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.

     The functional currency of our nine Belgium radio stations is the Euro. These nine stations’ balance sheets have been translated from the Euro to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of nine Belgium radio stations’ financial statements was $510 for the year ended February 2005. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.

     The functional currency of the two stations in Argentina, which were sold in May 2004, is the Argentinean peso, which until January 2002 was tied to the U.S. dollar through the Argentine government’s convertibility plan. In January 2002, the Argentine government allowed the peso to devalue and trade against the U.S. dollar independently. These two stations’ balance sheets have been translated from pesos to U.S. dollars using the exchange rate in effect at the subsidiary’s balance sheet date. The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of their financial statements was $5,605 and ($12,662) for the years ended February 2003 and 2004, respectively. The 2004 adjustment relates primarily to the reclassification to loss on discontinued operations of translation losses previously reported in other comprehensive income.

     p. Earnings Per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (53,014,268 , 54,716,221 and 56,128,590 shares for the years ended February 2003, 2004 and 2005, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2003, 2004 and 2005 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock is not included in the calculation of diluted net income per common share for each of the three years ended February 28, 2005 as the effect of these conversions would be antidilutive. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. Excluded from the calculation of diluted net income per share are 3.7 million weighted average shares that would result from the conversion of preferred shares for the years ended February 2003, 2004 and 2005, respectively. In the years ended February 28, 2003, 2004 and 2005, approximately 0.2 million, 0.3 million and 0.2 million options, respectively, were excluded from the calculation of diluted net income per share as the effect of their conversion would be antidilutive.

q. Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

     r. Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these financial instruments. The Company had no interest-rate swap agreements outstanding as of February 28 (29), 2004 and 2005. Except for the senior subordinated notes and senior discount notes, the carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt. On February 28 (29), 2004 and 2005, the fair value of the senior subordinated notes was approximately $312.0 million and $383.4 million, respectively, and the fair value of the senior discount notes was approximately $267.7 million and $1.4 million, respectively. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

     s. Derivative Financial Instruments

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

     See footnote 4 for discussion of the interest rate swap agreements in effect during fiscal 2003 and 2004.

     t. Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment [“SFAS No. 123®”]. SFAS No. 123® requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair-value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123® requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123® was expected to be effective as of September 1, 2005 for Emmis, but the SEC recently delayed the effective date, and it is now expected to be effective as of March 1, 2006 for Emmis. We expect the adoption of this accounting pronouncement to have a material impact on our financial results. The historical effect of this accounting pronouncement on our stock options for the years ended February 2003, 2004 and 2005 is presented in Note 1u. Also see Note 9f.

     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to the FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value. Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company had retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. EITF Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license, resulting in a write-off. Implementation of EITF Topic D-108 is required no later than Emmis’ fiscal year ending February 28, 2006, but the Company elected to adopt it as of December 1, 2004 and recorded a noncash charge of $303.0 million, net of tax, in its fourth quarter as a cumulative effect of an accounting change. This loss has no impact on the Company’s compliance with its debt covenants or cash flows. Since its adoption of SFAS No. 142 on March 1, 2002, the Company no longer amortizes goodwill for financial statement purposes. Accordingly, reported and pro forma results reflecting the impact of this accounting pronouncement are the same for all periods presented in the accompanying consolidated financial statements.

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

     u. Pro Forma Information Related To Stock-Based Compensation

     As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense. Options with pro rata vesting are expensed on a straight-line basis over the vesting periods.

     Had compensation cost for the Company’s 2003, 2004 and 2005 grants of stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	Year Ended February 28(29),
	2003	2004	2005
Net Loss Available to Common Shareholders:
As Reported	$(173,452)	$(6,728)	$(313,352)
Plus: Reported stock-based employee compensation costs, net of tax	13,487	14,088	9,776
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	(19,730)	(23,903)	(19,272)

Pro Forma	$(179,695)	$(16,543)	$(322,848)

Basic EPS:
As Reported	$(3.27)	$(0.12)	$(5.58)
Pro Forma	$(3.39)	$(0.30)	$(5.75)

Diluted EPS:
As Reported	$(3.27)	$(0.12)	$(5.58)
Pro Forma	$(3.39)	$(0.30)	$(5.75)

     Because the fair-value method of accounting has not been applied to options prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	Year Ended February 28 (29),
	2003	2004	2005
Risk-Free Interest Rate:	3.6%-5.4%	3.4%-4.5%	3.5%-4.4%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	8.3-8.6	8.6-9.2	6.8
Expected Volatility:	57.7%-58.4%	57.8%-58.1%	55.7%-56.4%

     v. Reclassifications

     Certain reclassifications have been made to the prior years financial statements to be consistent with the February 28, 2005 presentation. The reclassifications have no impact on net income (loss) previously reported.

2. COMMON STOCK

     Emmis has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2004 and 2005, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issued and outstanding Class A and Class B common stock.

     In April 2002, Emmis completed the sale of 4.6 million shares of its Class A common stock at $26.80 per share resulting in total proceeds of $123.3 million. The net proceeds were $120.2 million and 50% were used in April 2002 to repay outstanding obligations under our credit facility. The remainder was invested, and in July 2002 was used to redeem approximately 22.6% of our outstanding 12 1/2% senior discount notes (see Note 4).

3. PREFERRED STOCK

     Emmis has authorized 10,000,000 shares of preferred stock, which may be issued with such designations, preferences, limitations and relative rights as Emmis’ Board of Directors may authorize.

     Emmis has 2.875 million shares of 6.25% Series A cumulative convertible preferred stock outstanding, which have a liquidation preference of $50 per share and a par value of $.01 per share. Each preferred share is convertible at the option of the holder into 1.28 shares of Class A common stock, subject to certain events. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share. While Emmis had sufficient liquidity to declare and pay the dividends as they became due, it was not permitted to do so for the October 15, 2001, January 15, 2002, and April 15, 2002 payments because Emmis’ leverage ratio under the senior discount notes indenture exceeded 8:1 and its leverage ratio under the senior subordinated notes indenture exceeded 7:1. Emmis’ board of directors set a record date for payments, but did not declare the dividends. Instead, a wholly-owned, unrestricted subsidiary of Emmis made a payment of $.78125 per share to each preferred shareholder of record. This subsidiary was permitted to make the payments to the preferred shareholders under the senior discount notes and senior subordinated notes indentures. Currently, Emmis meets its leverage ratio requirements under both the senior discount notes indenture and the senior subordinated notes indenture. On July 2, 2002, Emmis’ board of directors declared the April 15, 2002, October 15, 2001 and January 15, 2002 dividend, and deemed the obligation to pay each dividend to have been discharged by the subsidiary’s prior payment. Commencing with the July 15, 2002 dividend, all subsequent dividends have been timely declared and paid by Emmis.

     Emmis may redeem the preferred stock for cash at the following redemption premiums (which are expressed as a percentage of the liquidation preference per share and which step down on October 15 of each subsequent year), plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date:

Year	Amount
2005	100.893%
2006 and thereafter	100.000%

4. CREDIT FACILITY, SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES

     The credit facility, senior subordinated notes and senior discount notes were comprised of the following at February 28 (29), 2004 and 2005:

	2004	2005
Credit Facility
Revolver	$45,000	$131,000
Term Note A	196,083	—
Term Note B	498,750	673,313
8 1/8% Senior Subordinated Notes Due 2009	300,000	—
6 7/8% Senior Subordinated Notes Due 2012	—	375,000
12 1/2% Senior Discount Notes Due 2011	223,423	1,245

	1,263,256	1,180,558

Less: Current Maturities	39,077	6,750

	$1,224,179	$1,173,808

     On May 10, 2004, Emmis refinanced substantially all of its long-term debt. Emmis received $368.4 million in proceeds from the issuance of its 6 7/8% senior subordinated notes due 2012 in the principal amount of $375 million, net of the initial purchasers’ discount of $6.6 million, and borrowed $978.5 million under a new $1.025 billion senior credit facility. The gross proceeds from these transactions and $2.9 million of cash on hand were used to (i) repay the $744.3 million remaining principal indebtedness under its former credit facility, (ii) repurchase $295.1 million aggregate principal amount of its 8 1/8% senior subordinated notes due 2009, (iii) repurchase $227.7 million aggregate accreted value of its 12 1/2% senior discount notes due 2011, (iv) pay $4.6 million in accrued interest, (v) pay $12.1 million in transaction fees and (vi) pay $72.6 million in prepayment and redemption fees. In connection with the transactions, Emmis incurred a loss of $97.0 million, consisting of (i) $72.6 million for the prepayment and redemption fees, (ii) $24.3 million for the write-off of deferred debt costs associated with the retired debt, and (iii) $0.1 million in expenses related to the repurchase of indebtedness existing at February 29, 2004. This charge is reflected in the accompanying consolidated statements of operations as loss on debt extinguishment in the year ended February 28, 2005. Approximately $59.3 million of this loss was not deducted for purposes of calculating the provision for income taxes.

     On May 10, 2004, Emmis gave notice to redeem the remaining $4.9 million of principal amount of its 8?% senior subordinated notes due 2009. These notes were redeemed on June 10, 2004 at 104.063% plus accrued and unpaid interest, and the redemption was financed with additional borrowings on its new credit facility. The transaction resulted in an additional loss on debt extinguishment of $0.3 million, which Emmis recorded in its year ended February 28, 2005.

CREDIT FACILITY

     Emmis’ credit facility provides for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100 million may be used for letters of credit. At February 28 (29), 2004 and 2005, $2.5 million and $2.7 million, respectively, in letters of credit were outstanding. The credit facility also provides for the ability to have incremental facilities of up to $675 million, of which up to $350 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility.

     All outstanding amounts under the credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. As of February 28, 2005, the Company’s total debt-to-EBITDA leverage ratio, as defined, was 5.9:1. Both the term loan and revolver mature on November 10, 2011. Net deferred debt costs of approximately $13.8 million and $3.7 million, respectively, relating to the credit facility are reflected in the accompanying consolidated balance sheets as of February 28 (29), 2004 and 2005, and are being amortized over the life of the credit facility as a component of interest expense. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011. The annual amortization and reduction schedule for the credit facility, assuming the total facility is outstanding, is as follows:

SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY

	Term Loan A/
Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2006	—	6,750	6,750
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	639,563	989,563

Total	$350,000	$673,313	$1,023,313

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the credit facility. Whether these mandatory repayment provisions apply depends on Emmis’ total leverage ratio, as defined under the credit facility. As a result of the radio station swap with Bonneville in January 2005, Emmis received $74.8 million, which Emmis used to repay amounts outstanding under the revolver of its senior credit facility. Under the terms of its senior credit facility, Emmis has twelve months to identify acquisitions to redeploy these proceeds, or one-half of the $74.8 million must be used to repay amounts outstanding under the term loan of its senior credit facility.

     Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at February 28, 2005. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the credit facility.

     The following discussion pertains to the credit facility existing prior to May 10, 2004 and previous amendments thereto:

     On December 29, 2000, ECC entered into an amended and restated credit facility for $1.4 billion (consisting of a $320.0 million revolver, a $480.0 million term note A and a $600.0 million term note B). In June 2001, the Company repaid $93.0 million of term notes, which resulted in the cancellation of a portion of the term notes, and the Company recorded a loss on debt extinguishment of approximately $1.7 million related to unamortized deferred debt issuance costs for the year ended February 28, 2002. During fiscal 2002, Emmis repaid and cancelled an additional $35.0 million in term notes. On November 30, 2001, Emmis amended the financial covenants of its credit facility through November 30, 2002, which, among other things, reduced total availability under the revolver to $220.0 million and resulted in the amortization of $1.4 million of deferred debt issuance costs into interest expense during the year ended February 28, 2002.

     On June 21, 2002, Emmis amended its credit facility to (1) issue a $500.0 million new term B loan, which was used to repay amounts outstanding under the existing $552.1 million term B loan, (2) reset financial covenants for the remaining term of the credit facility, and (3) permit Emmis to make a one-time cash distribution for the purpose of redeeming a portion of its 12 1/2% senior discount notes. In connection with the repayment of the existing term B loan, the Company recorded a loss on debt extinguishment of $0.8 million relating to the write off of deferred debt fees.

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

     On June 6, 2003, Emmis amended its credit facility to allow for the acquisition of the controlling interest in the Austin partnership (see Note 6). Specifically, the amendment increased the amount of Investments (as defined in the credit facility) that Emmis could make to allow for the investment in the partnership. In addition to permitting the Austin acquisition, previously required decreases in senior leverage and total leverage ratios were delayed from November 30, 2003 to June 1, 2004.

     The weighted-average interest rate on borrowings outstanding under the credit facility, including the effects of interest-rate swaps was approximately 4.7% and 3.4% at February 28 (29), 2003 and 2004, respectively. Due to its leverage at the time, Emmis was required to have interest-rate swap agreements in place in fiscal 2003 and fiscal 2004, although no such agreements were outstanding as of February 28 (29), 2004 and 2005. Interest paid under these swap arrangements was $11.0 million, $3.4 million and $0 million for the years ended February 2003, 2004 and 2005, respectively. As indicated in footnote 1s., Emmis accounts for interest rate swap agreements under SFAS No. 133 as amended by SFAS No. 138. The fair market value of these swaps at February 28, 2003 was a liability of $4.3 million, with an associated income tax asset of $1.9 million. As Emmis has designated these interest rate swap agreements as cash flow hedges, and the swaps were highly effective during the year ended February 29, 2004, the net liability was recorded as a component of comprehensive income and the ineffectiveness was not material.

SENIOR SUBORDINATED NOTES

     On May 10, 2004, Emmis issued $375 million of 6 7/8% senior subordinated notes. On August 5, 2004, Emmis exchanged the $375 million aggregate principal amount of its 6 7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes.

     Prior to May 15, 2008, Emmis may redeem the notes, in whole or in part, at a price of 100% of the principal amount thereof plus the payment of a make-whole premium. After May 15, 2008, Emmis can choose to redeem some or all of the notes at specified redemption prices ranging from 101.719% to 103.438% plus accrued and unpaid interest. On or after May 15, 2010, the notes may be redeemed at 100% plus accrued and unpaid interest. Upon a change of control (as defined), Emmis is required to make an offer to purchase the notes then outstanding at a purchase price equal to 101% plus accrued and unpaid interest. Interest on the notes is payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirements and are due in full on May 15, 2012.

     The payment of principal, premium and interest on the notes is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of Emmis’ existing wholly-owned domestic subsidiaries that guarantee the credit facility. The notes are expressly subordinated in right of payment to all existing and future senior indebtedness (as defined) of Emmis. The notes will rank pari passu with any future senior subordinated indebtedness (as defined) and senior to all subordinated indebtedness (as defined) of Emmis.

     The indenture governing the notes contains covenants limiting Emmis’ ability to, among other things, (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) create restrictions on the ability of our subsidiaries to pay dividends or make payments to Emmis, (6) engage in certain transactions with affiliates, and (7) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies. Emmis was in compliance with these covenants at February 28, 2005.

     Prior to May 10, 2004, Emmis had $300 million of 8 1/8% senior subordinated notes outstanding. These notes were retired in connection with the issuance of the the 6 7/8% senior subordinated notes. Although the terms of the 8 1/8% senior subordinated notes were similar to the existing 6 7/8% senior subordinated notes, the terms of the 6 7/8% senior subordinated notes are less restrictive.

SENIOR DISCOUNT NOTES

     On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $12.0 million of debt issuance costs. Substantially all of these notes were redeemed on May 10, 2004 in connection with our debt refinancing activities, which eliminated the restrictive covenants contained in the indenture. The notes accrete interest at a rate of 12 1/2% per year, compounded semi-annually to an aggregate principal amount of $1.4 million on March 15, 2006, after considering the July 2002 and May 2004 redemptions. Commencing on September 15, 2006, interest is payable in cash on each March 15 and

September 15, with the aggregate principal amount of $1.4 million due on March 15, 2011. The notes have no sinking fund requirement.

     On July 1, 2002, Emmis redeemed approximately 22.6% of its senior discount notes. Approximately $60.1 million of the proceeds from the Company’s April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the discount notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium. The redemption premium and approximately $2.4 million of deferred debt fees related to the discount notes were recorded as loss on debt extinguishment in the year ended February 28, 2003.

5. OTHER LONG-TERM DEBT

     Other long-term debt was comprised of the following at February 28 (29), 2004 and 2005:

	2004	2005
Hungary:
License Obligation	$9,901	$5,653
Loans Payable	687	657
Other	172	56

Total Other Long-Term Debt	10,760	6,366
Less: Current Maturities	4,851	938

Other Long-Term Debt, Net of Current Maturities	$5,909	$5,428

     Our 59.5% owned Hungarian subsidiary, Slager Radio Rt., has certain obligations which are consolidated in our financial statements due to our majority ownership interest. However, Emmis is not a guarantor of or required to fund these obligations. Subsequent to the license restructuring completed in December 2002, Slager Radio must pay, in Hungarian forints, five equal annual installments that will commence in November 2005 and end in November 2009, for a radio broadcast license to the Hungarian government. The obligation is non-interest bearing; however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and is included in interest expense. The license obligation has been discounted at an imputed interest rate of approximately 7% to reflect the obligation at its fair value. The total license obligation of $5.7 million (in U.S. dollars) as of February 28, 2005, is reflected net of an unamortized discount of $1.2 million.

     In addition, Slager Radio is obligated to pay certain loans to its shareholders. At February 28, 2005, loans payable to the minority shareholders were (in U.S. dollars) approximately $0.7 million. The loans are due at maturity in September 2009 and bear interest at LIBOR plus 4% (6.6% at February 28, 2005). Interest payments on the loans are made quarterly.

     During the quarter ended August 31, 2003, the partners in our Hungarian subsidiary, including Emmis, agreed to forgive certain indebtedness and accrued interest owed to the partners by the subsidiary. The activity relating to Emmis eliminates in consolidation. The forgiveness of debt by our minority partners was accounted for as a capital transaction. Since the accrued interest was charged to expense by the Hungarian subsidiary, reversal of the portion of accrued interest attributable to the minority partners of $1.3 million was credited to income and is reflected in other income (expense), net in the accompanying consolidated statements of operations during the year ended February 29, 2004.

6. ACQUISITIONS, DISPOSITONS AND INVESTMENTS

Phoenix-Chicago Radio Station Exchange

     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash, including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and

KKLT-FM under time brokerage agreements on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recorded $13.0 million of goodwill, which is not deductible for tax purposes. The fair value of WLUP-FM was determined by Emmis and Bonneville to be $128.0 million. This amount, plus transaction costs of $0.7 million, was allocated as follows based on a preliminary, independent appraisal.

Asset Description	Amount	Asset Lives
Broadcasting equipment	171	5 to 7 years
Office equipment	5	5 to 7 years

Total tangible assets	176

Customer list	636	1 year
FCC license (Indefinite-lived intangible)	114,851	Non-amortizing
Goodwill	12,959	Non-amortizing

Total intangible assets	128,446

Investment and other long-term assets	244

Less: current liabilities	(125)

Total purchase price	$128,741

Sale of Radio Stations in Argentina

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. In fiscal 2005, Emmis recorded income from discontinued operations of $4.2 million, consisting of operational losses of $0.5 million, offset by tax benefits of $4.7 million. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso and resulting non-cash write-off of cumulative currency translation adjustments. Votionis had historically been included in the radio reporting segment. See Note 1k for further discussion.

Belgium radio licenses

     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations for the duration that the not-for-profit entities retain the licenses. Five of these licenses are for the stations that Emmis began programming in August 2003, and the remaining four related to new stations that Emmis began operating in May 2004. The licenses and Emmis’ exclusive right are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government. Emmis consolidates these stations for financial reporting purposes.

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

     For this transaction, the aggregate purchase price, including transaction costs of $1.0 million, was allocated as follows based upon an independent appraisal.

Asset Description	Amount	Asset Lives
Accounts receivable	$4,893	Less than one year
Other current assets	85	Less than one year

Land and buildings	757	31.5 years for buildings
Broadcasting equipment	4,031	5 to 7 years
Office equipment	568	5 to 7 years
Vehicles	117	5 to 7 years
Other	176	Various

Total noncurrent tangible assets	5,649

Customer list	2,974	1 year
Talent contract	456	3.5 years
Lease rights	389	5 to 9 years
Affiliation agreement	189	15 years
FCC license (Indefinite-lived intangible)	103,291	Non-amortizing
Goodwill	35,329	Non-amortizing

Total intangible assets	142,628

Investment and other long-term assets	1,612

Less: minority interest	(47,894)
Less: current liabilities	(495)

Total purchase price	$106,478

Sale of Mira Mobile

     Effective June 5, 2003, Emmis sold its mobile television production company, Mira Mobile Television, to Shooters Production Services, Inc. for $3.9 million in cash, plus payments for working capital. Emmis received $3.3 million of the purchase price at closing and received a promissory note due October 31, 2005 for the remaining $0.6 million. Emmis had acquired this business in connection with the Lee acquisition in October 2000. The book value of the long-lived assets as of May 31, 2003 was $3.1 million, and the operating performance of Mira Mobile was not material to the Company. Emmis recorded a gain on the sale of these assets of approximately $0.9 million in the accompanying consolidated statements of operations.

WBPG-TV Acquisition

     Effective March 1, 2003, the Company acquired substantially all of the assets of television station WBPG-TV in Mobile, AL – Pensacola, FL from Pegasus Communications Corporation for a cash purchase price of approximately $11.7 million, including transaction costs of $0.2 million. This acquisition allowed the Company to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since Emmis already owns the Fox-affiliated television station in the market, WALA. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $0.2 million of goodwill, all of which is deductible for income tax purposes.

     For this transaction, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows based upon an independent appraisal.

Asset Description	Amount	Asset Lives
Accounts Receivable	$154	Less than one year
Prepaids	35	Less than one year

Broadcasting equipment	2,458	5 to 7 years
Office equipment	97	5 to 7 years
Vehicles	42	5 to 7 years

Total noncurrent tangible assets	2,597

Customer list	229	1 year
Affiliation agreement	559	3.5 years
FCC license (Indefinite-lived intangible)	7,971	Non-amortizing
Goodwill	150	Non-amortizing

Total intangible assets	8,909

Programming acquired	159

Less: Programming liabilities assumed	(198)

Total purchase price	$11,656

     Effective May 1, 2002 Emmis completed the sale of substantially all of the assets of KALC-FM in Denver, Colorado to Entercom Communications Corporation for $88.0 million. Emmis had purchased KALC-FM on January 17, 2001 from Salem Communications Corporation for $98.8 million in cash plus a commitment fee of $1.2 million and transaction related costs of $0.9 million. On February 12, 2002, Emmis entered into a definitive agreement to sell KALC-FM to Entercom and Entercom began operating KALC-FM under a time brokerage agreement on March 16, 2002. Proceeds were used to repay amounts outstanding under our credit facility. Since the agreed-upon sales price for this station was less than its carrying amount as of February 28, 2002, we recognized an impairment loss of $9.1 million in fiscal 2002. Additionally, in fiscal 2003 we recorded an incremental $1.3 million loss in connection with the sale.

     Effective May 1, 2002, Emmis completed the sale of substantially all of the assets of KXPK-FM in Denver, Colorado to Entravision Communications Corporation for $47.5 million. Emmis had purchased KXPK-FM on August 24, 2000 from AMFM, Inc. for an allocated purchase price of $35.0 million in cash plus liabilities recorded of $1.2 million and transaction related costs of $0.4 million. Emmis entered into a definitive agreement to sell KXPK-FM to Entravision on February 12, 2002. Proceeds were used to repay amounts outstanding under our credit facility. In fiscal 2003 we recorded a gain on sale of assets of $10.2 million.

7. PRO FORMA FINANCIAL INFORMATION

     Unaudited pro forma summary information is presented below for the years ended February 28 (29), 2004 and 2005, assuming the acquisition (and related net borrowings) of (i) WLUP-FM in January 2005 and (ii) a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area in July 2003 had occurred on the first day of the pro forma periods presented below.

     Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transactions indicated above had been consummated at the beginning of the periods presented, and it is not intended to be a projection of future results.

	Pro Forma
	2004	2005
Net revenues	$588,078	$627,083

Net income from continuing operations and before accounting change	$11,672	$(40,905)

Net income available to common shareholders from continuing operations and before accounting change	$2,688	$(49,889)

Net income per share available to common shareholders from continuing operations and before accounting change:

Basic	$0.05	$(0.89)

Diluted	$0.05	$(0.89)

Weighted average shares outstanding:

Basic	54,716	56,129
Diluted	55,066	56,129

     The pro forma results exclude approximately $0.9 million of costs recorded by the seller directly attributable to their sale of the Austin radio stations to us in the year ended February 29, 2004.

8. INTANGIBLE ASSETS AND GOODWILL

     Effective March 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to cease amortizing goodwill and certain intangibles. Instead, these assets are reviewed at least annually for impairment, and will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On February 28, 2002, prior to the adoption of SFAS No. 142, the Company reflected unamortized goodwill and unamortized FCC licenses in the amounts of $175.1 million and $1,743.2 million, respectively. FCC licenses are renewed every eight years for a nominal amount, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. The Company had previously amortized these assets over the maximum period allowed of 40 years. Adoption of this accounting standard eliminated the Company’s amortization expense for goodwill and FCC licenses.

     Effective December 1, 2004, the Company adopted EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license, resulting in a write-off. Implementation of EITF Topic D-108 is required no later than Emmis’ fiscal year ending February 28, 2006, but the Company elected to adopt it as of December 1, 2004 and recorded a non-cash charge of $303.0 million, net of tax, in the year ended February 28, 2005 as a cumulative effect of an accounting change. This loss has no impact on the Company’s compliance with its debt covenants or cash flows.

     Indefinite-lived Intangibles

     Under the guidance in SFAS No. 142, the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 28 (29), 2004 and 2005, the carrying amounts of the Company’s FCC licenses were $1,601.5 million and $1,216.7 million, respectively. The February 28, 2005 balance reflects the write-off related to the adoption of EITF Topic D-108.

     In accordance with SFAS No. 142, the Company tested these indefinite-lived intangible assets for impairment as of March 1, 2002 by comparing their fair value to their carrying value at that date. Prior to March 1, 2002, an impairment adjustment was recorded if the carrying value of an intangible asset exceeded its estimated undiscounted cash flows in accordance with SFAS No. 121. Upon adoption of SFAS No. 142, the Company recognized impairment on its FCC licenses of approximately $145.0 million, net of $88.8 million in tax benefit, which is recorded as a component of the cumulative effect of accounting change during the year ended February 28, 2003. Approximately $14.8 million of the charge, net of tax, related to our radio segment, and $130.2 million of the charge, net of tax, related to our television segment. The fair value of our FCC licenses used to calculate the impairment charge was determined using an independent appraiser or by management, using an enterprise valuation approach. Management determined enterprise value by applying an estimated market multiple to the station operating income generated by each reporting unit. Market multiples were determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry and reporting units’ competitive position in their respective markets. Appropriate allocation was then made to the tangible assets and unrecognized intangible assets, including network affiliation agreements and customer lists, with the residual amount representing the implied fair value of our indefinite-lived intangible assets. To the extent the carrying amount of the indefinite-lived intangible exceeded this implied fair value, the difference was recorded in the statement of operations, as described above. For FCC licenses valued using the residual method, the impairment test was based on a two-step approach, analogous to the two-step goodwill impairment test. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television and publishing, the Company determined the reporting unit to be each individual station or magazine. Throughout our fiscal 2002, unfavorable economic conditions persisted in the industries in which the Company engages. These conditions caused customers to reduce the amount of advertising dollars spent on the Company’s media inventory as compared to prior periods, adversely impacting the cash flow projections used to determine the fair value of each reporting unit and public trading multiples of media stocks, resulting in the write-off of a portion of the carrying amount of our FCC licenses.

     With the adoption of EITF Topic D-108 on December 1, 2004, the Company obtained an independent appraisal for each of its FCC licenses, most of which had previously been valued using a residual method. The Company compared the carrying value of each FCC license (grouped by the same reporting unit used for SFAS No. 142 testing) to the appraised value and recorded a noncash charge of $303.0 million, net of $185.5 million in tax benefit, which is recorded as a cumulative effect of an accounting change in the year ended February 28, 2005. Approximately $5.5 million, net of $3.8 million in tax benefit, related to our radio segment, and $297.5 million, net of $181.7 million in tax benefit, related to our television segment. Emmis performed its annual impairment test under SFAS No. 142 on December 1, 2004, after the adoption of EITF Topic D-108. Emmis compared the carrying value of each reporting unit to the fair value of the reporting unit, as determined using the same enterprise valuation technique outlined above, and determined that none of its entities exhibited impairment.

     Our annual impairment test for fiscal 2003 did not result in any further write-downs. However, in connection with our fiscal 2004 annual impairment review, we recognized an impairment loss of $12.4 million, which related to two stations in our television division. Although our television division as a whole performed well in fiscal 2004, one of our television stations underperformed its market and experienced a decline in its cash flows. We have replaced certain management personnel at this station. Also, a recently contemplated transaction in a market in which we operate led us to re-evaluate the value we had assigned to our station. The annual required impairment tests may result in future periodic write-downs.

     Goodwill

     SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the initial two-step impairment test during the first quarter of fiscal 2003. As a result of this test, the Company recognized impairment of approximately $22.4 million, net of $13.8 million in tax benefit, as a component of the cumulative effect of an accounting change during the year ended February 28, 2003. Approximately $18.5 million of the charge, net of tax, related to our television segment and $3.9 million of the charge, net of tax, related to our publishing segment. Consistent with the Company’s approach to determining the fair value of our FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units, and a portion of the carrying value of our goodwill was written off due to reductions in cash flow and public trading multiples of media stocks resulting from the unfavorable economic conditions that reduced advertising expenditures throughout our fiscal 2002.

     As of February 28 (29), 2004 and 2005, the carrying amount of the Company’s goodwill was $94.0 million and $107.0 million, respectively. As of February 29, 2004, approximately $35.6 million, $0.2 million and $58.2 million was attributable to our radio, television and publishing divisions, respectively. As of February 28, 2005, approximately $48.6 million, $0.2 million and $58.2 million was attributable to our radio, television and publishing divisions, respectively. The required impairment tests may result in future periodic write-downs, but the annual impairment tests for fiscal 2003, 2004 and 2005, completed in the fourth quarter of each year, did not result in any further write-downs.

     Definite-lived intangibles

     The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS No. 142. These assets consist primarily of foreign broadcasting licenses, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of SFAS No. 142, the Company reassessed the useful lives of these intangibles and determined that no changes to their useful lives were necessary. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28 (29), 2004 and 2005 (dollars in thousands):

		February 29, 2004			February 28, 2005
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.2	$23,308	$11,879	$11,429	$24,443	$13,486	$10,957
Subscription Lists	3.0	12,189	12,189	—	—	—	—
Favorable Office Leases	38.1	12,190	1,054	11,136	12,190	1,449	10,741
Customer Lists	2.2	10,574	8,607	1,967	11,210	10,654	556
Non-Compete Agreements	1.3	5,738	5,641	97	5,738	5,681	57
Other	12.6	5,549	2,329	3,220	5,592	3,036	2,556

TOTAL		$69,548	$41,699	$27,849	$59,173	$34,306	$24,867

     Total amortization expense from definite-lived intangibles for the years ended February, 2003, 2004 and 2005 was $6.9 million, $7.2 million and $4.8 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded as of February 28, 2005 (dollars in thousands):

YEAR ENDED FEBRUARY,
2006	$3,568
2007	3,069
2008	2,810
2009	2,644
2010	2,358

9. EMPLOYEE BENEFIT PLANS

     a. Equity Incentive Plans

     The Company has stock options and restricted stock grants outstanding that were issued to employees or non-employee directors under one or more of the following plans: 1994 Equity Incentive Plan, 1995 Equity Incentive Plan, Non-Employee Director Stock Option Plan, 1997 Equity Incentive Plan, 1999 Equity Incentive Plan, 2001 Equity Incentive Plan and 2002 Equity Incentive Plan. These outstanding grants continue to be governed by the terms of the applicable plan. However, all unissued awards under the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity incentive Plan were transferred in June 2004 to the Company’s 2004 Equity Compensation Plan (discussed below) and no further awards will be issued from these plans.

     2004 Equity Incentive Plan

     At the 2004 annual meeting, the shareholders of Emmis approved the 2004 Equity Compensation Plan. Under this plan, awards equivalent to 4,000,000 shares of common stock may be granted. Furthermore, any unissued awards from the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under these plans) increase the number of shares of common stock available for grant. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock, which may be granted with any purchase price (including zero). No more than 1,000,000 shares of Class B common stock are available for grant and issuance from the 4,000,000 additional shares of stock authorized for delivery under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 5,070,000 shares of common stock were available for grant at February 28, 2005. Certain stock awards remained outstanding as of February 28, 2005. On March 1, 2005, options were granted to employees under the 2004 Equity Compensation Plan to purchase an additional 634,820 shares of Emmis Communications Corporation common stock at $18.74 per share and an additional 249,054 shares of restricted stock were issued to employees.

     b. Other Disclosures Related to Stock Option and Equity Incentive Plans

     A summary of the status of options and restricted stock at February 2003, 2004 and 2005 and the related activity for the year is as follows:

	2003		2004		2005
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Options/	Average	Options/	Average	Options/	Average
	Restricted	Exercise	Restricted	Exercise	Restricted	Exercise
	Stock	Price	Stock	Price	Stock	Price
Outstanding at Beginning of Year	4,753,513	25.39	5,259,479	26.53	5,289,902	25.77
Granted	1,926,228	14.96	2,289,915	8.11	2,079,342	17.50
Exercised	(311,234)	17.90	(657,857)	15.74	(101,883)	16.64
Lapsing of restrictions on stock awards	(920,571)	—	(1,180,706)	—	(642,506)	—
Expired and other	(188,457)	25.75	(420,929)	22.69	(566,998)	23.69
Outstanding at End of Year	5,259,479	26.53	5,289,902	25.77	6,057,857	25.75
Exercisable at End of Year	2,602,475	23.90	2,754,389	27.78	3,197,755	27.01
Total Available for Grant	4,595,000		2,726,000		5,070,000

     During the years ended February 2003, 2004 and 2005, all options were granted with an exercise price equal to the fair market value of the stock on the date of grant. During the years ended February 2003, 2004 and 2005, the Company granted restricted stock pursuant to employment agreements of 52,500, 57,500 and 8,325 shares, respectively, at a weighted average fair value of $27.16, $17.29, and $20.48, respectively.

     The following information relates to options outstanding and exercisable at February 28, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number of	Exercise	Remaining	Number of	Exercise
Prices	Options	Price	Contract Life	Options	Price
$3.80-$7.60	—	—	—	—	—
7.60-11.40	—	—	—	—	—
11.40-15.20	—	—	—	—	—
15.20-19.00	914,930	16.41	7.6	324,341	16.42
19.00-22.80	716,344	20.95	3.0	599,683	20.88
22.80-26.60	1,352,147	25.51	8.8	41,450	24.75
26.60-30.40	2,594,254	28.72	5.4	1,752,099	28.82
30.40-34.20	—	—	—	—	—
34.20-38.00	480,182	35.40	4.9	480,182	35.40

     In addition to the benefit plans noted above, Emmis has the following employee benefit plans:

     c. Profit Sharing Plan

     In December 1986, Emmis adopted a profit sharing plan that covers all nonunion employees with six months of service. Contributions to the plan are at the discretion of the Emmis Board of Directors and can be made in the form of newly issued Emmis common stock or cash. Historically, all contributions to the plan have been in the form of Emmis common stock. No contributions were made to the profit sharing plan in the three years ended February 28, 2005.

     d. 401(k) Retirement Savings Plan

     Emmis sponsors two Section 401(k) retirement savings plans. One is available to substantially all nonunion employees age 18 years and older who have at least 30 days of service and the other is available to certain union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 15% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. Effective March 1, 2003, Emmis elected to double its annual 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the Company’s profit sharing plan. Emmis’ contributions to the plans totaled $1,439, $2,918 and $3,377 for the years ended February 2003, 2004 and 2005, respectively.

     e. Defined Contribution Health and Retirement Plan

     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $414, $503 and $617 for the years ended February 2003, 2004 and 2005, respectively.

     f. Employee Stock Purchase Plan

     The Company has in place an employee stock purchase plan that allows employees to purchase shares of the Company’s Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are subject to a maximum limitation of $22.5 thousand annually per employee. The Company does not record compensation expense pursuant to this plan as it is designed to meet the requirements of Section 423(b) of the Internal Revenue Code. However, effective March 1, 2006, Emmis expects to begin recording compensation expense pursuant to this plan under SFAS No. 123R unless implementation of this rule is further delayed.

10. OTHER COMMITMENTS AND CONTINGENCIES

     a. TV Program Rights

     The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments scheduled under contracts for programs available as of February 28, 2005, are as follows:

Fiscal year ended February 28 (29),
2006	$30,910
2007	10,165
2008	5,802
2009	2,240
2010	401
Thereafter	26

49,544
Less: Current Portion	30,910

TV Program Rights,
Net of Current Portion	$18,634

     In addition, the Company has entered into commitments for future program rights (programs not available as of February 28, 2005). Future payments scheduled under these commitments are summarized as follows: Year ended February 2006 - $8,526; 2007 - $20,457; 2008 - $20,157; 2009 - $21,282; 2010 - $16,674; and thereafter - $18,473.

     b. Commitments Related to Radio Broadcast Agreements

     The Company has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments scheduled under these agreements are summarized as follows: Year ended February 2006 - $1,889; 2007 - $1,537; 2008 - $1,181; 2009 - $459; 2010 - $352; and thereafter - $0. Expense related to these broadcast rights totaled $1,771, $1,993 and $1,894 for the years ended February 2003, 2004 and 2005, respectively.

     c. Commitments Related to Operating Leases

     The Company leases certain office space, tower space, equipment, an airplane and automobiles under operating leases expiring at various dates through June 2083. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. Maintenance costs are recorded using the accrual method.

     Future minimum rental payments (exclusive of future escalation costs) required by non-cancelable operating leases, with an initial term of one year or more as of February 28, 2005, are as follows:

Fiscal year ended February 28(29),
2006	$9,676
2007	9,318
2008	8,816
2009	8,384
2010	7,528
Thereafter	25,059

$68,781

     Rent expense totaled $9,798, $8,764 and $9,506 for the years ended February 2003, 2004 and 2005, respectively. Rent expense for the years ended February 2003, 2004 and 2005 is net of sublease income of approximately $34, $32 and $26, respectively.

     d. Commitments Related to Employment Agreements

     The Company regularly enters into employment agreements with various officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. Future minimum cash payments, consisting of primarily of base salary, scheduled under terms of these agreements are summarized as follows: Year ended February 2006 - $31,745; 2007 - $20,517; 2008 - $8,210; 2009 - $3,811; 2010 - $2,011; and thereafter - $232.

     In addition to future cash payments, at February 28, 2005, 46,325 shares of common stock and options to purchase 1,102,500 shares of common stock have been granted in connection with current employment agreements. Additionally, up to 307,750 shares, and options to purchase up to 1,097,500 shares of common stock, may be granted (or have been granted subject to forfeiture) under the agreements in the next four years.

     e. Litigation

     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.

     In January 2005, we received a subpoena from the Office of Attorney General of the State of New York, as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York Attorney General’s investigation of record company promotional practices. We are cooperating with this investigation. We do not expect that the outcome of this matter would have a material impact on our financial position, results of operations or cash flows.

     In March, 2005, we received a subpoena from the Office of Attorney General of the State of New York in connection with the New York Attorney General’s investigation of a contest at one of our radio stations in New York City. We are cooperating with this investigation and do not expect that the outcome of this matter would have a material impact on our financial position, results of operations or cash flows.

     During the Company’s fiscal quarter ended August 31, 2004, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. These challenges are currently pending before the Commission, but Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals. See “Federal Regulation of Broadcasting” for further discussion.

     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis is currently investigating this matter, but based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.

11. INCOME TAXES

     The provision (benefit) for income taxes for the years ended February 2003, 2004 and 2005, consisted of the following:

	2003	2004	2005
Current:
Federal	$—	$—	$—
State	—	—	—

	-	—	—

Deferred:
Federal	6,881	9,234	13,663
State	577	791	2,278

	7,458	10,025	15,941

Provision (benefit) for income taxes	$7,458	$10,025	$15,941

Other Tax Related Information:

Tax benefit of minortiy interest income (expense)	—	(1,151)	(1,725)
Tax provision of discontinued operations	3,418	3,576	21,837
Tax benefit of accounting change	(102,600)	—	(185,450)

     The provision (benefit) for income taxes for the years ended February 2003, 2004 and 2005 differs from that computed at the Federal statutory corporate tax rate as follows:

	2003	2004	2005
Computed income taxes at 35%	$1,994	$6,420	$(8,847)
State income tax	577	791	2,278
Nondeductible foreign losses	724	(54)	(189)
Nondeductible interest	3,033	716	142
Nondeducted redemption premium on senior discount notes	—	—	20,755
Other	1,130	2,152	1,802

Provision (benefit) for income taxes	$7,458	$10,025	$15,941

     During its year ended February 28, 2005, Emmis completed an evaluation of its statutory tax rate due to changes in its income dispersion in the various tax jurisdictions in which it operates. As a result of this review, Emmis increased the statutory rate it uses for its income tax provision from 38% to 41%.

     The components of deferred tax assets and deferred tax liabilities at February 28 (29), 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$79,832	$125,188
Compensation relating to stock options	4,152	2,263
Noncash interest expense	23,254	175
Deferred revenue	2,480	3,142
Other	2,169	3,324
Valuation allowance	(4,948)	(14,800)

Total deferred tax assets	106,939	119,292

Deferred tax liabilities
Intangible assets	(170,437)	(31,458)
Fixed Assets	(15,287)	(14,615)
Other	(3,209)	—

Total deferred tax liabilities	(188,933)	(46,073)

Net deferred tax assets (liabilities)	$(81,994)	$73,219

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for the net operating loss carryforwards related to the Company’s foreign subsidiaries. Additionally a valuation allowance has been provided for the net operating loss carryforwards related to certain state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized. Net operating loss carryforwards, excluding those at the Company’s Hungarian and Belgium subsidiaries which do not expire, of approximately $259,482 (exclusive of the $59.3 million senior discount note redemption premium, which we plan to deduct for income tax purposes) begin to expire in 2022. The net operating loss carryforwards primarily result from the amortization of indefinite-lived intangibles for tax purposes.

     Current levels of operating income generate sufficient taxable income to realize the net operating loss carryforward deferred tax asset, except as indicated above. Contributing to the net operating loss carryforwards is the tax amortization of indefinite-lived intangibles, namely FCC licenses, which are not amortized (but subject to impairment testing) for financial reporting purposes. The level of tax amortization expense will diminish significantly over the next 12 years from a current level of approximately $111 million per year to $16 million in fiscal 2017.

12. SEGMENT INFORMATION

     The Company’s operations are aligned into three business segments: Radio, Television and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

     The Company’s segments operate primarily in the United States, with one radio station located in Hungary and nine radio stations in Belgium (acquired in fiscal 2004). We sold our two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in fiscal 2003 and 2004, and their assets and liabilities have been classified as held for sale as of February 29, 2004. Total revenues of the radio station in Hungary for the years ended February 28 (29) 2003, 2004, and 2005 were $9.2 million, $11.6 million and $17.4 million, respectively. This station’s long-lived assets as of February 28 (29), 2004 and 2005 were $8.9 million and $8.5 million, respectively. Total revenues of the radio stations in Belgium beginning February 2004 were not significant for the years ended February 28 (29), 2004 and 2005, and long-lived assets as of February 28 (29), 2004 and 2005 were $3.1 million and $4.2 million respectively. Total revenues of the radio stations in Argentina for the years ended February 28, 2002 and 2003 were $9.5 million and $2.6 million, respectively. Long-lived assets for these stations as of February 28, 2003 were $4.7 million.

YEAR ENDED FEBRUARY 28, 2005	Radio	Television	Publishing	Corporate	Consolidated
Net revenues	$275,920	$264,865	$77,675	$—	$618,460
Station operating expenses, excluding noncash compensation	155,503	161,149	67,870	—	384,522
Corporate expenses, excluding noncash compensation	—	—	—	30,792	30,792
Depreciation and amortization	8,683	30,156	858	6,504	46,201
Noncash compensation	4,822	5,197	2,007	4,544	16,570

Operating income (loss)	$106,912	$68,363	$6,940	$(41,840)	$140,375

Total assets	$1,069,617	$546,680	$84,434	$122,304	$1,823,035

YEAR ENDED FEBRUARY 29, 2004	Radio	Television	Publishing	Corporate	Consolidated
Net revenues	$253,108	$235,938	$76,108	$—	$565,154
Station operating expenses, excluding noncash compensation	139,438	150,485	65,809	—	355,732
Corporate expenses, excluding noncash compensation	—	—	—	24,105	24,105
Depreciation and amortization	8,564	30,174	873	6,090	45,701
Noncash compensation	6,954	7,715	2,780	5,273	22,722
Impairment loss	—	12,400	—	—	12,400

Operating income (loss)	$98,152	$35,164	$6,646	$(35,468)	$104,494

Total assets	$1,096,893	$1,042,754	$82,984	$77,938	$2,300,569

YEAR ENDED FEBRUARY 28, 2003	Radio	Television	Publishing	Corporate	Consolidated
Net revenues	$228,678	$234,752	$72,793	$—	$536,223
Station operating expenses, excluding noncash compensation	122,812	148,041	62,825	—	333,678
Corporate expenses, excluding noncash compensation	—	—	—	21,359	21,359
Depreciation and amortization	7,097	28,453	1,917	4,867	42,334
Noncash compensation	9,377	6,528	2,358	3,491	21,754

Operating income (loss)	$89,392	$51,730	$5,693	$(29,717)	$117,098

Total assets	$947,010	$1,050,486	$81,073	$86,844	$2,165,413

13. RELATED PARTY TRANSACTIONS

     No loans were made to directors, officers or employees during periods covered by these financial statements. However, one loan to Jeffrey H. Smulyan remains outstanding. The approximate amount of such loan at February 28 (29), 2004 and 2005 was $1,185 and $1,042, respectively. This loan bears interest at the Company’s average borrowing rate, which was approximately 3.6% and 4.4% as of February 28 (29), 2004 and 2005, respectively.

     Prior to 2002, the Company had made certain life insurance premium payments for the benefit of Mr. Smulyan. The Company discontinued making such payments in 2001; however, pursuant to a Split Dollar Life Insurance Agreement and Limited Collateral Assignment dated November 2, 1997, the Company retains the right, upon the death, resignation or termination of Mr. Smulyan’s employment, to recover all of the premium payments it has made, which total $1.1 million.

     Emmis leases a plane for business use and has a time-share agreement with Mr. Smulyan for personal use. Under the time-share agreement, whenever Mr. Smulyan uses the plane for non-business purposes, he pays Emmis for the aggregate incremental cost to Emmis of operating the plane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost). Under the time-share agreement, Mr. Smulyan paid $149 and $51 for the years ending February 28 (29), 2004 and 2005, respectively. In addition, under Internal Revenue Service regulations, to the extent Mr. Smulyan allows non-business guests to travel on the plane on a business trip or takes the plane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis. The Company believes that the terms of these transactions were no less favorable to the Company than terms available from independent third parties.

     Also, during the year ended February 28, 2005, Emmis purchased approximately $186 of corporate gifts and specialty items from a company owned by the sister of Richard Leventhal, one of our directors.

14. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY NON-GUARANTORS

     Emmis conducts a significant portion of its business through subsidiaries. The 6 7/8% senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the “Subsidiary Guarantors”). As of February 28, 2005, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Emmis Communications (ECC) Parent Company Only, Emmis Operating (EOC) Parent Company only (issuer of the debt), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28 (29), 2004 and 2005 and for each of the three years in the period ended February 28, 2005.

     Emmis uses the equity method in both of its Parent Company only information with respect to investments in subsidiaries when preparing the financial information for subsidiary guarantors and subsidiary non-guarantors. Separate financial statements for Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 28, 2005

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,688	$6,173	$6,193	$—	$16,054
Accounts receivable, net	—	—	99,852	7,135	—	106,987
Prepaid expenses	—	1,413	14,765	384	—	16,562
Program rights	—	—	16,562	—	—	16,562
Other	—	1,966	4,459	1,868	—	8,293

Total current assets	—	7,067	141,811	15,580	—	164,458

Property and equipment, net	—	29,872	155,583	7,863	—	193,318
Intangible assets, net	—	—	1,198,069	150,541	—	1,348,610
Investment in affiliates	876,553	1,513,976	—	—	(2,390,529)	—
Deferred tax assets	32,138	41,081	—	—	—	73,219
Other assets, net	28	41,236	19,511	1,429	(18,774)	43,430

Total assets	$908,719	$1,633,232	$1,514,974	$175,413	$(2,409,303)	$1,823,035

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$6,858	$17,775	$12,192	$(8,230)	$28,595
Current maturities of other long-term debt	—	6,750	—	2,954	(2,016)	7,688
Current portion of TV program rights payable	—	—	30,910	—	—	30,910
Accrued salaries and commissions	—	3,862	11,992	580	—	16,434
Accrued interest	—	9,582	—	—	—	9,582
Deferred revenue	—	—	14,335	—	—	14,335
Other	1,123	4,362	2,529	383	—	8,397

Total current liabilities	1,123	31,414	77,541	16,109	(10,246)	115,941

Long-term debt, net of current maturities	1,245	1,172,563	—	—	—	1,173,808
Other long-term debt, net of current maturities	—	—	56	13,900	(8,528)	5,428
TV program rights payable, net of current portion	—	—	18,634	—	—	18,634
Other noncurrent liabilities	—	6,461	2,123	27	—	8,611
Minority Interest	—	—	—	48,021	—	48,021
Deferred income taxes	—	—	—	—	—	—

Total liabilities	2,368	1,210,438	98,354	78,057	(18,774)	1,370,443

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	564	876,553	—	—	(876,553)	564
Additional paid-in capital	1,041,128	—	—	4,393	(4,393)	1,041,128
Subsidiary investment	—	—	1,096,856	118,490	(1,215,346)	—
Retained earnings/(accumulated deficit)	(135,370)	(453,984)	319,764	(21,296)	(298,468)	(589,354)
Accumulated other comprehensive loss	—	225	—	(4,231)	4,231	225

Total shareholders’ equity	906,351	422,794	1,416,620	97,356	(2,390,529)	452,592

Total liabilities and shareholders’ equity	$908,719	$1,633,232	$1,514,974	$175,413	$(2,409,303)	$1,823,035

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Operations
For the Year Ended February 28, 2005

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$1,021	$574,168	$43,271	$—	$618,460
Operating expenses:
Station operating expenses, excluding noncash compensation	—	582	353,488	30,452	—	384,522
Corporate expenses, excluding noncash compensation	—	30,792	—	—	—	30,792
Noncash compensation	—	4,544	12,026	—	—	16,570
Depreciation and amortization	—	6,504	35,720	3,977	—	46,201

Total operating expenses	—	42,422	401,234	34,429	—	478,085

Operating income (loss)	—	(41,401)	172,934	8,842	—	140,375

Other income (expense)
Interest expense	(5,707)	(60,559)	(9)	(1,201)	819	(66,657)
Loss on debt extinguishment	(66,319)	(30,929)	—	—	—	(97,248)
Other income (expense), net	—	198	(2,126)	2,015	(1,833)	(1,746)

Total other income (expense)	(72,026)	(91,290)	(2,135)	814	(1,014)	(165,651)

Income (loss) before income taxes, minority interest and discontinued operations	(72,026)	(132,691)	170,799	9,656	(1,014)	(25,276)
Provision (benefit) for income taxes	(5,051)	16,862	—	4,130	—	15,941
Minority interest expense, net of tax	—	—	—	2,486	—	2,486

Income (loss) from continuing operations	(66,975)	(149,553)	170,799	3,040	(1,014)	(43,703)
Income (loss) from discontinued operations, net of tax	—	—	38,150	4,185	—	42,335

Income (loss) before accounting change	(66,975)	(149,553)	208,949	7,225	(1,014)	(1,368)
Cumulative effect of accounting change, net of tax	—	(303,000)	(303,000)	—	303,000	(303,000)
Equity in earnings (loss) of subsidiaries	—	215,160	—	—	(215,160)	—

Net income (loss)	(66,975)	(237,393)	(94,051)	7,225	86,826	(304,368)
Preferred stock dividends	8,984	—	—	—	—	8,984

Net income (loss) available to common shareholders	$(75,959)	$(237,393)	$(94,051)	$7,225	$86,826	$(313,352)

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 28, 2005

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(66,975)	$(237,393)	$(94,051)	$7,225	$86,826	$(304,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(38,150)	(4,185)	—	(42,335)
Loss on debt extinguishment	66,319	30,929	—	—	—	97,248
Cumulative effect of accounting change	—	303,000	303,000	—	(303,000)	303,000
Depreciation and amortization	—	8,534	62,682	4,758	—	75,974
Accretion of interest on senior discount notes, including amortization of related debt costs	5,707	—	—	—	—	5,707
Provision for bad debts	—	—	3,354	—	—	3,354
Provision (benefit) for deferred income taxes	(5,051)	16,862	—	4,130	—	15,941
Noncash compensation	—	4,544	12,026	—	—	16,570
Net cash provided by operating activities - discontinued operations	—	—	3,614	—	—	3,614
Equity in earnings of subsidiaries	—	(215,160)	—	—	215,160	—
Loss on sale of assets	—	—	2,630	—	—	2,630
Other	—	(2,305)	6	50	1,014	(1,235)
Changes in assets and liabilities -
Accounts receivable	—	—	(4,815)	(301)	—	(5,116)
Prepaid expenses and other current assets	—	571	(3,200)	(620)	—	(3,249)
Other assets	(45)	(7,513)	966	(43)	—	(6,635)
Accounts payable and accrued liabilities	—	(5,905)	(3,648)	5,163	—	(4,390)
Deferred liabilities	—	—	(295)	—	—	(295)
Cash paid for program rights	—	—	(30,221)	—	—	(30,221)
Other liabilities	—	880	(3,277)	(993)	—	(3,390)

Net cash provided by (used in) operating activities	(45)	(102,956)	210,621	15,184	—	122,804

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,825)	(20,392)	(3,016)	—	(25,233)
Proceeds from sale of stations, net	—	—	74,778	7,300	—	82,078
Deposits on acquisitions and other	—	(1,755)	(741)	—	—	(2,496)

Net cash provided by (used in) investing activities	—	(3,580)	53,645	4,284	—	54,349

FINANCING ACTIVITIES:
Payments on long-term debt	(227,708)	(1,237,010)	—	—	—	(1,464,718)
Proceeds from long-term debt	—	1,376,500	—	—	—	1,376,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,905)	—	—	—	(72,810)
Proceeds from exercise of stock options	2,285	—	—	—	—	2,285
Preferred stock dividends paid	(8,984)	—	—	—	—	(8,984)
Settlement of tax withholding obligations on stock issued to employees	(1,586)	—	—	—	—	(1,586)
Intercompany, net	295,647	(11,733)	(267,125)	(16,789)	—	—
Debt related costs	—	(12,052)	—	—	—	(12,052)
Other	296	—	—	—	—	296

Net cash provided by (used in) financing activities	45	102,800	(267,125)	(16,789)	—	(181,069)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(3,736)	(2,859)	2,679	—	(3,916)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$3,688	$6,173	$6,193	$—	$16,054

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 29, 2004

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$7,424	$9,032	$3,514	$—	$19,970
Accounts receivable, net	—	—	98,391	6,834	—	105,225
Prepaid expenses	—	747	13,776	127	—	14,650
Program rights	—	—	13,373	—	—	13,373
Other	—	3,203	6,881	1,505	(1,444)	10,145
Current assets - discontinued operations	—	—	668	2,782	—	3,450

Total current assets	—	11,374	142,121	14,762	(1,444)	166,813

Property and equipment, net	—	34,551	171,010	6,425	—	211,986
Intangible assets, net	—	434	1,570,406	152,609	(78)	1,723,371
Investment in affiliates	1,157,534	2,038,929	—	—	(3,196,463)	—
Other assets, net	6,583	39,536	14,938	1,386	(10,230)	52,213
Noncurrent assets - discontinued operations	—	—	140,980	5,206	—	146,186

Total assets	$1,164,117	$2,124,824	$2,039,455	$180,388	$(3,208,215)	$2,300,569

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$10,676	$19,375	$7,257	$(1,794)	$35,514
Current maturities of long-term debt	—	1,688	—	5,210	(359)	6,539
Credit facility debt required to be repaid with assets held for sale	—	37,389	—	—	—	37,389
Current portion of TV program rights payable	—	—	27,502	—	—	27,502
Accrued salaries and commissions	—	3,782	10,203	352	—	14,337
Accrued interest	—	11,697	—	—	—	11,697
Deferred revenue	—	—	14,342	—	—	14,342
Other	1,123	2,229	3,933	304	—	7,589
Current liabilities - discontinued operations	—	—	734	638	—	1,372

Total current liabilities	1,123	67,461	76,089	13,761	(2,153)	156,281

Long-term debt, net of current maturities	223,423	1,000,756	—	—	—	1,224,179
Other long-term debt, net of current maturities	—	41	130	15,337	(9,599)	5,909
TV program rights payable, net of current portion	—	—	26,266	—	—	26,266
Other noncurrent liabilities	—	7,663	1,635	11	—	9,309
Minority Interest	—	—	—	47,672	—	47,672
Deferred income taxes	(27,087)	109,081	—	—	—	81,994
Noncurrent liabilities - discontinued operations	—	—	13	—	—	13

Total liabilities	197,459	1,185,002	104,133	76,781	(11,752)	1,551,623

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	557	1,027,221	—	—	(1,027,221)	557
Additional paid-in capital	1,025,483	130,313	—	4,393	(134,706)	1,025,483
Subsidiary investment	—	—	1,521,507	131,070	(1,652,577)	—
Retained earnings/(accumulated deficit)	(59,411)	(216,591)	413,815	(28,521)	(385,294)	(276,002)
Accumulated other comprehensive loss	—	(1,121)	—	(3,335)	3,335	(1,121)

Total shareholders’ equity	966,658	939,822	1,935,322	103,607	(3,196,463)	748,946

Total liabilities and shareholders’ equity	$1,164,117	$2,124,824	$2,039,455	$180,388	$(3,208,215)	$2,300,569

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Operations
For the Year Ended February 29, 2004

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$946	$535,779	$28,429	$—	$565,154
Operating expenses:
Station operating expenses, excluding noncash compensation	—	670	335,981	19,081	—	355,732
Corporate expenses, excluding noncash compensation	—	24,105	—	—	—	24,105
Noncash compensation	—	5,273	17,449	—	—	22,722
Depreciation and amortization	—	6,090	35,822	3,789	—	45,701
Impairment loss and other	—	—	12,400	—	—	12,400

Total operating expenses	—	36,138	401,652	22,870	—	460,660

Operating income (loss)	—	(35,192)	134,127	5,559	—	104,494

Other income (expense)
Interest expense	(26,524)	(58,719)	(144)	(1,484)	913	(85,958)
Loss on debt extinguishment	—	—	—	—	—	—
Other income (expense), net	—	(1,018)	1,283	1,006	(1,464)	(193)

Total other income (expense)	(26,524)	(59,737)	1,139	(478)	(551)	(86,151)

Income (loss) before income taxes, minority interest and discontinued operations	(26,524)	(94,929)	135,266	5,081	(551)	18,343
Provision (benefit) for income taxes	(9,362)	(33,680)	51,401	1,666	—	10,025
Minority interest expense, net of tax	—	—	—	1,878	—	1,878

Income (loss) from continuing operations	(17,162)	(61,249)	83,865	1,537	(551)	6,440
Income (loss) from discontinued operations, net of tax	—	—	5,835	(10,019)	—	(4,184)
Equity in earnings (loss) of subsidiaries	—	80,667	—	—	(80,667)	—

Net income (loss)	(17,162)	19,418	89,700	(8,482)	(81,218)	2,256
Preferred stock dividends	8,984	—	—	—	—	8,984

Net income (loss) available to common shareholders	$(26,146)	$19,418	$89,700	$(8,482)	$(81,218)	$(6,728)

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 29, 2004

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(17,162)	$19,418	$89,700	$(8,482)	$(81,218)	$2,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(5,835)	10,019	—	4,184
Impairment loss	—	—	12,400	—	—	12,400
Depreciation and amortization	—	9,782	60,201	4,161	—	74,144
Accretion of interest on senior discount notes, including amortization of related debt costs	26,524	—	—	—	—	26,524
Provision for bad debts	—	—	3,290	—	—	3,290
Provision (benefit) for deferred income taxes	(9,362)	(33,680)	50,250	1,666	—	8,874
Noncash compensation	—	5,273	17,449	—	—	22,722
Net cash provided by operating activities - discontinued operations	—	—	11,195	(1,404)	—	9,791
Equity in earnings of subsidiaries	—	(80,667)	—	—	80,667	—
Other	2,775	—	(96)	1,938	551	5,168
Changes in assets and liabilities -
Accounts receivable	—	—	(3,775)	(357)	—	(4,132)
Prepaid expenses and other current assets	—	(1,712)	4,403	(2,758)	—	(67)
Other assets	—	13,191	(16,809)	841	—	(2,777)
Accounts payable and accrued liabilities	—	(2,248)	(2,134)	2,187	—	(2,195)
Deferred liabilities	—	—	(1,235)	(46)	—	(1,281)
Cash paid for TV programming rights	—	—	(27,854)	—	—	(27,854)
Other liabilities	—	1,712	(7,688)	(6,906)	—	(12,882)

Net cash provided by (used in) operating activities	2,775	(68,931)	183,462	859	—	118,165

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,767)	(25,539)	115	—	(30,191)
Disposals of property and equipment	—	—	2,106	—	—	2,106
Cash paid for acquisitions	—	—	(11,656)	(109,470)	—	(121,126)
Proceeds from sale of stations, net	—	—	3,650	—	—	3,650
Deposits on acquisitions and other	—	(798)	—	—	—	(798)

Net cash provided by (used in) investing activities	—	(5,565)	(31,439)	(109,355)	—	(146,359)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(105,066)	—	—	—	(105,066)
Proceeds from long-term debt	—	138,000	—	—	—	138,000
Premiums paid to redeem outstanding debt obligations	—	—	—	—	—	—
Proceeds from exercise of stock options	10,555	—	—	—	—	10,555
Preferred stock dividends paid	(8,984)	—	—	—	—	(8,984)
Settlement of tax withholding obligations on stock issued to employees	(1,774)	—	—	—	—	(1,774)
Intercompany, net	(2,572)	45,747	(148,835)	105,660	—	—
Debt related costs	—	(646)	—	—	—	(646)

Net cash provided by (used in) financing activities	(2,775)	78,035	(148,835)	105,660	—	32,085

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,539	3,188	(2,836)	—	3,891

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,885	5,844	6,350	—	16,079

End of period	$—	$7,424	$9,032	$3,514	$—	$19,970

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Operations
For the Year Ended February 28, 2003

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$923	$526,136	$9,164	$—	$536,223
Operating expenses:
Station operating expenses, excluding noncash compensation	—	702	326,181	6,795	—	333,678
Corporate expenses, excluding noncash compensation	—	21,359	—	—	—	21,359
Noncash compensation	—	3,491	18,263	—	—	21,754
Depreciation and amortization	—	4,867	34,789	2,678	—	42,334

Total operating expenses	—	30,419	379,233	9,473	—	419,125

Operating income (loss)	—	(29,496)	146,903	(309)	—	117,098

Other income (expense)
Interest expense	(25,777)	(77,050)	(771)	(694)	675	(103,617)
Loss on debt extinguishment	(9,062)	(4,444)	—	—	—	(13,506)
Other income (expense), net	—	(3,560)	10,186	(229)	(675)	5,722

Total other income (expense)	(34,839)	(85,054)	9,415	(923)	—	(111,401)

Income (loss) before income taxes, minority interest and discontinued operations	(34,839)	(114,550)	156,318	(1,232)	—	5,697
Provision (benefit) for income taxes	(9,935)	(42,008)	59,401	—	—	7,458
Minority interest expense, net of tax	—	—	—	—	—	—

Income (loss) from continuing operations	(24,904)	(72,542)	96,917	(1,232)	—	(1,761)
Income (loss) from discontinued operations, net of tax	—	—	5,577	(884)	—	4,693
Cumulative effect of accounting change, net of tax	—	(167,400)	(167,400)	—	167,400	(167,400)
Equity in earnings (loss) of subsidiaries	—	100,378	—	—	(100,378)	—

Net income (loss)	(24,904)	(139,564)	(64,906)	(2,116)	67,022	(164,468)
Preferred stock dividends	8,984	—	—	—	—	8,984

Net income (loss) available to common shareholders	$(33,888)	$(139,564)	$(64,906)	$(2,116)	$67,022	$(173,452)

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 28, 2003

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(24,904)	$(139,564)	$(64,906)	$(2,116)	$67,022	$(164,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	8,806	55,673	2,678	—	67,157
Cumulative effect of accounting change	—	167,400	167,400	—	(167,400)	167,400
Accretion of interest on senior discount notes, including amortization of related debt costs	25,777	—	—	—	—	25,777
Provision for bad debts	—	—	4,102	—	—	4,102
Provision (benefit) for deferred income taxes	(9,935)	(42,008)	59,401	—	—	7,458
Noncash compensation	—	3,491	18,263	—	—	21,754
Discontinued operations	—	—	(5,577)	884	—	(4,693)
Net cash provided by operating activities — discontinued operations	—	—	10,445	—	—	10,445
Loss on debt extinguishment	9,062	4,444	—	—	—	13,506
Equity in earnings of subsidiaries	—	(100,378)	—	—	100,378	—
Other	958	(428)	(9,313)	(8,229)	—	(17,012)
Changes in assets and liabilities -
Accounts receivable	—	—	(11,657)	450	—	(11,207)
Prepaid expenses and other current assets	—	(1,355)	(63)	(2,048)	—	(3,466)
Other assets	—	(10,397)	6,632	(399)	—	(4,164)
Accounts payable and accrued liabilities	—	(2,899)	863	2,738	—	702
Deferred liabilities	—	—	(534)	—	—	(534)
Cash paid for TV program rights	—	—	(28,298)	—	—	(28,298)
Other liabilities	—	1,483	(6,146)	15,353	—	10,690

Net cash provided by (used in) operating activities	958	(111,405)	196,285	9,311	—	95,149

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5,354)	(25,195)	—	—	(30,549)
Disposals of property and equipment	—	—	1,752	602	—	2,354
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	135,500	—	—	135,500
Deposits on acquisitions and other	—	(1,004)	—	—	—	(1,004)

Net cash provided by (used in) investing activities	—	(6,358)	112,057	602	—	106,301

FINANCING ACTIVITIES:
Payments on long-term debt	(53,424)	(260,101)	—	—	—	(313,525)
Proceeds from long-term debt	—	15,000	—	—	—	15,000
Proceeds from the issuance of the Company’s Class A Common Stock, net of transaction costs	120,239	—	—	—	—	120,239
Premiums paid to redeem outstanding debt obligations	(6,678)	—	—	—	—	(6,678)
Proceeds from exercise of stock options	6,906	—	—	—	—	6,906
Preferred stock dividends paid	(8,984)	—	—	—	—	(8,984)
Settlement of tax withholding obligations on stock issued to employees	(1,937)	—	—	—	—	(1,937)
Intercompany, net	(57,080)	369,503	(307,468)	(4,955)	—	—
Debt related costs	—	(2,754)	—	—	—	(2,754)

Net cash provided by (used in) financing activities	(958)	121,648	(307,468)	(4,955)	—	(191,733)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,885	874	4,958	—	9,717

CASH AND CASH EQUIVALENTS:
Beginning of period	—	—	4,970	1,392	—	6,362

End of period	$—	$3,885	$5,844	$6,350	$—	$16,079

15. SUBSEQUENT EVENTS

     During the fourth quarter of fiscal 2005, Emmis announced its agreement to acquire D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, one of the world’s fastest growing economies. The purchase price was approximately $17.4 million, and the acquisition closed on March 10, 2005.

     On May 10, 2005, Emmis announced that it has engaged advisors to assist in evaluating strategic alternatives for the Company’s television assets. This process could result in a decision to sell all or a portion of its television assets.

     On May 10, 2005, Emmis also announced that its Board of Directors approved a “Dutch Auction” tender offer to purchase up to 20,250,000 shares of its Class A common stock at a price per share not less than $17.25 and not greater than $19.75. The purchase will be financed from a combination of new borrowings under Emmis’ existing credit facility and new financing. As a result, the tender offer will be subject to the receipt of debt financing on terms and conditions satisfactory to Emmis, in its reasonable judgment, in an amount sufficient to purchase the Class A shares in the tender offer and to pay related fees and expenses. In addition, the Board of Directors authorized a share repurchase program to be made effective after the completion of the tender offer. The share repurchase program would permit Emmis, to the extent that it does not purchase 20,250,000 Class A shares in the tender offer, to purchase up to a number of Class A shares equal to the shortfall plus an additional number of Class A shares equal to 5% of the total outstanding shares after the tender offer. Whether or to what extent Emmis chooses to make such purchases will depend upon market conditions and Emmis’ capital needs, and there is no assurance that Emmis will conclude such purchases for any or all of the authorized amounts remaining.

     On May 16, 2005, the Company commenced its “Dutch Auction” tender offer and Emmis filed Articles of Correction with the Indiana Secretary of State to correct the anti-dilution adjustment provisions of its outstanding convertible preferred stock. The Articles of Correction will implement the original agreement of the parties by correcting a mistake in the anti-dilution provisions relating to a tender offer by Emmis involving the purchase of shares of common stock for consideration representing more than 15% of the Company’s market capitalization. Upon the completion of the “Dutch Auction” tender offer, the anti-dilution provisions, as originally filed, would have resulted in the holders of the convertible preferred stock receiving a substantially greater reduction in the conversion price than was the original expectation of the parties. The revised anti-dilution provisions in the Articles of Correction reflect the original intent of the parties by including a customary anti-dilution formula for tender offers. Following the filing of the Articles of Correction, Emmis filed a lawsuit in Indiana State Court seeking, in part, a declaratory judgment authorizing the correction or reformation of the anti-dilution provisions in its second amended and restated Articles of Incorporation so that they are consistent with those in the Articles of Correction. The “Dutch Auction” tender offer is contingent on Emmis either prevailing in the lawsuit for declaratory judgment or resolving the subject matter of the lawsuit in a manner satisfactory to it. Emmis intends to actively seek to settle the lawsuit in a manner that is consistent with the revised anti-dilution provisions in the Articles of Correction. If Emmis does not prevail in the lawsuit or resolve it in a timely manner, Emmis intends to examine other alternatives to deliver value to its shareholders, which may include reducing the size of the tender offer so that no anti-dilution adjustment is triggered.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
					Full
	May 31	Aug. 31	Nov. 30	Feb. 28 (29)	Year
Year ended February 28, 2005
Net revenues	$153,039	$158,522	$169,049	$137,850	$618,460
Operating income	34,662	39,775	48,475	17,463	140,375
Net income (loss) before accounting change	(73,570)	15,296	19,805	37,101	(1,368)
Net income (loss) available to common shareholders	(75,816)	13,050	17,559	(268,145)	(313,352)
Basic earnings (loss) per common share:
Continuing operations, before accounting change	$(1.37)	$0.21	$0.28	$(0.07)	$(0.94)
Discontinued operations	$0.01	$0.02	$0.03	$0.69	$0.76
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(5.37)	$(5.40)
Net income (loss) available to common shareholders	$(1.36)	$0.23	$0.31	$(4.75)	$(5.58)
Diluted earnings (loss) per common share:
Continuing operations, before accounting change	$(1.37)	$0.21	$0.28	$(0.07)	$(0.94)
Discontinued operations	$0.01	$0.02	$0.03	$0.69	$0.76
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(5.37)	$(5.40)
Net income (loss) available to common shareholders	$(1.36)	$0.23	$0.31	$(4.75)	$(5.58)

Year ended February 29, 2004
Net revenues	$134,343	$147,346	$152,068	$131,397	$565,154
Operating income	26,069	34,207	39,029	5,189	104,494
Net income (loss) before accounting change	2,602	9,754	11,316	(21,416)	2,256
Net income (loss) available to common shareholders	356	7,508	9,070	(23,662)	(6,728)
Basic earnings (loss) per common share:
Continuing operations, before accounting change	$(0.02)	$0.09	$0.14	$(0.26)	$(0.05)
Discontinued operations	$0.03	$0.05	$0.03	$(0.17)	$(0.07)
Cumulative effect of accounting change, net of tax	$—	$—	$—	$—	$—
Net income (loss) available to common shareholders	$0.01	$0.14	$0.17	$(0.43)	$(0.12)
Diluted earnings (loss) per common share:
Continuing operations, before accounting change	$(0.02)	$0.09	$0.14	$(0.26)	$(0.05)
Discontinued operations	$0.03	$0.05	$0.02	$(0.17)	$(0.07)
Cumulative effect of accounting change, net of tax	$—	$—	$—	$—	$—
Net income (loss) available to common shareholders	$0.01	$0.14	$0.16	$(0.43)	$(0.12)

     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. Net loss available to common shareholders in the quarter ended February 29, 2004 includes a $12.4 million impairment loss resulting from the Company’s annual SFAS No. 142 review and a $9.4 million loss from discontinued operations. The net loss available to common shareholders in the quarter ended May 31, 2005 includes a pre-tax loss on debt extinguishment of $97.3 million. The net loss available to common shareholders in the quarter ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” Operating results for fiscal 2004 and the first six months of fiscal 2005 have been reclassified to reflect the discontinued operations related to the three radio stations in Phoenix we exchanged in January 2005.

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

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2005, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management’s report on internal control over financial reporting and the attestation report of Emmis Communications Corporation’s independent auditors are included in Emmis Communications Corporation’s financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by this reference.

ITEM 9B. OTHER INFORMATION

               Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance – Certain Committees of the Board of Directors,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2005 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Employment and Change-in-Control Agreements” and “Compensation Tables” in the Emmis 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2005 Proxy Statement.

Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of February 28, 2005. These plans include the 2004 Equity Compensation Plan and the Employee Stock Purchase Plan. Our shareholders have approved all of these plans.

Number of Securities Remaining
	Number of Securities to be Issued		Weighted-Average Exercise		Available for Future Issuance under
	Upon Exercise of Outstanding		Price of Outstanding Options,		Equity Compensation Plans (Excluding
	Options, Warrants and Rights		Warrants and Rights		Securities Reflected in Column (A))
Plan Category	(A)		(B)		(C)
Equity Compensation Plans Approved by Security Holders	6,322,857	(1)	$25.75	(1)	5,372,666	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	6,322,857	(1)	$25.75	(1)	5,372,666	(2)

(1)	Includes 265,000 shares estimated to be issuable in 2005 to employees in lieu of current salary pursuant to contract rights under our stock compensation program. See Note 1g to our Consolidated Financial Statements. The exact number and price of shares to be issued depends upon actual compensation during the period prior to issuance and changes in our share price, neither of which can be determined at this time. Thus, the weighted averages in Column B do not reflect these shares. The amount in Column A excludes obligations under employment contracts to issue bonus shares in the future.

(2)	Includes 302,666 shares currently available under the initial authorization for the Employee Stock Purchase Plan. The number of shares reserved for issuance under this plan is automatically increased on the first day of each fiscal year by the lesser of 0.5% of the common shares outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by our board of directors. On March 1, 2005, options were granted to employees to purchase an additional 634,820 shares of Emmis Communications Corporation common stock at $18.74 per share and 249,054 shares of restricted stock were granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Transactions” in the Emmis 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

     The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

     No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K/A for the fiscal year ended February 29, 2000, and an amendment thereto relating to certain 12 1/2% Senior Preferred Stock incorporated by reference from Exhibit 3.1 to the Company’s current report on Form 8-K filed December 13, 2001, and Articles of Correction incorporated by reference from Exhibit 99.2 to the Company’s current report on Form 8-K filed May 16, 2005.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

4.1	Indenture dated May 10, 2004 (the “6 7/8% Subordinated Notes Indenture”) among Emmis Operating Company and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

4.2	Indenture dated March 27, 2001 (the “12 1/2% Senior Discount Notes Indenture”) among Emmis Communications Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note, incorporated by reference to Exhibit 4.1 to Emmis’ Registration Statement on Form S-4, File No. 333-621604, as amended.

4.3	Supplemental Indenture dated April 26, 2004 to the 12 1/2% Senior Discount Notes Indenture, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

4.4	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Revolving Credit and Term Loan Agreement dated May 10, 2004, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.2	Emmis Operating Company Profit Sharing Plan, as amended, effective March 1, 1997, incorporated by reference from Exhibit 10.1 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 2003 (the “2003 10-K”).++

10.3	Emmis Communications Corporation 1994 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the 1994 Registration Statement.++

10.4	The Emmis Communications Corporation 1995 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.15 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the “1995 10-K”).++

10.5	The Emmis Communications Corporation 1995 Equity Incentive Plan incorporated by reference from Exhibit 10.16 to the 1995 10-K.++

10.6	Emmis Communications Corporation 1997 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1998.++

10.7	Emmis Communications Corporation 1999 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 26, 1999.++

10.8	Emmis Communications Corporation 2001 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 25, 2001.++

10.9	Emmis Communications Corporation 2002 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 30, 2002.++

10.10	Emmis Communications Corporation 2004 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 28, 2004.++

10.11	Employment Agreement and Change in Control Severance Agreement, dated as of March 1, 2004, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2004.++

10.12	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Richard Cummings, incorporated by reference from Exhibit 10.21 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed February 11, 2005. ++

10.13	Employment Agreement dated as of September 9, 2002, by and between Emmis Operating Company and Michael Levitan, incorporated by reference from Exhibit 10.22 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed February 11, 2005. ++

10.14	Employment Agreement dated as of March 1, 2003, by and between Emmis Operating Company and Gary A. Thoe, incorporated by reference from Exhibit 10.23 to the 2003 10-K. ++

10.15	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Walter Z. Berger, incorporated by reference from Exhibit 10.24 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed February 11, 2005. ++

10.16	Employment Agreement, dated as of March 1, 2003, by and between Emmis Operating Company and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 31, 2003 and Amendment to Employment Agreement dated May 13, 2005. ++*

10.17	Employment agreement effective as of March 1, 2003, by and between Emmis Operating Company and Gary L. Kaseff, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2003 and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed February 11, 2005. ++

10.18	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Walter Z. Berger, incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.19	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary L. Kaseff, incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.20	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended August 31, 2003, amended by Amendment to Employment Agreement dated May 13, 2005. ++*

10.21	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.22	Change in Control Severance Agreement, dated as of February 7, 2005, by and between Emmis Communications Corporation and Michael Levitan, incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed February 11, 2005. ++

10.23	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Paul Fiddick, incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.24	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary A. Thoe, incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.25	Asset Exchange Agreement, dated as of January 14, 2005, by and between Emmis Radio, LLC and Emmis Radio License, LLC and Bonneville International Corporation and Bonneville Holding Company. *

10.26	Agreement for Purchase of Limited Partner and Member Interests, dated as of March 3, 2003, by and between Emmis Operating Company and Sinclair Telecable, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.27	Registration Rights Agreement dated May 10, 2004, by and between Emmis Operating Company and Goldman, Sachs & Co., incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.28	Aircraft Time Sharing Agreement dated January 22, 2003, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.29	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.30	2005 Stock Compensation Program Restricted Stock Agreement Form (tax vesting option), incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2004.++

10.31	2005 Stock Compensation Program Restricted Stock Agreement Form (non-tax vesting option), incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2004.++

10.32	2005 Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 21, 2004.++

10.33	2005 Outside Director Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 21, 2004.++

10.34	Form of Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.35	Form of Restricted Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.36	Director Compensation Policy effective May 13, 2005. ++*

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of Emmis.*

23	Consent of Independent Registered Public Accountants.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

Signatures.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
May 16, 2005	By:	Date:/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

		SIGNATURE	TITLE
Date:	May 16, 2005	/s/ Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Jeffrey H. Smulyan

Date:	May 16, 2005	/s/ Walter Z. Berger	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)

Walter Z. Berger

Date:	May 16, 2005	Susan B. Bayh*	Director

Susan B. Bayh

Date:	May 16, 2005	Gary L. Kaseff*	Executive Vice President, General Counsel and Director

Gary L. Kaseff

Date:	May 16, 2005	Richard A. Leventhal*	Director

Richard A. Leventhal

Date:	May 16, 2005	Peter A. Lund*	Director

Peter A. Lund

Date:	May 16, 2005	Greg A. Nathanson*	Director

Greg A. Nathanson

Date:	May 16, 2005	Frank V. Sica*	Director

Frank V. Sica

Date:	May 16, 2005	Lawrence B. Sorrel*	Director

Lawrence B. Sorrel

*By:	/s/ J. Scott Enright

J. Scott Enright Attorney-in-Fact