Form 10-Q
period 2005-05-31
EMMIS COMMUNICATIONS CORP
filed 2005-07-11
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes☑     No ☐

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 1, 2005, was:

31,775,071	Shares of Class A Common Stock, $.01 Par Value
4,879,784	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2004	2005
NET REVENUES	$153,039	$161,774
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	92,546	102,457
Corporate expenses, excluding noncash compensation	8,420	7,118
Noncash compensation	4,975	4,100
Depreciation and amortization	12,436	11,360

Total operating expenses	118,377	125,035

OPERATING INCOME	34,662	36,739

OTHER INCOME (EXPENSE):
Interest expense	(19,696)	(17,030)
Loss on debt extinguishment	(96,975)	—
Other income (expense), net	(96)	(402)

Total other income (expense)	(116,767)	(17,432)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(82,105)	19,307
PROVISION (BENEFIT) FOR INCOME TAXES	(8,292)	8,144
MINORITY INTEREST EXPENSE, NET OF TAX	594	785

INCOME (LOSS) FROM CONTINUING OPERATIONS	(74,407)	10,378

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX OF $922 IN 2004	837	—

NET INCOME (LOSS)	(73,570)	10,378

PREFERRED STOCK DIVIDENDS	2,246	2,246

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(75,816)	$8,132

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

     In the three — month periods ended May 31, 2004 and 2005, $3.9 million and $2.3 million respectively, of our noncash compensation was attributable to our stations, while $1.1 million and $1.8 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2004	2005
Basic net income (loss) available to common shareholders:
Continuing operations	$(1.37)	$0.14
Discontinued operations, net of tax	0.01	—

Net income (loss) available to common shareholders	$(1.36)	$0.14

Basic weighted average common shares outstanding	55,864	56,654

Diluted net income (loss) available to common shareholders:
Continuing operations	$(1.37)	$0.14
Discontinued operations, net of tax	0.01	—

Net income (loss) available to common shareholders	$(1.36)	$0.14

Diluted weighted average common shares outstanding	55,864	57,112

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	May 31,
	2005	2005
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,054	$15,524
Accounts receivable, net	106,987	126,787
Prepaid expenses	16,562	19,058
Program rights	16,562	12,624
Other	8,293	6,527

Total current assets	164,458	180,520

PROPERTY AND EQUIPMENT, NET	193,318	190,238
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	1,216,723	1,216,723
Goodwill	107,020	106,929
Other intangibles, net	24,867	33,842

Total intangible assets	1,348,610	1,357,494
DEFERRED TAX ASSETS	73,219	65,619
OTHER ASSETS, NET	43,430	40,452

Total assets	$1,823,035	$1,834,323

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	May 31,
	2005	2005
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$28,595	$31,174
Current maturities of long-term debt	7,688	7,637
Current portion of TV program rights payable	30,910	26,416
Accrued salaries and commissions	16,434	9,554
Accrued interest	9,582	3,625
Deferred revenue	14,335	14,241
Other	8,397	8,156

Total current liabilities	115,941	100,803

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,173,808	1,192,160

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,428	4,817

TV PROGRAM RIGHTS PAYABLE, NET OF CURRENT PORTION	18,634	15,146

OTHER NONCURRENT LIABILITIES	8,611	8,427

MINORITY INTEREST	48,021	47,992

Total liabilities	1,370,443	1,369,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 28, 2005 and May 31, 2005	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 51,621,958 shares at February 28, 2005 and 51,946,788 shares at May 31, 2005	516	519
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,850,762 shares at February 28, 2005 and 4,879,784 shares at May 31, 2005	48	49
Additional paid-in capital	1,041,128	1,046,670
Accumulated deficit	(589,354)	(581,222)
Accumulated other comprehensive income (loss)	225	(1,067)

Total shareholders’ equity	452,592	464,978

Total liabilities and shareholders’ equity	$1,823,035	$1,834,323

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(73,570)	$10,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(837)	—
Depreciation and amortization	19,418	18,969
Accretion of interest on senior discount notes and amortization of related debt costs	5,596	41
Provision for bad debts	1,017	1,275
Provision (benefit) for deferred income taxes	(8,292)	7,600
Noncash compensation	4,975	4,100
Net cash provided from operating activities — discontinued operations	2,615	—
Loss on debt extinguishment	96,975	—
Other	1,485	(1,212)
Changes in assets and liabilities -
Accounts receivable	(15,341)	(18,949)
Prepaid expenses and other current assets	(1,451)	3,411
Other assets	(7,068)	(2,689)
Accounts payable and accrued liabilities	(14,692)	(11,774)
Deferred revenue	(520)	(94)
Cash paid for TV programming rights	(7,852)	(7,982)
Other liabilities	510	(1,116)

Net cash provided by operating activities	2,968	1,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,351)	(4,804)
Cash paid for acquisitions	—	(12,563)
Proceeds from sale of assets, net	7,300	—
Deposits and other	(306)	(356)

Net cash used in investing activities	(357)	(17,723)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,280,095)	(9,188)
Proceeds from long-term debt	1,365,500	27,500
Premiums paid to redeem outstanding debt obligations	(72,607)	—
Proceeds from exercise of stock options	1,526	396
Preferred stock dividends paid	(2,246)	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(741)	(1,104)
Debt related costs	(11,473)	—
Other	—	(123)

Net cash provided by (used in) financing activities	(136)	15,235

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,475	(530)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,970	16,054

End of period	$22,445	$15,524

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$21,349	$22,283
Income taxes	121	—

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	7,833	4,711

ACQUISITION OF D.EXPRES (SLOVAKIA):
Fair value of assets acquired		$16,356
Cash paid		12,563

Liabilities recorded		$3,793

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2005

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2005. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2005 and the results of its operations for the three-month periods ended May 31, 2004 and 2005 and its cash flows for the three - month periods ended May 31, 2004 and 2005.

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

	Three Months Ended May 31,
	2004	2005
	(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$(75,816)	$8,132
Plus: Reported stock-based employee compensation costs, net of tax	3,085	2,419
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	5,579	4,109

Pro Forma	$(78,310)	$6,442

Basic EPS:
As Reported	$(1.36)	$0.14
Pro Forma	$(1.40)	$0.11

Diluted EPS:
As Reported	$(1.36)	$0.14
Pro Forma	$(1.40)	$0.11

Advertising Costs

     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.9 million and $1.5 million of these costs as of May 31, 2004 and 2005, respectively.

Basic and Diluted Net Income Per Common Share

     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2004 and 2005 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three - month period ended May 31, 2004 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 4.0 million shares for the three — month period ended May 31, 2004. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three — month period ended May 31, 2005 as the effect of its conversion to 3.7 million shares of common stock would be antidilutive.

Discontinued Operations

     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. The results of operations of Votionis have been classified as discontinued operations in the accompanying consolidated financial statements. Votionis was historically included in the radio reporting segment. The following table summarizes certain operating results for Votionis for the three months ended May 31, 2004:

Three Months Ended May 31,
2004
Net revenues	$1,693
Station operating expenses, excluding noncash compensation	2,019
Depreciation and amortization	164
Pre-tax income (loss)	(490)
Provision (benefit) for income taxes	—

     Votionis’ operating results were reported on a calendar year and consolidated into the Company’s fiscal year for reporting purposes. Accordingly, the results for its calendar quarter ended March 31, 2004 were consolidated into Emmis’ fiscal quarter ended May 31, 2004. However, the quarter ended May 31, 2004, includes the results of Votionis from January 1, 2004 to May 12, 2004, as the results of operations of Votionis for the period April 1, 2004 through May 12, 2004 were immaterial.

     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash, including payments for working capital items. The results of operations of the three radio stations in Phoenix have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The following table summarizes certain operating results for the three Phoenix stations for the three months ended May 31, 2004:

Three Months Ended May 31,
2004
Net revenues	$7,993
Station operating expenses, excluding noncash compensation	5,374
Noncash compensation	175
Depreciation and amortization	195
Pre-tax income	2,249
Provision for income taxes	922

Note 2. Intangible Assets and Goodwill

     Indefinite-lived Intangibles

     Under the guidance in Statement of Financial Accounting Standards No. 142 (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 28, 2005 and May 31, 2005, the carrying amounts of the Company’s FCC licenses were $1,216.7 million.

     When performing its annual impairment tests, the Company generally uses an enterprise valuation approach to assess possible impairment of FCC licenses, whereby an estimated market multiple is applied to the station operating income generated by each reporting unit. Market multiples are determined based on information available regarding publicly traded peer companies, recently completed or contemplated transactions within the industry, and reporting units’ competitive position in their respective markets. Appropriate allocation is then made to the tangible assets and definite-lived intangible assets, with the residual amount representing the implied fair value of our indefinite-lived intangible assets. To the extent the carrying amount of the indefinite-lived intangible exceeds this implied fair value, the Company obtains an independent appraisal for the respective FCC licenses, and any carrying amount in excess of appraised value is recorded in the statement of operations. In the case of radio, the Company determined the reporting unit to be all of our stations in a local market, and in the case of television, the Company determined the reporting unit to be each individual station. The Company performed impairment tests at December 1, 2002, 2003 and 2004. The December 1, 2002 and 2004 tests resulted in no impairment charge, but the December 1, 2003 test resulted in a $12.4 million impairment charge related to two of our television stations. The required annual impairment tests may result in future periodic write-downs.

     Goodwill

     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test at December 1, 2002, 2003 and 2004, which resulted in no impairment charge. Consistent with the Company’s approach to assessing possible impairment of its FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units. In the case of publishing, the Company determined the reporting unit to be each individual magazine. As of February 28, 2005 and May 31, 2005, the carrying amount of the Company’s goodwill was $107.0 million and $106.9 million, respectively. As of February 28, 2005 approximately $48.6 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. As of May 31, 2005 approximately $48.5 million, $0.2 million and $58.2 million of our goodwill was attributable to our radio, television and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.

     Definite-lived intangibles

     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2005 and May 31, 2005:

		February 28, 2005			May 31, 2005
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	7.4	$24,443	$13,486	$10,957	$34,313	$13,939	$20,374
Favorable Office Leases	38.1	12,190	1,449	10,741	12,190	1,548	10,642
Customer Lists	2.2	11,210	10,654	556	11,210	10,813	397
Non-Compete Agreements	1.3	5,738	5,681	57	5,738	5,690	48
Other	12.7	5,592	3,036	2,556	5,593	3,212	2,381

TOTAL		$59,173	$34,306	$24,867	$69,044	$35,202	$33,842

     Total amortization expense from definite-lived intangibles for the three — month periods ended May 31, 2004 and 2005 was $2.4 million and $0.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2006	$4,761
2007	4,213
2008	4,082
2009	3,819
2010	2,875

Note 3. Significant Events

     On May 10, 2005, Emmis announced that it was seeking strategic alternatives for its 16-station Television Division, a process that could result in the sale of all or part of our television assets. Emmis has engaged a financial adviser to assist us in this process.

     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. This acquisition allowed Emmis to expand its international portfolio on the European continent and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The operating results from March 10, 2005 through March 31, 2005 are included in the accompanying condensed consolidated financial statements. The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$2,126	Less than one year
Other current assets	203	Less than one year

Broadcasting equipment	2,649	5 years

International broadcast license	11,218	94 months

Investment and other long-term assets	160	14 months

Less: current liabilities	(3,793)

Total purchase price	$12,563

Note 4. Pro Forma Financial Information

     Unaudited pro forma summary information is presented below for the three-month periods ended May 31, 2004 and 2005, assuming the acquisition (and related net debt repayments associated with the Phoenix disposition) of (i) WLUP-FM in January 2005 and (ii) D.EXPRES in Slovakia in March 2005 had occurred on the first day of the pro forma periods presented below.

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

	Three Months Ended May 31,
	2004	2005
	(Pro Forma)
Net revenues	$157,514	$162,656

Net income (loss) from continuing operations	$(73,762)	$9,852

Net income (loss) available to common shareholders from continuing operations	$(75,171)	$7,606

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$(1.35)	$0.13

Diluted	$(1.35)	$0.13

Weighted average shares outstanding:

Basic	55,864	56,654
Diluted	55,864	57,112

Three — month period ended May 31, 2004 includes a $97.0 million loss on debt extinguishment related to debt refinancing activity.

Note 5. Comprehensive Income (Loss)

     Comprehensive income (loss) was comprised of the following for the three-month periods ended May 31, 2004 and 2005:

	Three Months
	Ended May 31,
	2004	2005
Net income (loss)	$(73,570)	$10,378
Translation adjustment	811	(1,292)

Total comprehensive income (loss)	$(72,759)	$9,086

Note 6. Segment Information

     The Company’s operations are aligned into three business segments: Radio, Television, and Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary, nine radio stations located in Belgium and a radio network in Slovakia. Total revenues of the radio station in Hungary for the three — month periods ended May 31, 2004 and 2005 were $2.9 million and $3.9 million, respectively. The carrying value of long lived assets of this radio station as of May 31, 2004 and 2005 was $8.8 million and $7.1 million, respectively. Total revenues of our nine radio stations in Belgium for the three — month periods ended May 31, 2004 and 2005 were insignificant and $0.2 million, respectively. The carrying value of long lived assets of these radio stations as of May 31, 2004 and 2005 was $3.5 million and $3.9 million, respectively. Total revenues of the radio network in Slovakia for the three — month period ended May 31, 2005 were $0.4 million and the carrying value of long lived assets of this radio station as of May 31, 2005 was $14.0 million. We sold our controlling interest in two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in the three — month period ended May 31, 2004.

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2005 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended			Publishing
May 31, 2005	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$75,100	$66,572	$20,102	$—	$161,774
Station operating expenses, excluding noncash compensation	42,375	41,236	18,846	—	102,457
Corporate expenses, excluding noncash compensation	—	—	—	7,118	7,118
Noncash compensation	1,000	900	350	1,850	4,100
Depreciation and amortization	2,087	7,467	180	1,626	11,360

Operating income (loss)	$29,638	$16,969	$726	$(10,594)	$36,739

Total assets	$1,096,098	$541,459	$84,072	$112,694	$1,834,323

Three Months Ended			Publishing
May 31, 2004	Radio	Television	and Other	Corporate	Consolidated
			(Unaudited)
Net revenues	$66,710	$68,434	$17,895	$—	$153,039
Station operating expenses, excluding noncash compensation	36,317	39,790	16,439	—	92,546
Corporate expenses, excluding noncash compensation	—	—	—	8,420	8,420
Noncash compensation	1,481	1,742	661	1,091	4,975
Depreciation and amortization	2,841	7,818	218	1,559	12,436

Operating income (loss)	$26,071	$19,084	$577	$(11,070)	$34,662

Total assets	$1,107,923	$1,044,789	$82,481	$62,837	$2,298,030

Note 7.	Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis

     Included in long-term debt, net of current maturities, is $375 million of senior subordinated notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 28, 2005, subsidiaries holding Emmis’s interest in its radio stations in Austin, Texas, Hungary and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). As of May 31, 2005, the Subsidiary Non-Guarantors consisted of subsidiaries holding Emmis’s interest in its radio stations in Austin, Texas, Hungary, Slovakia and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only, Emmis Operating Company (EOC) Parent Company Only (issuer of the debt), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2005 and May 31, 2005 and for the three — month periods ended May 31, 2004 and 2005. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of May 31, 2005
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,087	$4,418	$6,019	$—	$15,524
Accounts receivable, net	—	—	114,629	12,158	—	126,787
Prepaid expenses	—	396	17,767	895	—	19,058
Program rights	—	—	12,624	—	—	12,624
Other	—	1,281	3,832	1,414	—	6,527

Total current assets	—	6,764	153,270	20,486	—	180,520

Property and equipment, net	—	28,324	151,318	10,596	—	190,238
Intangible assets, net	—	—	1,197,593	159,901	—	1,357,494
Investment in affiliates	879,854	1,544,532	—	—	(2,424,386)	—
Deferred tax assets	32,155	33,464	—	—	—	65,619
Other assets, net	26	40,468	17,419	1,663	(19,124)	40,452

Total assets	$912,035	$1,653,552	$1,519,600	$192,646	$(2,443,510)	$1,834,323

CURRENT LIABILITIES:
Accounts payable	$—	$5,983	$16,906	$16,959	$(8,674)	$31,174
Current maturities of other long-term debt	—	6,750	—	2,876	(1,989)	7,637
Current portion of TV program rights payable	—	—	26,416	—	—	26,416
Accrued salaries and commissions	—	534	8,613	407	—	9,554
Accrued interest	—	3,625	—	—	—	3,625
Deferred revenue	—	—	14,241	—	—	14,241
Other	1,123	4,420	2,032	581	—	8,156

Total current liabilities	1,123	21,312	68,208	20,823	(10,663)	100,803

Long-term debt, net of current maturities	1,285	1,190,875	—	—	—	1,192,160
Other long-term debt, net of current maturities	—	—	44	13,234	(8,461)	4,817
TV program rights payable, net of current portion	—	—	15,146	—	—	15,146
Other noncurrent liabilities	—	6,160	2,236	31	—	8,427
Minority Interest	—	—	—	47,992	—	47,992

Total liabilities	2,408	1,218,347	85,634	82,080	(19,124)	1,369,345

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	568	879,854	—	—	(879,854)	568
Additional paid-in capital	1,046,670	—	—	4,393	(4,393)	1,046,670
Subsidiary investment	—	—	1,068,959	132,565	(1,201,524)	—
Retained earnings/(accumulated deficit)	(137,640)	(443,582)	365,007	(22,069)	(342,938)	(581,222)
Accumulated other comprehensive income (loss)	—	(1,067)	—	(4,323)	4,323	(1,067)

Total shareholders’ equity	909,627	435,205	1,433,966	110,566	(2,424,386)	464,978

Total liabilities and shareholders’ equity	$912,035	$1,653,552	$1,519,600	$192,646	$(2,443,510)	$1,834,323

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 28, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,688	$6,173	$6,193	$—	$16,054
Accounts receivable, net	—	—	99,852	7,135	—	106,987
Prepaid expenses	—	1,413	14,765	384	—	16,562
Program rights	—	—	16,562	—	—	16,562
Other	—	1,966	4,459	1,868	—	8,293

Total current assets	—	7,067	141,811	15,580	—	164,458

Property and equipment, net	—	29,872	155,583	7,863	—	193,318
Intangible assets, net	—	—	1,198,069	150,541	—	1,348,610
Investment in affiliates	876,553	1,513,976	—	—	(2,390,529)	—
Deferred tax assets	32,138	41,081	—	—	—	73,219
Other assets, net	28	41,236	19,511	1,429	(18,774)	43,430

Total assets	$908,719	$1,633,232	$1,514,974	$175,413	$(2,409,303)	$1,823,035

CURRENT LIABILITIES:
Accounts payable	$—	$6,858	$17,775	$12,192	$(8,230)	$28,595
Current maturities of long-term debt	—	6,750	—	2,954	(2,016)	7,688
Current portion of TV program rights payable	—	—	30,910	—	—	30,910
Accrued salaries and commissions	—	3,862	11,992	580	—	16,434
Accrued interest	—	9,582	—	—	—	9,582
Deferred revenue	—	—	14,335	—	—	14,335
Other	1,123	4,362	2,529	383	—	8,397

Total current liabilities	1,123	31,414	77,541	16,109	(10,246)	115,941

Long-term debt, net of current maturities	1,245	1,172,563	—	—	—	1,173,808
Other long-term debt, net of current maturities	—	—	56	13,900	(8,528)	5,428
TV program rights payable, net of current portion	—	—	18,634	—	—	18,634
Other noncurrent liabilities	—	6,461	2,123	27	—	8,611
Minority interest	—	—	—	48,021	—	48,021
Deferred income taxes	—	—	—	—	—	—

Total liabilities	2,368	1,210,438	98,354	78,057	(18,774)	1,370,443

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	564	876,553	—	—	(876,553)	564
Additional paid-in capital	1,041,128	—	—	4,393	(4,393)	1,041,128
Subsidiary investment	—	—	1,096,856	118,490	(1,215,346)	—
Retained earnings/(accumulated deficit)	(135,370)	(453,984)	319,764	(21,296)	(298,468)	(589,354)
Accumulated other comprehensive income (loss)	—	225	—	(4,231)	4,231	225

Total shareholders’ equity	906,351	422,794	1,416,620	97,356	(2,390,529)	452,592

Total liabilities and shareholders’ equity	$908,719	$1,633,232	$1,514,974	$175,413	$(2,409,303)	$1,823,035

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three — month Period Ended May 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$287	$149,690	$11,797	$—	$161,774
Operating expenses:
Station operating expenses, excluding noncash compensation	—	160	93,257	9,040	—	102,457
Corporate expenses, excluding noncash compensation	—	7,118	—	—	—	7,118
Noncash compensation	—	1,850	2,166	84	—	4,100
Depreciation and amortization	—	1,626	8,994	740	—	11,360

Total operating expenses	—	10,754	104,417	9,864	—	125,035

Operating income (loss)	—	(10,467)	45,273	1,933	—	36,739

Other income (expense)
Interest expense	(41)	(16,879)	(4)	(385)	279	(17,030)
Other income (expense), net	—	(415)	(26)	(697)	736	(402)

Total other income (expense)	(41)	(17,294)	(30)	(1,082)	1,015	(17,432)

Income (loss) before income taxes, minority interest and discontinued operations	(41)	(27,761)	45,243	851	1,015	19,307

Provision (benefit) for income taxes	(17)	7,322	—	839	—	8,144
Minority interest expense, net of tax	—	—	—	785	—	785

Income (loss) from continuing operations	(24)	(35,083)	45,243	(773)	1,015	10,378
Equity in earnings (loss) of subsidiaries	—	45,485	—	—	(45,485)	—

Net income (loss)	(24)	10,402	45,243	(773)	(44,470)	10,378
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(2,270)	$10,402	$45,243	$(773)	$(44,470)	$8,132

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended May 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$268	$143,317	$9,454	$—	$153,039
Operating expenses:
Station operating expenses, excluding noncash compensation	—	164	85,894	6,488	—	92,546
Corporate expenses, excluding noncash compensation	—	8,420	—	—	—	8,420
Noncash compensation	—	1,091	3,884	—	—	4,975
Depreciation and amortization	—	1,559	9,154	1,723	—	12,436

Total operating expenses	—	11,234	98,932	8,211	—	118,377

Operating income (loss)	—	(10,966)	44,385	1,243	—	34,662

Other income (expense)
Interest expense	(5,596)	(14,013)	(3)	(212)	128	(19,696)
Loss on debt extinguishment	(66,298)	(30,677)	—	—	—	(96,975)
Other income (expense), net	—	140	(126)	104	(214)	(96)

Total other income (expense)	(71,894)	(44,550)	(129)	(108)	(86)	(116,767)

Income (loss) before income taxes, minority interest and discontinued operations	(71,894)	(55,516)	44,256	1,135	(86)	(82,105)
Provision (benefit) for income taxes	(4,634)	(4,100)	—	442	—	(8,292)
Minority interest expense, net of tax	—	—	—	594	—	594

Income (loss) from continuing operations	(67,260)	(51,416)	44,256	99	(86)	(74,407)
Income (loss) from discontinued operations, net of tax	—	—	1,327	(490)	—	837
Equity in earnings (loss) of subsidiaries	—	45,106	—	—	(45,106)	—

Net income (loss)	(67,260)	(6,310)	45,583	(391)	(45,192)	(73,570)
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(69,506)	$(6,310)	$45,583	$(391)	$(45,192)	$(75,816)

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Three-month Period Ended May 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(24)	$10,402	$45,243	$(773)	$(44,470)	$10,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	—	2,011	16,217	741	—	18,969
Accretion of interest on senior discount notes and amortization of related debt costs	41	—	—	—	—	41
Provision for bad debts	—	—	1,275	—	—	1,275
Provision (benefit) for deferred income taxes	(17)	7,322	—	295	—	7,600
Noncash compensation	—	1,850	2,166	84	—	4,100
Equity in earnings of subsidiaries	—	(45,485)	—	—	45,485	—
Other	—	—	80	(277)	(1,015)	(1,212)
Changes in assets and liabilities -
Accounts receivable	—	—	(16,052)	(2,897)	—	(18,949)
Prepaid expenses and other current assets	—	1,702	1,563	146	—	3,411
Other assets	—	739	(3,354)	(74)	—	(2,689)
Accounts payable and accrued liabilities	—	(7,883)	(4,692)	801	—	(11,774)
Deferred revenue	—	—	(94)	—	—	(94)
Cash paid for TV programming rights	—	—	(7,982)	—	—	(7,982)
Other liabilities	—	(243)	(924)	51	—	(1,116)

Net cash provided by (used in) operating activities	—	(29,585)	33,446	(1,903)	—	1,958

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(78)	(4,424)	(302)	—	(4,804)
Cash paid for acquisitions	—	—	—	(12,563)	—	(12,563)
Deposits and other	—	(356)	—	—	—	(356)

Net cash used in investing activities	—	(434)	(4,424)	(12,865)	—	(17,723)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(9,188)	—	—	—	(9,188)
Proceeds from long-term debt	—	27,500	—	—	—	27,500
Proceeds from exercise of stock options	396	—	—	—	—	396
Preferred stock dividends paid	(2,246)	—	—	—	—	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(1,104)	—	—	—	—	(1,104)
Intercompany, net	3,077	13,106	(30,777)	14,594	—	—
Other	(123)	—	—	—	—	(123)

Net cash provided by (used in) financing activities	—	31,418	(30,777)	14,594	—	15,235

DECREASE IN CASH AND CASH EQUIVALENTS	—	1,399	(1,755)	(174)	—	(530)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,688	6,173	6,193	—	16,054

End of period	$—	$5,087	$4,418	$6,019	$—	$15,524

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Three-month Period Ended May 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(67,260)	$(6,310)	$45,583	$(391)	$(45,192)	$(73,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(1,327)	490	—	(837)
Depreciation and amortization	—	2,404	15,455	1,559	—	19,418
Accretion of interest on senior discount notes and amortization of related debt costs	5,596	—	—	—	—	5,596
Provision for bad debts	—	—	1,017	—	—	1,017
Provision (benefit) for deferred income taxes	(4,634)	(4,100)	—	442	—	(8,292)
Noncash compensation	—	1,091	3,884	—	—	4,975
Net cash provided from operating activities — discontinued operations	—	—	2,941	(326)	—	2,615
Loss on debt extinguishment	66,298	30,677	—	—	—	96,975
Equity in earnings of subsidiaries	—	(45,106)	—	—	45,106	—
Other	(24)	811	(48)	660	86	1,485
Changes in assets and liabilities -
Accounts receivable	—	—	(13,908)	(1,433)	—	(15,341)
Prepaid expenses and other current assets	—	(3,879)	1,700	728	—	(1,451)
Other assets	—	(456)	(6,608)	(4)	—	(7,068)
Accounts payable and accrued liabilities	10	(9,841)	(4,332)	(529)	—	(14,692)
Deferred revenue	—	—	(520)	—	—	(520)
Cash paid for TV programming rights	—	—	(7,852)	—	—	(7,852)
Other liabilities	—	265	1,934	(1,689)	—	510

Net cash provided by (used in) operating activities	(14)	(34,444)	37,919	(493)	—	2,968

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,078)	(5,705)	(568)	—	(7,351)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	—	7,300	—	7,300
Deposits and other	—	(306)	—	—	—	(306)

Net cash provided by (used in) investing activities	—	(1,384)	(5,705)	6,732	—	(357)

FINANCING ACTIVITIES:
Payments on long-term debt	(227,698)	(1,052,397)	—	—	—	(1,280,095)
Proceeds from long-term debt	—	1,365,500	—	—	—	1,365,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,702)	—	—	—	(72,607)
Proceeds from exercise of stock options	1,526	—	—	—	—	1,526
Preferred stock dividends paid	(2,246)	—	—	—	—	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(741)	—	—	—	—	(741)
Intercompany, net	289,078	(255,159)	(28,402)	(5,517)	—	—
Debt related costs	—	(11,473)	—	—	—	(11,473)

Net cash provided by (used in) financing activities	14	33,769	(28,402)	(5,517)	—	(136)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,059)	3,812	722	—	2,475

CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$5,365	$12,844	$4,236	$—	$22,445

Note 8. Regulatory, Legal and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. In June of 2003 the FCC adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market; the FCC ordered companies with such ownership interests to make any divestitures necessary to achieve compliance. The implementation of the new rules, however, was challenged in Federal court, and the court issued an indefinite stay pending its decision. The stay has prevented the new rules and the divestiture order from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June of 2004, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring its options relating to the ownership and operation of these stations. However, this ruling makes it increasingly unlikely that Emmis would be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted. In addition, however, Emmis is currently seeking strategic alternatives for its entire Television Division. See Note 3.

     FCC regulations require commercial television stations in the United States to be broadcasting in digital format. Fifteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. The station that is not broadcasting in digital format is WBPG because the FCC has not assigned it a second channel for digital broadcasting. Under the channel repacking process, as contemplated in the FCC’s second periodic review released September 7, 2004, WBPG will participate in the channel election process and receive a digital allotment. The station will convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition, which is currently scheduled to occur on December 31, 2006, or when at least 85% of the television households in a given market can receive a digital signal, whichever is later. Three of our nine satellite stations are not currently broadcasting in digital format. The FCC’s second periodic review has defined a “flash cut” process for satellite stations, eliminating the need to operate dual facilities during the digital broadcasting transition, and allowing satellite stations to convert the existing analog broadcasting facility to a digital broadcasting facility prior to the conclusion of the digital broadcasting transition. The FCC channel repacking process also requires stations (other than satellite stations) that are not operating with the full DTV facilities authorized in their licenses to do so by specified deadlines or risk having their protected DTV signal coverage limited. Three of the Company’s stations are not operating with the full authorized facilities; of those, one was subject to a deadline of July 1, 2005, and two are subject to a deadline of July 1, 2006. The Company expects to complete the full build-out of the station that missed the July 1, 2005 deadline by July 31, 2005 and has obtained a waiver from the FCC that will protect the station’s signal through the end of the construction period. Emmis expects the two remaining stations to meet the July 1, 2006 deadline.

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

     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated this matter, and based on information gathered, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.

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

     The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.

Note 9. Subsequent Events

     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $4 million.

     In connection with the Tender Offer, on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $398.9 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (“the Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005 and approximately $11.1 million of cash proceeds from the notes transactions to pay debt issuance fees and expenses.

     The Notes will mature on June 15, 2012. Interest on the Notes will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875%. The applicable margin to LIBOR will increase by 0.5% on each of June 15, 2006, December 15, 2006, and June 15, 2007. Interest payment dates are March 15, June 15, September 15 and December 15, commencing September 15, 2005.

     Emmis may redeem all or a portion of the Notes at the redemption prices set forth below plus accrued and unpaid interest beginning on December 15 of the years indicated below:

Year	Percentage
2005	100.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

     The Notes are unsecured obligations of Emmis and will rank pari passu with all future senior indebtedness (as defined) and senior in right of payment to future subordinated indebtedness (as defined).

The Notes are subordinated to all indebtedness and liabilities (as defined) of ECC’s subsidiaries.

     The indenture governing the Notes contains covenants limiting Emmis’ ability to, among other things, (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) engage in certain transactions with affiliates, and (6) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies.

     On June 30, 2005, Emmis filed an Exchange Offer Registration Statement with the SEC to exchange the $350.0 million aggregate principal amount of the Notes for a new series of notes registered under the Securities Act. The terms of the new series of notes are identical to the terms of the Notes.

     In connection with the Tender Offer, on May 16, 2005, Emmis filed Articles of Correction with the Indiana Secretary of State to correct the anti-dilution adjustment provisions of its outstanding convertible preferred stock. The same day, Emmis also filed a related lawsuit in Indiana state court. On June 1, 2005, Emmis entered into settlement agreements with certain holders of its outstanding convertible preferred stock. The settlement resulted in the amendment of Emmis’ Articles of Incorporation to (a) revise the anti-dilution provisions of its convertible preferred stock so that a special anti-dilution formula would apply to the Tender Offer and a more customary anti-dilution formula would apply to all future tender and exchange offers triggering an adjustment; and (b) grant the holders of Emmis’ convertible preferred stock the right to require Emmis to redeem their shares on the first anniversary of a going private transaction in which Jeffrey H. Smulyan and his affiliates participate that is not otherwise a change of control under the terms of the convertible preferred stock. As a result of the Tender Offer, the conversion price of the convertible preferred stock has been reduced from $39.0625 to $30.10 per share of Emmis’ Class A common stock.

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

     The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2004 and 2005. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2004	% of Total	2005	% of Total
	(Dollars in thousands)
Net revenues:
Local	$93,831	61.3%	$108,550	67.1%
National	35,209	23.0%	35,450	21.9%
Political	6,876	4.5%	578	0.3%
Publication Sales	4,807	3.1%	4,782	3.0%
Non Traditional	4,906	3.2%	5,430	3.4%
Other	7,410	4.9%	6,984	4.3%

Total net revenues	$153,039		$161,774

     As previously mentioned, we derive more than 85% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our television and publishing entities. In the quarter ended May 31, 2005, local and regional sales, excluding political revenues, represented approximately 83%, 70% and 64% of our advertising revenues for our radio, television and publishing divisions, respectively. In the quarter ended May 31, 2004, local and regional sales, excluding political revenues, represented approximately 83%, 69% and 42% of our advertising revenues for our radio, television and publishing divisions, respectively.

     No customer represents more than 10% of our consolidated net revenues. Collectively, our top ten categories for radio and television represent approximately 69% and 75%, respectively, of the total advertising net revenues. Automotive is the largest category for both radio and television, representing approximately 14% and 26% of their advertising net revenues in the quarter ended May 31, 2005.

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

   Deferred Taxes and Effective Tax Rates

     We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis in accordance with FAS 109. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.

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

Results of Operations for the Three-month Period Ended May 31, 2005 Compared to May 31, 2004

Net revenue pro forma reconciliation:

     Since March 1, 2004, we have acquired a radio station in Chicago and a radio network in Slovakia. The results of our two radio stations sold in Argentina and our three radio stations exchanged in Phoenix have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(Dollars in thousands)
Reported net revenues
Radio	$66,710	$75,100	$8,390	12.6%
Television	68,434	66,572	(1,862)	-2.7%
Publishing	17,895	20,102	2,207	12.3%

Total	153,039	161,774	8,735	5.7%

Plus: Net revenues from stations acquired
Radio	4,475	882
Television	—	—
Publishing	—	—

Total	4,475	882

Less: Net revenues from stations disposed
Radio	—	—
Television	—	—
Publishing	—	—

Total	—	—

Pro forma net revenues
Radio	71,185	75,982	4,797	6.7%
Television	68,434	66,572	(1,862)	-2.7%
Publishing	17,895	20,102	2,207	12.3%

Total	$157,514	$162,656	$5,142	3.3%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements.

Net revenues discussion:

     Radio net revenues increased principally as a result of our acquisition of WLUP-FM in Chicago in January 2005. On a pro forma basis (assuming WLUP-FM had been purchased on March 1, 2004), radio net revenues for the quarter ended May 31, 2005 would have increased $4.8 million, or 6.7%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended May 31, 2005, on a pro forma basis, net revenues of our domestic radio stations were up 5.3%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up 1.7%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage decreased slightly year over year.

     The decrease in television net revenues for the three-month period ended May 31, 2005 is due to lower political net revenues as there are fewer political election campaigns in our fiscal 2006, partially offset by growth in local advertising revenues. Net political advertising revenues for the three-month periods ended May 31, 2004 and 2005 were approximately $5.7 million and $0.6 million, respectively. Our local revenue growth is due to our television stations selling a higher percentage of their inventory and charging higher rates due to ratings improvements. Also, our commitment to training and developing local sales forces has enabled us to increase our share of local advertising revenues.

     Publishing net revenues increased 12.3% due to higher local and national advertising revenues, especially at our Texas Monthly and Los Angeles Magazine publications. The travel category has been particularly strong at these publications, as rising levels of consumer confidence for domestic and international travel has increased advertising spending by vacation travel clients.

     On a consolidated basis, pro forma net revenues for the three–month period ended May 31, 2005 increased $5.1 million, or 3.3% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:

     Since March 1, 2004, we have acquired a radio station in Chicago and a radio network in Slovakia. The results of our two radio stations sold in Argentina and our three radio stations exchanged in Phoenix have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(Dollars in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$36,317	$42,375	$6,058	16.7%
Television	39,790	41,236	1,446	3.6%
Publishing	16,439	18,846	2,407	14.6%

Total	92,546	102,457	9,911	10.7%

Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	2,936	983
Television	—	—
Publishing	—	—

Total	2,936	983

Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—
Television	—	—
Publishing	—	—

Total	—	—

Pro forma station operating expenses, excluding noncash compensation
Radio	39,253	43,358	4,105	10.5%
Television	39,790	41,236	1,446	3.6%
Publishing	16,439	18,846	2,407	14.6%

Total	$95,482	$103,440	$7,958	8.3%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements.

Station operating expenses, excluding noncash compensation discussion:

     Radio station operating expenses, excluding noncash compensation increased as a result of higher music licensing fees, higher sales-related costs, higher insurance and health-related costs, and higher programming costs in our New York and Los Angeles markets. The increase also relates to our acquisition of WLUP-FM in January 2005, as well as an incremental $0.5 million of cash compensation due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Television station operating expenses, excluding noncash compensation increased principally due to higher programming costs, higher sales-related costs and higher insurance, and health-related costs. The increase also relates to the incremental $0.8 million of cash compensation due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     Publishing station operating expenses, excluding noncash compensation increased principally due to higher paper costs and start-up costs related to our new magazine in Los Angeles, Tu Ciudad. The increase also relates to the incremental $0.3 million of cash compensation due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).

     On a consolidated basis, pro forma station operating expenses, excluding noncash compensation, for the three–month period ended May 31, 2005 increased $8.0 million, or 8.3%, due to the effect of the items described above.

Noncash compensation expenses:

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$1,481	$1,000	$(481)	(32.5)%
Television	1,742	900	(842)	(48.3)%
Publishing	661	350	(311)	(47.0)%
Corporate	1,091	1,850	759	69.6%

Total noncash compensation expense	$4,975	$4,100	$(875)	(17.6)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches of common stock in our 401(k) plans and common stock issued to employees pursuant to our stock compensation program. Effective January 1, 2005, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $180,000 per year. For calendar 2005, this change is expected to result in an estimated $7 million decrease in the Company’s noncash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2005 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. No formal decisions have been made regarding its status beyond December 2005.

     As a result of the modifications to our stock compensation program, noncash compensation expense decreased approximately $2.0 million from $3.4 million in the three month period ended May 31, 2004 to $1.4 million in the three month period ended May 31, 2005.

     On March 1, 2005, Emmis granted approximately 250,000 shares of restricted stock to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grant. Although Emmis does not expect to begin expensing stock options until at least March 1, 2006 (pursuant to SFAS No. 123R), it will expense the value of these restricted stock grants over their applicable vesting period, which ranges from 2 to 3 years. The noncash compensation expense associated with this grant was approximately $0.5 million in the three-month period ended May 31, 2005.

     The remaining increase of $0.6 million is primarily attributable to restricted stock granted in connection with executive employment agreement extensions.

Corporate expenses, excluding noncash compensation:

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$8,420	$7,118	$(1,302)	(15.5)%

     The decrease is attributable to professional fees associated with our television digital spectrum initiative decreasing approximately $1.4 million in the three month period ended May 31, 2005, as compared to the same period of the prior year.

Depreciation and amortization:

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,841	$2,087	$(754)	(26.5)%
Television	7,818	7,467	(351)	(4.5)%
Publishing	218	180	(38)	(17.4)%
Corporate	1,559	1,626	67	4.3%

Total depreciation and amortization	$12,436	$11,360	$(1,076)	(8.7)%

     Substantially all of the decrease in radio depreciation and amortization expense is attributable to certain definite lived intangibles at our radio stations in Austin, Texas becoming fully amortized in fiscal 2005. This was partially offset by additional depreciation and amortization associated with our WLUP-FM radio acquisition, which closed on January 15, 2005. Substantially all of the decrease in television depreciation and amortization expense is attributable to definite lived intangibles related to various customer lists becoming fully amortized in fiscal 2005. This was partially offset by additional depreciation of recent digital television upgrades.

Operating income:

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$26,071	$29,638	$3,567	13.7%
Television	19,084	16,969	(2,115)	(11.1)%
Publishing	577	726	149	25.8%
Corporate	(11,070)	(10,594)	476	(4.3)%

Total operating income	$34,662	$36,739	$2,077	6.0%

     Radio operating income increased due to our WLUP radio acquisition and higher net revenues at our existing stations, partially offset by the expenses associated with WLUP and higher expenses at our existing stations. As discussed above, the net revenue growth of our domestic stations exceeded the revenue growth of the markets in which we operate. We expect our stations to continue to outperform the markets in which we operate as we seek to monetize sustained audience ratings momentum by leveraging the investments we have made to train and develop our sales people.

     Television operating income decreased due to lower net revenues, coupled with higher operating expenses. In our current fiscal year there are significantly fewer political elections than the prior fiscal year. Despite the decrease in total revenues, our television stations are collectively gaining market revenue share as they monetize higher station audience shares. Although we expect to continue to outperform the markets in which we operate, we expect our television operating income to decrease in fiscal 2006 as compared to fiscal 2005 due, in large part, to the decrease in net political revenues.

     Publishing operating income increased due to strong revenue growth, partially offset by an increase in the cost of paper and start-up costs associated with Tu Ciudad, as described above.

     On a consolidated basis, operating income increased due to the changes in radio, television and publishing operating income, partially offset by higher corporate expenses, as discussed above.

Interest expense:

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$19,696	$17,030	$(2,666)	(13.5)%

     Interest expense decreased as a result of lower interest rates paid on a portion of our senior credit facility debt and interest savings realized with our debt refinancing activity completed in the quarter ended May 31, 2004. To finance the Company’s Dutch Tender Offer, the Company borrowed approximately $400 million in June 2005. Consequently, future interest expense will be higher than that reported in the quarter ended May 31, 2005.

Income before income taxes and discontinued operations:

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$(82,105)	$19,307	$101,412	(123.5)%

     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.0 million in our quarter ended May 31, 2004, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt issuances redeemed.

Net income (loss):

	Three Months Ended May 31,
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$(73,570)	$10,378	$83,948	(114.1)%

     The increase in net income is primarily attributable to the prior year’s loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision (benefit) for income taxes.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used, and may continue to use, capital to repurchase our common stock. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.

     At May 31, 2005, we had cash and cash equivalents of $15.5 million and net working capital of $79.7 million. At February 28, 2005, we had cash and cash equivalents of $16.1 million and net working capital of $48.5 million. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business and lower accrued salaries and commissions, since year-end bonuses were paid prior to May 31, 2005.

     On May 10, 2005, Emmis announced that it was seeking strategic alternatives for its 16-station Television Division, a process that could result in the sale of all or part of our television assets. Emmis has engaged a financial adviser to assist us in this process.

     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $4 million.

     In connection with the Tender Offer, on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $398.9 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (“the Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005 and approximately $11.1 million of cash proceeds from the notes transactions to pay debt issuance fees and expenses.

     The Notes will mature on June 15, 2012. Interest on the Notes will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875%. The applicable margin to LIBOR will increase by 0.5% on each of June 15, 2006, December 15, 2006, and June 15, 2007. Interest payment dates are March 15, June 15, September 15 and December 15, commencing September 15, 2005.

     Emmis may redeem all or a portion of the Notes at the redemption prices set forth below plus accrued and unpaid interest beginning on December 15 of the years indicated below:

Year	Percentage
2005	100.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%

     The Notes are unsecured obligations of Emmis and will rank pari passu with all future senior indebtedness (as defined) and senior in right of payment to future subordinated indebtedness (as defined). The Notes are subordinated to all indebtedness and liabilities (as defined) of ECC’s subsidiaries.

     The indenture governing the Notes contains covenants limiting Emmis’ ability to, among other things, (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) engage in certain transactions with affiliates, and (6) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies.

     On June 30, 2005, Emmis filed an Exchange Offer Registration Statement with the SEC to exchange the $350.0 million aggregate principal amount of the Notes for a new series of notes registered under the Securities Act. The terms of the new series of notes are identical to the terms of the Notes.

Operating Activities

     Net cash flows provided by operating activities were $2.0 million for the three–month period ended May 31, 2005 compared to $3.0 million for the same period of the prior year. Cash flows provided by operating activities for the three–month period ended May 31, 2005 were similar to the same period in the prior year despite our increase in net revenues less station operating expenses and corporate expenses, primarily due to higher receivables, accrued bonus payments and interest payments during the quarter. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.

   Investing Activities

     Cash flows used in investing activities were $17.7 million for the three–month period ended May 31, 2005 compared to $0.4 million in the same period of the prior year. In the three–month period ended May 31, 2005, we purchased a radio network in Slovakia, but in the three–month period ended May 31, 2004 we sold our interest in two radio stations in Buenos Aires, Argentina. Investment activities include capital expenditures and business acquisitions and dispositions.

     As discussed in Note 1 to the accompanying condensed consolidated financial statements, on May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina.

     As discussed in Note 3 to the accompanying condensed consolidated financial statements, Emmis acquired D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. The acquisition was financed through borrowings under the credit facility.

     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the three month periods ended May 31, 2004 and 2005, we had capital expenditures of $7.4 million and $4.8 million, respectively. We expect capital expenditures to be approximately $19 million in the current fiscal year, compared to $25.2 million in fiscal 2005. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and digital conversion upgrade costs. All but one of our television stations and all but three of our satellite stations as of May 2005 were broadcasting a digital signal. Provided that we still own all of our television stations, we will incur approximately $11 million of additional costs, after fiscal 2006, to upgrade the digital signals of three of our local stations and six of our satellite stations and to accommodate the channel changes required as analog licenses are retracted. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

Financing Activities

     Cash flows provided by financing activities were $15.2 million for the three–month period ended May 31, 2005. Cash flows used in financing activities for were $0.1 million for the same period of the prior year. Cash flows provided by financing activities in the quarter ended May 31, 2005 were used to fund the acquisition of a radio station, as discussed above in Investing Activities,

     For a discussion of our Dutch Tender Offer and related financing activities completed in June 2005 as well as our decision to seek strategic alternatives for television division, see discussion above in “Liquidity and Capital Resources”.

     As of May 31, 2005, Emmis had $1,197.0 million of long-term corporate indebtedness outstanding under its credit facility ($815.9 million), senior subordinated notes ($375.0 million), senior discount notes ($1.3 million) and an additional $4.8 million of other indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2005, our weighted average borrowing rate under our credit facility was approximately 4.8% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes and senior discount notes, was approximately 5.5%.

     The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility and our floating rate notes issued in June 2005) are expected to be $41.6 million. This amount is comprised of $25.8 million for interest under our senior subordinated notes, $6.8 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months and interest will be paid every three months under the new floating rate notes, the amount of interest is not presently determinable given that these debt instruments bear interest at variable rates. The terms of Emmis’s preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.

     At July 1, 2005, we had $146.0 million available under our credit facility. As part of our business strategy, we continually evaluate potential acquisitions of radio and television stations, as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis will have the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership after a period of approximately five years based on an 18-multiple of trailing 12-month cash flow.

Intangibles

     At May 31, 2005, approximately 74% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Regulatory, Legal and Other Matters

     We acquired KGMB-TV in Honolulu, Hawaii in October 2000. Because we also own KHON-TV in Honolulu and both stations are rated among the top four television stations in the Honolulu market, we have been operating KGMB-TV under various temporary waivers to the FCC’s ownership rules. In June of 2003 the FCC adopted new local television ownership rules which continue to prohibit the ownership of two top four-rated television stations in a single market; the FCC ordered companies with such ownership interests to make any divestitures necessary to achieve compliance. The implementation of the new rules, however, was challenged in Federal court, and the court issued an indefinite stay pending its decision. The stay has prevented the new rules and the divestiture order from becoming effective. In addition, Emmis filed its own petition in the same Federal court challenging the legality of the Commission’s rule that prohibits one company from owning two stations that are rated in the top four in a single market. In June of 2004, the Federal court issued its decision which struck down certain aspects of the FCC ownership rules, but upheld the prohibition on owning two stations that are rated in the top four in a single market. The court also extended the stay while the FCC proposes new ownership rules. Emmis is currently exploring its options relating to the ownership and operation of these stations. However, this ruling makes it increasingly unlikely that Emmis would be permitted to own both KHON-TV and KGMB-TV indefinitely, absent a permanent waiver. We cannot predict whether such a permanent waiver would be granted. In addition, however, Emmis is currently seeking strategic alternatives for its entire Television Division. See “Liquidity and Capital Resources”.

     FCC regulations require commercial television stations in the United States to be broadcasting in digital format. Fifteen of our sixteen television stations (excluding “satellite” stations) are currently broadcasting in digital format. The station that is not broadcasting in digital format is WBPG because the FCC has not assigned it a second channel for digital broadcasting. Under the channel repacking process, as contemplated in the FCC’s second periodic review released September 7, 2004, WBPG will participate in the channel election process and receive a digital allotment. The station will convert to digital broadcasting shortly before the conclusion of the digital broadcasting transition, which is currently scheduled to occur on December 31, 2006, or when at least 85% of the television households in a given market can receive a digital signal, whichever is later. Three of our nine satellite stations are not currently broadcasting in digital format. The FCC’s second periodic review has defined a “flash cut” process for satellite stations, eliminating the need to operate dual facilities during the digital broadcasting transition, and allowing satellite stations to convert the existing analog broadcasting facility to a digital broadcasting facility prior to the conclusion of the digital broadcasting transition. The FCC channel repacking process also requires stations (other than satellite stations) that are not operating with the full DTV facilities authorized in their licenses to do so by specified deadlines or risk having their protected DTV signal coverage limited. Three of the Company’s stations are not operating with the full authorized facilities; of those, one was subject to a deadline of July 1, 2005, and two are subject to a deadline of July 1, 2006. The Company expects to complete the full build-out of the station that missed the July 1, 2005 deadline by July 31, 2005 and has obtained a waiver from the FCC that will protect the station’s signal through the end of the construction period. Emmis expects the two remaining stations to meet the July 1, 2006 deadline.

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

     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated this matter, and based on information gathered, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.

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

     The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.

Quantitative and Qualitative Disclosures About Market Risk

     As of February 28, 2005, approximately 68% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the issuance of senior floating rate notes in June 2005, approximately 77% of the Company’s debt as of June 24, 2005 bears interest at variable rates. Based on amounts outstanding at June 24, 2005, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $12.3 million.

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

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2005, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended through June 13, 2005.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

4.1	Emmis Communications Floating Rate Notes Indenture, incorporated by reference from Exhibit 4.1 to the Company’s Form S-4 filed June 30, 2005.

10.1	First Amendment to Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2005.

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS
CORPORATION

Date: July 11, 2005	By: /s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President (Authorized Corporate
Officer), Chief Financial Officer and Treasurer