Form 10-Q
period 2005-08-31
EMMIS COMMUNICATIONS CORP
filed 2005-10-11
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
EMMIS COMMUNICATIONS CORPORATION
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
Yes  ☑  No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☑  No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 1, 2005, was:

31,988,859	Shares of Class A Common Stock, $.01 Par Value
4,879,784	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2005	2004	2005
NET REVENUES	$97,119	$107,892	$181,724	$203,094
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	58,026	65,889	110,782	127,110
Corporate expenses, excluding noncash compensation	7,616	6,483	16,036	13,601
Noncash compensation	2,729	2,695	5,962	5,895
Depreciation and amortization	3,591	4,346	8,209	8,239

Total operating expenses	71,962	79,413	140,989	154,845

OPERATING INCOME	25,157	28,479	40,735	48,249

OTHER INCOME (EXPENSE):
Interest expense	(8,151)	(18,341)	(21,653)	(28,586)
Loss on debt extinguishment	(273)	—	(97,248)	—
Other income (expense), net	55	198	354	118

Total other income (expense)	(8,369)	(18,143)	(118,547)	(28,468)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	16,788	10,336	(77,812)	19,781
PROVISION (BENEFIT) FOR INCOME TAXES	6,260	4,529	(7,147)	8,635
MINORITY INTEREST EXPENSE, NET OF TAX	788	1,634	1,382	2,419

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	9,740	4,173	(72,047)	8,727

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	5,556	4,257	13,773	10,081

NET INCOME (LOSS)	15,296	8,430	(58,274)	18,808

PREFERRED STOCK DIVIDENDS	2,246	2,246	4,492	4,492

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$13,050	$6,184	$(62,766)	$14,316

     The accompanying notes are an integral part of these unaudited condensed consolidated statements.
     In the three-month periods ended August 31, 2004 and 2005, $1.6 million and $0.9 million respectively, of our noncash compensation was attributable to our radio and publishing entities, while $1.1 million and $1.8 million was attributable to corporate. In the six-month periods ended August 31, 2004 and 2005, $3.8 million and $2.2 million respectively, of our noncash compensation was attributable to our radio and publishing entities, while $2.2 million and $3.7 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2005	2004	2005
Basic net income (loss) available to common shareholders:
Continuing operations	$0.13	$0.05	$(1.37)	$0.09
Discontinued operations, net of tax	0.10	0.10	0.25	0.20

Net income (loss) available to common shareholders	$0.23	$0.15	$(1.12)	$0.29

Basic weighted average common shares outstanding	56,060	40,893	55,959	48,769

Diluted net income (loss) available to common shareholders:
Continuing operations	$0.13	$0.05	$(1.37)	$0.09
Discontinued operations, net of tax	0.10	0.10	0.25	0.20

Net income (loss) available to common shareholders	$0.23	$0.15	$(1.12)	$0.29

Diluted weighted average common shares outstanding	56,230	41,434	55,959	49,266
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	August 31,
	2005	2005
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,054	$26,777
Accounts receivable, net of allowance for doubtful accounts of $1,530 and $2,164, respectively	63,353	82,736
Prepaid expenses	14,713	16,923
Other	6,676	4,405
Current assets — discontinued operations	63,662	56,480

Total current assets	164,458	187,321

PROPERTY AND EQUIPMENT, NET	63,302	64,570
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	893,491	893,491
Goodwill	106,808	106,681
Other intangibles, net	12,970	19,140

Total intangible assets	1,013,269	1,019,312

DEFERRED TAX ASSETS	65,228	58,734

OTHER ASSETS, NET	43,955	45,290

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	472,823	461,859

Total assets	$1,823,035	$1,837,086

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	August 31,
	2005	2005
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$19,909	$22,497
Current maturities of long-term debt	7,688	7,583
Accrued salaries and commissions	10,293	8,067
Accrued interest	9,582	16,375
Deferred revenue	13,453	13,796
Other	5,700	5,816
Current liabilities — discontinued operations	49,316	38,228

Total current liabilities	115,941	112,362

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,173,808	1,571,012

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,422	4,600

OTHER NONCURRENT LIABILITIES	1,811	1,944

MINORITY INTEREST	48,021	49,082

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	25,440	18,989

Total liabilities	1,370,443	1,757,989

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 28, 2005 and August 31, 2005	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 51,621,958 shares at February 28, 2005 and 31,954,296 shares at August 31, 2005	516	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,850,762 shares at February 28, 2005 and 4,879,784 shares at August 31, 2005	48	49
Additional paid-in capital	1,041,128	655,958
Accumulated deficit	(589,354)	(575,038)
Accumulated other comprehensive income (loss)	225	(2,221)

Total shareholders’ equity	452,592	79,097

Total liabilities and shareholders’ equity	$1,823,035	$1,837,086

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(58,274)	$18,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Discontinued operations	(13,773)	(10,081)
Depreciation and amortization	9,299	9,340
Accretion of interest on senior discount notes and amortization of related debt costs	5,632	81

Minority interest expense	1,382	2,419
Provision for bad debts	1,251	1,490
Provision (benefit) for deferred income taxes	(7,147)	8,635
Noncash compensation	5,962	5,895
Loss on debt extinguishment	97,248	—
Other	689	(2,401)
Changes in assets and liabilities —
Account receivable	(13,868)	(18,747)
Prepaid expenses and other current assets	1,880	1,987
Other assets	(6,696)	2,210
Accounts payable and accrued liabilities	(4,029)	5,787
Deferred revenue	(1,022)	343
Other liabilities	(565)	(3,191)
Net cash provided by operating activities — discontinued operations	29,450	24,863

Net cash provided by operating activities	47,419	47,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,683)	(5,226)
Cash paid for acquisitions	—	(12,563)
Proceeds from sale of assets, net	7,300	—
Deposits and other	(48)	(60)
Net cash used in investing activities — discontinued operations	(9,128)	(6,051)

Net cash used in investing activities	(6,559)	(23,900)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,305,530)	(87,875)
Proceeds from long-term debt	1,371,500	485,000
Premiums paid to redeem outstanding debt obligations	(72,810)	—
Purchases of the Company’s Class A Common Stock	—	(396,737)
Proceeds from exercise of stock options	1,753	2,925
Preferred stock dividends paid	(4,492)	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(740)	(1,105)
Debt related costs	(11,922)	(10,531)

Net cash used in financing activities	(22,241)	(12,815)

INCREASE IN CASH AND CASH EQUIVALENTS	18,619	10,723

CASH AND CASH EQUIVALENTS:
Beginning of period	19,970	16,054

End of period	$38,589	$26,777

SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$29,031	$34,268
Income taxes	271	33

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	11,956	9,747

ACQUISITION OF D.EXPRES (SLOVAKIA):
Fair value of assets acquired		$16,208
Cash paid		12,563

Liabilities recorded		$3,645

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2005
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2005. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2005 and the results of its operations for the three-month and six-month periods ended August 31, 2004 and 2005 and its cash flows for the six-month periods ended August 31, 2004 and 2005.
Stock-Based Compensation
     The Company accounts for its stock-based award plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required unaudited pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” are as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$13,050	$6,184	$(62,766)	$14,316
Plus: Reported stock-based employee compensation costs, net of tax	1,691	1,590	3,654	3,478
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	4,080	3,292	8,432	6,881

Pro Forma	$10,661	$4,482	$(67,544)	$10,913

Basic EPS:
As Reported	$0.23	$0.15	$(1.12)	$0.29
Pro Forma	$0.19	$0.11	$(1.21)	$0.22

Diluted EPS:
As Reported	$0.23	$0.15	$(1.12)	$0.29
Pro Forma	$0.19	$0.11	$(1.21)	$0.22
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.1 million and $0.4 million of these costs as of August 31, 2004 and 2005, respectively.
Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2004 and 2005 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the six-month period ended August 31, 2004 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 3.9 million shares for the six-month period ended August 31, 2004. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three-month period ended August 31, 2004 and the three-month and six-month periods ended August 31, 2005 as the effect of its conversion to 3.7 million shares, 4.8 million shares and 4.8 million shares, respectively, would be antidilutive.
Discontinued Operations
Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that its television stations needed to be aligned with a company that was larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. In the quarter ended August 31, 2005, the Company entered into definitive agreements to sell nine of its sixteen television stations (see Note 3). It subsequently entered into a definitive agreement to sell an additional four stations (see Note 9) and expects to enter into agreements to sell the remaining stations in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”) and the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2005	2004	2005

Net revenues	$61,403	$60,253	$129,837	$126,825
Station operating expenses, excluding noncash compensation	38,053	39,814	77,843	81,050
Noncash compensation	1,258	480	3,000	1,380
Depreciation and amortization	7,474	4,852	15,292	12,319
Interest expense	6,935	7,470	13,129	14,255
Pre-tax income	7,305	6,784	19,800	16,646
Provision for income taxes	2,986	2,787	8,101	6,825
     Net assets related to our television division are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2005	August 31, 2005
Current assets:
Accounts receivable, net	$43,634	$42,634
Current portion of TV program rights	16,562	10,449
Prepaid expenses	1,849	1,674
Other	1,617	1,723

Total current assets	63,662	56,480

Noncurrent assets:
Property and equipment, net	130,016	122,979
Intangibles, net	335,341	334,993
Other noncurrent assets	7,466	3,887

Total noncurrent assets	472,823	461,859

Total assets	$536,485	$518,339

Current liabilities:
Accounts payable and accrued expenses	$8,686	$5,967
Current portion of TV program rights	30,910	23,253
Accrued salaries and commissions	6,141	5,396
Deferred revenue	882	856
Other	2,697	2,756

Total current liabilities	49,316	38,228

Noncurrent liabilities:
Other long-term debt, net of current maturities	6	1
TV program rights payable, net of current portion	18,634	12,719
Other noncurrent liabilities	6,800	6,269

Total noncurrent liabilities	25,440	18,989

Total liabilities	$74,756	$57,217

     Certain debt would be required to be repaid as a result of the disposition of the Company’s television assets. The Company has allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified.
     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding of New Orleans. The flooding of New Orleans caused significant property damage at WVUE. Although the extent of the damage is still undetermined, Emmis believes that it is fully insured for all property losses resulting from Katrina and subsequent flooding. Since Emmis believes recovery of insurance proceeds under its relevant policies is probable, no adjustments to the carrying values of WVUE property were made as of August 31, 2005. Additionally, the Company recorded a $1.3 million reserve against WVUE accounts receivable due to the impact of the flooding on the local economy. The charge is reflected in the three-month and six-month periods ending August 31, 2005 in the preceding table. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis does not accrue for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt. The Company estimates that the negative revenue impact of the hurricane will be approximately $4 million for its quarter ended November 30, 2005.
Phoenix
     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash, including payments for working capital items. The results of operations of the three radio stations in Phoenix have been classified as discontinued operations in the accompanying condensed consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The following table summarizes certain operating results for the three Phoenix stations for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2005	2004	2005

Net revenues	$8,260	$—	$16,253	$—
Station operating expenses, excluding noncash compensation	5,829	(440)	11,203	(440)
Noncash compensation	138	—	313	—
Depreciation and amortization	196	—	391	—
Pre-tax income	2,097	440	4,346	440
Provision for income taxes	860	180	1,782	180
Votionis
     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. The results of operations of Votionis have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Votionis was historically included in the radio reporting segment. The following table summarizes certain operating results for Votionis for the three–month and six-month periods ended August 31, 2004:

	Three Months Ended	Six Months Ended
	August 31, 2004	August 31, 2004
Net revenues	$—	$1,693
Station operating expenses, excluding noncash compensation	—	2,019
Depreciation and amortization	—	164
Pre-tax income (loss)	—	(490)
Provision (benefit) for income taxes	—	—
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
Note 2. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 28, 2005 and August 31, 2005, the carrying amounts of the Company’s FCC licenses were $893.5 million. This amount is entirely attributable to our radio division.
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
     Goodwill
     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test at December 1, 2002, 2003 and

2004, which resulted in no impairment charge. Consistent with the Company’s approach to assessing possible impairment of its FCC licenses, the enterprise valuation approach was used to determine the fair value of each of the Company’s reporting units. In the case of publishing, the Company determined the reporting unit to be each individual magazine. As of February 28, 2005 and August 31, 2005, the carrying amount of the Company’s goodwill was $106.8 million and $106.7 million, respectively. As of February 28, 2005 approximately $48.6 million and $58.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of August 31, 2005 approximately $48.5 million and $58.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, subscription lists, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2005 and August 31, 2005:

		February 28, 2005			August 31, 2005
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	7.4	$24,443	$13,486	$10,957	$32,252	$14,662	$17,590
Favorable Office Leases	6.4	689	179	510	689	233	456
Customer Lists	1.0	3,610	3,054	556	3,610	3,372	238
Non-Compete Agreements	1.3	5,738	5,681	57	5,738	5,699	39
Other	24.6	1,515	625	890	1,523	706	817

TOTAL		$35,995	$23,025	$12,970	$43,812	$24,672	$19,140

     Total amortization expense from definite-lived intangibles for the three–month periods ended August 31, 2004 and 2005 was $0.5 million and $1.0 million, respectively. Total amortization expense from definite-lived intangibles for the six–month periods ended August 31, 2004 and 2005 was $2.1 million and $1.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2006	$3,455
2007	3,161
2008	3,065
2009	3,065
2010	1,967
Note 3. Significant Events
Dutch Tender Offer and Related Financing Activities
     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $1.8 million.

     In connection with the Tender Offer, on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $396.7 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (“the Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used approximately $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005, approximately $10.5 million of cash proceeds from the notes transactions to pay debt issuance fees and approximately $2.8 million for interest and other.
     The Notes will mature on June 15, 2012. Interest on the Notes will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 9.3% at August 31, 2005). The applicable margin to LIBOR will increase by 0.5% on each of June 15, 2006, December 15, 2006, and June 15, 2007. Interest payment dates are March 15, June 15, September 15 and December 15, commencing September 15, 2005.
     Emmis may redeem all or a portion of the Notes at the redemption prices set forth below plus accrued and unpaid interest beginning on December 15 of the years indicated below:

Year	Percentage
2005	100.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%
     The Notes are unsecured obligations of Emmis and will rank pari passu with all future senior indebtedness (as defined) and senior in right of payment to future subordinated indebtedness (as defined). The Notes are subordinated to all indebtedness and liabilities (as defined) of ECC’s subsidiaries, including bank debt and subordinated debt of Emmis Operating Company.
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
     On August 9, 2005, Emmis exchanged the $350.0 million aggregate principal amount of the Notes for a new series of notes registered under the Securities Act. The terms of the new series of notes are identical to the terms of the Notes.
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
Television Division Dispositions
     On August 19, 2005, Emmis signed definitive agreements to sell (A) five television stations (plus regional satellite stations) to LIN Television Corporation (WALA and WBPG in Mobile, AL/Pensacola, FL; WTHI in Terre Haute, IN; WLUK in Green Bay, WI; and KRQE in Albuquerque, NM) for $260 million, (B) three television stations to Journal Communications (WFTX in Ft. Myers FL; KMTV in Omaha, NE; and KGUN in Tucson, AZ) for $235 million, and (C) one television station (WSAZ in Huntington/Charleston, WV) to Gray Television for $186 million. Closing of the sales is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects the sales to close by February 28, 2006, the end of its current fiscal year, and plans to use the proceeds to repay outstanding debt obligations.
Acquisition of Radio Network in Slovakia
     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. This acquisition allowed Emmis to expand its international portfolio on the European continent and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The operating results from March 10, 2005 through June 30, 2005 are included in the accompanying condensed consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$2,126	Less than one year
Other current assets	1,486	Less than one year

Broadcasting equipment	2,649	5 years

International broadcast license	9,787	94 months

Investment and other long-term assets	160	14 months

Less: current liabilities	(3,645)

Total purchase price	$12,563

Note 4. Pro Forma Financial Information
     Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2004 and 2005, assuming the acquisition (and related net debt repayments associated with the Phoenix disposition) of (i) WLUP-FM in January 2005 and (ii) D.EXPRES in Slovakia in March 2005 had occurred on the first day of the pro forma periods presented below.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2005	2004	2005
	(Pro Forma)	(Historical)	(Pro Forma)
Net revenues	$102,432	$107,892	$191,512	$203,976

Net income (loss) from continuing operations	$11,395	$4,173	$(69,347)	$8,213

Net income (loss) available to common shareholders from continuing operations	$9,149	$1,927	$(73,839)	$3,721

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$0.16	$0.05	$(1.32)	$0.08

Diluted	$0.16	$0.05	$(1.32)	$0.08

Weighted average shares outstanding:

Basic	56,060	40,893	55,959	48,769
Diluted	56,230	41,434	55,959	49,266
Six-month period ended August 31, 2004 includes a $97.3 million loss on debt extinguishment related to debt refinancing activity.
Note 5. Comprehensive Income (Loss)
     Comprehensive income (loss) was comprised of the following for the three-month and six-month periods ended August 31, 2004 and 2005:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2004	2005	2004	2005
Net income (loss)	$15,296	$8,430	$(58,274)	$18,808
Translation adjustment	(710)	(1,154)	101	(2,446)

Total comprehensive income (loss)	$14,586	$7,276	$(58,173)	$16,362

Note 6. Segment Information
     Subsequent to the reclassification of television to discontinued operations, the Company’s operations are aligned into two business segments: Radio and Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary, nine radio stations located in Belgium and a radio network in Slovakia. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of August 31,
	2004	2005	2004	2005	2004	2005
Hungary	$4,825	$5,554	$7,715	$9,502	$8,113	$6,350

Belgium	—	263	—	421	4,082	3,550

Slovakia	N/A	2,494	N/A	2,933	N/A	11,984
     We sold our controlling interest in two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in the six-month period ended August 31, 2004.
     In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with Statement No. 144. Accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2005 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
August 31, 2005	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$87,098	$20,794	$—	$107,892
Station operating expenses, excluding noncash compensation	46,723	19,166	—	65,889
Corporate expenses, excluding noncash compensation	—	—	6,483	6,483
Noncash compensation	655	200	1,840	2,695
Depreciation and amortization	2,553	175	1,618	4,346

Operating income (loss)	$37,167	$1,253	$(9,941)	$28,479

Assets — continuing operations	$1,103,869	$85,883	$128,995	$1,318,747
Assets — discontinued operations	—	—	518,339	518,339

Total Assets	$1,103,869	$85,883	$647,334	$1,837,086

Three Months Ended		Publishing
August 31, 2004	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$78,176	$18,943	$—	$97,119
Station operating expenses, excluding noncash compensation	41,233	16,793	—	58,026
Corporate expenses, excluding noncash compensation	—	—	7,616	7,616
Noncash compensation	1,156	484	1,089	2,729
Depreciation and amortization	1,813	209	1,569	3,591

Operating income (loss)	$33,974	$1,457	$(10,274)	$25,157

Assets — continuing operations	$967,951	$82,175	$95,986	$1,146,112
Assets — discontinued operations	—	—	1,156,571	1,156,571

Total Assets	$967,951	$82,175	$1,252,557	$2,302,683

Six Months Ended		Publishing
August 31, 2005	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$162,198	$40,896	$—	$203,094
Station operating expenses, excluding noncash compensation	89,098	38,012	—	127,110
Corporate expenses, excluding noncash compensation	—	—	13,601	13,601
Noncash compensation	1,655	550	3,690	5,895
Depreciation and amortization	4,640	355	3,244	8,239

Operating income (loss)	$66,805	$1,979	$(20,535)	$48,249

Assets — continuing operations	$1,103,869	$85,883	$128,995	$1,318,747
Assets — discontinued operations	—	—	518,339	518,339

Total Assets	$1,103,869	$85,883	$647,334	$1,837,086

Six Months Ended		Publishing
August 31, 2004	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$144,886	$36,838	$—	$181,724
Station operating expenses, excluding noncash compensation	77,550	33,232	—	110,782
Corporate expenses, excluding noncash compensation	—	—	16,036	16,036
Noncash compensation	2,637	1,145	2,180	5,962
Depreciation and amortization	4,654	427	3,128	8,209

Operating income (loss)	$60,045	$2,034	$(21,344)	$40,735

Assets — continuing operations	$967,951	$82,175	$95,986	$1,146,112
Assets — discontinued operations	—	—	1,156,571	1,156,571

Total Assets	$967,951	$82,175	$1,252,557	$2,302,683

Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis
     Included in long-term debt, net of current maturities, is $375 million of senior subordinated notes and $350 million of senior floating rate notes. Both notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 28, 2005, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes or the senior floating rate notes (the “Subsidiary Non-Guarantors”). As of August 31, 2005, the Subsidiary Non-Guarantors consisted of subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, Slovakia and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.
     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only (issuer of the senior floating rate notes), Emmis Operating Company (EOC) Parent Company Only (issuer of the senior subordinated notes), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2005 and August 31, 2005 and for the three-month and six-month periods ended August 31, 2004 and 2005. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of August 31, 2005
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$14,253	$4,632	$9,175	$(1,283)	$26,777
Accounts receivable, net	—	—	70,615	12,121	—	82,736
Prepaid expenses	—	378	14,988	1,557	—	16,923
Other	—	1,348	2,580	477	—	4,405
Current assets — discontinued operations	—	—	56,480	—	—	56,480

Total current assets	—	15,979	149,295	23,330	(1,283)	187,321
Property and equipment, net	—	26,842	27,434	10,294	—	64,570
Intangible assets, net	—	—	862,254	157,058	—	1,019,312
Investment in affiliates	795,015	1,536,201	—	—	(2,331,216)	—
Deferred tax assets	61,217	(2,483)	—	—	—	58,734
Other assets, net	8,295	41,165	12,070	1,606	(17,846)	45,290
Noncurrent assets — discontinued operations	—	—	461,859	—	—	461,859

Total assets	$864,527	$1,617,704	$1,512,912	$192,288	$(2,350,345)	$1,837,086

CURRENT LIABILITIES:
Accounts payable	$—	$7,508	$7,690	$17,712	$(10,413)	$22,497
Current maturities of other long-term debt	—	6,750	—	1,205	(372)	7,583
Accrued salaries and commissions	—	1,030	6,476	561	—	8,067
Accrued interest	—	16,375	—	—	—	16,375
Deferred revenue	—	—	13,796	—	—	13,796
Other	1,123	2,834	963	896	—	5,816
Current liabilities — discontinued operations	—	—	38,228	—	—	38,228

Total current liabilities	1,123	34,497	67,153	20,374	(10,785)	112,362

Long-term debt, net of current maturities	351,325	1,219,687	—	—	—	1,571,012
Other long-term debt, net of current maturities	—	—	36	12,908	(8,344)	4,600
Other noncurrent liabilities	—	1,487	422	35	—	1,944
Minority Interest	—	—	—	49,082	—	49,082
Noncurrent liabilities — discontinued operations	—	—	18,989	—	—	18,989

Total liabilities	352,448	1,255,671	86,600	82,399	(19,129)	1,757,989

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	369	795,015	—	—	(795,015)	369
Additional paid-in capital	655,958	—	—	4,393	(4,393)	655,958
Subsidiary investment	—	—	1,033,233	130,465	(1,163,698)	—
Retained earnings/(accumulated deficit)	(144,277)	(430,761)	393,079	(20,698)	(372,381)	(575,038)
Accumulated other comprehensive income (loss)	—	(2,221)	—	(4,271)	4,271	(2,221)

Total shareholders’ equity	512,079	362,033	1,426,312	109,889	(2,331,216)	79,097

Total liabilities and shareholders’ equity	$864,527	$1,617,704	$1,512,912	$192,288	$(2,350,345)	$1,837,086

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 28, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,688	$6,173	$6,193	$—	$16,054
Accounts receivable, net	—	—	56,218	7,135	—	63,353
Prepaid expenses	—	1,413	12,916	384	—	14,713
Other	—	1,966	2,842	1,868	—	6,676
Current assets — discontinued operations	—	—	63,662	—	—	63,662

Total current assets	—	7,067	141,811	15,580	—	164,458

Property and equipment, net	—	29,872	25,567	7,863	—	63,302
Intangible assets, net	—	—	862,728	150,541	—	1,013,269
Investment in affiliates	876,553	1,514,942	—	—	(2,391,495)	—
Deferred tax assets	32,138	33,090	—	—	—	65,228
Other assets, net	28	41,236	20,036	1,429	(18,774)	43,955
Noncurrent assets — discontinued operations	—	—	472,823	—	—	472,823

Total assets	$908,719	$1,626,207	$1,522,965	$175,413	$(2,410,269)	$1,823,035

CURRENT LIABILITIES:
Accounts payable	$—	$6,858	$9,089	$12,192	$(8,230)	$19,909
Current maturities of long-term debt	—	6,750	—	2,954	(2,016)	7,688
Current portion of TV program rights payable	—	—	—	—	—	—
Accrued salaries and commissions	—	3,862	5,851	580	—	10,293
Accrued interest	—	9,582	—	—	—	9,582
Deferred revenue	—	—	13,453	—	—	13,453
Other	1,123	2,362	1,832	383	—	5,700
Current liabilities — discontinued operations	—	—	49,316	—	—	49,316

Total current liabilities	1,123	29,414	79,541	16,109	(10,246)	115,941

Long-term debt, net of current maturities	1,245	1,172,563	—	—	—	1,173,808
Other long-term debt, net of current maturities	—	—	50	13,900	(8,528)	5,422
Other noncurrent liabilities	—	1,436	348	27	—	1,811
Minority interest	—	—	—	48,021	—	48,021
Noncurrent liabilities — discontinued operations	—	—	25,440	—	—	25,440

Total liabilities	2,368	1,203,413	105,379	78,057	(18,774)	1,370,443

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	564	876,553	—	—	(876,553)	564
Additional paid-in capital	1,041,128	—	—	4,393	(4,393)	1,041,128
Subsidiary investment	—	—	1,097,822	118,490	(1,216,312)	—
Retained earnings/(accumulated deficit)	(135,370)	(453,984)	319,764	(21,296)	(298,468)	(589,354)
Accumulated other comprehensive income (loss)	—	225	—	(4,231)	4,231	225

Total shareholders’ equity	906,351	422,794	1,417,586	97,356	(2,391,495)	452,592

Total liabilities and shareholders’ equity	$908,719	$1,626,207	$1,522,965	$175,413	$(2,410,269)	$1,823,035

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended August 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$270	$91,834	$15,788	$—	$107,892
Operating expenses:
Station operating expenses, excluding noncash compensation	—	280	55,073	10,536	—	65,889
Corporate expenses, excluding noncash compensation	—	6,483	—	—	—	6,483
Noncash compensation	—	1,840	826	29	—	2,695
Depreciation and amortization	—	1,618	1,543	1,185	—	4,346

Total operating expenses	—	10,221	57,442	11,750	—	79,413

Operating income (loss)	—	(9,951)	34,392	4,038	—	28,479

Other income (expense)
Interest expense	(7,440)	(10,765)	1	(444)	307	(18,341)
Other income (expense), net	—	(92)	245	(707)	752	198

Total other income (expense)	(7,440)	(10,857)	246	(1,151)	1,059	(18,143)

Income (loss) before income taxes, minority interest and discontinued operations	(7,440)	(20,808)	34,638	2,887	1,059	10,336

Provision (benefit) for income taxes	(3,049)	7,696	—	(118)	—	4,529
Minority interest expense, net of tax	—	—	—	1,634	—	1,634

Income (loss) from continuing operations	(4,391)	(28,504)	34,638	1,371	1,059	4,173
Income (loss) from discontinued operations, net of tax	—	—	4,257	—	—	4,257
Equity in earnings (loss) of subsidiaries	—	41,325	—	—	(41,325)	—

Net income (loss)	(4,391)	12,821	38,895	1,371	(40,266)	8,430
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(6,637)	$12,821	$38,895	$1,371	$(40,266)	$6,184

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Six–month Period Ended August 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$557	$174,952	$27,585	$—	$203,094
Operating expenses:
Station operating expenses, excluding noncash compensation	—	440	107,094	19,576	—	127,110
Corporate expenses, excluding noncash compensation	—	13,601	—	—	—	13,601
Noncash compensation	—	3,690	2,092	113	—	5,895
Depreciation and amortization	—	3,244	3,070	1,925	—	8,239

Total operating expenses	—	20,975	112,256	21,614	—	154,845

Operating income (loss)	—	(20,418)	62,696	5,971	—	48,249

Other income (expense)
Interest expense	(7,481)	(20,859)	(3)	(829)	586	(28,586)
Other income (expense), net	—	(507)	541	(1,404)	1,488	118

Total other income (expense)	(7,481)	(21,366)	538	(2,233)	2,074	(28,468)

Income (loss) before income taxes, minority interest and discontinued operations	(7,481)	(41,784)	63,234	3,738	2,074	19,781

Provision (benefit) for income taxes	(3,066)	10,980	—	721	—	8,635
Minority interest expense, net of tax	—	—	—	2,419	—	2,419

Income (loss) from continuing operations	(4,415)	(52,764)	63,234	598	2,074	8,727
Income (loss) from discontinued operations, net of tax	—	—	10,081	—	—	10,081
Equity in earnings (loss) of subsidiaries	—	75,987	—	—	(75,987)	—

Net income (loss)	(4,415)	23,223	73,315	598	(73,913)	18,808
Preferred dividends	4,492	—	—	—	—	4,492

Net income (loss) available to common shareholders	$(8,907)	$23,223	$73,315	$598	$(73,913)	$14,316

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended August 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$239	$85,478	$11,402	$—	$97,119
Operating expenses:
Station operating expenses, excluding noncash compensation	—	151	50,720	7,155	—	58,026
Corporate expenses, excluding noncash compensation	—	7,616	—	—	—	7,616
Noncash compensation	—	1,089	1,640	—	—	2,729
Depreciation and amortization	—	1,569	1,329	693	—	3,591

Total operating expenses	—	10,425	53,689	7,848	—	71,962

Operating income (loss)	—	(10,186)	31,789	3,554	—	25,157

Other income (expense)
Interest expense	(36)	(7,974)	(1)	(261)	121	(8,151)
Loss on debt extinguishment	(21)	(252)	—	—	—	(273)
Other income (expense), net	—	202	(41)	(384)	278	55

Total other income (expense)	(57)	(8,024)	(42)	(645)	399	(8,369)

Income (loss) before income taxes, minority interest and discontinued operations	(57)	(18,210)	31,747	2,909	399	16,788
Provision (benefit) for income taxes	(21)	5,318	—	963	—	6,260
Minority interest expense, net of tax	—	—	—	788	—	788

Income (loss) from continuing operations	(36)	(23,528)	31,747	1,158	399	9,740
Income (loss) from discontinued operations, net of tax	—	—	5,556	—	—	5,556
Equity in earnings (loss) of subsidiaries	—	38,860	—	—	(38,860)	—

Net income (loss)	(36)	15,332	37,303	1,158	(38,461)	15,296
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(2,282)	$15,332	$37,303	$1,158	$(38,461)	$13,050

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Six-month Period Ended August 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$507	$160,361	$20,856	$—	$181,724
Operating expenses:
Station operating expenses, excluding noncash compensation	—	315	96,824	13,643	—	110,782
Corporate expenses, excluding noncash compensation	—	16,036	—	—	—	16,036
Noncash compensation	—	2,180	3,782	—	—	5,962
Depreciation and amortization	—	3,128	2,665	2,416	—	8,209

Total operating expenses	—	21,659	103,271	16,059	—	140,989

Operating income (loss)	—	(21,152)	57,090	4,797	—	40,735

Other income (expense)
Interest expense	(5,632)	(15,793)	(4)	(473)	249	(21,653)
Loss on debt extinguishment	(66,319)	(30,929)	—	—	—	(97,248)
Other income (expense), net	—	737	(167)	(280)	64	354

Total other income (expense)	(71,951)	(45,985)	(171)	(753)	313	(118,547)

Income (loss) before income taxes, minority interest and discontinued operations	(71,951)	(67,137)	56,919	4,044	313	(77,812)
Provision (benefit) for income taxes	(4,655)	(3,897)	—	1,405	—	(7,147)
Minority interest expense, net of tax	—	—	—	1,382	—	1,382

Income (loss) from continuing operations	(67,296)	(63,240)	56,919	1,257	313	(72,047)
Income (loss) from discontinued operations, net of tax	—	—	14,263	(490)	—	13,773
Equity in earnings (loss) of subsidiaries	—	72,262	—	—	(72,262)	—

Net income (loss)	(67,296)	9,022	71,182	767	(71,949)	(58,274)
Preferred stock dividends	4,492	—	—	—	—	4,492

Net income (loss) available to common shareholders	$(71,788)	$9,022	$71,182	$767	$(71,949)	$(62,766)

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Six-month Period Ended August 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(4,415)	$23,223	$73,315	$598	$(73,913)	$18,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	—	—	(10,081)	—	—	(10,081)
Depreciation and amortization	254	4,090	3,071	1,925	—	9,340
Accretion of interest on senior discount notes and amortization of related debt costs	81	—	—	—	—	81
Minority interest expense	—	—	1,615	804	—	2,419
Provision for bad debts	—	—	1,490	—	—	1,490
Provision (benefit) for deferred income taxes	(3,066)	10,980	—	721	—	8,635
Noncash compensation	—	3,690	2,092	113	—	5,895
Loss on debt extinguishment	—	—	—	—	—	—
Equity in earnings of subsidiaries	—	(75,987)	—	—	75,987	—
Other	—	—	45	911	(3,357)	(2,401)
Changes in assets and liabilities —
Accounts receivable	—	—	(15,887)	(2,860)	—	(18,747)
Prepaid expenses and other current assets	—	1,653	(87)	421	—	1,987
Other assets	(8,522)	9,816	933	(17)	—	2,210
Accounts payable and accrued liabilities	—	6,888	(2,809)	1,708	—	5,787
Deferred revenue	—	—	343	—	—	343
Other liabilities	—	523	(3,500)	(214)	—	(3,191)
Net cash provided from operating activities — discontinued operations	—	—	24,863	—	—	24,863

Net cash provided by (used in) operating activities	(15,668)	(15,124)	75,403	4,110	(1,283)	47,438

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(214)	(4,630)	(382)	—	(5,226)
Cash paid for acquisitions	—	—	—	(12,563)	—	(12,563)
Deposits and other	—	(60)	—	—	—	(60)
Net cash used in investing activities — discontinued operations	—	—	(6,051)	—	—	(6,051)

Net cash used in investing activities	—	(274)	(10,681)	(12,945)	—	(23,900)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(87,875)	—	—	—	(87,875)
Proceeds from long-term debt	350,000	135,000	—	—	—	485,000
Purchases of the Company’s Class A Common Stock	(396,737)	—	—	—	—	(396,737)
Proceeds from exercise of stock options	2,925	—	—	—	—	2,925
Preferred stock dividends paid	(4,492)	—	—	—	—	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(1,105)	—	—	—	—	(1,105)
Intercompany, net	65,077	(10,631)	(66,263)	11,817	—	—
Debt related costs	—	(10,531)	—	—	—	(10,531)

Net cash provided by (used in) financing activities	15,668	25,963	(66,263)	11,817	—	(12,815)

DECREASE IN CASH AND CASH EQUIVALENTS	—	10,565	(1,541)	2,982	(1,283)	10,723

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,688	6,173	6,193	—	16,054

End of period	$—	$14,253	$4,632	$9,175	$(1,283)	$26,777

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Six-month Period Ended August 31, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(67,296)	$9,022	$71,182	$767	$(71,949)	$(58,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	—	—	(13,773)	—	—	(13,773)
Depreciation and amortization	—	4,382	2,501	2,416	—	9,299
Accretion of interest on senior discount notes and amortization of related debt costs	5,632	—	—	—	—	5,632
Minority interest expense	—	—	—	1,382	—	1,382
Provision for bad debts	—	—	1,251	—	—	1,251
Provision (benefit) for deferred income taxes	(4,655)	(3,897)	—	1,405	—	(7,147)
Noncash compensation	—	2,180	3,782	—	—	5,962
Loss on debt extinguishment	66,319	30,929	—	—	—	97,248
Equity in earnings of subsidiaries	—	(72,262)	—	—	72,262	—
Other	—	561	391	50	(313)	689
Changes in assets and liabilities —
Accounts receivable	—	—	(11,691)	(2,177)	—	(13,868)
Prepaid expenses and other current assets	—	989	3	888	—	1,880
Other assets	(44)	(5,323)	(1,315)	(14)	—	(6,696)
Accounts payable and accrued liabilities	—	(5,158)	(679)	1,808	—	(4,029)
Deferred revenue	—	—	(1,022)	—	—	(1,022)
Cash paid for TV programming rights	—	—	—	—	—	—
Other liabilities	—	1,317	(165)	(1,717)	—	(565)
Net cash provided from operating activities — discontinued operations	—	—	29,450	—	—	29,450

Net cash provided by (used in) operating activities	(44)	(37,260)	79,915	4,808	—	47,419

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(663)	(2,668)	(1,352)	—	(4,683)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	—	7,300	—	7,300
Deposits and other	—	(48)	—	—	—	(48)
Net cash used in investing activities — discontinued	—	—	(9,128)	—	—	(9,128)

Net cash provided by (used in) investing activities	—	(711)	(11,796)	5,948	—	(6,559)

FINANCING ACTIVITIES:
Payments on long-term debt	(227,698)	(1,077,832)	—	—	—	(1,305,530)
Proceeds from long-term debt	—	1,371,500	—	—	—	1,371,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,905)	—	—	—	(72,810)
Proceeds from exercise of stock options	1,753	—	—	—	—	1,753
Preferred stock dividends paid	(4,492)	—	—	—	—	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(740)	—	—	—	—	(740)
Intercompany, net	291,126	(214,133)	(68,377)	(8,616)	—	—
Debt related costs	—	(11,922)	—	—	—	(11,922)

Net cash provided by (used in) financing activities	44	54,708	(68,377)	(8,616)	—	(22,241)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	16,737	(258)	2,140	—	18,619

CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$24,161	$8,774	$5,654	$—	$38,589

Note 8. Regulatory, Legal and Other Matters
     We continue to operate both KHON-TV and KGMB-TV under various temporary waivers to the FCC’s ownership rules. However, Emmis currently plans to sell these stations (see Note 1) to two separate buyers, eliminating the need for a permanent waiver.
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
     In March, 2005, we received a subpoena from the Office of Attorney General of the State of New York in connection with the New York Attorney General’s investigation of a contest at one of our radio stations in New York City. This matter was settled for $0.3 million in our quarter ended August 31, 2005.
     The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.
Note 9. Subsequent Events
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA in St. Louis, MO to Radio One for $20 million. Radio One began operating this station pursuant to a local management agreement (LMA) effective October 1, 2005. Closing of this sale is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects this sale to close by December 31, 2005 and plans to use the proceeds to repay outstanding debt obligations.
     On September 28, 2005, Emmis signed a definitive agreement to sell four television stations (KOIN in Portland, OR; KHON in Honolulu, HI; KSNW in Wichita, KS and KSNT in Topeka, KS) to SJL Broadcast Group and affiliates of The Blackstone Group for $259 million. Closing of this sale is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects this sale to close by January 31, 2006, and plans to use the proceeds to repay outstanding debt obligations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others, general economic and business conditions; fluctuations in the demand for advertising and demand for different types of advertising media; our ability to service our outstanding debt; increased competition in our markets and the broadcasting industry; our ability to attract and secure programming, on-air talent, writers and photographers; inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control; increases in the costs of programming, including on-air talent; inability to grow through suitable acquisitions; new or changing regulations of the Federal Communications Commission or other governmental agencies; competition from new or different technologies; war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
     We own and operate radio, television and publishing properties located primarily in the United States. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1 for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 75% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
     Our revenues vary throughout the year. As is typical in the broadcasting industry, our revenues and operating income are usually lowest in our fourth fiscal quarter. Our television division’s revenues (classified as discontinued operations) typically fluctuate from year to year due to political spending, which is the highest in our odd-numbered fiscal years.
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
     The following table summarizes the sources of our revenues for the six-month periods ended August 31, 2004 and 2005. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	% of Total	2005	% of Total	2004	% of Total	2005	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$57,497	59.2%	$69,388	64.3%	$110,511	60.8%	$133,932	65.9%
National	17,538	18.1%	18,060	16.7%	33,951	18.7%	34,147	16.8%
Political	1,068	1.1%	5	0.0%	2,283	1.3%	15	0.0%
Publication Sales	4,699	4.8%	4,393	4.1%	9,506	5.2%	9,175	4.5%
Non Traditional	12,023	12.4%	11,234	10.4%	16,623	9.1%	16,355	8.1%
Other	4,294	4.4%	4,812	4.5%	8,850	4.9%	9,470	4.7%

Total net revenues	$97,119		$107,892		$181,724		$203,094

     As previously mentioned, we derive more than 75% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our television and publishing entities. In the six-month period ended August 31, 2005, local and regional sales, excluding political revenues, represented approximately 83% and 61% of our advertising revenues for our radio and publishing divisions, respectively. In the six-month period ended August 31, 2004, local and regional sales, excluding political revenues, represented approximately 82% and 42% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 69% of the total advertising net revenues. Automotive is the largest category for radio, representing approximately 15% of the radio segment’s advertising net revenues in the six-month period ended August 31, 2005.
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
Impairment of Goodwill and Indefinite-lived Intangibles
     The annual impairment tests for goodwill and indefinite-lived intangibles under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.
Allocations for Purchased Assets
     We typically engage an independent appraisal firm to value assets acquired in a material acquisition. We use the appraisal report to allocate the purchase price of the acquisition among different categories of assets. To the extent that purchased assets are not allocated appropriately, depreciation and amortization expense could be materially different.

Deferred Taxes and Effective Tax Rates
     We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.
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
Valuation of Stock Options
     The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company relies heavily upon historical data of its stock price and option life when determining expected volatility and expected term, but each year the Company reassesses whether or not historical data is representative of expected results.
Results of Operations for the Three-month and Six-month Periods Ended August 31, 2005 Compared to August 31, 2004
Net revenue pro forma reconciliation:
     Since March 1, 2004, we have acquired a radio station in Chicago and a radio network in Slovakia. The results of our television division, two radio stations sold in Argentina and our three radio stations exchanged in Phoenix have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$78,176	$87,098	$8,922	11.4%	$144,886	$162,198	$17,312	11.9%
Publishing	18,943	20,794	1,851	9.8%	36,838	40,896	4,058	11.0%

Total	97,119	107,892	10,773	11.1%	181,724	203,094	21,370	11.8%

Plus: Net revenues from stations acquired
Radio	5,313	—			9,788	882
Publishing	—	—			—	—

Total	5,313	—			9,788	882

Pro forma net revenues
Radio	83,489	87,098	3,609	4.3%	154,674	163,080	8,406	5.4%
Publishing	18,943	20,794	1,851	9.8%	36,838	40,896	4,058	11.0%

Total	$102,432	$107,892	$5,460	5.3%	$191,512	$203,976	$12,464	6.5%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements.
Net revenues discussion:
     Radio net revenues increased principally as a result of our acquisition of WLUP-FM in Chicago in January 2005. On a pro forma basis (assuming WLUP-FM had been purchased on March 1, 2004), radio net revenues for the quarter ended August 31, 2005 would have increased $3.6 million, or 4.3%, and radio net revenues would have increased $8.4 million, or 5.4% in the six-month period ended August 31, 2005. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended August 31, 2005, on a pro forma basis, net revenues of our domestic radio stations were up 3.0%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up 2.1%, and for the six-month period ended August 31, 2005, on a pro forma basis, net revenues of our domestic radio stations were up 4.1%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up only 1.9%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage decreased slightly year over year in the three-month and six-month periods.
     Publishing net revenues increased due to higher local and national advertising revenues, especially at our Texas Monthly and Los Angeles Magazine publications. The travel category has been particularly strong at these publications, as rising levels of consumer confidence for domestic and international travel has increased advertising spending by vacation travel clients.
     On a consolidated basis, pro forma net revenues for the three-month and six-month periods ended August 31, 2005 increased $5.5 million, or 5.3%, and $12.5 million, or 6.5%, respectively, due to the effect of the items described above.
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

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$Change	% Change	2004	2005	$Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$41,233	$46,723	$5,490	13.3%	$77,550	$89,098	$11,548	14.9%
Publishing	16,793	19,166	2,373	14.1%	33,232	38,012	4,780	14.4%

Total	58,026	65,889	7,863	13.6%	110,782	127,110	16,328	14.7%

Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	2,743	—			5,679	983
Publishing	—	—			—	—

Total	2,743	—			5,679	983

Pro forma station operating expenses, excluding noncash compensation
Radio	43,976	46,723	2,747	6.2%	83,229	90,081	6,852	8.2%
Publishing	16,793	19,166	2,373	14.1%	33,232	38,012	4,780	14.4%

Total	$60,769	$65,889	$5,120	8.4%	$116,461	$128,093	$11,632	10.0%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements.
Station operating expenses, excluding noncash compensation discussion:
     Radio station operating expenses, excluding noncash compensation increased as a result of higher music licensing fees, higher sales-related costs, higher insurance and health-related costs, and higher programming costs in our New York and Los Angeles markets. The increase also relates to our acquisition of WLUP-FM in January 2005, as well as an incremental $0.5 million and $1.0 million of cash compensation in the three-month and six-month periods ended August 31, 2005, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     Publishing station operating expenses, excluding noncash compensation increased principally due to higher paper costs and start-up costs related to our new magazine in Los Angeles, Tu Ciudad. The increase also relates to the incremental $0.3 million and $0.6 million of cash compensation in the three-month and six-month periods ended August 31, 2005, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     On a consolidated basis, pro forma station operating expenses, excluding noncash compensation, for the three-month and six-month periods ended August 31, 2005 increased $5.1 million, or 8.4%, and $11.6 million, or 10.0%, respectively, due to the effect of the items described above.
Noncash compensation expenses:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$Change	% Change	2004	2005	$Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$1,156	$655	$(501)	(43.3)%	$2,637	$1,655	$(982)	(37.2)%
Publishing	484	200	(284)	(58.7)%	1,145	550	(595)	(52.0)%
Corporate	1,089	1,840	751	69.0%	2,180	3,690	1,510	69.3%

Total noncash compensation expense	$2,729	$2,695	$(34)	(1.2)%	$5,962	$5,895	$(67)	(1.1)%

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
     As a result of the modifications to our stock compensation program, noncash compensation expense decreased approximately $0.7 million from $1.7 million in the three-month period ended August 31, 2004 to $1.0 million in the three-month period ended August 31, 2005, and decreased approximately $1.6 million from $3.6 million in the six-month period ended August 31, 2004 to $2.0 million in the six-month period ended August 31, 2005.
     On March 1, 2005, Emmis granted approximately 250,000 shares of restricted stock to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grant. Although Emmis does not expect to begin expensing stock options until at least March 1, 2006 (pursuant to SFAS No. 123R), it will expense the value of these restricted stock grants over their applicable vesting period, which ranges from 2 to 3 years. The noncash compensation expense associated with this grant was approximately $0.5 million and $1.0 million for the three-month and six-month periods ended August 31, 2005.
     The remaining increase of $0.2 million and $0.5 million in the three-month and six-month periods ended August 31, 2005 is primarily attributable to restricted stock granted in connection with executive employment agreement extensions.
Corporate expenses, excluding noncash compensation:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$Change	% Change	2004	2005	$Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$7,616	$6,483	$(1,133)	(14.9)%	$16,036	$13,601	$(2,435)	(15.2)%
     The decrease is attributable to professional fees associated with our television digital spectrum initiative decreasing approximately $1.6 million and $2.9 million, respectively in the three-month and six-month periods ended August 31, 2005, as compared to the same period of the prior year, partially offset by professional fees associated with exploring certain business transactions.
Depreciation and amortization:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$Change	% Change	2004	2005	$Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,813	$2,553	$740	40.8%	$4,654	$4,640	$(14)	(0.3)%
Publishing	209	175	(34)	(16.3)%	427	355	(72)	(16.9)%
Corporate	1,569	1,618	49	3.1%	3,128	3,244	116	3.7%

Total depreciation and amortization	$3,591	$4,346	$755	21.0%	$8,209	$8,239	$30	0.4%

     Substantially all of the increase in radio depreciation and amortization expense for the three month period ended August 31, 2005 is attributable to our Slovakia and WLUP acquisitions. Certain definite lived intangibles at our radio stations in Austin, Texas became fully amortized in June 2005.

Operating income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$33,974	$37,167	$3,193	9.4%	$60,045	$66,805	$6,760	11.3%
Publishing	1,457	1,253	(204)	(14.0)%	2,034	1,979	(55)	(2.7)%
Corporate	(10,274)	(9,941)	333	(3.2)%	(21,344)	(20,535)	809	(3.8)%

Total operating income	$25,157	$28,479	$3,322	13.2%	$40,735	$48,249	$7,514	18.4%

     Radio operating income increased due to our Slovakia and WLUP radio acquisitions and higher net revenues at our existing stations, partially offset by the expenses associated with Slovakia and WLUP and higher expenses at our existing stations. As discussed above, the net revenue growth of our domestic stations exceeded the revenue growth of the markets in which we operate. We expect our stations to continue to outperform the markets in which we operate as we seek to monetize sustained audience ratings momentum by leveraging the investments we have made to train and develop our sales people.
     Publishing operating income decreased due to an increase in operating expenses associated with rising paper costs, and start-up costs related to Tu Ciudad and increased cash compensation costs as discussed above. This was mostly offset by revenue gains at our Texas Monthly and Los Angeles Magazine publications.
     On a consolidated basis, operating income increased due to the changes in radio and publishing operating income coupled with lower corporate expenses, as discussed above.
Interest expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$8,151	$18,341	$10,190	125.0%	$21,653	$28,586	$6,933	32.0%
     Interest expense increased as a result of higher interest rates paid on the floating portion of our senior credit facility debt and the addition of approximately $400 million of indebtedness to finance our Dutch Tender Offer in June 2005. Certain debt would be required to be repaid as a result of the disposition of the Company’s television assets. The Company has allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified.
Income before income taxes and discontinued operations:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$16,788	$10,336	$(6,452)	(38.4)%	$(77,812)	$19,781	$97,593	(125.4)%
     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.3 million in the six-month period ended August 31, 2004, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt issuances redeemed. The decrease in the three months ended August 31, 2005 is attributable to higher interest expense, partially offset by higher operating income, as discussed above.
Income from discontinued operations, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$5,556	$4,257	$(1,299)	(23.4)%	$13,773	$10,081	$(3,692)	(26.8)%
     Our television division, three radio stations in Phoenix and two radio stations in Buenos Aires, Argentina have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these stations and related discussions are fully described in Note 1.
     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding of New Orleans. The flooding of New Orleans caused significant property damage at WVUE. Although the extent of the damage is still undetermined, Emmis believes that it is fully insured for all property losses resulting from Katrina and subsequent flooding. Since Emmis believes recovery of insurance proceeds under its relevant policies is probable, no adjustments to the carrying values of WVUE property were made as of August 31, 2005. Additionally, the Company recorded a $1.3 million reserve against WVUE accounts receivable due to the impact of the flooding on the local economy. The charge is reflected in the three-month and six-month periods ending August 31, 2005 in the preceding table. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis does not accrue for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt. The Company estimates that the negative revenue impact of the hurricane will be approximately $4 million for its quarter ended November 30, 2005.
Net income (loss):

	Three Months Ended August 31,				Six Months Ended August 31,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss):	$15,296	$8,430	$(6,866)	(44.9)%	$(58,274)	$18,808	$77,082	(132.3)%
     The increase in net income in the six-month period ended August 31, 2005 is primarily attributable to the prior year’s loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision (benefit) for income taxes.
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

     At August 31, 2005, we had cash and cash equivalents of $26.8 million and net working capital of $75.0 million. At February 28, 2005, we had cash and cash equivalents of $16.1 million and net working capital of $48.5 million. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business and lower accrued salaries and commissions, since year-end bonuses were paid in April 2005.
     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $1.8 million.
     In connection with the Tender Offer, on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $396.7 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (“the Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used approximately $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005, approximately $10.5 million of cash proceeds from the notes transactions to pay debt issuance fees and approximately $2.8 million for interest and other.
     The Notes will mature on June 15, 2012. Interest on the Notes will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 9.3% at August 31, 2005). The applicable margin to LIBOR will increase by 0.5% on each of June 15, 2006, December 15, 2006, and June 15, 2007. Interest payment dates are March 15, June 15, September 15 and December 15, commencing September 15, 2005.
     Emmis may redeem all or a portion of the Notes at the redemption prices set forth below plus accrued and unpaid interest beginning on December 15 of the years indicated below:

Year	Percentage
2005	100.0%
2006	102.0%
2007	101.0%
2008 and thereafter	100.0%
     The Notes are unsecured obligations of Emmis and will rank pari passu with all future senior indebtedness (as defined) and senior in right of payment to future subordinated indebtedness (as defined). The Notes are subordinated to all indebtedness and liabilities (as defined) of ECC’s subsidiaries, including bank debt and subordinated debt of Emmis Operating Company.
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

          On August 9, 2005, Emmis exchanged the $350.0 million aggregate principal amount of the Notes for a new series of notes registered under the Securities Act. The terms of the new series of notes are identical to the terms of the Notes.
          On August 19, 2005, Emmis signed definitive agreements to sell (A) five television stations (plus regional satellite stations) to LIN Television Corporation (WALA and WBPG in Mobile, AL/Pensacola, FL; WTHI in Terre Haute, IN; WLUK in Green Bay, WI; and KRQE in Albuquerque, NM) for $260 million, (B) three television stations to Journal Communications (WFTX in Ft. Myers FL; KMTV in Omaha, NE; and KGUN in Tucson, AZ) for $235 million, and (C) one television station (WSAZ in Huntington/Charleston, WV) to Gray Television for $186 million. Closing of the sales is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects the sales to close by February 28, 2006, the end of its current fiscal year, and plans to use the proceeds to repay outstanding debt obligations.
          On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA in St. Louis, MO to Radio One for $20 million. Radio One began operating this station pursuant to a local management agreement (LMA) effective October 1, 2005. Closing of this sale is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects this sale to close by December 31, 2005 and plans to use the proceeds to repay outstanding debt obligations.
          On September 28, 2005, Emmis signed a definitive agreement to sell four television stations (KOIN in Portland, OR; KHON in Honolulu, HI; KSNW in Wichita, KS and KSNT in Topeka, KS) to SJL Broadcast Group and affiliates of The Blackstone Group for $259 million. Closing of this sale is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects this sale to close by January 31, 2006, and plans to use the proceeds to repay outstanding debt obligations.
Operating Activities
          Net cash flows provided by operating activities were $47.4 million for the six-month periods ended August 31, 2004 and 2005. Cash flows provided by operating activities for the six-month period ended August 31, 2005 were similar to the same period in the prior year despite our increase in net revenues less station operating expenses and corporate expenses, primarily due to higher receivables, accrued bonus payments and interest expense. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
     Investing Activities
          Cash flows used in investing activities were $23.9 million for the six-month period ended August 31, 2005 compared to $6.6 million in the same period of the prior year. In the six-month period ended August 31, 2005, we purchased a radio network in Slovakia, but in the six-month period ended August 31, 2004 we sold our interest in two radio stations in Buenos Aires, Argentina. Investment activities include capital expenditures and business acquisitions and dispositions.
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
          Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the six-month periods ended August 31, 2004 and 2005, we had capital expenditures of $4.7 million and $5.2 million, respectively. We expect capital expenditures related to continuing operations to be approximately $8.0 million in the current fiscal year, compared to $10.6 million in fiscal 2005. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and high-definition radio upgrade costs. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
          Substantially all of the net cash used in investing activities of our discontinued operations for the six-month periods ended August 31, 2004 and 2005 related to purchases of property and equipment.
     Financing Activities
          Cash flows used in financing activities were $12.8 million for the six-month period ended August 31, 2005 compared to $22.2 million for the same period of the prior year. Cash flows used in financing activities in the quarter ended August 31, 2005 were used to fund the acquisition of a radio station, as discussed above in Investing Activities.
          For a discussion of our Dutch Tender Offer and related financing activities completed in June 2005 as well as our decision to seek strategic alternatives for television division, see discussion above in “Liquidity and Capital Resources”.
          As of August 31, 2005, Emmis had $1,575.6 million of long-term corporate indebtedness outstanding under its credit facility ($844.7 million), senior subordinated notes ($375.0 million), senior discount notes ($1.3 million), senior floating rate notes ($350.0 million) and an additional $4.6 million of other indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2005, our weighted average borrowing rate under our credit facility was approximately 5.3% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes, senior discount notes and senior floating rate notes, was approximately 6.6%.
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
          At October 1, 2005, we had $130.4 million available under our credit facility, with an additional $37.4 million available for permitted acquisitions and investments that are identified by January 2006 and closed by July 2006. As part of our business strategy, we continually evaluate potential acquisitions of radio stations as well as publishing properties. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008.
Intangibles
          At August 31, 2005, approximately 77% of our total continuing assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
          We continue to operate both KHON-TV and KGMB-TV under various temporary waivers to the FCC’s ownership rules. However, Emmis currently plans to sell these stations (see Note 1) to two separate buyers, eliminating the need for a permanent waiver.
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
          In March, 2005, we received a subpoena from the Office of Attorney General of the State of New York in connection with the New York Attorney General’s investigation of a contest at one of our radio stations in New York City. This matter was settled for $0.3 million in our quarter ended August 31, 2005.
          The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.
Quantitative and Qualitative Disclosures About Market Risk
          As of February 28, 2005, approximately 68% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the issuance of senior floating rate notes in June 2005, approximately 76% of the Company’s debt as of October 1, 2005 bears interest at variable rates. Based on amounts outstanding at October 1, 2005, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $12.0 million.

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
          Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2005, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units) that
	Total Number of	Average Price	of Publicly	May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
June 1, 2005 to June 30, 2005	20,250,000	$19.50	20,250,000	$—
July 1, 2005 to July 31, 2005	—	$—	—	$—
August 1, 2005 to August 31, 2005	—	$—	—	$—

Total	20,250,000	$19.50	20,250,000	$—

(1)	On May 10, 2005, the Company publicly announced a “Dutch Auction” tender offer to purchase shares of its common stock, which commenced on May 16, 2005, and expired on June 13, 2005. In connection with this offer, the Company purchased 20,250,000 shares of Class A Common Stock at a price of $19.50 per share.
Item 4. Submission of Matters to a Vote of Security Holders
          At a special meeting of shareholders held on June 13, 2005, the following matters received the following votes:

	Votes	Votes	Abstentions &
Matter Description	For	Against	Broker Non-Votes
1. Ratification of Articles of Correction

Common Stock	72,940,314	2,626	27,799,060
Preferred Stock	2,126,140	9,410	739,450
          At our annual meeting of the shareholders held on July 13, 2005, the following matters received the following votes:

	Votes	Votes	Abstentions &
Matter Description	For	Against	Broker Non-Votes
1. Election of Directors
Richard A. Leventhal	91,139,398	—	9,597,424
Peter A. Lund	91,519,895	—	9,216,927
Lawrence B. Sorrel	83,617,544	—	17,119,278

2. Ratification of auditors	91,632,669	269,717	8,834,436

Item 6. Exhibits
     (a) Exhibits.
          The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended through June 13, 2005, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended May 31, 2005.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

4.1	Emmis Communications Floating Rate Notes Indenture, incorporated by reference from Exhibit 4.1 to the Company’s Form S-4 Registration Statement filed June 30, 2005 (File No. 333-126283).

10.1	First Amendment to Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2005.

10.2	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Gray Television Group, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 25, 2005.

10.3	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Journal Broadcast Corporation and Journal Broadcast Group, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 25, 2005.

10.4	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and LIN Television Corporation, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 25, 2005.

10.5	Amendment to Employment Agreement and Change in Control Severance Agreement, dated as of August 22, 2005, by and between Emmis Operating Company and Emmis Communications Corporation and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed August 25, 2005.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: October 10, 2005	By: /s/ WALTER Z. BERGER
Walter Z. Berger
Executive Vice President (Authorized Corporate Officer), Chief Financial Officer and Treasurer