Form 10-Q
period 2005-11-30
EMMIS COMMUNICATIONS CORP
filed 2006-01-09
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
EMMIS COMMUNICATIONS CORPORATION
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 3, 2006, was:

32,027,353	Shares of Class A Common Stock, $.01 Par Value
4,868,206	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2005	2004	2005
NET REVENUES	$90,196	$100,517	$270,944	$302,896
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	54,982	62,282	164,022	188,204
Corporate expenses, excluding noncash compensation	7,318	5,790	23,354	19,391
Noncash compensation	3,068	2,667	8,982	8,216
Depreciation and amortization	3,924	4,274	12,035	12,468

Total operating expenses	69,292	75,013	208,393	228,279

OPERATING INCOME	20,904	25,504	62,551	74,617

OTHER INCOME (EXPENSE):
Interest expense	(8,469)	(20,487)	(30,122)	(49,073)
Loss on debt extinguishment	—	—	(97,248)	—
Other income (expense), net	518	(88)	872	30

Total other expense	(7,951)	(20,575)	(126,498)	(49,043)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	12,953	4,929	(63,947)	25,574
PROVISION (BENEFIT) FOR INCOME TAXES	6,078	1,303	(695)	10,293
MINORITY INTEREST EXPENSE, NET OF TAX	565	1,092	1,947	3,511

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,310	2,534	(65,199)	11,770

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	13,495	197,487	26,730	207,059

NET INCOME (LOSS)	19,805	200,021	(38,469)	218,829

PREFERRED STOCK DIVIDENDS	2,246	2,246	6,738	6,738

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,559	$197,775	$(45,207)	$212,091

     The accompanying notes are an integral part of these unaudited condensed consolidated statements.
     In the three-month periods ended November 30, 2004 and 2005, $1.8 million and $1.1 million respectively, of our noncash compensation was attributable to our radio and publishing entities, while $1.3 million and $1.6 million was attributable to corporate. In the nine-month periods ended November 30, 2004 and 2005, $5.5 million and $3.7 million respectively, of our noncash compensation was attributable to our radio and publishing entities, while $3.5 million and $4.5 million was attributable to corporate.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2005	2004	2005
Basic net income (loss) available to common shareholders:
Continuing operations	$0.07	$0.01	$(1.28)	$0.11
Discontinued operations, net of tax	0.24	5.35	0.47	4.63

Net income (loss) available to common shareholders	$0.31	$5.36	$(0.81)	$4.74

Basic weighted average common shares outstanding	56,214	36,879	56,042	44,700

Diluted net income (loss) available to common shareholders:
Continuing operations	$0.07	$0.01	$(1.28)	$0.11
Discontinued operations, net of tax	0.24	5.29	0.47	4.60

Net income (loss) available to common shareholders	$0.31	$5.30	$(0.81)	$4.71

Diluted weighted average common shares outstanding	56,307	37,305	56,042	45,056
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	November 30,
	2005	2005
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,054	$245,155
Restricted cash	—	207,889
Accounts receivable, net of allowance for doubtful accounts of $1,525 and $1,897, respectively	63,353	80,166
Prepaid expenses	14,649	19,301
Other	6,648	3,816
Current assets — discontinued operations	63,754	63,485

Total current assets	164,458	619,812

PROPERTY AND EQUIPMENT, NET	62,520	65,185
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	880,499	880,499
Goodwill	106,808	109,581
Other intangibles, net	12,970	21,565

Total intangible assets	1,000,277	1,011,645

DEFERRED TAX ASSETS	81,210	—

OTHER ASSETS, NET	27,973	36,437

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	486,597	376,949

Total assets	$1,823,035	$2,110,028

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	November 30,
	2005	2005
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$19,848	$23,703
Current maturities of long-term debt	7,688	215,461
Accrued salaries and commissions	10,244	7,588
Accrued interest	9,582	10,515
Deferred revenue	13,409	12,753
Other	5,696	5,799
Current liabilities — discontinued operations	49,474	51,741

Total current liabilities	115,941	327,560

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,173,808	1,350,475

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,422	4,541

OTHER NONCURRENT LIABILITIES	1,804	2,097

MINORITY INTEREST	48,021	49,738

DEFERRED TAX LIABILITIES	—	70,866

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	25,447	24,525

Total liabilities	1,370,443	1,829,802

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 28, 2005 and November 30, 2005	29	29
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 51,621,958 shares at February 28, 2005 and 32,046,845 shares at November 30, 2005	516	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,850,762 shares at February 28, 2005 and 4,879,784 shares at November 30, 2005	48	49
Additional paid-in capital	1,041,128	659,214
Accumulated deficit	(589,354)	(377,263)
Accumulated other comprehensive income (loss)	225	(2,123)

Total shareholders’ equity	452,592	280,226

Total liabilities and shareholders’ equity	$1,823,035	$2,110,028

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,469)	$218,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(26,730)	(207,059)
Depreciation and amortization	13,680	14,336
Accretion of interest on senior discount notes and amortization of related debt costs	5,669	122
Minority interest expense, net of tax	1,947	3,511
Provision for bad debts	1,688	1,605
Provision (benefit) for deferred income taxes	(966)	10,254
Noncash compensation	8,982	8,216
Loss on debt extinguishment	97,248	—
Other	(2,240)	(1,641)
Changes in assets and liabilities -
Accounts receivable	(14,698)	(16,178)
Prepaid expenses and other current assets	2,650	122
Other assets	(6,036)	2,502
Accounts payable and accrued liabilities	(10,848)	394
Deferred revenue	(1,191)	(656)
Other liabilities	55	(5,343)
Net cash provided by operating activities — discontinued operations	58,798	26,099

Net cash provided by operating activities	89,539	55,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,294)	(8,679)
Cash paid for acquisitions	—	(15,786)
Proceeds from sale of assets, net	7,300	—
Deposits and other	(48)	(63)
Net cash provided by (used in) investing activities — discontinued operations	(11,928)	435,131

Net cash provided by (used in) investing activities	(10,970)	410,603

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,363,030)	(114,563)
Proceeds from long-term debt	1,376,500	499,000
Restricted cash pledged for debt repayment	—	(207,889)
Premiums paid to redeem outstanding debt obligations	(72,810)	—
Purchases of the Company’s Class A Common Stock	—	(398,343)
Proceeds from exercise of stock options	2,095	3,763
Preferred stock dividends paid	(6,738)	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(740)	(1,289)
Debt related costs	(12,052)	(10,556)

Net cash used in financing activities	(76,775)	(236,615)

INCREASE IN CASH AND CASH EQUIVALENTS	1,794	229,101

CASH AND CASH EQUIVALENTS:
Beginning of period	19,970	16,054

End of period	$21,764	$245,155

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$50,716	$67,239
Income taxes	271	39

Noncash financing transactions -
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	13,789	13,955

ACQUISITION OF D.EXPRES (SLOVAKIA):
Fair value of assets acquired		$18,508
Cash paid		12,563

Liabilities recorded		$5,945

ACQUISITION OF RADIO FM PLUS AD (BULGARIA):
Fair value of assets acquired		$4,841
Cash paid		3,223

Liabilities recorded		$1,618

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2005
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
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2005 and the results of its operations for the three-month and nine-month periods ended November 30, 2004 and 2005 and its cash flows for the nine-month periods ended November 30, 2004 and 2005.
Accounting Pronouncement
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“Statement No. 123R”) . Statement No. 123R requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair-value method and record such expense in their financial statements. In addition, the adoption of Statement No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.
     Statement No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under Statement No. 123 for the pro forma disclosure. The Company plans to follow the “modified prospective” method upon adoption of this pronouncement. Although the Company has not yet determined whether the adoption of Statement No. 123R will result in amounts that are similar to the current pro forma disclosures under Statement No. 123, it is evaluating the requirements under Statement No. 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and per share results.

     On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of Statement No. 123R, allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result of the delay, the Company plans to adopt Statement No. 123R as of March 1, 2006.
Stock-Based Compensation
     Until its adoption of Statement No. 123R, the Company will continue to account for its stock-based award plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required unaudited pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” are as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$17,559	$197,775	$(45,207)	$212,091
Plus: Reported stock-based employee compensation costs, net of tax	1,810	1,574	5,300	4,847
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	3,980	2,906	11,811	8,844

Pro Forma	$15,389	$196,443	$(51,718)	$208,094

Basic EPS:
As Reported	$0.31	$5.36	$(0.81)	$4.74
Pro Forma	$0.27	$5.33	$(0.92)	$4.66

Diluted EPS:
As Reported	$0.31	$5.30	$(0.81)	$4.71
Pro Forma	$0.27	$5.27	$(0.92)	$4.62
     In addition to reclassifications for discontinued operations, the amounts disclosed as “stock-based compensation costs, net of tax, if fair value method had been applied to all awards” in the three and nine months ended November 30, 2004 reflect an immaterial adjustment to include certain options previously excluded from the calculation.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.9 million and $1.1 million of these costs as of November 30, 2004 and 2005, respectively.
Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2004 and 2005 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the

6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the nine-month period ended November 30, 2004 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 3.9 million shares for the nine-month period ended November 30, 2004. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three-month period ended November 30, 2004 and the three-month and nine-month periods ended November 30, 2005 as the effect of its conversion to 3.7 million shares, 4.8 million shares and 4.8 million shares, respectively, would be antidilutive.
Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
Income (loss) from operations:
Television	$20,249	$11,083	$40,049	$27,401
WRDA-FM	(250)	(157)	(1,162)	(693)
Phoenix radio stations	2,857	—	7,203	440
Votionis	—	—	(490)	—

Total	22,856	10,926	45,600	27,148
Less: Provision for income taxes	9,361	2,895	18,870	9,545

Income from operations, net of tax	13,495	8,031	26,730	17,603

Gain on sale of discontinued operations:
Television	—	321,154	—	321,154
Less: Provision for income taxes	—	131,698	—	131,698

Gain on sale of discontinued operations, net of tax	—	189,456	—	189,456

Income from discontinued operations, net of tax	$13,495	$197,487	$26,730	$207,059

A discussion of each component of discontinued operations follows.
Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that its television stations needed to be aligned with a company that was larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of November 30, 2005 the Company has sold six of its sixteen television stations (See Note 3). On December 5, 2005, the Company sold an additional three television stations (See Note 3). Furthermore, the Company has entered into a definitive agreement to sell an additional four stations and expects to enter into agreements to sell the remaining three stations in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”) and the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
Net revenues	$78,411	$63,518	$208,248	$190,343
Station operating expenses, excluding noncash compensation	41,748	43,727	119,591	124,777
Noncash compensation	1,381	917	4,381	2,625
Depreciation and amortization	7,461	—	22,753	12,321
Interest expense	7,159	7,699	20,288	21,954
Income before taxes	20,249	11,083	40,049	27,401
Provision for income taxes	8,292	2,984	16,393	9,674
Gain on sale of stations, net of tax	—	189,456	—	189,456
     Net assets related to our television division are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2005	November 30, 2005
Current assets:
Accounts receivable, net	$43,634	$44,070
Current portion of TV program rights	16,562	16,803
Prepaid expenses	1,849	1,067
Other	1,617	1,471

Total current assets	63,662	63,411

Noncurrent assets:
Property and equipment, net	130,016	90,127
Intangibles, net	335,341	259,580
Other noncurrent assets	7,466	14,250

Total noncurrent assets	472,823	363,957

Total assets	$536,485	$427,368

Current liabilities:
Accounts payable and accrued expenses	$8,686	$8,278
Current portion of TV program rights	30,910	28,862
Accrued salaries and commissions	6,141	4,914
Deferred revenue	882	7,778
Other	2,697	1,878

Total current liabilities	49,316	51,710

Noncurrent liabilities:
TV program rights payable, net of current portion	18,634	12,488
Other noncurrent liabilities	6,806	12,014

Total noncurrent liabilities	25,440	24,502

Total liabilities	$74,756	$76,212

     Certain debt would be required to be repaid as a result of the disposition of the Company’s television assets. The Company has allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified.

     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Although the extent of the property damage is estimated to be approximately $13 million, Emmis believes that it is insured (subject to applicable deductibles) for substantially all property losses resulting from Katrina and subsequent flooding as it maintained Federal flood insurance and private flood insurance. Since Emmis believes recovery of insurance proceeds under its relevant policies is probable, no adjustments to the carrying values of WVUE property were made as of November 30, 2005. Additionally, the Company recorded a $1.3 million reserve against WVUE accounts receivable due to the impact of the flooding on the local economy. The charge is reflected in the nine-month period ending November 30, 2005 in the preceding table. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt. The Company estimates that the negative revenue impact of the hurricane was approximately $4 million for its quarter ended November 30, 2005 and estimates an additional $3 million impact for its quarter ending February 28, 2006.
WRDA-FM:
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a Local Programming and Marketing Agreement (LMA) effective October 1, 2005. Radio One, Inc. makes no monthly payments to Emmis, but reimburses Emmis for substantially all of Emmis’ costs to operate the station. Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest of the station. The assets and liabilities of WRDA-FM have been classified as held for sale as of February 28, 2005 and November 30, 2005 and its results of operations for the three-month and nine-month periods ended November 30, 2004 and 2005 have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. WRDA-FM had historically been included in the radio segment.
     The following table summarizes certain operating results for WRDA-FM for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
Net revenues	$442	$136	$1,418	$851
Station operating expenses, excluding noncash compensation	628	225	2,370	1,413
Noncash compensation	19	1	67	19
Depreciation and amortization	45	6	143	51
Loss before taxes	(250)	(157)	(1,162)	(693)
Benefit for income taxes	(102)	(89)	(476)	(309)
     Net assets related to WRDA-FM is classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2005	November 30, 2005
Current assets:
Prepaid expenses	$64	$13
Other	28	61

Total current assets	92	74

Noncurrent assets:
Property and equipment, net	782	—
Intangibles, net	12,992	12,992

Total noncurrent assets	13,774	12,992

Total assets	$13,866	$13,066

Current liabilities:
Accounts payable and accrued expenses	$61	$20
Accrued salaries and commissions	49	—
Deferred revenue	44	—
Other	4	11

Total current liabilities	158	31

Noncurrent liabilities:
Other noncurrent liabilities	7	23

Total noncurrent liabilities	7	23

Total liabilities	$165	$54

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
Net revenues	$7,338	$—	$23,591	$—
Station operating expenses, excluding noncash compensation	4,155	—	15,358	(440)
Noncash compensation	132	—	445	—
Depreciation and amortization	201	—	592	—
Income before taxes	2,857	—	7,203	440
Provision for income taxes	1,171	—	2,953	180
Votionis
     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. The results of operations of Votionis have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Votionis was historically included in the radio reporting segment. The following table summarizes certain operating results for Votionis for the three–month and nine-month periods ended November 30, 2004:

	Three Months Ended	Nine Months Ended
	November 30, 2004	November 30, 2004
Net revenues	$—	$1,693
Station operating expenses, excluding noncash compensation	—	2,019
Depreciation and amortization	—	164
Pre-tax income (loss)	—	(490)
Provision (benefit) for income taxes	—	—
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
Note 2. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 28, 2005 and November 30, 2005, the carrying amounts of the Company’s FCC licenses were $880.5 million. This amount is entirely attributable to our radio division.
     Since its adoption of EITF Topic D-108 on December 1, 2004, the Company has used a direct-method valuation approach known as the greenfield income valuation method when it performs its annual impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its reporting units if the reporting unit were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its reporting unit was just beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, reporting unit audience share, reporting unit revenue share and discount rate. For its radio stations, the Company has determined the reporting unit to be all of its stations in a local market. The required annual impairment tests may result in future periodic write-downs.

     Goodwill
     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducted the two-step impairment test as of December 1, 2002, 2003 and 2004, each of which resulted in no impairment charge. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. The market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
     This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded in the statement of operations.
     As of February 28, 2005 and November 30, 2005, the carrying amount of the Company’s goodwill was $106.8 million and $109.6 million, respectively. As of February 28, 2005 approximately $48.6 million and $58.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of November 30, 2005 approximately $51.4 million and $58.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2005 and November 30, 2005:

		February 28, 2005			November 30, 2005
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	6.7	$24,443	$13,486	$10,957	$35,645	$15,396	$20,249
Favorable Office Leases	6.4	689	179	510	689	259	430
Customer Lists	1.0	3,610	3,054	556	3,610	3,531	79
Non-Compete Agreements	1.3	5,738	5,681	57	5,738	5,708	30
Other	24.6	1,515	625	890	1,521	744	777

TOTAL		$35,995	$23,025	$12,970	$47,203	$25,638	$21,565

     Total amortization expense from definite-lived intangibles for the three–month periods ended November 30, 2004 and 2005 was $0.8 million and $1.0 million, respectively. Total amortization expense from definite-lived intangibles for the nine–month periods ended November 30, 2004 and 2005 was $2.9 million and $2.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2006	$3,637
2007	3,665
2008	3,560
2009	3,523
2010	3,162
Note 3. Significant Events
Dutch Auction Tender Offer and Related Financing Activities
     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $3.4 million.
     In connection with the Tender Offer, on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $398.3 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (the “Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used approximately $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005, approximately $10.6 million of cash proceeds from the notes transactions to pay debt issuance fees and approximately $1.1 million for interest and other.
     The Notes will mature on June 15, 2012. Interest on the Notes accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 9.7% at November 30, 2005). The applicable margin to LIBOR increases by 0.5% on each of June 15, 2006, December 15, 2006, and June 15, 2007. Interest payment dates are March 15, June 15, September 15 and December 15.
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
     On December 23, 2005, Emmis called for redemption $230 million aggregate outstanding principle amount of the Notes. See Note 9 for further discussion.
     In connection with the Tender Offer, on May 16, 2005, Emmis filed Articles of Correction with the Indiana Secretary of State to correct the anti-dilution adjustment provisions of its outstanding convertible preferred stock. The same day, Emmis also filed a related lawsuit in Indiana state court. On June 1, 2005, Emmis entered into settlement agreements with certain holders of its outstanding convertible preferred stock. The settlement resulted in the amendment of Emmis’ Second Amended and Restated Articles of Incorporation to change the terms of the Company’s outstanding convertible preferred stock so that (a) a special anti-dilution formula applied to the Company’s tender offer (completed on June 13, 2005) that reduced the conversion price of the convertible preferred stock proportionately based on the aggregate consideration paid in the tender offer; (b) a new customary anti-dilution adjustment provision would apply to all other tender and exchange offers triggering an adjustment based on the aggregate consideration paid in such tender or exchange offer, the Company’s overall market capitalization and the market value of the Company’s Class A common stock determined over a 10-day trading period ending on the date immediately preceding the first public announcement of Emmis’ intention to effect a tender or exchange offer and (c) the holders of Emmis’ convertible preferred stock were granted the right to require Emmis to redeem their shares on the first anniversary of a going private transaction in which Jeffrey H. Smulyan and his affiliates participate that is not otherwise a change of control under the terms of the convertible preferred stock. All other anti-dilution provisions remained unchanged. Each share of preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. At February 28, 2005, the conversion price was $39.06, which resulted in a conversion ratio of 1.28 shares of common stock per share of preferred stock. As a result of the application of the special anti-dilution adjustment in the June 2005 tender offer, the conversion price was adjusted from $39.06 to $30.10. Consequently, each share of preferred stock is convertible now into 1.66 shares of common stock.
Sale of television stations to Gray Television and LIN Television Corporation
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television for $186.0 million. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus regional satellite stations) to LIN Television Corporation (“LIN”) (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM) for $249.0 million and entered into a Local Programming and Marketing Agreement (LMA) with LIN for WBPG in Mobile, AL/Pensacola, FL. Emmis transferred to LIN all of the assets of WBPG except the FCC license, the WB affiliation agreement and a tower lease. LIN paid $9.0 million of the agreed-upon $12.0 million value of WBPG on November 30, 2005, with the remaining $3.0 million due upon the transfer of the remaining assets, which will terminate the LMA. Pursuant to the LMA, LIN began programming the station on November 30, 2005 and records all of the revenues and expenses of the station.
     Net proceeds of these transactions were approximately $441.6 million. The Company pledged $207.9 million for repayment of amounts outstanding under its senior credit facility and this cash has been reflected as restricted cash in the accompanying condensed consolidated balance sheet. The Company repaid the $207.9 million of senior credit facility debt in early December 2005. The remaining $233.7 million of cash has been invested in short-term, highly-liquid investments and is reflected as cash and cash equivalents in the accompanying condensed consolidated balance sheet. The Company has used the cash to repay outstanding debt obligations. See Note 9.
     On November 30, 2005, upon the closing of the sale of these television stations to Gray Television and LIN Television Corporation, Emmis accrued approximately $2.4 million of completion and performance bonuses due to the employees of these stations. This amount was included in the operating results of the stations in the quarter ended November 30, 2005 and was paid in December 2005.
Sale of television stations to Journal Communications
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications for $224.9 million of net proceeds. Emmis expects to record a gain on sale of approximately $86 million, net of tax, which will be reflected in discontinued operations in the quarter ending February 28, 2006. Emmis plans to use the proceeds to repay outstanding debt obligations, fund acquisitions, or other general corporate purposes. The FCC did not consent to the transfer of the FCC license for KMTV due to Journal’s existing radio station ownership in the Omaha market. Journal must divest of some of its radio holdings before the FCC will approve the transfer of KMTV’s FCC license from Emmis to Journal. On December 5, 2005, Emmis entered into a Local Programming and Marketing Agreement (LMA) with Journal for KMTV. Pursuant to the LMA, Journal began programming the station on December 5, 2005 and records all of the revenues and expenses of the station. Journal makes no monthly payments to Emmis under the LMA, but reimburses Emmis for substantially all of Emmis’ costs to operate the station. Journal paid a portion of the purchase price of KMTV on December 5, 2005 and will pay an additional $5 million on October 15, 2007 and an additional $5 million on October 15, 2008 if closing on KMTV has not occurred.
Other Television Division Dispositions
     On September 28, 2005, Emmis signed definitive agreements to sell four television stations (plus regional satellite stations) to SJL Broadcast Group and affiliates of The Blackstone Group (KOIN in Portland, OR; KHON in Honolulu, HI; KSNW in Wichita, KS and KSNT in Topeka, KS) for $259 million. Closing of the sales is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis expects the sales to close by January 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions, or for other general corporate purposes. Emmis expects to record a gain on sale of approximately $62 million, net of tax, which will be reflected in discontinued operations in the quarter ending February 28, 2006. After closing of the sale of these four stations, Emmis plans to make a special payment to television employees of approximately $15.1 million and to corporate employees (other than executive officers) of approximately $0.9 million. These charges are anticipated to be recorded in the quarter ending February 28, 2006, commensurate with the closing of the SJL/Blackstone transaction, as the special payments are conditioned on the closing (or commencement of an LMA) on thirteen of the original sixteen television stations and the closing of the SJL/Blackstone transaction satisfies that requirement. Emmis continues to explore the sale of the remaining three television stations and expects to effect such sales in the spring and summer of 2006.
WRDA-FM Disposition
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a Local Programming and Marketing Agreement (LMA) effective October 1, 2005. Radio One, Inc. makes no monthly payments to Emmis, but reimburses Emmis for substantially all of Emmis’ costs to operate the station. Closing of this sale is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis hopes to close this sale by February 28, 2006, the end of its current fiscal year, and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions, or for other general corporate purposes. Emmis expects to record a gain on sale of approximately $4 million, net of tax, which will be reflected in discontinued operations in the quarter in which the sale occurs.
Acquisition of Radio Network in Slovakia
     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. This acquisition allowed Emmis to expand its international portfolio on the European continent and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The Company has recorded $2.3 million of goodwill, none of which is deductible for income tax purposes. The operating results from March 10, 2005 through September 30, 2005 are included in the accompanying condensed consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$2,126	Less than one year
Other current assets	1,486	Less than one year

Broadcasting equipment	2,649	5 years

International broadcast license	9,787	94 months

Goodwill	2,300	Non-amortizing

Investment and other long-term assets	160	14 months

Less: current liabilities	(3,645)
Less: deferred tax liabilities	(2,300)

Total purchase price	$12,563

Acquisition of Radio Network in Bulgaria
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of approximately $3.2 million. This acquisition allowed Emmis to expand its international radio portfolio within

Emmis’ Euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.6 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). Thus, the first results that Emmis will consolidate into its financial statements will be the period from November 14 to December 31, 2005, which Emmis will consolidate into its quarter ending February 28, 2006. The preliminary purchase price allocation, which is included in Emmis’ condensed consolidated balance sheet as of November 30, 2005, is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$205	Less than one year
Other current assets	16	Less than one year

Broadcasting equipment	571	5 years

International broadcast license	3,434	87 months

Goodwill	600	Non-amortizing

Investment and other long-term assets	15

Less: current liabilities	(370)
Less: deferred tax liabilities	(600)
Less: minority interest	(648)

Total purchase price	$3,223

Note 4. Pro Forma Financial Information
     Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2004 and 2005, assuming the acquisition (and related net debt repayments associated with the Phoenix disposition) of (i) WLUP-FM in January 2005, (ii) D.EXPRES in Slovakia in March 2005, and (iii) Radio FM Plus in Bulgaria in November 2005 had occurred on the first day of the pro forma periods presented below.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
	(Pro Forma)		(Pro Forma)
Net revenues	$94,332	$100,918	$285,682	$305,049

Net income (loss) from continuing operations	$6,759	$2,494	$(62,041)	$11,119

Net income (loss) available to common shareholders from continuing operations	$4,513	$248	$(68,779)	$4,381

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$0.08	$0.01	$(1.23)	$0.10

Diluted	$0.08	$0.01	$(1.23)	$0.10

Weighted average shares outstanding:

Basic	56,214	36,879	56,042	44,700
Diluted	56,307	37,305	56,042	45,056
Nine-month period ended November 30, 2004 includes a $97.3 million loss on debt extinguishment related to debt refinancing activity.
Note 5. Comprehensive Income (Loss)
     Comprehensive income (loss) was comprised of the following for the three-month and nine-month periods ended November 30, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2004	2005	2004	2005
Net income (loss)	$19,805	$200,021	$(38,469)	$218,829
Translation adjustment	163	98	264	(2,348)

Total comprehensive income (loss)	$19,968	$200,119	$(38,205)	$216,481

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
     The Company’s segments operate primarily in the United States with one radio station located in Hungary, nine radio stations located in Belgium and a radio network in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of November 30,
	2004	2005	2004	2005	2004	2005
Hungary	$3,988	$3,900	$11,703	$13,402	$8,121	$6,023

Belgium	46	184	46	605	4,158	3,417

Slovakia	N/A	1,835	N/A	4,768	N/A	13,910

Bulgaria	N/A	N/A	N/A	N/A	N/A	4,621
     We sold our controlling interest in two radio stations in Argentina in May 2004. Results from operations for these two stations have been classified as discontinued operations in the nine-month period ended November 30, 2004.
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

Three Months Ended		Publishing
November 30, 2005	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$76,017	$24,500	$—	$100,517
Station operating expenses, excluding noncash compensation	42,433	19,849	—	62,282
Corporate expenses, excluding noncash compensation	—	—	5,790	5,790
Noncash compensation	869	228	1,570	2,667
Depreciation and amortization	2,448	180	1,646	4,274

Operating income (loss)	$30,267	$4,243	$(9,006)	$25,504

Assets — continuing operations	$1,094,189	$87,341	$488,064	$1,669,594
Assets — discontinued operations	13,066	—	427,368	440,434

Total Assets	$1,107,255	$87,341	$915,432	$2,110,028

Three Months Ended		Publishing
November 30, 2004	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$69,380	$20,816	$—	$90,196
Station operating expenses, excluding noncash compensation	38,027	16,955	—	54,982
Corporate expenses, excluding noncash compensation	—	—	7,318	7,318
Noncash compensation	1,226	534	1,308	3,068
Depreciation and amortization	2,067	216	1,641	3,924

Operating income (loss)	$28,060	$3,111	$(10,267)	$20,904

Assets — continuing operations	$954,442	$83,816	$73,034	$1,111,292
Assets — discontinued operations	160,232	—	1,023,666	1,183,898

Total Assets	$1,114,674	$83,816	$1,096,700	$2,295,190

Nine Months Ended		Publishing
November 30, 2005	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$237,500	$65,396	$—	$302,896
Station operating expenses, excluding noncash compensation	130,343	57,861	—	188,204
Corporate expenes, excluding noncash compensation	—	—	19,391	19,391
Noncash compensation	2,831	855	4,530	8,216
Depreciation and amortization	7,043	535	4,890	12,468

Operating income (loss)	$97,283	$6,145	$(28,811)	$74,617

Assets — continuing operations	$1,094,189	$87,341	$488,064	$1,669,594
Assets — discontinued operations	13,066	—	427,368	440,434

Total Assets	$1,107,255	$87,341	$915,432	$2,110,028

Nine Months Ended		Publishing
November 30, 2004	Radio	and Other	Corporate	Consolidated
		(Unaudited)
Net revenues	$213,290	$57,654	$—	$270,944
Station operating expenses, excluding noncash compensation	113,835	50,187	—	164,022
Corporate expenses, excluding noncash compensation	—	—	23,354	23,354
Noncash compensation	3,815	1,679	3,488	8,982
Depreciation and amortization	6,623	643	4,769	12,035

Operating income (loss)	$89,017	$5,145	$(31,611)	$62,551

Assets — continuing operations	$954,442	$83,816	$73,034	$1,111,292
Assets — discontinued operations	160,232	—	1,023,666	1,183,898

Total Assets	$1,114,674	$83,816	$1,096,700	$2,295,190

Note 7. Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis
     Included in long-term debt, net of current maturities, is $375 million of senior subordinated notes and $350 million of senior floating rate notes. Both notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 28, 2005, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). As of November 30, 2005, the Subsidiary Non-Guarantors also were non-guarantors of our senior floating rate notes and consisted of subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, Slovakia, Bulgaria and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.
     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only (issuer of the senior floating rate notes), Emmis Operating Company (EOC) Parent Company Only (issuer of the senior subordinated notes), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2005 and November 30, 2005 and for the three-month and nine-month periods ended November 30, 2004 and 2005. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of November 30, 2005
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$234,944	$4,001	$9,003	$(2,793)	$245,155
Restricted cash	—	207,889	—	—	—	207,889
Accounts receivable, net	—	—	67,971	12,195	—	80,166
Prepaid expenses	—	1,763	16,189	1,349	—	19,301
Other	—	889	2,492	435	—	3,816
Current assets — discontinued operations	—	—	63,485	—	—	63,485

Total current assets	—	445,485	154,138	22,982	(2,793)	619,812

Property and equipment, net	—	25,382	29,066	10,737	—	65,185
Intangible assets, net	—	—	849,087	162,558	—	1,011,645
Investment in affiliates	859,598	1,425,097	—	—	(2,284,695)	—
Other assets, net	8,012	38,574	3,688	1,657	(15,494)	36,437
Noncurrent assets — discontinued operations	—	—	376,949	—	—	376,949

Total assets	$867,610	$1,934,538	$1,412,928	$197,934	$(2,302,982)	$2,110,028

CURRENT LIABILITIES:
Accounts payable	$—	$7,516	$8,837	$17,145	$(9,795)	$23,703
Current maturities of other long-term debt	—	214,639	—	1,194	(372)	215,461
Accrued salaries and commissions	—	1,377	5,505	706	—	7,588
Accrued interest	7,295	3,220	—	—	—	10,515
Deferred revenue	—	—	12,753	—	—	12,753
Other	1,123	3,738	446	492	—	5,799
Current liabilities — discontinued operations	—	—	51,741	—	—	51,741

Total current liabilities	8,418	230,490	79,282	19,537	(10,167)	327,560

Long-term debt, net of current maturities	351,364	999,111	—	—	—	1,350,475
Other long-term debt, net of current maturities	—	—	25	12,636	(8,120)	4,541
Other noncurrent liabilities	—	2,075	—	22	—	2,097
Minority interest	—	—	—	49,738	—	49,738
Deferred income taxes	—	70,866	—	—	—	70,866
Noncurrent liabilities — discontinued operations	—	—	24,525	—	—	24,525

Total liabilities	359,782	1,302,542	103,832	81,933	(18,287)	1,829,802

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	369	859,598	—	—	(859,598)	369
Additional paid-in capital	659,214	—	—	4,393	(4,393)	659,214
Subsidiary investment	—	—	686,845	136,353	(823,198)	—
Retained earnings/(accumulated deficit)	(151,784)	(225,479)	622,251	(20,854)	(601,397)	(377,263)
Accumulated other comprehensive income (loss)	—	(2,123)	—	(3,891)	3,891	(2,123)

Total shareholders’ equity	507,828	631,996	1,309,096	116,001	(2,284,695)	280,226

Total liabilities and shareholders’ equity	$867,610	$1,934,538	$1,412,928	$197,934	$(2,302,982)	$2,110,028

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 28, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,688	$6,173	$6,193	$—	$16,054
Accounts receivable, net	—	—	56,218	7,135	—	63,353
Prepaid expenses	—	1,413	12,852	384	—	14,649
Other	—	1,966	2,814	1,868	—	6,648
Current assets — discontinued operations	—	—	63,754	—	—	63,754

Total current assets	—	7,067	141,811	15,580	—	164,458

Property and equipment, net	—	29,872	24,785	7,863	—	62,520
Intangible assets, net	—	—	849,736	150,541	—	1,000,277
Investment in affiliates	876,553	1,514,942	—	—	(2,391,495)	—
Deferred tax assets	32,138	49,072	—	—	—	81,210
Other assets, net	28	25,254	20,036	1,429	(18,774)	27,973
Noncurrent assets — discontinued operations	—	—	486,597	—	—	486,597

Total assets	$908,719	$1,626,207	$1,522,965	$175,413	$(2,410,269)	$1,823,035

CURRENT LIABILI TIES:
Accounts payable	$—	$6,858	$9,028	$12,192	$(8,230)	$19,848
Current maturities of long-term debt	—	6,750	—	2,954	(2,016)	7,688
Accrued salaries and commissions	—	3,862	5,802	580	—	10,244
Accrued interest	—	9,582	—	—	—	9,582
Deferred revenue	—	—	13,409	—	—	13,409
Other	1,123	2,362	1,828	383	—	5,696
Current liabilities — discontinued operations	—	—	49,474	—	—	49,474

Total current liabilities	1,123	29,414	79,541	16,109	(10,246)	115,941

Long-term debt, net of current maturities	1,245	1,172,563	—	—	—	1,173,808
Other long-term debt, net of current maturities	—	—	50	13,900	(8,528)	5,422
Other noncurrent liabilities	—	1,436	341	27	—	1,804
Minority interest	—	—	—	48,021	—	48,021
Noncurrent liabilities — discontinued operations	—	—	25,447	—	—	25,447

Total liabilities	2,368	1,203,413	105,379	78,057	(18,774)	1,370,443

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	564	876,553	—	—	(876,553)	564
Additional paid-in capital	1,041,128	—	—	4,393	(4,393)	1,041,128
Subsidiary investment	—	—	1,097,822	118,490	(1,216,312)	—
Retained earnings/(accumulated deficit)	(135,370)	(453,984)	319,764	(21,296)	(298,468)	(589,354)
Accumulated other comprehensive income (loss)	—	225	—	(4,231)	4,231	225

Total shareholders’ equity	906,351	422,794	1,417,586	97,356	(2,391,495)	452,592

Total liabilities and shareholders’ equity	$908,719	$1,626,207	$1,522,965	$175,413	$(2,410,269)	$1,823,035

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three–month Period Ended November 30, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$188	$86,709	$13,620	$—	$100,517
Operating expenses:
Station operating expenses, excluding noncash compensation	—	148	51,594	10,540	—	62,282
Corporate expenses, excluding noncash compensation	—	5,790	—	—	—	5,790
Noncash compensation	—	1,570	1,063	34	—	2,667
Depreciation and amortization	—	1,646	1,459	1,169	—	4,274

Total operating expenses	—	9,154	54,116	11,743	—	75,013

Operating income (loss)	—	(8,966)	32,593	1,877	—	25,504

Other income (expense)
Interest expense	(8,910)	(11,475)	(1)	(401)	300	(20,487)
Other income (expense), net	—	355	(532)	(141)	230	(88)

Total other income (expense)	(8,910)	(11,120)	(533)	(542)	530	(20,575)

Income (loss) before income taxes, minority interest and discontinued operations	(8,910)	(20,086)	32,060	1,335	530	4,929

Provision (benefit) for income taxes	(3,649)	4,553	—	399	—	1,303
Minority interest expense, net of tax	—	—	—	1,092	—	1,092

Income (loss) from continuing operations	(5,261)	(24,639)	32,060	(156)	530	2,534
Income (loss) from discontinued operations, net of tax	—	—	197,487	—	—	197,487
Equity in earnings (loss) of subsidiaries	—	229,921	—	—	(229,921)	—

Net income (loss)	(5,261)	205,282	229,547	(156)	(229,391)	200,021
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(7,507)	$205,282	$229,547	$(156)	$(229,391)	$197,775

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Nine–month Period Ended November 30, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$745	$260,946	$41,205	$—	$302,896
Operating expenses:
Station operating expenses, excluding noncash compensation	—	588	157,500	30,116	—	188,204
Corporate expenses, excluding noncash compensation	—	19,391	—	—	—	19,391
Noncash compensation	—	4,530	3,539	147	—	8,216
Depreciation and amortization	—	4,890	4,484	3,094	—	12,468

Total operating expenses	—	29,399	165,523	33,357	—	228,279

Operating income (loss)	—	(28,654)	95,423	7,848	—	74,617

Other income (expense)
Interest expense	(16,391)	(32,334)	(4)	(1,230)	886	(49,073)
Other income (expense), net	—	(152)	9	(1,545)	1,718	30

Total other income (expense)	(16,391)	(32,486)	5	(2,775)	2,604	(49,043)

Income (loss) before income taxes, minority interest and discontinued operations	(16,391)	(61,140)	95,428	5,073	2,604	25,574

Provision (benefit) for income taxes	(6,715)	15,888	—	1,120	—	10,293
Minority interest expense, net of tax	—	—	—	3,511	—	3,511

Income (loss) from continuing operations	(9,676)	(77,028)	95,428	442	2,604	11,770
Income (loss) from discontinued operations, net of tax	—	—	207,059	—	—	207,059
Equity in earnings (loss) of subsidiaries	—	305,533	—	—	(305,533)	—

Net income (loss)	(9,676)	228,505	302,487	442	(302,929)	218,829
Preferred dividends	6,738	—	—	—	—	6,738

Net income (loss) available to common shareholders	$(16,414)	$228,505	$302,487	$442	$(302,929)	$212,091

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended November 30, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$267	$79,156	$10,773	$—	$90,196
Operating expenses:
Station operating expenses, excluding noncash compensation	—	148	46,852	7,982	—	54,982
Corporate expenses, excluding noncash compensation	—	7,318	—	—	—	7,318
Noncash compensation	—	1,308	1,760	—	—	3,068
Depreciation and amortization	—	1,641	1,375	908	—	3,924

Total operating expenses	—	10,415	49,987	8,890	—	69,292

Operating income (loss)	—	(10,148)	29,169	1,883	—	20,904

Other income (expense)
Interest expense	(37)	(8,345)	(1)	(381)	295	(8,469)
Loss on debt extinguishment	—	—	—	—	—	—
Other income (expense), net	—	(469)	1,368	11	(392)	518

Total other income (expense)	(37)	(8,814)	1,367	(370)	(97)	(7,951)

Income (loss) before income taxes, minority interest and discontinued operations	(37)	(18,962)	30,536	1,513	(97)	12,953
Provision (benefit) for income taxes	(381)	5,463	—	996	—	6,078
Minority interest expense, net of tax	—	—	—	565	—	565

Income (loss) from continuing operations	344	(24,425)	30,536	(48)	(97)	6,310
Income (loss) from discontinued operations, net of tax	—	—	13,495	—	—	13,495
Equity in earnings (loss) of subsidiaries	—	43,886	—	—	(43,886)	—

Net income (loss)	344	19,461	44,031	(48)	(43,983)	19,805
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(1,902)	$19,461	$44,031	$(48)	$(43,983)	$17,559

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Nine-month Period Ended November 30, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$774	$238,541	$31,629	$—	$270,944
Operating expenses:
Station operating expenses, excluding noncash compensation	—	463	141,934	21,625	—	164,022
Corporate expenses, excluding noncash compensation	—	23,354	—	—	—	23,354
Noncash compensation	—	3,488	5,494	—	—	8,982
Depreciation and amortization	—	4,769	3,942	3,324	—	12,035

Total operating expenses	—	32,074	151,370	24,949	—	208,393

Operating income (loss)	—	(31,300)	87,171	6,680	—	62,551

Other income (expense)
Interest expense	(5,669)	(24,138)	(5)	(854)	544	(30,122)
Loss on debt extinguishment	(66,319)	(30,929)	—	—	—	(97,248)
Other income (expense), net	—	(505)	1,974	(269)	(328)	872

Total other income (expense)	(71,988)	(55,572)	1,969	(1,123)	216	(126,498)

Income (loss) before income taxes, minority interest and discontinued operations	(71,988)	(86,872)	89,140	5,557	216	(63,947)
Provision (benefit) for income taxes	(5,036)	1,940	—	2,401	—	(695)
Minority interest expense, net of tax	—	—	—	1,947	—	1,947

Income (loss) from continuing operations	(66,952)	(88,812)	89,140	1,209	216	(65,199)
Income (loss) from discontinued operations, net of tax	—	—	27,220	(490)	—	26,730
Equity in earnings (loss) of subsidiaries	—	117,295	—	—	(117,295)	—

Net income (loss)	(66,952)	28,483	116,360	719	(117,079)	(38,469)
Preferred stock dividends	6,738	—	—	—	—	6,738

Net income (loss) available to common shareholders	$(73,690)	$28,483	$116,360	$719	$(117,079)	$(45,207)

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine-month Period Ended November 30, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(9,676)	$228,505	$302,487	$442	$(302,929)	$218,829
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(207,059)	—	—	(207,059)
Depreciation and amortization	560	6,198	4,484	3,094	—	14,336
Accretion of interest on senior discount notes and amortization of related debt costs	122	—	—	—	—	122
Minority interest expense	—	—	—	3,511	—	3,511
Provision for bad debts	—	—	1,605	—	—	1,605
Provision (benefit) for deferred income taxes	(6,715)	15,849	—	1,120	—	10,254
Noncash compensation	—	4,530	3,539	147	—	8,216
Loss on debt extinguishment	—	—	—	—	—	—
Equity in earnings of subsidiaries	—	(305,533)	—	—	305,533	—
Other	—	(32)	84	911	(2,604)	(1,641)
Changes in assets and liabilities -
Accounts receivable	—	—	(13,449)	(2,729)	—	(16,178)
Prepaid expenses and other current assets	—	727	(2,575)	1,970	—	122
Other assets	—	4,109	1,726	(53)	(3,280)	2,502
Accounts payable and accrued liabilities	7,295	(5,912)	(488)	1,064	(1,565)	394
Deferred revenue	—	—	(656)	—	—	(656)
Other liabilities	—	2,054	(4,168)	(5,281)	2,052	(5,343)
Net cash provided from operating activities — discontinued operations	—	—	26,099	—	—	26,099

Net cash provided by (used in) operating activities	(8,414)	(49,505)	111,629	4,196	(2,793)	55,113

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(400)	(7,652)	(627)	—	(8,679)
Proceeds from sale of assets, net	—	—	—	—	—	—
Cash paid for acquisitions	—	—	—	(15,786)	—	(15,786)
Deposits and other	—	(746)	683	—	—	(63)
Net cash provided by investing activities — discontinued operations	—	—	435,131	—	—	435,131

Net cash provided by (used in) investing activities	—	(1,146)	428,162	(16,413)	—	410,603

FINANCING ACTIVITIES:
Payments on long-term debt	—	(114,563)	—	—	—	(114,563)
Proceeds from long-term debt	350,000	149,000	—	—	—	499,000
Cash placed in escrow for debt repayment	—	(207,889)	—	—	—	(207,889)
Purchases of the Company’s Class A Common Stock	(398,343)	—	—	—	—	(398,343)
Proceeds from exercise of stock options	3,763	—	—	—	—	3,763
Preferred stock dividends paid	(6,738)	—	—	—	—	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(1,289)	—	—	—	—	(1,289)
Intercompany, net	69,568	457,368	(541,963)	15,027	—	—
Debt related costs	(8,547)	(2,009)	—	—	—	(10,556)

Net cash provided by (used in) financing activities	8,414	281,907	(541,963)	15,027	—	(236,615)

DECREASE IN CASH AND CASH EQUIVALENTS	—	231,256	(2,172)	2,810	(2,793)	229,101

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,688	6,173	6,193	—	16,054

End of period	$—	$234,944	$4,001	$9,003	$(2,793)	$245,155

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine-month Period Ended November 30, 2004
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(66,952)	$28,483	$116,360	$719	$(117,079)	$(38,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(26,730)	—	—	(26,730)
Depreciation and amortization	—	6,413	3,943	3,324	—	13,680
Accretion of interest on senior discount notes and amortization of related debt costs	5,669	—	—	—	—	5,669
Minority interest expense	—	—	—	1,947	—	1,947
Provision for bad debts	—	—	1,688	—	—	1,688
Provision (benefit) for deferred income taxes	(5,036)	1,669	—	2,401	—	(966)
Noncash compensation	—	3,488	5,494	—	—	8,982
Loss on debt extinguishment	66,319	30,929	—	—	—	97,248
Equity in earnings of subsidiaries	—	(117,295)	—	—	117,295	—
Other	—	(2,041)	(33)	50	(216)	(2,240)
Changes in assets and liabilities -
Accounts receivable	—	—	(12,571)	(2,127)	—	(14,698)
Prepaid expenses and other current assets	—	1,379	333	938	—	2,650
Other assets	(45)	(7,089)	1,107	(9)	—	(6,036)
Accounts payable and accrued liabilities	—	(12,628)	(3,129)	4,909	—	(10,848)
Deferred revenue	—	—	(1,191)	—	—	(1,191)
Cash paid for T V programming rights	—	—	—	—	—	—
Other liabilities	—	1,143	1,490	(2,578)	—	55
Net cash provided from operating activities — discontinued operations	—	—	58,798	—	—	58,798

Net cash provided by (used in) operating activities	(45)	(65,549)	145,559	9,574	—	89,539

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,216)	(3,504)	(1,574)	—	(6,294)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from sale of stations, net	—	—	—	7,300	—	7,300
Deposits and other	—	(48)	—	—	—	(48)
Net cash used in investing activities — discontinued	—	—	(11,928)	—	—	(11,928)

Net cash provided by (used in) investing activities	—	(1,264)	(15,432)	5,726	—	(10,970)

FINANCING ACTIVITIES:
Payments on long-term debt	(227,708)	(1,135,322)	—	—	—	(1,363,030)
Proceeds from long-term debt	—	1,376,500	—	—	—	1,376,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,905)	—	—	—	(72,810)
Proceeds from exercise of stock options	2,095	—	—	—	—	2,095
Preferred stock dividends paid	(6,738)	—	—	—	—	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(740)	—	—	—	—	(740)
Intercompany, net	293,041	(151,918)	(131,002)	(10,121)	—	—
Debt related costs	—	(12,052)	—	—	—	(12,052)

Net cash provided by (used in) financing activities	45	64,303	(131,002)	(10,121)	—	(76,775)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,510)	(875)	5,179	—	1,794

CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$4,914	$8,157	$8,693	$—	$21,764

Note 8. Regulatory, Legal and Other Matters
     We continue to operate both KHON-TV and KGMB-TV under various temporary waivers to the FCC’s ownership rules. However, Emmis currently plans to sell these stations (see Note 1), eliminating the need for a permanent waiver.
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
Note 9. Subsequent Events
     On December 5, 2005, Emmis closed on its sale of three television stations to Journal Communications. See Note 3.
     On December 12, 2005, the Compensation Committee of Emmis’ Board of Directors approved the acceleration of the vesting of certain “out-of-the-money” unvested incentive and non-qualified stock options granted to employees and non-employee directors of the Company prior to July 1, 2004 with option exercise prices equal to or greater than $20.76 per share. This acceleration is effective as of December 12, 2005 and represents options exercisable for a total of approximately 840,000 shares of Emmis’ Class A and Class B common stock. All other terms and conditions applicable to outstanding stock option grants remain in effect. Approximately $5.6 million of expense that would have been recognized in our fiscal years ending February 28, 2007 and 2008 under Statement No. 123R will instead be a component of our Statement No. 123 pro forma footnote expense disclosure in the fiscal year ending February 28, 2006.
     On December 23, 2005, Emmis called for redemption $230 million aggregate outstanding principal amount of its Floating Rate Senior Notes due 2012. The Notes will be redeemed on a pro rata basis on January 23, 2006 at par, plus accrued and unpaid interest. In connection with the redemption, Emmis will write-off approximately $5.1 million of unamortized deferred debt costs. This write-off will be recorded as a loss on debt extinguishment in the quarter ending February 28, 2006.
     In December 2005, Emmis repaid an aggregate $387.9 million of amounts outstanding under its senior credit facility. Approximately $170.5 million was used to repay amounts outstanding under the credit facility’s revolving loan and $217.4 million was used to repay amounts outstanding under the credit facility’s term loan.

Since repayments under the term loan permanently reduce borrowing availability, Emmis will write-off approximately $1.1 million of unamortized deferred debt costs. This write-off will be recorded as a loss on debt extinguishment in the quarter ending February 28, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
•	general economic and business conditions;

•	fluctuations in the demand for advertising and demand for different types of advertising media;

•	our ability to service our outstanding debt;

•	increased competition in our markets and the broadcasting industry;

•	our ability to attract and secure programming, on-air talent, writers and photographers;

•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;

•	increases in the costs of programming, including on-air talent;

•	inability to grow through suitable acquisitions;

•	new or changing regulations of the Federal Communications Commission or other governmental agencies;

•	competition from new or different technologies;

•	war, terrorist acts or political instability; and

•	other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.
Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
     We own and operate radio, television and publishing properties located primarily in the United States. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1 to the accompanying condensed consolidated financial statements for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
     Our revenues vary throughout the year. As is typical in the broadcasting industry, our revenues and operating income are usually lowest in our fourth fiscal quarter. Our television division’s revenues (classified as discontinued operations) typically fluctuate from year to year due to political spending, which is the highest in our odd-numbered fiscal years.
     In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services, which can be used by the station in its business operations. These barter transactions are recorded at the estimated fair value of the product or service received. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. In addition, it is our general policy not to pre-empt advertising spots paid for in cash with advertising spots paid for in trade.
     The following table summarizes the sources of our revenues for the three and nine-month periods ended November 30, 2004 and 2005. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	% of Total	2005	% of Total	2004	% of Total	2005	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$61,838	68.6%	$64,553	64.2%	$172,218	63.6%	$197,970	65.4%
National	11,329	12.6%	19,416	19.3%	45,722	16.9%	53,538	17.7%
Political	523	0.6%	77	0.1%	987	0.4%	92	0.0%
Publication Sales	4,704	5.2%	4,447	4.4%	14,210	5.2%	13,622	4.5%
Non Traditional	7,082	7.9%	6,344	6.3%	24,372	9.0%	22,627	7.5%
Other	4,720	5.1%	5,680	5.7%	13,435	4.9%	15,047	4.9%

Total net revenues	$90,196		$100,517		$270,944		$302,896

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the nine-month period ended November 30, 2005, local and regional sales, excluding political revenues, represented approximately 83% and 57% of our advertising revenues for our radio and publishing divisions, respectively. In the nine-month period ended November 30, 2004, local and regional sales, excluding political revenues, represented approximately 83% and 59% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 62% of the total advertising net revenues. Automotive is the largest category for radio, representing approximately 12% of the radio segment’s advertising net revenues in the nine-month period ended November 30, 2005.
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

KNOWN TRENDS AND UNCERTAINTIES
     Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors: (1) lack of inventory and pricing discipline by radio operators, (2) a more focused newspaper advertising sales force that has slowed the market share gains radio was making vis-à-vis newspapers, (3) the emergence of new media, such as internet advertising and cable interconnects, which are gaining advertising share against radio and other traditional media, and (4) the perception of investors and advertisers that satellite radio and MP3 players diminish the effectiveness of radio advertising.
     The radio industry has begun several initiatives to address these issues. First, the radio industry has begun the rollout of high-definition (HD) radio. Music transmitted in HD sounds noticeably better than the current analogue broadcasts. Further, compression technology will enable radio operators to offer second and possibly third or fourth channels within each operator’s existing allotted bandwidth. This will essentially increase the number of radio stations available to listeners in each radio market and enable radio operators to offer a broader selection of free music choices. To make the rollout of HD radio more efficient, a consortium of broadcasters, representing a majority of the radio stations in nearly all of our markets, have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD receivers, particularly in automobiles. Second, the radio industry is reminding listeners of the relevance of radio through its “Radio: You Hear It Here First” promotional campaign. Artists, such as Madonna and the Rolling Stones, have recorded promotional advertisements that highlight the strengths of free, local radio and these advertisements are being aired on radio stations around the U.S. These industry efforts are in addition to the independent decisions of many radio operators to dramatically reduce the number of commercials aired per hour, which serves the dual purpose of creating a more enjoyable experience for listeners plus creating a more favorable pricing environment due to a reduction in the supply of commercials.
     Emmis is in the process of divesting of all of its television stations. The decision to sell its television stations stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that its television stations needed to be aligned with a company that was larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. By January 31, 2006, Emmis expects to have closed on thirteen of its sixteen television stations, receiving gross proceeds of approximately $927 million.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value, such as the Washington Nationals Major League Baseball franchise.
     In September 2005, we notified Major League Baseball (MLB) of the following: (1) that if we were successful in acquiring the franchise, the purchaser would be a newly formed limited partnership, with a newly formed subsidiary of Emmis as the sole general partner and with Jeffrey H. Smulyan designated as the control person pursuant to MLB requirements; (2) the limited partners would be mostly from the DC area, and (3) that Emmis’ total investment would be in the $100 million range and that any debt incurred or assumed by the partnership would be nonrecourse to Emmis. There can be no assurance that our bid will be accepted since there are other active bidders pursuing the franchise.
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
    Allocations for Purchased Assets
     We typically engage an independent appraisal firm to value assets acquired in a material acquisition. We use the appraisal report to help us allocate the purchase price of the acquisition among different categories of assets. To the extent that purchased assets are not allocated appropriately, depreciation and amortization expense could be materially different.
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
   Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $2.8 million and $2.7 million accrued for employee healthcare claims as of February 28, 2005 and November 30, 2005, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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

Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2005 Compared to November 30, 2004
Net revenue pro forma reconciliation:
     Since March 1, 2004, we have acquired a radio station in Chicago and radio networks in Slovakia and Bulgaria. The results of our television division, two radio stations sold in Argentina, three radio stations exchanged in Phoenix and our radio station being sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$69,380	$76,017	$6,637	9.6%	$213,290	$237,500	$24,210	11.4%
Publishing	20,816	24,500	3,684	17.7%	57,654	65,396	7,742	13.4%

Total	90,196	100,517	10,321	11.4%	270,944	302,896	31,952	11.8%

Plus: Net revenues from stations acquired
Radio	4,136	401			14,738	2,153
Publishing	—	—			—	—

Total	4,136	401			14,738	2,153

Pro forma net revenues
Radio	73,516	76,418	2,902	3.9%	228,028	239,653	11,625	5.1%
Publishing	20,816	24,500	3,684	17.7%	57,654	65,396	7,742	13.4%

Total	$94,332	$100,918	$6,586	7.0%	$285,682	$305,049	$19,367	6.8%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements.
Net revenues discussion:
     Radio net revenues increased principally as a result of our acquisitions of WLUP-FM in Chicago in January 2005 and a radio network in Slovakia in March 2005. On a pro forma basis (assuming WLUP-FM and the radio networks in Slovakia and Bulgaria had been purchased on March 1, 2004), radio net revenues for the quarter ended November 30, 2005 would have increased $2.9 million, or 3.9%, and radio net revenues would have increased $11.6 million, or 5.1% in the nine-month period ended November 30, 2005. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended November 30, 2005, on a pro forma basis, net revenues of our domestic radio stations were up 3.6%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up 3.1%, and for the nine-month period ended November 30, 2005, on a pro forma basis, net revenues of our domestic radio stations were up 4.1%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up only 2.3%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as consistent ratings, resulting, in part, from our commitment to reinvest in our properties, such as promotional spending, recruiting and retaining compelling on-air talent, and extensive research. The higher ratings allowed us to charge higher rates for the advertisements we sold. Our advertising inventory sellout percentage increased slightly year over year in the three-month period, but decreased slightly in the nine-month period.
     Publishing net revenues increased due to higher local and national advertising revenues, especially at our Texas Monthly and Los Angeles Magazine publications. Automotive and more specifically luxury automotives have been a very strong category for our city and regional magazines. Other strong categories include home furnishings and medical.
     On a consolidated basis, pro forma net revenues for the three-month and nine-month periods ended November 30, 2005 increased $6.6 million, or 7.0%, and $19.4 million, or 6.8%, respectively, due to the effect of the items described above.
Station operating expenses, excluding noncash compensation pro forma reconciliation:
     Since March 1, 2004, we have acquired a radio station in Chicago and radio networks in Slovakia and Bulgaria. The results of our television division, two radio stations sold in Argentina, three radio stations exchanged in Phoenix and our radio station being sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$38,027	$42,433	$4,406	11.6%	$113,835	$130,343	$16,508	14.5%
Publishing	16,955	19,849	2,894	17.1%	50,187	57,861	7,674	15.3%

Total	54,982	62,282	7,300	13.3%	164,022	188,204	24,182	14.7%

Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	3,228	310			9,523	1,985
Publishing	—	—			—	—

Total	3,228	310			9,523	1,985

Pro forma station operating expenses, excluding noncash compensation
Radio	41,255	42,743	1,488	3.6%	123,358	132,328	8,970	7.3%
Publishing	16,955	19,849	2,894	17.1%	50,187	57,861	7,674	15.3%

Total	$58,210	$62,592	$4,382	7.5%	$173,545	$190,189	$16,644	9.6%

     For further disclosure of segment results, see Note 6 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 4 to the accompanying condensed consolidated financial statements.
Station operating expenses, excluding noncash compensation discussion:
     Radio station operating expenses, excluding noncash compensation increased as a result of higher music licensing fees, higher sales-related costs and higher programming costs in our New York, Los Angeles and Chicago markets. The increase also relates to our acquisition of WLUP-FM in January 2005 and a radio network in Slovakia in March 2005, as well as an incremental $0.4 million and $1.0 million of cash compensation in the three-month and nine-month periods ended November 30, 2005, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     Publishing station operating expenses, excluding noncash compensation increased principally due to higher paper costs and start-up costs related to our new magazine in Los Angeles, Tu Ciudad. The increase also relates to the incremental $0.3 million and $0.8 million of cash compensation in the three-month and nine-month periods ended November 30, 2005, respectively, due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     On a consolidated basis, pro forma station operating expenses, excluding noncash compensation, for the three-month and nine-month periods ended November 30, 2005 increased $4.4 million, or 7.5%, and $16.6 million, or 9.6%, respectively, due to the effect of the items described above.

Noncash compensation expenses:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$1,226	$869	$(357)	(29.1)%	$3,815	$2,831	$(984)	(25.8)%
Publishing	534	228	(306)	(57.3)%	1,679	855	(824)	(49.1)%
Corporate	1,308	1,570	262	20.0%	3,488	4,530	1,042	29.9%

Total noncash compensation expense	$3,068	$2,667	$(401)	(13.1)%	$8,982	$8,216	$(766)	(8.5)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches of common stock in our 401(k) plans and common stock issued to employees pursuant to our stock compensation program. Effective January 1, 2005, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $180,000 per year. For calendar 2005, this change is expected to result in an estimated $7 million decrease in the Company’s noncash compensation expense and a corresponding increase in the Company’s cash operating expense. In all other respects, the 2005 stock compensation program remains comparable to the stock compensation programs in effect for each of the last two calendar years. Effective January 1, 2006, participation in our stock compensation program became entirely voluntary.
     As a result of the modifications to our stock compensation program, noncash compensation expense decreased approximately $0.8 million from $1.9 million in the three-month period ended November 30, 2004 to $1.1 million in the three-month period ended November 30, 2005, and decreased approximately $2.4 million from $5.5 million in the nine-month period ended November 30, 2004 to $3.1 million in the nine-month period ended November 30, 2005.
     On March 1, 2005, Emmis granted approximately 250,000 shares of restricted stock to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grant. Although Emmis does not expect to begin expensing stock options until at least March 1, 2006 (pursuant to Statement No. 123R), it will expense the value of these restricted stock grants over their applicable vesting period, which ranges from 2 to 3 years. The noncash compensation expense associated with this grant reflected in continuing operations was approximately $0.3 million and $1.0 million for the three-month and nine-month periods ended November 30, 2005.
Corporate expenses, excluding noncash compensation:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$7,318	$5,790	$(1,528)	(20.9)%	$23,354	$19,391	$(3,963)	(17.0)%
     The decrease is partially attributable to professional fees associated with our television digital spectrum initiative decreasing approximately $0.7 million and $3.6 million, respectively in the three-month and nine-month periods ended November 30, 2005, as compared to the same period of the prior year In addition, as a result of the divestiture of the Company’s television stations, programs budgeted for the quarter ended November 30, 2005 were either delayed or cancelled and some vacated positions were not filled.

Depreciation and amortization:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,067	$2,448	$381	18.4%	$6,623	$7,043	$420	6.3%
Publishing	216	180	(36)	(16.7)%	643	535	(108)	(16.8)%
Corporate	1,641	1,646	5	0.3%	4,769	4,890	121	2.5%

Total depreciation and amortization	$3,924	$4,274	$350	8.9%	$12,035	$12,468	$433	3.6%

     Substantially all of the increase in radio depreciation and amortization expense for the three month period ended November 30, 2005 is attributable to our Slovakia and WLUP acquisitions. The effect from these acquisitions in the nine-months ended November 30, 2005 is partially offset by certain definite lived intangibles at our radio stations in Austin, Texas becoming fully amortized in June 2005.
Operating income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$28,060	$30,267	$2,207	7.9%	$89,017	$97,283	$8,266	9.3%
Publishing	3,111	4,243	1,132	36.4%	5,145	6,145	1,000	19.4%
Corporate	(10,267)	(9,006)	1,261	(12.3)%	(31,611)	(28,811)	2,800	(8.9)%

Total operating income	$20,904	$25,504	$4,600	22.0%	$62,551	$74,617	$12,066	19.3%

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
     Publishing operating income increased due to an increase in sales at our city and regional magazines, partially offset by operating expenses associated with rising paper costs, start-up costs related to Tu Ciudad and increased cash compensation costs as discussed above.
     On a consolidated basis, operating income increased due to the changes in radio and publishing operating income coupled with lower corporate expenses, as discussed above.
Interest expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$8,469	$20,487	$12,018	141.9%	$30,122	$49,073	$18,951	62.9%
     Interest expense increased as a result of higher interest rates paid on the floating portion of our senior credit facility debt and the addition of approximately $400 million of indebtedness to finance our Dutch Auction Tender Offer in June 2005. Certain debt would be required to be repaid as a result of the disposition of the

Company’s television assets. The Company has allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$12,953	$4,929	$(8,024)	(61.9)%	$(63,947)	$25,574	$89,521	140.0%
     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.3 million in the nine-month period ended November 30, 2004, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt issuances redeemed. The decrease in the three months ended November 30, 2005 is attributable to higher interest expense, partially offset by higher operating income, as discussed above.
Minority interest expense, net of tax:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Minority interest expense, net of tax	$565	$1,092	$527	93.3%	$1,947	$3,511	$1,564	80.3%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%) and our radio station in Hungary (we own 59.5%). Beginning in our quarter ended August 31, 2005, we resumed recording minority interest expense related to our radio station in Hungary as the cumulative earnings of the station exceeded the amount of aggregate losses that the Company had previously recorded in excess of its investment.
Income from discontinued operations, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$13,495	$197,487	$183,992	1363.4%	$26,730	$207,059	$180,329	674.6%
     Our television division, three radio stations in Phoenix, one radio station in St. Louis and two radio stations in Buenos Aires, Argentina have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these stations and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements. Below is a summary of the components of discontinued operations.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2005	2004	2005
Income (loss) from operations:
Television	$20,249	$11,083	$40,049	$27,401
WRDA-FM	(250)	(157)	(1,162)	(693)
Phoenix radio stations	2,857	—	7,203	440
Votionis	—	—	(490)	—

Total	22,856	10,926	45,600	27,148
Less: Provision for income taxes	9,361	2,895	18,870	9,545

Income from operations, net of tax	13,495	8,031	26,730	17,603

Gain on sale of discontinued operations:
Television	—	321,154	—	321,154
Less: Provision for income taxes	—	131,698	—	131,698

Gain on sale of discontinued operations, net of tax	—	189,456	—	189,456

Income from discontinued operations, net of tax	$13,495	$197,487	$26,730	$207,059

     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television for $186.0 million. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus regional satellite stations) to Lin Television Corporation (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM) for $249.0 million. Emmis recorded a gain of $189.5 million, net of tax, related to these transactions, which is included in income from discontinued operations in the accompanying condensed consolidated statements of operations.
     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Although the extent of the property damage is estimated to be approximately $13 million, Emmis believes that it is insured (subject to applicable deductibles) for substantially all property losses resulting from Katrina and subsequent flooding as it maintained Federal flood insurance and private flood insurance. Since Emmis believes recovery of insurance proceeds under its relevant policies is probable, no adjustments to the carrying values of WVUE property were made as of November 30, 2005. Additionally, the Company recorded a $1.3 million reserve against WVUE accounts receivable due to the impact of the flooding on the local economy. The charge is reflected in the nine-month period ending November 30, 2005 in the preceding table. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt. The Company estimates that the negative revenue impact of the hurricane was approximately $4 million for its quarter ended November 30, 2005 and estimates an additional $3 million impact for its quarter ending February 28, 2006.

Net income (loss):

	Three Months Ended November 30,				Nine Months Ended November 30,
	2004	2005	$ Change	% Change	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss):	$19,805	$200,021	$180,216	910.0%	$(38,469)	$218,829	$257,298	668.8%
     The increase in net income in the nine-month period ended November 30, 2005 is primarily attributable to the gain on the sale of television properties discussed above and the prior year’s loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision (benefit) for income taxes.
     The Company has estimated its effective tax rate for continuing operations in fiscal 2006 to be approximately 49%. In the three months ended November 30, 2005, the Company’s effective tax rate reflects the benefit of certain SFAS No. 109 accrual to income tax return adjustments. Due to the nature of the items, these adjustments were recognized as discrete items in the quarter, as opposed to a component of the annual effective tax rate.
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
     At November 30, 2005, we had cash and cash equivalents of $453.0 million and net working capital of $292.3 million. At February 28, 2005, we had cash and cash equivalents of $16.1 million and net working capital of $48.5 million. The increase in net working capital primarily relates to the receipt of $441.6 million of net proceeds for the sale of substantially all of the assets of four television stations to LIN Television Corporation (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM), the entry into a LMA with LIN Television Corporation for WBPG in Mobile, AL/Pensacola, FL and the sale of substantially all of the assets of one television station to Gray Television (WSAZ in Huntington/Charleston). The Company pledged $207.9 million of cash for repayment of amounts outstanding under its senior credit facility and this cash has been reflected as restricted cash in the accompanying condensed consolidated balance sheet. The Company repaid the $207.9 million of senior credit facility debt in early December 2005 and an additional $180.0 million on December 23, 2005. Approximately $217.4 million was used to repay amounts outstanding under the credit facility’s term loan. Since repayments under the term loan permanently reduce borrowing availability, we will write-off approximately $1.1 million of unamortized deferred debt costs. This write-off will be recorded as a loss on debt extinguishment in the quarter ending February 28, 2006.
     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $3.4 million.

     In connection with the Tender Offer, on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $398.3 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (the “Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used approximately $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005, approximately $10.6 million of cash proceeds from the notes transactions to pay debt issuance fees and approximately $1.1 million for interest and other.
     The Notes will mature on June 15, 2012. Interest on the Notes accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 9.7% at November 30, 2005). The applicable margin to LIBOR increases by 0.5% on each of June 15, 2006, December 15, 2006, and June 15, 2007. Interest payment dates are March 15, June 15, September 15 and December 15.
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
     On December 23, 2005, Emmis called for redemption $230 million aggregate outstanding principal amount of the Notes. The Notes will be redeemed on a pro rata basis on January 23, 2006 at par, plus accrued and unpaid interest. In connection with the redemption, Emmis will write-off approximately $5.1 million of unamortized deferred debt costs. This write-off will be recorded as a loss on debt extinguishment in the quarter ending February 28, 2006.
     Emmis has entered into agreements with four companies to sell thirteen of its sixteen television stations. On August 19, 2005, Emmis signed definitive agreements to sell (A) five television stations (plus regional satellite stations) to LIN Television Corporation (WALA and WBPG in Mobile, AL/Pensacola, FL; WTHI in Terre Haute, IN; WLUK in Green Bay, WI; and KRQE in Albuquerque, NM) for $260 million, (B) three television stations to Journal Communications (WFTX in Ft. Myers FL; KMTV in Omaha, NE; and KGUN in Tucson, AZ) for $235 million, and (C) one television station (WSAZ in Huntington/Charleston, WV) to Gray Television for $186 million. On September 28, 2005, Emmis signed a definitive agreement to sell four television stations to (plus regional satellite stations) SJL Broadcast Group and affiliates of The Blackstone Group (KOIN in Portland, OR; KHON in Honolulu, HI; KSNW in Wichita, KS and KSNT in Topeka, KS) for $259 million. Emmis closed on the sale of its stations to LIN Television Corporation and Gray Television on November 30, 2005, as discussed earlier. Emmis closed on the sale of its stations to Journal Communications on December 5, 2005 and received net proceeds of $224.9 million. Emmis expects to record a gain on sale of approximately $86 million, net of tax, which will be reflected in discontinued operations in the quarter ending February 28, 2006. Closing of the sale to SJL Broadcast Group and affiliates of The Blackstone Group is expected to close by January 31, 2006. Emmis plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions, or for other general corporate purposes. Emmis expects to record a gain on sale of approximately $62 million, net of tax, which will be reflected in discontinued operations in the quarter ending February 28, 2006. After closing of the sale of the four television stations to SJL/Blackstone, Emmis plans to make a special payment to television employees of approximately $15.1 million and to corporate employees (other than executive officers) of approximately $0.9 million. These charges are anticipated to be recorded in the quarter ending February 28, 2006, commensurate with the closing of the SJL/Blackstone transaction, as the special payments are conditioned on the closing (or commencement of an LMA) on thirteen of the original sixteen television stations and the closing of the SJL/Blackstone transaction satisfies that requirement. Emmis continues to explore the sale of the remaining three television stations and expects to effect such sales in the spring and summer of 2006.
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a local management agreement (LMA) effective October 1, 2005. Radio One, Inc. makes no monthly payments to Emmis, but reimburses Emmis for substantially all of Emmis’ costs to operate the station. Closing of this sale is subject to customary conditions, including approval from the Federal Communications Commission and other regulatory agencies. Emmis hopes to close this sale by February 28, 2006, the end of its current fiscal year, and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions, or for other general corporate purposes. Emmis expects to record a gain on sale of approximately $4 million, net of tax, which will be reflected in discontinued operations in the quarter in which the sale occurs.
  Operating Activities
     Cash flows provided by operating activities were $55.1 million for the nine-month period ended November 30, 2005 compared to $89.5 million in the same period of the prior year. Excluding cash flows provided by discontinued operations, cash flows provided by operating activities for the nine-month period ended November 30, 2005 were similar to the same period in the prior year despite our increase in net revenues less station operating expenses and corporate expenses, primarily due to higher receivables, accrued bonus payments and interest expense. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
  Investing Activities
     Cash flows provided by investing activities were $410.6 million for the nine-month period ended November 30, 2005. Cash flows used in investing activities of $11.0 million in the same period of the prior year. In the nine-month period ended November 30, 2005, we sold four stations to LIN Television Corporation (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque,

NM), entered into a LMA with LIN Television Corporation for WBPG in Mobile, AL/Pensacola, FL and sold one station to Gray Television (WSAZ in Huntington/Charleston). We also purchased radio networks in Slovakia and Bulgaria. In the nine-month period ended November 30, 2004 we sold our interest in two radio stations in Buenos Aires, Argentina. Investment activities include capital expenditures and business acquisitions and dispositions.
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
     As discussed in Note 3 to the accompanying condensed consolidated financial statements, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of approximately $3.2 million. The acquisition was financed with cash on hand.
     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the nine-month periods ended November 30, 2004 and 2005, we had capital expenditures of $6.3 million and $8.7 million, respectively. We expect capital expenditures related to continuing operations to be approximately $13.8 million in the current fiscal year, compared to $10.6 million in fiscal 2005. The increase principally relates to an expansion of our offices in Chicago to accommodate WLUP-FM, which was acquired in January 2005, and equipment upgrades in connection with our rollout of HD radio. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and high-definition radio upgrade costs. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
     Cash provided by investing activities of our discontinued operations for the nine-month period ended November 30, 2005 primarily relates to $441.6 million of net proceeds received in connection with the television transactions discussed above partially offset by $5.8 million of capital spending and $0.7 million related to other investing activities.
  Financing Activities
     Cash flows used in financing activities were $236.6 million for the nine-month period ended November 30, 2005 compared to $76.8 million for the same period of the prior year. Cash flows used in financing activities in the nine-months ended November 30, 2005 relate to the pledging of $207.9 million of cash for repayment of amounts outstanding under its senior credit facility as well as cash used to fund the acquisition of two international radio stations, as discussed above in Investing Activities.
     For a discussion of our Dutch Auction Tender Offer and related financing activities completed in June 2005 see discussion above in “Liquidity and Capital Resources”.
     As of November 30, 2005, Emmis had $1,355.0 million of long-term corporate indebtedness outstanding under its credit facility ($624.1 million), senior subordinated notes ($375.0 million), senior discount notes ($1.3 million), senior floating rate notes ($350.0 million) and an additional $4.6 million of other indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2005, our weighted average borrowing rate under our credit facility was approximately 5.9% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes, senior discount notes and senior floating rate notes, was approximately 7.0%.
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
     At January 3, 2006, we had $176.4 million available under our credit facility, which is net of $3.1 million in outstanding letters of credit, with an additional $170.5 million available for permitted acquisitions and investments that are identified by December 2006 and closed by June 2007. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008.
Intangibles
     At November 30, 2005, approximately 61% of our total continuing assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
     We continue to operate both KHON-TV and KGMB-TV under various temporary waivers to the FCC’s ownership rules. However, Emmis currently plans to sell these stations (see Note 1 to the accompanying condensed consolidated financial statements), eliminating the need for a permanent waiver.
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
     On December 12, 2005, the Compensation Committee of Emmis’ Board of Directors approved the acceleration of the vesting of certain “out-of-the-money” unvested incentive and non-qualified stock options granted to employees and non-employee directors of the Company prior to July 1, 2004 with option exercise prices equal to or greater than $20.76 per share. This acceleration is effective as of December 12, 2005 and represents options exercisable for a total of approximately 840,000 shares of Emmis’ Class A and Class B common stock. All other terms and conditions applicable to outstanding stock option grants remain in effect. Approximately $5.6 million of expense that would have been recognized in our fiscal years ending February 28, 2007 and 2008 under Statement No. 123R will instead be a component of our Statement No. 123 pro forma footnote expense disclosure in the fiscal year ending February 28, 2006.
     The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.
Quantitative and Qualitative Disclosures About Market Risk
     As of February 28, 2005, approximately 68% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the issuance of senior floating rate notes in June 2005 and repayment of debt outstanding under our senior credit facility with proceeds from television asset sale proceeds, approximately 68% of the Company’s debt as of January 3, 2006 bears interest at variable rates. Based on amounts outstanding at January 3, 2006, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $8.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Discussion regarding these items is included in management’s discussion and analysis of financial condition and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”).
     Based upon the Controls Evaluation, our CEO and Interim CFO concluded that as of November 30, 2005, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
PART II — OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended through June 13, 2005, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended May 31, 2005.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

10.1	Asset Purchase Agreement, dated as of September 28, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television LLC and SJL Acquisition, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on September 30, 2005.

10.2	Stock Purchase Agreement, dated as of September 28, 2005, by and between Emmis Operating Company and SJL Acquisition, LLC, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on September 30, 2005.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 9, 2006	By: /s/ DAVID R. NEWCOMER
David R. Newcomer
Interim Chief Financial Officer