Form 10-Q/A
period 2005-08-31
EMMIS COMMUNICATIONS CORP
filed 2006-04-21
CIK 783005

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

Explanatory Note
          The sole purpose of this amendment to our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2005 is to restate our classification of our Series A Cumulative Convertible Preferred Stock as mezzanine, outside of permanent equity, on our balance sheet. The restatement has no impact on the statements of operations, the statements of cash flows, or any balance sheet items except for shareholders’ equity and mezzanine. The restatement also has no impact on the Company’s operations, including the compliance with covenants under its debt instruments, other agreements or regulatory requirements. As previously disclosed, the impact of the reclassification in the balance sheet was a reduction in shareholders’ equity by $143,750,000 and the reflection of that amount in mezzanine between liabilities and shareholders’ equity. For additional information, see our Current Report on Form 8-K, filed on April 19, 2006.

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

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		August 31,
		2005
	February 28,	(As Restated)
	2005	(See Note 3)
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,054	$26,777
Accounts receivable, net of allowance for doubtful accounts of $1,530 and $2,164, respectively	63,353	82,736
Prepaid expenses	14,713	16,923
Other	6,676	4,405
Current assets — discontinued operations	63,662	56,480

Total current assets	164,458	187,321

PROPERTY AND EQUIPMENT, NET	63,302	64,570
INTANGIBLE ASSETS (Note 2):
Indefinite-lived intangibles	893,491	893,491
Goodwill	106,808	106,681
Other intangibles, net	12,970	19,140

Total intangible assets	1,013,269	1,019,312

DEFERRED TAX ASSETS	65,228	58,734

OTHER ASSETS, NET	43,955	45,290

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	472,823	461,859

Total assets	$1,823,035	$1,837,086

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		August 31,
		2005
	February 28,	(As Restated)
	2005	(See Note 3)
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$19,909	$22,497
Current maturities of long-term debt	7,688	7,583
Accrued salaries and commissions	10,293	8,067
Accrued interest	9,582	16,375
Deferred revenue	13,453	13,796
Other	5,700	5,816
Current liabilities — discontinued operations	49,316	38,228

Total current liabilities	115,941	112,362

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,173,808	1,571,012

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,422	4,600

OTHER NONCURRENT LIABILITIES	1,811	1,944

MINORITY INTEREST	48,021	49,082

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	25,440	18,989

Total liabilities	1,370,443	1,757,989

COMMITMENTS AND CONTINGENCIES

Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at August 31, 2005	—	143,750

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 28, 2005	29	—
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 51,621,958 shares at February 28, 2005 and 31,954,296 shares at August 31, 2005	516	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,850,762 shares at February 28, 2005 and 4,879,784 shares at August 31, 2005	48	49
Additional paid-in capital	1,041,128	512,237
Accumulated deficit	(589,354)	(575,038)
Accumulated other comprehensive income (loss)	225	(2,221)

Total shareholders’ equity	452,592	(64,653)

Total liabilities and shareholders’ equity	$1,823,035	$1,837,086

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
     As a result of the redemption right given to the holders of the preferred stock, the Company has reclassified in the restated August 31, 2005 condensed consolidated balance sheets the liquidation preference of the preferred stock from equity to mezzanine. The restatement has no impact on the statements of operations, the statements of cash flows, or any balance sheet items except for shareholders’ equity and mezzanine. The restatement also has no impact on the Company’s operations, including the compliance with covenants under its debt instruments, other agreements or regulatory requirements. The impact of the restatement on the accompanying condensed consolidated balance sheet as of August 31, 2005 is to reduce shareholders’ equity by $143.8 million and to reflect that amount in mezzanine between liabilities and shareholders’ equity.
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

Emmis Communications Corporation
As of August 31, 2005
Condensed Consolidating Balance Sheet
(Unaudited)

	ECC Parent
	Company				Eliminations
	Only	EOC Parent		Subsidiary	and	Consolidated
	(As Restated)	Company	Subsidiary	Non-	Consolidating	(As Restated)
	(See Note 3)	Only	Guarantors	Guarantors	Entries	(See Note 3)
CURRENT ASSETS:
Cash and cash equivalents	$—	$14,253	$4,632	$9,175	$(1,283)	$26,777
Accounts receivable, net	—	—	70,615	12,121	—	82,736
Prepaid expenses	—	378	14,988	1,557	—	16,923
Other	—	1,348	2,580	477	—	4,405
Current assets — discontinued operations	—	—	56,480	—	—	56,480

Total current assets	—	15,979	149,295	23,330	(1,283)	187,321
Property and equipment, net	—	26,842	27,434	10,294	—	64,570
Intangible assets, net	—	—	862,254	157,058	—	1,019,312
Investment in affiliates	795,015	1,536,201	—	—	(2,331,216)	—
Deferred tax assets	61,217	(2,483)	—	—	—	58,734
Other assets, net	8,295	41,165	12,070	1,606	(17,846)	45,290
Noncurrent assets — discontinued operations	—	—	461,859	—	—	461,859

Total assets	$864,527	$1,617,704	$1,512,912	$192,288	$(2,350,345)	$1,837,086

CURRENT LIABILITIES:
Accounts payable	$—	$7,508	$7,690	$17,712	$(10,413)	$22,497
Current maturities of other long-term debt	—	6,750	—	1,205	(372)	7,583
Accrued salaries and commissions	—	1,030	6,476	561	—	8,067
Accrued interest	—	16,375	—	—	—	16,375
Deferred revenue	—	—	13,796	—	—	13,796
Other	1,123	2,834	963	896	—	5,816
Current liabilities — discontinued operations	—	—	38,228	—	—	38,228

Total current liabilities	1,123	34,497	67,153	20,374	(10,785)	112,362

Long-term debt, net of current maturities	351,325	1,219,687	—	—	—	1,571,012
Other long-term debt, net of current maturities	—	—	36	12,908	(8,344)	4,600
Other noncurrent liabilities	—	1,487	422	35	—	1,944
Minority Interest	—	—	—	49,082	—	49,082
Noncurrent liabilities — discontinued operations	—	—	18,989	—	—	18,989

Total liabilities	352,448	1,255,671	86,600	82,399	(19,129)	1,757,989

PREFERRED STOCK	143,750	—	—	—	—	143,750

SHAREHOLDERS’ EQUITY:
Common stock	369	795,015	—	—	(795,015)	369
Additional paid-in capital	512,237	—	—	4,393	(4,393)	512,237
Subsidiary investment	—	—	1,033,233	130,465	(1,163,698)	—
Retained earnings/(accumulated deficit)	(144,277)	(430,761)	393,079	(20,698)	(372,381)	(575,038)
Accumulated other comprehensive income (loss)	—	(2,221)	—	(4,271)	4,271	(2,221)

Total shareholders’ equity	368,329	362,033	1,426,312	109,889	(2,331,216)	(64,653)

Total liabilities and shareholders’ equity	$864,527	$1,617,704	$1,512,912	$192,288	$(2,350,345)	$1,837,086

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

EMMIS COMMUNICATIONS CORPORATION

Date: April 21, 2006	By: /s/ DAVID R. NEWCOMER
David R. Newcomer
Interim Chief Financial Officer