Form 10-Q/A
period 2005-11-30
EMMIS COMMUNICATIONS CORP
filed 2006-04-21
CIK 783005

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

Explanatory Note
          The sole purpose of this amendment to our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2005 is to restate our classification of our Series A Cumulative Convertible Preferred Stock as mezzanine, outside of permanent equity, on our balance sheet. The restatement has no impact on the statements of operations, the statements of cash flows, or any balance sheet items except for shareholders’ equity and mezzanine. The restatement also has no impact on the Company’s operations, including the compliance with covenants under its debt instruments, other agreements or regulatory requirements. As previously disclosed, the impact of the reclassification in the balance sheet was a reduction in shareholders’ equity by $143,750,000 and the reflection of that amount in mezzanine between liabilities and shareholders’ equity. For additional information, see our Current Report on Form 8-K, filed on April 19, 2006.

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

		November 30,
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

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		November 30,
		2005
	February 28,	(As Restated)
	2005	(See Note 3)
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$19,848	$23,703
Current maturities of long-term debt	7,688	215,461
Accrued salaries and commissions	10,244	7,588
Accrued interest	9,582	10,515
Deferred revenue	13,409	12,753
Other	5,696	5,799
Current liabilities — discontinued operations	49,474	51,741

Total current liabilities	115,941	327,560

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,173,808	1,350,475

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,422	4,541

OTHER NONCURRENT LIABILITIES	1,804	2,097

MINORITY INTEREST	48,021	49,738

DEFERRED TAX LIABILITIES	—	70,866

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	25,447	24,525

Total liabilities	1,370,443	1,829,802

COMMITMENTS AND CONTINGENCIES

Series A Cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at November 30, 2005	—	143,750

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation value; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares at February 28, 2005	29	—
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 51,621,958 shares at February 28, 2005 and 32,046,845 shares at November 30, 2005	516	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,850,762 shares at February 28, 2005 and 4,879,784 shares at November 30, 2005	48	49
Additional paid-in capital	1,041,128	515,493
Accumulated deficit	(589,354)	(377,263)
Accumulated other comprehensive income (loss)	225	(2,123)

Total shareholders’ equity	452,592	136,476

Total liabilities and shareholders’ equity	$1,823,035	$2,110,028

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
     As a result of the redemption right given to the holders of the preferred stock, the Company has reclassified in the restated November 30, 2005 condensed consolidated balance sheet the liquidation preference of the preferred stock from equity to mezzanine. The restatement has no impact on the statements of operations, the statements of cash flows, or any balance sheet items except for shareholders’ equity and mezzanine. The restatement also has no impact on the Company’s operations, including the compliance with covenants under tis debt instruments, other agreements or regulatory requirements. The impact of the restatement, on the accompanying condensed consolidated balance sheet as of November 30, 2005 is to reduce shareholders’ equity by $143.8 million and to reflect that amount in mezzanine between liabilities and shareholders’ equity.
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

Emmis Communications Corporation
As of November 30, 2005
Condensed Consolidating Balance Sheet
(Unaudited)

	ECC Parent
	Company				Eliminations
	Only	EOC Parent		Subsidiary	and	Consolidated
	(As Restated)	Company	Subsidiary	Non-	Consolidating	(As Restated)
	(See Note 3)	Only	Guarantors	Guarantors	Entries	(See Note 3)
CURRENT ASSETS:
Cash and cash equivalents	$—	$234,944	$4,001	$9,003	$(2,793)	$245,155
Restricted cash	—	207,889	—	—	—	207,889
Accounts receivable, net	—	—	67,971	12,195	—	80,166
Prepaid expenses	—	1,763	16,189	1,349	—	19,301
Other	—	889	2,492	435	—	3,816
Current assets — discontinued operations	—	—	63,485	—	—	63,485

Total current assets	—	445,485	154,138	22,982	(2,793)	619,812

Property and equipment, net	—	25,382	29,066	10,737	—	65,185
Intangible assets, net	—	—	849,087	162,558	—	1,011,645
Investment in affiliates	859,598	1,425,097	—	—	(2,284,695)	—
Other assets, net	8,012	38,574	3,688	1,657	(15,494)	36,437
Noncurrent assets — discontinued operations	—	—	376,949	—	—	376,949

Total assets	$867,610	$1,934,538	$1,412,928	$197,934	$(2,302,982)	$2,110,028

CURRENT LIABILITIES:
Accounts payable	$—	$7,516	$8,837	$17,145	$(9,795)	$23,703
Current maturities of other long-term debt	—	214,639	—	1,194	(372)	215,461
Accrued salaries and commissions	—	1,377	5,505	706	—	7,588
Accrued interest	7,295	3,220	—	—	—	10,515
Deferred revenue	—	—	12,753	—	—	12,753
Other	1,123	3,738	446	492	—	5,799
Current liabilities — discontinued operations	—	—	51,741	—	—	51,741

Total current liabilities	8,418	230,490	79,282	19,537	(10,167)	327,560

Long-term debt, net of current maturities	351,364	999,111	—	—	—	1,350,475
Other long-term debt, net of current maturities	—	—	25	12,636	(8,120)	4,541
Other noncurrent liabilities	—	2,075	—	22	—	2,097
Minority interest	—	—	—	49,738	—	49,738
Deferred income taxes	—	70,866	—	—	—	70,866
Noncurrent liabilities — discontinued operations	—	—	24,525	—	—	24,525

Total liabilities	359,782	1,302,542	103,832	81,933	(18,287)	1,829,802

PREFERRED STOCK	143,750	—	—	—	—	143,750

SHAREHOLDERS’ EQUITY:
Common stock	369	859,598	—	—	(859,598)	369
Additional paid-in capital	515,493	—	—	4,393	(4,393)	515,493
Subsidiary investment	—	—	686,845	136,353	(823,198)	—
Retained earnings/(accumulated deficit)	(151,784)	(225,479)	622,251	(20,854)	(601,397)	(377,263)
Accumulated other comprehensive income (loss)	—	(2,123)	—	(3,891)	3,891	(2,123)

Total shareholders’ equity	364,078	631,996	1,309,096	116,001	(2,284,695)	136,476

Total liabilities and shareholders’ equity	$867,610	$1,934,538	$1,412,928	$197,934	$(2,302,982)	$2,110,028

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