Form 10-K
period 2006-02-28
EMMIS COMMUNICATIONS CORP
filed 2006-05-12
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2006

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $746,501,000.
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 1, 2006, was:

32,255,572	Class A Common Shares, $.01 par value
4,929,881	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2006 Annual Meeting	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K

PART I
ITEM 1. BUSINESS.
GENERAL
     We are a diversified media company, principally focused on radio broadcasting. We operate the ninth largest publicly traded radio portfolio in the United States based on total listeners. We own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago. Additionally, we own and operate fifteen FM and two AM radio stations with strong positions in Phoenix, St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN, although we recently entered into an agreement to sell our remaining radio station in Phoenix.
     Our operational focus is on maintaining our leadership position in broadcasting by continuing to enhance the operating performance of our broadcast properties. We have created top performing radio stations that rank, in terms of primary demographic target audience share, among the top ten stations in the New York, Los Angeles and Chicago radio markets according to the Fall 2005 Arbitron Survey. We believe that this strong large-market radio presence and our diversity of station formats make us attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.
     In addition to our domestic radio properties, we operate an international radio business, publish several city and regional magazines and operate television stations that are held for sale. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Tu Ciudad, and Country Sampler and related magazines. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, a national radio network in Slovakia, have a 59.5% interest in a national radio station in Hungary and have a 66.5% interest in a national radio network in Bulgaria. We also own and operate three television stations in New Orleans, Honolulu and Orlando, respectively. The Company has previously announced that it intends to sell these television stations in the next three to twelve months and recently entered into an agreement to sell its television station in Orlando. As of February 28, 2006 the operations of these three television stations have been classified as discontinued operations. We also engage in various businesses ancillary to our broadcasting business, such as consulting, broadcast tower leasing and operating a news information radio network in Indiana.
BUSINESS STRATEGY
     We are committed to maintaining our leadership position in radio broadcasting, enhancing the performance of our radio and publishing properties, and distinguishing ourselves through the quality of our operations. Our strategy is focused on the following operating principles:
Develop Innovative Local Programming. We believe that knowledge of local markets and innovative programming developed to target specific demographic groups are the most important determinants of individual radio station success. We conduct extensive market research to identify underserved segments of our markets and to ensure that we are meeting the needs of our target audience. Utilizing the research results, we concentrate on providing a focused programming format carefully tailored to the demographics of our markets and our audiences’ preferences. As we look to invest in our core properties, we will continue to emphasize the development of innovative local programming. Our sales efforts focus on maximizing our net revenues from local advertising. Historically, local advertising revenues have been a more stable revenue source for the broadcast industry, and we believe local sales will continue to be less susceptible to economic swings than national sales.
Deliver Results to Advertisers. We seek to become marketing partners with our advertisers by offering innovative solutions for reaching and connecting with consumers. We realize that the ultimate success of our business depends on our ability to deliver results for our advertisers. Radio broadcasting is a highly-targeted advertising medium and we are able to deliver niche audiences for advertisers in a cost efficient manner. Where applicable, we offer integrated marketing solutions to our advertisers that combine traditional on-air commercials with title sponsorship of concerts or events on our stations’ websites. We will continue to explore and invest in new, effective means of delivering results for our advertisers.
Pursue Strategic Acquisitions. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We have been successful in acquiring these types of media properties and improving their ratings, revenues and cash flow with our marketing focus and innovative programming expertise. We find underdeveloped properties particularly attractive because they offer greater potential for revenue and cash flow growth than mature properties through the application of our operational experience. We intend to continue to evaluate potential acquisitions of radio stations and publishing properties. We also intend to explore acquisitions of other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
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

RADIO STATIONS
     In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue and ranking figures are from BIA’s Investing in Radio 2005 (4th Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the Fall 2005 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY	STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC	AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET	SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	1t	3.5
KZLA-FM		Country	25-54	22t	1.7

New York, NY	2
WRKS-FM		Classic Soul/Today’s R&B	25-54	3	4.5
WQHT-FM		Hip-Hop	18-34	1	4.3
WQCD-FM		Smooth Jazz	25-54	14t	3.1

Chicago, IL	3
WLUP-FM		Classic Rock	25-54	13	2.0
WKQX-FM		Alternative Rock	18-34	6t	1.9

Phoenix, AZ	14
KKFR-FM		Hip-Hop	18-34	3	3.6

St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	1	4.3
KSHE-FM		Album Oriented Rock	25-54	3	4.1
KIHT-FM		Classic Hits	25-54	6t	2.9
KFTK-FM		Talk	25-54	12	2.8

Indianapolis, IN	32
WIBC-AM		News/Talk/Sports	35-64	3	7.2
WYXB-FM		Soft Adult Contemporary	25-54	6t	5.3
WLHK-FM		Country	25-54	8	4.7
WNOU-FM		Contemporary Hit Radio	18-34	4t	3.7

Austin, TX	37
KLBJ-AM		News/Talk	25-54	5	5.4
KDHT-FM		Hip-Hop	18-34	1	4.5
KBPA-FM		Adult Hits	25-54	2	4.2
KLBJ-FM		Album Oriented Rock	25-54	7t	3.1
KGSR-FM		Adult Album Alternative	25-54	7t	3.0
KROX-FM		Alternative Rock	18-34	11	2.4

Terre Haute, IN	233
WTHI-FM		Country	25-54	1	22.9
WWVR-FM		Classic Rock	25-54	3	10.1
In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, a national radio network in Slovakia, have a 59.5% interest in a national top-ranked radio station in Hungary and have a 66.5% interest in a national radio network in Bulgaria. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.
     TELEVISION STATIONS
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. As of February 28, 2006, the Company has sold thirteen of its sixteen television stations including two stations that are being operated pursuant to local programming and marketing agreements while we await FCC approval of the sales. The following discussion relates to the three remaining television stations, which are classified as discontinued operations in the accompanying financial statements. In May 2006, Emmis entered into an agreement to sell WKCF-TV in Orlando.
     In the following table, “DMA Rank” is estimated by the Nielsen Media Research, Inc. (“Nielsen”) as of January 2006. Rankings are based on the relative size of a station’s market among the 210 generally recognized Designated Market Areas (“DMAs”), as defined by Nielsen. “Number of Stations in Market” represents the number of television stations (“Reportable Stations”) designated by Nielsen as “local” to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. time period. “Station Rank” reflects the station’s rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

				NUMBER OF		STATION
TELEVISION	METROPOLITAN	DMA	AFFILIATION/	STATIONS	STATION	AUDIENCE	AFFILIATION
STATION	AREA SERVED	RANK	CHANNEL	IN MARKET(1)	RANK(1)	SHARE(1)	EXPIRATION
WKCF-TV	Orlando, FL	20	WB/18	13	5	5	December 31, 2009 (2)
WVUE-TV	New Orleans, LA	43	Fox/8	8	3	8	March 5, 2006 (3)
KGMB-TV	Honolulu, HI	72	CBS/9	8	3t	10	September 18, 2006

(1)	Number of stations in market, station rank and station audience share for WKCF-TV and KGMB-TV are as of February 2006, the most recent period reported by Nielsen for these markets. Data reported for WVUE-TV is as of May 2005 as Nielsen has not issued any ratings information for the New Orleans market since Hurricane Katrina in August 2005.

(2)	On January 24, 2006, Warner Bros. Entertainment announced that the WB network will cease operations in September 2006. On the same day, Warner Bros. Entertainment and CBS Corporation announced that they will launch a new network, The CW Television Network, which is expected to commence operations in September 2006. WKCF-TV has been named the CW affiliate in the Orlando market.

(3)	We are currently in negotiations to extend or renew this affiliation agreement and expect the extension or renewal to be on terms that are reasonably acceptable to us.
     Emmis also owns and operates two satellite stations that primarily re-broadcast the signal of KGMB-TV. A local station and its satellite stations are considered one station for FCC and multiple ownership purposes, provided that the stations are in the same market.
     WKCF-TV and KGMB-TV are affiliated with WB and CBS (each, together with the CW and Fox, a “Network”), respectively, pursuant to a written network affiliation agreement. WKCF-TV will be affiliated with the CW Network when the CW commences operations in the fall. WVUE-TV is currently in negotiations with the Fox Network regarding an extension of their affiliation agreement which expired on March 5, 2006. Each affiliation agreement provides the affiliated television station with the right to rebroadcast all programs transmitted by the Network with which the television station is affiliated. In return, the Network has the right to sell a substantial portion of the advertising time during such broadcasts. Emmis does not receive any network compensation payments for any of its remaining television stations.

PUBLISHING OPERATIONS
     We publish the following magazines through our publishing division:

	Monthly
	Paid
	Circulation(a)
Regional Magazines:
Texas Monthly	310,000
Los Angeles	153,000
Atlanta	70,000
Indianapolis Monthly	47,000
Cincinnati Magazine	34,000
Tu Ciudad	—	(b)

Specialty Magazines (c):
Country Sampler	302,000
Country Sampler Decorating Ideas	101,000
Country Marketplace	118,000
Country Business	27,000

(a)	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations

(b)	Tu Ciudad launched in June 2005 and has minimal paid circulation

(c)	Our specialty magazines are circulated bimonthly
INTERNET AND NEW TECHNOLOGIES
     We believe that the development and explosive growth of the Internet present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our stations and magazines. For that reason, we have individuals at many of our properties dedicated to website maintenance and generating revenues from the properties’ websites and we expect to further explore expansion of Internet opportunities.
COMMUNITY INVOLVEMENT
     We believe that to be successful, we must be integrally involved in the communities we serve. To that end, each of our stations participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, Give2Asia, The March of Dimes, American Cancer Society, Riley Children’s Hospital, The Salvation Army and research foundations seeking cures for ALS, cystic fibrosis, leukemia and AIDS and helping to fight drug abuse. In addition to our planned activities, our stations and magazines take leadership roles in community responses to natural disasters, such as commercial-free news broadcasts covering Hurricane Katrina and special fundraisers for victims of Hurricane Katrina and the tsunami disaster. The National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was only the second broadcaster to receive this prestigious honor.
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

COMPETITION
     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Chicago). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the FCC permit certain joint ownership and joint operation of local stations. Those stations taking advantage of these joint arrangements (including our New York, Los Angeles, Chicago, St. Louis, Indianapolis, Austin and Terre Haute clusters) may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
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
     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, the Internet, MP3 players, satellite radio, satellite television, audio tapes and compact discs. We believe that radio’s portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio industry.
ADVERTISING SALES
     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2006, approximately 21% of our total advertising revenues were derived from national sales and 79% were derived from local and regional sales. For the year ended February 28, 2006, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (83%) than our publishing entities (59%).
EMPLOYEES
     As of February 28, 2006 Emmis had approximately 1,500 full-time employees and approximately 440 part-time employees. We have approximately 200 employees at various radio and television stations represented by unions. We consider relations with our employees to be good.
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

FEDERAL REGULATION OF BROADCASTING
     Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended [in part by the Telecommunications Act of 1996 (the “1996 Act”)] (the “Communications Act”). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.
     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act as well as FCC rules, public notices and rulings for further information concerning the nature and extent of federal regulation of radio stations. Other legislation has been introduced from time to time which would amend the Communications Act in various respects, and the FCC from time to time considers new regulations or amendments to its existing regulations. We cannot predict whether any such legislation will be enacted or whether new or amended FCC regulations will be adopted or what their effect would be on Emmis.

     LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. Our licenses currently have the following expiration dates, until renewed1:
Continuing operations:

WIBC(AM) (Indianapolis)	August 1, 2004	Renewal application pending
WLHK(FM) (Indianapolis)	August 1, 2004	Renewal application pending
WNOU(FM) (Indianapolis)	August 1, 2004	Renewal application pending
WTHI(FM) (Terre Haute)	August 1, 2004	Renewal application pending
WWVR(FM) (Terre Haute)	August 1, 2004	Renewal application pending
WYXB(FM) (Indianapolis)	August 1, 2004	Renewal application pending
WKQX(FM) (Chicago)	December 1, 2004	Renewal application pending
KFTK(FM) (St. Louis)	February 1, 2013
KPNT(FM) (St. Louis)	February 1, 2005	Renewal application pending
KSHE(FM) (St. Louis)	February 1, 2013
KBPA(FM) (Austin)	August 1, 2013
KDHT(FM) (Austin)	August 1, 2013
KGSR(FM) (Austin)	August 1, 2013
KLBJ(AM) (Austin)	August 1, 2013
KLBJ(FM) (Austin)	August 1, 2013
KROX(FM) (Austin)	August 1, 2013
KPWR(FM) (Los Angeles)	December 1, 2013
KZLA(FM) (Los Angeles)	December 1, 2013
WQCD(FM) (New York)	June 1, 2006	Renewal application pending
WQHT(FM) (New York)	June 1, 2006	Renewal application pending
WRKS(FM) (New York)	June 1, 2006	Renewal application pending
WLUP(FM) (Chicago)	December 1, 2012
KIHT(FM) (St. Louis)	February 1, 2013

Discontinued operations:
WKCF(TV) (Orlando)	February 1, 2013
WBPG(TV) (Mobile)	April 1, 2005	Renewal application pending
WVUE(TV) (New Orleans)	June 1, 2013
KMTV(TV) (Omaha)	June 1, 2006	Renewal application pending
KGMB(TV) (Honolulu)	February 1, 2007
KGMD(TV) (Hawaii)	February 1, 2007
KGMV(TV) (Maui)	February 1, 2007
KKFR(FM) (Phoenix)	October 1, 2013

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

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
     On June 2, 2003, the FCC adopted its most recent broadcast ownership review decision, in which it modified several of its regulations governing the ownership of radio stations in local markets. On June 24, 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the Commission’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. As a result, the restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand, possible legislative intervention and/or further judicial review. The discussion below reviews the changes contemplated in the FCC’s 2003 decision and the Third Circuit’s response to the revised ownership regulations that the Commission adopted.
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
     The FCC has also adopted rules with respect to so-called local marketing agreements, or “LMAs”, by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time on another radio station in the same market pursuant to an LMA is generally required to count the LMA station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming under an LMA to another radio station in the market if we could not acquire that station under the local radio ownership rule.
     Although the FCC’s June 2, 2003 decision did not change the numerical caps under the local radio rule, the Commission adjusted the rule by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. Further, the agency determined that in addition to LMAs, radio station Joint Sales Agreements (“JSAs”) would be attributable under the local ownership rule where the brokering party sells more than 15% of the brokered station’s advertising time per week and owns or has an attributable interest in another station in the same market. The Third Circuit upheld each of these changes to the local radio rule. In response to a rehearing request from the Commission, the court lifted its stay with respect to these modifications, allowing them to go into effect. However, the court questioned the FCC’s decision to maintain the pre-existing numerical caps listed above, and remanded them to the agency for further consideration.
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
     Under existing FCC policy, in the case of corporations having a “single majority shareholder”, the interests of minority shareholders are generally not deemed attributable. Inasmuch as Jeffrey H. Smulyan’s voting interest in the Company currently exceeds 50%, this exemption appears to apply to the Company. The exemption may, however, be eliminated by the FCC. If the exemption if eliminated, or if Mr. Smulyan’s voting interest falls to or below 50%, then the interests of any minority shareholders that meet or exceed the thresholds described above will become attributable and will be combined with the Company’s interests for purposes of determining compliance with FCC ownership rules.
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
     Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of “short-term” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.
     ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The Commission has adopted rules implementing a new low power FM (“LPFM”) service. The FCC has begun accepting applications for LPFM stations and has granted some of those applications. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.
     The FCC also has authorized two companies to launch and operate satellite digital audio radio service (“SDARS”) systems. Both companies—Sirius Satellite Radio, Inc. and XM Radio—are now providing nationwide service. In addition, Sirius and XM recently have launched channels providing local traffic and weather information in major cities. Broadcasters have objected to these local services, contending that the provision of local programming conflicts with the FCC’s intent to license satellite radio solely as a national service. XM and Sirius contend, in response, that the services are not in contravention of their FCC authorizations because the channels offering local information are being offered nationwide, not on a local basis. We cannot predict the impact of SDARS on our radio stations’ listenership.
     In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March of 2005, the FCC announced that pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. DAB operation by AM stations is currently prohibited during nighttime hours pending further testing relating to interference.

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
GEOGRAPHIC FINANCIAL INFORMATION
     The Company’s segments operate primarily in the United States with one national radio station located in Hungary, a network of radio stations located in Belgium and national radio networks in Slovakia and Bulgaria. The following tables summarize relevant financial information by geographic area. Net revenues related to discontinued operations are excluded for all periods presented.

	2004	2005	2006
Net Revenues:
Domestic	$314,996	$334,354	$359,886
International	11,622	17,466	27,495

Total	$326,618	$351,820	$387,381

	2004	2005	2006
Noncurrent Assets:
Domestic	$2,116,536	$1,645,766	$1,231,071
International	17,220	12,811	26,424

Total	$2,133,756	$1,658,577	$1,257,495

ITEM 1A. RISK FACTORS.
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
     We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy would likely have an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market such as Los Angeles or New York, in which we own and operate sizeable stations, could have a significant effect on us.
     Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.
We may lose audience share and advertising revenue to competing radio stations or other types of media competitors.
     We operate in highly competitive industries. Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, as well as with other media. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Any adverse change in a particular market, or adverse change in the relative market positions of the stations located in a particular market, could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenue in the face of such competition.
     In addition, from time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could also have an adverse effect on our business and financial performance.
     Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.
We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.
     The radio broadcasting industries are subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:
-	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

-	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

-	MP3 players and other personal audio systems that create new ways for individuals to listen to music and other content of their own choosing;

-	in-band on-channel digital radio (i.e., HD digital radio), which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

-	low-power FM radio, which could result in additional FM radio broadcast outlets; and
     We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industries or on our financial condition and results of operations. We also cannot ensure that our investments in HD digital radio and other technologies will produce the desired returns.
Our substantial indebtedness could adversely affect our financial health.
     We have a significant amount of indebtedness. At February 28, 2006, our total indebtedness was approximately $797.1 million, and our shareholders’ equity was approximately $271.7 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
     For example, after the September 11, 2001 terrorist attacks, we decided that the public interest would be best served by the presentation of continuous commercial-free coverage of the unfolding events on our stations. This temporary policy had a material adverse effect on our advertising revenues and operating results for the month of September 2001. Future events like those of September 11, 2001 may cause us to adopt similar policies, which could have a material adverse effect on our advertising revenues and operating results.
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
We may not be able to complete the disposition of our remaining three television stations
     In May 2005, we announced that we had engaged advisors to assist us in evaluating strategic alternatives for our television assets. As of February 28, 2006, we have sold thirteen of our original sixteen television stations, including two stations being operated under local programming and marketing agreements pending FCC approval of the sales. On May 5, 2006 we entered into an agreement to sell WKCF-TV in Orlando. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. We have not sold WVUE-TV in New Orleans, LA and KGMB-TV (plus its satellites) in Honolulu, HI. We remain committed to selling these television stations, but we cannot guarantee that we will find a buyer willing to pay an acceptable price.
     Additionally, WVUE was adversely affected by Hurricane Katrina in August 2005, which caused significant damage to the New Orleans area and our facilities at WVUE. This has complicated the sales process for the station.
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
     We intend to selectively pursue acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value, when appropriate, in order to grow. To be successful with this strategy, we must be effective at quickly evaluating markets, obtaining financing on satisfactory terms and obtaining the necessary regulatory approvals, sometimes including, as discussed below, approvals of the FCC and the Department of Justice. We also must accomplish these tasks at reasonable costs. The radio industry in particular has rapidly consolidated. In general, we compete with many other buyers for radio stations as well as publishing properties. These other buyers may be larger and have more resources. We cannot predict whether we will be successful in buying stations or publishing properties, or whether we will be successful with any station or publishing property we acquire. Our strategy is generally to buy underperforming properties and use our experience to improve their performance. Thus, the benefits resulting from the properties we buy may not manifest themselves immediately, and we may need to pay large initial costs for these improvements.
If we are not able to obtain regulatory approval for future acquisitions, our growth may be impaired.
     Although part of our growth strategy is the acquisition of additional radio stations, we may not be able to complete all the acquisitions that we agree to make. Station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. Also, the FCC sometimes undertakes review of transactions to determine whether they would result in excessive concentration, even where the transaction complies with the numerical ownership limits. Specifically, the staff has had a policy of “flagging” for closer scrutiny the anticompetitive impact of any transactions that will put one owner in a position to earn 50% or more of the market’s radio advertising revenues or will result in the two largest owners receiving 70% or more of those revenues. While the FCC has noted “flagging” in public notices in the past, current transactions may be “flagged” internally by the FCC without public notice. As discussed below, the FCC’s new rules with respect to media ownership are under court review. We cannot predict how the FCC’s approval process will change based on the outcome of the FCC’s media ownership proceeding or whether such changes would adversely impact us.
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
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” that requires companies to cease amortizing goodwill and certain other indefinite-lived intangible assets, including broadcast licenses. Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and will be measured for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” After initial adoption, any impairment losses under SFAS 142 or 144 will be recorded as operating expenses. In connection with the adoption of SFAS 142 effective March 1, 2002, we recorded an impairment loss of $148.6 million, net of tax, related to our television division that is reflected in loss from discontinued operations and an impairment loss of $18.8 million related to radio stations and a publishing entity that is reflected as the cumulative effect of an accounting change. The adoption of this accounting standard reduced our amortization of goodwill and intangibles by approximately $54.6 million in the year ended February 28, 2003. We also incurred a $12.4 million impairment loss related to our television division in the fiscal year ended February 29, 2004 as a result of our annual SFAS 142 review. This loss is reflected as a loss from discontinued operations in the accompanying consolidated income statements. Although we did not recognize any impairment losses in the year ended February 28, 2005, we incurred a $37.4 million impairment in the fiscal year ended February 28, 2006 ($31.4 million relating to our radio assets and $6.0 million related to our publishing assets) related to SFAS 142. Our future impairment reviews could result in additional write-downs.
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with investors’.
     As of April 30, 2006, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 67% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
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
     Recently, the FCC has begun more vigorous enforcement of its indecency rules against the broadcasting industry as a whole. Two Congressional committees have recently conducted hearings relating to indecency. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would automatically subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for future “serious indecency violations.” The FCC has found on a number of occasions recently that the content of radio broadcasts has contained indecent material. The FCC issued fines to the offending licensees. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.
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

     The Communications Act provides that the FCC must renew a broadcast license if (i) the station involved has served the “public interest, convenience and necessity” and (ii) there have been no “serious violations” of the Act or FCC rules, and no “other violations” of the Act or rules which “taken together, would constitute a pattern of abuse.” If the Commission were to determine that indecency or other violations by one or more of our stations fall within either or both of those definitions, the agency could (x) grant the license renewal applications of the stations with burdensome conditions, such as requirements for periodic reports, (y) grant the applications for less than the full eight-year term in order to allow an early reassessment of the stations, or (z) order an evidentiary hearing before an administrative law judge to determine whether renewal of the stations’ licenses should be denied. If a station’s license renewal were ultimately denied, the station would be required to cease operation permanently. As a result of these developments, we have implemented measures to reduce the risk of broadcasting indecent material in violation of the FCC’s rules. These and other future modifications to our programming to reduce the risk of indecency violations could have an adverse effect on our competitive position.
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
     Finally, a number of federal rules governing broadcasting have changed significantly in recent years and additional changes may occur, particularly with respect to the rules governing digital audio broadcasting, satellite radio services, multiple ownership and attribution. We cannot predict the effect that these regulatory changes may ultimately have on our operations.

Any changes in current FCC ownership regulations may negatively impact our ability to compete or otherwise harm our business operations.
     In June of 2003, the FCC substantially modified its rules governing ownership of broadcast stations. The new rules (i) allow, for the first time in many years, common ownership of broadcast stations and daily newspapers in most markets, (ii) generally allow common ownership of television and radio stations within a given market, and (iii) change the definition of “market” for purposes of the rules restricting the number of radio stations that may be commonly owned within a given market. The new rules were appealed in federal court, and in September of 2003, the court stayed the effectiveness of the new rules, pending a decision in the appeal. As a result of the stay, the former ownership rules were reinstated. We cannot predict the outcome of the appeal.
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
     Our ability to maintain our competitive position depends to a significant extent on the efforts and abilities of our senior management team and certain key employees. Although our executive officers are typically under employment agreements, their managerial, technical and other services would be difficult to replace if we lose the services of one or more of them or other key personnel. Our business could be seriously harmed if one of them decides to join a competitor or otherwise competes directly or indirectly against us.
     Our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. These individuals may not remain with our radio stations and may not retain their audiences.
Our current and future operations are subject to certain risks that are unique to operating in a foreign country.
     We currently have several international operations, including operations in Hungary, Slovakia, Belgium and Bulgaria, and, therefore, we are exposed to risks inherent in international business operations. We may pursue opportunities to buy additional broadcasting properties in other foreign countries. The risks of doing business in foreign countries include the following:
-	changing regulatory or taxation policies;

-	currency exchange risks;

-	changes in diplomatic relations or hostility from local populations;

-	seizure of our property by the government or restrictions on our ability to transfer our property or earnings out of the foreign country;

-	potential instability of foreign governments, which might result in losses against which we are not insured; and

-	difficulty of enforcing agreements and collecting receivables through some foreign legal systems.
Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.

     We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of February 28, 2006, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
     The following table sets forth information as of February 28, 2006 with respect to offices, studios and broadcast towers of stations and publishing operations currently owned by Emmis. Management believes that the properties are in good condition and are suitable for Emmis’ operations, with the exception of the Company’s New Orleans facility, which is being renovated following damage caused by Hurricane Katrina.

		OWNED	EXPIRATION
	YEAR PLACED	OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Corporate and Publishing Headquarters/	1998	Owned	—
WLHK-FM/ WIBC-AM/WNOU-FM/
WYXB-FM/ Indianapolis Monthly
One Emmis Plaza
40 Monument Circle
Indianapolis, IN
WLHK-FM Tower	1985	Owned	—
WNOU-FM Tower	1979	Owned	—
WIBC-AM Tower	1966	Owned	—
WYXB-FM Tower	2003	Owned	—

KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM	1998	Leased	December 2007
800 St. Louis Union Station
St. Louis, MO
KFTX-FM Tower	1987	Leased	August 2009 with option to March 2023
KIHT-FM Tower	1995	Leased	August 2010
KPNT-FM Tower	1987	Owned	—
KSHE-FM Tower	1985	Leased	August 2010

KPWR-FM	1988	Leased	October 2017
KZLA-FM	2002	Leased	October 2017
2600 West Olive Ave, 8th Floor
Burbank, CA
KPWR-FM Tower	1993	Leased	October 2012
KZLA-FM tower	1991	Leased	March 2006

WQHT-FM/WRKS-FM/WQCD-FM	1996	Leased	January 2013
395 Hudson Street, 7th Floor
New York, NY
WQHT-FM Tower	1984	Leased	October 2018
WRKS-FM Tower	1984	Leased	November 2020
WQCD-FM Tower	1984	Leased	February 2007

KKFR-FM
4745 North 7th Street
Phoenix, AZ	2005	Leased	October 2011
KKFR-FM Tower	1998	Leased	January 2010 (1)

WKQX-FM/WLUP-FM	2000	Leased	December 2015 with 5 year option
230 Merchandise Mart Plaza

		OWNED	EXPIRATION
	YEAR PLACED	OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Chicago, IL
WKQX-FM Tower	1975	Leased	September 2009
WLUP-FM Tower	1977	Leased	September 2009

KLBJ-AM/FM/KDHT-FM/KGSR-FM/KROX-FM/
KBPA-FM
8309 N. IH 35
Austin, TX	1998	Leased	March 2008
KLBJ-AM Tower	1963	Owned	—
KLBJ-FM Tower	1972	Leased	July 2008
KDHT-FM Tower	1986	Owned	—
KGSR-FM Tower	1997	Owned	—
KROX-FM Tower	1999	Leased	September 2008
KEYI-FM Tower	1985	Leased	August 2010

Atlanta Magazine Office	2003	Leased	July 2013
260 Peachtree St, Suite 300
Atlanta, GA

Cincinnati Magazine	1996	Leased	May 2007
705 Central Ave., Suite 175
Cincinnati, OH

Texas Monthly	1989	Leased	August 2009
701 Brazos, Suite 1600
Austin, TX

Emmis Books	2003	Leased	June 2006
1700 Madison Rd.
Cincinnati, OH

WBPG-TV Tower	2001	Leased	July 2010
WTHI-FM/WWVR-FM	1954	Owned	—
918 Ohio Street
Terre Haute, IN
WTHI-FM Tower	1954	Owned	—
WWVR-FM Tower	1966	Owned	—

WVUE-TV	1972	Owned	—
1025 South Jefferson Davis Highway
New Orleans, LA
WVUE-TV Tower	1963	Owned	—

WKCF-TV	1998	Owned	—
31 Skyline Drive
Lake Mary, FL
WKCF-TV Tower	2001	Leased	April 2016

Los Angeles Magazine
5900 Wilshire Blvd., Suite 1000
Los Angeles, CA	2000	Leased	November 2010

Tu Ciudad
5900 Wilshire Blvd., Suite 2100
Los Angeles, CA	2005	Leased	June 2011

Country Sampler
707 Kautz Road
St. Charles, IL	1988	Owned	—

RDS/Co-Opportunities
324 Campus Lane, Suite B
Fairfield, CA	1989	Leased	March 2007

Emmis West (Corporate)
3500 West Olive Avenue, Suite 1450
Burbank, CA	2004	Leased	February 2014[1]

		OWNED	EXPIRATION
	YEAR PLACED	OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Slager Radio
1011
Budapest
Fo u. 14-18	2005	Leased	March 2010
Slager Tower	1998	Leased	October 2009

Emmis Belgium
Assesteenweg 65
B-1740 Ternat	2003	Leased	April 2013

BeOneTower	2004	Owned	—

D, Expres	2004	Owned	—
Lamacska cesta 3
841 04 Bratislava
D. Expres Tower (Various)	Various 1999-2005	Leased	Various 2007-2019

FM+ Group	2005	Owned	—
51 Jerusalem Blvd
Miadost - 1
Sofia, Bulgaria

KGMB-TV
1534 Kapiolani Blvd.
Honolulu, HI	1952	Owned	—
KGMB-TV Tower	1962	Owned	—

[1]	Emmis has the right to terminate 5 years from inception of the lease
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
     In January 2005, we received the first of several subpoenas from the Office of Attorney General of the State of New York, as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York Attorney General’s investigation of record company promotional practices. We are cooperating with this investigation. We do not expect that the outcome of this matter would have a material impact on our financial position, results of operations or cash flows.
     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated the matter, and based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.
     In March 2005, we received a subpoena from the Office of Attorney General of the State of New York in connection with the New York Attorney General’s investigation of a contest at one of our radio stations in New York City. This matter was settled for $0.3 million in our quarter ended August 31, 2005.
     In May 2006, two lawsuits were filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with Emmis Chairman and CEO Jeffrey H. Smulyan’s offer to purchase the outstanding common equity of the Company, as well as class action status for the lawsuits. The Company is in the process of evaluating these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 28,	ELECTED
NAME	POSITION	2006	OFFICER
Richard F. Cummings	Radio Division President	54	1984

Michael Levitan	Executive Vice President of Human Resources	48	2002

Gary Thoe	Publishing Division President	49	1998

Paul W. Fiddick	International Division President	55	2002

David Newcomer	Interim Chief Financial Officer	44	1998
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
     David Newcomer has served as the Company’s Interim Chief Financial Officer since December 2005. From 1999 to 2005, Mr. Newcomer was Vice President of Finance and Radio Division Controller.
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

QUARTER ENDED	HIGH	LOW
May 2004	25.95	20.84
August 2004	21.96	18.90
November 2004	20.01	17.40
February 2005	19.43	17.08

May 2005	19.99	15.29
August 2005	24.18	17.29
November 2005	24.49	18.86
February 2006	21.10	16.32
     At May 1, 2006 there were 5,505 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
     Emmis intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its common stock in the foreseeable future.
     Emmis made no purchases of its equity securities during the fourth quarter of its fiscal year ended February 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA
Emmis Communications Corporation
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
	(in thousands, except per share data)
	2002	2003	2004	2005	2006
OPERATING DATA:
Net revenues	$301,139	$299,039	$326,618	$351,820	$387,381
Station operating expenses, excluding noncash compensation	188,022	183,200	201,693	220,473	253,158
Corporate expenses, excluding noncash compensation	20,283	21,359	24,105	30,792	32,686
Depreciation and amortization (1)	40,653	13,614	15,270	15,870	17,335
Noncash compensation	6,504	15,067	14,821	11,300	8,906
Restructuring fees	768	—	—	—	—
Impairment losses and other (2)	9,063	—	—	—	37,372
(Gain) loss on disposal of assets	200	(1,076)	78	795	94
Operating income	35,646	66,875	70,651	72,590	37,830
Interest expense	128,625	103,459	62,950	39,690	70,586
Loss on debt extinguishment (3)	1,748	13,506	—	97,248	6,952
Other income (loss), net	(3,813)	4,686	(795)	2,196	3,040

Income (loss) before income taxes, discontinued operations minority interest and cumulative effect of accounting change	(98,540)	(45,404)	6,906	(62,152)	(36,668)
Loss from continuing operations	(69,180)	(33,444)	(651)	(65,459)	(24,239)
Net income (loss) (4)	(64,108)	(164,468)	2,256	(304,368)	357,771
Net loss available to common shareholders	(73,092)	(173,452)	(6,728)	(313,352)	348,787

Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$(1.65)	$(0.80)	$(0.18)	$(1.33)	$(0.78)
Discontinued operations, net of tax	0.11	(2.12)	0.06	1.15	8.91
Cumulative effect of accounting change, net of tax	—	(0.35)	—	(5.40)	—

Net loss available to common shareholders	$(1.54)	$(3.27)	$(0.12)	$(5.58)	$8.13

Diluted:
Continuing operations	$(1.65)	$(0.80)	$(0.18)	$(1.33)	$(0.78)
Discontinued operations, net of tax	0.11	(2.12)	0.06	1.15	8.91
Cumulative effect of accounting change, net of tax	—	(0.35)	—	(5.40)	—

Net loss available to common shareholders	$(1.54)	$(3.27)	$(0.12)	$(5.58)	$8.13

Weighted average common shares outstanding:
Basic	47,334	53,014	54,716	56,129	42,876
Diluted	47,334	53,014	54,716	56,129	42,876

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2002	2003	2004	2005	2006
BALANCE SHEET DATA:
Cash (5)	$6,362	$16,079	$19,970	$16,054	$140,822
Working capital (6)	19,828	28,024	10,532	51,144	33,303
Net intangible assets (7)	717,454	750,556	891,477	1,000,277	972,596
Total assets	2,559,069	2,165,413	2,300,569	1,823,035	1,512,701
Long-term credit facility, senior subordinated debt, senior discount notes and liquidation preference of preferred stock (8)	1,487,257	1,338,539	1,367,929	1,317,558	808,174
Shareholders’ equity	735,557	704,705	748,946	452,592	271,729

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2002	2003	2004	2005	2006
OTHER DATA:
Cash flows from (used in):
Operating activities	$69,377	$95,149	$118,165	$122,804	$69,177
Investing activities	(175,105)	106,301	(146,359)	54,349	860,268
Financing activities	52,191	(191,733)	32,085	(181,069)	(804,677)
Capital expenditures	6,906	9,890	9,942	10,519	12,833
Cash paid for taxes	1,281	887	1,143	286	5,045

(1)	Included in depreciation and amortization expense for fiscal 2002 is $26.2 million related to amortization of our goodwill and FCC licenses. We ceased amortization of our goodwill and FCC licenses in fiscal 2003 in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)	The loss in the fiscal year ended February 28, 2002 resulted from a $9.1 million asset impairment charge in connection with the planned sale of a radio station. The loss in the fiscal year ended February 28, 2006 resulted from our annual SFAS No. 142 review.

(3)	Loss on debt extinguishment in the fiscal years ended February 28, 2002 and 2006 relates to the write-off of deferred debt fees associated with early debt extinguishments. Loss on debt extinguishment in the fiscal years ended February 28, 2003 and 2005 relates to the write-off of deferred debt fees and redemption premiums paid for the early retirement of outstanding debt obligations.

(4)	The net loss in the fiscal year ended February 28, 2003 includes a charge of $167.4 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The net loss in the fiscal year ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of Emerging Issues Task Force (EITF) Topic D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” Net income in the fiscal year ended February 28, 2006 includes discontinued operations income of $382.0 million, principally related to our television division, including $367.0 million of gains on sales.

(5)	February 28, 2006 balance includes $121.4 million of cash received from television station asset sales used to redeem senior floating rate notes and senior discount notes in March 2006.

(6)	February 28, 2002 balance excludes assets held for sale of $123.4 million and credit facility debt to be repaid with proceeds of assets held for sale of $135.0 million.

(7)	Excludes intangibles of our two Argentina radio stations sold in May 2004, our three Phoenix radio stations exchanged in January 2005, thirteen of our television stations sold at various dates throughout fiscal 2006, and the three remaining television stations and our radio station in St. Louis that are classified as assets held for sale as of February 28, 2006.

(8)	February 28, 2002 balance excludes $135.0 million of credit facility debt to be repaid with proceeds of assets held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
GENERAL
     The following discussion pertains to Emmis Communications Corporation and its subsidiaries (collectively, “Emmis” or the “Company”).
     We own and operate radio, television and publishing properties located primarily in the United States. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1k to the accompanying consolidated financial statements for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying consolidated financial statements. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

	Year ended February 28 (29),
	2004	% of Total	2005	% of Total	2006	% of Total
Net revenues:
Local	$197,609	60.5%	$227,054	64.5%	$252,482	65.2%
National	63,770	19.5%	59,523	16.9%	67,941	17.5%
Political	84	0.0%	954	0.3%	102	0.0%
Publication Sales	21,765	6.7%	18,762	5.3%	17,656	4.6%
Non Traditional	27,646	8.5%	28,893	8.2%	28,947	7.5%
Other	15,744	4.8%	16,634	4.8%	20,253	5.2%

Total net revenues	$326,618		$351,820		$387,381

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
     Our two radio stations in Los Angeles have suffered significant ratings declines, which has led to a decline in revenues of the stations. This is primarily due to increased competition in the format of one of the stations. We intend to invest resources in promoting the stations to strengthen the stations’ ratings and recapture lost revenues.
     Emmis is in the process of divesting of all of its television stations. The decision to sell its television stations stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that its television stations needed to be aligned with a company that was larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of February 28, 2006 Emmis has closed on thirteen of its sixteen television stations, receiving gross proceeds of approximately $921 million. On May 5, 2006, Emmis entered into an agreement to sell one of the remaining television stations, WKCF-TV. Emmis expects to sell its remaining television stations in the next three to twelve months.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.

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
     Deferred Taxes and Effective Tax Rates
          We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $2.8 million and $2.2 million accrued for employee healthcare claims as of Febraury 28, 2005 and 2006, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability.
     Valuation of Stock Options
          The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company relies heavily upon historical data for its stock price when determining expected volatility, but each year the Company reassesses whether or not historical data is representative of expected results.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
     During the three year period ended February 28, 2006, we acquired one television station, a network of international radio stations in Belgium, a controlling interest in six domestic radio stations, a national radio network in Slovakia and a controlling interest in a national radio network in Bulgaria for an aggregate cash purchase price of $137.0 million. We also disposed of two international radio stations, one television production company, thirteen television stations and we exchanged three domestic radio stations for one domestic radio station, collectively receiving net cash proceeds of $982.7 million. A recap of the transactions completed during the three years ended February 28, 2006 is summarized hereafter. These transactions impact the comparability of operating results year over year.
     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI, and also sold the stock of the corporation that owns KSNW in Wichita, KS and KSNT in Topeka, KS, to SJL Broadcast Group, LLC for $253.0 million of gross cash proceeds and a $6.0 million note receivable. Emmis recorded a gain on sale of $88.2 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations.
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications for $225.0 million of gross cash proceeds. Emmis recorded a gain on sale of $92.6 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. The FCC did not consent to the transfer of the FCC license for KMTV due to Journal’s existing radio station ownership in the Omaha market. Journal must divest of some of its radio holdings before the FCC will approve the transfer of KMTV’s FCC license from Emmis to Journal. On December 5, 2005, Emmis entered into a Local Programming and Marketing Agreement (LMA) with Journal for KMTV. Pursuant to the LMA, Journal began programming the station on December 5, 2005 and records all of the revenues and expenses of the station. Journal makes no monthly payments to Emmis under the LMA, but reimburses Emmis for substantially all of Emmis’ costs to operate the station. Journal paid a portion of the purchase price of KMTV on December 5, 2005 and will pay an additional $5 million on October 15, 2007 and an additional $5 million on October 15, 2008 if closing on KMTV has not occurred.
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television for $186.0 million of gross cash proceeds. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus regional satellite stations) to LIN Television Corporation (“LIN”) (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM) for $248.0 million of gross cash proceeds. In connection with these sales to Gray Television and LIN, Emmis recorded a gain on sale of $186.2 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis also entered into a LMA with LIN for WBPG in Mobile, AL/Pensacola, FL. Emmis transferred to LIN all of the assets of WBPG except the FCC license, the WB affiliation agreement and a tower lease. LIN paid $9.0 million of the agreed-upon $12.0 million value of WBPG on November 30, 2005, with the remaining $3.0 million due upon the transfer of the remaining assets, which will terminate the LMA. The Company receives $0.2 million per year payable in monthly installments related to this LMA. Pursuant to the LMA, LIN began programming the station on November 30, 2005 and records all of the revenues and expenses of the station.
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of approximately $3.3 million. This acquisition allowed Emmis to expand its international radio portfolio within Emmis’ Euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.5 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29).
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. Closing of this sale occurred May 5, 2006 and Emmis used the proceeds to repay outstanding debt obligations. Emmis expects to record a gain on sale of approximately $4 million, net of tax, in its quarter ended May 31, 2006, which will be reflected in discontinued operations.

     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. This acquisition allowed Emmis to expand its international portfolio on the European continent and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The Company has recorded $1.9 million of goodwill, none of which is deductible for income tax purposes. The operating results from March 10, 2005 through December 31, 2005 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29).
     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under LMAs on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recorded $13.0 million of goodwill associated with the asset swap, but none of this goodwill is deductible for tax purposes.
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
     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations for the duration that the not-for-profit entities retain the licenses. Five of these licenses are for the stations that Emmis began programming in August 2003 and the remaining four related to new stations that Emmis began operating in May 2004. The licenses and Emmis’ exclusive right are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government. Subsequently, Emmis has acquired the exclusive right to provide programming and sell advertising on a couple of additional stations.
     On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM, (formerly KXMG-FM), KROX-FM, KGSR-FM and KBPA-FM (formerly KEYI-FM). This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $35.3 million of goodwill, all of which is deductible for income tax purposes, but $25.7 million of this goodwill was written-off in connection with the Company’s fiscal 2006 SFAS No. 142 annual impairment review (See Note 8 to the accompanying consolidated financial statements). Emmis has the option, but not the obligation, to purchase our 49.9% partner’s interest in the partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is excercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008.
     Effective March 1, 2003, Emmis completed its acquisition of substantially all of the assets of television station WBPG-TV in Mobile, AL-Pensacola, FL from Pegasus Communications Corporation for approximately $11.7 million, including transaction costs of $0.2 million. We financed the acquisition through borrowings under the credit facility, and the acquisition was accounted for as a purchase. This acquisition allowed us to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since we already owned a television station in the market, WALA. As discussed above, Emmis entered into a Local Marketing Agreement with LIN for WBPG-TV on November 30, 2005.

RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 28, 2005 COMPARED TO YEAR ENDED FEBRUARY 28, 2006
Net revenue pro forma reconciliation:
     Since March 1, 2004, we have acquired a radio station in Chicago and radio networks in Slovakia and Bulgaria. The results of our television division, two radio stations sold in Argentina, three radio stations exchanged in Phoenix and WRDA-FM in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28,
	2005	2006	$ Change	% Change
	(amounts in thousands)
Reported net revenues			26,400
Radio	$274,145	$300,545	$26,400	9.6%
Publishing	77,675	86,836	9,161	11.8%

Total	351,820	387,381	35,561	10.1%

Plus: Net revenues from stations acquired
Radio	18,178	2,383
Publishing	—	—

Total	18,178	2,383

Less: Net revenues from stations disposed
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma net revenues
Radio	292,323	302,928	10,605	3.6%
Publishing	77,675	86,836	9,161	11.8%

Total	$369,998	$389,764	$19,766	5.3%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions through February 28, 2006, irrespective of materiality.
Net revenues discussion:
     Radio net revenues increased principally as a result of our acquisitions of WLUP-FM in Chicago in January 2005 and a radio network in Slovakia in March 2005. On a pro forma basis (assuming WLUP-FM and the radio networks in Slovakia and Bulgaria had been purchased on March 1, 2004), radio net revenues for the year ended February 28, 2006 would have increased $10.6 million, or 3.6%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the year ended February 28, 2006, on a pro forma basis, net revenues of our domestic radio stations were up 2.9%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were up 1.6%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as generally consistent ratings, resulting, in part, from our commitment to reinvest in our properties, such as promotional spending, recruiting and retaining compelling on-air talent, and extensive research. The ratings strength allowed us to charge, on average, an increase of 5% for the advertisements we sold. Our advertising inventory sellout percentage decreased 2% year over year.
     Publishing net revenues increased due to higher local and national advertising revenues, especially at our Texas Monthly and Los Angeles Magazine publications. Automotive and more specifically luxury automotives have been a very strong category for our city and regional magazines. Other strong categories include home furnishings and medical.
     On a consolidated basis, pro forma net revenues for the year ended February 28, 2006 increased $19.8 million, or 5.3% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:
     Since March 1, 2004, we have acquired a radio station in Chicago and radio networks in Slovakia and Bulgaria. The results of our television division, two radio stations sold in Argentina, three radio stations exchanged in Phoenix and WRDA-FM in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28),
	2005	2006	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$152,603	$174,321	$21,718	14.2%
Publishing	67,870	78,837	10,967	16.2%

Total	220,473	253,158	32,685	14.8%

Plus: Station operating expenses, excluding noncash compensation from stations acquired:
Radio	11,859	2,160
Publishing	—	—

Total	11,859	2,160

Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma station operating expenses, excluding noncash compensation
Radio	164,462	176,481	12,019	7.3%
Publishing	67,870	78,837	10,967	16.2%

Total	$232,332	$255,318	$22,986	9.9%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions through February 28, 2006, irrespective of materiality.

Station operating expenses, excluding noncash compensation discussion:
     Radio station operating expenses, excluding noncash compensation increased as a result of higher music licensing fees, higher sales-related costs and higher programming and marketing costs in our New York, Los Angeles and Chicago markets. The increase also relates to our acquisition of WLUP-FM in January 2005 and a radio network in Slovakia in March 2005, as well as an incremental $1.3 million of cash compensation in the year ended February 28, 2006 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     Publishing station operating expenses, excluding noncash compensation increased principally due to higher paper costs and start-up costs related to our new magazine in Los Angeles, Tu Ciudad. The increase also relates to the incremental $0.8 million of cash compensation in the year ended February 28, 2006 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     On a consolidated basis, pro forma station operating expenses, excluding noncash compensation, for the year ended February 28, 2006 increased $23.0 million, or 9.9% due to the effect of the items described above.
Noncash compensation expenses:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$4,749	$3,481	$(1,268)	(26.7)%
Publishing	2,007	1,240	(767)	(38.2)%
Corporate	4,544	4,185	(359)	(7.9)%

Total noncash compensation expense	$11,300	$8,906	$(2,394)	(21.2)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees at our discretion, Company matches of common stock in our 401(k) plans and common stock issued to employees pursuant to our stock compensation program. Effective January 1, 2005, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $180,000 per year. For calendar 2005, this change resulted in a $3.1 million decrease in the Company’s noncash compensation expense and a corresponding increase in the Company’s cash operating expense. Effective January 1, 2006, participation in our stock compensation program became entirely voluntary.
     On March 1, 2005, Emmis granted approximately 0.2 million shares of restricted stock or restricted stock units to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grant. Although Emmis did not begin expensing stock options until March 1, 2006 (pursuant to Statement No. 123R), it expenses the value of these restricted stock grants over their applicable vesting period, which ranges from 2 to 3 years. The noncash compensation expense associated with this grant reflected in continuing operations was approximately $1.1 million for the year ended February 28, 2006. On March 1, 2006, Emmis granted an additional 0.2 million shares of restricted stock or restricted stock units and 0.5 million stock options to certain of its employees. The anticipated noncash compensation expense to be recognized in fiscal 2007 associated with these March 1, 2006 grants is approximately $2.6 million. The Company accelerated the vesting of certain “out-of-the-money” options during fiscal 2006 and the option expense in fiscal 2007 that relates to grants prior to March 1, 2006 will be immaterial.
     In its quarter ended February 28, 2006, the Company reversed approximately $1.2 million of noncash compensation expense previously accrued as the service conditions of certain awards were not satisfied.
     In accordance with SAB No. 107, the Company will cease segregating noncash compensation expense in the presentation of its income statement beginning with its quarter ending May 31, 2006. Instead, these costs will be included within station operating expenses and corporate expenses.

Corporate expenses, excluding noncash compensation:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$30,792	$32,686	$1,894	6.2%
     In the twelve months ended February 28, 2005, we incurred approximately $4.0 million of professional fees associated with our television digital spectrum initiative. In addition, we donated $1.0 million to tsunami relief efforts. In the twelve months ended February 28, 2006, we incurred approximately $6.1 million of corporate bonus and severance payments associated with the sale of thirteen of our sixteen television stations.
Depreciation and amortization:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,508	$10,480	$1,972	23.2%
Publishing	858	713	(145)	(16.9)%
Corporate	6,504	6,142	(362)	(5.6)%

Total depreciation and amortization	$15,870	$17,335	$1,465	9.2%

     Substantially all of the increase in radio depreciation and amortization expense for the year ended February 28, 2006 is attributable to our Slovakia and WLUP acquisitions.
Operating income:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$108,026	$80,896	$(27,130)	(25.1)%
Publishing	6,851	45	(6,806)	(99.3)%
Corporate	(42,287)	(43,111)	(824)	1.9%

Total operating income	$72,590	$37,830	$(34,760)	(47.9)%

     Radio operating income decreased due to a $31.4 million impairment charge incurred in connection with our annual SFAS No. 142 impairment review. Excluding the impairment charge, radio operating income would have increased due to our Slovakia and WLUP radio acquisitions and higher net revenues at our existing stations, partially offset by the expenses associated with Slovakia and WLUP and higher expenses at our existing stations. As discussed above, the net revenue growth of our domestic stations exceeded the revenue growth of the markets in which we operate. However, given the ratings challenges we face in our Los Angeles radio market, it will be difficult for us to outperform the markets in which we operate in fiscal 2007.
     Publishing operating income decreased due to a $6.0 million impairment charge incurred in connection with our annual SFAS No. 142 impairment review, higher operating expenses associated with rising paper costs, start-up costs related to Tu Ciudad and increased cash compensation costs as discussed above, partially offset by an increase in sales at our city and regional magazines.

     On a consolidated basis, operating income decreased due to the declines in radio and publishing operating income, as discussed above. In our fiscal 2007 and beyond, we expect to take a longer-term view of our businesses and expect to make strategic investments in certain properties where we believe the investments in marketing and programming will result in acceptable returns. These investments may result in significant fluctuations in our operating income from quarter to quarter.
Interest expense:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:	$39,690	$70,586	$30,896	77.8%
     Interest expense increased as a result of higher interest rates paid on the floating portion of our senior credit facility debt, the addition of approximately $400 million of indebtedness to finance our Dutch Auction Tender Offer in June 2005, and a lower allocation of interest to discontinued operations in fiscal 2006 as compared to fiscal 2005. Certain debt was required to be repaid as a result of the disposition of the Company’s television assets. The Company allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. The Company allocated $27.0 million and $22.0 million of interest expense to discontinued operations in fiscal 2005 and fiscal 2006, respectively.
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:	$(62,152)	$(36,668)	$25,484	(41.0)%
     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.3 million in the year ended February 28, 2005, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt issuances redeemed. In addition to the items noted above, in the year ended February 28, 2006, we recorded a $7.0 million loss on debt extinguishment associated with the write-off of deferred debt costs for debt issuances redeemed. We also recorded approximately $3.5 million of interest income related to television station asset sale proceeds that were invested until debt was redeemed.
Minority interest expense, net of tax:

	For the year ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$2,486	$3,026	$540	21.7%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%).

Income from discontinued operations, net of tax:

	For the year ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$64,091	$382,010	$317,919	496.0%
     Our television division, three radio stations in Phoenix, one radio station in St. Louis and two radio stations in Buenos Aires, Argentina have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying condensed consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28,
	2005	2006
Income (loss) from operations:
Television	$38,249	$24,869
WRDA-FM	(1,373)	(777)
Phoenix radio stations	7,650	440
Votionis	(490)	—

Total	44,036	24,532
Less: Provision for income taxes	13,587	9,562

Income from operations, net of tax	30,449	14,970

Gain on sale of discontinued operations:
Television	—	572,975
Phoenix radio stations	57,012	—
Less: Provision for income taxes	23,370	205,935

Gain on sale of discontinued operations, net of tax	33,642	367,040

Income from discontinued operations, net of tax	$64,091	$382,010

     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI, and also sold the stock of the corporation that owns KSNW in Wichita, KS and KSNT in Topeka, KS, to SJL Broadcast Group, LLC and recorded a gain on sale of $88.2 million, net of tax.
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications and recorded a gain on sale of $92.6 million, net of tax.
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus regional satellite stations) to LIN Television Corporation (“LIN”) (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM). Emmis recorded a gain on sale of stations to Gray Television and LIN of $186.2 million, net of tax.
     All of these gains are reflected in discontinued operations in the accompanying statements of operations. See “Acquisitions, Dispositions and Investments” above for further discussion.

     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Although the extent of the property damage is estimated to be approximately $11.5 million, Emmis believes that it is insured (subject to applicable deductibles) for substantially all property losses resulting from Katrina and subsequent flooding as it maintained Federal flood insurance and private flood insurance. Since Emmis believes recovery of insurance proceeds under its relevant policies is probable, no adjustments to the carrying values of WVUE property were made as of February 28, 2006. Additionally, the Company recorded a $0.6 million reserve against WVUE accounts receivable due to the impact of the flooding on the local economy. The charge is reflected in the year ended February 28, 2006 in the preceding table. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt. The Company estimates that the negative revenue impact of the hurricane was approximately $7.0 million for the year ended February 28, 2006
Net income (loss):

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$(304,368)	$357,771	$662,139	Not Applicable
     The increase in net income for the year ended February 28, 2006 is primarily attributable to the gain on the sale of television properties discussed above and the prior year’s adoption of EITF Topic D-108, which resulted in a $303.0 million charge, and loss on debt extinguishment discussed above, net of tax benefits. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision (benefit) for income taxes.

RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 29, 2004 COMPARED TO YEAR ENDED FEBRUARY 28, 2005
Net revenue pro forma reconciliation:
     During the two fiscal years ended February 28, 2005, we acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina, and exchanged three radio stations in Phoenix for cash and one radio station in Chicago (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The results of our television division, two radio stations sold in Argentina, three radio stations exchanged in Phoenix and WRDA-FM in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2004	2005	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$250,510	$274,145	$23,635	9.4%
Publishing	76,108	77,675	1,567	2.1%

Total	326,618	351,820	25,202	7.7%

Plus: Net revenues from assets acquired
Radio	22,924	8,623
Publishing	—	—

Total	22,924	8,623

Less: Net revenues from stations disposed
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma net revenues
Radio	273,434	282,768	9,334	3.4%
Publishing	76,108	77,675	1,567	2.1%

Total	$349,542	$360,443	$10,901	3.1%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions in the years ended February 28 (29), 2004 and 2005, irrespective of materiality.

Net revenues discussion:
     Radio net revenues increased principally as a result of our acquisition of six radio stations in Austin in July 2003. On a pro forma basis (assuming the Austin radio stations had been purchased on March 1, 2003 and the Phoenix — Chicago radio station swap had occurred on March 1, 2003), radio net revenues for the year ended February 29, 2004 would have increased $9.3 million, or 3.4%. We monitor the performance of our stations against the aggregate performance of the markets in which we operate. On a pro forma basis, for the year ended February 28, 2005 net revenues of our domestic radio stations were up 1.3%, whereas net revenues in the domestic radio markets in which we operate were up only 0.5%, based on reports for the periods prepared by Miller, Kaplan, Arase & Co., LLP. The pro forma effect of including WLUP in our results reduced our domestic radio growth by 1.6%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as higher ratings, resulting, in part, from increased promotional spending in prior quarters. The higher ratings allowed us to charge higher rates for the advertisements we sold in the current period versus the same period in the prior year. Our advertising inventory sellout decreased slightly year over year.
     Our publishing division has experienced slow, steady growth, as our magazines are generally mature properties with limited direct competition.
     On a consolidated basis, net revenues for the year ended February 28, 2005 increased due to the effect of the items described above. On a pro forma basis, net revenues for the year ended February 28, 2005 increased $10.9 million, or 3.1% due to the effect of the items described above.

Station operating expenses, excluding noncash compensation pro forma reconciliation:
     Since March 1, 2003, we have acquired a 50.1% controlling interest in six radio stations in Austin, Texas, sold two radio stations in Argentina, and exchanged three radio stations in Phoenix for cash and one radio station in Chicago (see Note 6 in the accompanying Notes to Consolidated Financial Statements). The results of our television division, two radio stations sold in Argentina, three radio stations exchanged in Phoenix and WRDA-FM in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2004	2005	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses, excluding noncash compensation
Radio	$135,884	$152,603	$16,719	12.3%
Publishing	65,809	67,870	2,061	3.1%

Total	201,693	220,473	18,780	9.3%

Plus: Station operating expenses, excluding noncash compensation from assets acquired:
Radio	13,636	5,882
Publishing	—	—

Total	13,636	5,882

Less: Station operating expenses, excluding noncash compensation from stations disposed:
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma station operating expenses, excluding noncash compensation
Radio	149,520	158,485	8,965	6.0%
Publishing	65,809	67,870	2,061	3.1%

Total	$215,329	$226,355	$11,026	5.1%

For further disclosure of segment results, see Note 12 to the accompanying consolidated financial statements. For additional pro forma results, see Note 7 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all consummated acquisitions and dispositions in the years ended February 28 (29), 2004 and 2005, irrespective of materiality.

Station operating expenses, excluding noncash compensation discussion:
     Radio station operatine expenses, excluding noncash compensation increased as a result of our acquisition of six radio stations in Austin in July 2003 and WLUP-FM in Chicago in the fourth quarter fiscal 2005. The increase also relates to higher music license fees, higher sales-related costs, higher insurance and health-related costs, higher programming costs in our New York and Los Angeles markets and an incremental $2.0 million of cash compensation in the year ended February 28, 2005 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below).
     Publishing station operating expenses, excluding noncash compensation increased due to an incremental $0.8 million of cash compensation in the year ended February 28, 2005 due to the corresponding reduction in our noncash compensation expense (see noncash compensation discussion below) as well as higher insurance and health-related costs.
     On a consolidated basis, pro forma station operating expenses, excluding noncash compensation, for the year ended February 28, 2005 increased $11.0 million, or 5.1%, due to the effect of the items described above.
Noncash compensation expenses:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Noncash compensation expense:
Radio	$6,768	$4,749	$(2,019)	(29.8)%
Publishing	2,780	2,007	(773)	(27.8)%
Corporate	5,273	4,544	(729)	(13.8)%

Total noncash compensation expense	$14,821	$11,300	$(3,521)	(23.8)%

     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Efective January 1, 2004, we curtailed our stock compensation program by eliminating mandatory participation for employees making less than $52,000 per year. For calendar 2004, this change resulted in a $1.9 million decrease in the Company’s noncash compensation expense and a corresponding increase in the Company’s cash operating expense. The remaining decrease of $1.6 million is primarily attributable to a higher portion of bonuses and incentive awards being paid in cash at the election of the Company as opposed to being paid in the form of stock in the prior periods.
Corporate expenses, excluding noncash compensation:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses, excluding noncash compensation	$24,105	$30,792	$6,687	27.7%
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

Depreciation and amortization:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,307	$8,508	$201	2.4%
Publishing	873	858	(15)	(1.7)%
Corporate	6,090	6,504	414	6.8%

Total depreciation and amortization	$15,270	$15,870	$600	3.9%

     The increase in corporate depreciation and amortization is primarily related to the depreciation of computer software and equipment added in recent years.
Operating income:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$99,525	$108,026	$8,501	8.5%
Publishing	6,594	6,851	257	3.9%
Corporate	(35,468)	(42,287)	(6,819)	19.2%

Total operating income	$70,651	$72,590	$1,939	2.7%

     Radio operating income increased due to our Austin radio acquisition and higher net revenues at our existing stations, partially offset by higher expenses at our existing stations. As discussed above, the net revenue growth of our stations exceeded the revenue growth of the markets in which we operate.
     Publishing operating income increased slightly. As previously stated, our publishing division has experienced slow, steady growth as our magazines are generally mature properties with limited direct competition. In the third quarter of fiscal 2005, we initiated the launch of a new magazine targeting acculturated, bilingual, affluent Hispanics in Los Angeles.
     Corporate operating loss increased due to the items discussed in corporate operating expenses, excluding noncash compensation as discussed above.
     On a consolidated basis, operating income increased due to the changes in radio, television and publishing operating income, partially offset by higher corporate expenses, as discussed above.
Interest expense:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:	$(62,950)	$(39,690)	$23,260	(36.9)%
     Interest expense decreased as a result of lower interest rates paid on a portion of our senior credit facility debt and interest savings realized with our debt refinancing activity completed in the quarter ended May 31, 2004. During the year ended February 29, 2004, we had interest rate swap agreements outstanding with an aggregate notional amount ranging from $40 million to $230 million that fixed

LIBOR at a weighted-average rate of 4.76% to 5.13%. We had no interest rate swap agreements outstanding in the year ended February 28, 2005, and one-month LIBOR as of February 28, 2005 was approximately 2.6%. On May 10, 2004, we completed several debt refinancing transactions that significantly lowered our future interest expense. The Company has allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. The Company allocated $22.9 million and $27.0 million of interest expense to discontinued operations in fiscal 2004 and fiscal 2005, respectively.
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:	$6,906	$(62,152)	$(69,058)	Not Applicable
     In connection with our debt refinancing activities completed on May 10, 2004, we recorded a loss on debt extinguishment of $97.2 million, primarily consisting of tender premiums and the write-off of deferred debt costs for the debt redeemed. Higher operating income and lower interest expense in the year ended February 28, 2005 were more than offset by this loss on debt extinguishment.
Minority interest expense, net of tax:

	For the year ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,878	$2,486	$608	32.4%
     Minority interest expense increased principally due to our acquisition of six radio stations in Austin in July 2003. We own 50.1% of the Austin properties.
Income from discontinued operations, net of tax:

	For the year ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$2,907	$64,091	$61,184	2104.7%
     Our television division, three radio stations in Phoenix, one radio station in St. Louis and two radio stations in Buenos Aires, Argentina have been classified as discontinued operations in the accompanying consolidated statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28 (29),
	2004	2005
Income (loss) from operations:
Television	$12,837	$38,249
WRDA-FM	(1,400)	(1,373)
Phoenix radio stations	9,411	7,650
Votionis	909	(490)

Total	21,757	44,036
Less: Provision for income taxes	7,922	13,587

Income from operations, net of tax	13,835	30,449

Gain on sale of discontinued operations:
Television	—	—
Phoenix radio stations	—	57,012
Less: Provision for income taxes	—	23,370

Gain on sale of discontinued operations, net of tax	—	33,642

Other:
Cumulative currency translation loss - Votionis	(10,928)	—
Less: Provision for income taxes	—	—

Other, net of tax	(10,928)	—

Income from discontinued operations, net of tax	$2,907	$64,091

Net income (loss):

	For the years ended February 28 (29),
	2004	2005	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$2,256	$(304,368)	$(306,624)	Not Applicable
     The net loss available to common shareholders in the year ended February 28, 2005 is attributable to the loss on debt extinguishment discussed above, net of tax benefits, coupled with the adoption of EITF Topic D-108, which resulted in a $303.0 million charge, net of tax. Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision for income taxes. In our third quarter we completed our evaluation of our statutory tax rate due to changes in our income dispersion in the various tax jurisdictions in which we operate. As a result of this review, we increased the statutory rate we use for our income tax provision from 38% to 41%.
LIQUIDITY AND CAPITAL RESOURCES
     OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 28, 2006, and employment contracts for key employees, all of which are discussed in Note 9 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS
     The following table reflects a summary of our contractual cash obligations as of February 28, 2006:

	PAYMENTS DUE BY PERIOD (AMOUNTS IN THOUSANDS)
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt	$797,119	$129,175	$15,540	$277,404	$375,000
Operating leases	64,117	8,782	16,747	13,491	25,097
Radio broadcast agreements	7,295	2,114	3,272	1,909	—
Purchase obligations (1)	33,972	10,956	14,792	6,879	1,345
Fixed interest payments (2)	160,129	25,781	51,562	51,562	31,224
Employment agreements	34,364	19,226	14,442	696	—
Discontinued operations (3)	75,213	21,434	27,491	18,572	7,716

Total Contractual Cash Obligations	$1,172,209	$217,468	$143,846	$370,513	$440,382

(1)	Includes contractual commitments to purchase goods and services, including audience measurement information and music license fees.

(2)	In addition to the Company’s fixed interest payments, the Company has preferred stock outstanding and the annual dividend is $9.0 million.

(3)	Includes TV program rights payable, future TV program rights payable, office space agreements, employment agreements and other obligations of our discontinued operations. TV program rights payable represents payments to be made to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. TV program rights payable are included in discontinued operations in the accompanying consolidated balance sheets. Future TV program rights payable represents commitments for program rights not available for broadcast as of February 28, 2006.
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
     At February 28, 2006, we had cash and cash equivalents of $140.8 million and net working capital of $33.3 million. At February 28, 2005, we had cash and cash equivalents of $16.1 million and net working capital of $51.1 million. The increase in cash and cash equivalents relates to $120.0 million of cash invested, from television asset sale proceeds, to be used for the redemption of the remaining floating rate senior notes that were outstanding at February 28, 2006. Emmis gave notice to redeem the floating rate notes on February 7, 2006 and the notes were redeemed on March 9, 2006 at par. The decrease in net working capital primarily relates to the sale of thirteen of the Company’s sixteen television stations during the year.
     During the year, Emmis entered into definitive agreements with four companies to sell thirteen of its sixteen television stations: (A) five television stations (plus regional satellite stations) to LIN Television Corporation (WALA and WBPG in Mobile,

AL/Pensacola, FL; WTHI in Terre Haute, IN; WLUK in Green Bay, WI; and KRQE in Albuquerque, NM) for $260 million, (B) three television stations to Journal Communications (WFTX in Ft. Myers FL; KMTV in Omaha, NE; and KGUN in Tucson, AZ) for $235 million, (C) one television station (WSAZ in Huntington/Charleston, WV) to Gray Television for $186 million, and (D) four television stations (plus regional satellite stations) to SJL Broadcast Group and affiliates of The Blackstone Group (KOIN in Portland, OR; KHON in Honolulu, HI; KSNW in Wichita, KS and KSNT in Topeka, KS) for $259 million. Emmis closed on the sale of its stations to LIN Television Corporation and Gray Television on November 30, 2005, receiving $430.9 million of net proceeds. Emmis closed on the sale of its stations to Journal Communications on December 5, 2005 and received net proceeds of $220.0 million. Lastly, on January 27, 2006 Emmis closed on the sale of its stations to SJL Broadcast Group (“SJL”) and affiliates of The Blackstone Group and received net proceeds of $245.8 million. After the closing of the sale of the four stations to SJL, Emmis made a special payment to television employees of approximately $16.7 million and to corporate employees (other than executive officers) of approximately $0.9 million. These costs were expensed in the Company’s quarter ended February 28, 2006, commensurate with the closing of these four stations to SJL, as the special payment was conditioned on the closing (or commencement of an LMA) on thirteen of the original sixteen television stations and the closing of the sale of the four stations to SJL satisfied that requirement. (See Note 6 in the accompanying consolidated financial statements for discussion of the television asset sales.) Emmis used the aggregate net proceeds to repay $540.9 million of debt under its credit facility, of which $333.0 million was permanent reductions in amounts outstanding under the term loan. Since repayments under the term loan permanently reduce borrowing availability, we wrote-off approximately $1.9 million of unamortized deferred debt costs as a loss on debt extinguishment in the quarter ended February 28, 2006. In January 2006, Emmis also used $230.0 million of the television sale proceeds to redeem a pro rata portion of its floating rate senior notes at par. In connection with the redemption, Emmis wrote off approximately $5.1 million of unamortized deferred debt costs as a loss on debt extinguishment in the quarter ended February 28, 2006. As indicated above, $120.0 million of cash on hand at February 28, 2006 was used to redeem the remaining outstanding balance of the floating rate senior notes on March 9, 2006. Notice of the redemption was given on February 7, 2006. Emmis will write-off the remaining unamortized deferred debt issue costs of $2.6 million during the quarter ended May 31, 2006. The remaining net cash proceeds were used to fund other costs associated with the television sale (including severance) and general corporate purposes.
     On May 5, 2006, Emmis signed a definitive agreement to sell the assets of WKCF-TV in Orlando to Hearst-Argyle Television Inc. for $217.5 million. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis hopes to close this transaction by the end of its quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. Emmis continues to explore the sale of its remaining television stations and expects to effect such sales in the spring and summer of 2006.
     On May 5, 2006, Emmis signed an agreement to sell the assets of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million. The transaction provides for customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis hopes to close this transaction by the end of its quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes.
     In accordance with the asset sale provisions of its 6 7/8% senior subordinated notes, by late 2006, Emmis must either (1) make a par offer to redeem $350 million of the notes, (2) repay $350 million of additional debt under its credit facility or (3) make a $350 million permitted investment in a related business, as defined in the agreement. Emmis is evaluating its options under this requirement, including a combination of the above, as well as the financing of the resulting transaction.
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. Closing of this sale occurred May 5, 2006 and Emmis used the proceeds to repay outstanding debt obligations.
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
     On December 23, 2005 and February 7, 2006 Emmis gave notice to redeem $230.0 million and $120.0 million, respectively of the Notes. The Notes were redeemed on January 23, 2006 and March 9, 2006 at par. Interest on the Notes accrued at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 10.4% at February 28, 2006).
     Operating Activities
     Net cash flows provided by operating activities were $69.1 million for the year ended February 28, 2006, compared to $122.8 million for the same period of the prior year. The decrease in cash flows provided by operating activities for the year ended February 28, 2006, as compared to the same period in the prior year, is due to the loss of approximately $29.1 million in net political revenues in the current year as compared to the prior year, coupled with higher interest costs and bonus and severance amounts incurred in connection with the sale of thirteen of the Company’s sixteen television stations. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters, as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
     Investing Activities
     Cash flows provided by investing activities were $860.3 million for the year ended February 28, 2006, compared to $54.3 million in the same period of the prior year. The increase is primarily attributable to cash received from the sale of thirteen of the Company’s sixteen television stations, as discussed in Sources of Liquidity above. Investing activities include capital expenditures and business acquisitions and dispositions.
     As discussed in results of operations above and in Note 6 to the accompanying consolidated financial statements, we have consummated numerous acquisitions and divestitures in the three years ended February 28, 2006. We expect to continue to pursue acquisitions of radio stations and publishing properties, as well as corollary businesses and businesses outside of radio and publishing that leverage our strengths. Conversely, as evidenced by our plans to sell our television stations, KKFR-FM in Phoenix, and WRDA-FM in St. Louis, we continually evaluate our portfolio and we will monetize assets when others see greater value in selected assets than we do.
     In the years ended February 28 (29), 2004, 2005 and 2006, we had capital expenditures of $9.9 million, $10.5 million and $12.8 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to high-definition (HD) radio technology. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and equipment upgrades in connection with our rollout of HD radio. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
     Emmis has entered into an agreement with Ibiquity Digital Corporation to employ high-definition (HD) radio technology at nineteen of our radio stations by June 30, 2007. Under the agreement, the Company incurred approximately $0.4 million and $1.8 million to implement HD radio at eleven of its stations during the years ended February 28, 2005 and 2006, respectively. The Company expects to incur approximately $1.1 million beyond fiscal 2006 to convert the remaining eight stations. Amounts related to our digital radio build-out are included in contractual cash obligations under the heading “Purchase obligations.”
     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Although the extent of the property damage is estimated to be approximately $11.5 million, Emmis believes that it is insured (subject to applicable deductibles) for substantially all property losses resulting from Katrina and subsequent flooding as it maintained Federal flood insurance and private flood insurance. Through April 30, 2006, the Company has received $1.0 million in Federal flood insurance proceeds and $5.0 million in private flood insurance proceeds.

     Financing Activities
     Cash flows used in financing activities were $181.1 million and $804.7 million for the years ended February 28, 2005 and 2006, respectively. The increase is primarily attributable to debt repayment of $770.9 million with cash received from the sale of thirteen of the Company’s sixteen television stations, as discussed in Sources of Liquidity above.
     Also discussed in Sources of Liquidity above, Emmis purchased 20,250,000 shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million. In addition, the Board of Directors authorized a share repurchase program to be made effective after the completion of the tender offer. The share repurchase program would permit Emmis to purchase Class A shares equal to 5% of the total outstanding shares after the tender offer. Whether or to what extent Emmis chooses to make such purchases will depend upon market conditions and Emmis’ capital needs, and there is no assurance that Emmis will conclude such purchases for any or all of the authorized amounts remaining.
     On June 21, 2005, Emmis issued $350 million of its floating rate senior notes in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used approximately $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005, approximately $10.6 million of cash proceeds from the notes transactions to pay debt issuance fees and approximately $1.1 million for interest and other. On December 23, 2005 and February 7, 2006 Emmis gave notice to redeem $230.0 million and $120.0 million, respectively of the Notes. The Notes were redeemed on January 23, 2006 and March 9, 2006 at par. Interest on the Notes accrued at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 10.4% at February 28, 2006).
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
     The new senior credit facility provided for total borrowings of up to $1.025 billion, including (i) a $675.0 million term loan and (ii) a $350.0 million revolver, of which $100.0 million may be used for letters of credit. As discussed in Sources of Liquidity above, the term loan has been permanently reduced by repayments from television asset sale proceeds, as well as, one-half of the proceeds received from the radio station swap with Bonneville in January 2005 and quarterly amortization. The senior credit facility also provides for the ability to have incremental facilities of up to $675.0 million, of which up to $350.0 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility. All outstanding amounts under the new credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar rate or an alternative base rate (as defined in the new credit facility) plus a margin. The margin over the Eurodollar rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar rate. Both the term loan and revolver mature on November 10, 2011. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and one quarter years of the loan (beginning on February 28, 2005), with the remaining balance payable November 10, 2011.
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
     As of February 28, 2006, Emmis had $667.9 million of long-term corporate indebtedness outstanding under its credit facility ($289.4 million), senior subordinated notes ($375.0 million) and an additional $3.5 million of other long-term indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. In March 2006, Emmis redeemed the remaining outstanding amount of the senior floating rate notes ($120.0 million) and senior discount notes ($1.4 million) that was classified as short-term indebtedness at February 28, 2006 (see Note 15 to the accompanying consolidated financial statements for subsequent event information). All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative base rate plus a margin. As of February 28, 2006, our weighted average borrowing rate under our credit facility was approximately 6.3%, and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes, senior floating rate notes and senior discount notes, was approximately 7.2%.
     Under the terms of Emmis’ credit facility, our total consolidated debt-to-EBITDA leverage ratio was 5.8x as of February 28, 2006, and the maximum debt-to-EBITDA leverage ratio permitted under our credit facility was 7.25x as of February 28, 2006.
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
     At April 20, 2006, we had $144.5 million available under our credit facility, net of $2.6 million in outstanding letters of credit and exclusive of Term B Loan mandatory repayments of up to $202.9 million (see Note 4 of the accompanying consolidated financial statements). The Company expects to continue to use its significant cash flows from operations to primarily repay outstanding debt obligations. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and publishing properties, as well as corollary businesses and businesses outside of radio and publishing that leverage our strengths. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our minority partner’s entire interest in six radio stations in Austin, Texas after a period of approximately five years from the acquisition date based on an 18-multiple of trailing 12-month cash flow.

INTANGIBLES
     At February 28, 2006, approximately 73% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.
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
     Statement No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under Statement No. 123 for the pro forma disclosure. The Company elected to follow the “modified prospective” method upon adoption of this pronouncement on March 1, 2006. Consequently, the Company began recognizing compensation cost as expense during its fiscal quarter ending May 31, 2006 for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model, which is the same option pricing model used to estimate grant date fair value for SFAS 123 for pro forma disclosures included in the table below. Although the Company did not have any significant unvested stock option awards outstanding as of February 28, 2006, it granted stock options to its employees on March 1, 2006 (See Note 15). The Company’s net income will be reduced by this grant and future grants of equity awards based on the fair value of those awards at the date of grant.
     On September 30, 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For all of the Company’s acquisitions completed prior to its adoption of SFAS No. 141 on June 30, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with the remainder of the purchase price being allocated to the FCC license. This allocation method is commonly called the residual method and results in all of the acquisition’s intangible assets, including goodwill, being included in the Company’s FCC license value. Although the Company has directly valued the FCC license of stations acquired since its adoption of SFAS No. 141, the Company had retained the use of the residual method to perform its annual impairment tests in accordance with SFAS No. 142 for acquisitions effected prior to the adoption of SFAS No. 141. EITF Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license, resulting in a write-off. Implementation of EITF Topic D-108 was required no later than Emmis’ fiscal year ended February 28, 2006, but the Company elected to adopt it as of December 1, 2004 and recorded a noncash charge of $303.0 million, net of tax, in its fourth quarter of fiscal 2005 as a cumulative effect of an accounting change. This loss has no impact on the Company’s cash flows or compliance with its debt covenants. Since its adoption of SFAS No. 142 on March 1, 2002, the Company no longer amortizes goodwill for financial statement purposes. Accordingly, reported and pro forma results reflecting the impact of this accounting pronouncement are the same for all periods presented in the accompanying consolidated financial statements.
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
     Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the following:
•	material adverse changes in economic conditions in the markets of our Company;

•	the ability of our stations and magazines to attract and retain advertisers;

•	loss of key personnel

•	the ability of our stations to attract quality programming and our magazines to attract good editors, writers and photographers;

•	uncertainty as to the ability of our stations to increase or sustain audience share for their programs and our magazines to increase or sustain subscriber demand;

•	competition from other media and the impact of significant competition for advertising revenues from other media;

•	future regulatory actions and conditions in the operating areas of our Company;

•	the necessity for additional capital expenditures and whether our programming and other expenses increase at a rate faster than expected;

•	increasingly hostile reaction of various individuals and groups, including the government, to certain content broadcast on radio and television stations in the United States;

•	financial community and rating agency perceptions of our business, operations and financial condition and the industry in which we operate;

•	the effects of terrorist attacks, political instability, war and other significant events;

•	rapid changes in technology and standards in our industry;

•	whether pending transactions, if any, are completed on the terms and at the times set forth, if at all;

•	other risks and uncertainties inherent in the radio and television broadcasting and magazine publishing businesses.
The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
GENERAL
     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Emmis due to adverse changes in financial and commodity market prices and rates. Emmis is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR) and foreign currency exchange rates. To manage interest-rate exposure, Emmis periodically enters into interest-rate derivative agreements. Emmis does not use financial instruments for trading and is not a party to any leveraged derivatives. As of February 28, 2006, Emmis was not a party to any interest-rate derivative agreements.
INTEREST RATES
     At February 28, 2006, the entire outstanding balance under our credit facility and senior floating rate notes, approximately 53% of Emmis’ total outstanding debt (credit facility, senior subordinated debt, senior floating rate notes and senior discount notes), bears interest at variable rates. The credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of Emmis’ total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior floating rate notes and senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. Emmis currently has no interest rate derivative arrangements, as its total leverage ratio, as defined, was less than 6:1 as of February 28, 2006.
     Based on amounts outstanding at February 28, 2006, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $4.2 million. We redeemed the remaining $120 million of senior floating rate notes outstanding on March 9, 2006. After this redemption, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $3.0 million.
FOREIGN CURRENCY
     Emmis owns a 59.5% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary’s operations are measured in its local currency (forint). Emmis has a natural hedge against currency fluctuations between the forint and the U.S. dollar since most of the subsidiary’s long-term obligations are denominated in Hungarian forints. Emmis owns a network of radio stations in Belgium, which are consolidated in the accompanying financial statements, and its investment to date is approximately $11.2 million. These subsidiaries’ operations are measured in their local currency (Euro). Emmis owns and operates a national radio network in Slovakia, which was acquired in March 2005. This subsidiary is measured in its local currency (koruna). Emmis owns a 66.5% controlling interest in a national radio network in Bulgaria, which was acquired in November 2005. This subsidiary is measured in its local currency (leva). While Emmis management cannot predict the most likely average or end-of-period forint to dollar, Euro to dollar, koruna to dollar, or leva to dollar exchange rates for calendar 2006, we believe any devaluation of the forint, Euro, koruna or leva would have an immaterial effect on our financial statements taken as a whole, as the Hungarian, Belgian, Slovakian and Bulgarian stations accounted for approximately 7.1% of Emmis’ total revenues and approximately 2.6% of Emmis’ total assets as of, and for the year ended, February 28, 2006.
     At February 28, 2006 the Hungarian subsidiary had $0.4 million of U.S. dollar denominated loans outstanding. The Hungarian subsidiary repaid $0.2 million of U.S. dollar denominated loans during fiscal 2006. In the Company’s fiscal quarter ended February 28, 2006, it was determined that certain loans to its 59.5% owned Hungarian subsidiary were no longer deemed to be permanently invested. As of February 28, 2006, these loans total $5.7 million. The Company began recording foreign currency gains and losses related to these loans in its fiscal quarter ended February 28, 2006 and will continue to record foreign currency gains and losses until the loans are fully repaid. The Belgium, Bulgarian and Slovakian stations had no U.S. dollar denominated loans outstanding during fiscal 2006 or at February 28, 2006.
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
     Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2006, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2006.
     The Company’s independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on management’s assessment of Emmis Communications Corporation’s internal control over financial reporting as of February 28, 2006, which report is included herein.

/s/ Jeffrey H. Smulyan	/s/ David R. Newcomer

Jeffrey H. Smulyan	David R. Newcomer
President and Chief Executive Officer	Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Emmis Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emmis Communication Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Emmis Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006 of Emmis Communications Corporation and Subsidiaries and our report dated May 8, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 8, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2005 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1w and Note 8 to the consolidated financial statements, effective December 1, 2004, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emmis Communications Corporation and Subsidiaries’ internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 8, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 8, 2006

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2004	2005	2006
NET REVENUES	$326,618	$351,820	$387,381
OPERATING EXPENSES:
Station operating expenses, excluding noncash compensation	201,693	220,473	253,158
Corporate expenses, excluding noncash compensation	24,105	30,792	32,686
Depreciation and amortization	15,270	15,870	17,335
Noncash compensation	14,821	11,300	8,906
Impairment losses	—	—	37,372
Loss on disposal of assets	78	795	94

Total operating expenses	255,967	279,230	349,551

OPERATING INCOME	70,651	72,590	37,830

OTHER INCOME (EXPENSE):
Interest expense	(62,950)	(39,690)	(70,586)
Interest income	119	1,037	3,532
Gain (loss) in unconsolidated affiliates	(178)	97	8
Loss on debt extinguishment	—	(97,248)	(6,952)
Other income (expense), net	(736)	1,062	(500)

Total other income (expense)	(63,745)	(134,742)	(74,498)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	6,906	(62,152)	(36,668)
PROVISION (BENEFIT) FOR INCOME TAXES	5,679	821	(15,455)
MINORITY INTEREST EXPENSE, NET OF TAX	1,878	2,486	3,026

LOSS FROM CONTINUING OPERATIONS	(651)	(65,459)	(24,239)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2,907	64,091	382,010

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	2,256	(1,368)	357,771
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX OF $185,450	—	(303,000)	—

NET INCOME (LOSS)	2,256	(304,368)	357,771
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,984

NET (INCOME) LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(6,728)	$(313,352)	$348,787

The accompanying notes to consolidated financial statements are an integral part of these statements.
In the years ended February 28 (29), 2004, 2005 and 2006, $9.5 million, $6.8 million and $4.7 million, respectively, of our noncash compensation was attributable to our stations, while $5.3 million, $4.5 million and $4.2 million was attributable to corporate, respectively.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations, before accounting change	$(0.18)	$(1.33)	$(0.78)
Discontinued operations, net of tax	0.06	1.15	8.91
Cumulative effect of accounting change, net of tax	—	(5.40)	—

Net income (loss) available to common shareholders	$(0.12)	$(5.58)	$8.13

DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations, before accounting change	$(0.18)	$(1.33)	$(0.78)
Discontinued operations, net of tax	0.06	1.15	8.91
Cumulative effect of accounting change, net of tax	—	(5.40)	—

Net income (loss) available to common shareholders	$(0.12)	$(5.58)	$8.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2005	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,054	$140,822
Accounts receivable, net of allowance for doubtful accounts of $1,525 and $2,080, respectively	63,353	67,120
Prepaid expenses	14,649	16,874
Other	9,275	10,239
Current assets — discontinued operations	63,754	20,151

Total current assets	167,085	255,206

PROPERTY AND EQUIPMENT:
Land and buildings	26,913	28,682
Leasehold improvements	14,539	17,516
Broadcasting equipment	47,612	55,364
Office equipment and automobiles	34,033	35,984
Construction in progress	3,357	4,571

	126,454	142,117
Less-Accumulated depreciation and amortization	63,934	75,771

Total property and equipment, net	62,520	66,346

INTANGIBLE ASSETS:
Indefinite lived intangibles	880,499	874,783
Goodwill	106,808	77,413
Other intangibles	35,996	47,749

	1,023,303	999,945
Less-Accumulated amortization	23,026	27,349

Total intangible assets, net	1,000,277	972,596

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $1,246 and $2,835, repectively	10,852	11,958
Investments	7,607	7,815
Deferred tax assets	78,583	—
Deposits and other	9,514	25,320

Total other assets, net	106,556	45,093

Noncurrent assets — discontinued operations	486,597	173,460

Total assets	$1,823,035	$1,512,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2005	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,848	$25,221
Current maturities of long-term debt	7,688	129,175
Accrued salaries and commissions	10,244	12,109
Accrued interest	9,582	9,561
Deferred revenue	13,409	13,734
Other	5,696	6,070
Current liabilities — discontinued operations	49,474	26,033

Total current liabilities	115,941	221,903

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT, NET OF CURRENT PORTION	1,172,563	664,424
SENIOR DISCOUNT NOTES, NET OF CURRENT PORTION	1,245	—
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	5,422	3,520
OTHER NONCURRENT LIABILITIES	1,804	3,341
MINORITY INTEREST	48,021	48,465
DEFERRED INCOME TAXES	—	127,228
NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	25,447	28,341

Total liabilities	1,370,443	1,097,222

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES	—	143,750

SHAREHOLDERS’ EQUITY:

Series A cumulative convertible preferred stock, $0.01 par value; $50.00 liquidation preference; authorized 10,000,000 shares; issued and outstanding 2,875,000 shares	29	—
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 51,621,958 shares and 32,164,397 shares in 2005 and 2006, respectively	516	322
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,850,762 shares and 4,879,774 shares in 2005 and 2006, respectively	48	49
Additional paid-in capital	1,041,128	513,879
Accumulated deficit	(589,354)	(240,567)
Accumulated other comprehensive income (loss)	225	(1,954)

Total shareholders’ equity	452,592	271,729

Total liabilities and shareholders’ equity	$1,823,035	$1,512,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 28, 2006
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2003	2,875,000	$29	48,874,017	$489	5,011,348	$50

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—	—	—
Issuance of common stock to employees and officers and related income tax benefits	—	—	657,857	6	—	—
Sale of Class A Common Stock via secondary offering	—	—	1,157,960	12	27,572	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in fair value of hedged derivatives	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE FEBRUARY 29, 2004	2,875,000	29	50,689,834	507	5,038,920	50

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	200,000	2	(200,000)	(2)
Exercise of stock options and related income tax benefits	—	—	101,401	1	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	—	—	630,723	6	11,842	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2005	2,875,000	29	51,621,958	516	4,850,762	48

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	—	—	214,092	2	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	—	—	578,347	6	29,012	1
Purchases of common stock	—	—	(20,250,000)	(202)	—	—
Reclass preferred stock to mezzanine	(2,875,000)	(29)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income (loss)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2006	—	$—	32,164,397	$322	4,879,774	$49

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2006
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Loss	Equity
BALANCE, FEBRUARY 28, 2003	$990,770	$(269,274)	$(17,359)	$704,705

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Issuance of common stock to employees and related income tax benefits	12,826	—	—	12,832
Sale of Class A Common Stock via secondary offering	21,887	—	—	21,899
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	2,256	—
Cumulative translation adjustment	—	—	13,859
Change in fair value of hedged derivatives	—	—	2,379
Total comprehensive loss	—	—	—	18,494

BALANCE, FEBRUARY 29, 2004	1,025,483	(276,002)	(1,121)	748,946

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	(20)	—	—	(19)
Issuance of Class A Common Stock to employees and officers and related income tax benefits	15,665	—	—	15,671
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	(304,368)	—
Cumulative translation adjustment	—	—	1,346
Total comprehensive loss	—	—	—	(303,022)

BALANCE, FEBRUARY 28, 2005	1,041,128	(589,354)	225	452,592

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	4,675	—	—	4,677
Issuance of Common Stock to employees and officers and related income tax benefits	9,971	—	—	9,978
Purchases of common stock	(398,174)	—	—	(398,376)
Reclass preferred stock to mezzanine	(143,721)	—	—	(143,750)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	357,771	—
Cumulative translation adjustment	—	—	(2,179)
Total comprehensive income	—	—	—	355,592

BALANCE, FEBRUARY 28, 2006	$513,879	$(240,567)	$(1,954)	$271,729

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2004	2005	2006
OPERATING ACTIVITIES:
Net income (loss)	$2,256	$(304,368)	$357,771
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(2,907)	(64,091)	(382,010)
Impairment losses	—	—	37,372
Loss on debt extinguishment	—	97,248	6,952
Cumulative effect of accounting change, net	—	303,000	—
Depreciation and amortization	19,334	17,899	19,859
Accretion of interest on senior discount notes, including amortization of related debt costs	26,524	5,707	164
Minority interest expense, net	1,878	2,486	3,026
Provision for bad debts	1,862	1,924	3,228
Provision (benefit) for deferred income taxes	5,679	821	(15,588)
Noncash compensation	14,821	11,300	8,906
Loss on disposal of assets	78	795	94
Tax benefits of exercise of stock options	2,775	(2,305)	642
Other	3,640	1,070	(2,178)
Changes in assets and liabilities —
Accounts receivable	(1,975)	(3,709)	(4,813)
Prepaid expenses and other current assets	685	(77)	2,209
Other assets	2,622	(5,664)	(4,393)
Accounts payable and accrued liabilities	(5,291)	(4,280)	3,658
Deferred revenue	(1,163)	(489)	325
Other liabilities	(12,699)	(4,554)	(11,074)
Net cash provided by operating activities — discontinued operations	60,046	70,091	45,027

Net cash provided by operating activities	118,165	122,804	69,177

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,942)	(10,519)	(12,833)
Disposal of property and equipment	1,804	—	—
Cash paid for acquisitions	(109,470)	—	(15,834)
Proceeds from sale/exchange of stations, net	—	82,078	—
Deposits on acquisitions and other	(479)	(861)	(96)
Net cash provided by (used in) investing activities — discontinued operations	(28,272)	(16,349)	889,031

Net cash provided by (used in) investing activities	(146,359)	54,349	860,268

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2004	2005	2006
FINANCING ACTIVITIES:
Payments on long-term debt	(105,066)	(1,464,718)	(889,638)
Proceeds from long-term debt	138,000	1,376,500	501,500
Settlement of tax withholding obligations	(1,774)	(1,586)	(2,729)
Purchases of the Company’s Class A Common Stock, including transaction costs	—	—	(398,376)
Proceeds from exercise of stock options and employee stock purchases	10,555	2,581	4,135
Premiums paid to redeem outstanding obligations	—	(72,810)	—
Payments for debt related costs	(646)	(12,052)	(10,585)
Preferred stock dividends	(8,984)	(8,984)	(8,984)

Net cash provided by (used in) financing activities	32,085	(181,069)	(804,677)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,891	(3,916)	124,768
CASH AND CASH EQUIVALENTS:
Beginning of period	16,079	19,970	16,054

End of period	$19,970	$16,054	$140,822

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$56,720	$60,166	$88,791
Income taxes	1,143	286	5,045
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	25,932	14,650	13,249

ACQUISITION OF WBPG-TV (Now Held for Sale)
Fair value of assets acquired	$11,854
Cash paid	11,656

Liabilities recorded	$198

ACQUISITION OF AUSTIN RADIO
Fair value of assets acquired	$154,867
Cash paid	106,478

Liabilities recorded	$48,389

ACQUISITION OF RADIO STATIONS IN BELGIUM
Fair value of assets acquired	$2,992
Cash paid	2,992

Liabilities recorded	$—

EXCHANGE OF ASSETS FOR WLUP-FM
Fair value of assets acquired		$128,741
Basis in assets exchanged		147,169
Gain on exchange of assets		56,225
Cash received		(74,778)

Liabilities recorded		$125

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2004	2005	2006
ACQUISITION OF RADIO STATIONS IN SLOVAKIA
Fair value of assets acquired			$17,815
Cash paid			12,563

Liabilities recorded			$5,252

ACQUISITION OF RADIO STATIONS IN BULGARIA
Fair value of assets acquired			$4,814
Cash paid			3,271

Liabilities recorded			$1,543

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
     b. Organization
     Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1k for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. We own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago. Additionally, we own and operate fifteen FM and two AM radio stations with strong positions in Phoenix, St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. We have entered into an agreement to sell our remaining radio station in Phoenix (See Note 15). We also own and operate three television stations, each of which is affiliated with different networks. Our CBS, Fox and WB stations serve the markets of New Orleans, Honolulu and Orlando, respectively. We have entered into an agreement to sell our television station in Orlando (See Note 15). In addition to our domestic radio and TV broadcasting properties, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnat, Tu Ciudad and Country Sampler and related magazines. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, a national radio network in Slovakia, have a 59.5% interest in a national radio station in Hungary and have a 66.5% interest in a national radio network in Bulgaria. We also engage in various businesses ancillary to our business, such as broadcast consulting and broadcast tower leasing.
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
     d. Allowance for Doubtful Accounts
     An allowance for doubtful accounts is recorded based on management’s judgement of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss activity and existing economic conditions. The activity in the allowance for doubtful accounts during the years ended February 2004, 2005 and 2006 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 29, 2004	$1,601	1,862	(1,732)	$1,731
Year ended February 28, 2005	$1,731	1,924	(2,130)	$1,525
Year ended February 28, 2006	$1,525	3,228	(2,673)	$2,080

     e. Television Programming
     Emmis has agreements with distributors for the rights to television programming over contract periods which generally run from one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability — discontinued operations in the accompanying consolidated balance sheets.
     The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Amortization of program contract costs is computed under either the straight-line method over the contract period or based on usage, whichever yields the greater amortization for each program on a monthly basis. Program contract costs that management expects to be amortized in the succeeding year are classified as current assets — discontinued operations. Program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the programming received in the exchange. Although the asset and liability for programming not currently available for air are not reflected in the accompanying consolidated balance sheets, this programming is evaluated at least annually for impairment.
     f. Local Programming and Marketing Agreement Fees
     The Company often enters into Local Programming and Marketing Agreements (LMAs) in connection with acquisitions of radio and television stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into LMAs in connection with dispositions of radio and television stations. In such cases the Company may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.
     As discussed in Note 6, the Company entered into various LMAs during the three years ended February 28, 2006. The Company entered into a LMA on December 1, 2004 in connection with an exchange of radio stations that closed effective January 1, 2005. For the year ended February 28, 2005, Emmis recorded $0.8 million of LMA revenue, which is reflected in discontinued operations, and recorded $0.2 million of LMA expense, which is reflected in corporate expenses. For the year ended February 28, 2005, amounts reflected in the Company’s income from operations for the radio station operated under the LMA (excluding LMA fees) were net revenues of $0.6 million and station operating expenses of $0.4 million. The Company entered into a LMA on September 23, 2005 in connection with the sale of one of its St. Louis radio stations, which was consummated May 5, 2006 (See Note 15). The Company receives no compensation under the terms of the agreement. The Company entered into a LMA on November 30, 2005 in connection with the planned sale of its television station in Gulf Shores, AL. The Company received $9 million of the $12 million purchase price on November 30, 2005 with the remaining $3 million due upon the closing of the transaction. The Company receives $0.2 million per year payable in monthly installments related to this LMA. The Company entered into a LMA on December 5, 2005 in connection with the planned sale of its television station in Omaha, NE. Under the terms of the LMA, the buyer of the station will pay $5 million to the Company on October 15, 2007 and an additional $5 million on October 15, 2008 if closing on the station has not occurred. However, the Company receives no monthly compensation under the terms of the agreement.
     g. Noncash Compensation
     Noncash compensation includes compensation expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses or stock options, Company matches of common stock in the 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. The Company previously adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and adopted SFAS No. 123(R), as revised, “Share Based Payments,” on March 1, 2006 (see Note 1w and 1x).
     In December 2001, Emmis instituted a 10% pay cut for substantially all of its non-contract employees and also began a stock compensation program under its 2001 Equity Incentive Plan. All Emmis employees who were affected by the pay cut were automatically eligible to participate in the stock compensation program, and all other employees are eligible to participate in the program by taking a voluntary pay cut. Each participant in the program could elect to receive the portion of their compensation that was cut in the form of stock that was issued every two weeks or in the form of restricted stock that vested and was issued after the end of the award year in January 2003. The stock that was issued every two weeks was awarded based on the fair market value of Emmis’ Class A Common Stock on the date it was issued. The restricted stock was awarded based on a discount off the initial fair market value of Emmis’ Class A Common Stock. The Company modified the plan in the calendar years 2003, 2004 and 2005, making the plan mandatory for a smaller group of employees. During the years ended February 2004, 2005 and 2006, the stock compensation program reduced cash compensation expense by approximately $9.0 million, $7.0 million and $4.0 million, respectively, but noncash compensation increased by the same amount. We issued approximately 0.8 million, 0.5 million and 0.3 million shares of common stock during the calendar 2003, 2004 and 2005 award years, respectively. Effective January 1, 2006, we further curtailed our stock compensation program by making the program elective for all employees.
     Emmis matches employee contributions to a 401(k) plan up to a maximum of $2 thousand per employee, with one-half of the contribution made in Emmis stock. Noncash compensation expense related to our 401(k) stock match was $0.6 million, $0.8 million and $0.9 million for the three year period ended February 28, 2006, respectively.
     On March 1, 2005 Emmis granted approximately 0.2 million shares of restricted stock or restricted stock units to certain of its employees in lieu of stock options, which significantly reduced the Company’s annual stock option grants. Although Emmis does not begin expensing stock options until March 1, 2006 [pursuant to SFAS No. 123(R)], it expenses the value of these restricted stock and restricted stock unit grants over their applicable vesting period, which ranges from 2 to 3 years. The Company recognized $1.1 million of noncash compensation expense related to the March 1, 2005 restricted stock and restricted stock unit grants in fiscal 2006.
     In its quarter ended February 28, 2006, the Company reversed approximately $1.2 million of noncash compensation expense previously accrued as the service conditions of certain awards were not satisfied.
     h. Cash and Cash Equivalents
     Emmis considers time deposits, money market fund shares and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
     i. Property and Equipment
     Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets which are 31.5 years for buildings, not more than 32 years or the life of the lease, whichever is lower for leasehold improvements, and 5 to 7 years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended February 2004, 2005 and 2006 was $11.9 million, $12.5 million and $12.8 million, respectively.
     j. Intangible Assets and Goodwill
     Intangible assets are recorded at cost. The cost of the broadcast license for Slager Radio is being amortized over the five-year term of the license, which expires in November 2009. The cost of the broadcast licenses in Belgium is being amortized over the initial nine-year term of the licenses, which expire in December 2012. The cost of the broadcast license in Slovakia is being amortized over the initial 8 year term of the license, which expires in February 2013. The cost of the broadcast licenses in Bulgaria is being amortized over the initial 7 year term of the licenses, which expire in December 2012. Other definite-lived intangibles are amortized using the straight-line method over varying periods, none in excess of 40 years. Effective March 1, 2002, we ceased amortization of goodwill and FCC licenses in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 8). FCC licenses are renewed every eight years for a nominal amount, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.
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
     Since its adoption of EITF Topic D-108 on December 1, 2004, the Company has used a direct-method valuation approach known as the greenfield income valuation method when it performs its annual impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its units of accounting if the unit of accounting were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting was just beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. For its radio stations, the Company has determined the unit of accounting to be all of its stations in a local market.
          Goodwill
     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducted the two-step impairment test as of December 1, 2003, 2004 and 2005. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. The market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
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
k. Discontinued operations and assets held for sale
     The Company records amounts in discontinued operations as required by the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations for all periods presented.

Summary of Discontinued Operations Activity:

	Year ended February 28 (29),
	2004	2005	2006
Income (loss) from operations:
Television	$12,837	$38,249	$24,869
WRDA-FM	(1,400)	(1,373)	(777)
Phoenix radio stations	9,411	7,650	440
Votionis	909	(490)	—

Total	21,757	44,036	24,532
Less: Provision for income taxes	7,922	13,587	9,562

Income from operations, net of tax	13,835	30,449	14,970

Gain on sale of discontinued operations:
Television	—	—	572,975
Phoenix radio stations	—	57,012	—
Less: Provision for income taxes	—	23,370	205,935

Gain on sale of discontinued operations, net of tax	—	33,642	367,040

Other:
Cumulative currency translation loss -
Votionis	(10,928)	—	—

Income from discontinued operations, net of tax	$2,907	$64,091	$382,010

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that its television stations needed to be aligned with a company that was larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of February 28, 2006 the Company has sold thirteen of its sixteen television stations (See Note 6). On May 5, 2006, the Company entered into an agreement to sell its television station in Orlando (See Note 15). The Company expects to enter into agreements to sell its remaining television stations in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”) and the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Year ended February 28 (29),
	2004	2005	2006
Net revenues	$235,938	$264,865	$213,130
Station operating expenses, excluding noncash compensation	150,485	161,149	149,235
Depreciation and amortization	30,174	30,156	12,322
Noncash compensation	7,715	5,197	3,225
Interest expense	23,008	26,967	21,954
Income before taxes	12,837	38,249	24,869
Provision for income taxes	4,878	15,683	9,701
Gain on sale of stations, net of tax	—	—	367,040
     Net assets related to our television division are classified as discontinued operations in the accompanying balance sheets as follows:

	February 28, 2005	February 28, 2006
Current assets:
Accounts receivable, net	$43,634	$10,130
Current portion of TV program rights	16,562	7,988
Prepaid expenses	1,849	275
Other	1,617	1,690

Total current assets	63,662	20,083

Noncurrent assets:
Property and equipment, net	130,016	27,477
Intangibles, net	335,341	124,369
Other noncurrent assets	7,466	8,622

Total noncurrent assets	472,823	160,468

Total assets	$536,485	$180,551

Current liabilities:
Accounts payable and accrued expenses	$8,686	$3,360
Current portion of TV program rights	30,910	12,731
Accrued salaries and commissions	6,141	1,076
Deferred revenue	882	7,454
Other	2,697	1,412

Total current liabilities	49,316	26,033

Noncurrent liabilities:
TV program rights payable, net of current portion	18,634	9,845
Other noncurrent liabilities	6,806	18,496
Total noncurrent liabilities	25,440	28,341

Total liabilities	$74,756	$54,374

     Certain debt would be required to be repaid as a result of the disposition of the Company’s television assets. The Company has allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified.
     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Although the extent of the property damage is estimated to be approximately $11.5 million, Emmis believes that it is insured (subject to applicable deductibles) for substantially all property losses resulting from Katrina and subsequent flooding as it maintained Federal flood insurance and private flood insurance. Since Emmis believes recovery of insurance proceeds under its relevant policies is probable, no adjustments to the carrying values of

WVUE property were made as of February 28, 2006. Additionally, the Company recorded a $0.6 million reserve against WVUE accounts receivable due to the impact of the flooding on the local economy. The charge is reflected in the year ended February 28, 2006 in the preceding table. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
WRDA-FM
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. This sale closed May 5, 2006 (See Note 15). Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest of the station. The assets and liabilities of WRDA-FM have been classified as held for sale as of February 28, 2005 and 2006 and its results of operations for the three years ended February 28, 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements. WRDA-FM had historically been included in the radio segment.
     The following table summarizes certain operating results for WRDA-FM for all periods presented:

	Year ended February 28 (29),
	2004	2005	2006
Net revenues	$2,598	$1,775	$851
Station operating expenses, excluding noncash compensation	3,554	2,900	1,497
Noncash compensation	186	73	19
Depreciation and amortization	257	175	51
Loss before taxes	(1,400)	(1,373)	(777)
Benefit for income taxes	(532)	(563)	(319)
     Net assets related to WRDA-FM are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2005	February 28, 2006
Current assets:
Prepaid expenses	$64	$—
Other	28	68

Total current assets	92	68

Noncurrent assets:
Property and equipment, net	782	—
Intangibles, net	12,992	12,992

Total noncurrent assets	13,774	12,992

Total assets	$13,866	$13,060

Current liabilities:
Accounts payable and accrued expenses	$61	$—
Accrued salaries and commissions	49	—
Deferred revenue	44	—
Other	4	—

Total current liabilities	158	—

Noncurrent liabilities:
Other noncurrent liabilities	7	—

Total noncurrent liabilities	7	—

Total liabilities	$165	$—

Phoenix
     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash, including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under LMAs on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recognized a gain on sale of $33.6 million, net of tax, which is included in income from discontinued operations for the year ended February 28, 2005 in the accompanying consolidated financial statements. The following table summarizes certain operating results for the three Phoenix stations for all periods presented:

	Year ended February 28 (29),
	2004	2005	2006
Net revenues	$26,714	$24,443	$—
Station operating expenses, excluding noncash compensation	15,691	15,726	(440)
Noncash compensation	728	468	—
Depreciation and amortization	767	592	—
Pre-tax income	9,411	7,650	440
Provision for income taxes	3,576	3,142	180
Votionis
     On May 12, 2004, Emmis sold to its minority partners for $7.3 million in cash its entire 75% interest in Votionis, S.A. (“Votionis”), which owns and operates two radio stations in Buenos Aires, Argentina. In connection with the sale, Emmis recorded a loss from discontinued operations of $10.0 million in fiscal 2004. In fiscal 2005, Emmis recorded income from discontinued operations of $4.2 million, consisting of operational losses of $0.5 million, offset by tax benefits of $4.7 million. The Argentine peso substantially devalued relative to the U.S. dollar early in 2002. The $10.0 million loss in fiscal 2004 was primarily attributable to the devaluation of the peso and resulting non-cash write-off of cumulative currency translation adjustments. Votionis had historically been included in the radio reporting segment. The following table summarizes certain operating results for Votionis for all periods presented:

	Year Ended February 28 (29),
	2004	2005	2006
Net revenues	$4,703	$1,693	$—
Station operating expenses, excluding noncash compensation	3,656	2,019	—
Depreciation and amortization	372	164	—
Pre-tax income (loss)	909	(490)	—
Provision (benefit) for income taxes	—	(4,675)	—
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
     l. Advertising and Subscription Acquisition Costs
     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 28, 2005 and 2006, we had approximately $2.1 million and $1.7 million in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2004, 2005 and 2006 was $13.8 million, $12.2 million and $13.6 million, respectively.
     m. Investments
     Emmis has a 50% ownership interest (approximately $5,114 as of February 28, 2005 and 2006) in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest (approximately $1,306 and $1,298 as of February 28, 2005 and 2006, respectively) in a company that operates a tower site in Austin, Texas. These investments are accounted for using the equity method of accounting. Emmis has numerous other investments that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $0.5 million as of February 28, 2005 or 2006. Collectively, these investments totaled $0.5 million and $0.6 million, respectively, as of February 28, 2005 and 2006. In addition to the investments described above, Emmis’ ownership interests in various partnerships related to our television division as of February 28, 2005 and 2006 totaled $2.7 million and $0.7 million, respectively. These investments are classified as noncurrent assets — discontinued operations in the accompanying consolidated balance sheets.
     Emmis has numerous investments accounted for using the cost method of accounting and all are evaluated at least annually for impairment. No cost method investment balance exceeded $1.0 million as of February 28, 2005 or 2006. Collectively, these investments totaled $0.7 million and $0.8 million, respectively, as of February 28, 2005 and 2006. In fiscal 2004, Emmis reduced the carrying value of one of its cost method investments from approximately $1.0 million to zero as the decline in the value of the investment, as determined by management, was deemed to be other than temporary. This expense is reflected in other income (expense), net in the accompanying consolidated statements of operations.
     n. Acquisition-Related Deferred Costs
     Emmis defers third-party costs associated with acquisition-related activities when the Company believes it is probable the services will result in Emmis acquiring the target. No acquisition-related costs were deferred as of February 28, 2006, but as of February 28, 2005 Emmis had deferred $0.3 million of such costs.

     o. Deferred Revenue and Barter Transactions
     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2004, 2005 and 2006 were $12.8 million, $10.7 million and $10.6 million, respectively, and barter expenses were $12.5 million, $10.8 million, and $9.9 million, respectively.
     p. Foreign Currency Translation
     The functional currency of our radio station in Hungary is the Hungarian forint. Slager Radio’s balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). Slager Radio’s results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio’s financial statements was ($1,197), $836 and $1,125 for the years ended February 2004, 2005, and 2006, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our Belgium radio stations is the Euro. These stations’ balance sheets have been translated from the Euro to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of our Belgium radio stations’ financial statements was $510 and $672 for the years ended February 2005 and 2006. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our national radio network in Slovakia is the koruna. The radio network’s balance sheets have been translated from the koruna to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of the Slovakian national radio network’s financial statements was $434 for the year ended February 2006. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our national radio network in Bulgaria is the leva. The radio network’s balance sheets have been translated from the leva to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of the Bulgarian national radio network’s financial statements was ($52) for the year ended February 2006. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of the two stations in Argentina, which were sold in May 2004, is the Argentinean peso, which until January 2002 was tied to the U.S. dollar through the Argentine government’s convertibility plan. In January 2002, the Argentine government allowed the peso to devalue and trade against the U.S. dollar independently. These two stations’ balance sheets have been translated from pesos to U.S. dollars using the exchange rate in effect at the subsidiary’s balance sheet date. The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of their financial statements was ($12,662) for the year ended February 29, 2004. The 2004 adjustment relates primarily to the reclassification to loss on discontinued operations of translation losses previously reported in other comprehensive income.
     q. Earnings Per Share
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (54,716,221, 56,128,590 and 42,876,229 shares for the years ended February 2004, 2005 and 2006, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2004, 2005 and 2006 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock is not included in the calculation of diluted net income per common share for each of the three years ended February 28, 2006 as the effect of these conversions would be antidilutive. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. Excluded from the calculation of diluted net income per share are 3.7 million weighted average shares that would result from the conversion of preferred shares for the years ended February 2004 and 2005, respectively, and 4.8 million weighted average shares that would result from the conversion of preferred shares for the year ended February 28, 2006. In the years ended February 2004, 2005 and 2006, approximately 0.3 million, 0.2 million and 0.4 million options, respectively, were excluded from the calculation of diluted net income per share as the effect of their conversion would be antidilutive.
     r. Income Taxes
     The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the Consolidated Statements of Operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.
     s. Long-Lived Tangible Assets
     The Company periodically considers whether indicators of impairment of long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals and other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the present value of anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. The Company records amounts in discontinued operations (see Note 1k for further discussion) as required by SFAS 144.
     t. Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.
     u. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these financial instruments. The Company had no interest-rate swap agreements outstanding as of February 28, 2005 and 2006. Except for the senior subordinated notes and senior discount notes, the carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt. On February 28, 2005 and 2006, the fair value of the senior subordinated notes was approximately $383.4 million and $364.7 million, respectively, and the fair value of the senior discount notes was approximately $1.4 million and $1.3 million, respectively. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
     v. Derivative Financial Instruments
     On March 1, 2001, Emmis adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. These statements require that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These standards result in additional volatility in reported assets, liabilities, earnings and other comprehensive income. SFAS No. 133 further requires that the fair value and effectiveness of each hedging instrument must be measured quarterly. The result of each measurement could result in fluctuations in reported assets, liabilities, other comprehensive income and earnings as these changes in fair value and effectiveness are recorded to the financial statements.
     See footnote 4 for discussion of the interest rate swap agreements in effect during fiscal 2004.
     w. Recent Accounting Pronouncements
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
     Statement No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under Statement No. 123 for the pro forma disclosure. The Company elected to follow the “modified prospective” method upon adoption of this pronouncement on March 1, 2006. Consequently, the Company began recognizing compensation cost as expense during its fiscal quarter ending May 31, 2006 for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model, which is the same option pricing model used to estimate grant date fair value for SFAS 123 for pro forma disclosures included in the table below. Although the Company did not have any significant unvested stock option awards outstanding as of February 28, 2006, it granted stock options to its employees on March 1, 2006 (See Note 15). The Company’s net income will be reduced by this grant and future grants of equity awards based on the fair value of those awards at the date of grant.
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
     x. Pro Forma Information Related To Stock-Based Compensation
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
     Had compensation cost for the Company’s grants of stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss available to common shareholders for these years would approximate the pro forma amounts below (in thousands, except per share data):

	Year Ended February 28 (29),
	2004	2005	2006
Net Income (Loss) Available to Common Shareholders:
As Reported	$(6,728)	$(313,352)	$348,787
Plus: Reported stock-based employee compensation costs, net of tax	14,539	9,776	7,169
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	(26,483)	(20,571)	(22,425)

Pro Forma	$(18,672)	$(324,147)	$333,531

Basic EPS:
As Reported	$(0.12)	$(5.58)	$8.13
Pro Forma	$(0.34)	$(5.78)	$7.78

Diluted EPS:
As Reported	$(0.12)	$(5.58)	$8.13
Pro Forma	$(0.34)	$(5.78)	$7.78
     Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards for the years ended February 2004 and 2005 reflect an immaterial adjustment to include certain options previously excluded from the calculation.
     In its quarter ended February 28, 2006, the Company accelerated the vesting of certain “out-of-the-money” stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R, resulting in the recognition of approximately $10.6 million of additional pro forma stock option expense, which is reflected in the year ended February 28, 2006 in the table above.
     On February 28, 2006, the Company extended the period during which certain terminated employees could exercise their stock options. All of the options were “out-of-the-money” and resulted in the recognition of approximately $3.1 million of additional pro forma stock option expense, which is reflected in the year ended February 28, 2006 in the table above.
     y. Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 28, 2006 presentation. The reclassifications have no impact on net income (loss) previously reported.
2. COMMON STOCK
     Emmis has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2005 and 2006, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issued and outstanding Class A and Class B common stock.
     On May 16, 2005, Emmis launched a “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 20.25 million shares of its Class A common stock for a price not greater than $19.75 per share nor less than $17.25 per share. The Tender Offer expired on June 13, 2005, and on June 20, 2005 Emmis purchased 20.25 million shares of its Class A common stock at a price of $19.50 per share, for an aggregate purchase price of $394.9 million, and incurred related fees and expenses of approximately $3.5 million. See Note 4 for discussion of financing related to the Tender Offer.
3. REDEEMABLE PREFERRED STOCK
     Emmis has authorized 10,000,000 shares of preferred stock, which may be issued with such designations, preferences, limitations and relative rights as Emmis’ Board of Directors may authorize.
     Emmis has 2.875 million shares of 6.25% Series A cumulative convertible preferred stock outstanding, which have a liquidation preference of $50 per share and a par value of $.01 per share. Each share of preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. At February 28, 2005, the conversion price was $39.06, which resulted in a conversion ratio of 1.28 shares of common stock per share of preferred stock. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share. Emmis has paid all quarterly dividends through April 15, 2006. Emmis may redeem the preferred stock for cash at 100.893% of the liquidation preference per share, plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date. On or after October 15, 2006, the redemption premium drops to 100% of the liquidation preference per share.
     In connection with the Company’s “Dutch Auction” tender offer, on May 16, 2005, Emmis filed Articles of Correction with the Indiana Secretary of State to correct the anti-dilution adjustment provisions of its outstanding convertible preferred stock. The same day, Emmis also filed a related lawsuit in Indiana state court. On June 1, 2005, Emmis entered into settlement agreements with certain holders of its outstanding convertible preferred stock. The settlement resulted in the amendment of Emmis’ Second Amended and Restated Articles of Incorporation to change the terms of the Company’s outstanding convertible preferred stock so that (a) a special anti-dilution formula applied to the Company’s tender offer (completed on June 13, 2005) that reduced the conversion price of the convertible preferred stock proportionately based on the aggregate consideration paid in the tender offer; (b) a new customary anti-dilution adjustment provision would apply to all other tender and exchange offers triggering an adjustment based on the aggregate consideration paid in such tender or exchange offer, the Company’s overall market capitalization and the market value of the Company’s Class A common stock determined over a 10-day trading period ending on the date immediately preceding the first public announcement of Emmis’ intention to effect a tender or exchange offer and (c) the holders of Emmis’ convertible preferred stock were granted the right to require Emmis to redeem their shares on the first anniversary of a going private transaction in which Jeffrey H. Smulyan and his affiliates participate that is not otherwise a change of control under the terms of the convertible preferred stock. All other anti-dilution provisions remained unchanged. As a result of the application of the special anti-dilution adjustment in the June 2005 tender offer, the conversion price was adjusted from $39.06 to $30.10. Consequently, as of February 28, 2006, each share of preferred stock is convertible into 1.66 shares of common stock. As a result of the redemption right given to holders of preferred stock in the fiscal year ended February 28, 2006, the Company reclassified the preferred stock from equity to mezzanine.

4.	CREDIT FACILITY, SENIOR SUBORDINATED NOTES, SENIOR FLOATING RATE NOTES AND SENIOR DISCOUNT NOTES
     The credit facility, senior subordinated notes, senior floating rate notes and senior discount notes were comprised of the following at February 28, 2005 and 2006:

	2005	2006
Credit Facility
Revolver	$131,000	$—
Term Loan B	673,313	296,174
6 7/8% Senior Subordinated Notes Due 2012	375,000	375,000
Senior Floating Rate Notes Due 2012	—	120,000
12 1/2% Senior Discount Notes Due 2011	1,245	1,406

	1,180,558	792,580

Less: Current Maturities	6,750	128,156

	$1,173,808	$664,424

     In connection with the Tender Offer (see Note 2), on June 6, 2005, Emmis Operating Company amended its credit facility to (i) permit the Tender Offer and related transactions, (ii) reset financial covenants, and (iii) allow for payments on Emmis Communications Corporation’s floating rate senior notes discussed below. In order to finance the aggregate purchase price of the Tender Offer and to pay related fees and expenses, totaling $398.4 million, on June 13, 2005 Emmis Operating Company borrowed $100 million under the revolving portion of its amended credit facility and Emmis issued $300 million of its floating rate senior notes in a private placement (the “Interim Notes”). On June 21, 2005, Emmis issued $350 million of its floating rate senior notes (the “Notes”) in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. Emmis used approximately $40 million of the cash proceeds from the notes transactions to repay borrowings it had incurred under its revolving credit facility on June 13, 2005, approximately $10.6 million of cash proceeds from the notes transactions to pay debt issuance fees and approximately $1.1 million for interest and other. On August 9, 2005, Emmis exchanged the $350.0 million aggregate principal amount of the Notes for a new series of notes registered under the Securities Act. The terms of the new series of notes are identical to the terms of the Notes. On December 23, 2005 and February 7, 2006 Emmis gave notice to redeem $230.0 million and $120.0 million, respectively of the Notes. The Notes were redeemed on January 23, 2006 and March 9, 2006 at par, respectively. In connection with the redemption, Emmis wrote-off approximately $5.1 million of unamortized deferred debt costs as a loss on debt extinguishment in the quarter ended February 28, 2006 and will write-off the remaining unamortized deferred debt issuance costs of $2.6 million during the quarter ended May 31, 2006. Interest on the Notes accrued at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 10.4% at February 28, 2006).
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
CREDIT FACILITY
     Emmis’ credit facility provided for total borrowings of up to $1.025 billion, including (i) a $675 million term loan and (ii) a $350 million revolver, of which $100 million may be used for letters of credit. At February 28, 2005 and 2006, $2.7 million and $2.9 million, respectively, in letters of credit were outstanding. The term loan has been permanently reduced by repayments from television asset sale proceeds, one-half of the proceeds received from the radio station swap with Bonneville in January 2005 (see discussion below) and quarterly amortization. Since repayments under the term loan permanently reduce borrowing availability, we wrote-off approximately $1.8 million of unamortized deferred debt costs associated with the retired debt which is reflected as a loss on debt extinguishment in the accompanying consolidated statements of operations. The credit facility also provides for the ability to have incremental facilities of up to $675 million, of which up to $350 million may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility.
     All outstanding amounts under the credit facility bear interest, at the option of Emmis, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.5%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate or the alternative base rate are 1.75% and 0.75%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning one year after closing, the credit facility requires Emmis to maintain fixed interest rates, for at least a two year period, on a minimum of 30% of its total outstanding debt, as defined (including the senior subordinated debt, but excluding the senior discount notes). This ratio of fixed to floating rate debt must be maintained if Emmis’ total leverage ratio, as defined, is greater than 6:1 at any quarter end. The weighted-average interest rate on borrowings outstanding under the credit facility was 4.4% and 6.3% at February 28, 2005 and 2006, respectively. Due to its leverage at the time under the previous and current credit agreement, for the three years ended February 28, 2006, Emmis was only required to have interest-rate derivative agreements in place in fiscal 2004, although no such agreements were outstanding as of February 29, 2004. Interest paid under these swap arrangements was $3.4 million for the year ended February 2004. As indicated in Note 1v., Emmis accounts for interest rate swap agreements under SFAS No. 133 as amended by SFAS No. 138. As Emmis had designated these interest rate swap agreements as cash flow hedges, and the swaps were highly effective during the year ended February 29, 2004, the net liability was recorded as a component of comprehensive income and the ineffectiveness was not material. Net deferred debt costs of approximately $3.7 million and $3.1 million, respectively, relating to the credit facility are reflected in the accompanying consolidated balance sheets as of February 28, 2005 and 2006, and are being amortized over the life of the credit facility as a component of interest expense.
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
SCHEDULED AMORTIZATION/REDUCTION OF CREDIT FACILITY

	Term Loan A/
Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2007	—	6,750	6,750
2008	—	6,750	6,750
2009	—	6,750	6,750
2010	—	6,750	6,750
2011	350,000	269,174	619,174

Total	$350,000	$296,174	$646,174

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the credit facility. Whether these mandatory repayment provisions apply depends on Emmis’ total leverage ratio, as defined under the credit facility. As a result of the radio station swap with Bonneville in

January 2005, Emmis received $74.8 million, which Emmis used to repay amounts outstanding under the revolver of its senior credit facility. Under the terms of its senior credit facility, Emmis had twelve months to identify acquisitions to redeploy one-half of these proceeds or to repay amounts outstanding under the term loan of its senior credit facility. During the quarter ended February 28, 2006, one-half of the proceeds were used to repay amounts outstanding under the term loan. As a result of the television asset sales (see Note 6), Emmis received $896.7 million in net proceeds during the year ended February 28, 2006, of which $333.0 million was used to repay amounts outstanding under the term loan and $207.9 million was used to repay amounts outstanding under the revolver. Under the terms of its senior credit facility, Emmis has twelve months (until December 2006) to identify acquisitions to redeploy these proceeds, or 100% of the $207.9 million will have to be used to repay amounts outstanding under the term loan. In March 2006, $5.0 million of these proceeds were used to repay amounts outstanding under the term loan.
     See discussion above for write-off of unamortized deferred debt issuance costs related to permanent reductions in borrowing availability under the term loan.
     Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at February 28, 2006. As of February 28, 2006, the Company’s total debt-to-EBITDA leverage ratio, as defined, was 5.8:1 and the maximum debt to EBITDA leverage ratio was 7.25:1. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying cash dividends on common stock, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by Emmis and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the credit facility.
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
     The indenture governing the notes contains covenants limiting Emmis’ ability to, among other things, (1) incur additional indebtedness, (2) pay dividends or make other distributions to stockholders, (3) purchase or redeem capital stock or subordinated indebtedness, (4) make certain investments, (5) create restrictions on the ability of our subsidiaries to pay dividends or make payments to Emmis, (6) engage in certain transactions with affiliates, and (7) sell all or substantially all of the assets of Emmis and its subsidiaries, or consolidate or merge with or into other companies. Emmis was in compliance with these covenants at February 28, 2006.
     As a result of the television asset sales (see Note 6) and related repayment of the senior floating rate notes as discussed above, in accordance with the asset sale provisions of the senior subordinated notes, by late 2006, Emmis must either 1) make a par offer to redeem $350 million of the notes, or 2) repay $350 million of additional debt under its credit facility or 3) make a $350 million permitted investment in a related business, as defined in the agreement. Emmis is evaluating its options under this requirement, including a combination of the above, as well as the financing of the resulting transaction.
     Prior to May 10, 2004, Emmis had $300 million of 8 1/8% senior subordinated notes outstanding. These notes were retired in connection with the issuance of the the 6 7/8% senior subordinated notes. Although the terms of the 8 1/8% senior subordinated notes were similar to the existing 6 1/8% senior subordinated notes, the terms of the 6 7/8% senior subordinated notes are less restrictive.
SENIOR DISCOUNT NOTES
     On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $12.0 million of debt issuance costs. On July 1, 2002, Emmis redeemed approximately 22.6% of its senior discount notes. Approximately $60.1 million of the proceeds from the Company’s April 2002 equity offering were used to repay approximately $53.4 million of the carrying value of the discount notes at July 1, 2002 and pay approximately $6.7 million for a redemption premium. Substantially all of these notes were redeemed on May 10, 2004 in connection with our debt refinancing activities, which eliminated the restrictive covenants contained in the indenture. On February 7, 2006 notice to redeem the remaining outstanding notes were given and on March 9, 2006, the remaining outstanding notes ($1,406 million) were redeemed (see subsequent event Note 15). The notes accreted interest at a rate of 12 1/2% per year, compounded semi-annually to an aggregate principal amount of $1.4 million on March 15, 2006, after considering the July 2002 and May 2004 redemptions.
5. OTHER LONG-TERM DEBT
     Other long-term debt was comprised of the following at February 28, 2005 and 2006:

	2005	2006
Hungary:
License Obligation	$5,653	$3,940
Loans Payable	657	426
Other	50	173

Total Other Long-Term Debt	6,360	4,539
Less: Current Maturities	938	1,019

Other Long-Term Debt, Net of Current Maturities	$5,422	$3,520

     Our 59.5% owned Hungarian subsidiary, Slager Radio Rt., has certain obligations which are consolidated in our financial statements due to our majority ownership interest. However, Emmis is not a guarantor of or required to fund these obligations. Subsequent to the license restructuring completed in December 2002, Slager Radio must pay, in Hungarian forints, five equal annual installments that commenced in November 2005 and end in November 2009, for a radio broadcast license to the Hungarian government. The obligation is non-interest bearing; however, in accordance with the license purchase agreement, a Hungarian cost of living adjustment is calculated annually and is payable, concurrent with the principal payments, on the outstanding obligation. The cost of living adjustment is estimated each reporting period and is included in interest expense. The license obligation has been discounted at an imputed interest rate of approximately 7% to reflect the obligation at its fair value. The total license obligation of $3.9 million (in U.S. dollars) as of February 28, 2006, is reflected net of an unamortized discount of $0.7 million.
     In addition, Slager Radio is obligated to pay certain loans to its shareholders. At February 28, 2006, loans payable to the minority shareholders were (in U.S. dollars) approximately $0.4 million. The loans are due at maturity in September 2009 and bear interest at LIBOR plus 4% (9.2% at February 28, 2006). Interest payments on the loans are made quarterly.
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

6.	ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
Sale of television stations to SJL Broadcast Group, LLC
     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI, and also sold the stock of the corporation that owns KSNW in Wichita, KS and KSNT in Topeka, KS, to SJL Broadcast Group, LLC (“SJL”) for $253.0 million of gross cash proceeds and a $6.0 million note receivable, which is reflected in deposits and other in the accompanying consolidated balance sheets. Emmis recorded a gain on sale of $88.2 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. After the closing of the sale of these four stations, Emmis made a special payment to television employees of approximately $16.7 million and to corporate employees (other than executive officers) of approximately $0.9 million. These costs were expensed in the Company’s quarter ended February 28, 2006, commensurate with the closing of these four stations to SJL, as the special payment was conditioned on the closing (or commencement of an LMA) on thirteen of the original sixteen television stations and the closing of the sale of these four stations to SJL satisfied that requirement.
Sale of television stations to Journal Communications
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications for $225.0 million of gross cash proceeds. Emmis recorded a gain on sale of $92.6 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. The FCC did not consent to the transfer of the FCC license for KMTV due to Journal’s existing radio station ownership in the Omaha market. Journal must divest of some of its radio holdings before the FCC will approve the transfer of KMTV’s FCC license from Emmis to Journal. On December 5, 2005, Emmis entered into a LMA with Journal for KMTV. Pursuant to the LMA, Journal began programming the station on December 5, 2005 and records all of the revenues and expenses of the station. Journal makes no monthly payments to Emmis under the LMA, but reimburses Emmis for substantially all of Emmis’ costs to operate the station. Journal paid a portion of the purchase price of KMTV on December 5, 2005 and will pay an additional $5 million on October 15, 2007 and an additional $5 million on October 15, 2008 if closing on KMTV has not occurred. This $10 million due from Journal is reflected in deposits and other in the accompanying consolidated balance sheets.
Sale of television stations to Gray Television and LIN Television Corporation
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television for $186.0 million of gross cash proceeds. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus regional satellite stations) to LIN Television Corporation (“LIN”) (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM) for $248.0 million of gross cash proceeds and entered into a LMA with LIN for WBPG in Mobile, AL/Pensacola, FL. Emmis transferred to LIN all of the assets of WBPG except the FCC license, the WB affiliation agreement and a tower lease. LIN paid $9.0 million of the agreed-upon $12.0 million value of WBPG on November 30, 2005, with the remaining $3.0 million due upon the transfer of the remaining assets, which will terminate the LMA. The Company receives $0.2 million per year payable in monthly installments related to this LMA. Pursuant to the LMA, LIN began programming the station on November 30, 2005 and records all of the revenues and expenses of the station. In connection with these sales to Gray Television and LIN, Emmis recorded a gain on sale of $186.2 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations.
Acquisition of Radio Network in Bulgaria
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of approximately $3.3 million. This acquisition allowed Emmis to expand its international radio portfolio within Emmis’ Euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.5 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$205	Less than one year
Other current assets	16	Less than one year

Broadcasting equipment	571	5 years

International broadcast license	3,378	87 months

Goodwill	525	Non-amortizing

Investment and other long-term assets	119

Less: current liabilities	(370)
Less: deferred tax liabilities	(525)
Less: minority interest	(648)

Total purchase price	$3,271

WRDA-FM Disposition
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. This sale closed May 5, 2006 (See Note 15).
Acquisition of Radio Network in Slovakia
     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. This acquisition allowed Emmis to expand its international portfolio on the European continent and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The Company has recorded $1.9 million of goodwill, none of which is deductible for income tax purposes. The operating results from March 10, 2005 through December 31, 2005 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$2,126	Less than one year
Other current assets	1,486	Less than one year

Broadcasting equipment	2,649	5 years

Customer list	1,155	1 year

International broadcast license	8,632	94 months

Goodwill	1,865	Non-amortizing

Investment and other long-term assets	160	14 months

Less: current liabilities	(3,645)
Less: deferred tax liabilities	(1,865)

Total purchase price	$12,563

Phoenix-Chicago Radio Station Exchange
     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago and $74.8 million in cash, including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under LMAs on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recorded $13.0 million of goodwill, which is not deductible for tax purposes. The fair value of WLUP-FM was determined by Emmis and Bonneville to be $128.0 million. This amount, plus transaction costs of $0.7 million, was allocated as follows:

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
Belgium radio licenses
     On December 19, 2003, the Flemish Government awarded licenses to operate nine FM radio stations in the Flanders region of Belgium to several not-for-profit entities that have granted Emmis the exclusive right to provide the programming and sell the advertising on the stations for the duration that the not-for-profit entities retain the licenses. Five of these licenses are for the stations that Emmis began programming in August 2003, and the remaining four related to new stations that Emmis began operating in May 2004. The licenses and Emmis’ exclusive right are for an initial term of nine years and do not require the payment of any license fees to the Flemish Government. Subsequently, Emmis has acquired the exclusive right to provide programming and sell advertising on a couple of additional stations. Emmis consolidates all of these stations for financial reporting purposes.

Austin Radio Acquisition
     On July 1, 2003, Emmis effectively acquired a controlling interest of 50.1% in a partnership that owns six radio stations in the Austin, Texas metropolitan area for a cash purchase price of approximately $106.5 million, including transaction costs of $1.0 million. These six stations are KLBJ-AM, KLBJ-FM, KDHT-FM (formerly KXMG-FM), KROX-FM, KGSR-FM and KEYI-FM. This acquisition allowed Emmis to diversify its radio portfolio and participate in another large, high-growth radio market. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $35.3 million of goodwill, all of which is deductible for income tax purposes, but $25.7 million of this goodwill was written-off in connection with the Company’s fiscal 2006 SFAS No. 142 annual impairment review (see Note 8). In addition, Emmis has the option, but not the obligation, to purchase its partner’s entire 49.9% interest in the partnership after December 2007 based on an 18-multiple of trailing 12-month cash flow.
     For this transaction, the aggregate purchase price, including transaction costs of $1.0 million, was allocated as follows:

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

Sale of Mira Mobile
     Effective June 5, 2003, Emmis sold its mobile television production company, Mira Mobile Television, to Shooters Production Services, Inc. for $3.9 million in cash, plus payments for working capital. Emmis received $3.3 million of the purchase price at closing and received the remaining $0.6 million by December 2005. Emmis had acquired this business in connection with an acquisition in October 2000. The book value of the long-lived assets as of May 31, 2003 was $3.1 million, and the operating performance of Mira Mobile was not material to the Company. Emmis recorded a gain on the sale of these assets of approximately $0.9 million in the accompanying consolidated statements of operations.
WBPG-TV Acquisition
     Effective March 1, 2003, the Company acquired substantially all of the assets of television station WBPG-TV in Mobile, AL – Pensacola, FL from Pegasus Communications Corporation for a cash purchase price of approximately $11.7 million, including transaction costs of $0.2 million. This acquisition allowed the Company to achieve duopoly efficiencies in the market, such as lower programming acquisition costs and consolidation of general and administrative functions, since Emmis already owned the Fox-affiliated television station in the market, WALA. The acquisition was financed through borrowings under the credit facility and was accounted for as a purchase. The Company recorded $0.2 million of goodwill, all of which was deductible for income tax purposes.
     For this transaction, the aggregate purchase price, including transaction costs of $0.2 million, was allocated as follows:

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

     LIN Television Corporation began operating this station pursuant to a LMA on November 30, 2005 (see Sale of television stations to Gray Television and LIN Television Corporation above).
7. PRO FORMA FINANCIAL INFORMATION
     Unaudited pro forma summary information is presented below for the years ended February 28, 2005 and 2006, assuming the acquisition (and related net borrowings) of (i) a national radio network in Slovakia, (ii) a controlling interest of 66.5% in a national radio network in Bulgaria and (iii) WLUP-FM in January 2005 as discussed in Note 6 had occurred on the first day of the pro forma periods presented below.
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

	Pro Forma
	2005	2006
Net revenues	$369,998	$389,764

Net income from continuing operations and before accounting change	$(62,343)	$(24,967)

Net income available to common shareholders from continuing operations and before accounting change	$(71,327)	$(33,951)

Net income per share available to common shareholders from continuing operations and before accounting change:

Basic	$(1.27)	$(0.79)

Diluted	$(1.27)	$(0.79)

Weighted average shares outstanding:

Basic	56,129	42,876
Diluted	56,129	42,876
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
     Effective December 1, 2004, the Company adopted EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license. The Company elected to adopt EITF Topic D-108 as of December 1, 2004 and recorded a non-cash charge of $303.0 million, net of tax, in the year ended February 28, 2005 as a cumulative effect of an accounting change. This loss has no impact on the Company’s compliance with its debt covenants or cash flows.
          Indefinite-lived Intangibles
     As of February 28, 2005 and 2006, the carrying amounts of the Company’s FCC licenses were $880.5 million and $874.8 million, respectively. This amount is entirely attributable to our radio division.
     In connection with our fiscal 2006 annual impairment review, we recognized an impairment loss of $5.7 million, which related to radio stations in Phoenix, St. Louis and Terre Haute. This impairment loss principally related to lower than expected market growth in Phoenix, St. Louis and Terre Haute in our fiscal 2006, which led us to reduce our growth estimates for these markets in future years. The annual required impairment tests may result in future periodic write-downs.

     Upon adopting EITF Topic D-108 and applying the direct-valuation method valuation, the Company recorded a noncash charge of $303.0 million, net of $185.5 million in tax benefit. Approximately $5.5 million, net of $3.8 million in tax benefit, related to our radio segment and the remaining $297.5 million, net of $181.7 million in tax benefit, related to our television segment. The charge is recorded as a cumulative effect of an accounting change in the year ended February 28, 2005.
     In connection with our fiscal 2004 annual impairment review, we recognized an impairment loss of $12.4 million, which related to two stations in our television division. Although our television division as a whole performed well in fiscal 2004, one of our television stations underperformed its market and experienced a decline in its cash flows. We replaced certain management personnel at this station. Also, a contemplated transaction in a market in which we operate led us to re-evaluate the value we had assigned to our station. This impairment loss is reflected in discontinued operations in the accompanying consolidated statements of operations.
          Goodwill
     As of February 28, 2005 and 2006, the carrying amount of the Company’s goodwill was $106.8 million and $77.4 million, respectively. As of February 28, 2005 approximately $48.6 million and $58.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of February 28, 2006 approximately $25.2 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively.
     In connection with our fiscal 2006 annual impairment review, we recognized an impairment loss of $31.7 million, which related to our controlling ownership of a cluster in Austin and one of our publications. We purchased a controlling interest in six radio stations in Austin, Texas in July 2003. Since 2003, public market multiples for radio assets have declined and the Company determined that $25.7 million of the original $35.3 million of goodwill was impaired. We also recorded a $6.0 million goodwill impairment at one of our magazines due to a decline in the profitability of the magazine. We have taken steps to improve the magazine’s profitability, including staff reductions and the discontinuation of unprofitable ancillary products. The annual required impairment tests may result in future periodic write-downs.
     Our impairment tests on December 1, 2003 and 2004 resulted in no impairment charges.
          Definite-lived intangibles
     In accordance with the transitional requirements of SFAS No. 142, the Company reassessed the useful lives of these intangibles and determined that no changes to their useful lives were necessary. The following table presents the weighted-average remaining life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2005 and 2006 (dollars in thousands):

		February 28, 2005			February 28, 2006
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.4	$24,443	$13,486	$10,957	$34,975	$16,043	$18,932
Favorable Office Leases	7.3	689	179	510	914	286	628
Customer Lists	1.0	3,610	3,054	556	4,765	4,549	216
Non-Compete Agreements	1.3	5,738	5,681	57	5,738	5,717	21
Other	24.6	1,516	626	890	1,357	754	603

TOTAL		$35,996	$23,026	$12,970	$47,749	$27,349	$20,400

     Total amortization expense from definite-lived intangibles for the years ended February, 2004, 2005 and 2006 was $3.4 million, $3.3 million and $4.4 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded as of February 28, 2006 (dollars in thousands):

YEAR ENDED FEBRUARY,
2007	$3,685
2008	3,353
2009	3,317
2010	3,186
2011	1,954

9. EMPLOYEE BENEFIT PLANS
     a. Equity Incentive Plans
     The Company has stock options, restricted stock and restricted stock unit grants outstanding that were issued to employees or non-employee directors under one or more of the following plans: Non-Employee Director Stock Option Plan, 1997 Equity Incentive Plan, 1999 Equity Incentive Plan, 2001 Equity Incentive Plan and 2002 Equity Incentive Plan. These outstanding grants continue to be governed by the terms of the applicable plan. However, all unissued awards under the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Incentive Plan were transferred in June 2004 to the Company’s 2004 Equity Compensation Plan (discussed below) and no further awards will be issued from these plans. Furthermore, cancelled and expired shares from the 1999 Equity Incentive Plan, 2001 Equity Incentive Plan and 2002 Equity Incentive Plan are transferred to the 2004 Equity Incentive Plan.
     2004 Equity Incentive Plan
     At the 2004 annual meeting, the shareholders of Emmis approved the 2004 Equity Compensation Plan. Under this plan, awards equivalent to 4.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under these plans) increase the number of shares of common stock available for grant. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). No more than 1.0 million shares of Class B common stock are available for grant and issuance from the 4.0 million additional shares of stock originally authorized for delivery under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 7.3 million shares of common stock were available for grant at February 28, 2006. Certain stock awards remained outstanding as of February 28, 2006. On March 1, 2006, options vesting over three years were granted to employees under the 2004 Equity Compensation Plan to purchase an additional 0.5 million shares of Emmis Communications Corporation common stock at $16.34 per share and an additional 0.2 million shares of restricted stock or restricted stock units vesting over a period of two to three years were issued to employees.
     b. Other Disclosures Related to Stock Option and Equity Incentive Plans
     A summary of the status of options, restricted stock and restricted stock units at February 2004, 2005 and 2006 and the related activity for the year is as follows:

	2004		2005		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Options/	Average	Options/	Average	Options/	Average
	Restricted	Exercise	Restricted	Exercise	Restricted	Exercise
	Stock/Units	Price	Stock/Units	Price	Stock/Units	Price
Outstanding at Beginning of Year	5,259,479	26.53	5,289,902	25.77	6,057,857	25.75
Options Granted	1,109,209	16.75	1,436,836	25.33	664,392	18.70
Restricted Stock/Units Granted	1,180,706	—	642,506	—	929,191	—
Exercised	(657,857)	15.74	(101,883)	16.64	(208,810)	18.20
Lapsing of restrictions on stock awards	(1,180,706)	—	(642,506)	—	(627,107)	—
Expired and other	(420,929)	22.69	(566,998)	23.69	(937,481)	23.91
Outstanding at End of Year	5,289,902	25.77	6,057,857	25.75	5,878,042	23.95
Exercisable at End of Year	2,754,389	27.78	3,197,755	27.01	5,016,980	25.15
Total Available for Grant	2,726,000		5,070,000		7,337,623
     During the years ended February 2004, 2005 and 2006, all options were granted with an exercise price equal to the fair market value of the stock on the date of grant. During the years ended February 2004, 2005 and 2006, the Company granted nonvested restricted stock of 57,500, 8,325 and 185,500 shares, respectively, at a weighted average fair value of $17.29, $20.48, and $18.79, respectively. In the year ended February 2006, the Company granted nonvested restricted stock units of 210,634 at a weighted average fair value of $18.83.

     The following information relates to options, restricted stock and restricted stock units outstanding and exercisable at February 28, 2006:

	Shares/Options Outstanding					Shares/Options Exercisable
				Weighted	Weighted		Weighted
Range of	Number of	Number of	Total	Average	Average		Average
Exercise	Vested	Unvested	Number of	Exercise	Remaining	Number of	Exercise
Prices	Shares/Options	Shares/Options	Shares/Options	Price	Contract Life	Shares/Options	Price
$0-$3.80	749	261,821	262,570	—	8.9	749	—
3.80-7.60	—	—	—	—	—	—	—
7.60-11.40	—	—	—	—	—	—	—
11.40-15.20	—	—	—	—	—	—	—
15.20-19.00	1,149,502	195,909	1,345,411	17.48	6.8	1,149,502	17.66
19.00-22.80	487,583	—	487,583	20.69	2.8	487,583	20.69
22.80-26.60	1,180,488	3,332	1,183,820	25.52	6.8	1,180,488	25.52
26.60-30.40	1,844,184	400,000	2,244,184	28.70	4.2	1,844,184	28.80
30.40-34.20	—	—	—	—	—	—	—
34.20-38.00	354,474	—	354,474	35.41	3.9	354,474	35.41

Totals	5,016,980	861,062	5,878,042	23.95	5.4	5,016,980	25.15

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	Year Ended February 28 (29),
	2004	2005	2006
Risk-Free Interest Rate:	3.4% - 4.5%	3.5% - 4.4%	4.0% - 4.1%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	8.6 - 9.2	6.8	6.0
Expected Volatility:	57.8% - 58.1%	55.7% - 56.4%	60.8%
     In addition to the benefit plans noted above, Emmis has the following employee benefit plans:
     c. Profit Sharing Plan
     In December 1986, Emmis adopted a profit sharing plan that covered all nonunion employees with six months of service. Contributions to the plan were at the discretion of the Emmis Board of Directors and were made in the form of newly issued Emmis common stock. The profit sharing plan was closed in August 2005 and all outstanding assets in the plan were transferred to the 401(k) plan. No contributions were made to the profit sharing plan in the three years ended February 28, 2006.
     d. 401(k) Retirement Savings Plan
     Emmis sponsors two Section 401(k) retirement savings plans. One is available to substantially all nonunion employees age 18 years and older who have at least 30 days of service and the other is available to certain union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. Effective March 1, 2003, Emmis elected to double its annual 401(k) match to $2 thousand per employee, with one-half of the contribution made in Emmis stock. The increased 401(k) match was made instead of making a contribution to the Company’s profit sharing plan. Emmis’ contributions to the plans for continuing operations totaled $1,293, $1,613 and $1,810 for the years ended February 2004, 2005 and 2006, respectively.

     e. Defined Contribution Health and Retirement Plan
     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $459, $566 and $677 for the years ended February 2004, 2005 and 2006, respectively.
     f. Employee Stock Purchase Plan
     The Company has in place an employee stock purchase plan that allows employees to purchase shares of the Company’s Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are subject to a maximum limitation of $22.5 thousand annually per employee. The Company did not record compensation expense pursuant to this plan in the years ended February 2004, 2005 and 2006 as it is designed to meet the requirements of Section 423(b) of the Internal Revenue Code. However, effective March 1, 2006, Emmis began recording compensation expense pursuant to this plan under SFAS No. 123R.
10. OTHER COMMITMENTS AND CONTINGENCIES
     a. TV Program Rights
     The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. These obligations are classified as liabilities – discontinued operations in the accompanying consolidated balance sheets. Future payments scheduled under contracts for programs available as of February 28, 2006, are as follows:

Fiscal year ended February 28 (29),
2007	$12,731
2008	5,178
2009	3,402
2010	1,265
2011	—
Thereafter	—

22,576
Less: Current Portion	12,731

TV Program Rights, Net of Current Portion	$9,845

     In addition, the Company has entered into commitments for future program rights (programs not available as of February 28, 2006). Future payments scheduled under these commitments are summarized as follows: Year ended February 2007 — $3,873; 2008 — $5,449; 2009 — $6,906; 2010 - $7,698; 2011 — $7,892; and thereafter — $5,060.
     b. Commitments Related to Radio Broadcast Agreements
     The Company has entered into agreements to broadcast certain syndicated programs and sporting events. Future payments scheduled under these agreements are summarized as follows: Year ended February 2007 — $2,114; 2008 — $1,788; 2009 — $1,484; 2010 — $1,425; 2011 — $484. Expense related to these broadcast rights totaled $1,993, $1,894 and $1,998 for the years ended February 2004, 2005 and 2006, respectively.
     c. Commitments Related to Operating Leases
     The Company leases certain office space, tower space, equipment, an airplane and automobiles under operating leases expiring at various dates through November 2020. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. Maintenance costs are recorded using the accrual method.
     Future minimum rental payments (exclusive of future escalation costs) required by non-cancelable operating leases, with an initial term of one year or more as of February 28, 2006, are as follows:

	Continuing	Discontinued
Fiscal year ended February 28 (29),	Operations	Operations
2007	$8,782	$515
2008	8,581	561
2009	8,166	573
2010	7,603	586
2011	5,888	482
Thereafter	25,097	2,480

	$64,117	$5,197

     Rent expense charged to continuing operations totaled $8,330 $7,259 and $7,258 for the years ended February 2004, 2005 and 2006, respectively. No sublease income was recorded during the three years ended February 28, 2006.
     d. Commitments Related to Employment Agreements
     The Company regularly enters into employment agreements with various officers and employees. These agreements generally specify base salary, along with bonuses and grants of stock and/or stock options based on certain criteria. Future minimum cash payments, consisting of primarily of base salary, scheduled under terms of these agreements are summarized as follows:

	Continuing	Discontinued
Fiscal year ended February 28 (29),	Operations	Operations
2007	$19,226	$1,905
2008	9,341	1,711
2009	5,101	885
2010	508	260
2011	188	—
Thereafter	—	—

	$34,364	$4,761

     In addition to future cash payments, at February 28, 2006, 0.1 million shares of common stock and options to purchase 1.0 million shares of common stock have been granted in connection with current employment agreements. Additionally, up to 0.2 million shares, and options to purchase up to 0.6 million shares of common stock, may be granted (or have been granted subject to forfeiture) under the agreements in the next three years.
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
11. INCOME TAXES
     The provision (benefit) for income taxes for the years ended February 2004, 2005 and 2006, consisted of the following:

	2004	2005	2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	133

	—	—	133

Deferred:
Federal	5,231	755	(13,108)
State	448	66	(2,143)
Foreign	—	—	(337)

	5,679	821	(15,588)

Provision (benefit) for income taxes	$5,679	$821	$(15,455)

Other Tax Related Information:

Tax benefit of minortiy interest income (expense)	(1,151)	(1,725)	(2,087)
Tax provision of discontinued operations	7,922	36,956	215,497
Tax benefit of accounting change	—	(185,450)	—
United States and foreign income (loss) before income taxes for the years ended February 2004, 2005 and 2006 was as follows:

	2004	2005	2006
United States	$6,765	$(62,691)	$(37,198)
Foreign	141	539	530

Income (loss) before income taxes	$6,906	$(62,152)	$(36,668)

     The provision (benefit) for income taxes for the years ended February 2004, 2005 and 2006 differs from that computed at the Federal statutory corporate tax rate as follows:

	2004	2005	2006
Computed income taxes at 35%	$2,417	$(21,754)	$(12,834)
State income tax	448	66	(2,143)
Nondeductible foreign losses	(54)	(189)	(405)
Nondeductible interest	716	142	4
Nondeducted redemption premium on senior discount notes	—	20,755	—
Other	2,152	1,801	(77)

Provision (benefit) for income taxes	$5,679	$821	$(15,455)

     During its year ended February 28, 2005, Emmis completed an evaluation of its statutory tax rate due to changes in its income dispersion in the various tax jurisdictions in which it operates. As a result of this review, Emmis increased the statutory rate it uses for its income tax provision from 38% to 41%.
     The components of deferred tax assets and deferred tax liabilities at February 28, 2005 and 2006 are as follows:

	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$125,188	$19,637
Compensation relating to stock options	2,263	2,367
Noncash interest expense	175	240
Deferred revenue	3,142	710
Television sale deferred credits	—	10,770
Tax credits	1,129	5,988
Other	2,195	3,270
Valuation allowance	(14,800)	(8,792)

Total deferred tax assets	119,292	34,190

Deferred tax liabilities
Intangible assets	(31,458)	(148,960)
Fixed Assets	(14,615)	(6,375)
Other	—	—

Total deferred tax liabilities	(46,073)	(155,335)

Net deferred tax assets (liabilities)	$73,219	$(121,145)

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for the net operating loss carryforwards related to the Company’s Belgium subsidiary. Additionally a valuation allowance has been provided for the net operating loss carryforwards related to certain state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized. Emmis does not have a valuation allowance related to the Federal net operating loss carryforward as management believes that the recovery from future taxable income is likely. Consolidated Federal net operating loss carryforwards, excluding those at the Company’s Belgium subsidiary, which do not expire, total approximately $16,688 and expire in 2025.
     Emmis is subject to regular audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various federal, state and foreign tax exposures that may arise in connection with such audits. As of February 28, 2006, Emmis had $26.0 million accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Emmis must record additional income tax expense in the period in which the assessments is determined. To the extent the Company had favorable settlements, or determines that reserves are no longer needed, such reserves are reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made.
     The $6 million of tax credits at February 28, 2006 related to alternative minimum tax carryforwards that can be carried forward indefinitely.
     United States Federal and state deferred income taxes have not been recorded on undistributed earnings of foreign subsidiaries because such earnings are intended to be indefinitely reinvested in these foreign operations. Determination of the deferred tax liability should the Company remit a portion of these earnings is not feasible because such liability is dependent on the circumstances if a future remittance were to occur.
12. SEGMENT INFORMATION
     Subsequent to the reclassification of television to discontinued operations, the Company’s operations are aligned into two business segments: Radio and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.
     The Company’s segments operate primarily in the United States, with one radio station located in Hungary and a network of radio stations in Belgium and a national radio network in Slovakia and Bulgaria. We sold our two radio stations in Argentina in May 2004. Results form operations for these two stations have been classified as discontinued operations in the accompanying consolidated statements of operations (see Note 1k and Note 6 for further discussion). The following table summarizes the net revenues and long lived assets of our international properties included in our consolidated financial statements.

	Net Revenues for the Year Ended February 28 (29),			Long-lived Assets as of February 28 (29),
	2004	2005	2006	2004	2005	2006
Hungary	11,621	17,363	19,214	8,482	8,193	5,541
Belgium	N/M	103	610	3,000	2,843	2,210
Slovakia	N/A	N/A	7,360	N/A	N/A	9,920
Bulgaria	N/A	N/A	311	N/A	N/A	4,091
     In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with Statement No. 144. Accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements and excluded from the segment disclosures below (see Note 1k and Note 6 for more discussion).

YEAR ENDED FEBRUARY 28, 2006	Radio	Publishing	Corporate	Consolidated
Net revenues	$300,545	$86,836	$—	$387,381
Station operating expenses, excluding noncash compensation	174,321	78,837	—	253,158
Corporate expenses, excluding noncash compensation	—	—	32,686	32,686
Depreciation and amortization	10,480	713	6,142	17,335
Noncash compensation	3,481	1,240	4,185	8,906
Impairment loss	31,372	6,000		37,372
(Gain) loss on disposal of assets	(5)	1	98	94

Operating income (loss)	$80,896	$45	$(43,111)	$37,830

Assets — continuing operations	$1,049,886	$80,626	$188,578	$1,319,090
Assets — discontinued operations	13,060	—	180,551	193,611

Total assets	$1,062,946	$80,626	$369,129	$1,512,701

YEAR ENDED FEBRUARY 28, 2005	Radio	Publishing	Corporate	Consolidated
Net revenues	$274,145	$77,675	$—	$351,820
Station operating expenses, excluding noncash compensation	152,603	67,870	—	220,473
Corporate expenses, excluding noncash compensation	—	—	30,792	30,792
Depreciation and amortization	8,508	858	6,504	15,870
Noncash compensation	4,749	2,007	4,544	11,300
(Gain) loss on disposal of assets	259	89	447	795

Operating income (loss)	$108,026	$6,851	$(42,287)	$72,590

Assets — continuing operations	$1,055,704	$84,480	$132,500	$1,272,684
Assets — discontinued operations	13,866		536,485	550,351

Total assets	$1,069,570	$84,480	$668,985	$1,823,035

YEAR ENDED FEBRUARY 29, 2004	Radio	Publishing	Corporate	Consolidated
Net revenues	$250,510	$76,108	$—	$326,618
Station operating expenses, excluding noncash compensation	135,884	65,809	—	201,693
Corporate expenses, excluding noncash compensation	—	—	24,105	24,105
Depreciation and amortization	8,307	873	6,090	15,270
Noncash compensation	6,768	2,780	5,273	14,821
(Gain) loss on disposal of assets	26	52	—	78

Operating income (loss)	$99,525	$6,594	$(35,468)	$70,651

Assets — continuing operations	$933,126	$82,983	$81,349	$1,097,458
Assets — discontinued operations	163,903		1,039,208	1,203,111

	$1,097,029	$82,983	$1,120,557	$2,300,569

13. RELATED PARTY TRANSACTIONS
     No loans were made to directors, officers or employees during periods covered by these financial statements. However, one loan to Jeffrey H. Smulyan remains outstanding. The approximate amount of such loan at February 28, 2005 and 2006 was $1,042 and $912, respectively. This loan bears interest at the Company’s average borrowing rate, which was approximately 4.4% and 6.3% as of February 28, 2005 and 2006, respectively.
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
     Emmis leases a plane for business use and has a time-share agreement with Mr. Smulyan for personal use. Under the time-share agreement, whenever Mr. Smulyan uses the plane for non-business purposes, he pays Emmis for the aggregate incremental cost to Emmis of operating the plane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost). Under the time-share agreement, Mr. Smulyan paid $51 and $72 in expenses for the years ending February 28, 2005 and 2006, respectively. In addition, under Internal Revenue Service regulations, to the extent Mr. Smulyan allows non-business guests to travel on the plane on a business trip or takes the plane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis. The Company believes that the terms of these transactions were no less favorable to the Company than terms available from independent third parties.
     Also, during the years ended February 28, 2005 and 2006, Emmis purchased approximately $186 and $124, respectively, of corporate gifts and specialty items from a company owned by the sister of Richard Leventhal, one of our directors.

14.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY NON-GUARANTORS
     Included in long-term debt and current maturities of long-term debt, is $375 million of senior subordinated notes and $120 million of senior floating rate notes. Both notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 28, 2006, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, Slovakia, Bulgaria and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.
     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only (issuer of the senior floating rate notes), Emmis Operating Company (EOC) Parent Company Only (issuer of the senior subordinated notes), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2005 and 2006 and for each of the three years in the period ended February 28, 2006.
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

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 28, 2006

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$129,701	$3,714	$7,407	$—	$140,822
Accounts receivable, net	—	—	56,364	10,756	—	67,120
Prepaid expenses	—	1,197	14,760	917	—	16,874
Program rights	—	—	—	—	—	—
Other	—	931	2,402	823	—	4,156
Deferred tax assets — current	—	6,083	—	—	—	6,083
Current assets — discontinued operations	—	—	20,151	—	—	20,151

Total current assets	—	137,912	97,391	19,903	—	255,206

Property and equipment, net	—	24,469	31,112	10,765	—	66,346
Intangible assets, net	—	—	837,502	135,094	—	972,596
Investment in affiliates	618,267	1,146,540	—	—	(1,764,807)	—
Other assets, net	2,672	54,762	3,843	1,565	(17,749)	45,093
Noncurrent assets — discontinued operations	—	—	173,460	—	—	173,460

Total assets	$620,939	$1,363,683	$1,143,308	$167,327	$(1,782,556)	$1,512,701

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$10,520	$8,312	$18,401	$(12,012)	$25,221
Current maturities of long-term debt	121,406	6,750	—	1,385	(366)	129,175
Current portion of TV program rights payable	—	—	—	—	—	—
Accrued salaries and commissions	—	4,092	7,174	843	—	12,109
Accrued interest	1,279	8,282	—	—	—	9,561
Deferred revenue	—	—	13,734	—	—	13,734
Other	1,123	3,263	1,360	324	—	6,070
Current liabilities — discontinued operations	—	—	26,033	—	—	26,033

Total current liabilities	123,808	32,907	56,613	20,953	(12,378)	221,903

Long-term debt, net of current maturities	—	664,424	—	—	—	664,424
Other long-term debt, net of current maturities	—	—	20	8,871	(5,371)	3,520
TV program rights payable, net of current portion	—	—	—	—	—	—
Other noncurrent liabilities	—	2,509	792	40	—	3,341
Minority Interest	—	—	—	48,465	—	48,465
Deferred income taxes	—	127,228	—	—	—	127,228
Noncurrent liabilities — discontinued operations	—	—	28,341	—	—	28,341

Total liabilities	123,808	827,068	85,766	78,329	(17,749)	1,097,222

PREFERRED STOCK	143,750	—	—	—	—	143,750

SHAREHOLDERS’ EQUITY:
Common stock	371	618,267	—	—	(618,267)	371
Additional paid-in capital	513,879	—	—	—	—	513,879
Subsidiary investment	—	—	275,907	128,089	(403,996)	—
Retained earnings/(accumulated deficit)	(160,869)	(79,698)	781,635	(35,469)	(746,166)	(240,567)
Accumulated other comprehensive loss	—	(1,954)	—	(3,622)	3,622	(1,954)

Total shareholders’ equity	353,381	536,615	1,057,542	88,998	(1,764,807)	271,729

Total liabilities and shareholders’ equity	$620,939	$1,363,683	$1,143,308	$167,327	$(1,782,556)	$1,512,701

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Operations
For the Year Ended February 28, 2006

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$989	$329,903	$56,489	$—	$387,381
Operating expenses:
Station operating expenses, excluding noncash compensation	—	758	210,628	41,772	—	253,158
Corporate expenses, excluding noncash compensation	—	32,686	—	—	—	32,686
(Gain) loss on disposal of assets	—	98	(4)	—	—	94
Noncash compensation	—	4,185	4,547	174	—	8,906
Depreciation and amortization	—	6,142	5,887	5,306	—	17,335
Impairment losses and other	—	—	11,714	25,658	—	37,372

Total operating expenses	—	43,869	232,772	72,910	—	349,551

Operating income (loss)	—	(42,880)	97,131	(16,421)	—	37,830

Other income (expense)
Interest expense	(23,207)	(46,939)	(4)	(1,591)	1,155	(70,586)
Loss on debt extinguishment	(5,116)	(1,836)	—	—	—	(6,952)
Other income (expense), net	339	1,727	774	(3,124)	3,324	3,040

Total other income (expense)	(27,984)	(47,048)	770	(4,715)	4,479	(74,498)

Income (loss) before income taxes, minority interest and discontinued operations	(27,984)	(89,928)	97,901	(21,136)	4,479	(36,668)
Provision (benefit) for income taxes	(11,469)	6,003	—	(9,989)	—	(15,455)
Minority interest expense, net of tax	—	—	—	3,026	—	3,026

Income (loss) from continuing operations	(16,515)	(95,931)	97,901	(14,173)	4,479	(24,239)
Income (loss) from discontinued operations, net of tax	—	—	382,010	—	—	382,010
Equity in earnings (loss) of subsidiaries	—	470,217	—	—	(470,217)	—

Net income (loss)	(16,515)	374,286	479,911	(14,173)	(465,738)	357,771
Preferred stock dividends	8,984	—	—	—	—	8,984

Net income (loss) available to common shareholders	$(25,499)	$374,286	$479,911	$(14,173)	$(465,738)	$348,787

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 28, 2006

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(16,515)	$374,286	$479,911	$(14,173)	$(465,738)	$357,771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	798	7,866	5,889	5,306	—	19,859
Impairment losses	—	—	11,714	25,658	—	37,372
Accretion of interest on senior discount notes, including amortization of related debt costs	164	—	—	—	—	164
Provision for bad debts	—	—	3,228	—	—	3,228
Provision (benefit) for deferred income taxes	(11,469)	6,163	(293)	(9,989)	—	(15,588)
Noncash compensation	—	4,185	4,547	174	—	8,906
Discontinued operations	—	—	(382,010)	—	—	(382,010)
Net cash provided by operating activities — discontinued operations	—	—	45,027	—	—	45,027
Minority interest expense	—	—	—	3,026	—	3,026
Loss on debt extinguishment	5,116	1,836	—	—	—	6,952
Equity in earnings of subsidiaries	—	(470,217)	—	—	470,217	—
Loss on disposal of assets	—	—	94	—	—	94
Other	643	—	—	2,300	(4,479)	(1,536)
Changes in assets and liabilities -
Accounts receivable	—	—	(3,523)	(1,290)	—	(4,813)
Prepaid expenses and other current assets	—	1,251	(1,056)	2,014	—	2,209
Other assets	—	(14,136)	8,575	143	1,025	(4,393)
Accounts payable and accrued liabilities	1,279	3,048	656	(5,107)	3,782	3,658
Deferred liabilities	—	—	325	—	—	325
Other liabilities	—	1,814	(8,808)	727	(4,807)	(11,074)

Net cash provided by (used in) operating activities	(19,984)	(83,904)	164,276	8,789	—	69,177

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(739)	(11,015)	(1,079)	—	(12,833)
Net cash provided by investing activities — discontinued operations	—	—	889,031	—	—	889,031
Cash paid for acquisitions	—	—	—	(15,834)	—	(15,834)
Deposits on acquisitions and other	—	(96)	—	—	—	(96)

Net cash provided by (used in) investing activities	—	(835)	878,016	(16,913)	—	860,268

FINANCING ACTIVITIES:
Payments on long-term debt	(230,000)	(659,638)	—	—	—	(889,638)
Proceeds from long-term debt	350,000	151,500	—	—	—	501,500
Purchases of the Company’s Class A Common Stock	(398,376)	—	—	—	—	(398,376)
Proceeds from exercise of stock options	4,033	—	—	—	—	4,033
Preferred stock dividends paid	(8,984)	—	—	—	—	(8,984)
Settlement of tax withholding obligations on stock issued to employees	(2,729)	—	—	—	—	(2,729)
Intercompany, net	314,500	720,913	(1,044,751)	9,338	—	—
Debt related costs	(8,562)	(2,023)	—	—	—	(10,585)
Other	102	—	—	—	—	102

Net cash provided by (used in) financing activities	19,984	210,752	(1,044,751)	9,338	—	(804,677)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	126,013	(2,459)	1,214	—	124,768

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,688	6,173	6,193	—	16,054

End of period	$—	$129,701	$3,714	$7,407	$—	$140,822

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Balance Sheet
As of February 28, 2005

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,688	$6,173	$6,193	$—	$16,054
Accounts receivable, net	—	—	56,218	7,135	—	63,353
Prepaid expenses	—	1,413	12,852	384	—	14,649
Other	—	4,593	2,814	1,868	—	9,275
Current assets — discontinued operations	—	—	63,754	—	—	63,754

Total current assets	—	9,694	141,811	15,580	—	167,085

Property and equipment, net	—	29,872	24,785	7,863	—	62,520
Intangible assets, net	—	—	849,736	150,541	—	1,000,277
Investment in affiliates	876,553	1,499,532	—	—	(2,376,085)	—
Deferred tax assets	32,138	46,445	—	—	—	78,583
Other assets, net	28	41,236	4,054	1,429	(18,774)	27,973
Noncurrent assets — discontinued operations	—	—	486,597	—	—	486,597

Total assets	$908,719	$1,626,779	$1,506,983	$175,413	$(2,394,859)	$1,823,035

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$6,858	$9,028	$12,192	$(8,230)	$19,848
Current maturities of other long-term debt	—	6,750	—	2,954	(2,016)	7,688
Accrued salaries and commissions	—	3,862	5,802	580	—	10,244
Accrued interest	—	9,582	—	—	—	9,582
Deferred revenue	—	—	13,409	—	—	13,409
Other	1,123	4,362	(172)	383	—	5,696
Current liabilities — discontinued operations	—	—	49,474	—	—	49,474

Total current liabilities	1,123	31,414	77,541	16,109	(10,246)	115,941

Long-term debt, net of current maturities	1,245	1,172,563	—	—	—	1,173,808
Other long-term debt, net of current maturities	—	—	50	13,900	(8,528)	5,422
Other noncurrent liabilities	—	8	1,769	27	—	1,804
Minority Interest	—	—	—	48,021	—	48,021
Noncurrent liabilities — discontinued operations	—	—	25,447	—	—	25,447

Total liabilities	2,368	1,203,985	104,807	78,057	(18,774)	1,370,443

SHAREHOLDERS’ EQUITY:
Preferred stock	29	—	—	—	—	29
Common stock	564	876,553	—	—	(876,553)	564
Additional paid-in capital	1,041,128	—	—	4,393	(4,393)	1,041,128
Subsidiary investment	—	—	1,100,452	118,490	(1,218,942)	—
Retained earnings/(accumulated deficit)	(135,370)	(453,984)	301,724	(21,296)	(280,428)	(589,354)
Accumulated other comprehensive loss	—	225	—	(4,231)	4,231	225

Total shareholders’ equity	906,351	422,794	1,402,176	97,356	(2,376,085)	452,592

Total liabilities and shareholders’ equity	$908,719	$1,626,779	$1,506,983	$175,413	$(2,394,859)	$1,823,035

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Operations
For the Year Ended February 28, 2005

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$1,021	$307,528	$43,271	$—	$351,820
Operating expenses:
Station operating expenses, excluding noncash compensation	—	582	189,439	30,452	—	220,473
Corporate expenses, excluding noncash compensation	—	30,792	—	—	—	30,792
Loss on disposal of assets	—	—	795	—	—	795
Noncash compensation	—	4,544	6,756	—	—	11,300
Depreciation and amortization	—	6,504	5,389	3,977	—	15,870

Total operating expenses	—	42,422	202,379	34,429	—	279,230

Operating income (loss)	—	(41,401)	105,149	8,842	—	72,590

Other income (expense)
Interest expense	(5,707)	(33,592)	(9)	(1,201)	819	(39,690)
Loss on debt extinguishment	(66,319)	(30,929)	—	—	—	(97,248)
Other income (expense), net	—	198	1,816	2,015	(1,833)	2,196

Total other income (expense)	(72,026)	(64,323)	1,807	814	(1,014)	(134,742)

Income (loss) before income taxes, minority interest and discontinued operations	(72,026)	(105,724)	106,956	9,656	(1,014)	(62,152)
Provision (benefit) for income taxes	(5,051)	1,742	—	4,130	—	821
Minority interest expense, net of tax	—	—	—	2,486	—	2,486

Income (loss) from continuing operations	(66,975)	(107,466)	106,956	3,040	(1,014)	(65,459)
Income (loss) from discontinued operations, net of tax	—	—	59,906	4,185	—	64,091

Income (loss) before accounting change	(66,975)	(107,466)	166,862	7,225	(1,014)	(1,368)
Cumulative effect of accounting change, net of tax	—	(303,000)	(303,000)	—	303,000	(303,000)
Equity in earnings (loss) of subsidiaries	—	173,073	—	—	(173,073)	—

Net income (loss)	(66,975)	(237,393)	(136,138)	7,225	128,913	(304,368)
Preferred stock dividends	8,984	—	—	—	—	8,984

Net income (loss) available to common shareholders	$(75,959)	$(237,393)	$(136,138)	$7,225	$128,913	$(313,352)

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 28, 2005

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(66,975)	$(237,393)	$(136,138)	$7,225	$128,913	$(304,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(59,906)	(4,185)	—	(64,091)
Loss on debt extinguishment	66,319	30,929	—	—	—	97,248
Cumulative effect of accounting change	—	303,000	303,000	—	(303,000)	303,000
Depreciation and amortization	—	8,534	4,607	4,758	—	17,899
Accretion of interest on senior discount notes, including amortization of related debt costs	5,707	—	—	—	—	5,707
Minority Interest Expense	—	—	—	2,486	—	2,486
Provision for bad debts	—	—	1,924	—	—	1,924
Provision (benefit) for deferred income taxes	(5,051)	1,742	—	4,130	—	821
Noncash compensation	—	4,544	6,756	—	—	11,300
Equity in earnings of subsidiaries	—	(173,073)	—	—	173,073	—
Loss on disposal of assets	—	—	795	—	—	795
Tax benefits of exercise of stock options	—	(2,305)	—	—	—	(2,305)
Other	—	—	6	50	1,014	1,070
Changes in assets and liabilities -			—
Accounts receivable	—	—	(3,408)	(301)	—	(3,709)
Prepaid expenses and other current assets	—	571	(28)	(620)	—	(77)
Other assets	(45)	(7,513)	1,937	(43)	—	(5,664)
Accounts payable and accrued liabilities	—	(5,905)	(3,538)	5,163	—	(4,280)
Deferred liabilities	—	—	(489)	—	—	(489)
Other liabilities	—	880	(1,955)	(3,479)	—	(4,554)
Net cash provided by operating activities — discontinued operations	—	—	70,091	—	—	70,091

Net cash provided by (used in) operating activities	(45)	(75,989)	183,654	15,184	—	122,804

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,825)	(5,678)	(3,016)	—	(10,519)
Proceeds from sale of stations, net	—	—	74,778	7,300	—	82,078
Deposits on acquisitions and other	—	(1,755)	894	—	—	(861)
Net cash used in investing activities — discontinued operations	—	—	(16,349)	—	—	(16,349)

Net cash provided by (used in) investing activities	—	(3,580)	53,645	4,284	—	54,349

FINANCING ACTIVITIES:
Payments on long-term debt	(227,708)	(1,237,010)	—	—	—	(1,464,718)
Proceeds from long-term debt	—	1,376,500	—	—	—	1,376,500
Premiums paid to redeem outstanding debt obligations	(59,905)	(12,905)	—	—	—	(72,810)
Proceeds from exercise of stock options	2,285	—	—	—	—	2,285
Preferred stock dividends paid	(8,984)	—	—	—	—	(8,984)
Settlement of tax withholding obligations on stock issued to employees	(1,586)	—	—	—	—	(1,586)
Intercompany, net	295,647	(38,700)	(240,158)	(16,789)	—	—
Debt related costs	—	(12,052)	—	—	—	(12,052)
Other	296	—	—	—	—	296

Net cash provided by (used in) financing activities	45	75,833	(240,158)	(16,789)	—	(181,069)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(3,736)	(2,859)	2,679	—	(3,916)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	7,424	9,032	3,514	—	19,970

End of period	$—	$3,688	$6,173	$6,193	$—	$16,054

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Operations
For the Year Ended February 29, 2004

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$946	$297,243	$28,429	$—	$326,618
Operating expenses:
Station operating expenses, excluding noncash compensation	—	670	181,942	19,081	—	201,693
Corporate expenses, excluding noncash compensation	—	24,105	—	—	—	24,105
Loss on sale of assets	—	—	78	—	—	78
Noncash compensation	—	5,273	9,548	—	—	14,821
Depreciation and amortization	—	6,090	5,391	3,789	—	15,270

Total operating expenses	—	36,138	196,959	22,870	—	255,967

Operating income (loss)	—	(35,192)	100,284	5,559	—	70,651

Other income (expense)
Interest expense	(26,524)	(35,711)	(144)	(1,484)	913	(62,950)
Loss on debt extinguishment	—	—	—	—	—	—
Other income (expense), net	—	(1,018)	681	1,006	(1,464)	(795)

Total other income (expense)	(26,524)	(36,729)	537	(478)	(551)	(63,745)

Income (loss) before income taxes, minority interest and discontinued operations	(26,524)	(71,921)	100,821	5,081	(551)	6,906
Provision (benefit) for income taxes	(9,362)	13,375	—	1,666	—	5,679
Minority interest expense, net of tax	—	—	—	1,878	—	1,878

Income (loss) from continuing operations	(17,162)	(85,296)	100,821	1,537	(551)	(651)
Income (loss) from discontinued operations, net of tax	—	—	12,926	(10,019)	—	2,907
Equity in earnings (loss) of subsidiaries	—	104,714	—	—	(104,714)	—

Net income (loss)	(17,162)	19,418	113,747	(8,482)	(105,265)	2,256
Preferred stock dividends	8,984	—	—	—	—	8,984

Net income (loss) available to common shareholders	$(26,146)	$19,418	$113,747	$(8,482)	$(105,265)	$(6,728)

Emmis Communications Corporation and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Year Ended February 29, 2004

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(17,162)	$19,418	$75,165	$(8,482)	$(66,683)	$2,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Discontinued operations	—	—	(12,926)	10,019	—	(2,907)
Depreciation and amortization	—	9,782	5,391	4,161	—	19,334
Accretion of interest on senior discount notes, including amortization of related debt costs	26,524	—	—	—	—	26,524
Minority interest expense	—	—	—	1,878		1,878
Provision for bad debts	—	—	1,862	—	—	1,862
Provision (benefit) for deferred income taxes	(9,362)	17,721	(4,346)	1,666	—	5,679
Noncash compensation	—	5,273	9,548	—	—	14,821
Loss disposal of assets			78			78
Equity in earnings of subsidiaries	—	(66,132)	—	—	66,132	—
Tax benefits of exercise of stock options	2,775	—	—	—	—	2,775
Other	—	—	1,151	1,938	551	3,640
Changes in assets and liabilities -			—
Accounts receivable	—	—	(1,618)	(357)	—	(1,975)
Prepaid expenses and other current assets	—	(1,712)	5,155	(2,758)	—	685
Other assets	—	13,191	(11,410)	841	—	2,622
Accounts payable and accrued liabilities	—	(2,248)	(5,230)	2,187	—	(5,291)
Deferred liabilities	—	—	(1,117)	(46)	—	(1,163)
Cash paid for TV programming rights	—	—	—	—	—	—
Other liabilities	—	561	(4,476)	(8,784)	—	(12,699)
Net cash provided by (used in) operating activities -			—
discontinued operations	—	—	61,450	(1,404)	—	60,046

Net cash provided by (used in) operating activities	2,775	(4,146)	118,677	859	—	118,165

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,767)	(5,290)	115	—	(9,942)
Disposals of property and equipment	—	—	1,804	—	—	1,804
Cash paid for acquisitions	—	—	—	(109,470)	—	(109,470)
Deposits on acquisitions and other	—	(798)	319	—	—	(479)
Net cash used in investing activities — discontinued operations	—	—	(28,272)	—	—	(28,272)

Net cash provided by (used in) investing activities	—	(5,565)	(31,439)	(109,355)	—	(146,359)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(105,066)	—	—	—	(105,066)
Proceeds from long-term debt	—	138,000	—	—	—	138,000
Premiums paid to redeem outstanding debt obligations	—	—	—	—	—	—
Proceeds from exercise of stock options	10,555	—	—	—	—	10,555
Preferred stock dividends paid	(8,984)	—	—	—	—	(8,984)
Settlement of tax withholding obligations on stock issued to employees	(1,774)	—	—	—	—	(1,774)
Intercompany, net	(2,572)	(19,038)	(84,050)	105,660	—	—
Debt related costs	—	(646)	—	—	—	(646)

Net cash provided by (used in) financing activities	(2,775)	13,250	(84,050)	105,660	—	32,085

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,539	3,188	(2,836)	—	3,891

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,885	5,844	6,350	—	16,079

End of period	$—	$7,424	$9,032	$3,514	$—	$19,970

15. SUBSEQUENT EVENTS
     On March 1, 2006, Emmis granted an additional 0.2 million shares of restricted stock or restricted stock units and 0.5 million stock options to certain of its employees. The anticipated noncash compensation expense to be recognized in fiscal 2007 associated with these March 1, 2006 grants is approximately $2.6 million.
     On March 9, 2006, Emmis redeemed at par the remaining $120.0 million outstanding of its senior floating rate notes. In connection with this debt extinguishment, Emmis will record a loss of approximately $2.6 million related to the write-off of unamortized deferred debt costs.
     On March 15, 2006, Emmis redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes. In connection with this debt extinguishment, Emmis will record a loss of approximately $0.1 million related to the premium paid and the write-off of unamortized deferred debt costs.
     On May 3, 2006, Major League Baseball announced that it had awarded the right to purchase the Washington Nationals to a group other than the one led by Emmis. Consequently, Emmis expensed approximately $1.1 million of acquisition-related costs in the year ended February 28, 2006.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20 million. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis expects to record a gain on sale of approximately $4 million, net of tax, in its quarter ended May 31, 2006, which will be reflected in discontinued operations.
     On May 5, 2006, Emmis signed a definitive agreement to sell the assets of WKCF-TV in Orlando to Hearst-Argyle Television Inc. for $217.5 million. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis hopes to close this transaction by the end of its quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. WKCF-TV is included in discontinued operations in the accompanying consolidated financial statements.
     On May 5, 2006, Emmis signed an agreement to sell the assets of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million. The transaction provides for customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis had exchanged three of its radio stations in Phoenix for WLUP-FM in Chicago and cash in the year ended February 28, 2005 (see Note 6). Emmis hopes to close this transaction by the end of its quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. KKFR-FM is included in the radio reporting segment in the accompanying consolidated financial statements. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Year ended February 28 (29),
	2004	2005	2006
Net revenues	$7,673	$7,859	$9,945
Station operating expenses, excluding noncash compensation	4,704	4,936	5,846
Noncash compensation	317	202	39
Depreciation and amortization	208	236	236
Impairment loss	—	—	1,691
Pre-tax income	2,444	2,485	2,133
Provision for income taxes	929	1,019	875

     Net assets related to KKFR-FM are included in the accompanying balance sheets as follows:

	February 28, 2005	February 28, 2006
Total current assets	2,058	2,267
Noncurrent assets:
Property and equipment, net	895	1,785
Intangibles, net	57,136	55,671

Total noncurrent assets	58,031	57,456

Total assets	$60,089	$59,723

Current liabilities	479	398
Noncurrent liabilities	—	45

Total liabilities	$479	$443

     On May 8, 2006, Emmis announced that ECC Acquisition, Inc., an Indiana Corporation wholly owned by Jeffrey H. Smulyan, the Chairman, Chief Executive Officer and controlling shareholder of the Company, made a non-binding proposal to acquire the outstanding publicly held shares of Emmis for $15.25 per share in cash. The offer stated that the purchaser intends to invite certain other members of the Company’s management to join the purchaser to participate in the transaction. In the offer, Mr. Smulyan also made clear that, in his capacity as a shareholder of the Company, his interest in the proposed transaction is to purchase shares of the Company not owned by him and will not agree to any other transaction involving the Company or his shares of the Company. In response to the proposal, the Board of Directors of Emmis announced that it has formed a special committee of independent directors to consider the proposal. The special committee will select its own independent financial and legal advisors. Mr. Smulyan and other directors of Emmis that are members of management will not participate in the evaluation of the proposal, which requires the recommendation of the special committee and the approval of the Board of Directors. The transaction will be subject to the negotiation and execution of definitive agreements related to the transaction and will be subject to the receipt of required financing and required regulatory approvals. Furthermore, the transaction will be subject to approval by Emmis’ shareholders. Pursuant to the terms of the Company’s Second Amended and Restated Articles of Incorporation and based on Mr. Smulyan’s ownership of shares of Class A Common Stock and Class B Common Stock, Mr. Smulyan holds shares with a voting interest of approximately 17.0% on the proposal and 66.7% on any other transaction requiring approval of stockholders of the Company (calculated in each case to include shares issuable under all options exercisable currently or within 60 days). Subsequent to the announcement, two lawsuits were filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with Mr. Smulyan’s offer, as well as class action status for the lawsuits. The Company is in the process of evaluating these lawsuits.
16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28	Year
Year ended February 28, 2006
Net revenues	$94,827	$107,552	$100,517	$84,485	$387,381
Operating income	20,136	28,932	25,464	(36,702)	37,830
Net income (loss) before accounting change	10,378	8,430	200,021	138,942	357,771
Net income (loss) available to common shareholders	8,132	6,184	197,775	136,696	348,787
Basic earnings (loss) per common share:
Continuing operations, before accounting change	$0.04	$0.05	$0.01	$(1.03)	$(0.78)
Discontinued operations	$0.10	$0.10	$5.35	$4.72	$8.91
Cumulative effect of accounting change, net of tax	$—	$—	$—	$—	$—
Net income (loss) available to common shareholders	$0.14	$0.15	$5.36	$3.69	$8.13
Diluted earnings (loss) per common share:
Continuing operations, before accounting change	$0.04	$0.05	$0.01	$(1.03)	$(0.78)
Discontinued operations	$0.10	$0.10	$5.29	$4.72	$8.91
Cumulative effect of accounting change, net of tax	$—	$—	$—	$—	$—
Net income (loss) available to common shareholders	$0.14	$0.15	$5.30	$3.69	$8.13

Year ended February 28, 2005
Net revenues	$84,059	$96,689	$90,196	$80,876	$351,820
Operating income	15,903	25,666	20,905	10,116	72,590
Net income (loss) before accounting change	(73,570)	15,296	19,805	37,101	(1,368)
Net income (loss) available to common shareholders	(75,816)	13,050	17,559	(268,145)	(313,352)
Basic earnings (loss) per common share:
Continuing operations, before accounting change	$(1.50)	$0.14	$0.07	$(0.04)	$(1.33)
Discontinued operations	$0.14	$0.09	$0.24	$0.66	$1.15
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(5.37)	$(5.40)
Net income (loss) available to common shareholders	$(1.36)	$0.23	$0.31	$(4.75)	$(5.58)
Diluted earnings (loss) per common share:
Continuing operations, before accounting change	$(1.50)	$0.14	$0.07	$(0.04)	$(1.33)
Discontinued operations	$0.14	$0.09	$0.24	$0.66	$1.15
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(5.37)	$(5.40)
Net income (loss) available to common shareholders	$(1.36)	$0.23	$0.31	$(4.75)	$(5.58)

     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. The net loss available to common shareholders in the quarter ended May 31, 2005 includes a pre-tax loss on debt extinguishment of $97.3 million. The net loss available to common shareholders in the quarter ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” The net income available to common shareholders in the quarters ended November 30, 2005 and February 28, 2006 reflect gains on sale of television assets. Operating results for fiscal 2005 and fiscal 2006 have been reclassified to reflect the discontinued operations related to our television division and WRDA-FM.

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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2006, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance – Certain Committees of the Board of Directors,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2006 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Employment and Change-in-Control Agreements” and “Compensation Tables” in the Emmis 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2006 Proxy Statement.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights or vesting of restricted stock and restricted stock units under all of our existing equity compensation plans as of February 28, 2006. These plans include the 2004 Equity Compensation Plan and the Employee Stock Purchase Plan. Our shareholders have approved all of these plans.

	Number of Securities to be Issued	Weighted-Average Exercise	Number of Securities Remaining
	Upon Exercise of Outstanding	Price of Outstanding Options,	Available for Future Issuance under
	Options, Warrants and Rights	Warrants, Rights and	Equity Compensation Plans (Excluding
	and Vesting of Restricted Stock	Restricted Stock	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	5,946,464 (1)	23.95 (1)	7,627,000 (2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,946,464 (1)	23.95 (1)	7,627,000 (2)

(1)	Includes 0.1 million shares estimated to be issuable in 2006 to employees in lieu of current salary pursuant to contract rights under our stock compensation program. See Note 1g to our Consolidated Financial Statements. The exact number and price of shares to be issued depends upon actual compensation during the period prior to issuance and changes in our share price, neither of which can be determined at this time. Thus, the weighted averages in Column B do not reflect these shares. The amount in Column A excludes obligations under employment contracts to issue bonus shares in the future.

(2)	Includes 0.3 million shares currently available under the initial authorization for the Employee Stock Purchase Plan. The number of shares reserved for issuance under this plan is automatically increased on the first day of each fiscal year by the lesser of 0.5% of the common shares outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by our board of directors. On March 1, 2006, options were granted to employees to purchase an additional 0.5 million shares of Emmis Communications Corporation common stock at $16.34 per share and 0.2 million shares of restricted stock or restricted stock units were granted.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Transactions” in the Emmis 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2006 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
     The financial statements filed as a part of this report are set forth under Item 8.
Financial Statement Schedules
     No financial statement schedules are required to be filed with this report.
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005. *

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

4.1	Indenture dated May 10, 2004 (the “6 7/8% Subordinated Notes Indenture”) among Emmis Operating Company and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

4.2	Indenture dated March 27, 2001 (the “12 1/2% Senior Discount Notes Indenture”) among Emmis Communications Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, including as an exhibit thereto the form of note, incorporated by reference to Exhibit 4.1 to Emmis’ Registration Statement on Form S-4, File No. 333-621604, as amended.

4.3	Supplemental Indenture dated April 26, 2004 to the 12 1/2% Senior Discount Notes Indenture, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

4.4	Emmis Communications Floating Rate Notes Indenture, incorporated by reference from Exhibit 4.1 to the Company’s Form S-4 Registration Statement filed June 30, 2005 (File No. 333-126283).

4.5	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Revolving Credit and Term Loan Agreement dated May 10, 2004, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.2	First Amendment to Revolving Credit and Term Loan Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2005.

10.3	The Emmis Communications Corporation 1995 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.15 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the “1995 10-K”).++

10.4	Emmis Communications Corporation 1997 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1998.++

10.5	Emmis Communications Corporation 1999 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 26, 1999.++

10.6	Emmis Communications Corporation 2001 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 25, 2001.++

10.7	Emmis Communications Corporation 2002 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 30, 2002.++

10.8	Emmis Communications Corporation 2004 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 28, 2004.++

10.9	Employment Agreement and Change in Control Severance Agreement, dated as of March 1, 2004, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2004.++

10.10	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Richard Cummings, incorporated by reference from Exhibit 10.21 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed February 11, 2005. ++

10.11	Employment Agreement dated as of September 9, 2002, by and between Emmis Operating Company and Michael Levitan, incorporated by reference from Exhibit 10.22 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed February 11, 2005. ++

10.12	Employment Agreement dated as of March 1, 2003, by and between Emmis Operating Company and Gary A. Thoe, incorporated by reference from Exhibit 10.23 to the 2003 10-K. ++

10.13	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Walter Z. Berger, incorporated by reference from Exhibit 10.24 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed February 11, 2005. ++

10.14	Employment Agreement, dated as of March 1, 2003, by and between Emmis Operating Company and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 31, 2003 and Amendment to Employment Agreement dated May 13, 2005, incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K for the year ended February 28, 2005. ++

10.15	Employment agreement effective as of March 1, 2003, by and between Emmis Operating Company and Gary L. Kaseff, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2003 and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed February 11,
2005. ++

10.16	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Walter Z. Berger, incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.17	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary L. Kaseff, incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.18	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and David R. Newcomer.++*

10.19	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended August 31, 2003, amended by Amendment to Employment Agreement dated May 13, 2005, incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K for the year ended February 28, 2005. ++

10.20	Amendment to Employment Agreement and Change in Control Severance Agreement, dated as of August 22, 2005, by and between Emmis Operating Company and Emmis Communications Corporation and Randall D. Bongarten, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed August 25, 2005.++

10.21	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended August 31,
2003. ++

10.22	Change in Control Severance Agreement, dated as of February 7, 2005, by and between Emmis Communications Corporation and Michael Levitan, incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed February 11, 2005. ++

10.23	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Paul Fiddick, incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.24	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary A. Thoe, incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.25	Asset Exchange Agreement, dated as of January 14, 2005, by and between Emmis Radio, LLC and Emmis Radio License, LLC and Bonneville International Corporation and Bonneville Holding Company, incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K for the year ended February 28, 2005.

10.26	Agreement for Purchase of Limited Partner and Member Interests, dated as of March 3, 2003, by and between Emmis Operating Company and Sinclair Telecable, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 31, 2003.

10.27	Registration Rights Agreement dated May 10, 2004, by and between Emmis Operating Company and Goldman, Sachs & Co., incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.28	Aircraft Time Sharing Agreement dated January 22, 2003, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.29	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.30	2005 Stock Compensation Program Restricted Stock Agreement Form (tax vesting option), incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2004.++

10.31	2005 Stock Compensation Program Restricted Stock Agreement Form (non-tax vesting option), incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2004.++

10.32	2005 Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 21, 2004.++

10.33	2005 Outside Director Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 21, 2004.++

10.34	Form of Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.35	Form of Restricted Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.36	Director Compensation Policy effective May 13, 2005, incorporated by reference from Exhibit 10.36 to the Company’s Form 10-K for the year ended February 28, 2005.++

10.37	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Gray Television Group, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 25, 2005.

10.38	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Journal Broadcast Corporation and Journal Broadcast Group, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 25, 2005.

10.39	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and LIN Television Corporation, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 25, 2005.

10.40	Asset Purchase Agreement, dated as of September 28, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television LLC and SJL Acquisition, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on September 30, 2005.

10.41	Stock Purchase Agreement, dated as of September 28, 2005, by and between Emmis Operating Company and SJL Acquisition, LLC, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on September 30, 2005.

10.42	2006 Stock Compensation Program Restricted Stock Agreement Form (tax vesting option), incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++

10.43	2006 Stock Compensation Program Restricted Stock Agreement Form (non-tax vesting option), incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++

10.44	2006 Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++.

10.45	2006 Outside Director Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of Emmis.*

23	Consent of Independent Registered Public Accountants.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

Signatures.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 12, 2006	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

	SIGNATURE	TITLE

Date: May 12, 2006	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)
Date: May 12, 2006	/s/ David R. Newcomer David R. Newcomer	Interim Chief Financial Officer (Principal Accounting Officer)
Date: May 12, 2006	Susan B. Bayh* Susan B. Bayh	Director
Date: May 12, 2006	Gary L. Kaseff* Gary L. Kaseff	Executive Vice President, General Counsel and Director
Date: May 12, 2006	Richard A. Leventhal* Richard A. Leventhal	Director
Date: May 12, 2006	Peter A. Lund* Peter A. Lund	Director
Date: May 12, 2006	Greg A. Nathanson* Greg A. Nathanson	Director
Date: May 12, 2006	Frank V. Sica* Frank V. Sica	Director
Date: May 9, 2006	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright
J. Scott Enright
Attorney-in-Fact