Form 10-K/A
period 2006-02-28
EMMIS COMMUNICATIONS CORP
filed 2006-06-28
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No. 1 to
FORM 10-K/A
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006
EMMIS COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	0-23264	35-1542018
(State or other jurisdiction	(Commission File Number)	(I.R.S. Employer
of incorporation or organization)		Identification No.)

One Emmis Plaza
40 Monument Circle, Suite 700
Indianapolis, Indiana	46204
(Address of Principal Executive Offices)	(Zip Code)
(317) 266-0100
(Registrant’s telephone number, including area code)
N/A
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $.01 par value of Emmis Communications
Corporation; 6.25% Series A Cumulative Convertible Preferred Stock, $.01 par value of Emmis Communications Corporation
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-23 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of August 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $746,501,000.
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 1, 2006, was:

32,255,572	Class A Common Shares, $.01 par value

4,229,881	Class B Common Shares, $.01 par value

0	Class C Common Shares
DOCUMENTS INCORPORATED BY REFERENCE
None

     The Registrant is filing this Amendment No.1 to Form 10-K/A to provide the information required in Part III. The Registrant did not file a proxy statement including the information required by Part III within 120 days of the end of the Registrant’s fiscal year.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors

Name, Age, Principal Occupation(s) and	Director
Business Experience During Past 5 Years	Since
Susan B. Bayh,* Age 46	1994

      Mrs. Bayh was the Commissioner of the International Joint Commission of the United States and Canada until 2001. She served as a Distinguished Visiting Professor at the College of Business Administration at Butler University from 1994 through 2003. Previously, she was an attorney with Eli Lilly & Company. She is a director of Wellpoint, Inc., a Blue Cross/Blue Shield company; Curis, Inc., a therapeutic drug development company; Dendreon Corporation, a biotechnology company; Dyax Corp., a biopharmaceutical company; and Nastech Pharmaceutical Company, Inc., a pharmaceutical company.

Gary L. Kaseff, Age 58	1994

      Mr. Kaseff is employed as Executive Vice President and General Counsel of Emmis, a post he has held since 1998. Before becoming general counsel, Mr. Kaseff practiced law in Southern California. Previously, he was President of the Seattle Mariners major league baseball team and partner with the law firm of Epport & Kaseff.

Frank V. Sica, Age 55	1998

      Mr. Sica is President of Menemsha Capital Partners, Ltd., a private investment firm. From 2003 to 2006 Mr. Sica was Senior Advisor for Soros Fund Management, LLC. From 2000 to 2003 he was Managing Partner of Soros Private Funds Management LLC, the management company for the private equity and real estate activities of Soros. From 1998 to 2000 Mr. Sica was Managing Director of Soros Fund Management LLC. From 1981 to 1998 Mr. Sica worked for Morgan Stanley Dean Witter where he served in his last position as Managing Director and co-head of the Merchant Banking Division. He is a director of CSG Systems International, Inc., a retail company customer care and billing software services company, jetBlue Airways, an airline company, Kohl’s Corporation, a retail company and NorthStar Realty Finance Corporation, a commercial real estate finance company.

Richard A. Leventhal, Age 59	1992

      Mr. Leventhal is President and majority owner of LMCS, LLC an investment, management and consulting company. Previously, Mr. Leventhal co-owned and operated Top Value Fabrics, Inc., a wholesale fabric and textile company in Carmel, Indiana, for 27 years.

Peter A. Lund,* Age 65	2002

      Mr. Lund is a private investor and media consultant who formerly served as Chairman of Eos International, Inc., a holding company. Mr. Lund has over 40 years of broadcasting experience and most recently served as President and Chief Executive Officer of CBS Inc. and President and Chief Executive Officer of CBS Television and Cable. He is a director of The DIRECTV Group, Inc., a communications company, and Crown Media Holdings, Inc., an owner and operator of cable television channels.

Name, Age, Principal Occupation(s) and	Director
Business Experience During Past 5 Years	Since
Lawrence B. Sorrel, Age 47	1993

      Mr. Sorrel is Managing Partner and Co-CEO of Tailwind Capital Partners, an independent private equity firm that manages the $1.3 billion private equity fund TWCP, L.P. and its related funds. Mr. Sorrel was a general partner of private equity firm Welsh, Carson, Anderson & Stowe from 1998-2002. Prior to May 1998, he was a Managing Director of Morgan Stanley and the firm’s private equity affiliate, Morgan Stanley Capital Partners, where he had been employed since 1986.

Jeffrey H. Smulyan, Age 59	1979

      Mr. Smulyan founded Emmis in 1979 and is the Chairman of the Board of Directors, President and Chief Executive Officer. He has held the positions of Chairman of the Board of Directors and Chief Executive Officer since 1981 and the position of President since 1994. Mr. Smulyan began working in radio in 1973, and has owned one or more radio stations since then. Formerly, he was also the owner and chief executive officer of the Seattle Mariners major league baseball team. He is former Chairman of the Radio Advertising Bureau, a director of The Finish Line, a sports apparel manufacturer, and serves as a Trustee of his alma mater, the University of Southern California. Mr. Smulyan has been chosen Radio Executive of the Year by a radio industry publication.

Greg A. Nathanson, Age 59	1998

      Mr. Nathanson joined Emmis in 1998 as Television Division President. Mr. Nathanson has over 30 years of television broadcasting experience, having served as President of Programming and Development for Twentieth Television from 1996 to 1998, as General Manager of KTLA-TV in Los Angeles, California from 1992 to 1996 and as President of Fox Television Stations from 1990 to 1992. Mr. Nathanson resigned as Television Division President effective October 1, 2000.

*	Independent director elected by the holders of the Class A Common Stock voting as a single class.
Executive Officers
     Information about executive officers of Emmis or its affiliates who are not directors is presented in Part I under the caption “Executive Officers of the Registrant.”
Corporate Governance — Certain Committees of the Board of Directors
     Our board of directors currently has several committees, including an Audit Committee, a Corporate Governance and Nominating Committee and a Compensation Committee.
     Audit Committee. The Audit Committee’s primary responsibility is to engage the independent auditor and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as summarized in the Report of the Audit Committee below and detailed in the Audit Committee’s charter, which is available on our website. The board of directors has determined that the members of the Audit Committee, Peter A. Lund, Frank V. Sica (chair) and Richard A. Leventhal, are independent directors under the Securities Exchange Act of 1934 and the Nasdaq listing standards. The board of directors has also determined that Frank V. Sica is an “audit committee financial expert” as defined in rules adopted under the Securities Exchange Act of 1934. The Audit Committee held five meetings during the last fiscal year.
     Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee’s primary responsibility is to assist the board of directors by (1) identifying individuals qualified to become members of the board of directors and recommending nominees to the board of directors for the next annual meeting of shareholders and (2) evaluating and assessing corporate governance issues affecting Emmis. The Corporate Governance and Nominating Committee’s charter is available in the

Corporate Governance section of our website (www.emmis.com) located under the Investors heading. The Corporate Governance and Nominating Committee evaluates current members of the board of directors and potential candidates with respect to their independence, business, strategic and financial skills, as well as overall experience in the context of the needs of the board of directors as a whole. The Corporate Governance and Nominating Committee concentrates its focus on candidates with the following characteristics and qualifications, though they are not necessarily limited thereto:
•	Chief executive officers or senior executives, particularly those with experience in broadcasting, finance, marketing, and information technology.

•	Individuals representing diversity in gender and ethnicity.

•	Individuals who meet the current criteria to be considered as independent directors.
     The Corporate Governance and Nominating Committee will consider and evaluate potential nominees submitted by holders of our Class A common stock to our corporate secretary. These potential nominees will be considered and evaluated using the same criteria as potential nominees obtained by the committee from other sources.
     The members of the Corporate Governance and Nominating Committee are Susan B. Bayh (chair), Peter A. Lund and Greg A. Nathanson, all of whom are independent directors under Nasdaq standards. The Corporate Governance and Nominating Committee held two meetings during the last fiscal year.
     Compensation Committee. The Compensation Committee provides a general review of our compensation and benefit plans to ensure that they meet our corporate objectives, establishes compensation arrangements and approves compensation payments to our executive officers, and generally administers our stock option and incentive plans. The members of the Compensation Committee are Susan B. Bayh, Frank V. Sica and Lawrence B. Sorrel (chair), all of whom are independent directors under Nasdaq standards. The Compensation Committee held four meetings during the last fiscal year.
Corporate Governance — Code of Ethics
     Emmis has adopted a Code of Business Conduct and Ethics to document the ethical principles and conduct we expect from our employees, officers and directors. A copy of our Code of Business Conduct and Ethics is available on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of existing common stock, to file with the Securities and Exchange Commission reports detailing their ownership of existing common stock and changes in such ownership. Officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, we believe that during the last fiscal year all officers, directors and greater than 10% shareholders complied with the filing requirements of Section 16(a), except that David R. Newcomer, who became our interim Chief Financial Officer on December 2, 2005, filed Form 3 on December 13, 2006.
ITEM 11. EXECUTIVE COMPENSATION
Report of the Compensation Committee
     The following Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this Report by reference, and shall not otherwise be deemed filed under such Acts.
     The Compensation Committee oversees our executive compensation program. The Committee membership is determined by the board, and is composed of non-employee independent directors. They provide a general review of our compensation and benefit plans to ensure that they meet our corporate objectives. The Compensation Committee also establishes compensation arrangements and approves compensation payments to Mr. Smulyan and our other executive officers, and generally administers our equity compensation plans and corporate incentive plan. With respect to compensation decisions affecting executive officers other than Mr. Smulyan, the

Committee receives input from Mr. Smulyan in the course of making its decisions. With respect to compensation decisions affecting non-executive officers and employees, the Committee has delegated this authority to Mr. Smulyan and the other executive officers, provided such authority is exercised in accordance with any parameters established by the Committee. During the last fiscal year, Susan B. Bayh, Frank V. Sica and Lawrence B. Sorrel were members of the Compensation Committee.
Policy and Performance Measures
     We historically have entered into multi-year employment agreements with certain of our executive officers. All named executive officers currently have employment agreements in place; except for Mr. Bongarten, who is no longer an executive officer. These agreements generally provide for a base salary, annual performance bonus, and restricted stock and stock option awards. The Compensation Committee believes that entering into these agreements assists us in retaining our key officers for a certain period of time and enables us to focus the officers’ efforts and energies on enhancing the long-term value of our company to our shareholders. The total compensation reflected in these employment agreements is generally based upon the officers’ prior compensation levels, changes in duties and peer group benchmarking surveys. In order to attract and retain highly qualified employees, we believe overall compensation to our executive officers should be targeted at the top third of our peer group, with exceptions made in appropriate circumstances.
     The Committee established a corporate incentive plan for the fiscal year that set for each executive officer a target bonus and a performance goal, with 65%-70% of an executive officer’s target bonus based on specified annual operating income goals and the remainder based on individual performance. Target bonus payout depends upon the extent to which the applicable division of the company meets or exceeds the specified operating income targets and depends upon the Committee’s assessment of the performance of the executive during the year. At the end of the fiscal year, the company achieved 98% of its domestic radio station operating income target, 102% of its television station operating income target, and 99% of its total Emmis operating income target. However, the results were adjusted to exclude WVUE-TV in New Orleans following Hurricane Katrina. Based on these results, the Committee approved the bonus awards shown in the Summary Compensation Table. Stock options and stock awards also were granted to our executive officers during the last fiscal year under our various equity incentive plans. All options were granted at the fair market value of our Class A common stock on the date of grant.
     During the last fiscal year, we administered a stock compensation program under our 2004 Equity Compensation Plan. The program operates on a calendar year basis and was continued in 2006. The program is designed to replace cash compensation with non-cash compensation in order to improve the leverage ratios under our debt indentures and to further focus our employees’ efforts and attention on delivering shareholder value. During 2005, each participant in the program could elect to receive stock compensation under the program in the form of payroll stock every two weeks or in the form of restricted stock in the January following the end of the applicable calendar year. The payroll stock was awarded based on the fair market value of our Class A common stock on the date it is issued and was only subject to a de minimis transfer restriction. The option to receive payroll stock every two weeks was discontinued in 2006. Our executive officers are prohibited from receiving payroll stock. The restricted stock is subject to forfeiture in the event the employee voluntarily terminates employment or is terminated for cause prior to the date the stock vests in the succeeding January, and is awarded based on a discount from the value of our Class A common stock at the beginning of the calendar year. For the 2005 program, participants electing restricted stock received up to 5% of their compensation in restricted stock at $16.08 per share and could elect an amount in excess of 5% of their compensation in restricted stock at $14.29 per share. The majority of our executive officers elected to receive restricted stock, most electing amounts in excess of 10% of their compensation.
     During the last fiscal year we changed the company’s equity program to substitute restricted stock for some of the annual stock option grants. We believe this change will further enhance the retention of our officers and key employees. In general, for officers and other key employees we cut in half the number of options awarded each year and replaced those options with a discounted restricted stock grant. For example, an officer who had historically received a grant of options for 5,000 Class A shares, last year received a grant of options for 2,500 shares and a grant of 750 shares of restricted stock. The options vest in three equal annual installments. The restricted stock vests on the third anniversary of the initial grant. Most officers received both options and restricted stock under this new program. However, certain officers under employment agreements, including Mr. Smulyan, elected to continue to receive all stock options.
     The Internal Revenue Code generally limits to $1 million the amount of compensation that we may deduct in any year with respect to certain of our officers. The Compensation Committee endeavors to structure executive compensation so that most of that compensation will be deductible. At the same time, the Compensation Committee has the authority to award compensation in excess of the $1 million limit, regardless of whether such additional compensation will be deductible, in cases where compensation is appropriate. Compensation awards in excess of the $1 million limit, if any, are most likely to occur in connection with awards earned upon the completion of an executive officer’s multi-year employment or similar agreement. As shown on the Summary Compensation Table, Mr. Smulyan’s compensation for the fiscal year exceeded $1 million. A portion of the amount in excess of $1 million is deductible because the payments meet the requirements for deductibility under the Internal Revenue Code.
Chief Executive Officer Compensation
     Mr. Smulyan is employed as our Chief Executive Officer pursuant to an employment agreement that was effective March 1 2004 and will continue until February 29, 2008. The employment agreement provides for specified annual adjustments to Mr. Smulyan’s base salary and provides for a target bonus equal to 125% of his annual salary (prior to any election Mr. Smulyan may make under the stock compensation program). Based on the success of the company’s television station sales, company’s performance in achieving the operating income targets discussed above and Mr. Smulyan’s general leadership of the company during the fiscal year, the Committee approved the bonus award to Mr. Smulyan shown in the Summary Compensation Table. Pursuant to the terms of Mr. Smulyan’s employment agreement, he was granted the option to acquire 200,000 shares of our Class B common stock of Emmis Communications Corporation, subject to the 2004 Equity Compensation Plan and the terms of the 2006 grant award.
Compensation Analyses and Reviews
     The Committee periodically retains an outside compensation consultant to compare base salary and incentive compensation programs for the company’s executive officers with those of other media companies and other companies to ensure that they are appropriate to the company’s objectives. The Committee exercises its judgment and discretion in reviewing and considering these analyses. In addition, the Committee periodically obtains advice from outside consultants, including the consultant retained by the company, on compensation objectives and policies and the setting of executive officer compensation.
Other Benefits and Perquisites
     The Company provides benefits such as health, retirement and other general benefits to its eligible employees and named executive officers. Emmis provides very limited perquisites to its named executive officers that it does not provide to employees in general.
Compensation Committee Members
Lawrence B. Sorrel, Chair
Susan B. Bayh
Frank V. Sica
Corporate Governance — Compensation of Directors
     Our directors who are not officers or employees of Emmis were compensated for their services at the rate of $3,000 per regular meeting attended in person, $1,500 per regular meeting attended by phone and $2,000 per committee meeting attended, whether in person or by phone. In addition, each director who is not an officer or employee of Emmis receives an annual retainer of $30,000, the chair of our Audit Committee receives a $10,000 annual retainer, the chair of our Compensation Committee receives a $5,000 annual retainer, the chair of our Corporate Governance and Nominating Committee receives a $3,000 annual retainer, and the Lead Director receives a $5,000 annual retainer. All of these fees are paid in the form of Class A common stock at the end of each calendar year, discounted in accordance with our stock compensation program for the applicable calendar year. In addition, directors who are not officers or employees of Emmis are entitled to receive annually options to purchase 5,000 shares of Class A common stock and 1,500 shares of restricted stock. The options are generally granted on the date of our annual meeting of shareholders at the fair market value of the underlying shares on that date and are to vest annually in three equal installments. Restricted stock is also generally granted on the date of our annual meeting of shareholders and will vest at the conclusion of each director’s three year term. Directors who are not officers or employees of Emmis are also eligible to participate in our health insurance program by paying premiums equal to the “COBRA” rate charged to former employees of the company.
Compensation Committee Interlocks and Insider Participation
     As noted above, the Compensation Committee members are Susan B. Bayh, Frank V. Sica and Lawrence B. Sorrel, all of whom are independent directors under Nasdaq listing standards. No member of the Compensation Committee is or was formerly an officer or an employee of Emmis. No executive officer of Emmis serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Emmis board of directors, nor has such an interlocking relationship existed in the past.
Employment and Change-in-Control Agreements
     Effective March 1, 2004, we entered into a four-year employment agreement with Jeffrey H. Smulyan, who currently serves as our Chairman of the Board of Directors and Chief Executive Officer. As of March 1, 2004, Mr. Smulyan’s annual base compensation was $830,000; as of March 1, 2005, Mr. Smulyan’s base compensation was increased from $830,000 to $855,000; as of March 1, 2006, Mr. Smulyan’s base compensation was increased from $855,000 to $880,000; as of March 1, 2007, Mr. Smulyan’s base compensation is increased from $880,000 to $905,000. The company retains the right to pay up to 10% of Mr. Smulyan’s annual base compensation in the form of shares of our common stock. Additionally, as of March 1, 2004, Mr. Smulyan’s annual incentive compensation target was $1,037,500; as of March 1, 2005, Mr. Smulyan’s annual incentive compensation target was increased from $1,037,500 to $1,068,750; as of March 1, 2006, Mr. Smulyan’s annual incentive compensation target was increased from $1,068,750 to $1,100,000; as of March 1, 2007, Mr. Smulyan’s annual incentive compensation target is increased from $1,100,000 to $1,131,250. The company retains the right to pay any annual incentive compensation in cash or shares of our common stock. Additionally, the award of annual incentive compensation is based upon achievement of certain performance goals to be determined each year by our Compensation Committee. As of March 1, 2004, Mr. Smulyan received an option to acquire 300,000 shares of our Class B Common Stock. Mr. Smulyan received an option to acquire 200,000 shares of our Class B Common Stock on or about March 1, 2005 and March 1, 2006. Mr. Smulyan is scheduled to receive an option to acquire 100,000 shares of our Class B Common Stock on or about March 1, 2007. Mr. Smulyan will continue to receive an automobile allowance and will continue to be reimbursed for up to $10,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. The agreement remains subject to termination by our board of directors for cause (as defined in the agreement) or without cause upon payment of certain amounts and benefits, and by Mr. Smulyan for good reason (as defined in the agreement) upon written notice. Mr. Smulyan continues to be entitled to certain termination benefits upon disability or death, and certain severance benefits.
     Effective February 7, 2005, we amended the employment agreement of Richard F. Cummings, who currently serves as our President – Radio Division. The term of Mr. Cummings’ employment was extended for a period of three years from February 28, 2005 to and including February 29, 2008. As of March 1, 2005, Mr. Cummings’ annual base compensation was increased from $435,000 to $495,000, of which we may pay up to 10% in the form of shares of our common stock. Additionally, as of March 1, 2005, Mr. Cummings’ annual incentive compensation target was increased from $300,000 to $341,500 (payable in cash or shares of our common stock at our option) based upon achievement of certain performance goals to be determined each year by our Compensation Committee. As of March 1, 2005, Mr. Cummings’ annual grant of an option to acquire 50,000 shares of our common stock was replaced with an option to acquire 30,000 shares of our common stock and a grant of 9,000 shares of restricted stock. Mr. Cummings is also entitled to receive a completion bonus of 50,000 shares of our common stock upon the expiration of the agreement. Mr. Cummings will continue to receive an automobile allowance and will continue to be reimbursed for up to $5,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. The agreement remains subject to termination by our board of directors for cause (as defined in the agreement) and by Mr. Cummings for good reason (as defined in the agreement) upon written notice. Mr. Cummings continues to be entitled to certain termination benefits upon disability or death.
     Effective February 7, 2005, we amended the employment agreement of Gary L. Kaseff, who currently serves as our Executive Vice President and General Counsel. The term of Mr. Kaseff’s employment was extended for a period of three years from February 28, 2005 to and including February 29, 2008. As of March 1, 2005, Mr. Kaseff’s annual base compensation was increased from $400,000 to $424,000; as of March 1, 2006, Mr. Kaseff’s annual base compensation was increased from $424,000 to $437,500; as of March 1, 2007, Mr. Kaseff’s annual base compensation is increased from $437,500 to $450,000. The company retains the right to pay up to 10% of Mr. Kaseff’s annual base compensation in the form of shares of our common stock. Additionally, as of March 1, 2005, Mr. Kaseff’s annual incentive compensation target was increased from $225,000 to $239,000; as of March 1, 2006, Mr. Kaseff’s annual incentive compensation target was increased from $239,000 to $246,000; as of March 1, 2007, Mr. Kaseff’s annual incentive compensation target is increased from $246,000 to $253,000. The company retains the right to pay any annual incentive compensation in cash or shares of our common stock. Additionally, the award of annual incentive compensation is based upon achievement of certain performance goals to be determined each year by our Compensation Committee. As of March 1, 2005, Mr. Kaseff’s annual grant of an option to acquire 50,000 shares of our common stock was replaced with an option to acquire 25,000 shares of our common stock and a grant of 7,500 shares of restricted stock. Mr. Kaseff is also entitled to receive a completion bonus of 28,250 shares of our common stock upon the expiration of the agreement. Mr. Kaseff will continue to receive an automobile allowance and will continue to be reimbursed for up to $5,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. The agreement remains subject to termination by our board of directors for cause (as defined in the agreement) and by Mr. Kaseff for good reason (as defined in the agreement) upon written notice. Mr. Kaseff continues to be entitled to certain termination benefits upon disability or death, and certain severance benefits.
     Effective February 7, 2005, we amended the employment agreement of Michael Levitan, who currently serves as our Executive Vice President of Human Resources. The term of Mr. Levitan’s employment was extended for a period of three years from February 28, 2005 to and including February 29, 2008. As of March 1, 2005, Mr. Levitan’s annual base compensation was increased from $230,000 to $280,000. The company retains the right to pay up to 10% of Mr. Levitan’s annual base compensation in the form of shares of our common stock. Additionally, as of March 1, 2005, Mr. Levitan’s annual incentive compensation target was increased from $75,000 to $140,000. The company retains the right to pay any annual incentive compensation in cash or shares of our common stock. Additionally, the award of annual incentive compensation is based upon achievement of certain performance goals to be determined each year by our Compensation Committee. As of March 1, 2005, Mr. Levitan’s annual grant of an option to acquire 17,500 shares of our common stock was replaced with an option to acquire 15,000 shares of our common stock and a grant of 4,500 shares of restricted stock. Mr. Levitan is also entitled to receive a completion bonus of 10,000 shares of our common stock upon the expiration of the agreement. Mr. Levitan will continue to receive an automobile allowance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. The agreement remains subject to termination by our board of directors for cause (as defined in the agreement) and by Mr. Levitan for good reason (as defined in the agreement) upon written notice. Mr. Levitan continues to be entitled to certain termination benefits upon disability or death, and certain severance benefits.
     Effective August 11, 2003, Emmis entered into Change in Control Severance Agreements with Messrs. Cummings and Kaseff. Emmis entered into a Change in Control Severance Agreement with Mr. Smulyan effective March 1, 2004 and a Change in Control Severance Agreement with Mr. Levitan effective February 7, 2005. Each such agreement provides that if the executive’s employment is terminated within two years after a change-in-control (or, in certain instances, in anticipation of a change-in-control) by Emmis other than for cause or by the executive for “good reason” (as defined in the agreement), the executive is entitled to (1) a payment equal to the executive’s base salary through the termination date, plus a pro rata portion of the executive’s target bonus for the year and accrued vacation pay; (2) a severance payment equal to three times the executive’s highest annual base salary and highest annual incentive bonus during the preceding three years; (3) continued insurance benefits for three years; (4) immediate vesting of all stock options; and (5) in certain circumstances, additional tax “gross up” payments. In each case, the executive is obligated not to voluntarily leave employment with Emmis during the pendency of (and prior to the consummation or abandonment of) a change-in-control other than as a result of disability, retirement or an event that would constitute good reason if the change-of-control had occurred.

Compensation Tables
     The following table sets forth the compensation awarded to, earned by, or paid to the chief executive officer and the four most highly compensated executive officers other than the chief executive officer and an additional former officer (collectively, the “Named Executive Officers”) during each of the last three fiscal years.
Summary Compensation Table

				Long-Term
				Compensation
				Awards
	Annual Compensation				Securities	All
	Fiscal			Restricted	Underlying	Other
Name and	Year Ended			Stock	Options/	Compensation
Principal Position	February 28(29)	Salary (1)	Bonus (2)	Awards (3)	SARs	(4)
JEFFREY H. SMULYAN	2006	$684,000	$1,088,600	$170,788	200,000	$2,000
Chief Executive Officer, President	2005	664,000	1,084,561	162,522	300,000	2,000
and Chairman of the Board	2004	640,105	822,246	244,375	—	2,000

RANDALL D. BONGARTEN	2006	$391,500	$300,000	$64,210	25,000	$2,707,150
Television Division President	2005	382,800	360,691	50,494	50,000	—
	2004	382,800	315,558	76,945	50,000	—

RICHARD F. CUMMINGS	2006	$400,950	$338,983	$58,865	30,000	$2,000
Radio Division President	2005	391,500	277,014	472,097	50,000	2,000
	2004	391,500	291,255	63,056	50,000	2,000

GARY L. KASEFF	2006	$325,065	$243,439	$132,198	25,000	$2,000
Executive Vice President and	2005	333,333	235,207	441,212	50,000	2,000
General Counsel	2004	340,000	227,844	90,269	50,000	2,000

MICHAEL LEVITAN	2006	$202,300	$140,500	$50,351	15,000	$2,000
Executive Vice President of	2005	195,500	78,403	33,428	17,500	2,000
Human Resources	2004	196,167	77,084	31,501	25,000	2,000

WALTER Z. BERGER	2006	$345,769	$—	$—	—	$2,000
Former Executive Vice President,	2005	366,125	315,858	172,699	50,000	2,000
Chief Financial Officer and Treasurer	2004	369,750	308,292	193,840	50,000	2,000

(1)	Pursuant to our equity compensation program, our executive officers elected to forego payment of 10-20% of their cash salaries during each fiscal year reported and received instead shares of restricted stock at a discount as described in the “Report of the Compensation Committee.” These amounts are listed under “Restricted Stock Awards” in the year in which the restricted stock vests. The contractual base salaries during the last fiscal year for Messrs. Smulyan, Bongarten, Cummings, Kaseff, Levitan and Berger were $855,000, $435,000, $445,000, $424,000, $238,000 and 435,000, respectively. The amounts shown for Mr. Berger in 2006 reflect a prorated salary as a result of a January 2, 2006 contract termination date.

(2)	Includes both cash and stock bonuses.

(3)	Amounts listed for the fiscal year ended February 28, 2006 generally represent the value of restricted stock that vested in January 2006 under the 2004 stock compensation program, amounts listed for the fiscal year ended February 28, 2005 generally represent the value of restricted stock that vested in January 2005 under the 2004 stock compensation program and amounts listed for the fiscal year ended February 29, 2004 represent the value of restricted stock that vested in January 2004 under the 2003 stock compensation program. In the case of Messrs. Cummings and Kaseff, the amounts include the value of 22,500 shares and 20,000 shares, respectively, representing shares of restricted stock that vested upon the expiration of their employment agreements on February 28, 2005. Additionally, an aggregate of 120,500 shares of restricted stock were outstanding as of February 28, 2006, with a value of $1,972,585 based on the $16.37 closing price of the Class A common stock as of February 28, 2006. To the extent we pay any dividends on our common stock, outstanding shares of restricted stock would be entitled to such dividends. However, we do not presently intend to pay dividends on our common stock.

(4)	Amounts noted consist of the value of Emmis matching contributions in cash and stock to 401(k) accounts. With respect to Mr. Bongarten, Emmis has sold substantially all of its television business to unrelated parties. Accordingly, pursuant to the terms of the Change in Control Severance Agreement, Mr. Bongarten’s employment agreement was terminated effective February 28, 2006 and he received a severance payment in the amount of $2,707,150.
Option/SAR Grants in Last Fiscal Year

					Potential Realizable Value at Assumed
					Annual Rates of Stock Price
		Individual Grants			Appreciation for Option Term
	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base
Name	Granted (#)	Fiscal Year	Price ($/Share)	Expiration Date	5%	10%
Jeffrey H. Smulyan	200,000	32.0%	$18.74	2/28/15	$2,357,097	$5,973,347
Randall D. Bongarten	25,000	4.0%	18.74	2/28/15	$294,637	$746,668
Richard F. Cummings	30,000	5.0%	18.74	2/28/15	$353,565	$896,002
Gary L. Kaseff	25,000	4.0%	18.74	2/28/15	$294,637	$746,668
Michael Levitan	15,000	2.0%	18.74	2/28/15	$176,782	$448,001
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option /SAR Values

			Number Of Securities Underlying Unexercised Options/SARs At
	Shares		Fiscal		Value of Unexercised In-the-Money
	Acquired on	Value	Year End		Options/SARs at Fiscal Year End (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey H. Smulyan	—	—	900,000	600,000	$—	$—
Randall D. Bongarten	—	—	198,334	41,666	$—	$—
Richard F. Cummings	—	—	370,834	46,666	$—	$—
Gary L. Kaseff	—	—	229,337	41,666	$—	$—
Michael Levitan	—	—	34,167	23,333	$—	$—

(1)	Based on the sale price if the shares were sold or on the closing price on the date of exercise if the shares were retained.

(2)	Based on a stock price of $16.37 as of the close of business on February 28, 2006.
Performance Graph
     The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.
     The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of the Nasdaq Telecommunications Stock Market Index (an index containing performance data of radio, telephone, telegraph, television and cable television companies) from February 28, 2001, to the fiscal year ended February 28, 2006. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each index on February 28, 2001 and that all dividends were reinvested.

	Feb-01	Feb-02	Feb-03	Feb-04	Feb-05	Feb-06
Emmis	$100	$101	$75	$95	$71	$62
Nasdaq Stock Market (U.S.)	$100	$81	$63	$95	$97	$109
Nasdaq Telecommunications	$100	$48	$35	$49	$52	$52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     As of May 5, 2006, there were 32,255,572 shares of our Class A common stock and 4,929,881 shares of our Class B common stock issued and outstanding. The Class A common stock is entitled to an aggregate of 32,255.572 votes and the Class B common stock is entitled to an aggregate of 49,298,810 votes. The following table shows, as of May 5, 2006, the number and percentage of shares of our common stock held by each person known to us to own beneficially more than five percent of the issued and outstanding common stock, by the executive officers named in the Summary Compensation Table in Item 11 above and our directors and nominees, and by our executive officers and directors as a group:

	Class A			Class B
	Common Stock			Common Stock
	Amount and			Amount and
Five Percent Shareholders,	Nature of			Nature of
Directors and Certain	Beneficial		Percent	Beneficial		Percent	Percent of Total
Executive Officers	Ownership		of Class	Ownership		of Class	Voting Power
Jeffrey H. Smulyan	147,533	(1)	* %	6,429,881	(19)	100.0%	66.7%
Susan B. Bayh	52,735	(2)	*	—		—	*
Randall D. Bongarten	301,458	(3)	*	—		—	*
Richard F. Cummings	589,695	(4)	*	—		—	*
Gary L. Kaseff	362,721	(5)	*	—		—	*
Richard A. Leventhal	74,056	(6)	*	—		—	*
Peter A. Lund	27,205	(7)	*	—		—	*
Greg A. Nathanson	242,198	(8)	*	—		—	*
Frank V. Sica	48,015	(9)	*	—		—	*
Lawrence B. Sorrel	58,201	(10)	*	—		—	*
Michael Levitan	76,652	(11)	*	—		—	*
Neuberger Berman Inc.	1,890,785	(12)	5.9%	—		—	2.3%
Eubel Brady & Suttman Asset Management, Inc.	2,150,356	(13)	6.7%	—		—	2.6%
Reed Conner & Birdwell LLC	1,855,710	(14)	5.8%	—		—	2.3%
Westport Asset Management, Inc.	2,480,257	(15)	7.7%	—		—	3.0%
TCS Capital Gp, LLC	1,681,300	(16)	5.2%	—		—	2.1%
Farallon Capital Partners, L.P. and Noonday Capital Partners, L.L.C	1,720,500	(17)	5.3%	—		—	2.1%
All Executive Officers and Directors as a Group (13 persons)	1,906,773	(18)	5.7%	6,429,881	(19)	100.0%	67.7%

*	Less than 1%.

(1)	Consists of 3,951 shares held in the 401(k) Plan, 101,837 shares owned individually, 11,120 shares held by Mr. Smulyan as trustee for his children over which Mr. Smulyan exercises or shares voting control and 30,625 shares held by The Smulyan Family Foundation, as to which Mr. Smulyan shares voting control.

(2)	Consists of 12,735 shares owned individually and 40,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(3)	Consists of 61,127 shares owned individually, 331 shares held in the 401(k) Plan and 240,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(4)	Consists of 160,007 shares owned individually, 8,260 shares owned for the benefit of Mr. Cummings’ children, 3,928 shares held in the 401(k) Plan and 417,500 shares represented by stock options exercisable currently or within 60 days of May 5, 2006. Of the shares owned individually, 68,000 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(5)	Consists of 86,005 shares owned individually by Mr. Kaseff, 3,411 shares owned by Mr. Kaseff’s spouse, 1,346 shares held by Mr. Kaseff’s spouse for the benefit of their children, 956 shares held in the 401(k) Plan, and 271,003 shares represented by stock options exercisable currently or within 60 days of May 5, 2006. Of the shares owned individually, 43,250 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(6)	Consists of 13,456 shares owned individually, 3,000 shares owned by Mr. Leventhal’s spouse, 17,600 shares owned by a corporation of which Mr. Leventhal is a 50% shareholder and 40,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(7)	Consists of 7,205 shares owned individually and 20,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(8)	Consists of 128,073 shares owned individually or jointly with his spouse, 44,000 shares owned by trusts for the benefit of Mr. Nathanson’s children, 124 shares held in the 401(k) Plan and 70,001 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(9)	Consists of 8,015 shares owned individually and 40,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(10)	Consists of 18,201 shares owned individually and 40,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(11)	Consists of 19,000 shares owned individually, 152 shares held in the 401(k) Plan, and 57,500 shares represented by stock options exercisable currently or within 60 days of May 5, 2006. Of the shares owned individually, 19,000 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(12)	Information concerning these shares was obtained from a Schedule 13G filed on February 15, 2006 by Neuberger Berman Inc. on behalf of itself and various affiliates, each of which has a mailing address of 605 Third Avenue, New York, New York 10158.

(13)	Information concerning these shares was obtained from a Schedule 13G filed on February 14, 2006 by Eubel Brady & Suttman Asset Management, Inc. on behalf of itself and various affiliates, each of which has a mailing address of 7777 Washington Village Drive, Suite 210, Dayton, Ohio 45459.

(14)	Information concerning these shares was obtained from an Amendment to Schedule 13G filed on February 14, 2006 by Reed Conner & Birdwell LLC on behalf of itself and various affiliates, each of which has a mailing address of 11111 Santa Monica Boulevard, Suite 1700, Los Angeles, California 90025.

(15)	Information concerning these shares was obtained from an Amendment to a Schedule 13G filed February 13, 2006 by Westport Asset Management, Inc. and Westport Advisers LLC, each of which has a mailing address of 253 Riverside Avenue, Westport, Connecticut 06880.

(16)	Information concerning these shares was obtained from a Schedule 13G filed on February 9, 2006 by TCS Capital GP, LLC on behalf of itself and various affiliates, each of which has a mailing address of 888 Seventh Avenue, Suite 1504, New York, New York 10019.

(17)	Information concerning these shares was obtained from a Schedule 13G filed on February 16, 2006 by Noonday Capital Partners, L.L.C. and Farallon Capital Partners, L.P. on behalf of themselves and certain related parties. The address of Noonday Capital Partners, L.L.C. and its related parties is 227 Charlotte, North Carolina 28202. The address of Farallon Capital Partners and its related parties is One Maritime Plaza Suite 1325, San Francisco, California 94111.

(18)	Includes 1,174,830 shares represented by stock options exercisable currently or within 60 days of May 5, 2006.

(19)	Consists of 4,929,881 shares owned individually and 1,500,000 shares represented by stock options exercisable currently or within 60 days of May 5, 2006. Of the shares owned individually, 11,349 are restricted stock issued pursuant to the Emmis Stock Compensation Program.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Corporate Governance — Certain Transactions
     Although Emmis generally prohibits loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during the last fiscal year was $1,042,311 and the balance at February 28, 2006 was $912,282. This loan bears interest at our cost of senior debt, which at February 28, 2006 was approximately 6.32% per annum. Prior to 2002, Emmis had made certain life insurance premium payments for the benefit of Mr. Smulyan. Emmis discontinued making such payments in 2001; however, pursuant to a Split Dollar Life Insurance Agreement and Limited Collateral Assignment dated November 2, 1997, Emmis retains the right, upon the death, resignation or termination of Mr. Smulyan’s employment, to recover all or the premium payments it has made, which total $1.1 million. During the last fiscal year, Emmis leased an airplane and was party to a timeshare agreement with Mr. Smulyan with respect to his personal use of the plane. Under the timeshare agreement, whenever Mr. Smulyan uses the plane for non-business purposes, he pays Emmis for the aggregate incremental cost to Emmis of operating the plane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost of operating the plan for the applicable trip). With respect to the personal flights during the last fiscal year, Mr. Smulyan paid Emmis approximately $72,246 for expenses under the timeshare arrangement. In addition, under Internal Revenue Service regulations, to the extent Mr. Smulyan allows non-business guests to travel on the plane on a business trip or takes the plane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis. During the last fiscal year, Emmis purchased approximately $124,264 of corporate gifts and specialty items from a company owned by the sister of Richard Leventhal, one of our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Matters Relating to Independent Registered Public Accountants
Fees Paid to Independent Registered Public Accountants
     The following table sets forth the amount of fees (including cost reimbursements) we paid to Ernst & Young LLP for the fiscal years ended February 28, 2006 and February 28, 2005, for various categories of professional services they performed as our independent registered public accountants.

	Year ended February 28,
	2006	2005
Audit Fees (1)	$1,974,265	$1,412,728
Audit Related Fees (2)	51,000	63,000
Tax Fees:
Tax Compliance and Tax Return Preparation	—	—
Tax Consulting and Advisory Services	55,000	90,600

Total Tax Fees	55,000	90,600
All Other Fees	—	—

Total Fees	$2,080,265	$1,566,328

(1)	Includes annual financial statement and internal controls audits and limited quarterly review services, statutory audits of foreign subsidiaries, review of registration statements and providing consents for SEC filings and other services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)	Includes benefit plan audits, internal control review, audit-related consultation services for potential corporate transactions and other audit-related services.
Engagement of the Independent Registered Public Accountants and Approval of Services
     During the fiscal years ended February 28, 2006 and 2005, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services, and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young’s independence in the conduct of its auditing services. Under its current charter, it is the policy of the Audit Committee to pre-approve the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services. No services were performed during the fiscal year ended February 28, 2006 under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(2)	31.1 Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.
31.2    Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.
32.1    Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: June 28, 2006

	By:	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan
Chairman of the Board, President and
Chie Executive Officer