Form 10-Q
period 2006-05-31
EMMIS COMMUNICATIONS CORP
filed 2006-07-07
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of June 30, 2006, was:

32,310,939	Shares of Class A Common Stock, $.01 Par Value
4,929,881	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	May 31,
	2005	2006
NET REVENUES	$92,381	$89,787
OPERATING EXPENSES:
Station operating expenses	60,731	63,636
Corporate expenses	8,603	6,887
Depreciation and amortization	3,796	3,275
Loss on disposal of assets	53	—

Total operating expenses	73,183	73,798

OPERATING INCOME	19,198	15,989

OTHER EXPENSE:
Interest expense	(10,245)	(12,562)
Loss on debt extinguishment	—	(2,843)
Other income (expense), net	(27)	343

Total other expense	(10,272)	(15,062)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	8,926	927
PROVISION FOR INCOME TAXES	3,888	25
MINORITY INTEREST EXPENSE, NET OF TAX	785	1,171

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,253	(269)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	6,125	8,923

NET INCOME	10,378	8,654

PREFERRED STOCK DIVIDENDS	2,246	2,246

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,132	$6,408

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	May 31,
	2005	2006
Basic net income (loss) available to common shareholders:
Continuing operations	$0.04	$(0.07)
Discontinued operations, net of tax	0.10	0.24

Net income (loss) available to common shareholders	$0.14	$0.17

Basic weighted average common shares outstanding	56,654	37,129

Diluted net income (loss) available to common shareholders:
Continuing operations	$0.04	$(0.07)
Discontinued operations, net of tax	0.10	0.24

Net income (loss) available to common shareholders	$0.14	$0.17

Diluted weighted average common shares outstanding	57,112	37,129
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	May 31,
	2006	2006
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,822	$15,358
Accounts receivable, net	65,374	68,943
Prepaid expenses	16,605	18,470
Other	10,172	8,553
Current assets — discontinued operations	22,233	21,772

Total current assets	255,206	133,096

PROPERTY AND EQUIPMENT, NET	64,561	62,774
INTANGIBLE ASSETS:
Indefinite-lived intangibles	819,338	819,338
Goodwill	77,413	77,413
Other intangibles, net	20,174	19,157

Total intangible assets	916,925	915,908
OTHER ASSETS, NET	45,093	42,001
NON CURRENT ASSETS — DISCONTINUED OPERATIONS	230,916	223,928

Total assets	$1,512,701	$1,377,707

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	May 31,
	2006	2006
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,258	$18,649
Current maturities of long-term debt	129,175	7,751
Accrued salaries and commissions	11,857	5,960
Accrued interest	9,561	2,028
Deferred revenue	13,581	13,292
Other	6,040	4,356
Current liabilities — discontinued operations	26,431	25,276

Total current liabilities	221,903	77,312

LONG-TERM DEBT, NET OF CURRENT MATURITIES	664,424	649,736

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,520	3,456

OTHER NONCURRENT LIABILITIES	3,296	3,428

MINORITY INTEREST	48,465	48,905

DEFERRED INCOME TAXES	127,228	133,013

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	28,386	35,567

Total liabilities	1,097,222	951,417

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,164,397 shares at February 28, 2006 and 32,261,370 shares at May 31, 2006	322	323
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,879,774 shares at February 28, 2006 and 4,929,881 shares at May 31, 2006	49	49
Additional paid-in capital	513,879	517,809
Accumulated deficit	(240,567)	(234,159)
Accumulated other comprehensive income (loss)	(1,954)	(1,482)

Total shareholders’ equity	271,729	282,540

Total liabilities and shareholders’ equity	$1,512,701	$1,377,707

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,378	$8,654
Adjustments to reconcile net income to net cash provided by operating activities - Discontinued operations	(6,125)	(8,923)
Depreciation and amortization	4,181	3,670
Accretion of interest on senior discount notes and amortization of related debt costs	41	8
Minority interest expense, net	785	1,171
Provision for bad debts	873	449
Provision (benefit) for deferred income taxes	3,344	(176)
Noncash compensation	3,006	2,472
Loss on debt extinguishment	—	2,843
Other	53	—
Changes in assets and liabilities - Accounts receivable	(12,475)	(3,957)
Prepaid expenses and other current assets	(824)	(736)
Other assets	2,667	341
Accounts payable and accrued liabilities	(8,301)	(18,398)
Deferred revenue	(225)	(289)
Other liabilities	(4,234)	(2,814)
Net cash provided by operating activities — discontinued operations	8,182	6,084

Net cash provided by (used in) operating activities	1,326	(9,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,559)	(594)
Cash paid for acquisitions	(12,563)	—
Deposits and other	(40)	267
Net cash provided by (used in) investing activities — discontinued operations	(3,468)	23,093

Net cash provided by (used in) investing activities	(17,630)	22,766

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(9,188)	(148,102)
Proceeds from long-term debt	27,500	12,000
Premiums paid to redeem outstanding debt obligations	—	(88)
Proceeds from exercise of stock options and employee stock purchases	396	106
Preferred stock dividends paid	(2,246)	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(1,104)	(648)
Other	(123)	23

Net cash provided by (used in) financing activities	15,235	(138,955)

Effect of exchange rate on cash and cash equivalents	539	326

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(530)	(125,464)

CASH AND CASH EQUIVALENTS:
Beginning of period	16,054	140,822

End of period	$15,524	$15,358

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$22,283	$19,493
Income taxes	—	201

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	4,711	4,449

ACQUISITION OF D.EXPRES (SLOVAKIA):
Fair value of assets acquired	$17,815
Cash paid	12,563

Liabilities recorded	$5,252

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2006
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2006. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2006 and the results of its operations and cash flows for the three-month periods ended May 31, 2005 and 2006.
Accounting Pronouncement
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment [“SFAS No. 123R”]. SFAS No. 123R requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair-value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. The Company adopted Statement No. 123R on March 1, 2006. See Note 2 for further discussion.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.5 million and $1.7 million of these costs as of May 31, 2005 and 2006, respectively.
Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2005 and 2006 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. Neither the 6.25% Series A cumulative convertible preferred stock nor the stock options are included in the calculation of diluted net income per common share for the three-month period ended May 31, 2006 as the effect of their conversion to common stock would be antidilutive. Weighted average shares excluded from the calculation of diluted net income per share that would result from the conversion of the 6.25% Series A cumulative convertible preferred stock and the conversion of stock options amounted to approximately 4.9 million shares for the three-month period ended May 31, 2006. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three-month period ended May 31, 2005 and as the effect of its conversion to 3.7 million shares would be antidilutive.
Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to be consistent with the May 31, 2006 presentation. The reclassifications have no impact on net income previously reported.
Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended May 31,
	2005	2006
Income (loss) from operations:
KKFR-FM	$939	$921
Television	9,698	7,509
WRDA-FM	(256)	—

Total	10,381	8,430
Less: Provision for income taxes	4,256	3,650

Income from operations, net of tax	6,125	4,780

Gain on sale of discontinued operations:
WRDA-FM	—	7,022
Less: Provision for income taxes	—	2,879

Gain on sale of discontinued operations, net of tax	—	4,143

Income from discontinued operations, net of tax	$6,125	$8,923

A discussion of each component of discontinued operations follows.
KKFR-FM
     On May 5, 2006, Emmis signed a definitive agreement to sell the assets of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million. The assets and liabilities of KKFR-FM have been classified as held for sale and its results of operations and cash flows for all periods presented have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

KKFR-FM had historically been included in the radio segment. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Three Months Ended May 31,
	2005	2006
Net revenues	$2,446	$2,637
Station operating expenses	1,433	1,553
Depreciation and amortization	74	42
Income before taxes	939	921
Provision for income taxes	385	377
     Net assets related to KKFR-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2006	May 31, 2006
Current assets:
Accounts receivable, net	$1,746	$1,915
Prepaid expenses	269	408
Other	67	53

Total current assets	2,082	2,376

Noncurrent assets:
Property and equipment, net	1,785	1,643
Intangibles, net	55,671	55,671

Total noncurrent assets	57,456	57,314

Total assets	$59,538	$59,690

Current liabilities	$398	525
Noncurrent liabilities	45	77

Total liabilities	$443	$602

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that television stations need to be aligned with a company that is larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers, in order to be successful in the long term. As of May 31, 2006 the Company has sold thirteen of its sixteen television stations and has entered into an agreement to sell its television station in Orlando. The Company expects to enter into agreements to sell its remaining two television stations in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”) and the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended May 31,
	2005	2006
Net revenues	$66,572	$15,940
Station operating expenses	42,300	10,239
Depreciation and amortization	7,467	—
(Gain) loss on disposal of assets	27	(2,038)
Interest expense	6,785	—
Income before taxes	9,698	7,509
Provision for income taxes	3,976	3,273
     Net assets related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2006	May 31, 2006
Current assets:
Accounts receivable, net	$10,130	$10,854
Current portion of TV program rights	7,988	8,289
Prepaid expenses	275	219
Other	1,690	—

Total current assets	20,083	19,362

Noncurrent assets:
Property and equipment, net	27,477	26,397
Intangibles, net	124,369	124,369
Other noncurrent assets	8,622	15,848

Total noncurrent assets	160,468	166,614

Total assets	$180,551	$185,976

Current liabilities:
Accounts payable and accrued expenses	$3,360	$2,873
Current portion of TV program rights	12,731	13,065
Accrued salaries and commissions	1,076	827
Deferred revenue	7,454	7,404
Other	1,412	541

Total current liabilities	26,033	24,710

Noncurrent liabilities:
TV program rights payable, net of current portion	9,845	16,498
Other noncurrent liabilities	18,496	18,992

Total noncurrent liabilities	28,341	35,490

Total liabilities	$54,374	$60,200

     As of May 31, 2005, certain debt was required to be repaid as a result of the disposition of the Company’s television assets. The Company allocated interest expense of $6.8 million associated with this portion of debt to the television operations for the three months ended May 31, 2005 in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. As no debt is required to be repaid as a result of the disposition of the remainder of the Company’s television assets as of May 31, 2006, no interest was allocated to television operations for the three months ended May 31, 2006.

     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Emmis spent approximately $1.9 million on capital expenditures related to flooding restoration projects during the three-months ended May 31, 2006 and expects to spend an additional $6.8 million in the next nine months to complete the restoration. During the three-months ended May 31, 2006, the Company received $5.1 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property during the quarter and recorded a $2.0 million gain on disposal of these assets which is reflected in income from discontinued operations in the accompanying condensed consolidated statements of operations. Additionally, the Company recorded a reserve against WVUE accounts receivable due to the impact of the flooding on the local economy in the quarter-ended August 31, 2005. WVUE continues to monitor the financial health of its customers and adjusts its allowance for doubtful accounts on a monthly basis. As of May 31, 2006, WVUE’s reserve for doubtful accounts was approximately $0.5 million, which represents 16% of its total outstanding accounts receivable. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
WRDA-FM:
     On May 5, 2006, Emmis completed its sale of radio station WRDA-FM in St. Louis, MO to Radio One, Inc. and received $20.2 million of net cash proceeds. Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest the station. The assets and liabilities of WRDA-FM have been classified as held for sale as of February 28, 2006 and its results of operations for the three-month periods ended May 31, 2005 and 2006 have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. WRDA-FM had historically been included in the radio segment. The following table summarizes certain operating results for WRDA-FM for all periods presented:

	Three Months Ended May 31,
	2005	2006
Net revenues	$375	$—
Station operating expenses	608	—
Depreciation and amortization	23	—
Loss before taxes	(256)	—
Benefit for income taxes	(105)	—
     The assets related to WRDA-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

February 28, 2006
Current assets:
Other	$68

Total current assets	68

Noncurrent assets:
Intangibles, net	12,992

Total noncurrent assets	12,992

Total assets	$13,060

Note 2. Share Based Payments
     The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. All options granted since March 1, 2000 vest over three years (one-third each year for three years). The Company issues new shares upon the exercise of stock options.
     The Company adopted the fair value recognition provisions of Statement No. 123R, on March 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model at the date of grant and expensed on a straight-line basis over the vesting period. Prior to adoption of Statement No. 123R, the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). The Company did not recognize employee compensation cost related to its stock option grants in its consolidated statements of operations for the three years ended February 28, 2006 (prior to adoption of Statement No. 123R), as all options vesting during those three years had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The amounts recorded as share based payments prior to adopting Statement No. 123R primarily related to the expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Under the modified-prospective-transition method, compensation cost recognized beginning in our fiscal year ending February 28, 2007 includes the above items and (a) compensation cost for all share-based payments granted on or after March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R and (b) compensation cost associated with our employee stock purchase plan, which qualified as a noncompensatory plan under APB 25. Results for prior periods have not been restated. The Company accelerated the vesting of substantially all outstanding option awards that would have otherwise vested in fiscal 2007 and beyond. Consequently, the Company has an immaterial amount of share-based payment expense associated with stock options granted prior to March 1, 2006 that vest on or after March 1, 2006.
     As a result of adopting Statement No. 123R, the Company’s income before income taxes, minority interest and discontinued operations and net income for the three months ended May 31, 2006, was $0.4 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the three months ended May 31, 2006 was $0.01 lower than if the Company had continued to account for share based compensation under APB 25. The impact of adopting Statement No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
     Prior to the adoption of Statement No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess tax benefits in the three-month period ended May 31, 2006.
     The following table illustrates the effect on net income and earnings per share for the three months ended May 31, 2005 as if the Company had applied the fair value recognition provisions of Statement No. 123R to options granted under the Company’s stock option plans in all periods presented.

Three Months
Ended
May 31,
2005
(Unaudited)
Net Income (Loss) Available to Common Shareholders:
As Reported	$8,132
Plus: Reported stock-based employee compensation costs, net of tax	2,419
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	4,228

Pro Forma	$6,323

Basic EPS:
As Reported	$0.14
Pro Forma	$0.11

Diluted EPS:
As Reported	$0.14
Pro Forma	$0.11
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement No. 123R, the Company recognized forfeitures as they occurred in its Statement No. 123 pro forma disclosures. Beginning March 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term is based on the midpoint between the vesting date and the end of the contractual term. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2005 and 2006:

	Three Months Ended May 31,
	2005	2006
Risk-Free Interest Rate:	4.1%	4.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	60.8%	58.3%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the three months ended May 31, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	5,615,888	$25.07
Granted	477,434	16.34
Exercised (1)	70	16.41
Forfeited	3,821	16.34
Expired	552,325	22.64

Outstanding, May 31	5,537,106	24.57	5.8	$—
Exercisable, May 31	5,062,194	25.33	5.4	$—
Weighted average fair value per option granted	$9.64

(1)	Cash received from option exercises for the three months ended May 31, 2005 and 2006 was $0.4 million and $0 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2005 and 2006, respectively.
The weighted average grant date fair value of options granted during the three months ended May 31, 2005 and 2006 was $18.74 and $9.64, respectively. The total intrinsic value of options exercised during the three months ended May 31, 2005 and 2006 was $0.2 million and $0 million, respectively.
A summary of the Company’s nonvested options at February 28, 2006, and changes during the three months ended May 31, 2006, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	598,274	$16.49
Granted	477,434	9.64
Vested	596,975	16.49
Forfeited	3,821	9.66

Nonvested, May 31	474,912	9.66
There were 7.4 million shares available for future grants under the various option plans at May 31, 2006. The vesting date of outstanding options is March 1, 2009, and expiration dates range from November 2006 to March 2016 at exercise prices and average contractual lives as follows:

	Outstanding	Weighted Average		Exercisable
	as of	Remaining	Weighted Average	as of	Weighted Average
Range of Exercise Prices	5/31/06	Contractual Life	Exercise Price	5/31/06	Exercise Price
$.01 - $5.00	—	—	$—	—	$—
5.01 - 10.00	—	—	—	—	—
10.01 - 15.00	—	—	—	—	—
15.01 - 20.00	1,790,804	7.5	17.25	1,317,558	17.58
20.01 - 25.00	169,081	5.6	21.95	169,081	21.95
25.01 - 30.00	3,231,919	5.0	27.60	3,230,253	27.60
30.01 - 35.00	—	—	—	—	—
35.01 - 40.00	345,302	3.7	35.41	345,302	35.41

	5,537,106	5.7	24.57	5,062,194	25.33

Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company in lieu of stock option grants in 2005. These awards hold a legend which restricts their transferability for a term of from two to three years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also issues stock to settle certain bonuses that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock outstanding at May 31, 2006 and restricted stock activity during the three months ended May 31, 2006 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Outstanding, beginning of year	262,154	$18.80
Granted	294,942	15.37
Vested (restriction lapsed)	143,394	14.52
Forfeited	8,091	17.93

Outstanding, May 31	405,611	17.84
The total fair value of shares vested during the three months ended May 31, 2005 and 2006 was $4.4 million and $2.1 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2005 and 2006:

	Three Months
	Ended May 31,
	2005	2006
Station operating expenses	$1,521	$1,122
Corporate expenses	1,485	1,350

Stock-based compensation expense included in operating expenses	3,006	2,472
Tax benefit	(1,232)	(1,014)

Recognized stock-based compensation expense, net of tax	$1,774	$1,458

As of May 31, 2006, there was $7.5 million of unrecognized compensation cost related to nonvested share-

based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Note 3.	Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. As of February 28, 2006 and May 31, 2006, the carrying amounts of the Company’s FCC licenses were $819.3 million. This amount is entirely attributable to our radio division.
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
      Goodwill
     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. The market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
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
     As of February 28, 2006 and May 31, 2006, the carrying amount of the Company’s goodwill was $77.4 million. As of February 28, 2006 and May 31, 2006, approximately $25.2 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.
      Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2006 and May 31, 2006:

		February 28, 2006			May 31, 2006
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.4	$34,975	$16,043	$18,932	$34,936	$16,862	$18,074
Favorable Office Leases	6.4	688	286	402	688	313	375
Customer Lists	1.0	4,765	4,549	216	4,765	4,642	123
Non-Compete Agreements	1.3	5,738	5,717	21	5,738	5,726	12
Other	24.6	1,357	754	603	1,357	784	573

TOTAL		$47,523	$27,349	$20,174	$47,484	$28,327	$19,157

     Total amortization expense from definite-lived intangibles for the three—month periods ended May 31, 2005 and 2006 was $0.7 million and $1.0 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2007	$3,775
2008	3,449
2009	3,413
2010	3,273
2011	1,944

Note 4.	Significant Events
     On March 9, 2006, Emmis redeemed at par the remaining $120.0 million outstanding of its senior floating rate notes. In connection with this debt extinguishment, Emmis recorded a loss of approximately $2.6 million related to the write-off of unamortized deferred debt costs.
     On March 15, 2006, Emmis redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes. In connection with this debt extinguishment, Emmis recorded a loss of approximately $0.1 million related to the premium paid and the write-off of unamortized deferred debt costs.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20.2 million of net proceeds. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $4.1 million, net of tax, in its quarter ended May 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.

     On May 5, 2006, Emmis signed a definitive agreement to sell the assets of WKCF-TV in Orlando to Hearst-Argyle Television Inc. for $217.5 million. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis expects to close this transaction in the quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. WKCF-TV is included in discontinued operations in the accompanying condensed consolidated financial statements.
     On May 5, 2006, Emmis signed an agreement to sell the assets of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million. The transaction provides for customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis expects to close this transaction in the quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. KKFR-FM is included in discontinued operations in the accompanying condensed consolidated financial statements.
     On May 8, 2006, Emmis announced that ECC Acquisition, Inc., an Indiana Corporation wholly owned by Jeffrey H. Smulyan, the Chairman, Chief Executive Officer and controlling shareholder of the Company, made a non-binding proposal to acquire the outstanding publicly held shares of Emmis for $15.25 per share in cash. The offer stated that the purchaser intends to invite certain other members of the Company’s management to join the purchaser to participate in the transaction. In the offer, Mr. Smulyan also made clear that, in his capacity as a shareholder of the Company, his interest in the proposed transaction is to purchase shares of the Company not owned by him and that he will not agree to any other transaction involving the Company or his shares of the Company. In response to the proposal, the Board of Directors of Emmis formed a special committee of three independent directors, namely, Peter A. Lund and Lawrence B. Sorrel and Frank V. Sica, to consider the proposal. The special committee has selected its own independent financial and legal advisors and has appointed Mr. Sica to serve as its chairman. Mr. Smulyan and other directors of Emmis that are members of management will not participate in the evaluation of the proposal, which requires the recommendation of the special committee and the approval of the Board of Directors. The offer was made subject to the negotiation and execution of definitive agreements related to the transaction, the receipt of required financing and required regulatory approvals and the approval by Emmis’ shareholders. Pursuant to the terms of the Company’s Second Amended and Restated Articles of Incorporation and based on Mr. Smulyan’s ownership of shares of Class A Common Stock and Class B Common Stock, Mr. Smulyan holds shares with a voting interest of approximately 66.7% on most matters submitted to a vote of the Company’s shareholders, but only has about a 16.9% voting interest in any shareholder vote on a going private transaction in which he participates (calculated in each case to include shares issuable under all options exercisable currently or within 60 days). Subsequent to the announcement, four lawsuits were filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with the offer, as well as class action status for the lawsuits. These lawsuits were consolidated on June 9, 2006. The Company is in the process of evaluating this lawsuit.

Note 5.	Pro Forma Financial Information
     Unaudited pro forma summary information is presented below for the three-month period ended May 31, 2005 assuming the acquisition of (i) D.EXPRES in Slovakia in March 2005 and (ii) Radio FM Plus in Bulgaria in November 2005 had occurred on the first day of the pro forma period presented below. Unaudited historical information is presented below for the three-month period ended May 31, 2006.

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

	Three Months Ended May 31,
	2005	2006
	(Pro Forma)	(Historical)

Net revenues	$93,653	$89,787

Net income (loss) from continuing operations	$3,595	$(269)

Net income (loss) available to common shareholders from continuing operations	$1,349	$(2,515)

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$0.02	$(0.07)

Diluted	$0.02	$(0.07)

Weighted average shares outstanding:

Basic	56,654	37,129
Diluted	57,112	37,129

Note 6.	Comprehensive Income (Loss)
     Comprehensive income (loss) was comprised of the following for the three-month periods ended May 31, 2005 and 2006:

	Three Months
	Ended May 31,
	2005	2006

Net income (loss)	$10,378	$8,654
Translation adjustment	(1,292)	472

Total comprehensive income (loss)	$9,086	$9,126

Note 7.	Segment Information
     Subsequent to the reclassification of television to discontinued operations, the Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.

     The Company’s segments operate primarily in the United States with one radio station located in Hungary, a network of radio stations located in Belgium and national radio networks in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of May 31,
	2005	2006	2005	2006

Hungary	$3,948	$3,833	$7,059	$5,634

Belgium	158	175	3,948	3,170

Slovakia	439	2,045	14,027	11,907

Bulgaria	N/A	367	N/A	4,539
     In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with Statement No. 144. In the quarter ended May 31, 2006, Emmis announced the sale of KKFR-FM in Phoenix, AZ. Also, in the quarter ended November 30, 2005, Emmis announced the sale of WRDA-FM in St. Louis, MO. Accordingly, the results of operations of the television division, KKFR-FM and WRDA-FM have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2006 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
May 31, 2006	Radio	and Other	Corporate	Consolidated
		(Unaudited)

Net revenues	$68,794	$20,993	$—	$89,787
Station operating expenses	43,751	19,885	—	63,636
Corporate expenses	—	—	6,887	6,887
Depreciation and amortization	2,434	162	679	3,275

Operating income (loss)	$22,609	$946	$(7,566)	$15,989

Assets — continuing operations	$998,793	$77,459	$55,755	$1,132,007
Assets — discontinued operations	59,723	—	185,977	245,700

Total assets	$1,058,516	$77,459	$241,732	$1,377,707

Three Months Ended		Publishing
May 31, 2005	Radio	and Other	Corporate	Consolidated
		(Unaudited)

Net revenues	$72,279	$20,102	$—	$92,381
Station operating expenses	41,885	18,846	—	60,731
Corporate expenes	—	—	8,603	8,603
Depreciation and amortization	1,990	180	1,626	3,796
(Gain) loss on disposal of assets	2	1	50	53

Operating income (loss)	$28,402	$1,075	$(10,279)	$19,198

Assets — continuing operations	$1,022,315	$84,072	$112,694	$1,219,081
Assets — discontinued operations	73,783	—	541,459	615,242

Total assets	$1,096,098	$84,072	$654,153	$1,834,323

Note 8.	Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis
     Included in long-term debt, net of current maturities, is $375 million of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 28, 2006, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, Slovakia, Bulgaria and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.
     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only, Emmis Operating Company (EOC) Parent Company Only (issuer of the senior subordinated notes), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2006 and May 31, 2006 and for the three-month periods ended May 31, 2005 and 2006. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of May 31, 2006
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$—	$3,769	$4,225	$7,364	$—	$15,358
Accounts receivable, net	—	—	55,767	13,176	—	68,943
Prepaid expenses	—	455	16,671	1,344	—	18,470
Other	—	7,181	1,134	238	—	8,553
Current assets — discontinued operations	—	—	21,772	—	—	21,772

Total current assets	—	11,405	99,569	22,122	—	133,096

Property and equipment, net	—	23,891	28,418	10,465	—	62,774
Intangible assets, net	—	—	781,820	134,088	—	915,908
Investment in affiliates	498,214	1,138,049	—	—	(1,636,263)	—
Other assets, net	—	55,334	3,882	1,596	(18,811)	42,001
Noncurrent assets — discontinued operations	—	—	223,928	—	—	223,928

Total assets	$498,214	$1,228,679	$1,137,617	$168,271	$(1,655,074)	$1,377,707

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$4,585	$8,697	$18,163	$(12,796)	$18,649
Current maturities of other long-term debt	—	6,750	—	1,373	(372)	7,751
Accrued salaries and commissions	—	486	5,073	401	—	5,960
Accrued interest	—	2,028	—	—	—	2,028
Deferred revenue	—	—	13,292	—	—	13,292
Other	1,123	2,193	358	682	—	4,356
Current liabilities — discontinued operations	—	—	25,276	—	—	25,276

Total current liabilities	1,123	16,042	52,696	20,619	(13,168)	77,312

Long-term debt, net of current maturities	—	649,736	—	—	—	649,736
Other long-term debt, net of current maturities	—	—	383	8,716	(5,643)	3,456
Other noncurrent liabilities	—	2,475	912	41	—	3,428
Minority interest	—	—	—	48,905	—	48,905
Deferred income taxes	—	133,013	—	—	—	133,013
Noncurrent liabilities — discontinued operations	—	—	35,567	—	—	35,567

Total liabilities	1,123	801,266	89,558	78,281	(18,811)	951,417

PREFERRED STOCK	143,750	—	—	—	—	143,750

SHAREHOLDERS’ EQUITY:
Common stock	372	498,214	—	—	(498,214)	372
Additional paid-in capital	517,809	—	—	—	—	517,809
Subsidiary investment	—	—	218,842	127,938	(346,780)	—
Retained earnings/(accumulated deficit)	(164,840)	(69,319)	829,217	(34,191)	(795,026)	(234,159)
Accumulated other comprehensive income (loss)	—	(1,482)	—	(3,757)	3,757	(1,482)

Total shareholders’ equity	353,341	427,413	1,048,059	89,990	(1,636,263)	282,540

Total liabilities and shareholders’ equity	$498,214	$1,228,679	$1,137,617	$168,271	$(1,655,074)	$1,377,707

Emmis Communications Corporation
Condensed Consolidating Balance Sheet
As of February 28, 2006
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$—	$129,701	$3,714	$7,407	$—	$140,822
Accounts receivable, net	—	—	54,618	10,756	—	65,374
Prepaid expenses	—	1,197	14,491	917	—	16,605
Program rights	—	—	—	—	—	—
Other	—	931	2,335	823	—	4,089
Deferred tax assets — current	—	6,083	—	—	—	6,083
Current assets — discontinued operations	—	—	22,233	—	—	22,233

Total current assets	—	137,912	97,391	19,903	—	255,206

Property and equipment, net	—	24,469	29,327	10,765	—	64,561
Intangible assets, net	—	—	782,057	135,094	—	917,151
Investment in affiliates	618,267	1,146,540	—	—	(1,764,807)	—
Other assets, net	2,672	54,762	3,617	1,565	(17,749)	44,867
Noncurrent assets — discontinued operations	—	—	230,916	—	—	230,916

Total assets	$620,939	$1,363,683	$1,143,308	$167,327	$(1,782,556)	$1,512,701

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$10,520	$8,349	$18,401	$(12,012)	$25,258
Current maturities of long-term debt	121,406	6,750	—	1,385	(366)	129,175
Current portion of TV program rights payable	—	—	—	—	—	—
Accrued salaries and commissions	—	4,092	6,922	843	—	11,857
Accrued interest	1,279	8,282	—	—	—	9,561
Deferred revenue	—	—	13,581	—	—	13,581
Other	1,123	3,263	1,330	324	—	6,040
Current liabilities — discontinued operations	—	—	26,431	—	—	26,431

Total current liabilities	123,808	32,907	56,613	20,953	(12,378)	221,903

Long-term debt, net of current maturities	—	664,424	—	—	—	664,424
Other long-term debt, net of current maturities	—	—	20	8,871	(5,371)	3,520
TV program rights payable, net of current portion	—	—	—	—	—	—
Other noncurrent liabilities	—	2,509	747	40	—	3,296
Minority interest	—	—	—	48,465	—	48,465
Deferred income taxes	—	127,228	—	—	—	127,228
Noncurrent liabilities — discontinued operations	—	—	28,386	—	—	28,386

Total liabilities	123,808	827,068	85,766	78,329	(17,749)	1,097,222

PREFERRED STOCK	143,750	—	—	—	—	143,750

SHAREHOLDERS’ EQUITY:
Common stock	371	618,267	—	—	(618,267)	371
Additional paid-in capital	513,879	—	—	—	—	513,879
Subsidiary investment	—	—	275,907	128,089	(403,996)	—
Retained earnings/(accumulated deficit)	(160,869)	(79,698)	781,635	(35,469)	(746,166)	(240,567)
Accumulated other comprehensive loss	—	(1,954)	—	(3,622)	3,622	(1,954)

Total shareholders’ equity	353,381	536,615	1,057,542	88,998	(1,764,807)	271,729

Total liabilities and shareholders’ equity	$620,939	$1,363,683	$1,143,308	$167,327	$(1,782,556)	$1,512,701

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three-month Period Ended May 31, 2006
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated

Net revenues	$—	$254	$74,644	$14,889	$—	$89,787
Operating expenses:
Station operating expenses	—	178	53,010	10,448	—	63,636
Corporate expenses	—	6,887	—	—	—	6,887
Depreciation and amortization	—	679	1,242	1,354	—	3,275
Loss on disposal of assets	—	—	—	—	—	—

Total operating expenses	—	7,744	54,252	11,802	—	73,798

Operating income (loss)	—	(7,490)	20,392	3,087	—	15,989

Other income (expense)
Interest expense	(295)	(12,187)	(2)	(353)	275	(12,562)
Loss on debt extinguishment	(2,753)	(90)	—	—	—	(2,843)
Other income (expense), net	125	123	229	(147)	13	343

Total other income (expense)	(2,923)	(12,154)	227	(500)	288	(15,062)

Income (loss) before income taxes, minority interest and discontinued operations	(2,923)	(19,644)	20,619	2,587	288	927
Provision (benefit) for income taxes	(1,198)	1,085	—	138	—	25
Minority interest expense, net of tax	—	—	—	1,171	—	1,171

Income (loss) from continuing operations	(1,725)	(20,729)	20,619	1,278	288	(269)
Income (loss) from discontinued operations, net of tax	—	—	8,923	—	—	8,923
Equity in earnings (loss) of subsidiaries	—	31,108	—	—	(31,108)	—

Net income (loss)	(1,725)	10,379	29,542	1,278	(30,820)	8,654
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(3,971)	$10,379	$29,542	$1,278	$(30,820)	$6,408

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three—month Period Ended May 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated

Net revenues	$—	$287	$80,297	$11,797	$—	$92,381
Operating expenses:
Station operating expenses, excluding noncash compensation	—	160	51,447	9,124	—	60,731
Corporate expenses, excluding noncash compensation	—	8,603	—	—	—	8,603
Depreciation and amortization	—	1,626	1,430	740	—	3,796
Loss on disposal of assets	—	—	53	—	—	53

Total operating expenses	—	10,389	52,930	9,864	—	73,183

Operating income (loss)	—	(10,102)	27,367	1,933	—	19,198

Other income (expense)
Interest expense	(41)	(10,094)	(4)	(385)	279	(10,245)
Other income (expense), net	—	(415)	349	(697)	736	(27)

Total other income (expense)	(41)	(10,509)	345	(1,082)	1,015	(10,272)

Income (loss) before income taxes, minority interest and discontinued operations	(41)	(20,611)	27,712	851	1,015	8,926

Provision (benefit) for income taxes	(17)	3,066	—	839	—	3,888
Minority interest expense, net of tax	—	—	—	785	—	785

Income (loss) from continuing operations	(24)	(23,677)	27,712	(773)	1,015	4,253
Income (loss) from discontinued operations	—	—	6,125	—	—	6,125
Equity in earnings (loss) of subsidiaries	—	34,079	—	—	(34,079)	—

Net income (loss)	(24)	10,402	33,837	(773)	(33,064)	10,378
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(2,270)	$10,402	$33,837	$(773)	$(33,064)	$8,132

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Three-month Period Ended May 31, 2006
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(1,725)	$10,379	$29,542	$1,278	$(30,820)	$8,654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	—	—	(8,923)	—	—	(8,923)
Depreciation and amortization	11	1,063	1,242	1,354	—	3,670
Accretion of interest on senior discount notes and amortization of related debt costs	8	—	—	—	—	8
Minority interest expense	—	—	—	1,171	—	1,171
Provision for bad debts	—	—	449	—	—	449
Provision for deferred income taxes	(1,198)	1,085	(201)	138	—	(176)
Noncash compensation	—	1,350	1,122	—	—	2,472
Loss on debt extinguishment	2,753	90	—	—	—	2,843
Equity in earnings of subsidiaries	—	(31,108)	—	—	31,108	—
Gain on sale of assets	—	—	—	—	—	—
Other	—	—	—	288	(288)	—
Changes in assets and liabilities —
Accounts receivable	—	—	(1,598)	(2,359)	—	(3,957)
Prepaid expenses and other current assets	—	6,658	(7,079)	(315)	—	(736)
Other assets	(92)	(1,128)	(96)	595	1,062	341
Accounts payable and accrued liabilities	(1,279)	(13,975)	(1,568)	(792)	(784)	(18,398)
Deferred revenue	—	—	(289)	—	—	(289)
Other liabilities	—	(1,104)	(1,024)	(408)	(278)	(2,814)
Net cash provided by operating activities — discontinued operations	—	—	6,084	—	—	6,084

Net cash provided by (used in) operating activities	(1,522)	(26,690)	17,661	950	—	(9,601)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(101)	(321)	(172)	—	(594)
Cash paid for acquisitions	—	—	—	—	—	—
Proceeds from the sale of WRDA-FM, net	—	—	—	—	—	—
Deposits and other	—	82	185	—	—	267
Net cash provided by investing activities — discontinued oeprations	—	—	23,093	—	—	23,093

Net cash provided by (used in) investing activities	—	(19)	22,957	(172)	—	22,766

FINANCING ACTIVITIES:
Payments on long-term debt	(121,406)	(26,696)	—	—	—	(148,102)
Proceeds from long-term debt	—	12,000	—	—	—	12,000
Premiums paid to redeem outstanding debt obligations	(88)	—	—	—	—	(88)
Proceeds from exercise of stock options and employee stock purchases	106	—	—	—	—	106
Preferred stock dividends paid	(2,246)	—	—	—	—	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(648)	—	—	—	—	(648)
Intercompany, net	125,781	(84,527)	(40,107)	(1,147)	—	—
Other	23	—	—	—	—	23

Net cash provided by (used in) financing activities	1,522	(99,223)	(40,107)	(1,147)	—	(138,955)

Effect of exchange rate on cash and cash equivalents	—	—	—	326	—	326

DECREASE IN CASH AND CASH EQUIVALENTS	—	(125,932)	511	(43)	—	(125,464)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	129,701	3,714	7,407	—	140,822

End of period	$—	$3,769	$4,225	$7,364	$—	$15,358

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Three-month Period Ended May 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(24)	$10,402	$45,243	$(773)	$(44,470)	$10,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	—	—	(6,125)	—	—	(6,125)
Depreciation and amortization	—	2,011	1,429	741	—	4,181
Accretion of interest on senior discount notes and amortization of related debt costs	41	—	—	—	—	41
Minority interest expense	—	—	—	785	—	785
Provision for bad debts	—	—	873	—	—	873
Provision (benefit) for deferred income taxes	(17)	3,066	—	295	—	3,344
Noncash compensation	—	1,850	1,072	84	—	3,006
Equity in earnings of subsidiaries	—	(45,485)	—	—	45,485	—
Other	—	—	53	1,015	(1,015)	53
Changes in assets and liabilities —
Accounts receivable	—	—	(9,770)	(2,705)	—	(12,475)
Prepaid expenses and other current assets	—	1,702	(2,678)	152	—	(824)
Other assets	—	739	1,359	569	—	2,667
Accounts payable and accrued liabilities	—	(7,883)	(1,098)	680	—	(8,301)
Deferred revenue	—	—	(225)	—	—	(225)
Other liabilities	—	(243)	(1,398)	(2,593)	—	(4,234)
Net cash provided from operating activities — discontinued operations	—	—	8,182	—	—	8,182

Net cash provided by (used in) operating activities	—	(33,841)	36,917	(1,750)	—	1,326

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(78)	(1,272)	(209)	—	(1,559)
Cash paid for acquisitions	—	—	—	(12,563)	—	(12,563)
Deposits and other	—	(356)	316	—	—	(40)
Net cash used in investing activities — discontinued operations	—	—	(3,468)	—	—	(3,468)

Net cash used in investing activities	—	(434)	(4,424)	(12,772)	—	(17,630)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(9,188)	—	—	—	(9,188)
Proceeds from long-term debt	—	27,500	—	—	—	27,500
Proceeds from exercise of stock options	396	—	—	—	—	396
Preferred stock dividends paid	(2,246)	—	—	—	—	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(1,104)	—	—	—	—	(1,104)
Intercompany, net	3,077	13,106	(30,777)	14,594	—	—
Other	(123)	—	—	—	—	(123)

Net cash provided by (used in) financing activities	—	31,418	(30,777)	14,594	—	15,235

Effect of exchange rate on cash and cash equivalents	—	—	—	539	—	539

DECREASE IN CASH AND CASH EQUIVALENTS	—	(2,857)	1,716	611	—	(530)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,688	6,173	6,193	—	16,054

End of period	$—	$831	$7,889	$6,804	$—	$15,524

Note 9. Regulatory, Legal and Other Matters
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
     As of May 31, 2006, four lawsuits have been filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with Emmis Chairman and CEO Jeffrey H. Smulyan’s offer to purchase the outstanding common equity of the Company, as well as class action status for the lawsuits. These lawsuits were consolidated on June 9, 2006. The Company is in the process of evaluating this lawsuit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:
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
GENERAL
     We own and operate radio, television and publishing properties located primarily in the United States. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1 to the accompanying condensed consolidated financial statements for more discussion). Additionally, in the quarter ended May 31, 2006, Emmis announced the sale of KKFR-FM in Phoenix, AZ. The results of operations of our television division and KKFR-FM have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Broadcast entities’ ratings are measured principally four times a year by Arbitron Radio Market Reports for radio stations and by A.C. Nielsen Company for television stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
          The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2005 and 2006. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2005	% of Total	2006	% of Total
		(Dollars in thousands)

Net revenues:
Local	$62,847	68.0%	$61,185	68.1%
National	15,299	16.6%	15,032	16.7%
Political	10	0.0%	20	0.0%
Publication Sales	4,782	5.2%	4,340	4.8%
Non Traditional	5,021	5.4%	3,558	4.0%
Other	4,422	4.8%	5,652	6.4%

Total net revenues	$92,381		$89,787

          As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the three-month period ended May 31, 2006, local and regional sales, excluding political revenues, represented approximately 85% and 65% of our advertising revenues for our radio and publishing divisions, respectively. In the three-month period ended May 31, 2005, local and regional sales, excluding political revenues, represented approximately 84% and 64% of our advertising revenues for our radio and publishing divisions, respectively.
          No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 13% of the radio segment’s advertising net revenues in the three-month period ended May 31, 2006.
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

KNOWN TRENDS AND UNCERTAINTIES
     Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors: (1) lack of inventory and pricing discipline by radio operators, (2) a more focused newspaper advertising sales force that has slowed the market share gains radio was making vis-à-vis newspapers, (3) the emergence of new media, such as internet advertising and cable interconnects, which are gaining advertising share against radio and other traditional media, and (4) the perception of advertisers that satellite radio and MP3 players diminish the effectiveness of radio advertising.
     The radio industry has begun several initiatives to address these issues. The radio industry has begun the rollout of high-definition (HD) radio. Music transmitted in HD sounds noticeably better than the current analogue broadcasts. Further, compression technology enables radio operators to offer second and possibly third or fourth channels within each operator’s existing allotted bandwidth. This will essentially increase the number of radio stations available to listeners in each radio market and enable radio operators to offer a broader selection of free music and other format choices. To make the rollout of HD radio more efficient, a consortium of broadcasters, representing a majority of the radio stations in nearly all of our markets, have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD receivers, particularly in automobiles. In recent months, broadcasters have begun to aggressively promote HD radio on their analogue signals to increase consumer awareness of the technology. These industry efforts are in addition to the independent decisions of many radio operators to dramatically reduce the number of commercials aired per hour, which serves the dual purpose of creating a more enjoyable experience for listeners plus creating a more favorable pricing environment due to a reduction in the supply of commercials.
     Our two radio stations in Los Angeles have suffered significant ratings declines, which has led to a decline in revenues of the stations. This is primarily due to increased competition in the format of one of the stations, KPWR-FM. Also, our three radio stations in New York have been adversely affected by the decline in radio advertising revenue in the entire New York market and by a decline in station ratings. Our New York ratings have declined primarily due to increased competition in the formats of our stations. We have invested resources in promoting our Los Angeles and New York stations to recapture lost ratings and revenues.
     Emmis is in the process of divesting all of its television stations. The decision to sell its television stations stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that television stations need to be aligned with a company that is larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers, in order to be successful in the long term. As of May 31, 2006, Emmis has closed on sales of thirteen of its sixteen television stations, receiving gross proceeds of approximately $921 million. On May 5, 2006, Emmis signed a definitive agreement to sell the assets of WKCF-TV in Orlando to Hearst-Argyle Television Inc. for $217.5 million. Emmis hopes to have this transaction closed by August 31, 2006. Emmis expects to have KGMB-TV in Honolulu, Hawaii and WVUE-TV in New Orleans, Louisiana sold in the next three to twelve months.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
ACCOUNTING PRONOUNCEMENTS
SFAS 123R
     The Company adopted the fair value recognition provisions of Statement No. 123R, on March 1, 2006,

using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model at the date of grant and expensed on a straight-line basis over the vesting period. Prior to adoption of Statement No. 123R, the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). The Company did not recognize employee compensation cost related to its stock option grants in its consolidated statements of operations for the three years ended February 28, 2006 (prior to adoption of Statement No. 123R), as all options vesting during those three years had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The amounts recorded as share based payments prior to adopting Statement No. 123R primarily related to the expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Under the modified-prospective-transition method, compensation cost recognized beginning in our fiscal year ending February 28, 2007 includes the above items and (a) compensation cost for all share-based payments granted on or after March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R and (b) compensation cost associated with our employee stock purchase plan, which qualified as a noncompensatory plan under APB 25. Results for prior periods have not been restated. The Company accelerated the vesting of substantially all outstanding option awards that would have otherwise vested in fiscal 2007 and beyond. Consequently, the Company has an immaterial amount of share-based payment expense associated with stock options granted prior to March 1, 2006 that vests on or after March 1, 2006.
     As a result of adopting Statement No. 123R, the Company’s income before income taxes, minority interest and discontinued operations and net income for the three months ended May 31, 2006, was $0.4 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the three months ended May 31, 2006 was $0.01 lower than if the Company had continued to account for share based compensation under APB 25. The impact of adopting Statement No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
     The Company began granting restricted stock awards to employees and directors of the Company in lieu of stock option grants in 2005. These awards hold a legend which restricts their transferability for a term of from two to three years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also issues stock to settle certain bonuses that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
     As of May 31, 2006, there was $7.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.6 years.
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
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $2.2 million and $1.8 million accrued for employee healthcare claims as of February 28, 2006 and May 31, 2006, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
     Valuation of Stock Options
          The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company relies heavily upon historical data of its stock price when determining expected volatility, but each year the Company reassesses whether or not historical data is representative of expected results.

Results of Operations for the Three-month Periods Ended May 31, 2006 Compared to May 31, 2005
Net revenue pro forma reconciliation:
          Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, our radio station being sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
Reported net revenues
Radio	$72,279	$68,794	$(3,485)	-4.8%
Publishing	20,102	20,993	891	4.4%

Total	92,381	89,787	(2,594)	-2.8%

Plus: Net revenues from stations acquired
Radio	1,272	—
Publishing	—	—

Total	1,272	—

Pro forma net revenues
Radio	73,551	68,794	(4,757)	-6.5%
Publishing	20,102	20,993	891	4.4%

Total	$93,653	$89,787	$(3,866)	-4.1%

          For further disclosure of segment results, see Note 7 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 5 to the accompanying condensed consolidated financial statements.
Net revenues:
          Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. On a pro forma basis (assuming the radio networks in Slovakia and Bulgaria had been purchased on March 1, 2005), radio net revenues for the quarter ended May 31, 2006 would have decreased $4.8 million, or 6.5%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended May 31, 2006, on a pro forma basis, net revenues of our domestic radio stations were down 7.9%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were down 3.1%. We underperformed the markets in which we operate principally due to challenges in our Los Angeles and New York markets. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues. We are continuing to reinvest in our properties, particularly in New York and Los Angeles, through additional promotional spending, recruiting and retaining compelling on-air talent and by doing extensive research.
          Publishing net revenues increased principally due to the introduction of new city guides in Atlanta and Cincinnati. Also, Tu Ciudad produced two issues in the three-months ended May 31, 2006 versus just its inaugural issue in the same period of the prior year.

          On a consolidated basis, pro forma net revenues for the three-month period ended May 31, 2006 decreased $3.9 million due to the effect of the items described above.
Station operating expenses pro forma reconciliation:
          Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, our radio station being sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(Dollars in thousands)
Reported station operating expenses
Radio	$41,885	$43,751	$1,866	4.5%
Publishing	18,846	19,885	1,039	5.5%

Total	60,731	63,636	2,905	4.8%

Plus: Station operating expenses from stations acquired:
Radio	1,312	—
Publishing	—	—

Total	1,312	—

Pro forma station operating expenses
Radio	43,197	43,751	554	1.3%
Publishing	18,846	19,885	1,039	5.5%

Total	$62,043	$63,636	$1,593	2.6%

          For further disclosure of segment results, see Note 7 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 5 to the accompanying condensed consolidated financial statements.
Station operating expenses:
          Radio station operating expenses increased as a result of increased promotional spending, particularly in New York and Los Angeles as discussed above. Additionally, a portion of the increase relates to higher programming costs associated with certain on-air talent contracts.
          Publishing operating expenses increased principally due to higher paper costs, higher salary expenses and higher variable sales commissions as a result of higher revenues discussed above.
          On a consolidated basis, pro forma station operating expenses, for the three-month period ended May 31, 2006 increased $1.6 million, or 2.6% due to the effect of the items described above.

Corporate expenses:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$8,603	$6,887	$(1,716)	(19.9)%
     Corporate expenses decreased primarily as a result of the divestiture of the Company’s television stations. Due to the divesture of the stations, the Company made numerous staffing reductions and has delayed the filling of certain open positions.
Depreciation and amortization:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)

Depreciation and amortization:
Radio	$1,990	$2,434	$444	22.3%
Publishing	180	162	(18)	(10.0)%
Corporate	1,626	679	(947)	(58.2)%

Total depreciation and amortization	$3,796	$3,275	$(521)	(13.7)%

     Substantially all of the increase in radio depreciation and amortization expense for the three month period ended May 31, 2006 relates to the acquisition of radio networks in Slovakia and Bulgaria in March 2005 and November 2005, respectively. The decrease in corporate depreciation and amortization relates to equipment and furniture and fixtures becoming fully depreciated in the fourth quarter of fiscal 2006.
Operating income:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)

Operating income:
Radio	$28,402	$22,609	$(5,793)	(20.4)%
Publishing	1,075	946	(129)	(12.0)%
Corporate	(10,279)	(7,566)	2,713	(26.4)%

Total operating income	$19,198	$15,989	$(3,209)	(16.7)%

     Radio operating income decreased due to declining revenues in our New York and Los Angeles markets, coupled with higher expenses at our existing stations, as discussed above. Although we are investing heavily in our Los Angeles and New York markets, continued ratings pressure on our stations in New York and Los Angeles and general radio market performance in New York will continue to be a challenge for the Company.
     Publishing operating income decreased due to higher operating expenses as a result of rising paper costs, salary expenses and variable sales commissions. These cost increases were partially offset by additional revenues generated by the introduction of city guides in Atlanta and Cincinnati and by the publication of two issues of Tu Ciudad in the three-months ended May 31, 2006 versus one issue in the same period of the prior year.
     On a consolidated basis, operating income decreased due to the changes in radio and publishing operating income, partially offset by lower corporate expenses, as discussed above.

Interest expense:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)

Interest expense	$10,245	$12,562	$2,317	22.6%
     Interest expense increased as a result of interest being allocated to television discontinued operations for the three-months ended May 31, 2005. Certain debt would have been required to be repaid as of May 31, 2005 as a result of the disposition of the Company’s television assets. The Company allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. No debt would be required to be repaid as a result of the disposition of the Company’s television assets as of May 31, 2006, thus no interest was allocated to television operations for the three-months ended May 31, 2006. The Company allocated $6.8 million of interest expense to discontinued operations for the three-months ended May 31, 2005. Excluding the reclassification of interest expense to discontinued operations, interest expense would have decreased $4.5 million, or 26.2%, mostly due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of television sale proceeds partially offset by higher interest rates on the senior credit facility.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Income before income taxes, minority interest and discontinued operations	$8,926	$927	$(7,999)	(89.6)%
     The decrease in the three months ended May 31, 2006 is attributable to lower operating income and higher reported interest expense, as discussed above. In addition to these items, in the three-months ended May 31, 2006, we recorded a $2.8 million loss on debt extinguishment related to the write-off of deferred debt costs for debt issuances redeemed.
Minority interest expense, net of tax:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)

Minority interest expense, net of tax	$785	$1,171	$386	49.2%
     Our minority interest expense principally relates to our partnership in Austin, Texas (we own 50.1%) and our radio station in Hungary (we own 59.5%).

Income from discontinued operations, net of tax:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$6,125	$8,923	$2,798	45.7%
     Our television division, one radio station in Phoenix, and one radio station in St. Louis have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these stations and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements. Below is a summary of the components of discontinued operations:

	Three Months Ended May 31,
	2005	2006

Income (loss) from operations:
KKFR-FM	$939	$921
Television	9,698	7,509
WRDA-FM	(256)	—

Total	10,381	8,430
Less: Provision for income taxes	4,256	3,650

Income from operations, net of tax	6,125	4,780

Gain on sale of discontinued operations:
WRDA-FM	—	7,022
Less: Provision for income taxes	—	2,879

Gain on sale of discontinued operations, net of tax	—	4,143

Income from discontinued operations, net of tax	$6,125	$8,923

     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Emmis spent approximately $1.9 million on capital expenditures related to flooding restoration projects during the three-months ended May 31, 2006 and expects to spend an additional $6.8 million in the next nine months to complete the restoration. During the three-months ended May 31, 2006, the Company received $5.1 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property during the quarter and recorded a $2.0 million gain on disposal of these assets which is reflected in income from discontinued operations in the accompanying condensed consolidated statements of operations. Additionally, the Company recorded a reserve against WVUE accounts receivable due to the impact of the flooding on the local economy in the quarter-ended August 31, 2005. WVUE continues to monitor the financial health of its customers and adjusts its allowance for doubtful accounts on a monthly basis. As of May 31, 2006, WVUE’s reserve for doubtful accounts was approximately $0.5 million, which represents 16% of its total outstanding accounts receivable. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. However, unlike property and casualty, Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. Emmis recorded a $4.1 million gain on the sale, net of tax, which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations.
Net income:

	Three Months Ended May 31,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Net income:	$10,378	$8,654	$(1,724)	(16.6)%
     The decrease in net income in the three-month period ended May 31, 2006 is primarily attributable to lower operating income and the loss on debt extinguishment partially offset by the gain recorded on the sale of WRDA-FM, as discussed above. The provision for income taxes for the three-month period ended May 31, 2006 varied from our effective tax rate of 41% due to the realization of a previously reserved foreign tax assets.
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
     At May 31, 2006, we had cash and cash equivalents of $15.4 million and net working capital of $55.8 million. At February 28, 2006, we had cash and cash equivalents of $140.8 million and net working capital of $33.3 million. The increase in working capital primarily relates to higher accounts receivable due to seasonality of the business, lower accounts payable and accrued expenses and lower accrued salaries and commission due to the settlement of year-end bonuses and severance amounts that had been accrued, and lower accrued interest due to the timing of our senior subordinated debt semi-annual interest payment. On March 9, 2006, the Company redeemed at par the remaining $120.0 million outstanding of its senior floating rate notes. On March 15, 2006, the Company redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $2.8 million in the three-months ended May 31, 2006.
     On May 5, 2006, Emmis signed an agreement to sell the assets of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million. The transaction provides for customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis expects to close this transaction in the quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. KKFR-FM is included in discontinued operations in the accompanying condensed consolidated financial statements.
     On May 5, 2006, Emmis signed a definitive agreement to sell the assets of WKCF-TV in Orlando to

Hearst-Argyle Television Inc. for $217.5 million. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis expects to close this transaction in the quarter ended August 31, 2006 and plans to use the proceeds to repay outstanding debt obligations, to fund acquisitions or for other general corporate purposes. As of May 31, 2006, Emmis has closed on sales of thirteen of its sixteen television stations. Emmis expects to have KGMB-TV in Honolulu, Hawaii and WVUE-TV in New Orleans, Louisiana sold in the next three to twelve months.
Operating Activities
     Cash flows used in operating activities were $9.6 million for the three-month period ended May 31, 2006, compared with cash flows provided by operating activities of $1.3 million in the same period of the prior year. Cash flows used in operating activities increased due to lower net revenues less station operating expenses and corporate expenses, coupled with lower accounts payable and accrued liabilities due to the settlement of year-end bonus and severance obligations. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
Investing Activities
     Cash flows provided by investing activities were $22.8 million for the three-month period ended May 31, 2006. Cash flows used in investing activities were $17.6 million in the same period of the prior year. In the three-month period ended May 31, 2006, we sold WRDA-FM in St. Louis, Missouri for $20.2 million of net proceeds. In the three-month period ended May 31, 2005, we purchased a national radio network in Slovakia for $12.6 million. Investment activities include capital expenditures and business acquisitions and dispositions.
     As discussed in Note 4 to the accompanying condensed consolidated financial statements, on May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20.2 million of net proceeds. Emmis used the proceeds to repay outstanding debt obligations.
     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the three-month periods ended May 31, 2005 and 2006, we had capital expenditures of $1.6 million and $0.6 million, respectively. We expect capital expenditures related to continuing operations to be approximately $8 million in the current fiscal year, compared to $11.7 million in fiscal 2006. The decrease principally relates to an expansion of our offices in Chicago to accommodate WLUP-FM, which was completed in fiscal 2006. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and high-definition radio upgrade costs. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
     Cash flows used in financing activities were $139.0 million for the three-month period ended May 31, 2006. Cash flows provided by investing activities were $15.2 million in the same period of the prior year. Cash flows used in financing activities in the three-months ended May 31, 2006 relate to the redemption of $120.0 million of senior floating rate notes and $1.4 million of senior discount notes. The Company also repaid $14.7 million under its senior credit facility during the three-months ended May 31, 2006.
     As of May 31, 2006, Emmis had $653.2 million of long-term corporate indebtedness outstanding under its credit facility ($274.7 million), senior subordinated notes ($375.0 million) and an additional $3.5 million of other indebtedness. Emmis also had $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2006, our weighted average borrowing rate under our credit facility was approximately 6.9% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes, was approximately 6.9%.
     The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $41.6 million. This amount is comprised of $25.8 million for interest under our senior subordinated notes, $6.8 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
     At June 30, 2006, we had $135.0 million available under our credit facility, which is net of $2.6 million in outstanding letters of credit, with an additional $202.9 million available for permitted acquisitions and investments that are identified by December 2006 and closed by June 2007. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008.
Intangibles
     At May 31, 2005, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
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
     As of May 31, 2006, four lawsuits have been filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with Emmis Chairman and CEO Jeffrey H. Smulyan’s offer to purchase the outstanding common equity of the Company, as well as class action status for the lawsuits. These lawsuits were consolidated on June 9, 2006. The Company is in the process of evaluating this lawsuit.
     On June 13, 2006, Emmis filed a lawsuit in federal court in Indianapolis seeking damages for CBS Radio’s actions in connection with its hiring of former Emmis CFO Walter Berger. The complaint alleges that: (i) CBS Radio knew Berger had a valid and enforceable employment agreement with Emmis when it recruited and ultimately hired him and (ii) despite objections from Emmis, CBS Radio encouraged Berger to breach his contract by leaving Emmis in January 2006, more than three years before the contract was set to expire. Emmis also filed an arbitration action against Berger seeking damages for breach of contract, which include repayment of certain amounts paid to him under his Emmis employment agreement.
     The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.
Quantitative and Qualitative Disclosures About Market Risk
     As of February 28, 2006, approximately 53% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the redemption of senior floating rate notes and senior discount notes in March 2006, and repayments of debt outstanding under our senior credit facility with proceeds from the WRDA-FM sale, approximately 43% of the Company’s debt as of June 30, 2006 bears interest at variable rates. Based on amounts outstanding at June 30, 2006, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $2.8 million.
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

     Based upon the Controls Evaluation, our CEO and Interim CFO concluded that as of May 31, 2006, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits.
          The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended through June 13, 2005, incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended May 31, 2005.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended November 30, 2002.

10.1	Asset Purchase Agreement, dated as of May 5, 2006, by and between Emmis Television Broadcasting L.P., Emmis Television LLC, Emmis Operating Company and Hearst-Argyle Television Inc., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2006.

10.2	Letter Agreement, dated as of May 5, 2006, by and between Emmis Radio LLC, Emmis Radio License LLC, Bonneville Holding Company and Bonneville International Corporation, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2006.

10.3	Amendment to Employment Agreement, dated as of May 31, 2006, by and between Emmis Operating Company and Paul W. Fiddick, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2006.
10.4	Amendment to Employment Agreement, dated as of May 31, 2006, by and between Emmis Operating Company and Gary A. Thoe, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 1, 2006.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 7, 2006	By:	/s/ DAVID R. NEWCOMER
David R. Newcomer
Interim Chief Financial Officer