Form 10-Q
period 2006-08-31
EMMIS COMMUNICATIONS CORP
filed 2006-10-10
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
EMMIS COMMUNICATIONS CORPORATION
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 2, 2006, was:

32,376,944	Shares of Class A Common Stock, $.01 Par Value
4,929,881	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2006	2005	2006
NET REVENUES	$104,654	$99,909	$197,035	$189,696
OPERATING EXPENSES:
Station operating expenses	64,877	66,383	125,608	130,019
Corporate expenses	7,958	8,292	16,561	15,179
Depreciation and amortization	4,257	3,223	8,053	6,498
(Gain) loss on disposal of assets	(8)	3	45	3

Total operating expenses	77,084	77,901	150,267	151,699

OPERATING INCOME	27,570	22,008	46,768	37,997

OTHER INCOME (EXPENSE):
Interest expense	(18,341)	(11,554)	(28,586)	(24,116)
Loss on debt extinguishment	—	(537)	—	(3,380)
Other income (expense), net	190	442	163	785

Total other income (expense)	(18,151)	(11,649)	(28,423)	(26,711)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	9,419	10,359	18,345	11,286
PROVISION FOR INCOME TAXES	4,159	4,533	8,047	4,558
MINORITY INTEREST EXPENSE, NET OF TAX	1,634	1,551	2,419	2,722

NET INCOME FROM CONTINUING OPERATIONS	3,626	4,275	7,879	4,006

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	4,804	108,007	10,929	116,930

NET INCOME	8,430	112,282	18,808	120,936

PREFERRED STOCK DIVIDENDS	2,246	2,246	4,492	4,492

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,184	$110,036	$14,316	$116,444

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2006	2005	2006
Basic net income (loss) available to common shareholders:
Continuing operations	$0.03	$0.05	$0.07	$(0.01)
Discontinued operations, net of tax	0.12	2.90	0.22	3.14

Net income (loss) available to common shareholders	$0.15	$2.95	$0.29	$3.13

Basic weighted average common shares outstanding	40,893	37,242	48,769	37,184

Diluted net income (loss) available to common shareholders:
Continuing operations	$0.03	$0.05	$0.07	$(0.01)
Discontinued operations, net of tax	0.12	2.90	0.22	3.14

Net income (loss) available to common shareholders	$0.15	$2.95	$0.29	$3.13

Diluted weighted average common shares outstanding	41,434	37,346	49,266	37,184
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	August 31,
	2006	2006
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,822	$194,690
Accounts receivable, net	65,374	75,195
Prepaid expenses	16,605	16,554
Other	10,172	3,865
Current assets — discontinued operations	22,233	13,863

Total current assets	255,206	304,167

PROPERTY AND EQUIPMENT, NET	64,561	61,328
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	819,338	819,338
Goodwill	77,413	77,413
Other intangibles, net	20,174	18,232

Total intangible assets	916,925	914,983

OTHER ASSETS, NET	45,093	41,956

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	230,916	87,179

Total assets	$1,512,701	$1,409,613

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	August 31,
	2006	2006
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$25,258	$17,992
Current maturities of long-term debt	129,175	382,748
Accrued salaries and commissions	11,857	8,395
Accrued interest	9,561	8,145
Deferred revenue	13,581	13,104
Income taxes	53	5,515
Other	5,987	4,550
Current liabilities — discontinued operations	26,431	10,056

Total current liabilities	221,903	450,505

LONG-TERM DEBT, NET OF CURRENT MATURITIES	664,424	143,250

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,520	3,334

OTHER NONCURRENT LIABILITIES	3,296	27,944

MINORITY INTEREST	48,465	50,180

DEFERRED INCOME TAXES	127,228	177,241

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	28,386	18,842

Total liabilities	1,097,222	871,296

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 28, 2006 AND AUGUST 31, 2006	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,164,397 shares at February 28, 2006 and 32,346,416 shares at August 31, 2006	322	323
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,879,774 shares at February 28, 2006 and 4,929,881 shares at August 31, 2006	49	49
Additional paid-in capital	513,879	520,065
Accumulated deficit	(240,567)	(124,123)
Accumulated other comprehensive loss	(1,954)	(1,747)

Total shareholders’ equity	271,729	394,567

Total liabilities and shareholders’ equity	$1,512,701	$1,409,613

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,808	$120,936
Adjustments to reconcile net income to net cash
provided by operating activities —
Discontinued operations	(10,929)	(116,930)
Depreciation and amortization	9,154	7,265
Accretion of interest on senior discount notes and amortization of related debt costs	81	8
Minority interest expense	2,419	2,722
Provision for bad debts	1,435	1,447
Provision for deferred income taxes	8,014	(26,013)
Noncash compensation	5,522	4,531
Loss on debt extinguishment	—	3,380
Other	45	3
Changes in assets and liabilities —
Accounts receivable	(18,340)	(11,356)
Prepaid expenses and other current assets	1,982	1,794
Other assets	1,002	(1,276)
Accounts payable and accrued liabilities	6,377	(10,444)
Deferred revenue	307	(477)
Income taxes	—	29,997
Other liabilities	(2,908)	(3,607)
Net cash provided by operating activities — discontinued operations	25,566	11,467

Net cash provided by operating activities	48,535	13,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,189)	(1,157)
Cash paid for acquisitions	(12,563)	—
Deposits and other	(60)	302
Net cash provided by (used in) investing activities — discontinued operations	(6,453)	314,050

Net cash provided by (used in) investing activities	(24,265)	313,195

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(87,875)	(282,088)
Proceeds from long-term debt	485,000	14,500
Premiums paid to redeem outstanding debt obligations	—	(88)
Purchases of the Company’s Class A Common Stock	(396,737)	—
Proceeds from exercise of stock options and employee stock purchases	2,925	150
Preferred stock dividends paid	(4,492)	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(1,105)	(716)
Debt related costs	(10,531)	—
Other	—	23

Net cash used in financing activities	(12,815)	(272,711)

Effect of exchange rate on cash and cash equivalents	(732)	(63)

INCREASE IN CASH AND CASH EQUIVALENTS	10,723	53,868

CASH AND CASH EQUIVALENTS:
Beginning of period	16,054	140,822

End of period	$26,777	$194,690

SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$34,268	$24,757
Income taxes	33	574

Noncash financing transactions —
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	9,747	5,643

ACQUISITION OF D.EXPRES (SLOVAKIA):
Fair value of assets acquired	$16,208
Cash paid	12,563

Liabilities recorded	$3,645

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2006
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
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2006 and the results of its operations for the three-month and six-month periods ended August 31, 2005 and 2006 and its cash flows for the six-month periods ended August 31, 2005 and 2006.
Accounting Pronouncement
     On September 8, 2006, the Financial Accounting Standards Board issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This staff position is effective for the Company as of March 1, 2007 and requires retrospective restatement of prior period results. Early adoption of this pronouncement is precluded for the Company. The Company has been accruing for planned major maintenance activities associated with a leased airplane under the accrue-in-advance method. The Company is currently evaluating this FASB Staff Position and its effect on the Company’s financial position, results of operations and cash flows.
     On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes [FIN No. 48], that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN No. 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revises the disclosure requirements and is effective for the Company as of March 1, 2007. The Company is currently evaluating FIN No. 48 and its effect on the Company’s financial position, results of operations and cash flows.

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment [“SFAS No. 123R”]. SFAS No. 123R requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair-value method and to record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. The Company adopted Statement No. 123R on March 1, 2006. See Note 2 for further discussion.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.4 million and $0.3 million of these costs as of August 31, 2005 and 2006, respectively.
Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2005 and 2006 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three-month and six-month periods ended August 31, 2005 and August 31, 2006 as the effect of its conversion to 4.8 million shares would be antidilutive in all periods. Stock options were excluded from diluted net income per common share for the six-months ended August 31, 2006 as the effect of their conversion would be antidilutive to the net loss from continuing operations.
Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to be consistent with the August 31, 2006 presentation. The reclassifications have no impact on net income previously reported.

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006
Income (loss) from operations:
KKFR-FM	$1,361	$(384)	$2,300	$537
Television	6,620	3,873	16,318	11,382
WRDA-FM	(280)	—	(536)	—
Phoenix	440	—	440	—

Total	8,141	3,489	18,522	11,919
Less: Provision for income taxes	3,337	1,439	7,593	5,089

Income from operations, net of tax	4,804	2,050	10,929	6,830

Gain on sale of discontinued operations:
KKFR-FM	—	19,117	—	19,117
Television	—	160,760	—	160,760
WRDA-FM	—	—	—	7,022

Total	—	179,877	—	186,899
Less: Provision for income taxes	—	73,920	—	76,799

Gain on sale of discontinued operations, net of tax	—	105,957	—	110,100

Income from discontinued operations, net of tax	$4,804	$108,007	$10,929	$116,930

A discussion of each component of discontinued operations follows.
KKFR-FM
     On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. The assets and liabilities of KKFR-FM have been classified as held for sale and its results of operations and cash flows for all periods presented have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. KKFR-FM had historically been included in the radio segment. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006
Net revenues	$2,898	$1,109	$5,344	$3,746
Station operating expenses	1,460	1,492	2,876	3,045
Depreciation and amortization	67	—	141	42
Income (loss) before taxes	1,361	(384)	2,300	537
Provision (benefit) for income taxes	558	(157)	943	220

     Net assets related to KKFR-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

February 28, 2006
Current assets:
Accounts receivable, net	$1,746
Prepaid expenses	269
Other	67

Total current assets	2,082

Noncurrent assets:
Property and equipment, net	1,785
Intangibles, net	55,671

Total noncurrent assets	57,456

Total assets	$59,538

Current liabilities	$398
Noncurrent liabilities	45

Total liabilities	$443

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that, in order to be successful in the long term, television stations need to be aligned with a company that is larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of August 31, 2006, the Company has sold fourteen of its sixteen television stations. The Company expects to enter into agreements to sell its remaining two television stations in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”) and the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006
Net revenues	$60,253	$15,742	$126,825	$31,682
Station operating expenses	40,458	11,635	82,758	21,874
Depreciation and amortization	4,852	—	12,319	—
(Gain) loss on disposal of assets	617	3	644	(2,035)
Interest expense	7,470	—	14,255	—
Income before taxes	6,620	3,873	16,318	11,382
Provision for income taxes	2,714	1,596	6,690	4,869
     Net assets related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2006	August 31, 2006
Current assets:
Accounts receivable, net	$10,130	$11,302
Current portion of TV program rights	7,988	324
Prepaid expenses	275	607
Other	1,690	652

Total current assets	20,083	12,885

Noncurrent assets:
Property and equipment, net	27,477	23,944
Intangibles, net	124,369	61,035
Other noncurrent assets	8,622	2,201

Total noncurrent assets	160,468	87,180

Total assets	$180,551	$100,065

Current liabilities:
Accounts payable and accrued expenses	$3,360	$5,243
Current portion of TV program rights	12,731	3,137
Accrued salaries and commissions	1,076	1,243
Deferred revenue	7,454	111
Other	1,412	276

Total current liabilities	26,033	10,010

Noncurrent liabilities:
TV program rights payable, net of current portion	9,845	1,676
Other noncurrent liabilities	18,496	17,166

Total noncurrent liabilities	28,341	18,842

Total liabilities	$54,374	$28,852

     As of August 31, 2005, certain debt was required to be repaid as a result of the disposition of the Company’s television assets. The Company allocated interest expense of $7.5 million and $14.3 million associated with this portion of debt to the television operations for the three months and six months ended August 31, 2005, respectively, in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. As no debt is required to be repaid as a result of the disposition of the remainder of the Company’s television assets as of August 31, 2006, no interest was allocated to television operations for the three-month and six-month periods ended August 31, 2006.
     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Emmis spent approximately $3.7 million on capital expenditures related to flooding restoration projects during the six-months ended August 31, 2006 and expects to spend an additional $5.0 million in the next six months to complete the restoration. During the six-months ended August 31, 2006, the Company received $5.1 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $2.0 million gain on disposal of these assets which is reflected in income from discontinued operations in the accompanying condensed consolidated statements of operations. Additionally, the Company recorded a reserve against WVUE accounts receivable due to the impact of the flooding on the local economy in the quarter-ended August 31, 2005.

WVUE continues to monitor the financial health of its customers and adjusts its allowance for doubtful accounts on a monthly basis. As of August 31, 2006, WVUE’s reserve for doubtful accounts was approximately $0.4 million, which represents 11% of its total outstanding accounts receivable. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
WRDA-FM:
     On May 5, 2006, Emmis completed its sale of radio station WRDA-FM in St. Louis, MO to Radio One, Inc. and received $20.2 million of net cash proceeds. Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest the station. The assets and liabilities of WRDA-FM have been classified as held for sale and its results of operations and cash flows for all periods presented have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. WRDA-FM had historically been included in the radio segment. The following table summarizes certain operating results for WRDA-FM for all periods presented:

	Three Months Ended	Six Months Ended
	August 31, 2005	August 31, 2005
Net revenues	$340	$715
Station operating expenses	593	1,188
Depreciation and amortization	22	45
Loss before taxes	(280)	(536)
Benefit for income taxes	(115)	(220)
     The assets related to WRDA-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

February 28, 2006
Current assets:
Other	$68

Total current assets	68

Noncurrent assets:
Intangibles, net	12,992

Total noncurrent assets	12,992

Total assets	$13,060

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

	Three Months Ended	Six Months Ended
	August 31, 2005	August 31, 2005
Net revenues	$—	$—
Station operating expenses, excluding noncash compensation	(440)	(440)
Noncash compensation	—	—
Depreciation and amortization	—	—
Pre-tax income	440	440
Provision for income taxes	180	180
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
     As a result of adopting Statement No. 123R, the Company’s income before income taxes, minority interest and discontinued operations for the three-month and six-month periods ended August 31, 2006, was $0.4 million and $0.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the three-month and six-month periods ended August 31, 2006, was $0.2 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the three month and six-month periods ended August 31, 2006 was $0.01 lower than if the Company had continued to account for share based compensation under APB 25. The impact of adopting Statement No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
     Prior to the adoption of Statement No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess tax benefits in the three-month or six-month periods ended August 31, 2006.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement No. 123R to options granted under the Company’s stock option plans in all periods presented.

	Three Months	Six Months
	Ended August 31,	Ended August 31,
	2005	2005
	(Unaudited)	(Unaudited)
Net Income Available to Common Shareholders:
As Reported	$6,184	$14,316
Plus: Reported stock-based employee compensation costs, net of tax	1,590	3,478
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	3,399	7,096

Pro Forma	$4,375	$10,698

Basic EPS:
As Reported	$0.15	$0.29
Pro Forma	$0.11	$0.22

Diluted EPS:
As Reported	$0.15	$0.29
Pro Forma	$0.11	$0.22
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement No. 123R, the Company recognized forfeitures as they occurred in its Statement No. 123 pro forma disclosures. Beginning March 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term is based on the midpoint between the vesting date and the end of the contractual term. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2005 and 2006:

	Six Months Ended August 31,
	2005	2006
Risk-Free Interest Rate:	4.1%	4.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	60.8%	58.3%
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the six months ended August 31, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	5,615,888	$25.07
Granted	477,434	16.34
Exercised (1)	2,728	16.41
Forfeited	8,363	16.34
Expired	823,035	23.30

Outstanding, August 31	5,259,196	24.57	5.7	$—
Exercisable, August 31	4,790,125	25.37	5.3	$—
Weighted average fair value per option granted	$9.64

(1)	Cash received from option exercises for the six months ended August 31, 2005 and 2006 was $2.9 million and $0 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2005 and 2006, respectively.
The weighted average grant date fair value of options granted during the six months ended August 31, 2005 and 2006 was $11.20 and $9.64, respectively. The total intrinsic value of options exercised during the six months ended August 31, 2005 and 2006 was $0.5 million and $0 million, respectively.
A summary of the Company’s nonvested options at February 28, 2006, and changes during the six months ended August 31, 2006, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	598,274	$16.49
Granted	477,434	9.64
Vested	598,274	16.49
Forfeited	8,363	9.64

Nonvested, August 31	469,071	9.64
There were 7.6 million shares available for future grants under the various option plans at August 31, 2006. The vesting date of outstanding options is March 1, 2009, and expiration dates range from November 2006 to March 2016 at exercise prices and average contractual lives as follows:

	Outstanding	Weighted Average		Exercisable
	as of	Remaining	Weighted Average	as of	Weighted Average
Range of Exercise Prices	8/31/06	Contractual Life	Exercise Price	8/31/06	Exercise Price
$ .01 - $5.00	—	—	$—	—	$—
5.01 - 10.00	—	—	—	—	—
10.01 - 15.00	—	—	—	—	—
15.01 - 20.00	1,704,682	7.5	17.25	1,235,611	17.60
20.01 - 25.00	169,081	5.3	21.95	169,081	21.95
25.01 - 30.00	3,049,486	5.0	27.61	3,049,486	27.61
30.01 - 35.00	—	—	—	—	—
35.01 - 40.00	335,947	3.5	35.41	335,947	35.41

	5,259,196	5.7	24.57	4,790,125	25.37

Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company in lieu of stock option grants in 2005. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Incentive Plan, stock to settle certain bonuses that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2006 and restricted stock activity during the six months ended August 31, 2006 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	262,154	$18.80
Granted	358,436	15.40
Vested (restriction lapsed)	213,953	14.98
Forfeited	14,857	17.67

Grants outstanding, August 31	391,780	17.79
The total fair value of shares vested during the six months ended August 31, 2005 and 2006 was $6.1 million and $3.1 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three-month and six-month periods ended August 31, 2005 and 2006:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2005	2006	2005	2006
Station operating expenses	$1,041	$844	$2,562	$1,966
Corporate expenses	1,475	1,215	2,960	2,565

Stock-based compensation expense included in operating expenses	2,516	2,059	5,522	4,531
Tax benefit	(1,032)	(844)	(2,264)	(1,858)

Recognized stock-based compensation expense, net of tax	$1,484	$1,215	$3,258	$2,673

As of August 31, 2006, there was $6.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Note 3. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $819.3 million as of February 28, 2006 and August 31, 2006, respectively. This amount is entirely attributable to our radio division.
     Since its adoption of EITF Topic D-108 on December 1, 2004, the Company has used a direct-method valuation approach known as the greenfield income valuation method when it performs its annual impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its units of accounting if the unit of accounting were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting was beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. For its radio stations, the Company has determined the unit of accounting to be all of its stations in a local market. The required annual impairment tests may result in future periodic write-downs.
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

     As of February 28, 2006 and August 31, 2006, the carrying amount of the Company’s goodwill was $77.4 million. As of February 28, 2006 and August 31, 2006, approximately $25.2 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2006 and August 31, 2006:

		February 28, 2006			August 31, 2006
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.4	$34,975	$16,043	$18,932	$35,007	$17,694	$17,313
Favorable Office Leases	6.4	688	286	402	688	340	348
Customer Lists	1.0	4,765	4,549	216	4,765	4,734	31
Non-Compete Agreements	1.3	5,738	5,717	21	5,738	5,735	3
Other	24.6	1,357	754	603	1,357	820	537

TOTAL		$47,523	$27,349	$20,174	$47,555	$29,323	$18,232

     Total amortization expense from definite-lived intangibles for the three-month periods ended August 31, 2005 and 2006 was $1.0 million in both periods. Total amortization expense from definite-lived intangibles for the six-month periods ended August 31, 2005 and 2006 was $1.7 million and $1.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2007	$3,765
2008	3,453
2009	3,417
2010	3,277
2011	1,960
Note 4. Significant Events
     On March 9, 2006, Emmis redeemed at par the remaining $120.0 million outstanding of its senior floating rate notes. In connection with this debt extinguishment, Emmis recorded a loss of approximately $2.6 million in its quarter ended May 31, 2006 related to the write-off of unamortized deferred debt costs.
     On March 15, 2006, Emmis redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes. In connection with this debt extinguishment, Emmis recorded a loss of approximately $0.1 million in its quarter ended May 31, 2006 related to the premium paid and the write-off of unamortized deferred debt costs.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20.0 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $4.1 million, net of tax, in its quarter ended May 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.

     On May 8, 2006, Emmis announced that ECC Acquisition, Inc., an Indiana corporation wholly owned by Jeffrey H. Smulyan, the Chairman, Chief Executive Officer and controlling shareholder of the Company, had made a non-binding proposal to acquire the outstanding publicly held shares of Emmis for $15.25 per share in cash. The proposal stated that the purchaser intended to invite certain other members of the Company’s management to join the purchaser to participate in the transaction. In the proposal, Mr. Smulyan also made clear that, in his capacity as a shareholder of the Company, his interest in the proposed transaction was to purchase shares of the Company not owned by him and that he would not agree to any other transaction involving the Company or his shares of the Company. In response to the proposal, the Board of Directors of Emmis formed a special committee of three independent directors, namely, Peter A. Lund, Frank V. Sica and Lawrence B. Sorrel, to consider the proposal. The special committee selected its own independent financial and legal advisors and appointed Mr. Sica to serve as its chairman. Mr. Smulyan and other directors of Emmis that are members of management did not participate in the evaluation of the proposal. On August 4, 2006, the Company received a letter from ECC Acquisition, Inc. withdrawing the proposal. Subsequently, Mr. Smulyan and his advisors at various times discussed with directors who served on the special committee and/or their advisors the withdrawn proposal and whether Mr. Smulyan or ECC Acquisition, Inc. would make a similar going private proposal. Those discussions included exploration by Mr. Smulyan of the directors’ views of a potential reinstitution of the proposal at a price of $16.80 per share in cash. Those discussions were discontinued on or around August 31, 2006 without a new offer being made. The special committee is no longer active, but a consolidated lawsuit filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with the offer, as well as class action status, remains on file with the Court. The Company believes the withdrawal of the proposal makes the lawsuit moot.
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL – Pensacola, FL to LIN Television Corporation for $3.0 million in cash. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $1.1 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
     On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.5 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
     On August 31, 2006, Emmis closed on its sale of WKCF-TV in Orlando to Hearst-Argyle Television Inc. for $217.5 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $93.3 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
Note 5. Pro Forma Financial Information
     Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2005 assuming the acquisition of (i) D.EXPRES in Slovakia in March 2005 and (ii) Radio FM Plus in Bulgaria in November 2005 had occurred on the first day of the pro forma period presented below. Unaudited historical information is presented below for the three-month and six-month periods ended August 31, 2006.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006
	(Pro Forma)	(Historical)	(Pro Forma)	(Historical)
Net revenues	$105,134	$99,909	$198,787	$189,696

Net income from continuing operations	$3,560	$4,275	$7,155	$4,006

Net income (loss) available to common shareholders from continuing operations	$1,314	$2,029	$2,663	$(486)

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$0.03	$0.05	$0.05	$(0.01)

Diluted	$0.03	$0.05	$0.05	$(0.01)

Weighted average shares outstanding:

Basic	40,893	37,242	48,769	37,184
Diluted	41,434	37,346	49,266	37,184
Note 6. Comprehensive Income
     Comprehensive income (loss) was comprised of the following for the three-month and six-month periods ended August 31, 2005 and 2006:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2005	2006	2005	2006
Net income	$8,430	$112,282	$18,808	$120,936
Translation adjustment	(1,154)	(265)	(2,446)	207

Total comprehensive income	$7,276	$112,017	$16,362	$121,143

Note 7. Segment Information
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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of August 31,
	2005	2006	2005	2006	2005	2006
Hungary	$5,554	$5,488	$9,502	$9,321	$6,350	$5,229

Belgium	263	392	421	567	3,550	3,143

Slovakia	2,494	2,934	2,933	4,979	11,984	11,505

Bulgaria	N/A	477	N/A	844	N/A	4,383
     In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with Statement No. 144. Emmis sold KKFR-FM in Phoenix, AZ in July 2006 and WRDA-FM in St. Louis, MO in May 2006. Accordingly, the results of operations of the television division, KKFR-FM and WRDA-FM have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2006 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
August 31, 2006	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$79,132	$20,777	$—	$99,909
Station operating expenses	47,830	18,553	—	66,383
Corporate expenses	—	—	8,292	8,292
Depreciation and amortization	2,393	168	662	3,223
Loss on disposal of assets	3	—	—	3

Operating income (loss)	$28,906	$2,056	$(8,954)	$22,008

Assets — continuing operations	$997,689	$78,053	$232,828	$1,308,570
Assets — discontinued operations	979	—	100,064	101,043

Total assets	$998,668	$78,053	$332,892	$1,409,613

Three Months Ended		Publishing
August 31, 2005	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$83,860	$20,794	$—	$104,654
Station operating expenses	45,472	19,405	—	64,877
Corporate expenses	—	—	7,958	7,958
Depreciation and amortization	2,464	175	1,618	4,257
(Gain) loss on disposal of assets	(8)	—	—	(8)

Operating income (loss)	$35,932	$1,214	$(9,576)	$27,570

Assets — continuing operations	$1,028,919	$85,883	$128,995	$1,243,797
Assets — discontinued operations	74,950	—	518,339	593,289

Total assets	$1,103,869	$85,883	$647,334	$1,837,086

Six Months Ended		Publishing
August 31, 2006	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$147,926	$41,770	$—	$189,696
Station operating expenses	91,581	38,438	—	130,019
Corporate expenses	—	—	15,179	15,179
Depreciation and amortization	4,827	330	1,341	6,498
(Gain) loss on disposal of assets	3	—	—	3

Operating income (loss)	$51,515	$3,002	$(16,520)	$37,997

Assets — continuing operations	$997,689	$78,053	$232,828	$1,308,570
Assets — discontinued operations	979	—	100,064	101,043

Total assets	$998,668	$78,053	$332,892	$1,409,613

Six Months Ended		Publishing
August 31, 2005	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$156,139	$40,896	$—	$197,035
Station operating expenses	87,357	38,251	—	125,608
Corporate expenses	—	—	16,561	16,561
Depreciation and amortization	4,454	355	3,244	8,053
(Gain) loss on disposal of assets	(6)	1	50	45

Operating income (loss)	$64,334	$2,289	$(19,855)	$46,768

Assets — continuing operations	$1,028,919	$85,883	$128,995	$1,243,797
Assets — discontinued operations	74,950	—	518,339	593,289

Total assets	$1,103,869	$85,883	$647,334	$1,837,086

Note 8.	Financial Information for Subsidiary Guarantors and Subsidiary Non-Guarantors of Emmis
     Included in current maturities of long-term debt is $375 million of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of Emmis (the “Subsidiary Guarantors”). As of February 28, 2006, subsidiaries holding Emmis’ interest in its radio stations in Austin, Texas, Hungary, Slovakia, Bulgaria and Belgium, as well as certain other subsidiaries (such as those conducting joint ventures with third parties), did not guarantee the senior subordinated notes (the “Subsidiary Non-Guarantors”). The claims of creditors of the Subsidiary Non-Guarantors have priority over the rights of Emmis to receive dividends or distributions from such subsidiaries.
     Presented below is condensed consolidating financial information for the Emmis Communications Corporation (ECC) Parent Company Only, Emmis Operating Company (EOC) Parent Company Only (issuer of the senior subordinated notes), the Subsidiary Guarantors and the Subsidiary Non-Guarantors as of February 28, 2006 and August 31, 2006 and for the three-month and six-month periods ended August 31, 2005 and 2006. Emmis uses the equity method in both of its Parent Company Only information with respect to investments in subsidiaries.

Emmis Communications Corporation
As of August 31, 2006
Condensed Consolidating Balance Sheet
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$182,776	$2,219	$9,695	$—	$194,690
Accounts receivable, net	—	—	61,021	14,174	—	75,195
Prepaid expenses	—	2,283	13,077	1,194	—	16,554
Other	—	836	1,070	306	—	2,212
Deferred tax assets — current	—	1,653	—	—	—	1,653
Current assets — discontinued operations	—	—	13,863	—	—	13,863

Total current assets	—	187,548	91,250	25,369	—	304,167

Property and equipment, net	—	23,252	27,566	10,510	—	61,328
Intangible assets, net	—	—	781,804	133,179	—	914,983
Investment in affiliates	498,224	1,025,212	—	—	(1,523,436)	—
Other assets, net	—	54,050	4,848	1,535	(18,477)	41,956
Noncurrent assets — discontinued operations	—	—	87,179	—	—	87,179

Total assets	$498,224	$1,290,062	$992,647	$170,593	$(1,541,913)	$1,409,613

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$5,609	$7,746	$19,426	$(14,789)	$17,992
Current maturities of long-term debt	—	381,750	—	1,370	(372)	382,748
Accrued salaries and commissions	—	871	6,640	884	—	8,395
Accrued interest	—	8,145	—	—	—	8,145
Deferred revenue	—	—	13,104	—	—	13,104
Other	1,123	7,684	801	457	—	10,065
Current liabilities — discontinued operations	—	—	10,056	—	—	10,056

Total current liabilities	1,123	404,059	38,347	22,137	(15,161)	450,505

Long-term debt, net of current maturities	—	143,250	—	—	—	143,250
Other long-term debt, net of current maturities	—	—	4	6,646	(3,316)	3,334
Other noncurrent liabilities	—	26,072	1,798	74	—	27,944
Minority interest	—	—	—	50,180	—	50,180
Deferred income taxes	—	177,241	—	—	—	177,241
Noncurrent liabilities — discontinued operations	—	—	18,842	—	—	18,842

Total liabilities	1,123	750,622	58,991	79,037	(18,477)	871,296

PREFERRED STOCK	143,750	—	—	—	—	143,750

SHAREHOLDERS’ EQUITY:
Common stock	372	498,224	—	—	(498,224)	372
Additional paid-in capital	520,065	—	—	—	—	520,065
Subsidiary investment	—	—	(29,801)	128,637	(98,836)	—
Retained earnings/(accumulated deficit)	(167,086)	42,963	963,457	(33,008)	(930,449)	(124,123)
Accumulated other comprehensive income (loss)	—	(1,747)	—	(4,073)	4,073	(1,747)

Total shareholders’ equity	353,351	539,440	933,656	91,556	(1,523,436)	394,567

Total liabilities and shareholders’ equity	$498,224	$1,290,062	$992,647	$170,593	$(1,541,913)	$1,409,613

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

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three–month Period Ended August 31, 2006
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$207	$82,488	$17,214	$—	$99,909
Operating expenses:
Station operating expenses	—	173	55,256	10,954	—	66,383
Corporate expenses	—	8,292	—	—	—	8,292
Depreciation and amortization	—	662	1,233	1,328	—	3,223
Loss on disposal of assets	—	—	3	—	—	3

Total operating expenses	—	9,127	56,492	12,282	—	77,901

Operating income (loss)	—	(8,920)	25,996	4,932	—	22,008

Other income (expense)
Interest expense	—	(11,476)	—	(213)	135	(11,554)
Loss on debt extinguishment	—	(537)	—	—	—	(537)
Other income (expense), net	—	204	237	(210)	211	442

Total other income (expense)	—	(11,809)	237	(423)	346	(11,649)

Income (loss) before income taxes, minority interest and discontinued operations	—	(20,729)	26,233	4,509	346	10,359
Provision (benefit) for income taxes	—	2,758	—	1,775	—	4,533
Minority interest expense, net of tax	—	—	—	1,551	—	1,551

Income (loss) from continuing operations	—	(23,487)	26,233	1,183	346	4,275
Income (loss) from discontinued operations, net of tax	—	—	108,007	—	—	108,007
Equity in earnings (loss) of subsidiaries	—	135,769	—	—	(135,769)	—

Net income (loss)	—	112,282	134,240	1,183	(135,423)	112,282
Preferred stock dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(2,246)	$112,282	$134,240	$1,183	$(135,423)	$110,036

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Six–month Period Ended August 31, 2006
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$461	$157,132	$32,103	$—	$189,696
Operating expenses:
Station operating expenses	—	351	108,266	21,402	—	130,019
Corporate expenses	—	15,179	—	—	—	15,179
Depreciation and amortization	—	1,341	2,475	2,682	—	6,498
Loss on disposal of assets	—	—	3	—	—	3

Total operating expenses	—	16,871	110,744	24,084	—	151,699

Operating income (loss)	—	(16,410)	46,388	8,019	—	37,997

Other income (expense)
Interest expense	(295)	(23,663)	(2)	(566)	410	(24,116)
Loss on debt extinguishment	(2,753)	(627)	—	—	—	(3,380)
Other income (expense), net	125	327	466	(357)	224	785

Total other income (expense)	(2,923)	(23,963)	464	(923)	634	(26,711)

Income (loss) before income taxes, minority interest and discontinued operations	(2,923)	(40,373)	46,852	7,096	634	11,286
Provision (benefit) for income taxes	(1,198)	3,843	—	1,913	—	4,558
Minority interest expense, net of tax	—	—	—	2,722	—	2,722

Income (loss) from continuing operations	(1,725)	(44,216)	46,852	2,461	634	4,006
Income (loss) from discontinued operations, net of tax	—	—	116,930	—	—	116,930
Equity in earnings (loss) of subsidiaries	—	166,877	—	—	(166,877)	—

Net income (loss)	(1,725)	122,661	163,782	2,461	(166,243)	120,936
Preferred stock dividends	4,492	—	—	—	—	4,492

Net income (loss) available to common shareholders	$(6,217)	$122,661	$163,782	$2,461	$(166,243)	$116,444

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Three–month Period Ended August 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$270	$88,596	$15,788	$—	$104,654
Operating expenses:
Station operating expenses	—	280	54,145	10,452	—	64,877
Corporate expenses	—	7,958	—	—	—	7,958
Depreciation and amortization	—	1,618	1,454	1,185	—	4,257
(Gain) loss on disposal of assets	—	—	(8)	—	—	(8)

Total operating expenses	—	9,856	55,591	11,637	—	77,084

Operating income (loss)	—	(9,586)	33,005	4,151	—	27,570

Other income (expense)
Interest expense	(7,440)	(10,765)	1	(444)	307	(18,341)
Other income (expense), net	—	(92)	237	(707)	752	190

Total other income (expense)	(7,440)	(10,857)	238	(1,151)	1,059	(18,151)

Income (loss) before income taxes, minority interest and discontinued operations	(7,440)	(20,443)	33,243	3,000	1,059	9,419

Provision (benefit) for income taxes	(3,049)	7,326	—	(118)	—	4,159
Minority interest expense, net of tax	—	—	—	1,634	—	1,634

Income (loss) from continuing operations	(4,391)	(27,769)	33,243	1,484	1,059	3,626
Income from discontinued operations, net of tax	—	—	4,804	—	—	4,804
Equity in earnings (loss) of subsidiaries	—	40,590	—	—	(40,590)	—

Net income (loss)	(4,391)	12,821	38,047	1,484	(39,531)	8,430
Preferred dividends	2,246	—	—	—	—	2,246

Net income (loss) available to common shareholders	$(6,637)	$12,821	$38,047	$1,484	$(39,531)	$6,184

Emmis Communications Corporation
Condensed Consolidating Statement of Operations
For the Six–month Period Ended August 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
Net revenues	$—	$557	$168,893	$27,585	$—	$197,035
Operating expenses:
Station operating expenses	—	440	105,479	19,689	—	125,608
Corporate expenses	—	16,561	—	—	—	16,561
Depreciation and amortization	—	3,244	2,884	1,925	—	8,053
(Gain) loss on disposal of assets	—	—	45	—	—	45

Total operating expenses	—	20,245	108,408	21,614	—	150,267

Operating income (loss)	—	(19,688)	60,485	5,971	—	46,768

Other income (expense)
Interest expense	(7,481)	(20,859)	(3)	(829)	586	(28,586)
Other income (expense), net	—	(507)	586	(1,404)	1,488	163

Total other income (expense)	(7,481)	(21,366)	583	(2,233)	2,074	(28,423)

Income (loss) before income taxes, minority interest and discontinued operations	(7,481)	(41,054)	61,068	3,738	2,074	18,345

Provision (benefit) for income taxes	(3,066)	10,392	—	721	—	8,047
Minority interest expense, net of tax	—	—	—	2,419	—	2,419

Income (loss) from continuing operations	(4,415)	(51,446)	61,068	598	2,074	7,879
Income (loss) from discontinued operations, net of tax	—	—	10,929	—	—	10,929
Equity in earnings (loss) of subsidiaries	—	74,669	—	—	(74,669)	—

Net income (loss)	(4,415)	23,223	71,997	598	(72,595)	18,808
Preferred dividends	4,492	—	—	—	—	4,492

Net income (loss) available to common shareholders	$(8,907)	$23,223	$71,997	$598	$(72,595)	$14,316

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Six-month Period Ended August 31, 2006
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(1,725)	$122,661	$163,782	$2,461	$(166,243)	$120,936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	—	—	(116,930)	—	—	(116,930)
Depreciation and amortization	11	2,097	2,475	2,682	—	7,265
Accretion of interest on senior discount notes and amortization of related debt costs	8	—	—	—	—	8
Minority interest expense	—	—	—	2,722	—	2,722
Provision for bad debts	—	—	1,447	—	—	1,447
Provision for deferred income taxes	(1,198)	(26,728)	—	1,913	—	(26,013)
Noncash compensation	—	2,565	1,966	—	—	4,531
Loss on debt extinguishment	2,753	627	—	—	—	3,380
Equity in earnings of subsidiaries	—	(166,877)	—	—	166,877	—
Other	—	—	3	634	(634)	3
Changes in assets and liabilities —
Accounts receivable	—	—	(7,850)	(3,506)	—	(11,356)
Prepaid expenses and other current assets	—	3,439	(1,766)	121	—	1,794
Other assets	(92)	(655)	(1,290)	33	728	(1,276)
Accounts payable and accrued liabilities	(1,279)	(6,449)	(987)	1,054	(2,783)	(10,444)
Deferred revenue	—	—	(477)	—	—	(477)
Income taxes	—	29,997	—	—	—	29,997
Other liabilities	—	(2,013)	(947)	(2,702)	2,055	(3,607)
Net cash provided by operating activities — discontinued operations	—	—	11,467	—	—	11,467

Net cash provided by (used in) operating activities	(1,522)	(41,336)	50,893	5,412	—	13,447

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(124)	(690)	(343)	—	(1,157)
Cash paid for acquisitions	—	—	—	—	—	—
Deposits and other	—	302	—	—	—	302
Net cash provided by investing activities — discontinued operations	—	—	314,050	—	—	314,050

Net cash provided by (used in) investing activities	—	178	313,360	(343)	—	313,195

FINANCING ACTIVITIES:
Payments on long-term debt	(121,406)	(160,682)	—	—	—	(282,088)
Proceeds from long-term debt	—	14,500	—	—	—	14,500
Premiums paid to redeem outstanding debt obligations	(88)	—	—	—	—	(88)
Proceeds from exercise of stock options and employee stock purchases	150	—	—	—	—	150
Preferred stock dividends paid	(4,492)	—	—	—	—	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(716)	—	—	—	—	(716)
Intercompany, net	128,051	240,415	(365,748)	(2,718)	—	—
Other	23	—	—	—	—	23

Net cash provided by (used in) financing activities	1,522	94,233	(365,748)	(2,718)	—	(272,711)

Effect of exchange rate on cash and cash equivalents	—	—	—	(63)	—	(63)

DECREASE IN CASH AND CASH EQUIVALENTS	—	53,075	(1,495)	2,288	—	53,868

CASH AND CASH EQUIVALENTS:
Beginning of period	—	129,701	3,714	7,407	—	140,822

End of period	$—	$182,776	$2,219	$9,695	$—	$194,690

Emmis Communications Corporation
Condensed Consolidating Statement of Cash Flows
For the Six-month Period Ended August 31, 2005
(Unaudited)

					Eliminations
	ECC Parent	EOC Parent		Subsidiary	and
	Company	Company	Subsidiary	Non-	Consolidating
	Only	Only	Guarantors	Guarantors	Entries	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(4,415)	$23,223	$71,997	$598	$(72,595)	$18,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	—	—	(10,929)	—	—	(10,929)
Depreciation and amortization	254	4,090	2,885	1,925	—	9,154
Accretion of interest on senior discount notes and amortization of related debt costs	81	—	—	—	—	81
Minority interest expense	—	—	1,615	804	—	2,419
Provision for bad debts	—	—	1,435	—	—	1,435
Provision (benefit) for deferred income taxes	(3,066)	10,980	(621)	721	—	8,014
Noncash compensation	—	3,690	1,719	113	—	5,522
Equity in earnings of subsidiaries	—	(74,669)	—	—	74,669	—
Other	—	—	45	2,074	(2,074)	45
Changes in assets and liabilities —						—
Accounts receivable	—	—	(14,942)	(3,398)	—	(18,340)
Prepaid expenses and other current assets	—	1,653	79	250	—	1,982
Other assets	(8,522)	9,816	933	(1,225)	—	1,002
Accounts payable and accrued liabilities	—	6,888	(2,537)	2,026	—	6,377
Deferred revenue	—	—	307	—	—	307
Other liabilities	—	523	(3,468)	37	—	(2,908)
Net cash provided from operating activities — discontinued operations	—	—	25,566	—	—	25,566

Net cash provided by (used in) operating activities	(15,668)	(13,806)	74,084	3,925	—	48,535

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(214)	(4,228)	(747)	—	(5,189)
Cash paid for acquisitions	—	—	—	(12,563)	—	(12,563)
Deposits and other	—	(60)	—	—	—	(60)
Net cash used in investing activities — discontinued operations	—	—	(6,453)	—	—	(6,453)

Net cash used in investing activities	—	(274)	(10,681)	(13,310)	—	(24,265)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(87,875)	—	—	—	(87,875)
Proceeds from long-term debt	350,000	135,000	—	—	—	485,000
Purchases of the Company’s Class A Common Stock	(396,737)	—	—	—	—	(396,737)
Proceeds from exercise of stock options	2,925	—	—	—	—	2,925
Preferred stock dividends paid	(4,492)	—	—	—	—	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(1,105)	—	—	—	—	(1,105)
Intercompany, net	65,077	(10,631)	(66,263)	11,817	—	—
Debt related costs	—	(10,531)	—	—	—	(10,531)

Net cash provided by (used in) financing activities	15,668	25,963	(66,263)	11,817	—	(12,815)

Effect of exchange rate on cash and cash equivalents	—	—	—	(732)	—	(732)

DECREASE IN CASH AND CASH EQUIVALENTS	—	11,883	(2,860)	1,700	—	10,723

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,688	6,173	6,193	—	16,054

End of period	$—	$15,571	$3,313	$7,893	$—	$26,777

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
     In connection with Emmis Chairman and CEO Jeffrey H. Smulyan’s non-binding proposal to purchase the outstanding common equity of the Company, a consolidated lawsuit was filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with the offer, as well as class action status. The Company believes the withdrawal of the proposal makes the lawsuit moot.
Note 10. Subsequent Events
     On September 18, 2006, the Company announced that its Board of Directors had authorized Emmis management to take the necessary steps to enable the Board to declare a special cash dividend of $4 per share payable pro rata to all holders of the Company’s common stock. On September 21, 2006, Emmis announced that Emmis Operating Company had commenced an offer to purchase, at par, $339.6 million of the outstanding 6 7/8% Senior Subordinated Notes (the “Notes”) due 2012 pursuant to an asset sale offer required under the indenture for a portion of the Notes and a separate tender offer for the balance of the Notes. The Notes have been classified as current as of August 31, 2006 in the accompanying condensed consolidated balance sheet as a result of the purchase offers. The Company expects to complete these transactions by the end of its quarter ending November 30, 2006.

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
•	general economic and business conditions;

•	fluctuations in the demand for advertising and demand for different types of advertising media;

•	our ability to service our outstanding debt;

•	loss of key personnel;

•	increased competition in our markets and the broadcasting industry;

•	our ability to attract and secure programming, on-air talent, writers and photographers;

•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;

•	increases in the costs of programming, including on-air talent;

•	inability to grow through suitable acquisitions;

•	new or changing regulations of the Federal Communications Commission or other governmental agencies;

•	competition from new or different technologies;

•	war, terrorist acts or political instability; and

•	other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.
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
     The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2005 and 2006. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	% of Total	2006	% of Total	2005	% of Total	2006	% of Total

		(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$67,544	64.5%	$62,876	62.9%	$130,391	66.2%	$124,061	65.4%
National	17,025	16.3%	18,516	18.5%	32,324	16.4%	33,548	17.7%
Political	5	0.0%	19	0.0%	15	0.0%	39	0.0%
Publication Sales	4,393	4.2%	2,973	3.0%	9,175	4.7%	7,313	3.9%
Non Traditional	11,137	10.6%	9,663	9.7%	16,158	8.2%	13,221	7.0%
Other	4,550	4.4%	5,862	5.9%	8,972	4.5%	11,514	6.0%

Total net revenues	$104,654		$99,909		$197,035		$189,696

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the six-month period ended August 31, 2006, local and regional sales, excluding political revenues, represented approximately 83% and 61% of our advertising revenues for our radio and publishing divisions, respectively. In the six-month period ended August 31, 2005, local and regional sales, excluding political revenues, represented approximately 84% and 61% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 63% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 13% of the radio segment’s advertising net revenues in the six-month period ended August 31, 2006.
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
     The radio industry has begun several initiatives to address these issues. The radio industry has begun the rollout of HD Radio digital broadcasting. Music transmitted in HD sounds noticeably better than the current analogue broadcasts. Further, compression technology enables radio operators to offer second and possibly third or fourth digital program streams within each operator’s existing allotted bandwidth. This will essentially increase the number of radio programming alternatives available to listeners in each radio market and enable radio operators to offer a broader selection of free music and other format choices. To make the rollout of HD radio more efficient, a consortium of broadcasters, representing a majority of the radio stations in nearly all of our markets, have agreed to work together to coordinate the programming on secondary digital program streams in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD receivers, particularly in automobiles. In recent months, broadcasters have begun to aggressively promote HD radio on their analogue signals to increase consumer awareness of the technology. These industry efforts are in addition to the independent decisions of many radio operators to dramatically reduce the number of commercials aired per hour, which serves the dual purpose of creating a more enjoyable experience for listeners plus creating a more favorable pricing environment due to a reduction in the supply of commercial inventory.
     Our two radio stations in Los Angeles have suffered significant ratings declines, which has led to a decline in revenues of the stations. KPWR-FM has been negatively affected by direct format competition. The Company’s second Los Angeles station, KMVN-FM (formerly KZLA-FM) recently switched its format from Country to Rhythmic/Pop Contemporary. The targeted demographic of the Rhythmic/Pop Contemporary format is much larger in Los Angeles than the Country format, and should give the station a much broader audience base. However, the format change has led to substantial revenue and operating income declines which will continue throughout the remainder of the fiscal year. Also, our three radio stations in New York have been adversely affected by the decline in radio advertising revenue in the entire New York market and by a decline in station ratings. Our New York ratings have declined primarily due to increased competition in the formats of our stations. We have invested resources in promoting our Los Angeles and New York stations to recapture lost ratings and revenues. Recent ratings information indicates that our stations’ ratings are improving.
     Emmis is in the process of divesting all of its television stations. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that, in order to be successful in the long term, television stations need to be aligned with a company that is larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of August 31, 2006, Emmis has closed on sales of fourteen of its sixteen television stations, receiving gross proceeds of approximately $1.14 billion. Emmis expects to sell KGMB-TV in Honolulu, Hawaii and WVUE-TV in New Orleans, Louisiana in the next three to twelve months.
     On September 18, 2006, the Company announced that its Board of Directors had authorized Emmis management to take the necessary steps to enable the Board to declare a special cash dividend of $4 per share payable pro rata to all holders of the Company’s common stock. On September 21, 2006, Emmis announced that Emmis Operating Company had commenced an offer to purchase, at par, $339.6 million of the outstanding 6 7/8%

Senior Subordinated Notes (the “Notes”) due 2012 pursuant to an asset sale offer required under the indenture for a portion of the Notes and a separate tender offer for the balance of the Notes. The Notes have been classified as current as of August 31, 2006 in the accompanying condensed consolidated balance sheet as a result of the purchase offer. The Company expects to complete these transactions by the end of its quarter ending November 30, 2006. If consummated, the repurchase of the Notes will be funded by using available cash on hand coupled with additional borrowings under the Company’s credit facility and the proposed special dividend will be funded under an amended and restated credit facility.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
ACCOUNTING PRONOUNCEMENTS
     On September 8, 2006, the Financial Accounting Standards Board issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This staff position is effective for the Company as of March 1, 2007 and requires retrospective restatement of prior period results. Early adoption of this pronouncement is precluded for the Company. The Company has been accruing for planned major maintenance activities associated with a leased airplane under the accrue-in-advance method. The Company is currently evaluating this FASB Staff Position and its effect on the Company’s financial position, results of operations and cash flows.
FIN No. 48
     On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes [FIN No. 48], that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN No. 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revises the disclosure requirements and is effective for the Company as of March 1, 2007. The Company is currently evaluating FIN No. 48 and its effect on the Company’s financial position, results of operations and cash flows.
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
     As a result of adopting Statement No. 123R, the Company’s income before income taxes, minority interest and discontinued operations for the three-month and six-month periods ended August 31, 2006, was $0.4 million and $0.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the three-month and six-month periods ended August 31, 2006, was $0.2 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the three month and six-month periods ended August 31, 2006 was $0.01 lower, respectively, than if the Company had continued to account for share based compensation under APB 25. The impact of adopting Statement No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
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
     As of August 31, 2006, there was $6.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.
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
 Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $2.2 million and $1.6 million accrued for employee healthcare claims as of February 28, 2006 and August 31, 2006, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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
Results of Operations for the Three-month and Six-month Periods Ended August 31, 2006 Compared to August 31, 2005
Net revenue pro forma reconciliation:
     Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, our radio station sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$83,860	$79,132	$(4,728)	-5.6%	$156,139	$147,926	$(8,213)	-5.3%
Publishing	20,794	20,777	(17)	-0.1%	40,896	41,770	874	2.1%

Total	104,654	99,909	(4,745)	-4.5%	197,035	189,696	(7,339)	-3.7%

Plus: Net revenues from stations acquired
Radio	480	—			1,752	—
Publishing	—	—			—	—

Total	480	—			1,752	—

Pro forma net revenues
Radio	84,340	79,132	(5,208)	-6.2%	157,891	147,926	(9,965)	-6.3%
Publishing	20,794	20,777	(17)	-0.1%	40,896	41,770	874	2.1%

Total	$105,134	$99,909	$(5,225)	-5.0%	$198,787	$189,696	$(9,091)	-4.6%

     For further disclosure of segment results, see Note 7 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 5 to the accompanying condensed consolidated financial statements.
Net revenues:
     Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. On a pro forma basis (assuming the radio networks in Slovakia and Bulgaria had been purchased on March 1, 2005), radio net revenues for the three-month and six-month periods ended August 31, 2006 would have decreased $5.2 million, or 6.2%, and $10.0 million, or 6.3%, respectively. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended August 31, 2006, on a pro forma basis, net revenues of our domestic radio stations were down 7.6%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were down 2.9%. For the six-month period ended August 31, 2006, on a pro forma basis, net revenues of our domestic radio stations were down 7.7%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were down 3.0%. We underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, during the three-months ended August 31, 2006, we changed the format of KMVN-FM (formerly KZLA-FM) from Country to Rhythmic/Pop Contemporary. This format change negatively impacted net revenues. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues. We are continuing to reinvest in our properties, particularly in New York and Los Angeles, through additional promotional spending, recruiting and retaining compelling on-air talent and by doing extensive research.
     Publishing net revenues for the six-month period increased principally due to the introduction of new city guides in Atlanta and Cincinnati. Also, Tu Ciudad produced one additional issue during the six-months ended August 31, 2006 versus the same period of the prior year.
     On a consolidated basis, pro forma net revenues for the three-month and six-month periods ended August 31, 2006 decreased $5.2 million, or 5.0%, and $9.1 million, or 4.6%, respectively, due to the effect of the items described above.
Station operating expenses pro forma reconciliation:
     Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, our radio station sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses
Radio	$45,472	$47,830	$2,358	5.2%	$87,357	$91,581	$4,224	4.8%
Publishing	19,405	18,553	(852)	-4.4%	38,251	38,438	187	0.5%

Total	64,877	66,383	1,506	2.3%	125,608	130,019	4,411	3.5%

Plus: Station operating expenses from stations acquired:
Radio	363	—			1,675	—
Publishing	—	—			—	—

Total	363	—			1,675	—

Pro forma station operating expenses
Radio	45,835	47,830	1,995	4.4%	89,032	91,581	2,549	2.9%
Publishing	19,405	18,553	(852)	-4.4%	38,251	38,438	187	0.5%

Total	$65,240	$66,383	$1,143	1.8%	$127,283	$130,019	$2,736	2.1%

     For further disclosure of segment results, see Note 7 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 5 to the accompanying condensed consolidated financial statements.
Station operating expenses:
     Radio station operating expenses increased in the three-month and six-month periods ended August 31, 2006 as a result of increased promotional spending, particularly in New York and Los Angeles as discussed above. Additionally, a portion of the increase relates to higher programming costs associated with certain on-air talent contracts and severances booked in association with the format change at KMVN-FM as previously discussed.
     Publishing operating expenses decreased in the three-month period ended August 31, 2006 principally due to the elimination of certain specialty magazines of Country Sampler. For the six-month period, these operating expense savings are more than offset by severance expenses associated with the elimination of the specialty magazines and by a $0.2 million inventory charge related to our Emmis Books operation, both of which were incurred in our first fiscal quarter.
     On a consolidated basis, pro forma station operating expenses, for the three-month and six-month periods ended August 31, 2006 increased $1.1 million, or 1.8%, and $2.7 million, or 2.1%, respectively, due to the effect of the items described above.
Corporate expenses:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses	$7,958	$8,292	$334	4.2%	$16,561	$15,179	$(1,382)	(8.3)%
     Corporate expenses decreased during the six-months ended August 31, 2006 primarily as a result of the divestiture of the Company’s television stations. Due to the divesture of the stations, the Company made numerous staffing reductions and has delayed filling certain open positions. In the three-months ended August 31, 2006, these savings were more than offset by $2.4 million of consulting fees incurred related to the going private transaction as discussed in Note 4 in the accompanying condensed consolidated financial statements. In the quarter ended November 30, 2006, the Company expects to incur approximately $2 million of professional fees in connection with a special dividend payment (see Note 10 to the accompanying condensed consolidated financial statements). These costs will be expensed as incurred as a component of corporate expenses.
Depreciation and amortization:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,464	$2,393	$(71)	(2.9)%	$4,454	$4,827	$373	8.4%
Publishing	175	168	(7)	(4.0)%	355	330	(25)	(7.0)%
Corporate	1,618	662	(956)	(59.1)%	3,244	1,341	(1,903)	(58.7)%

Total depreciation and amortization	$4,257	$3,223	$(1,034)	(24.3)%	$8,053	$6,498	$(1,555)	(19.3)%

     Substantially all of the increase in radio depreciation and amortization expense for the six-month period ended August 31, 2006 relates to the acquisition of radio networks in Slovakia and Bulgaria in March 2005 and November 2005, respectively. The decrease in corporate depreciation and amortization relates to equipment and furniture and fixtures becoming fully depreciated in the fourth quarter of fiscal 2006.
Operating income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$35,932	$28,906	$(7,026)	(19.6)%	$64,334	$51,515	$(12,819)	(19.9)%
Publishing	1,214	2,056	842	69.4%	2,289	3,002	713	31.1%
Corporate	(9,576)	(8,954)	622	(6.5)%	(19,855)	(16,520)	3,335	(16.8)%

Total operating income	$27,570	$22,008	$(5,562)	(20.2)%	$46,768	$37,997	$(8,771)	(18.8)%

     In both the three-month and six-month periods ended August 31, 2006, radio operating income decreased due to declining revenues in our New York and Los Angeles markets, coupled with higher expenses at our existing stations, as discussed above. Although we are investing heavily in our Los Angeles and New York markets, continued ratings pressure on our stations in New York and Los Angeles will be a challenge for the Company.
     In the three-month period ended August 31, 2006, publishing operating income increased principally due to operational costs savings associated with the elimination of certain specialty magazines of Country Sampler. In the six-month period August 31, 2006, publishing operating income increased due to higher revenues as a result of successful city guides in Atlanta and Cincinnati and additional revenue generated by the publishing of an additional issue of Tu Ciudad in the current year as compared to the same period of the prior year. Operating expenses in the six-month period ended August 31, 2006 were relatively flat Operational cost savings related to the elimination of specialty magazines discussed above that were mostly offset by severance expenses associated with the elimination of the specialty magazines and by a $0.2 million inventory charge related to our Emmis Books operation in our first fiscal quarter.
     On a consolidated basis in both the three-month and six-month periods ended August 31, 2006, operating income decreased due to decline in radio operating income partially offset by increases in publishing and corporate operating income, as discussed above.

Interest expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$18,341	$11,554	$(6,787)	(37.0)%	$28,586	$24,116	$(4,470)	(15.6)%
     Certain debt would have been required            to be repaid as of August 31, 2005 as a result of the disposition of the Company’s television assets. The Company allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. No debt would be required to be repaid as a result of the disposition of the Company’s remaining television assets as of August 31, 2006, thus no interest was allocated to television operations for the three-month or six-month periods ended August 31, 2006. The Company allocated $7.5 million and $14.3 million of interest expense to discontinued operations for the three-month and six-month periods ended August 31, 2005. Excluding the reclassification of interest expense to discontinued operations, interest expense for the three-month and six-month periods ended August 31, 2006 would have decreased $14.3 million, or 55.2%, and $18.7 million, or 43.7%, respectively. The decrease in interest expense is due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of television sale proceeds partially offset by higher interest rates on the senior credit facility.
Loss on debt extinguishment:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$537	$537	N/A	$—	$3,380	$3,380	N/A
     During the three-months ended May 31, 2006, the Company redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes and the remaining $120.0 million outstanding of its senior floating rate notes. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $2.8 million. During the three-months ended August 31, 2006, the Company made repayments on its credit facility that permanently reduced availability under the facility. The Company recorded a loss on debt extinguishment of $0.5 million in connection with the permanent reduction of the credit facility.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$9,419	$10,359	$940	10.0%	$18,345	$11,286	$(7,059)	(38.5)%
     The increase in the three-months ended August 31, 2006 is attributable to lower reported interest expense partially offset by lower operating income in our radio division. The decrease in the six-months ended August 31, 2006 is principally related to lower operating income in our radio division partially offset by lower reported interest expense as discussed above. In addition to these items, in the six-months ended August 31, 2006, we recorded a $3.4 million loss on debt extinguishment related to the write-off of deferred debt costs for debt issuances redeemed.

Minority interest expense, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,634	$1,551	$(83)	(5.1)%	$2,419	$2,722	$303	12.5%
     Our minority interest expense principally relates to our partnership in Austin, Texas (we own 50.1%) and our radio station in Hungary (we own 59.5%).
Income from discontinued operations, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$4,804	$108,007	$103,203	2148.3%	$10,929	$116,930	$106,001	969.9%
     Our television division, radio stations in Phoenix (including KKFR-FM), and one radio station in St. Louis have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these stations and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements. Below is a summary of the components of discontinued operations:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2006	2005	2006
Income (loss) from operations:
KKFR-FM	$1,361	$(384)	$2,300	$537
Television	6,620	3,873	16,318	11,382
WRDA-FM	(280)	—	(536)	—
Phoenix	440	—	440	—

Total	8,141	3,489	18,522	11,919
Less: Provision for income taxes	3,337	1,439	7,593	5,089

Income from operations, net of tax	4,804	2,050	10,929	6,830

Gain on sale of discontinued operations:
KKFR-FM	—	19,117	—	19,117
Television	—	160,760	—	160,760
WRDA-FM	—	—	—	7,022

Total	—	179,877	—	186,899
Less: Provision for income taxes	—	73,920	—	76,799

Gain on sale of discontinued operations, net of tax	—	105,957	—	110,100

Income from discontinued operations, net of tax	$4,804	$108,007	$10,929	$116,930

     Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Emmis spent approximately $3.7 million on capital expenditures related to flooding restoration projects during the six-months ended August 31, 2006 and expects to spend an additional $5.0 million in the next six months to complete the restoration. During the six-months ended August 31, 2006, the Company received $5.1 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $2.0 million gain on disposal of these assets which is reflected in income from discontinued operations in the accompanying condensed consolidated statements of operations. Additionally, the Company recorded a reserve against WVUE accounts receivable due to the impact of the flooding on the local economy in the quarter-ended August 31, 2005. WVUE continues to monitor the financial health of its customers and adjusts its allowance for doubtful accounts on a monthly basis. As of August 31, 2006, WVUE’s reserve for doubtful accounts was approximately $0.4 million, which represents 11% of its total outstanding accounts receivable. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy will negatively affect ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. Emmis recorded a $4.1 million gain on the sale, net of tax, which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations.
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL – Pensacola, FL to LIN Television Corporation for $3.0 million in cash. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $1.1 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
     On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.5 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
     On August 31, 2006, Emmis closed on its sale of WKCF-TV in Orlando to Hearst-Argyle Television Inc. for $217.5 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $93.3 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
Net income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss):	$8,430	$112,282	$103,852	1231.9%	$18,808	$120,936	$102,128	543.0%
     The increase in net income in the three-month and six-month periods ended August 31, 2006 is primarily attributable to the gain on sale of discontinued operations and lower interest expense partially offset by lower operating income in our radio division.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used capital to repurchase our common stock. We expect to pay a special $4 per share dividend by November 30, 2006. We may continue to return capital to shareholders via dividends or stock repurchases. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
     At August 31, 2006, we had cash and cash equivalents of $194.7 million and net working capital, excluding the $375 million of senior subordinated notes classified as current maturities of long-term debt, of $228.7 million. At February 28, 2006, we had cash and cash equivalents of $140.8 million and net working capital of $33.3 million. The increase in working capital primarily relates to additional cash on hand at August 31, 2006 as a result of the closing of the sale of WKCF-TV to Hearst-Argyle Television Inc. On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL – Pensacola, FL to LIN Television Corporation for $3.0 million in cash. The proceeds of the KKFR-FM and WBPG-TV transactions were used to pay outstanding indebtedness. On March 15, 2006, the Company redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes. On March 9, 2006, the Company redeemed at par the remaining $120.0 million outstanding of its senior floating rate notes. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $2.8 million in the three-months ended May 31, 2006.
   Operating Activities
     Cash flows provided by operating activities were $13.4 million for the six-month period ended August 31, 2006 versus $48.5 million in the same period of the prior year. Cash flows provided by operating activities decreased due to lower net revenues less station operating expenses and corporate expenses, coupled with lower accounts payable and accrued liabilities due to the settlement of year-end bonus and severance obligations. Additionally, since August 31, 2005, we have sold fourteen television stations and two radio stations, which has reduced operating cash flows. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
   Investing Activities
     Cash flows provided by investing activities were $313.2 million for the six-month period ended August 31, 2006. Cash flows used in investing activities were $24.3 million in the same period of the prior year. In the six-month period ended August 31, 2006, we sold: (i) WRDA-FM in St. Louis, Missouri for $20.0 million in cash, (ii) WBPG-TV in Mobile, AL – Pensacola, FL for $3.0 million in cash, (iii) KKFR-FM in Phoenix, AZ for $77.6 million in cash and (iv) WKCF-TV in Orlando, FL for $217.5 million in cash. In the six-month period ended August 31, 2005, we purchased a national radio network in Slovakia for $12.6 million. Investment activities include capital expenditures and business acquisitions and dispositions.
     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the six-month periods ended August 31, 2005 and 2006, we had capital expenditures of $5.2 million and $1.2 million, respectively. We expect capital expenditures related to continuing operations to be approximately $8.0 million in the current fiscal year, compared to $11.7 million in fiscal 2006. The decrease principally relates to an expansion of our offices in Chicago to accommodate WLUP-FM, which was completed in fiscal 2006. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and HD Radio upgrade costs. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
   Financing Activities
     Cash flows used in financing activities were $272.7 million for the six-month period ended August 31, 2006. Cash flows provided by investing activities were $12.8 million in the same period of the prior year. Cash flows used in financing activities in the six-months ended August 31, 2006 relate to the redemption of $120.0 million of senior floating rate notes and $1.4 million of senior discount notes. The Company also repaid $160.7 million under its senior credit facility during the six-months ended August 31, 2006.
     On September 18, 2006, the Company announced that its Board of Directors had authorized Emmis management to take the necessary steps to enable the Board to declare a special cash dividend of $4 per share payable pro rata to all holders of the Company’s common stock. Emmis then announced, on September 21, 2006, that it had commenced an offer to purchase, at par, all of the outstanding 6 7/8% Senior Subordinated Notes (the “Notes”) due 2012 pursuant to an asset sale offer required under the indenture for a portion of the Notes and a tender offer for the balance of the Notes. The Notes have been classified as current as of August 31, 2006 in the accompanying condensed consolidated balance sheet as a result of the purchase offer. In connection with the special dividend and the offer to purchase the Notes at par, the Company plans to amend and restate its senior credit facility. The Company expects to complete these transactions by the end of its quarter ending November 30, 2006. If consummated, the repurchase of the Notes will be funded by using available cash on hand coupled with additional borrowings under the Company’s credit facility and the proposed special dividend will be funded under an amended and restated credit facility.
     As of August 31, 2006, Emmis had $150 million of borrowings under its senior credit facility ($6.7 million current and $143.3 million long-term), $375 million of senior subordinated notes classified as current, $4.3 million of other indebtedness ($1.0 million current and $3.3 million long-term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2006, our weighted average borrowing rate under our credit facility was approximately 7.1% and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes, was approximately 6.9%.
     The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility and principal amounts of our senior subordinated notes) are expected to be $41.6 million. This amount is comprised of $25.8 million for interest under our senior subordinated notes, $6.8 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Interest paid under our senior subordinated notes in the next twelve-month period is subject to the outcome of the offers to purchase the Notes at par as discussed above. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
     At October 2, 2006, we had $141.5 million available under our credit facility, which is net of $2.6 million in outstanding letters of credit, with an additional $205.9 million available for permitted acquisitions and investments that are identified by December 2006 and closed by June 2007. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008.
Intangibles
     Including intangible assets classified as noncurrent assets – discontinued operations in the accompanying condensed consolidated balance sheet, at August 31, 2006, approximately 70% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
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
     In connection with Emmis Chairman and CEO Jeffrey H. Smulyan’s non-binding proposal to purchase the outstanding common equity of the Company, a consolidated lawsuit was filed in Marion County (Indiana) Superior Court on behalf of Emmis shareholders seeking injunctive relief and damages in connection with the offer, as well as class action status. The Company believes the withdrawal of the proposal makes the lawsuit moot.
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
Quantitative and Qualitative Disclosures About Market Risk
     As of February 28, 2006, approximately 53% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the redemption of senior floating rate notes and senior discount notes in March 2006, and repayments of debt outstanding under our senior credit facility with proceeds from our various station sales during the six months ended August 31, 2006, approximately 29% of the Company’s debt as of October 2, 2006 bears interest at variable rates. Based on amounts outstanding at October 2, 2006, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $1.5 million.
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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2006, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits.
       The following exhibits are filed or incorporated by reference as a part of this report:
10.1	Change in Control Severance Agreement, dated as of August 24, 2006, by and between Emmis Communications Corporation and Patrick Walsh.

10.2	Employment Agreement, dated as of September 4, 2006, by and between Emmis Operating Company and Patrick Walsh.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: October 10, 2006	By:	/s/ PATRICK WALSH

Patrick Walsh
Executive Vice President, Chief Financial
Officer and Treasurer