Form 10-Q
period 2006-11-30
EMMIS COMMUNICATIONS CORP
filed 2007-01-09
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
EMMIS COMMUNICATIONS CORPORATION
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2007, was:

32,396,671	Shares of Class A Common Stock, $.01 Par Value
4,929,881	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2006	2005	2006
NET REVENUES	$97,992	$91,205	$295,027	$280,901
OPERATING EXPENSES:
Station operating expenses	61,954	61,854	187,562	191,873
Corporate expenses	7,360	8,444	23,921	23,623
Depreciation and amortization	4,225	3,417	12,278	9,915
Loss on disposal of assets	40	2	85	5

Total operating expenses	73,579	73,717	223,846	225,416

OPERATING INCOME	24,413	17,488	71,181	55,485

OTHER EXPENSE:
Interest expense	(20,487)	(9,505)	(49,073)	(33,621)
Loss on debt extinguishment	—	(10,023)	—	(13,403)
Other income (expense), net	(48)	1,885	115	2,670

Total other expense	(20,535)	(17,643)	(48,958)	(44,354)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	3,878	(155)	22,223	11,131
PROVISION FOR INCOME TAXES	872	461	8,919	5,019
MINORITY INTEREST EXPENSE, NET OF TAX	1,092	654	3,511	3,376

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,914	(1,270)	9,793	2,736

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	198,107	4,400	209,036	121,330

NET INCOME	200,021	3,130	218,829	124,066

PREFERRED STOCK DIVIDENDS	2,246	2,246	6,738	6,738

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$197,775	$884	$212,091	$117,328

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2006	2005	2006
Basic net income (loss) available to common shareholders:
Continuing operations	$(0.01)	$(0.09)	$0.07	$(0.11)
Discontinued operations, net of tax	5.37	0.11	4.67	3.26

Net income available to common shareholders	$5.36	$0.02	$4.74	$3.15

Basic weighted average common shares outstanding	36,879	37,290	44,700	37,214

Diluted net income (loss) available to common shareholders:
Continuing operations	$(0.01)	$(0.09)	$0.07	$(0.11)
Discontinued operations, net of tax	5.37	0.11	4.64	3.26

Net income available to common shareholders	$5.36	$0.02	$4.71	$3.15

Diluted weighted average common shares outstanding	36,879	37,290	45,056	37,214

Cash dividends declared per common share	—	$4.00	—	$4.00
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	November 30,
	2006	2006
	(Note 1)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$140,822	$16,063
Accounts receivable, net	65,374	74,873
Prepaid expenses	16,605	16,289
Other	10,172	5,690
Current assets — discontinued operations	22,233	10,448

Total current assets	255,206	123,363

PROPERTY AND EQUIPMENT, NET	64,561	60,144
INTANGIBLE ASSETS (Note 4):
Indefinite-lived intangibles	819,338	819,338
Goodwill	77,413	77,413
Other intangibles, net	20,174	18,044

Total intangible assets	916,925	914,795

OTHER ASSETS, NET	45,093	38,935

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	230,916	87,576

Total assets	$1,512,701	$1,224,813

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	November 30,
	2006	2006
	(Note 1)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,258	$17,362
Current maturities of long-term debt	129,175	3,417
Accrued salaries and commissions	11,857	6,951
Accrued interest	9,561	2,824
Deferred revenue	13,581	13,492
Other	6,040	4,393
Current liabilities — discontinued operations	26,431	7,072

Total current liabilities	221,903	55,511

LONG-TERM DEBT, NET OF CURRENT MATURITIES	664,424	497,725

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,520	3,337

OTHER NONCURRENT LIABILITIES	3,296	28,859

MINORITY INTEREST	48,465	49,872

DEFERRED INCOME TAXES	127,228	178,554

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	28,386	18,769

Total liabilities	1,097,222	832,627

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 28, 2006 AND NOVEMBER 30, 2006	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,164,397 shares at February 28, 2006 and 32,380,282 shares at November 30, 2006	322	324
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,879,774 shares at February 28, 2006 and 4,929,881 shares at November 30, 2006	49	49
Additional paid-in capital	513,879	522,783
Accumulated deficit	(240,567)	(273,419)
Accumulated other comprehensive loss	(1,954)	(1,301)

Total shareholders’ equity	271,729	248,436

Total liabilities and shareholders’ equity	$1,512,701	$1,224,813

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,829	$124,066
Adjustments to reconcile net income to net cash provided by operating activities -
Discontinued operations	(209,036)	(121,330)
Depreciation and amortization	14,146	10,941
Minority interest expense	3,511	3,376
Provision for bad debts	1,567	1,837
Provision (benefit) for deferred income taxes	8,880	(768)
Noncash compensation	8,181	6,484
Loss on debt extinguishment	—	13,403
Other	829	13
Changes in assets and liabilities -
Accounts receivable	(16,155)	(11,163)
Prepaid expenses and other current assets	256	1,120
Other assets	1,211	(3,855)
Accounts payable and accrued liabilities	865	(18,097)
Deferred revenue	(816)	(89)
Other liabilities	(4,352)	(6,439)
Net cash provided by operating activities — discontinued operations	28,781	13,330

Net cash provided by operating activities	56,697	12,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,174)	(2,306)
Cash paid for acquisitions	(15,786)	—
Deposits and other	(63)	(426)
Net cash provided by investing activities — discontinued operations	434,227	318,748

Net cash provided by investing activities	410,204	316,016

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(114,563)	(1,011,970)
Proceeds from long-term debt	499,000	719,500
Restricted cash pledged for debt repayment	(207,889)	—
Purchases of the Company’s Class A Common Stock	(398,343)	—
Proceeds from exercise of stock options and employee stock purchases	3,763	223
Preferred stock dividends paid	(6,738)	(6,738)
Special cash dividends paid	—	(150,180)
Tax benefit of dividend on unvested restricted stock	—	667
Settlement of tax withholding obligations on stock issued to employees	(1,289)	(721)
Debt related costs	(10,556)	(4,548)
Other	—	(65)

Net cash used in financing activities	(236,615)	(453,832)

Effect of exchange rate on cash and cash equivalents	(1,185)	228

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	229,101	(124,759)

CASH AND CASH EQUIVALENTS:
Beginning of period	16,054	140,822

End of period	$245,155	$16,063

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$67,239	$39,323
Income taxes	39	5,988

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	13,955	9,073

ACQUISITION OF D.EXPRES (SLOVAKIA):
Fair value of assets acquired	$16,208
Cash paid	12,563

Liabilities recorded	$3,645

ACQUISITION OF RADIO FM+ (BULGARIA):
Fair value of assets acquired	$4,841
Cash paid	3,223

Liabilities recorded	$1,618

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2006
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
          In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2006 and the results of its operations for the three-month and nine-month periods ended November 30, 2005 and 2006 and its cash flows for the nine-month periods ended November 30, 2005 and 2006.
Accounting Pronouncements
          On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements [SFAS No. 157], which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of March 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
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
          On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment [SFAS No. 123R]. SFAS No. 123R requires companies to measure all employee stock-based compensation awards, including employee stock options, using a fair-value method and to record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. The Company adopted SFAS No. 123R on March 1, 2006. See Note 3 for further discussion.
Advertising Costs
          The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.1 million and $0.7 million of these costs as of November 30, 2005 and 2006, respectively.
Basic and Diluted Net Income Per Common Share
          Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2005 and 2006 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three-month and nine-month periods ended November 30, 2005 as the effect of its conversion to 4.8 million shares would be antidilutive. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income per common share for the three-month and nine-month periods ended November 30, 2006 as the effect of its conversion to 7.0 million shares would be antidilutive. Stock options were excluded from diluted net income per common share for the three months ended November 30, 2005 and the three months and nine months ended November 30, 2006 as the effect of their conversion to 0.4 million shares, 0.1 million shares, and 0.1 million shares, respectively, would be antidilutive to the net loss available to common shareholders from continuing operations.
Reclassifications
          Certain reclassifications have been made to the prior years’ financial statements to be consistent with the November 30, 2006 presentation. The reclassifications have no impact on net income previously reported.

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006
Income (loss) from operations:
KKFR-FM	$1,051	$(104)	$3,351	$433
Television	11,083	6,678	27,401	18,060
WRDA-FM	(157)	—	(693)	—
Phoenix	—	—	440	—

Total	11,977	6,574	30,499	18,493
Less: Provision for income taxes	3,326	2,043	10,919	7,132

Income from operations, net of tax	8,651	4,531	19,580	11,361

Gain on sale of discontinued operations:
KKFR-FM	—	(247)	—	18,870
Television	321,154	—	321,154	160,760
WRDA-FM	—	30	—	7,052

Total	321,154	(217)	321,154	186,682
Less: Provision for income taxes	131,698	(86)	131,698	76,713

Gain on sale of discontinued operations, net of tax	189,456	(131)	189,456	109,969

Income from discontinued operations, net of tax	$198,107	$4,400	$209,036	$121,330

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006
Net revenues	$2,525	$—	$7,869	$3,746
Station operating expenses	1,417	104	4,293	3,149
Depreciation and amortization	49	—	190	42
Income (loss) before taxes	1,051	(104)	3,351	433
Provision (benefit) for income taxes	431	(43)	1,374	177

          Net assets related to KKFR-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

February 28, 2006
Current assets:
Accounts receivable, net	$1,746
Prepaid expenses	269
Other	67

Total current assets	2,082

Noncurrent assets:
Property and equipment, net	1,785
Intangibles, net	55,671

Total noncurrent assets	57,456

Total assets	$59,538

Current liabilities	$398
Noncurrent liabilities	45

Total liabilities	$443

Television Division
          On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that, in order to be successful in the long term, television stations need to be aligned with a company that is larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of November 30, 2006, the Company has sold fourteen of its sixteen television stations. The Company expects to enter into agreements to sell its remaining two television stations in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006

Net revenues	$63,518	$8,790	$190,343	$40,472
Station operating expenses	44,644	7,246	127,402	29,120
Depreciation and amortization	—	—	12,321	—
(Gain) loss on disposal of assets	(88)	(5,752)	556	(7,787)
Interest expense	7,699	—	21,954	—
Income before taxes	11,083	6,678	27,401	18,060
Provision for income taxes	2,984	2,086	9,674	6,955
          Net assets related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2006	November 30, 2006
Current assets:
Accounts receivable, net	$10,130	$6,874
Current portion of TV program rights	7,988	2,555
Prepaid expenses	275	219
Other	1,690	773

Total current assets	20,083	10,421

Noncurrent assets:
Property and equipment, net	27,477	24,866
Intangibles, net	124,369	61,034
Other noncurrent assets	8,622	1,676

Total noncurrent assets	160,468	87,576

Total assets	$180,551	$97,997

Current liabilities:
Accounts payable and accrued expenses	$3,360	$2,161
Current portion of TV program rights	12,731	3,413
Accrued salaries and commissions	1,076	881
Deferred revenue	7,454	63
Other	1,412	194

Total current liabilities	26,033	6,712

Noncurrent liabilities:
TV program rights payable, net of current portion	9,845	1,635
Other noncurrent liabilities	18,496	17,134

Total noncurrent liabilities	28,341	18,769

Total liabilities	$54,374	$25,481

          As of November 30, 2005, certain debt was required to be repaid as a result of the disposition of the Company’s television assets. The Company allocated interest expense of $7.7 million and $22.0 million associated with this portion of debt to the television operations for the three-month and nine-month periods ended November 30, 2005, respectively, in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. As no debt is required to be repaid as a result of the disposition of the remainder of the Company’s television assets as of November 30, 2006, no interest was allocated to television operations for the three-month and nine-month periods ended November 30, 2006.
          Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Emmis spent approximately $6.8 million on capital expenditures related to flooding restoration projects during the nine months ended November 30, 2006 and expects to spend an additional $5.0 million by February 28, 2007 to complete the restoration. During the nine months ended November 30, 2006, the Company received $10.3 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $4.2 million gain, net of tax, on disposal of these assets which is reflected in income from discontinued operations in the accompanying condensed consolidated statements of operations. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy has negatively affected ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
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

	Three Months Ended	Nine Months Ended
	November 30, 2005	November 30, 2005
Net revenues	$136	$851
Station operating expenses	226	1,432
Depreciation and amortization	6	51
Loss before taxes	(157)	(693)
Benefit for income taxes	(89)	(309)
          The assets related to WRDA-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

February 28, 2006
Current assets:
Other	$68

Total current assets	68

Noncurrent assets:
Intangibles, net	12,992

Total noncurrent assets	12,992

Total assets	$13,060

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

	Three Months Ended	Nine Months Ended
	November 30, 2005	November 30, 2005
Net revenues	$—	$—
Station operating expenses, excluding noncash compensation	—	(440)
Noncash compensation	—	—
Depreciation and amortization	—	—
Pre-tax income	—	440
Provision for income taxes	—	180
Note 2. Shareholders’ Equity
          On November 2, 2006, the Company’s Board of Directors declared a special one-time dividend of $4.00 per common share to shareholders of record as of November 12, 2006. The dividend was paid November 22, 2006, which reduced shareholders’ equity by $150.2 million. The dividend was also paid to holders of unvested restricted stock, resulting in excess tax benefits of $0.7 million, which is reflected in additional paid in capital in the accompanying condensed consolidated balance sheet as of November 30, 2006.
          All of the Company’s outstanding stock option awards contained anti-dilution provisions that required an equitable adjustment to reflect the change in the share price on the November 24, 2006 ex-dividend date. The equitable adjustment approved by the Compensation Committee of the Company’s Board of Directors resulted in no incremental noncash compensation expense under SFAS No. 123R.
The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to	After	As of
	Adjustment	Adjustment	November 30, 2006
Options outstanding	5,192,799	7,597,933	7,518,569
Options exercisable	4,717,228	6,902,008	6,822,644
Weighted average exercise price:
Options outstanding	$24.60	$16.82	$16.82
Options exercisable	$25.44	$17.39	$17.40
Note 3. Share Based Payments
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
          The Company adopted the fair value recognition provisions of SFAS No. 123R, on March 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model at the date of grant and expensed on a straight-line basis over the vesting period. Prior to adoption of SFAS No. 123R, the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees [APB 25], and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation [SFAS No. 123]. The Company did not recognize employee compensation cost related to its stock option grants in its consolidated statements of operations for the three years ended February 28, 2006 (prior to adoption of SFAS No. 123R), as all options vesting during those three years had an exercise price equal to the market value of the underlying common stock on the date of grant.
          The amounts recorded as share based payments prior to adopting SFAS No. 123R primarily related to the expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Under the modified-prospective-transition method, compensation cost recognized beginning in our fiscal year ending February 28, 2007 includes the above items and (a) compensation cost for all share-based payments granted on or after March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and (b) compensation cost associated with our employee stock purchase plan, which qualified as a noncompensatory plan under APB 25. Results for prior periods have not been restated. In the fourth quarter of fiscal 2006, the Company accelerated the vesting of substantially all outstanding option awards that would have otherwise vested in fiscal 2007 and beyond. Consequently, the Company has an immaterial amount of share-based payment expense associated with stock options granted prior to March 1, 2006 that vest on or after March 1, 2006.
          As a result of adopting SFAS No. 123R, the Company’s income before income taxes, minority interest and discontinued operations for the three-month and nine-month periods ended November 30, 2006, was $0.4 million and $1.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the three-month and nine-month periods ended November 30, 2006, was $0.2 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the nine-month period ended November 30, 2006 was $0.02 lower than if the Company had continued to account for share based compensation under APB 25, but the three-month period ended November 30, 2006 was unchanged. The impact of adopting SFAS No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
          Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company recorded $0.6 million of excess tax benefits related to the exercise of stock options as operating cash flows in the accompanying condensed consolidated statements of cash flows for the nine-month period ended November 30, 2005. These excess tax benefits were not reclassified to financing cash flows as the Company adopted SFAS No. 123R using the modified prospective transition method. The Company did not record any excess tax benefits in the nine-month period ended November 30, 2006 related to the exercise of stock options.
          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plans in all periods presented.

	Three Months	Nine Months
	Ended November 30,	Ended November 30,
	2005	2005
	(Unaudited)	(Unaudited)
Net Income Available to Common Shareholders:
As Reported	$197,775	$212,091
Plus: Reported stock-based employee compensation costs, net of tax	2,115	6,407
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	3,924	11,834

Pro Forma	$195,966	$206,664

Basic EPS:
As Reported	$5.36	$4.74
Pro Forma	$5.31	$4.62

Diluted EPS:
As Reported	$5.36	$4.71
Pro Forma	$5.31	$4.59
          The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning March 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term is based on the midpoint between the vesting date and the end of the contractual term. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2005 and 2006:

	Nine Months Ended November 30,
	2005	2006
Risk-Free Interest Rate:	4.1%	4.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	60.8%	58.2%
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the nine months ended November 30, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	5,615,888	$25.07
Granted	487,434	16.25
Exercised (1)	2,728	16.41
Forfeited	11,863	16.34
Expired	895,932	23.16

Outstanding, November 23	5,192,799	24.60
Dividend Adjustment	2,405,134	(7.78)
Granted	—	—
Exercised (1)	—	—
Forfeited	—	—
Expired	79,364	16.10

Outstanding, November 30	7,518,569	16.82	5.5	$—
Exercisable, November 30	6,822,644	17.40	5.1	$—
Weighted average fair value per option granted (2)	$6.55

(1)	Cash received from option exercises for the nine months ended November 30, 2005 and 2006 was $3.8 million and $0 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the nine months ended November 30, 2005 and 2006 of $0.6 million and $0 million, respectively.

(2)	Reflects equitable adjustment for special one-time $4 per share dividend (see Note 2).
The weighted average grant date fair value of options granted during the nine months ended November 30, 2005 and 2006 was $7.66 and $6.55, respectively after giving effect to the dividend equitable adjustment (see Note 2). The total intrinsic value of options exercised during the nine months ended November 30, 2005 and 2006 was $0.8 million and $0 million, respectively.
A summary of the Company’s nonvested options at February 28, 2006, and changes during the nine months ended November 30, 2006, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	598,274	$16.49
Granted	487,434	9.58
Vested	598,274	16.49
Forfeited	11,863	9.65

Nonvested, November 23	475,571	9.58
Dividend adjustment	220,354	(3.03)
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, November 30	695,925	6.55
There were 5.3 million shares available for future grants under the various option plans at November 30, 2006. The vesting date of outstanding options range from March 2007 to September 2009, and expiration dates range from March 2007 to September 2016 at exercise prices and average contractual lives as follows:

			Outstanding	Weighted Average		Exercisable
			as of	Remaining	Weighted Average	as of	Weighted Average
Range of Exercise Prices			11/30/06	Contractual Life	Exercise Price	11/30/06	Exercise Price
$.01	—	$5.00	—	—	$—	—	$—
5.01	—	10.00	14,634	9.8	8.30	—	—
10.01	—	15.00	2,486,820	7.4	11.89	1,805,529	12.16
15.01	—	20.00	4,533,098	4.7	18.76	4,533,098	18.76
20.01	—	25.00	476,700	3.2	24.18	476,700	24.18
25.01	—	30.00	7,317	3.6	25.97	7,317	25.97
30.01	—	35.00	—	—	—	—	—
35.01	—	40.00	—	—	—	—	—

			7,518,569	5.5	16.82	6,822,644	17.40

Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company in lieu of stock option grants in 2005. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2006 and restricted stock activity during the nine months ended November 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	262,154	$18.80
Granted	395,436	14.67
Vested (restriction lapsed)	229,070	14.17
Forfeited	20,882	17.61

Grants outstanding, November 30	407,638	17.36
The total fair value of shares vested during the nine months ended November 30, 2005 and 2006 was $7.3 million and $3.3 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three-month and nine-month periods ended November 30, 2005 and 2006:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2005	2006	2005	2006
Station operating expenses	$1,089	$803	$3,651	$2,769
Corporate expenses	1,570	1,150	4,530	3,715

Stock-based compensation expense included in operating expenses	2,659	1,953	8,181	6,484
Tax benefit	(1,090)	(801)	(3,354)	(2,658)

Recognized stock-based compensation expense, net of tax	$1,569	$1,152	$4,827	$3,826

As of November 30, 2006, there was $6.6 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Note 4. Intangible Assets and Goodwill
          Indefinite-lived Intangibles
          Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets [SFAS No. 142], the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $819.3 million as of February 28, 2006 and November 30, 2006, respectively. This amount is entirely attributable to our radio division.
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

          As of February 28, 2006 and November 30, 2006, the carrying amount of the Company’s goodwill was $77.4 million. As of February 28, 2006 and November 30, 2006, approximately $25.2 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.
          Definite-lived intangibles
          The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2006 and November 30, 2006:

		February 28, 2006			November 30, 2006
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	7.4	$34,975	$16,043	$18,932	$35,774	$18,547	$17,227
Favorable Office Leases	6.4	688	286	402	688	367	321
Customer Lists	1.0	4,765	4,549	216	1,155	1,124	31
Non-Compete Agreements	1.3	5,738	5,717	21	—	—	—
Other	25.3	1,357	754	603	1,241	776	465

TOTAL		$47,523	$27,349	$20,174	$38,858	$20,814	$18,044

          Total amortization expense from definite-lived intangibles for the three–month periods ended November 30, 2005 and 2006 was $1.0 million in both periods. Total amortization expense from definite-lived intangibles for the nine–month periods ended November 30, 2005 and 2006 was $2.6 million and $2.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2007	$3,856
2008	3,599
2009	3,560
2010	3,417
2011	2,059
Note 5. Significant Events
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
          On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20.0 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $4.2 million, net of tax, in its quarter ended May 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.

          On May 8, 2006, Emmis announced that ECC Acquisition, Inc., an Indiana corporation wholly owned by Jeffrey H. Smulyan, the Chairman, Chief Executive Officer and controlling shareholder of the Company, had made a non-binding proposal to acquire the outstanding publicly held shares of Emmis for $15.25 per share in cash. The proposal stated that the purchaser intended to invite certain other members of the Company’s management to join the purchaser to participate in the transaction. In the proposal, Mr. Smulyan also made clear that, in his capacity as a shareholder of the Company, his interest in the proposed transaction was to purchase shares of the Company not owned by him and that he would not agree to any other transaction involving the Company or his shares of the Company. In response to the proposal, the Board of Directors of Emmis formed a special committee of three independent directors, namely, Peter A. Lund, Frank V. Sica and Lawrence B. Sorrel, to consider the proposal. The special committee selected its own independent financial and legal advisors and appointed Mr. Sica to serve as its chairman. Mr. Smulyan and other directors of Emmis that are members of management did not participate in the evaluation of the proposal. On August 4, 2006, the Company received a letter from ECC Acquisition, Inc. withdrawing the proposal. Subsequently, Mr. Smulyan and his advisors at various times discussed with directors who served on the special committee and/or their advisors the withdrawn proposal and whether Mr. Smulyan or ECC Acquisition, Inc. would make a similar going private proposal. Those discussions included exploration by Mr. Smulyan of the directors’ views of a potential reinstitution of the proposal at a price of $16.80 per share in cash. Those discussions were discontinued on or around August 31, 2006 without a new offer being made. The special committee is no longer active.
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
          On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.3 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
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
          On September 21, 2006, Emmis announced that Emmis Operating Company (“EOC”) had commenced an offer to purchase, at par, $339.6 million of the outstanding 6 7/8% Senior Subordinated Notes (the “Notes”) due 2012 pursuant to an asset sale offer required under the indenture for a portion of the Notes and a separate tender offer for the balance of the Notes. On October 20, 2006, approximately $374.9 million of the $375.0 million outstanding Notes were redeemed at par plus accrued and unpaid interest. The redemption was financed with available cash on hand from the sale of WKCF-TV coupled with additional borrowings under the Company’s senior credit facility.

          On October 31, 2006, Emmis sold land and the associated building formerly occupied by WKCF-TV to Goodlife Broadcasting, Inc. for $3.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of approximately $0.3 million, net of tax, in its quarter ended November 30, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
          On November 2, 2006, EOC amended and restated its Revolving Credit and Term Loan Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. The credit facility also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility.
          All outstanding amounts under the credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate are 2.00% and 1.00%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning six months after closing, the credit facility requires Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined.
          The term loan and revolver mature on November 1, 2013 and November 2, 2012, respectively. Beginning on August 31, 2007, the borrowings under the term loan are payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the credit facility. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the credit facility.
          Borrowing under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the credit facility.
          In connection with the redemption of substantially all of the Notes and the amendment and restatement of the credit facility, the Company recorded a loss on debt extinguishment of $10.0 million, which is recorded in its quarter ended November 30, 2006.
          On November 2, 2006, the Company’s Board of Directors declared a special one-time dividend of $4.00 per common share to shareholders of record as of November 12, 2006. The dividend was paid November 22, 2006, which reduced shareholders’ equity by $150.2 million. See Note 2 for further discussion.

Note 6. Pro Forma Financial Information
          Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2005 assuming the acquisition of (i) D.EXPRES in Slovakia in March 2005 and (ii) Radio FM Plus in Bulgaria in November 2005 had occurred on the first day of the pro forma period presented below. Unaudited historical information is presented below for the three-month and nine-month periods ended November 30, 2006.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006
	(Pro Forma)	(Historical)	(Pro Forma)	(Historical)
Net revenues	$98,393	$91,205	$297,180	$280,901

Net income (loss) from continuing operations	$1,826	$(1,270)	$8,980	$2,736

Net income (loss) available to common shareholders from continuing operations	$(420)	$(3,516)	$2,242	$(4,002)

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$(0.01)	$(0.09)	$0.05	$(0.11)

Diluted	$(0.01)	$(0.09)	$0.05	$(0.11)

Weighted average shares outstanding:

Basic	36,879	37,290	44,700	37,214
Diluted	36,879	37,290	45,056	37,214
Note 7. Comprehensive Income
          Comprehensive income was comprised of the following for the three-month and nine-month periods ended November 30, 2005 and 2006:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2005	2006	2005	2006
Net income	$200,021	$3,130	$218,829	$124,066
Translation adjustment	98	445	(2,348)	653

Total comprehensive income	$200,119	$3,575	$216,481	$124,719

Note 8. Segment Information
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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of November 30,
	2005	2006	2005	2006	2005	2006
Hungary	$3,900	$3,549	$13,402	$12,870	$6,023	$5,051

Belgium	184	459	605	1,026	3,417	3,629

Slovakia	1,835	2,417	4,768	7,396	13,910	11,229

Bulgaria	N/A	459	N/A	1,303	4,621	5,133
          In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with SFAS No. 144. Emmis sold KKFR-FM in Phoenix, AZ in July 2006 and WRDA-FM in St. Louis, MO in May 2006. Accordingly, the results of operations of the television division, KKFR-FM and WRDA-FM have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
          The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2006 and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
November 30, 2005	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$73,492	$24,500	$—	$97,992
Station operating expenses	41,877	20,077	—	61,954
Corporate expenses	—	—	7,360	7,360
Depreciation and amortization	2,399	180	1,646	4,225
(Gain) loss on disposal of assets	—	—	40	40

Operating income (loss)	$29,216	$4,243	$(9,046)	$24,413

Assets — continuing operations	$1,093,242	$87,341	$488,064	$1,668,647
Assets — discontinued operations	14,013	—	427,368	441,381

Total assets	$1,107,255	$87,341	$915,432	$2,110,028

Three Months Ended		Publishing
November 30, 2006	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$66,704	$24,501	$—	$91,205
Station operating expenses	41,665	20,189	—	61,854
Corporate expenses	—	—	8,444	8,444
Depreciation and amortization	2,568	192	657	3,417
Loss on disposal of assets	1	1	—	2

Operating income (loss)	$22,470	$4,119	$(9,101)	$17,488

Assets — continuing operations	$996,787	$80,916	$49,080	$1,126,783
Assets — discontinued operations	27	—	98,003	98,030

Total assets	$996,814	$80,916	$147,083	$1,224,813

Nine Months Ended		Publishing
November 30, 2005	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$229,631	$65,396	$—	$295,027
Station operating expenses	128,846	58,716	—	187,562
Corporate expenses	—	—	23,921	23,921
Depreciation and amortization	6,853	535	4,890	12,278
(Gain) loss on disposal of assets	(6)	1	90	85

Operating income (loss)	$93,938	$6,144	$(28,901)	$71,181

Assets — continuing operations	$1,093,242	$87,341	$488,064	$1,668,647
Assets — discontinued operations	14,013	—	427,368	441,381

Total assets	$1,107,255	$87,341	$915,432	$2,110,028

Nine Months Ended		Publishing
November 30, 2006	Radio	and Other	Corporate	Consolidated
	(Unaudited)
Net revenues	$214,630	$66,271	$—	$280,901
Station operating expenses	133,246	58,627	—	191,873
Corporate expenses	—	—	23,623	23,623
Depreciation and amortization	7,395	522	1,998	9,915
(Gain) loss on disposal of assets	4	1	—	5

Operating income (loss)	$73,985	$7,121	$(25,621)	$55,485

Assets — continuing operations	$996,787	$80,916	$49,080	$1,126,783
Assets — discontinued operations	27	—	98,003	98,030

Total assets	$996,814	$80,916	$147,083	$1,224,813

Note 9. Regulatory, Legal and Other Matters
          The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.

         During the Company’s fiscal quarter ended November 30, 2004, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have appealed the FCC’s adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. The challenge to the consent decree is currently pending in federal court and the challenges to the license renewal applications are currently pending before the Commission; Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals.
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
GENERAL
          We own and operate radio, television and publishing properties located primarily in the United States. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1 to the accompanying condensed consolidated financial statements for more discussion). Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio station ratings are measured principally four times a year by Arbitron Radio Market Reports. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
          The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2005 and 2006. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	% of Total	2006	% of Total	2005	% of Total	2006	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$63,011	64.3%	$58,259	63.9%	$193,402	65.6%	$182,320	64.9%
National	18,667	19.0%	18,177	19.9%	50,991	17.3%	51,725	18.4%
Political	77	0.1%	202	0.2%	92	0.0%	241	0.1%
Publication Sales	4,447	4.5%	3,628	4.0%	13,622	4.6%	10,941	3.9%
Non Traditional	6,284	6.4%	4,710	5.2%	22,442	7.6%	17,931	6.4%
Other	5,506	5.7%	6,229	6.8%	14,478	4.9%	17,743	6.3%

Total net revenues	$97,992		$91,205		$295,027		$280,901

          As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the nine-month period ended November 30, 2006, local and regional sales, excluding political revenues, represented approximately 82% and 60% of our advertising revenues for our radio and publishing divisions, respectively. In the nine-month period ended November 30, 2005, local and regional sales, excluding political revenues, represented approximately 84% and 57% of our advertising revenues for our radio and publishing divisions, respectively.
          No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 62% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 13% of the radio segment’s advertising net revenues in the nine-month period ended November 30, 2006.
          A significant portion of our expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions, and bad debt. Certain expenses related to our programming and general and administrative departments, such as talent costs, syndicated programming fees, utilities and office salaries are less variable in nature. Lastly, costs related to our marketing and promotions department are highly discretionary and incurred primarily to maintain and/or increase our audience and market share.

KNOWN TRENDS AND UNCERTAINTIES
          Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors: (1) lack of inventory and pricing discipline by radio operators, (2) a more focused newspaper advertising sales force that has slowed the market share gains radio was making vis-à-vis newspapers, (3) the emergence of new media, such as internet advertising and cable interconnects, which are gaining advertising share against radio and other traditional media, and (4) the perception of advertisers that satellite radio and MP3 players diminish the reach and effectiveness of radio advertising.
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
          Our two radio stations in Los Angeles have suffered significant ratings declines, which has led to a decline in revenues of the stations. KPWR-FM has been negatively affected by direct format competition. The Company’s second Los Angeles station, KMVN-FM (formerly KZLA-FM) switched its format from Country to Rhythmic/Pop Contemporary during the quarter ended August 31, 2006. The targeted demographic of the Rhythmic/Pop Contemporary format is much larger in Los Angeles than the Country format, and should give the station a much broader audience base. However, the format change has led to substantial revenue and operating income declines which will continue throughout the remainder of the fiscal year. Also, our three radio stations in New York have been adversely affected by the decline in radio advertising revenue in the entire New York market and by a decline in station ratings. Our New York ratings have declined primarily due to increased competition in the formats of our stations. We have invested resources in promoting our Los Angeles and New York stations to recapture lost ratings and revenues. Recent ratings information indicates that our stations’ ratings are improving.
          Emmis is in the process of divesting its two remaining television stations. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to lower its debt, coupled with the Company’s view that, in order to be successful in the long term, television stations need to be aligned with a company that is larger and more singularly focused on the challenges of American television, including digital video recorders and the industry’s relationship with cable and satellite providers. As of November 30, 2006, Emmis has closed on sales of fourteen of its sixteen television stations, receiving gross proceeds of approximately $1.14 billion. Emmis expects to sell KGMB-TV in Honolulu, Hawaii and WVUE-TV in New Orleans, Louisiana in the next three to twelve months.
          As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.

ACCOUNTING PRONOUNCEMENTS
SFAS 157
          On September 15, 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements [SFAS No. 157], which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of March 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations or cash flows.
FASB Staff Position AUG AIR-1
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
SFAS 123R
          The Company adopted the fair value recognition provisions of SFAS No. 123R, on March 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model at the date of grant and expensed on a straight-line basis over the vesting period. Prior to adoption of SFAS No. 123R, the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees [APB 25], and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation [SFAS No. 123]. The Company did not recognize employee compensation cost related to its stock option grants in its consolidated statements of operations for the three years ended February 28, 2006 (prior to adoption of SFAS No. 123R), as all options vesting during those three years had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The amounts recorded as share based payments prior to adopting SFAS No. 123R primarily related to the expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Under the modified-prospective-transition method, compensation cost recognized beginning in our fiscal year ending February 28, 2007 includes the above items and (a) compensation cost for all share-based payments granted on or after March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and (b) compensation cost associated with our employee stock purchase plan, which qualified as a noncompensatory plan under APB 25. Results for prior periods have not been restated. The Company accelerated the vesting of substantially all outstanding option awards that would have otherwise vested in fiscal 2007 and beyond. Consequently, the Company has an immaterial amount of share-based payment expense associated with stock options granted prior to March 1, 2006 that vest on or after March 1, 2006.
          As a result of adopting SFAS No. 123R, the Company’s income before income taxes, minority interest and discontinued operations for the three-month and nine-month periods ended November 30, 2006, was $0.4 million and $1.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the three-month and nine-month periods ended November 30, 2006, was $0.2 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the nine-month period ended November 30, 2006 was $0.02 lower than if the Company had continued to account for share based compensation under APB 25, but the three-month period ended November 30, 2006 was unchanged. The impact of adopting SFAS No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
          The Company began granting restricted stock awards to employees and directors of the Company in lieu of stock option grants in 2005. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
          As of November 30, 2006, there was $6.6 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.
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
     Deferred Taxes and Effective Tax Rates
          We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $2.2 million and $1.5 million accrued for employee healthcare claims as of February 28, 2006 and November 30, 2006, respectively. The decrease in accrued employee healthcare claims is the result of a smaller workforce primarily due to our television divestitures. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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
Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2006 Compared to November 30, 2005
Net revenue pro forma reconciliation:
          Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, our radio stations sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$73,492	$66,704	$(6,788)	-9.2%	$229,631	$214,630	$(15,001)	-6.5%
Publishing	24,500	24,501	1	0.0%	65,396	66,271	875	1.3%

Total	97,992	91,205	(6,787)	-6.9%	295,027	280,901	(14,126)	-4.8%

Plus: Net revenues from stations acquired
Radio	401	—			2,153	—
Publishing	—	—			—	—

Total	401	—			2,153	—

Pro forma net revenues
Radio	73,893	66,704	(7,189)	-9.7%	231,784	214,630	(17,154)	-7.4%
Publishing	24,500	24,501	1	0.0%	65,396	66,271	875	1.3%

Total	$98,393	$91,205	$(7,188)	-7.3%	$297,180	$280,901	$(16,279)	-5.5%

          For further disclosure of segment results, see Note 8 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 6 to the accompanying condensed consolidated financial statements.
Net revenues:
          Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. On a pro forma basis (assuming the radio networks in Slovakia and Bulgaria had been purchased on March 1, 2005), radio net revenues for the three-month and nine-month periods ended November 30, 2006 would have decreased $7.2 million, or 9.7%, and $17.2 million, or 7.4%, respectively. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller, Kaplan”). For the three-month period ended November 30, 2006, on a pro forma basis, net revenues of our domestic radio stations were            down 11.5%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were down 2.1%. For the nine-month period ended November 30, 2006, on a pro forma basis, net revenues of our domestic radio stations were down 8.9%, whereas Miller, Kaplan reported that net revenues of our domestic radio markets were down 2.7%. We underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, during the three-months ended November 30, 2006, we changed the format of KMVN-FM (formerly KZLA-FM) from Country to Rhythmic/Pop Contemporary. This format change negatively impacted net revenues. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues. We are continuing to reinvest in our properties, particularly in New York and Los Angeles, through additional promotional spending, recruiting and retaining compelling on-air talent and by doing extensive research.
          Publishing net revenues increased in the nine-month period ended November 30, 2006 principally due to the introduction of new city guides in Atlanta and Cincinnati coupled with positive performance at our other city magazines. Also, Tu Ciudad produced one additional issue during the nine months ended November 30, 2006 versus the same period of the prior year. These gains are partially offset by revenue declines at Country Sampler and Emmis Books as we ceased unprofitable operations.
          On a consolidated basis, pro forma net revenues for the three-month and nine-month periods ended November 30, 2006 decreased $7.2 million, or 7.3%, and $16.3 million, or 5.5%, respectively, due to the effect of the items described above.

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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses
Radio	$41,877	$41,665	$(212)	-0.5%	$128,846	$133,246	$4,400	3.4%
Publishing	20,077	20,189	112	0.6%	58,716	58,627	(89)	-0.2%

Total	61,954	61,854	(100)	-0.2%	187,562	191,873	4,311	2.3%

Plus: Station operating expenses from stations acquired:
Radio	310	—			1,985	—
Publishing	—	—			—	—

Total	310	—			1,985	—

Pro forma station operating expenses
Radio	42,187	41,665	(522)	-1.2%	130,831	133,246	2,415	1.8%
Publishing	20,077	20,189	112	0.6%	58,716	58,627	(89)	-0.2%

Total	$62,264	$61,854	$(410)	-0.7%	$189,547	$191,873	$2,326	1.2%

          For further disclosure of segment results, see Note 8 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 6 to the accompanying condensed consolidated financial statements.
Station operating expenses:
          Radio station operating expenses decreased in the three-month period ended November 30, 2006 principally due to lower sales-related costs due to the decline in revenues as discussed above. Radio station operating expenses increased in the nine-month period ended November 30, 2006 as a result of increased promotional spending, particularly in New York and Los Angeles as discussed above. Additionally, a portion of the increase relates to higher programming costs associated with certain on-air talent contracts and severances recorded in association with the format change at KMVN-FM, as previously discussed. The additional operating expenses incurred in the nine-month period ended November 30, 2006 are partially offset by lower sales-related costs due to the decline in revenues as discussed above.
          Publishing operating expenses decreased slightly in the nine-month period ended November 30, 2006 principally due operating cost savings due to the elimination of certain specialty magazines of Country Sampler. These savings were partially offset by severance expenses associated with the elimination of the specialty magazines and by a $0.2 million inventory write-down related to our Emmis Books operation, both of which were incurred in our first fiscal quarter.
          On a consolidated basis, pro forma station operating expenses, for the three-month and nine-month periods ended November 30, 2006 decreased $0.4 million, or 0.7%, and increased $2.3 million, or 1.2%, respectively, due to the effect of the items described above.

Corporate expenses:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses	$7,360	$8,444	$1,084	14.7%	$23,921	$23,623	$(298)	(1.2)%
          Corporate expenses decreased during the nine months ended November 30, 2006 primarily as a result of staffing reductions following the divestiture of the Company’s television stations. The savings are mostly offset during the nine months ended November 30, 2006 by $2.5 million of costs incurred related to the going private transaction coupled with $1.8 million of costs in connection with the special cash dividend as discussed in Note 2 and Note 5 in the accompanying condensed consolidated financial statements, respectively. Corporate expenses in the three months ended November 30, 2006 increased due to the costs related to the special cash dividend which were partially offset by savings as a result of staffing reductions, both of which are discussed above.
Depreciation and amortization:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,399	$2,568	$169	7.0%	$6,853	$7,395	$542	7.9%
Publishing	180	192	12	6.7%	535	522	(13)	(2.4)%
Corporate	1,646	657	(989)	(60.1)%	4,890	1,998	(2,892)	(59.1)%

Total depreciation and amortization	$4,225	$3,417	$(808)	(19.1)%	$12,278	$9,915	$(2,363)	(19.2)%

          Substantially all of the increase in radio depreciation and amortization expense for the nine-month period ended November 30, 2006 relates to the acquisition of radio networks in Slovakia and Bulgaria in March 2005 and November 2005, respectively. The decrease in corporate depreciation and amortization relates to equipment and furniture and fixtures becoming fully depreciated in the fourth quarter of fiscal 2006.
Operating income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$29,216	$22,470	$(6,746)	(23.1)%	$93,938	$73,985	$(19,953)	(21.2)%
Publishing	4,243	4,119	(124)	(2.9)%	6,144	7,121	977	15.9%
Corporate	(9,046)	(9,101)	(55)	(0.6)%	(28,901)	(25,621)	3,280	11.3%

Total operating income	$24,413	$17,488	$(6,925)	(28.4)%	$71,181	$55,485	$(15,696)	(22.1)%

          In both the three-month and nine-month periods ended November 30, 2006, radio operating income decreased due to declining revenues in our New York and Los Angeles markets, as discussed above. In the nine-month period ended November 30, 2006, radio operating income was also impacted by higher programming costs associated with certain on-air talent contracts and severances recorded in association with the format change at KMVN-FM, as discussed above. Although we are investing heavily in our Los Angeles and New York markets, continued ratings pressure on our stations in New York and Los Angeles will be a challenge for the Company.
          In the nine-month period ended November 30, 2006, publishing operating income increased principally due to revenue increases associated with our new city guides in Atlanta and Cincinnati, strong performance of our city magazines and one additional issue of Tu Ciudad being produced in the current year as compared to the prior year. These revenue gains are partially offset by declines in revenue associated with the cessation of unprofitable operations at Country Sampler and Emmis Books. Additionally, operating income was impacted by higher operating costs in the nine-month period due to severance expenses associated with the elimination of the specialty magazines and by a $0.2 million inventory charge related to our Emmis Books operation, both of which were incurred in our first fiscal quarter.

          In the nine-month period ended November 30, 2006, corporate operating income increased principally due to lower depreciation and amortization and lower corporate expenses due to staffing reductions following the divestiture of the Company’s television stations, both of which are partially offset by costs incurred related to the going private transaction and special dividend. Corporate operating income for the three-month period ended November 30, 2006 is consistent with the same period of the prior year due to lower depreciation and amortization and lower corporate expenses due to staffing reductions as discussed above, both of which are offset by additional costs related to the special dividend.
          On a consolidated basis in both the three-month and nine-month periods ended November 30, 2006, operating income decreased due to the decline in radio operating income.
Interest expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$20,487	$9,505	$(10,982)	(53.6)%	$49,073	$33,621	$(15,452)	(31.5)%
          Certain debt was required to be repaid as of November 30, 2005 as a result of the disposition of the Company’s television assets. The Company allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. No debt would be required to be repaid as a result of the disposition of the Company’s remaining television assets as of November 30, 2006, thus no interest was allocated to television operations for the three-month or nine-month periods ended November 30, 2006. The Company allocated $7.7 million and $22.0 million of interest expense to discontinued operations for the three-month and nine-month periods ended November 30, 2005. Excluding the reclassification of interest expense to discontinued operations, interest expense for the three-month and nine-month periods ended November 30, 2006 would have decreased $18.7 million, or 66.3%, and $37.8 million, or 53.2%, respectively. The decrease in interest expense is due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of television sale proceeds partially offset by higher interest rates on the senior credit facility.
Loss on debt extinguishment:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$(10,023)	$(10,023)	N/A	$—	$(13,403)	$(13,403)	N/A
          During the three months ended November 30, 2006, the Company redeemed approximately $374.9 million of the $375.0 million outstanding 6 7/8% Senior Subordinated Notes at par plus accrued and unpaid interest and also amended and restated its senior credit facility (See Note 5 in the accompanying condensed consolidated financial statements for more discussion). The Company recorded a loss on debt extinguishment of $10.0 million related to these transactions in its quarter ended November 30, 2006.

          The loss on debt extinguishment for the nine months ended November 30, 2006 includes the items noted above as well as the following losses on debt extinguishments incurred in the Company’s first and second fiscal quarters: (i) the redemption at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes, (ii) the redemption of the remaining $120.0 million of its senior floating rate notes and (iii) repayments on its former credit facility that permanently reduced availability under the facility. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $3.4 million.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$3,878	$(155)	$(4,033)	(104.0)%	$22,223	$11,131	$(11,092)	(49.9)%
          The decrease in the three months and nine months ended November 30, 2006 is principally attributable to the loss on debt extinguishment and lower operating income in our radio division both of which are partially offset by lower reported interest expense and lower corporate depreciation and amortization.
Minority interest expense, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,092	$654	$(438)	(40.1)%	$3,511	$3,376	$(135)	(3.8)%
          Our minority interest expense principally relates to our partnership in Austin, Texas (we own 50.1%) and our radio station in Hungary (we own 59.5%).
Income from discontinued operations, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$198,107	$4,400	$(193,707)	(97.8)%	$209,036	$121,330	$(87,706)	(42.0)%
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2006	2005	2006
Income (loss) from operations:
KKFR-FM	$1,051	$(104)	$3,351	$433
Television	11,083	6,678	27,401	18,060
WRDA-FM	(157)	—	(693)	—
Phoenix	—	—	440	—

Total	11,977	6,574	30,499	18,493
Less: Provision for income taxes	3,326	2,043	10,919	7,132

Income from operations, net of tax	8,651	4,531	19,580	11,361

Gain on sale of discontinued operations:
KKFR-FM	—	(247)	—	18,870
Television	321,154	—	321,154	160,760
WRDA-FM	—	30	—	7,052

Total	321,154	(217)	321,154	186,682
Less: Provision for income taxes	131,698	(86)	131,698	76,713

Gain on sale of discontinued operations, net of tax	189,456	(131)	189,456	109,969

Income from discontinued operations, net of tax	$198,107	$4,400	$209,036	$121,330

          Our television station in New Orleans, Louisiana, WVUE, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE. Emmis spent approximately $6.8 million on capital expenditures related to flooding restoration projects during the nine months ended November 30, 2006 and expects to spend an additional $5.0 million by February 28, 2007 to complete the restoration. During the nine months ended November 30, 2006, the Company received $10.3 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $7.8 million gain on disposal of these assets which is reflected in income from discontinued operations in the accompanying condensed consolidated statements of operations. WVUE did not broadcast its signal for an extended period of time as a result of Katrina and the general disruption of the local economy has negatively affected ongoing advertising revenue. The Company maintains business interruption insurance and expects to be reimbursed for lost net income as a result of Katrina. Emmis has not accrued for business interruption insurance proceeds. Business interruption insurance proceeds will only be recognized upon receipt.
          On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. Emmis recorded a $4.2 million gain on the sale, net of tax, which is reflected in discontinued operations in the accompanying condensed consolidated statements of operations.
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
          On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.3 million, net of tax, in its quarter ended August 31, 2006, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.

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
Net income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss):	$200,021	$3,130	$(196,891)	(98.4)%	$218,829	$124,066	$(94,763)	(43.3)%
          The decrease in net income in the three-month period ended November 30, 2006 is primarily attributable to the gain on sale of discontinued operations recorded in the prior year in addition to the items discussed in income before income taxes, minority interest and discontinued operations above. The Company reduced its estimate of annual income before income taxes in the quarter ended November 30, 2006 which increased its provision for income taxes for the three months then ended. The decrease in net income in the nine-month period ended November 30, 2006 is primarily attributable to the gain on sale of discontinued operations in the prior year coupled with the items discussed in income before income taxes, minority interest and discontinued operations above. These are partially offset by our sales of discontinued operations in the current year.
Liquidity and Capital Resources
          Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used capital to repurchase our common stock. In November 2006, we paid a special $4 per common share dividend totaling $150.2 million. We may continue to return capital to shareholders via dividends or stock repurchases. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
          At November 30, 2006, we had cash and cash equivalents of $16.1 million and net working capital of $67.9 million. At February 28, 2006, we had cash and cash equivalents of $140.8 million and net working capital of $33.3 million. The increase in working capital primarily relates to higher accounts receivable due to seasonality of the business and lower accrued interest due to lower overall debt levels and debt refinancing activities in our quarter ended November 30, 2006. At January 2, 2007, we had $97.5 million available under our credit facility, which is net of $2.5 million in outstanding letters of credit.
          On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL – Pensacola, FL to LIN Television Corporation for $3.0 million in cash. On August 31, 2006, Emmis completed its sale of WKCF-TV in Orlando, FL to Hearst-Argyle Television Inc. for $217.5 million in cash. The proceeds of the KKFR-FM, WBPG-TV and WKCF-TV transactions were used to pay outstanding indebtedness.

          On March 9, 2006, the Company redeemed at par the remaining $120.0 million outstanding of its senior floating rate notes. On March 15, 2006, the Company redeemed at 106.25% of par the remaining $1.4 million outstanding of its 12.5% senior discount notes.
          On October 20, 2006, the Company redeemed approximately $374.9 million of the $375.0 million outstanding 6 7/8% Senior Subordinated Notes at par plus accrued and unpaid interest.
          On November 2, 2006, EOC amended and restated its Revolving Credit and Term Loan Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. The credit facility also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility.
          All outstanding amounts under the credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate are 2.00% and 1.00%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning six months after closing, the credit facility requires Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined.
          The term loan and revolver mature on November 1, 2013 and November 2, 2012, respectively. Beginning on November 30, 2007, the borrowings under the term loan are payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the credit facility. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the credit facility.
          Borrowing under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the credit facility.
          In connection with the previously discussed debt redemptions, repayments of the Company’s former credit facility that permanently reduced availability under the facility, and the amendment and restatement of the Company’s former credit facility, the Company recorded a loss on debt extinguishment of $13.4 million in the nine months ended November 30, 2006.
     Operating Activities
          Cash flows provided by operating activities were $12.8 million for the nine-month period ended November 30, 2006 versus $56.7 million in the same period of the prior year. Cash flows provided by operating activities decreased due to lower net revenues less station operating expenses and corporate expenses, coupled with lower accrued interest and lower accounts payable and accrued liabilities due to the settlement of year-end bonus and severance obligations. Additionally, since November 30, 2005, we have sold fourteen television stations and two radio stations, which has reduced operating cash flows. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
     Investing Activities
          Cash flows provided by investing activities were $316.0 million for the nine-month period ended November 30, 2006 versus $410.2 million in the same period of the prior year. In the nine-month period ended November 30, 2006, we sold: (i) WRDA-FM in St. Louis, Missouri for $20.0 million in cash, (ii) WBPG-TV in Mobile, AL – Pensacola, FL for $3.0 million in cash, (iii) KKFR-FM in Phoenix, AZ for $77.6 million in cash, (iv) WKCF-TV in Orlando, FL for $217.5 million in cash, and (v) certain tangible assets in Orlando for $3.0 million in cash. In the nine-month period ended November 30, 2005, we sold four stations to LIN Television Corporation for $257.0 in cash (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM), entered into a LMA with LIN Television Corporation for WBPG in Mobile, AL/Pensacola, FL and sold one station to Gray Television for $186.0 million in cash (WSAZ in Huntington/Charleston, WV). We also purchased national radio networks in Slovakia and Bulgaria for $15.8 million.
          Investment activities include capital expenditures and business acquisitions and dispositions.
          Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the nine-month periods ended November 30, 2005 and 2006, we had capital expenditures of $8.2 million and $2.3 million, respectively. We expect capital expenditures related to continuing operations to be approximately $7.5 million in the current fiscal year, compared to $11.7 million in fiscal 2006. The decrease principally relates to an expansion of our offices in Chicago to accommodate WLUP-FM, which was completed in fiscal 2006. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and HD Radio upgrade costs. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
     Financing Activities
          Cash flows used in financing activities were $453.8 million for the nine-month period ended November 30, 2006 versus $236.6 million in the same period of the prior year. Cash flows used in financing activities in the nine months ended November 30, 2006 relate to the payment of a one-time dividend of $4.00 per common share totaling $150.2 million, the redemption of $374.9 million of the 6 7/8% Senior Subordinated Notes, the redemption of $120.0 million of senior floating rate notes and $1.4 million of senior discount notes. These transactions were funded by cash on hand from our sales of discontinued operations as well as additional borrowings under our senior credit facility.
          As of November 30, 2006, Emmis had $500 million of borrowings under its senior credit facility ($2.3 million current and $497.7 million long-term), $0.1 million of senior subordinated notes classified as current, $4.3 million of other indebtedness ($1.0 million current and $3.3 million long-term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2006, our weighted average borrowing rate under our credit facility and our overall weighted average borrowing rate, after taking into account amounts outstanding under our senior subordinated notes was approximately 7.3%, respectively.

          The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility and principal amounts of our senior subordinated notes) are expected to be $11.3 million. This amount is comprised of $2.3 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
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
Intangibles
          Including intangible assets classified as noncurrent assets – discontinued operations in the accompanying condensed consolidated balance sheet, at November 30, 2006, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
Regulatory, Legal and Other Matters
          The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
          During the Company’s fiscal quarter ended August 31, 2004, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups have requested that the FCC reconsider the adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. The challenge to the consent decree is currently pending in federal court and the challenges to the license renewal applications are currently pending before the Commission; but Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals.
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
          On June 13, 2006, Emmis filed a lawsuit in federal court in Indianapolis seeking damages for CBS Radio’s actions in connection with its hiring of former Emmis CFO Walter Berger. The complaint alleges that: (i) CBS Radio knew Mr. Berger had a valid and enforceable employment agreement with Emmis when it recruited and ultimately hired him and (ii) despite objections from Emmis, CBS Radio encouraged Mr. Berger to breach his contract by leaving Emmis in January 2006, more than three years before the contract was set to expire. Emmis also filed an arbitration action against Mr. Berger seeking damages for breach of contract, which include repayment of certain amounts paid to him under his Emmis employment agreement.
          The Company is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, none of these pending legal proceedings is likely to have a material adverse effect on the Company.
Quantitative and Qualitative Disclosures About Market Risk
          As of February 28, 2006, approximately 53% of Emmis’ total outstanding debt bore interest at variable rates. As a result of the redemption of senior floating rate notes and senior discount notes in March 2006 and the senior subordinated notes in October 2006 and December 2006, 100% of the Company’s debt as of January 2, 2007 bears interest at variable rates. Based on amounts outstanding at January 2, 2007, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would be higher by approximately $5.0 million. Beginning in May 2007, Emmis is required to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined. Emmis currently has no interest rate derivative instruments.
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
          Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2006, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EMMIS COMMUNICATIONS CORPORATION

Date: January 9, 2007	By: /s/ PATRICK WALSH
Patrick Walsh
Executive Vice President, Chief Financial
Officer and Treasurer