Form 10-K
period 2007-02-28
EMMIS COMMUNICATIONS CORP
filed 2007-05-11
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2007

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
     Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $386,263,000.
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 2, 2007, was:

32,595,311	Class A Common Shares, $.01 par value
4,930,267	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2007 Annual Meeting expected to be filed within 120 days	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K

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
     Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the following:
•	material adverse changes in economic conditions in the markets of our Company;

•	the ability of our stations and magazines to attract and retain advertisers;

•	loss of key personnel;

•	the ability of our stations to attract quality programming and our magazines to attract good editors, writers and photographers;

•	uncertainty as to the ability of our stations to increase or sustain audience share for their programs and our magazines to increase or sustain subscriber demand;

•	competition from other media and the impact of significant competition for advertising revenues from other media;

•	future regulatory actions and conditions in the operating areas of our Company;

•	the necessity for additional capital expenditures and whether our programming and other expenses increase at a rate faster than expected;

•	increasingly hostile reaction of various individuals and groups, including the government, to certain content broadcast on radio and television stations in the United States;

•	financial community and rating agency perceptions of our business, operations and financial condition and the industry in which we operate;

•	the effects of terrorist attacks, political instability, war and other significant events;

•	rapid changes in technology and standards in our industry;

•	whether pending transactions, if any, are completed on the terms and at the times set forth, if at all;

•	other risks and uncertainties inherent in the radio and television broadcasting and magazine publishing businesses.
The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS.
GENERAL
     We are a diversified media company, principally focused on radio broadcasting. We operate the 9th largest publicly traded radio portfolio in the United States based on total listeners. We own and operate seven FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN.
     Our operational focus is on maintaining our leadership position in broadcasting by continuing to enhance the operating performance of our broadcast properties. We have created top performing radio stations that rank, in terms of primary demographic target audience share, among the top ten stations in the New York and Los Angeles radio markets according to the Fall 2006 Arbitron Survey. We believe that this strong large-market radio presence and our diversity of station formats make us attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.
     In addition to our domestic radio properties, we operate an international radio business, publish several city and regional magazines and operate television stations that are held for sale. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, own a national radio network in Slovakia, have a 59.5% interest in a national radio station in Hungary and have an approximate 60% interest in two national radio networks in Bulgaria. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Tu Ciudad, and Country Sampler and related magazines. We also own and operate two television stations located in New Orleans and Honolulu. The Company has previously announced that it intends to sell these television stations in the next three to twelve months and entered into an agreement to sell its television station in Honolulu on February 20, 2007. The operations of these television stations have been classified as discontinued operations. We also engage in various businesses ancillary to our broadcasting business, such as consulting, broadcast tower leasing and operating a news information radio network in Indiana.
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
Deliver Results to Advertisers. Realizing that the ultimate success of our business depends on our ability to deliver results for our advertisers, we seek to become marketing partners with our advertisers by offering innovative solutions for reaching and connecting with consumers. Radio broadcasting is a highly-targeted advertising medium and we are able to deliver niche audiences for advertisers in a cost-efficient manner. We believe that offering advertisers multiple points of contact with our audiences maximizes the strength of the advertiser’s message. To that end, we offer integrated marketing solutions to our advertisers that combine traditional on-air commercials with other multimedia consumer touch points including, among others, the Internet, other mobile technologies and on-site appearances. We will continue to explore and invest in new, effective means of delivering results for our advertisers.

Pursue Strategic Acquisitions. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We have been successful in acquiring these types of media properties and improving their operational performance, revenues and cash flow with our marketing focus and innovative programming expertise. We find underdeveloped properties particularly attractive because they offer greater potential for revenue and cash flow growth than mature properties through the application of our operational experience. We intend to continue to evaluate potential acquisitions of radio stations and publishing properties. We will also continue to explore acquisitions of businesses that have developed innovative new technologies that we believe will enhance our existing operations and other businesses that we believe both hold promise for long-term appreciation in value and leverage our strengths.
Encourage a Performance-Based, Entrepreneurial Management Approach. We believe that broadcasting and city/regional publishing are primarily local businesses and that much of their success is the result of the efforts of regional and local management and staff. We have attracted and retained an experienced team of broadcast and publishing professionals who understand the preferences, demographics and competitive opportunities of their particular markets. Our decentralized approach gives local management oversight of spending, long-range planning and resource allocation at their individual stations and publications, and our approach provides rewards for all employees. In addition, we encourage our managers and employees to own a stake in the Company, and most of our full-time employees have an equity ownership position in Emmis. We believe that our performance-based, entrepreneurial management approach has created a distinctive corporate culture, making Emmis a highly desirable employer in the media industry and significantly enhancing our ability to attract and retain experienced and highly motivated employees and management. In 2005, Fortune magazine recognized Emmis as one of the “100 Best Companies to Work For.”

RADIO STATIONS
     In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue rankings are from BIA’s Investing in Radio 2007 (1st Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the Fall 2006 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY	STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC	AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET	SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	1	3.8
KMVN-FM		Rhythmic/Pop Contemporary	25-54	32t	0.7

New York, NY	2
WRKS-FM		Classic Soul/Today's R&B	25-54	5	4.0
WQHT-FM		Hip-Hop	18-34	3	3.6
WQCD-FM		Smooth Jazz	25-54	8t	3.2

Chicago, IL	3
WLUP-FM		Classic Rock	25-54	13t	2.0
WKQX-FM		Alternative Rock	18-34	13t	1.2

St. Louis, MO	22
KPNT-FM		Alternative Rock	18-34	4	2.4
KSHE-FM		Album Oriented Rock	25-54	2	5.0
KIHT-FM		Classic Hits	25-54	6	3.2
KFTK-FM		Talk	25-54	13	3.0

Indianapolis, IN	32
WIBC-AM		News/Talk/Sports	35-64	4	6.0
WYXB-FM		Soft Adult Contemporary	25-54	7t	4.3
WLHK-FM		Country	25-54	9	4.3
WNOU-FM		Contemporary Hit Radio	18-34	4t	3.7

Austin, TX	36
KLBJ-AM		News/Talk	25-54	5	5.0
KDHT-FM		Hip-Hop	18-34	5	3.8
KBPA-FM		Adult Hits	25-54	1	5.3
KLBJ-FM		Album Oriented Rock	25-54	6	2.9
KGSR-FM		Adult Album Alternative	25-54	9t	2.6
KROX-FM		Alternative Rock	18-34	6	2.3

Terre Haute, IN	233
WTHI-FM		Country	25-54	1	25.6
WWVR-FM		Classic Rock	25-54	2	7.0
In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, own a national radio network in Slovakia, have a 59.5% interest in a national top-ranked radio station in Hungary and have an approximate 60% interest in two national radio networks in Bulgaria. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.
     TELEVISION STATIONS
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. As of February 28, 2007, the Company has sold fourteen of its sixteen television stations including our station in Omaha that was being operated pursuant to a local programming and marketing agreement while awaiting FCC approval of the sale. Subsequent to February 28, 2007, the FCC granted its approval and the sale of KMTV-TV closed on March 27, 2007. The following discussion relates to the two remaining television stations, which are classified as discontinued operations in the accompanying financial statements. On February 20, 2007, Emmis entered into an agreement to sell KGMB-TV in Honolulu (and its satellite stations).
     In the following table, “DMA Rank” is estimated by the Nielsen Media Research, Inc. (“Nielsen”) as of January 2007. Rankings are based on the relative size of a station’s market among the 210 generally recognized Designated Market Areas (“DMAs”), as defined by Nielsen. “Number of Stations in Market” represents the number of television stations (“Reportable Stations”) designated by Nielsen as “local” to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. time period. “Station Rank” reflects the station’s rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

				NUMBER OF		STATION
TELEVISION	METROPOLITAN	DMA	AFFILIATION/	STATIONS	STATION	AUDIENCE	AFFILIATION
STATION	AREA SERVED	RANK	CHANNEL	IN MARKET(1)	RANK(1)	SHARE (1)	EXPIRATION
WVUE-TV	New Orleans, LA	54	Fox/8	8	3	8	March 5, 2006 (2)
KGMB-TV	Honolulu, HI	72	CBS/9	8	1	16	September 18, 2016

(1)	Number of stations in market, station rank and station audience share for KGMB-TV is as of February 2007, the most recent period reported by Nielsen. Data reported for WVUE-TV is as of May 2005 as Nielsen has not issued any ratings information for the New Orleans market since Hurricane Katrina in August 2005.

(2)	We are currently in negotiations to extend or renew this affiliation agreement and expect the extension or renewal to be on terms that are reasonably acceptable to us.
     Emmis also owns and operates two satellite stations that primarily re-broadcast the signal of KGMB-TV. A local station and its satellite stations are considered one station for FCC and multiple ownership purposes, provided that the stations are in the same market.
     KGMB-TV is affiliated with CBS. WVUE-TV is currently in negotiations with the Fox Network regarding an extension of its affiliation agreement which expired on March 5, 2006. Each affiliation agreement provides the affiliated television station with the right to rebroadcast all programs transmitted by the network with which the television station is affiliated. In return, CBS and FOX have the right to sell a substantial portion of the advertising time during such broadcasts. Emmis does not receive any network compensation payments for its two remaining television stations.

PUBLISHING OPERATIONS
     We publish the following magazines through our publishing division:

Monthly
Paid & Verified
Circulation(a)
Regional Magazines:
Texas Monthly	301,000
Los Angeles Magazine	157,000
Atlanta Magazine	70,000
Indianapolis Monthly	45,000
Cincinnati Magazine	38,000
Tu Ciudad Magazine	(b )

Specialty Magazines (c):
Country Sampler	340,000
Country Business	24,000

(a)	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2006)

(b)	Tu Ciudad, launched in June 2005, has minimal paid circulation

(c)	Our specialty magazines are circulated bimonthly
INTERNET AND NEW TECHNOLOGIES
     We believe that the development and explosive growth of the Internet present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our stations and magazines. For that reason, we commenced an expansion of our Emmis Interactive group. Emmis Interactive will continue to develop our radio Internet presence. The goal of Emmis Interactive is to leverage multiple technology platforms to not only create a two-way dialogue with listeners, but to also address the needs of marketers seeking multimedia touch points with potential consumers.
COMMUNITY INVOLVEMENT
     We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our stations and magazines participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, Big Brothers/Big Sisters, Coalition for the Homeless, the Hawaii Foodbank, Indiana Black Expo, the Children’s Wish Fund, the National Multiple Sclerosis Foundation and Special Olympics. The National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. Last year, The Broadcasters’ Foundation honored Chairman and CEO Jeff Smulyan with its Golden Mike Award in recognition of his charitable efforts.
INDUSTRY INVOLVEMENT
     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, and as founding members of the Radio Operators Caucus. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” Our Radio Division President served as Chairman of the NAB’s Fall Radio Show in 2006 and will reprise that role for the Fall Radio Show in 2007. At various times we have been voted Most Respected Broadcaster in polls of radio industry chief executive officers and managers, and our management and on-air personalities have won numerous industry awards.
COMPETITION
     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet and direct mail marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Chicago). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the FCC permit certain joint ownership and joint operation of local stations. All of our radio stations take advantage of these joint arrangements in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
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
ADVERTISING SALES
     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2007, approximately 22% of our total advertising revenues were derived from national sales and 78% were derived from local and regional sales. For the year ended February 28, 2007, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (83%) than our publishing entities (61%).
EMPLOYEES
     As of February 28, 2007 Emmis had approximately 1,300 full-time employees and approximately 400 part-time employees. We have approximately 190 employees at various radio and television stations represented by unions. We consider relations with our employees to be good.
INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS
     Our Internet address is www.emmis.com. Through our Internet website, free of charge, you may obtain copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available the same day we electronically file such material with, or furnish such material to, the SEC. We have been making such reports available on the same day they are filed during the period covered by this report.
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

     LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. Our licenses currently have the following expiration dates, until renewed1:

Continuing operations:
WIBC-AM (Indianapolis)	August 1, 2004	Renewal application pending
WLHK-FM (Indianapolis)	August 1, 2004	Renewal application pending
WNOU-FM (Indianapolis)	August 1, 2004	Renewal application pending
WTHI-FM (Terre Haute)	August 1, 2004	Renewal application pending
WWVR-FM (Terre Haute)	August 1, 2004	Renewal application pending
WYXB-FM (Indianapolis)	August 1, 2004	Renewal application pending
WKQX-FM (Chicago)	December 1, 2004	Renewal application pending
WLUP-FM (Chicago)	December 1, 2012
KFTK-FM (St. Louis)	February 1, 2013
KIHT-FM (St. Louis)	February 1, 2013
KPNT-FM (St. Louis)	February 1, 2005	Renewal application pending
KSHE-FM (St. Louis)	February 1, 2013
KBPA-FM (Austin)	August 1, 2013
KDHT-FM (Austin)	August 1, 2013
KGSR-FM (Austin)	August 1, 2013
KLBJ-AM (Austin)	August 1, 2013
KLBJ-FM (Austin)	August 1, 2013
KROX-FM (Austin)	August 1, 2013
KPWR-FM (Los Angeles)	December 1, 2013
KMVN-FM (Los Angeles)	December 1, 2013
WQCD-FM (New York)	June 1, 2014
WQHT-FM (New York)	June 1, 2014
WRKS-FM (New York)	June 1, 2014

Discontinued operations:
WVUE-TV (New Orleans)	June 1, 2013
KGMB-TV (Honolulu)	February 1, 2015
KGMD-TV (Hawaii)	February 1, 2015
KGMV-TV (Maui)	February 1, 2015

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

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
     On June 2, 2003, the FCC adopted its most recent broadcast ownership review decision, in which it modified several of its regulations governing the ownership of radio stations in local markets. On June 24, 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the Commission’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. As a result, the restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand, possible legislative intervention and/or further judicial review. In July of 2006, the FCC commenced the remand ordered by the Court of Appeals with a Further Notice of Proposed Rulemaking (“Further Notice”). The Further Notice also serves to fulfill the FCC’s obligation under the 1996 Act, as amended, to review its media ownership rules every four years. The formal comment cycle in response to the Further Notice closed in January 2007, but a decision is not expected for some time.
     The discussion below reviews the changes contemplated in the FCC’s 2003 decision and the Third Circuit’s response to the revised ownership regulations that the Commission adopted, and the issues set forth in the recently-issued Further Notice.
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
     In response to the Third Circuit’s remand of the numerical radio caps, the Further Notice seeks comment on what the numerical limits should be. In addition, the FCC asks whether future limits should be based on market or audience share or, alternatively, the number of outlets or licenses held by an individual entity. The FCC also asks whether the existing sub-caps on the number of AM and FM stations that are built in to the current numerical limits should be retained.
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
     New Cross-Media Limits: The cross-media limits adopted in the June 2003 decision would replace both the newspaper/broadcast cross-ownership restriction and the radio/television cross-ownership limits as follows:
•	In DMAs with three or fewer commercial and noncommercial television stations, the FCC will not permit cross-ownership between TV stations, radio stations, and daily newspapers.
•	In DMAs with four to eight television stations, the FCC will permit parties to have one of the three following combinations: (a) one or more daily newspaper(s), one TV station, and up to 50% of the radio stations that would be permissible under the local radio ownership limits; (b) one or more daily newspaper(s) and as many radio stations as can be owned pursuant to the local radio ownership limits (but no television stations); or (c) two television stations (so long as ownership would be permissible under the local television ownership rule) and as many radio stations as the local radio ownership limits permit (but no daily newspapers).

•	In DMAs with nine or more television stations, the FCC will permit any newspaper and broadcast cross-media combinations so long as they comply with the local television ownership rule and local radio ownership limits.
     The Third Circuit remanded the new cross-media limits to the Commission for further consideration, and the pre-existing radio/television and newspaper/broadcast cross-ownership rules were left in place in the meantime. The Further Notice seeks comment on a number of issues relating to cross-media ownership, including whether, and if so, how, the agency should attempt to measure the diversity of viewpoints available in local markets in regulating cross-media ownership. In addition, the Further Notice asks what, if any, limitations the FCC should maintain on newspaper/broadcast and radio/television cross-ownership. The absolute ban on newspaper/broadcast cross-ownership, and the pre-existing rule relating to radio-television cross-ownership, remain in effect in the interim.
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
     Under existing FCC policy, in the case of corporations having a “single majority shareholder,” the interests of minority shareholders are generally not deemed attributable. Inasmuch as Jeffrey H. Smulyan’s voting interest in the Company currently exceeds 50%, this exemption appears to apply to the Company. The exemption may, however, be eliminated by the FCC. If the exemption is eliminated, or if Mr. Smulyan’s voting interest falls to or below 50%, then the interests of any minority shareholders that meet or exceed the thresholds described above will become attributable and will be combined with the Company’s interests for purposes of determining compliance with FCC ownership rules.

     Ownership-rule conflicts arising as a result of aggregating the media interests of the Company and its attributable shareholders could require divestitures by either the Company or the affected shareholders. Any such conflicts could result in Emmis being unable to obtain FCC consents necessary for future acquisitions. Conversely, Emmis’ media interests could operate to restrict other media investments by shareholders having or acquiring an interest in Emmis.
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
     Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement action by the FCC. The agency recently has engaged in more aggressive enforcement of its indecency regulations than has generally been the case in the past. In addition to imposing more stringent fines, the Commission has indicated that it may begin license revocation procedures for “serious” violations of the indecency law. Furthermore, in June of 2006, Congress passed legislation that increased the per-violation maximum fine tenfold, from $32,500 to $325,000.
     In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the Company adopted a compliance plan intended to avoid future indecency violations, (ii) the Company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the Company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the Company based on allegedly indecent broadcasts, and agreed not to use against the Company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the Company’s qualifications to hold FCC licenses. A petition requesting that the FCC reconsider its approval of the Decree was filed and, in October of 2006, denied by the FCC. The FCC’s decision approving the Decree, and its decision to deny reconsideration of that decision, were appealed to the United States Court of Appeals for the District of Columbia Circuit. The Court dismissed the appeal in March 2007; however, the appellants have the right to ask the court to reconsider its decision and/or request the United States Supreme Court to hear the case. If the Decree were to be invalidated, then any indecent broadcasts that may have occurred on the Company’s stations could be considered by the FCC, which could have an adverse impact on the Company’s FCC licenses. In addition, petitions have been filed against the license renewal applications of stations WKQX and KPNT, and an informal objection has been filed against the license renewals of the Company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. Consequently, any invalidation of the Decree could result in the petitions and objections being considered in connection with those and possibly other license renewals, which could have an adverse affect on the Company’s FCC licenses. Subsequent to the approval of the Consent Decree, the Company has received letters of inquiry from the FCC alleging additional violations of indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
     In 2006, the FCC commenced an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups, and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. The Company has also received inquiries from the FCC, and is in the process of preparing responses.
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
     The FCC also has authorized two companies to launch and operate satellite digital audio radio service (“SDARS”) systems. Both companies—Sirius Satellite Radio, Inc. and XM Radio—are now providing nationwide service. In addition, Sirius and XM recently have launched channels providing local traffic and weather information in major cities. Broadcasters have objected to these local services, contending that the provision of local programming conflicts with the FCC’s intent to license satellite radio solely as a national service. XM and Sirius contend, in response, that the services are not in contravention of their FCC authorizations because the channels offering local information are being offered nationwide, not on a local basis. In February of 2007, XM and Sirius announced their intention to merge, assuming that regulatory approval can be obtained. We cannot predict the impact of SDARS on our radio stations’ listenership.
     In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March of 2005, the FCC announced that pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio. Significantly, the Commission decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters, although the FCC did adopt a Further Notice of Proposed Rulemaking seeking comment on whether additional public interest obligations are necessary.
     In January 2001, the D.C. Circuit concluded that the FCC’s Equal Employment Opportunity (“EEO”) regulations were unconstitutional. The FCC adopted new EEO rules in November 2002, which went into effect in March 2003.
     In March 2007, the Copyright Royalty Board (“CRB”) set royalty rates for non-interactive Internet streaming of sound recordings for 2006-2010. The new rates apply to all services that stream sound recordings on the Internet, including radio stations that simulcast their broadcast programming over the Internet. The new rates represent a substantial increase from the previous rates. The rates increase from 0.08 cents per-listener per-song in 2006 to 0.19 cents per-listener per-song in 2010. Further, in order to accurately calculate royalties, a webcaster will need to know how many listeners listened to each song it transmitted, information that had often not previously been tracked. Several parties to the rate-setting proceeding have filed petitions for rehearing at the CRB, which remain pending, and it is also possible that appeals may be filed in the United States Court of Appeals for the D.C. Circuit.
     Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:
•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	AM stereo broadcasting;

•	proposals to permit expanded use of FM translator stations;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals permitting FM stations to accept formerly impermissible interference;
•	proposals to reinstate holding periods for licenses;
•	changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;
•	proposals to limit the tax deductibility of advertising expenses by advertisers;
•	proposals to regulate violence in broadcasts; and
•	proposals to charge royalties for sound recordings used in broadcasts.
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

Net Revenues:	2005	2006	2007
Domestic	$326,495	$349,941	$327,166
International	17,466	27,495	32,369

Total	$343,961	$377,436	$359,535

Noncurrent Assets:	2005	2006	2007
Domestic	$1,643,139	$1,231,071	$1,061,634
International	12,811	26,424	27,261

Total	$1,655,950	$1,257,495	$1,088,895

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
Our domestic radio operations are heavily concentrated in the New York and Los Angeles markets.
     Our radio operations in New York and Los Angeles account for approximately 50% of our domestic radio revenues. Our results from operations can be materially affected by a downturn in operations in either one of these markets.
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
     We have a significant amount of indebtedness. At February 28, 2007, our total indebtedness was approximately $501.9 million, and our shareholders’ equity was approximately $237.2 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
-	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

-	increase our vulnerability to generally adverse economic and industry conditions;

-	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

-	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

-	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

-	place us at a competitive disadvantage compared to our competitors that have less debt; and

-	limit, along with the financial and other restrictive covenants in our credit facility and our other debt instruments, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our businesses.
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
We may not be able to complete the disposition of our remaining two television stations.
     In May 2005, we announced that we had engaged advisors to assist us in evaluating strategic alternatives for our television assets. As of February 28, 2007, we have sold fourteen of our original sixteen television stations, including our station in Omaha that was being operated under local programming and marketing agreement pending FCC approval of the sale, which was granted subsequent to February 28, 2007. On February 20, 2007, we entered into an agreement to sell KGMB-TV in Honolulu (and its satellite stations). The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the FCC. We expect to close this transaction in the first half of the calendar year. We have not sold WVUE-TV in New Orleans. We remain committed to selling WVUE-TV, but we cannot guarantee that we will find a buyer willing to pay an acceptable price.
     Additionally, WVUE-TV was adversely affected by Hurricane Katrina in August 2005, which caused significant damage to the New Orleans area and our facilities at WVUE-TV. This has complicated the sales process for the station.
To continue to grow our business, we may require significant additional capital.
     The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our new credit facility and proceeds from future issuances of debt and equity, both public and private. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.
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
     As of April 30, 2007, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 69.6% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
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
     Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.
     In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the Company adopted a compliance plan intended to avoid future indecency violations, (ii) the Company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the Company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the Company based on allegedly indecent broadcasts and agreed not to use against the Company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the Company’s qualifications to hold FCC licenses. Certain individuals and groups appealed the FCC’s adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. The petition was denied by the FCC on October 17, 2006. The petitioners appealed the FCC’s decision to the United States Court of Appeals for the District of Columbia Circuit. On March 29, 2007, the Court dismissed the case. If the petitioners elect to further pursue the matter, a petition for rehearing is due by May 14, 2007 and a certified petition is due by July 27, 2007. If the Court of Appeals or Untied States Supreme Court were to invalidate the decree, then any indecent broadcasts that may have occurred on the Company’s stations could be considered by the FCC, which could have an adverse impact on the Company’s FCC licenses. In addition, petitions have been filed against the license renewal applications of stations WKQX and KPNT, and an informal objection has been filed against the license renewals of the Company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. Consequently, any invalidation of the Decree could result in the petitions and objections being considered in connection with those and possibly other license renewals. Subsequent to the approval of the Consent Decree, the Company has received letters of inquiry from the FCC alleging additional violations of indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
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
     The FCC regulations and policies also affect our growth strategy because the FCC has specific regulations and policies about the number of stations, including radio and television stations, and daily newspapers that an entity may own in any geographic area. As a result of these rules, we may not be able to acquire more properties in some markets.
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
     In June of 2003, the FCC substantially modified its rules governing ownership of broadcast stations. The new rules (i) allow, for the first time in many years, common ownership of broadcast stations and daily newspapers in most markets, (ii) generally allow common ownership of television and radio stations within a given market, and (iii) change the definition of ‘‘market’’ for purposes of the rules restricting the number of radio stations that may be commonly owned within a given market. The new rules were appealed in federal court, and in September of 2003, the court stayed the effectiveness of the new rules, pending a decision in the appeal. As a result of the stay, the former ownership rules were reinstated. We cannot predict the outcome of the appeal.
     We cannot predict the impact of these developments on our business. In particular, we cannot predict the outcome of the FCC’s media ownership proceeding or its effect on our ability to acquire broadcast stations in the future or to continue to own and freely transfer stations that we have already acquired.
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
     We currently have several international operations, including operations in Hungary, Slovakia, Belgium and Bulgaria. Therefore, we are exposed to risks inherent in international business operations. We may pursue opportunities to buy additional broadcasting properties in other foreign countries. The risks of doing business in foreign countries include the following:
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
     Broadcast licenses in many foreign countries do not generally confer the same renewal expectancy as U.S. radio stations broadcast licenses.
Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.
     We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of February 28, 2007, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
     The following table sets forth information as of February 28, 2007 with respect to offices, studios and broadcast towers of stations and publishing operations currently owned by Emmis. Management believes that the properties are in good condition and are suitable for Emmis’ operations.

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Corporate and Publishing Headquarters/	1998	Owned	—
WLHK-FM/ WIBC-AM/WNOU-FM/ WYXB-FM/ Indianapolis Monthly One Emmis Plaza 40 Monument Circle Indianapolis, IN
WLHK-FM Tower	1985	Owned	—
WNOU-FM Tower	1979	Owned	—
WIBC-AM Tower	1966	Owned	—

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
WYXB-FM Tower	2003	Owned	—

KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM	1998	Leased	December 2007
800 St. Louis Union Station St. Louis, MO
KFTK-FM Tower	1987	Leased	August 2009 with option to March 2023
KIHT-FM Tower	1995	Leased	August 2010
KPNT-FM Tower	1987	Owned	—
KSHE-FM Tower	1985	Leased	August 2010
KPNT-FM/KFTK-FM Tower	2002	Leased	January 2009 with option to January 2029
KFTK-FM/KIHT-FM/KPNT-FM/KSHE-FM Tower	2004	Leased	March 2012 with option to March 2032
KFTK-FM Tower	1997	Owned	—

KPWR-FM	1988	Leased	October 2017
KMVN-FM	2002	Leased	October 2017
2600 West Olive Ave, 8th Floor Burbank, CA
KPWR-FM Tower	1993	Leased	October 2012
KMVN-FM tower	1998	Leased	May 2013

WQHT-FM/WRKS-FM/WQCD-FM	1996	Leased	January 2013
395 Hudson Street, 7th Floor New York, NY
WQHT-FM Additional Studio	2006	Leased	June 2012
151 West 25th New York, NY
WQHT-FM Tower	1984	Leased	October 2018
WRKS-FM Tower	1984	Leased	November 2020
WQCD-FM Tower	1984	Leased	February 2022

WKQX-FM/WLUP-FM	2000	Leased	December 2015 with 5 year option
230 Merchandise Mart Plaza Chicago, IL
WKQX-FM Tower	1975	Leased	September 2009
WLUP-FM Tower	1977	Leased	September 2009

KLBJ-AM/FM/KDHT-FM/KGSR-FM/KROX-FM/
KBPA-FM 8309 N. IH 35 Austin, TX	1998	Leased	March 2008
KLBJ-AM Tower	1963	Owned	—
KLBJ-FM Tower	1972	Leased	July 2008
KDHT-FM Tower	1986	Owned	—
KGSR-FM Tower	1997	Owned	—
KROX-FM Tower	1999	Leased	September 2008
KBPA-FM Tower	1985	Leased	August 2010

Atlanta Magazine Office	2003	Leased	July 2013
260 Peachtree St, Suite 300 Atlanta, GA

Cincinnati Magazine	1996	Leased	May 2007
705 Central Ave., Suite 175 Cincinnati, OH

Texas Monthly	1989	Leased	August 2009
701 Brazos, Suite 1600 Austin, TX

WTHI-FM/WWVR-FM	1954	Owned	—
918 Ohio Street Terre Haute, IN
WTHI-FM Tower	1954	Owned	—
WWVR-FM Tower	1966	Owned	—

WVUE-TV	1972	Owned	—
1025 South Jefferson Davis Highway New Orleans, LA
WVUE-TV Tower	1963	Owned	—

Los Angeles Magazine 5900 Wilshire Blvd., Suite 1000 Los Angeles, CA	2000	Leased	November 2010

			EXPIRATION
	YEAR PLACED	OWNED OR	DATE
PROPERTY	IN SERVICE	LEASED	OF LEASE
Tu Ciudad 5900 Wilshire Blvd., Suite 2100 Los Angeles, CA	2005	Leased	June 2011

Country Sampler 707 Kautz Road St. Charles, IL	1988	Owned	—

RDS/Co-Opportunities 324 Campus Lane, Suite B Fairfield, CA	1989	Leased	March 2010

Emmis West (Corporate) 3500 West Olive Avenue, Suite 1450 Burbank, CA	2004	Leased	February 2014[1]

Slager Radio 1011 Budapest Fo u. 14-18	2005	Leased	March 2010
Slager Tower	1998	Leased	October 2009

Emmis Belgium Assesteenweg 65 B-1740 Ternat	2003	Leased	April 2013
BeOneTower	2004	Owned	—

D, Expres	2004	Leased	January 2010
Lamacska cesta 3 841 04 Bratislava
D. Expres Tower (Various)	Various 1999-2005	Leased	Various 2007-2019

FM+ Group & Pleven Plus AD	2005	Owned	—
51 Jerusalem Blvd Miadost – 1 Sofia, Bulgaria

KGMB-TV 1534 Kapiolani Blvd. Honolulu, HI	1952	Owned	—
KGMB-TV Tower	1962	Owned	—

[1]	Emmis has the right to terminate 5 years from inception of the lease.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.
     During the Company’s fiscal quarter ended November 30, 2004, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups appealed the FCC’s adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. On March 29, 2007, the United States Court of Appeals for the District of Columbia Circuit dismissed the appeal of the petitioners. If the petitioners elect to further pursue the matter, a petition for rehearing is due by May 14, 2007 and a certified petition is due by July 27, 2007. The challenges to the license renewal applications are currently pending before the Commission; Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals. See “Federal Regulation of Broadcasting” for further discussion.
     On May 7, 2007, the Company received a letter of inquiry and request for information from the FCC related to sponsorship identification practices at certain of our ratio stations as part of an industry-wide investigation by the FCC. The Company will cooperate with the FCC in this investigation and will produce documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.
     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated the matter, and based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the annual meeting of shareholders held on February 13, 2007, the following matters received the following votes:
(i)	Election of Class A Director

Nominee	For	Withheld
Susan B. Bayh	22,589,062	6,082,569
(ii)	Election of other than Class A Director

Nominee	For	Withheld
Gary L. Kaseff	73,905,611	4,064,857
(iii)	Ratify the selection of Ernst & Young LLP as our independent registered public accounting firm

For	Against	Abstain
77,672,286	239,772	58,408
(iv)	Approval of shareholder proposal regarding adoption of a recapitalization plan

For	Against	Abstain	Broker Non-Vote
16,259,869	50,386,583	943,142	10,380,880
EXECUTIVE OFFICERS OF THE REGISTRANT
     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 28,	ELECTED
NAME	POSITION	2007	OFFICER
Richard F. Cummings	Radio Division President	57	1984

Michael Levitan	Executive Vice President of Human Resources	49	2002

Gary A. Thoe	Publishing Division President	50	1998

Paul W. Fiddick	International Division President	57	2002

Patrick M. Walsh	Chief Financial Officer and Treasurer	39	2006
     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.
     Richard F. Cummings was the Program Director of our first radio station in Indianapolis from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President of Programming in 1988 and became Radio Division President in December 2001.
     Michael Levitan was the Senior Vice President of Human Resources from September 2000 to March 2004 when he became the Executive Vice President of Human Resources. Prior to joining Emmis, Mr. Levitan served as Director of Human Resources for Apple Computer and as Executive Director of Organizational Effectiveness and Assistant to the President of Cummins Engine.

     Gary A. Thoe has been employed as President of Emmis Publishing since February 1998. Prior to February 1998, Mr. Thoe served as President and part owner of Mayhill Publications, Inc.
     Paul W. Fiddick has been employed as President of Emmis International since September 2002. Prior to joining Emmis, Mr. Fiddick served as Assistant Secretary for Administration of the U.S. Department of Agriculture from November 1999 until May 2001.
     Patrick M. Walsh has been employed as Chief Financial Officer and Treasurer since September 2006. Prior to joining Emmis, Mr. Walsh served as Senior Vice President and Chief Financial Officer of iBiquity Digital Corporation. His prior experience includes tenures at McKinsey and Company, General Motors and Deloitte LLP. Mr. Walsh is a Certified Public Accountant.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION FOR OUR COMMON STOCK
     Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) Global Select Market under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock.
     The following table sets forth the high and low bid prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2005	19.99	15.29
August 2005	24.18	17.29
November 2005	24.49	18.86
February 2006	21.10	16.32

May 2006	18.51	11.86
August 2006	16.77	10.85
November 2006	13.22	8.33
February 2007	8.92	8.00
HOLDERS
     At May 2, 2007, there were 5,604 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
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
SHARE REPURCHASES
     Emmis made no purchases of its equity securities during the fourth quarter of its fiscal year ended February 28, 2007.

PERFORMANCE GRAPH
     The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this performance graph by reference, and shall not otherwise be deemed filed under such Acts.
     The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of the Nasdaq Telecommunications Stock Market Index (an index containing performance data of radio, telephone, telegraph, television and cable television companies) from February 28, 2002, to the fiscal year ended February 28, 2007. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each index on February 28, 2002 and that all dividends were reinvested.

	Feb 2002	Feb 2003	Feb 2004	Feb 2005	Feb 2006	Feb 2007
Emmis	$100	$74	$94	$70	$61	$46

Nasdaq Stock Market (U.S.)	$100	$78	$117	$119	$134	$142

Nasdaq Telecommunications	$100	$73	$103	$108	$108	$142

ITEM 6. SELECTED FINANCIAL DATA
     Emmis Communications Corporation
      FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
		(in thousands, except per share data)
	2003	2004	2005	2006	2007
OPERATING DATA:
Net revenues	$291,612	$318,946	$343,961	$377,436	$359,535
Station operating expenses	190,196	206,538	222,294	252,034	256,019
Corporate expenses	24,850	29,378	35,336	36,871	30,432
Depreciation and amortization	13,408	15,062	15,634	17,099	13,338
Impairment losses and other (1)	—	—	—	35,681	—
(Gain) loss on disposal of assets	(1,081)	78	795	94	4
Operating income	64,239	67,890	69,902	35,657	59,742
Interest expense	103,459	62,950	39,690	70,586	43,160
Loss on debt extinguishment (2)	13,506	—	97,248	6,952	13,435
Other income (loss), net	4,686	(795)	2,196	3,040	(22)

Income (loss) before income taxes, discontinued operations minority interest and cumulative effect of accounting change	(48,040)	4,145	(64,840)	(38,841)	3,125
Loss from continuing operations	(35,078)	(2,362)	(67,045)	(25,521)	(3,467)
Discontinued operations (3)	(110,616)	4,618	65,677	383,292	117,048
Net income (loss) (4)	(164,468)	2,256	(304,368)	357,771	113,581
Net income (loss) available to common shareholders	(173,452)	(6,728)	(313,352)	348,787	104,597

Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$(0.83)	$(0.21)	$(1.35)	$(0.80)	$(0.33)
Discontinued operations, net of tax	(2.09)	0.09	1.17	8.93	3.14
Cumulative effect of accounting change, net of tax	(0.35)	—	(5.40)	—	—

Net income (loss) available to common shareholders	$(3.27)	$(0.12)	$(5.58)	$8.13	$2.81

Diluted:
Continuing operations	$(0.83)	$(0.21)	$(1.35)	$(0.80)	$(0.33)
Discontinued operations, net of tax	(2.09)	0.09	1.17	8.93	3.14
Cumulative effect of accounting change, net of tax	(0.35)	—	(5.40)	—	—

Net income (loss) available to common shareholders	$(3.27)	$(0.12)	$(5.58)	$8.13	$2.81

Cash dividends declared per common share	$—	$—	$—	$—	$4.00

Weighted average common shares outstanding:
Basic	53,014	54,716	56,129	42,876	37,265
Diluted	53,014	54,716	56,129	42,876	37,265

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2003	2004	2005	2006	2007
BALANCE SHEET DATA:
Cash (5)	$16,079	$19,970	$16,054	$140,822	$20,747
Working capital	28,024	10,532	51,144	33,303	59,028
Net intangible assets (6)	689,858	830,779	943,141	916,925	916,518
Total assets	2,165,413	2,300,569	1,823,035	1,512,701	1,207,904
Long-term credit facility, senior subordinated debt, senior discount notes and liquidation preference of preferred stock	1,338,539	1,367,929	1,317,558	808,174	638,338
Shareholders’ equity	704,705	748,946	452,592	271,729	237,195

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2003	2004	2005	2006	2007
OTHER DATA:
Cash flows from (used in):
Operating activities	$95,149	$118,165	$121,907	$70,508	$27,882
Investing activities	106,301	(146,359)	54,542	859,843	309,224
Financing activities	(191,733)	32,085	(181,069)	(804,677)	(458,608)
Capital expenditures	9,810	9,381	10,201	12,132	5,301
Cash paid for taxes	887	1,143	286	5,045	6,866

(1)	The loss in the fiscal year ended February 28, 2006 resulted from our annual SFAS No. 142 review.

(2)	Loss on debt extinguishment in the fiscal years ended February 28, 2006 and 2007 relates to the write-off of deferred debt fees associated with early debt extinguishments. Loss on debt extinguishment in the fiscal years ended February 28, 2003 and 2005 relates to the write-off of deferred debt fees and redemption premiums paid for the early retirement of outstanding debt obligations.

(3)	The loss from discontinued operations in the fiscal year ended February 28, 2003 includes a charge of $148.6 million, net of tax, to reflect the cumulative effect of an accounting change on our discontinued operations in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The gain from discontinued operations in the fiscal year ended February 28, 2005 principally relates to the gain on the exchange of three radio stations in Phoenix for a radio station in Chicago which totaled $33.6 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2006 principally related to the gain of sale on our television stations, which totaled $367.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2007 principally relates to the gains recorded on our sale of WKCF-TV, WBPG-TV, WRDA-FM and KKFR-FM, which totaled $110.0 million, net of tax.

(4)	In addition to the items described above, the net loss in the fiscal year ended February 28, 2003 includes a charge of $18.8 million, net of tax, to reflect the cumulative effect of an accounting change on our continuing operations in connection with our adoption of SFAS No. 142. The net loss in the fiscal year ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of Emerging Issues Task Force (EITF) Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

(5)	The February 28, 2006 balance includes $121.4 million of cash received from television station asset sales used to redeem senior floating rate notes and senior discount notes in March 2006.

(6)	Excludes intangibles of two Argentina radio stations sold in May 2004, three Phoenix radio stations exchanged in January 2005, a radio station in St. Louis sold in May 2006, a radio station in Phoenix sold in July 2006, fourteen television stations sold at various dates in 2005 and 2006 and two remaining television stations that are classified as assets held for sale as of February 28, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
GENERAL
     The following discussion pertains to Emmis Communications Corporation and its subsidiaries (collectively, “Emmis” or the “Company”).
     We own and operate radio and publishing properties located primarily in the United States. We also own and operate two television stations located in Honolulu and New Orleans. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1k to the accompanying consolidated financial statements for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying consolidated financial statements. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio stations’ ratings are measured principally four times a year by Arbitron Inc. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
     The following table summarizes the sources of our revenues for each of the past three years. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Year ended February 28,
	2005	% of Total	2006	% of Total	2007	% of Total
Net revenues:
Local	$222,018	64.5%	$246,620	65.3%	$234,558	65.2%
National	57,347	16.7%	64,894	17.2%	64,943	18.1%
Political	954	0.3%	102	0.0%	241	0.1%
Publication Sales	18,762	5.5%	17,656	4.7%	13,776	3.8%
Non Traditional	28,688	8.3%	28,718	7.6%	22,191	6.2%
Other	16,192	4.7%	19,446	5.2%	23,826	6.6%

Total net revenues	$343,961		$377,436		$359,535

     A significant portion of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, syndicated programming fees, utilities and office salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

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
     The radio industry has begun several initiatives to address these issues, most notable of which is the rollout of HD Radio TM. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional channels. To make the rollout of HD Radio more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD Radio receivers, particularly in automobiles. We currently utilize HD Radio digital technology on most of our FM stations and plan to complete the build-out of HD Radio capabilities at most of our remaining FM stations in fiscal 2008. It is unclear what impact HD Radio will have on the markets in which we operate.
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Personal People Meter TM (PPM TM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. To date, more than ten radio broadcasters, including Emmis, have signed long-term contracts to use the PPM service. This service will begin in the New York market in the fall of 2007, with the Los Angeles and Chicago markets following in 2008. It is unclear what impact the introduction of the PPM will have on ratings in the markets in which we operate.
     Our three radio stations in New York trailed the performance of their peers during the year ended February 28, 2007. For the year ended February 28, 2007, our New York radio stations’ net revenues were down 16.5%, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that net revenues of the New York market in total were down 5.7%. We believe we trailed the performance of our peers in New York principally due to turnover in key management positions at our New York stations and deterioration in ratings at each of our three radio stations. We believe that we have solidified our management positions in New York, but ratings continue to be weak, which will continue to impair revenues in our upcoming fiscal year.
     Our two radio stations in Los Angeles have also trailed the performance of their peers during the year ended February 28, 2007. For the year ended February 28, 2007, our Los Angeles radio stations’ net revenues were down 19.8%, whereas Miller Kaplan reported that net revenues of the Los Angeles market in total were down 2.2%. KPWR-FM trailed the performance of its peers due to an increase in the number of competitors with similar formats. This competition eroded KPWR-FM’s ratings and negatively impacted revenues. Recent ratings have improved for KPWR-FM and revenues are beginning to rebound. KMVN-FM (formerly KZLA-FM) changed its format from Country to Rhythmic/Pop Contemporary in August 2006. Given the drastic nature of format differences, the Company expected station ratings and revenues to be negatively affected immediately after the format switch, but expected ratings and revenues to rebound and eventually surpass those under the Country format. As of February 28, 2007, ratings and revenues results since the format change have not met the Company’s expectations. We intend to invest additional resources in promoting the station in the next fiscal year and expect to see a recovery in ratings and revenues in the second half of fiscal 2008.
     Emmis is in the process of divesting all its television stations. The decision to sell its television stations stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on American television challenges, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of February 28, 2007, Emmis has sold fourteen of its sixteen television stations, receiving gross proceeds of approximately $1.14 billion. On February 20, 2007, Emmis entered into an agreement to sell one of the remaining television stations, KGMB-TV (and its satellite stations). The transaction is expected to close in the first half of calendar 2007. Emmis expects to sell its remaining television station, WVUE-TV, in the next three to twelve months.
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
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $2.2 million and $1.4 million accrued for employee healthcare claims as of February 28, 2006 and 2007, respectively. The decrease in accrued employee healthcare claims is mostly due to a smaller workforce as a result of our television station sales. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability.
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

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
     During the three year period ended February 28, 2007, we acquired a national radio network in Slovakia and a controlling interest in two national radio networks in Bulgaria for an aggregate cash purchase price of $17.0 million. We also disposed of two international radio stations, one television production company, fourteen television stations, two domestic radio stations and we exchanged three domestic radio stations for one domestic radio station, collectively receiving gross cash proceeds of $1.32 billion. A recap of the material transactions completed during the three years ended February 28, 2007 is summarized hereafter. These transactions impact the comparability of operating results year over year.
     On February 20, 2007, Emmis entered into a definitive agreement to sell the assets of KGMB-TV in Honolulu, HI, together with its satellite stations, to HITV Operating Co, Inc., a wholly owned portfolio company of MCG Capital Corporation, for $40.0 million in cash. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approval by the FCC. Emmis expects to close this transaction in the first half of the calendar year.
     On October 31, 2006, Emmis sold land and the associated building formerly occupied by WKCF-TV to Goodlife Broadcasting, Inc. for $3.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of approximately $0.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On August 31, 2006, Emmis closed on its sale of WKCF-TV in Orlando, FL to Hearst-Argyle Television Inc. for $217.5 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $93.4 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL – Pensacola, FL to LIN Television Corporation for $3.0 million in cash. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $1.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis, MO to Radio One, Inc. for $20.0 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $4.2 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI (plus satellite stations), and also sold the stock of the corporation that owns KSNW in Wichita, KS (plus satellite stations) and KSNT in Topeka, KS, to SJL Broadcast Group, LLC for $253.0 million in cash and a $6.0 million note receivable. Emmis recorded a gain on sale of $88.2 million, net of tax, which is reflected in discontinued operations in the accompanying consolidated statements of operations. Emmis used the proceeds to repay outstanding debt obligations.
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications for $225.0 million in cash. Emmis recorded a gain on sale of $92.6 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. Due to Journal’s existing radio station ownership in the Omaha market, we retained the FCC license for KMTV and Journal provided programming for the station under a local marketing agreement. Journal made no monthly payments to Emmis under the LMA, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. In March 2007, Journal divested two radio stations and the FCC consented to the transfer of the license. Emmis closed on the sale of KMTV on March 27, 2007 for $10.0 million in cash.

     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television for $186.0 million in cash. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus satellite stations) to LIN Television Corporation (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM) for $248.0 million in cash. In connection with these sales to Gray Television and LIN, Emmis recorded a gain on sale of $186.2 million, net of tax, which is reflected in discontinued operations in the accompanying consolidated statements of operations. Emmis also entered into a LMA with LIN for WBPG in Mobile, AL/Pensacola, FL. Emmis transferred to LIN all of the assets of WBPG except the FCC license, the WB affiliation agreement and a tower lease. LIN paid $9.0 million of the agreed-upon $12.0 million value of WBPG on November 30, 2005. The Company received $0.2 million per year payable in monthly installments related to this LMA. Pursuant to the LMA, LIN began programming the station on November 30, 2005 and recorded all of the revenues and expenses of the station. Emmis closed on the sale of WBPG-TV on July 7, 2006 and received the final $3.0 million in cash. In connection with this sale, Emmis recorded a gain on sale of $1.1 million, net of tax, which is reflected in discontinued operations in the accompanying consolidated statements of operations.
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of approximately $3.3 million. This acquisition allowed Emmis to expand its international radio portfolio within Emmis’ Euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.5 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). On December 29, 2006, Emmis acquired control of a second radio network in Bulgaria for $1.1 million in cash. This radio network had previously been accounted for as a 40% equity investment. Substantially all of the purchase price was allocated to the international broadcast license, which is being amortized over six years. The company also recorded $0.2 million of goodwill, none of which is deductible for income tax purposes.
     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of approximately $12.6 million. This acquisition allowed Emmis to expand its international portfolio in Europe and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The Company has recorded $1.9 million of goodwill, none of which is deductible for income tax purposes. The operating results from March 10, 2005 through December 31, 2005 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29).
     On January 14, 2005, Emmis completed its exchange with Bonneville International Corporation (“Bonneville”) whereby Emmis swapped three of its radio stations in Phoenix, AZ (KTAR-AM, KMVP-AM and KKLT-FM) for Bonneville’s WLUP-FM located in Chicago, IL and $74.8 million in cash including payments for working capital items. Emmis used the cash to repay amounts outstanding under its senior credit facility. Emmis has long sought a second radio station in Chicago to complement its existing station in the market, WKQX-FM. This transaction achieves that goal by marrying the heritage alternative rock format (WKQX) with the heritage classic rock format (WLUP). Emmis began programming WLUP-FM and Bonneville began programming KTAR-AM, KMVP-AM and KKLT-FM under LMAs on December 1, 2004. The assets and liabilities of the three radio stations in Phoenix and their results of operations have been classified as discontinued operations in the accompanying consolidated financial statements. These three radio stations had historically been included in the radio reporting segment. The Company recorded $13.0 million of goodwill associated with the asset swap, but none of this goodwill is deductible for income tax purposes.
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

RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 28, 2006 COMPARED TO YEAR ENDED FEBRUARY 28, 2007
Net revenue pro forma reconciliation:
     Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, radio station sold in Phoenix and radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28,
	2006	2007	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$290,600	$271,929	$(18,671)	-6.4%
Publishing	86,836	87,606	770	0.9%

Total	377,436	359,535	(17,901)	-4.7%

Plus: Net revenues from stations acquired
Radio	2,383	—
Publishing	—	—

Total	2,383	—

Less: Net revenues from stations disposed
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma net revenues
Radio	292,983	271,929	(21,054)	-7.2%
Publishing	86,836	87,606	770	0.9%

Total	$379,819	$359,535	$(20,284)	-5.3%

For further disclosure of segment results, see Note 14 to the accompanying consolidated financial statements. For additional pro forma results, see Note 9 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2007.
Net revenues discussion:
     Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. On a pro forma basis (assuming the purchases of radio networks in Slovakia and Bulgaria had occurred on the first day of the pro forma periods presented above), radio net revenues for the year ended February 28, 2007 would have decreased $21.0 million, or 7.2%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the year ended February 28, 2007, on a pro forma basis, net revenues of our domestic radio stations were down 8.9%, whereas Miller Kaplan reported that net revenues of our domestic radio markets were down 2.3%. As previously discussed, we underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, in August 2006, we changed the format of KMVN-FM (formerly KZLA-FM) from Country to Rhythmic/Pop Contemporary. This format change has continued to negatively impact net revenues. Market weakness and our stations’ weakness has led us to discount our rates charged to advertisers. In fiscal 2007, our average unit rate was down 14.3% and our number of units sold was up 0.2%. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues.

     Publishing net revenues increased mostly due to the introduction of new city guides in Atlanta and Cincinnati. Also, Tu Ciudad produced one additional issue during the year ended February 28, 2007 as compared to the same period of the prior year. These gains are partially offset by declines in revenue associated with our decision to cease unprofitable operations at Country Sampler and Emmis Books.
     On a consolidated basis, pro forma net revenues for the year ended February 28, 2007 decreased $20.3 million, or 5.3% due to the effect of the items described above.
Station operating expenses pro forma reconciliation:
     Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, radio station sold in Phoenix and radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28,
	2006	2007	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses
Radio	$171,957	$176,686	$4,729	2.8%
Publishing	80,077	79,333	(744)	-0.9%

Total	252,034	256,019	3,985	1.6%

Plus: Station operating expenses from stations acquired:
Radio	2,160	—
Publishing	—	—

Total	2,160	—

Less: Station operating expenses from stations disposed:
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma station operating expenses
Radio	174,117	176,686	2,569	1.5%
Publishing	80,077	79,333	(744)	-0.9%

Total	$254,194	$256,019	$1,825	0.7%

     For further disclosure of segment results, see Note 14 to the accompanying consolidated financial statements. For additional pro forma results, see Note 9 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2007.

Station operating expenses discussion:
     Radio station operating expenses increased principally due to increased promotional spending, particularly in New York and Los Angeles. Additionally, a portion of the increase relates to higher programming costs associated with certain on-air talent contracts and severances recorded in association with the format change at KMVN-FM, as previously discussed. The additional operating expenses are partially offset by lower sales-related costs due to the decline in revenues as discussed above. In fiscal 2008, we expect to incur approximately $4 million of costs associated with an expansion of Emmis Interactive, consisting primarily of increased headcount.
     Publishing operating expenses decreased slightly principally due to operating cost savings due to the elimination of certain specialty magazines of Country Sampler. These savings were partially offset by severance expenses associated with the elimination of the specialty magazines and by a $0.9 million inventory write-down related to our Emmis Books operation.
     On a consolidated basis, pro forma station operating expenses increased $1.8 million, or 0.7% due to the effect of the items described above.
Corporate expenses:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$36,871	$30,432	$(6,439)	(17.5)%
     In the year ended February 28, 2006, we incurred approximately $6.1 million of corporate bonus and severance payments associated with the sale of thirteen of our sixteen television stations. Savings generated in the year ended February 28, 2007 by these headcount reductions were offset by approximately $2.5 million of costs related to the Company’s evaluation of the CEO’s bid to take the Company private and approximately $1.9 million of costs in connection with a special dividend paid on November 22, 2006.
Depreciation and amortization:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$10,244	$9,988	$(256)	(2.5)%
Publishing	713	697	(16)	(2.2)%
Corporate	6,142	2,653	(3,489)	(56.8)%

Total depreciation and amortization	$17,099	$13,338	$(3,761)	(22.0)%

     The decrease in corporate depreciation and amortization relates to corporate equipment and furniture and fixtures becoming fully depreciated in the fourth quarter of fiscal 2006.
Operating income:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$78,723	$85,251	$6,528	8.3%
Publishing	45	7,576	7,531	16735.6%
Corporate	(43,111)	(33,085)	10,026	(23.3)%

Total operating income	$35,657	$59,742	$24,085	67.5%

     Radio operating income increased due to a $29.7 million impairment charge incurred in fiscal 2006. Excluding the impairment charge, radio operating income would have decreased by $23.2 million due to lower revenues at our New York and Los Angeles stations and slightly higher radio station operating expenses as discussed above. As discussed above, the net revenue growth of our domestic stations trailed the revenue growth of the markets in which we operate. Our continued ratings and revenue challenges in New York and Los Angeles will make it difficult to reverse this trend in fiscal 2008.
     Publishing operating income increased mostly due to a $6.0 million impairment charge incurred in fiscal 2006. Excluding the impairment charge, publishing operating income would have increased $1.5 million or 25.3% primarily due to higher revenues and lower operating costs as described above.
     On a consolidated basis, operating income increased due to the increases in radio and publishing operating income, as discussed above. In our fiscal 2008 and beyond, we expect to take a longer-term view of our businesses and expect to make strategic investments in certain properties where we believe the investments in marketing and programming will result in acceptable returns. These investments may result in significant fluctuations in our operating income from quarter to quarter.
Interest expense:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense:	$70,586	$43,160	$(27,426)	(38.9)%
     Interest expense decreased primarily as a result of lower outstanding debt. The Company has used over $1 billion of station sale proceeds to pay outstanding debt obligations since November 2005. Certain debt was required to be repaid as a result of the disposition of the Company’s television assets. The Company allocated interest expense associated with this portion of debt to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. The Company allocated $22.0 million of interest expense to discontinued operations in fiscal 2006. No debt was allocated to discontinued operations in fiscal 2007.
Loss on debt extinguishment:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(6,952)	$(13,435)	$(6,483)	(93.3)%
     The loss on debt extinguishment for the year ended February 28, 2007 includes losses recognized in the following transactions: (i) the redemption at 106.25% of par of the remaining $1.4 million outstanding of 12.5% senior discount notes, (ii) the redemption of the remaining $120.0 million of senior floating rate notes, (iii) repayments on the former credit facility that permanently reduced availability under the facility, (iv) the redemption of the $375.0 million 6 7/8% Senior Subordinated Notes at par plus accrued and unpaid interest and (v) the amendment and restatement of the senior credit facility. The loss on debt extinguishment for the year ended February 28, 2006 relates to costs associated with various paydowns of the credit facility that resulted in a permanent reduction of the facility and costs associated with the redemption of senior floating rate notes in January 2006.

Income (loss) before income taxes, minority interest, discontinued operations and accounting change:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:	$(38,841)	$3,125	$41,966	(108.0)%
     In addition to the items discussed above, during the year ended February 28, 2007 we also recorded a loss in unconsolidated affiliates of $3.1 million, the majority of which relates to a write-down in the carrying value of an equity-method investment.
Minority interest expense, net of tax:

	For the year ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$3,026	$4,577	$1,551	51.3%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%) and our radio station in Hungary (we own 59.5%). The increase during the year ended February 28, 2007 is due to improved operating performance at each of these partnerships.
Income from discontinued operations, net of tax:

	For the year ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$383,292	$117,048	$(266,244)	(69.5)%
     Our television division, WRDA-FM, KKFR-FM and three radio stations in Phoenix have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28,
	2006	2007
Income (loss) from operations:
Television	$24,869	$10,161
WRDA-FM	(777)	—
KKFR-FM	2,173	453
Phoenix radio stations	440	—

Total	26,705	10,614
Less: Provision for income taxes	10,453	3,615

Income from operations, net of tax	16,252	6,999

Gain on sale of discontinued operations:
Television	572,975	160,760
WRDA-FM	—	7,052
KKFR-FM	—	18,870

Total	572,975	186,682
Less: Provision for income taxes	205,935	76,633

Gain on sale of discontinued operations, net of tax	367,040	110,049

Income from discontinued operations, net of tax	$383,292	$117,048

     On October 31, 2006, Emmis sold land and the associated building formerly occupied by WKCF-TV to Goodlife Broadcasting, Inc. for $3.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of approximately $0.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On August 31, 2006, Emmis closed on its sale of WKCF-TV in Orlando, FL to Hearst-Argyle Television Inc. for $217.5 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $93.4 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL — Pensacola, FL to LIN Television Corporation for $3.0 million in cash. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $1.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis, MO to Radio One, Inc. for $20.0 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of approximately $4.2 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI (plus satellite stations), and also sold the stock of the corporation that owns KSNW in Wichita, KS (plus satellite stations) and KSNT in Topeka, KS, to SJL Broadcast Group, LLC and recorded a gain on sale of $88.2 million, net of tax which is included in discontinued operations in the accompanying consolidated statements of operations..
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications and recorded a gain on sale of $92.6 million, net of tax which is included in discontinued operations in the accompanying consolidated statements of operations..
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus satellite stations) to LIN Television Corporation (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM). Emmis recorded a gain on sale of stations to Gray Television and LIN of $186.2 million, net of tax which is included in discontinued operations in the accompanying consolidated statements of operations..
     All of these gains are reflected in discontinued operations in the accompanying statements of operations. See “Acquisitions, Dispositions and Investments” above for further discussion.
     Our television station in New Orleans, LA, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE-TV. Emmis spent approximately $8.5 million on capital expenditures related to flooding restoration projects during the year ended February 28, 2007 and expects to spend an additional $0.6 million to complete the restoration by the end of its quarter ended May 31, 2007. During the year ended February 28, 2007, the Company received $10.3 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $4.2 million gain, net of tax, on disposal of these assets which is reflected in income from discontinued operations in the accompanying consolidated statements of operations. WVUE-TV did not broadcast its signal for an extended period of time as a result of Katrina, and the general disruption of the local economy has negatively affected ongoing advertising revenue. The Company had maintained business interruption insurance that is expected to provide for reimbursement of most of the lost net income attributable to Katrina. During the year ended February 28, 2007, the Company recognized a gain of $5.4 million relative to the Katrina business interruption claim. Business interruption proceeds are classified as income from discontinued operations, net of tax, in the accompanying consolidated statements of operations and as a reduction of station operating expenses in the summary of television operations above.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired. Included in discontinued operations in the accompanying consolidated statements of operations is a $14.1 million impairment charge. This charge is reflected in television income from operations in the discontinued operations summary above.
Provision (benefit) for income taxes:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$(16,346)	$2,015	$18,361	112.3%
     The Company’s effective tax rate for the years ending February 28, 2006 and 2007 was approximately 42.1% and 64.5%, respectively. The effective tax rate differed from our combined Federal and state statutory rate of 41% in both periods primarily as a result of non-deductible expenses. The effective tax rate for the year ended February 28, 2007 is substantially higher than the year ended February 28, 2006 as a result of lower income before taxes in relation to other non-deductible expenses.
Net income (loss):

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$357,771	$113,581	$(244,190)	-68.3%

     The decrease in net income for the year ended February 28, 2007 is primarily attributable to the gain on the sale of television properties discussed above, partially offset by the $35.7 million impairment charge recorded during the year ended February 28, 2006 and reduced interest as discussed above.
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

	Year ended February 28,
	2005	2006	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$266,286	$290,600	$24,314	9.1%
Publishing	77,675	86,836	9,161	11.8%

Total	343,961	377,436	33,475	9.7%

Plus: Net revenues from stations acquired
Radio	18,178	2,383
Publishing	—	—

Total	18,178	2,383

Less: Net revenues from stations disposed
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma net revenues
Radio	284,464	292,983	8,519	3.0%
Publishing	77,675	86,836	9,161	11.8%

Total	$362,139	$379,819	$17,680	4.9%

     For further disclosure of segment results, see Note 14 to the accompanying consolidated financial statements. For additional pro forma results, see Note 9 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions in the years ended February 28, 2005 and 2006.
Net revenues discussion:
     Radio net revenues increased principally as a result of our acquisitions of WLUP-FM in Chicago in January 2005 and a radio network in Slovakia in March 2005. On a pro forma basis (assuming the acquisitions of WLUP-FM and the radio networks in Slovakia and Bulgaria had occurred on the first day of the pro forma periods presented above), radio net revenues for the year ended February 28, 2006 would have increased $8.5 million, or 3.0%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the year ended February 28, 2006, on a pro forma basis, net revenues of our domestic radio stations were up 2.2%, whereas

Miller Kaplan reported that net revenues of our domestic radio markets were up 1.6%. We believe we were able to outperform the markets in which we operate due to our commitment to training and developing local sales forces, as well as generally consistent ratings, resulting, in part, from our commitment to reinvest in our properties, such as promotional spending, recruiting and retaining compelling on-air talent, and extensive research. The ratings strength allowed us to charge, on average, an increase of 2% for the advertisements we sold. Our advertising inventory sellout percentage decreased 2% year over year.
     Publishing net revenues increased due to higher local and national advertising revenues, especially at our Texas Monthly and Los Angeles Magazine publications. Automotive and more specifically luxury automotives have been a very strong category for our city and regional magazines. Other strong categories include home furnishings and medical.
     On a consolidated basis, pro forma net revenues for the year ended February 28, 2006 increased $17.7 million, or 4.9% due to the effect of the items described above.
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

	Year ended February 28,
	2005	2006	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses
Radio	$152,417	$171,957	$19,540	12.8%
Publishing	69,877	80,077	10,200	14.6%

Total	222,294	252,034	29,740	13.4%

Plus: Station operating expenses from stations acquired:
Radio	11,859	2,160
Publishing	—	—

Total	11,859	2,160

Less: Station operating expenses from stations disposed:
Radio	—	—
Publishing	—	—

Total	—	—

Pro forma station operating expenses
Radio	164,276	174,117	9,841	6.0%
Publishing	69,877	80,077	10,200	14.6%

Total	$234,153	$254,194	$20,041	8.6%

     For further disclosure of segment results, see Note 14 to the accompanying consolidated financial statements. For additional pro forma results, see Note 9 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions in the years ended February 28, 2005 and 2006.

Station operating expenses discussion:
     Radio station operating expenses increased as a result of higher music licensing fees, higher sales-related costs and higher programming and marketing costs in our New York, Los Angeles and Chicago markets. The increase also relates to our acquisition of WLUP-FM in January 2005 and a radio network in Slovakia in March 2005.
     Publishing station operating expenses increased principally due to higher paper costs and start-up costs related to our new magazine in Los Angeles, Tu Ciudad.
     On a consolidated basis, pro forma station operating expenses for the year ended February 28, 2006 increased $20.0 million, or 8.6% due to the effect of the items described above.
Corporate expenses:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$35,336	$36,871	$1,535	4.3%
     In the year ended February 28, 2005, we incurred approximately $4.0 million of professional fees associated with our television digital spectrum initiative. In addition, we donated $1.0 million to tsunami relief efforts. In the year ended February 28, 2006, we incurred approximately $6.1 million of corporate bonus and severance payments associated with the sale of thirteen of our sixteen television stations.
Depreciation and amortization:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,272	$10,244	$1,972	23.8%
Publishing	858	713	(145)	(16.9)%
Corporate	6,504	6,142	(362)	(5.6)%

Total depreciation and amortization	$15,634	$17,099	$1,465	9.4%

     Substantially all of the increase in radio depreciation and amortization expense for the year ended February 28, 2006 is attributable to our Slovakia and WLUP-FM acquisitions.
Operating income:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$105,338	$78,723	$(26,615)	(25.3)%
Publishing	6,851	45	(6,806)	(99.3)%
Corporate	(42,287)	(43,111)	(824)	1.9%

Total operating income	$69,902	$35,657	$(34,245)	(49.0)%

     Radio operating income decreased due to a $29.7 million impairment charge incurred in connection with our annual SFAS No. 142 impairment review. Excluding the impairment charge, radio operating income would have increased due to our Slovakia and WLUP-

FM radio acquisitions and higher net revenues at our existing stations, partially offset by the expenses associated with Slovakia and WLUP-FM and higher expenses at our existing stations.
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
Loss on debt extinguishment:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(97,248)	$(6,952)	$90,296	92.9%
     The loss on debt extinguishment for the year ended February 28, 2006 relates to costs associated with various paydowns of its credit facility that resulted in a permanent reduction of the facility and costs associated with the redemption of senior floating rate notes in January 2006. The loss on debt extinguishment for the year ended February 28, 2005 primarily relates to tender premiums and the write-off of deferred debt costs in connection with our May 10, 2004 debt refinancing activities.
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest, discontinued operations and accounting change:	$(64,840)	$(38,841)	$25,999	(40.1)%
     The increase in income (loss) before income taxes, minority interest, discontinued operations and accounting change relates to the operating income, interest expense and loss on debt extinguishment items as discussed above.

Minority interest expense, net of tax:

	For the year ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$2,486	$3,026	$540	21.7%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%).
Income from discontinued operations, net of tax:

	For the year ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$65,677	$383,292	$317,615	483.6%
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

	Year ended February 28,
	2005	2006
Income (loss) from operations:
Television	$38,249	$24,869
WRDA-FM	(1,373)	(777)
KKFR-FM	2,688	2,173
Phoenix radio stations	7,650	440
Votionis (Argentina)	(490)	—

Total	46,724	26,705
Less: Provision for income taxes	14,689	10,453

Income from operations, net of tax	32,035	16,252

Gain on sale of discontinued operations:
Television	—	572,975
Phoenix radio stations	57,012	—

Total	57,012	572,975
Less: Provision for income taxes	23,370	205,935

Gain on sale of discontinued operations, net of tax	33,642	367,040

Income from discontinued operations, net of tax	$65,677	$383,292

     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI (plus satellite stations), and also sold the stock of the corporation that owns KSNW in Wichita, KS (plus satellite stations) and KSNT in Topeka, KS, to SJL Broadcast Group, LLC and recorded a gain on sale of $88.2 million, net of tax.

     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications and recorded a gain on sale of $92.6 million, net of tax.
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus satellite stations) to LIN Television Corporation (“LIN”) (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM). Emmis recorded a gain on sale of stations to Gray Television and LIN of $186.2 million, net of tax.
     All of these gains are reflected in discontinued operations in the accompanying statements of operations. See “Acquisitions, Dispositions and Investments” above for further discussion.
Benefit for income taxes:

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Benefit for income taxes	$(281)	$(16,346)	$(16,065)	(5,717.1)%
     Approximately $59.3 million of the loss on debt extinguishment was not deducted for purposes of calculating the provision for income taxes in fiscal 2005. Excluding this item, the Company’s effective tax rate for the years ending February 28, 2005 and 2006 was approximately 32.4% and 42.1%, respectively. The effective tax rate differed from our combined Federal and state statutory rate of 41% in both periods primarily as a result of non-deductible expenses.
Net income (loss):

	For the years ended February 28,
	2005	2006	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss):	$(304,368)	$357,771	$662,139	Not Applicable
     The increase in net income for the year ended February 28, 2006 is primarily attributable to the gain on the sale of television properties discussed above, the prior year’s adoption of EITF Topic D-108, which resulted in a $303.0 million charge, and loss on debt extinguishment discussed above, net of tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
     OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 28, 2007, and employment contracts for key employees, all of which are discussed in Note 12 to the consolidated financial statements, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

     SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS
     The following table reflects a summary of our contractual cash obligations as of February 28, 2007:

	PAYMENTS DUE BY PERIOD
	(AMOUNTS IN THOUSANDS)
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt	$501,927	$4,595	$11,845	$9,100	$476,387
Operating leases	56,128	6,750	12,751	11,258	25,369
Radio broadcast agreements	5,866	2,121	3,261	484	—
Purchase obligations (1)	12,704	7,374	3,352	796	1,182
Employment agreements	49,325	20,842	23,767	4,510	206
Discontinued operations (2)	26,806	8,579	12,285	4,958	984

Total Contractual Cash Obligations	$652,756	$50,261	$67,261	$31,106	$504,128

(1)	Includes contractual commitments to purchase goods and services, including audience measurement information and music license fees.

(2)	The company has entered into a definitive agreement to sell KGMB-TV (and its satellite stations) and plans to sell WVUE-TV in the next three to twelve months. Emmis expects to assign these commitments to the buyers of the stations. These amounts include TV program rights payable, future TV program rights payable, office space agreements, employment agreements and other obligations of our discontinued operations. TV program rights payable represents payments to be made to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. TV program rights payable are included in discontinued operations in the accompanying consolidated balance sheets. Future TV program rights payable represents commitments for program rights not available for broadcast as of February 28, 2007.
     In addition to the obligations described above, the Company has preferred stock outstanding and the annual dividend on such preferred stock is $9.0 million. Emmis may be required to contribute an additional $1.3 million to an equity-method investment based on the investment’s attainment of certain operating milestones. We expect to fund these payments primarily with cash flows from operations, but we may also issue additional debt or equity or sell assets.
CREDIT FACILITY
     On November 2, 2006, EOC amended and restated its Revolving Credit and Term Loan Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. At February 28, 2007, $2.5 million in letters of credit were outstanding. The credit facility also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility.
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

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2008	—	3,413	3,413
2009	—	4,550	4,550
2010	—	4,550	4,550
2011	—	4,550	4,550
2012	—	4,550	4,550
2013	145,000	4,550	149,550
2014	—	428,837	428,837

Total	$145,000	$455,000	$600,000

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the credit facility. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the credit facility.
     Borrowing under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the credit facility.
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
     At February 28, 2007 we had cash and cash equivalents of $20.7 million and net working capital of $59.0 million. At February 28, 2006, we had cash and cash equivalents of $140.8 million and net working capital of $33.3 million. The decrease in cash and cash equivalents mostly relates to $120.0 million of cash invested as of February 28, 2006 resulting from television asset sales, which was used for the March 9, 2006 redemption of the remaining floating rate senior notes that were outstanding at February 28, 2006. The increase in net working capital primarily relates to increased working capital at our held-for-sale television stations mostly in relation to programming payments due at February 28, 2006 that were paid in fiscal 2007, coupled with lower accounts payable and accrued expenses and lower current maturities of long-term debt. A significant portion of our cash balances at February 28, 2006 and 2007 ($6.5 million and $12.9 million, respectively) are held by our foreign entities. The Company has not repatriated these funds to date due to the taxes that would be due upon repatriation.
     On February 20, 2007, Emmis entered into a definitive agreement to sell the assets of KGMB-TV in Honolulu, HI, together with its satellite stations, to HITV Operating Co, Inc., a wholly owned portfolio company of MCG Capital Corporation, for $40.0 million in cash. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approval by the FCC. Emmis expects to close this transaction in the first half of the calendar year.
     During the year ended February 28, 2007, Emmis completed the sale of WBPG-TV, KKFR-FM and WKCF-TV for a combined $298.0 million in cash. Emmis used a majority of the cash proceeds to repay outstanding debt obligations.

          Operating Activities
     Net cash flows provided by operating activities were $27.9 million for the year ended February 28, 2007, compared to $70.5 million for the same period of the prior year. The decrease in cash flows provided by operating activities for the year ended February 28, 2007, as compared to the same period in the prior year, is due to lower revenues in our New York and Los Angeles markets coupled with lower accounts payable and accrued liabilities due to the settlement of corporate bonus and settlement payments related to the sale of the Company’s television stations. Additionally, since November 2005, the Company has sold two FM radio stations and fourteen of its sixteen television stations. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters, as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
          Investing Activities
     Cash flows provided by investing activities were $309.2 million for the year ended February 28, 2007 compared to $859.8 million in the same period of the prior year. The decrease is primarily attributable to cash received during the year ended February 28, 2006 from the sale of thirteen of the Company’s sixteen television stations. Investing activities include capital expenditures and business acquisitions and dispositions.
     As discussed in “Results of Operations” above and in Note 8 to the accompanying consolidated financial statements, we have consummated numerous acquisitions and divestitures in the three years ended February 28, 2007. We expect to continue to pursue acquisitions of radio stations and publishing properties, as well as ancillary businesses and businesses outside of radio and publishing that leverage our strengths. Conversely, as evidenced by the sale our television stations, KKFR-FM in Phoenix, and WRDA-FM in St. Louis, we continually evaluate our portfolio and we will monetize assets when others see greater value in selected assets than we do.
     In the years ended February 28, 2005, 2006 and 2007, we had capital expenditures of $10.2 million, $12.1 million and $5.3 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to HD Radio technology. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business and equipment upgrades in connection with our rollout of HD radio. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
     Emmis has entered into an agreement with iBiquity Digital Corporation to employ HD Radio technology at nineteen of our radio stations by June 30, 2007. Under the agreement, the Company incurred approximately $1.8 million and $1.1 million to implement HD Radio at fifteen of its stations during the years ended February 28, 2006 and 2007, respectively. The Company expects to incur approximately $0.5 million in fiscal 2008 to finish HD Radio conversion of four FM stations in our Austin market. Amounts related to our digital radio build-out are included in contractual cash obligations under the heading “Purchase obligations.”
          Financing Activities
     Cash flows used in financing activities were $804.7 million and $458.6 million for the years ended February 28, 2006 and 2007, respectively. The decrease is primarily attributable to (i) lower net debt repayments for the year ended February 28, 2007 as the Company had closed on 13 of its 16 television stations and made related debt principal repayments in the prior year, (ii) the $398.4 million repurchase of Class A Common shares in the year ended February 28, 2006, partially offset by (iii) a $150.2 million special dividend paid to holders of Class A Common shares in November 2006.
     Our debt service requirements over the next twelve-month period (excluding interest under our credit facility and principal amounts of our senior subordinated notes) are expected to be $12.4 million. This amount is comprised of $3.4 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
     At May 2, 2007, we had $114.5 million available under our credit facility, net of $2.5 million in outstanding letters of credit. The Company expects to continue to use its significant cash flows from operations to primarily repay outstanding debt obligations. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and publishing properties, as well as ancillary businesses and businesses outside of radio and publishing that leverage our strengths. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our minority partner’s entire interest in six radio stations in Austin, TX after a period of approximately five years from the acquisition date based on an 18-multiple of trailing 12-month cash flow.
INTANGIBLES
     Including intangible assets classified as noncurrent assets – discontinued operations, at February 28, 2007, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio and television stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities [SFAS No. 159], which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than March 1, 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements [SFAS No. 157], which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of March 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the Financial Accounting Standards Board issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FSP is effective for the Company as of March 1, 2007 and requires retrospective restatement of prior period results. Early adoption of this pronouncement is precluded for the Company. The Company had been accruing for planned major maintenance activities associated with a leased airplane under the accrue-in-advance method. The Company had accrued for approximately $1.4 million of airplane maintenance costs that will be retroactively restated upon adoption of this FSP. Upon adoption on March 1, 2007, the Company will account for planned major maintenance activities using the deferral method as provided for in the FSP.
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes [FIN No. 48], that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN No. 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revises the disclosure requirements and is effective for the Company as of March 1, 2007. The cumulative impact of this guidance is expected to result in a decrease to noncurrent tax liabilities of approximately $20 million to $25 million with a corresponding offset to accumulated deficit upon adoption on March 1, 2007.
SEASONALITY
     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. For our radio operations, this seasonality is due to the younger demographic composition of many of our stations. Advertisers increase spending during the summer months to target these listeners. In addition, advertisers generally increase spending across all segments during the months of October and November, which are part of our third quarter, in anticipation of the holiday season.
INFLATION
     The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since the senior bank debt is, at February 28, 2007, entirely comprised of floating-rate debt.
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
INTEREST RATES
     At February 28, 2007, the entire outstanding balance under our credit facility bore interest at variable rates. Beginning in May 2007, the credit facility requires Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of Emmis’ total outstanding debt, as defined by the credit facility. On March 28, 2007, Emmis entered into an interest rate swap agreement that fixed the underlying three month LIBOR at 4.8%. The notional amount of the interest rate swap agreement totaled $165.0 million, and the agreement expires on March 27, 2010.
     Based on amounts outstanding at February 28, 2007, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $5.0 million. With the interest rate swap agreement above, a 1.0% increase would result in $3.3 million of increased interest expense.
FOREIGN CURRENCY
     Emmis owns a 59.5% interest in a Hungarian subsidiary which is consolidated in the accompanying financial statements. This subsidiary’s operations are measured in its local currency (forint). Emmis has a natural hedge against currency fluctuations between the forint and the U.S. dollar since most of the subsidiary’s long-term obligations are denominated in Hungarian forints. Emmis owns a network of radio stations in Belgium, which are consolidated in the accompanying financial statements, and its investment to date is approximately $15.5 million. These subsidiaries’ operations are measured in their local currency (Euro). Emmis owns and operates a national radio network in Slovakia, which was acquired in March 2005. This subsidiary is measured in its local currency (koruna). Emmis owns an approximate 60% controlling interest in two national radio networks in Bulgaria, which were acquired in November 2005 and December 2006. These subsidiaries are measured in their local currency (leva). Emmis management cannot predict the most likely average or end-of-period forint to dollar, Euro to dollar, koruna to dollar, or leva to dollar exchange rates for calendar 2007. A devaluation of these foreign currencies could have a material effect on our financial statements taken as a whole.
     At February 28, 2007, the Hungarian subsidiary had $0.1 million of U.S. dollar denominated loans outstanding, excluding intercompany loans. The Hungarian subsidiary repaid $0.3 million of U.S. dollar denominated loans during fiscal 2007. In the Company’s fiscal quarter ended February 28, 2006, it was determined that certain loans to our 59.5% owned Hungarian subsidiary were no longer deemed to be permanently invested. As of February 28, 2007, these intercompany loans total $1.8 million. The Company began recording foreign currency gains and losses related to these loans in its fiscal quarter ended February 28, 2006 and will continue to record foreign currency gains and losses until the loans are fully repaid. The Belgium, Bulgarian and Slovakian operations had no U.S. dollar denominated loans outstanding during the years ended February 28, 2006 or 2007.
     All of our cash balances held at our foreign entities are denominated in their respective local currencies. Emmis currently does not maintain any derivative instruments to mitigate the exposure to foreign currency translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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
     Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2007, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2007.
     The Company’s independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on management’s assessment of Emmis Communications Corporation’s internal control over financial reporting as of February 28, 2007, which report is included herein.

/s/ Jeffrey H. Smulyan	/s/ Patrick M. Walsh

Jeffrey H. Smulyan	Patrick M. Walsh
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Emmis Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emmis Communication Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Emmis Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007 of Emmis Communications Corporation and Subsidiaries and our report dated May 7, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 7, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2006 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 to the consolidated financial statements, effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emmis Communications Corporation and Subsidiaries’ internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 7, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 7, 2007

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28,
	2005	2006	2007
NET REVENUES	$343,961	$377,436	$359,535
OPERATING EXPENSES:
Station operating expenses	222,294	252,034	256,019
Corporate expenses	35,336	36,871	30,432
Depreciation and amortization	15,634	17,099	13,338
Impairment losses	—	35,681	—
Loss on disposal of assets	795	94	4

Total operating expenses	274,059	341,779	299,793

OPERATING INCOME	69,902	35,657	59,742

OTHER INCOME (EXPENSE):
Interest expense	(39,690)	(70,586)	(43,160)
Interest income	1,037	3,532	2,731
Gain (loss) in unconsolidated affiliates	97	8	(3,141)
Loss on debt extinguishment	(97,248)	(6,952)	(13,435)
Other income (expense), net	1,062	(500)	388

Total other expense	(134,742)	(74,498)	(56,617)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND ACCOUNTING CHANGE	(64,840)	(38,841)	3,125
PROVISION (BENEFIT) FOR INCOME TAXES	(281)	(16,346)	2,015
MINORITY INTEREST EXPENSE, NET OF TAX	2,486	3,026	4,577

LOSS FROM CONTINUING OPERATIONS	(67,045)	(25,521)	(3,467)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	65,677	383,292	117,048

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(1,368)	357,771	113,581
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX OF $185,450	(303,000)	—	—

NET INCOME (LOSS)	(304,368)	357,771	113,581
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,984

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(313,352)	$348,787	$104,597

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(1.35)	$(0.80)	$(0.33)
Discontinued operations, net of tax	1.17	8.93	3.14
Cumulative effect of accounting change, net of tax	(5.40)	—	—

Net income (loss) available to common shareholders	$(5.58)	$8.13	$2.81

DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(1.35)	$(0.80)	$(0.33)
Discontinued operations, net of tax	1.17	8.93	3.14
Cumulative effect of accounting change, net of tax	(5.40)	—	—

Net income (loss) available to common shareholders	$(5.58)	$8.13	$2.81

Cash dividends declared per common share	$—	$—	$4.00
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2006	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$140,822	$20,747
Accounts receivable, net of allowance for doubtful accounts of $2,048 and $1,957, respectively	65,374	62,403
Prepaid expenses	16,605	15,292
Other	10,172	6,137
Current assets — discontinued operations	22,233	14,430

Total current assets	255,206	119,009

PROPERTY AND EQUIPMENT:
Land and buildings	28,632	28,729
Leasehold improvements	17,516	17,901
Broadcasting equipment	54,009	59,884
Office equipment and automobiles	35,560	37,662
Construction in progress	3,522	1,726

	139,239	145,902
Less-Accumulated depreciation and amortization	74,678	84,414

Total property and equipment, net	64,561	61,488

INTANGIBLE ASSETS:
Indefinite lived intangibles	819,338	819,338
Goodwill	77,413	77,620
Other intangibles	47,523	39,776

	944,274	936,734
Less-Accumulated amortization	27,349	20,216

Total intangible assets, net	916,925	916,518

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $2,835 and $501, repectively	11,958	3,831
Investments	7,815	4,404
Deposits and other	25,320	26,655

Total other assets, net	45,093	34,890

Noncurrent assets — discontinued operations	230,916	75,999

Total assets	$1,512,701	$1,207,904

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2006	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,258	$18,791
Current maturities of long-term debt	129,175	4,595
Accrued salaries and commissions	11,857	9,991
Accrued interest	9,561	265
Deferred revenue	13,581	14,894
Other	6,040	4,519
Current liabilities — discontinued operations	26,431	6,926

Total current liabilities	221,903	59,981

CREDIT FACILITY AND SENIOR SUBORDINATED DEBT, NET OF CURRENT PORTION	664,424	494,587
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	3,520	2,745
OTHER NONCURRENT LIABILITIES	3,296	29,517
MINORITY INTEREST	48,465	50,780
DEFERRED INCOME TAXES	127,228	170,758
NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	28,386	18,591

Total liabilities	1,097,222	826,959

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES	143,750	143,750

SHAREHOLDERS’ EQUITY:

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 32,164,397 shares and 32,488,863 shares in 2006 and 2007, respectively	322	325
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,879,774 shares and 4,930,267 shares in 2006 and 2007, respectively	49	49
Additional paid-in capital	513,879	522,655
Accumulated deficit	(240,567)	(286,150)
Accumulated other comprehensive income (loss)	(1,954)	316

Total shareholders’ equity	271,729	237,195

Total liabilities and shareholders’ equity	$1,512,701	$1,207,904

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 28, 2007
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE FEBRUARY 29, 2004	2,875,000	$29	50,689,834	$507	5,038,920	$50

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	200,000	2	(200,000)	(2)
Exercise of stock options and related income tax benefits	—	—	101,401	1	—	—
Issuance of Class A Common Stock to employees and officers and related income tax benefits	—	—	630,723	6	11,842	—

Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net loss	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2005	2,875,000	29	51,621,958	516	4,850,762	48

Exercise of stock options and related income tax benefits	—	—	214,092	2	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	—	—	578,347	6	29,012	1
Purchases of common stock	—	—	(20,250,000)	(202)	—	—
Reclass preferred stock to mezzanine	(2,875,000)	(29)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2006	—	$—	32,164,397	$322	4,879,774	$49

Exercise of stock options and related income tax benefits	—	—	2,859	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	—	—	321,607	3	50,493	—
Tax benefit of dividend on unvested restricted shares	—	—	—	—	—	—
Special $4 per common share dividend	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2007	—	$—	32,488,863	$325	4,930,267	$49

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2007
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Income (Loss)	Equity
BALANCE, FEBRUARY 29, 2004	$1,025,483	$(276,002)	$(1,121)	$748,946

Issuance of Class A Common Stock in exchange for Class B Common Stock	—	—	—	—
Exercise of stock options and related income tax benefits	(20)	—	—	(19)
Issuance of Class A Common Stock to employees and officers and related income tax benefits	15,665	—	—	15,671
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	(304,368)	—
Cumulative translation adjustment	—	—	1,346
Total comprehensive loss	—	—	—	(303,022)

BALANCE, FEBRUARY 28, 2005	1,041,128	(589,354)	225	452,592

Exercise of stock options and related income tax benefits	4,675	—	—	4,677
Issuance of Common Stock to employees and officers and related income tax benefits	9,971	—	—	9,978
Purchases of common stock	(398,174)	—	—	(398,376)
Reclass preferred stock to mezzanine	(143,721)	—	—	(143,750)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	357,771	—
Cumulative translation adjustment	—	—	(2,179)
Total comprehensive income	—	—	—	355,592

BALANCE, FEBRUARY 28, 2006	$513,879	$(240,567)	$(1,954)	$271,729

Exercise of stock options and related income tax benefits	45	—	—	45
Issuance of Common Stock to employees and officers and related income tax benefits	8,134	—	—	8,137
Tax benefit of dividend on unvested restricted shares	597	—	—	597
Special $4 per common share dividend	—	(150,180)	—	(150,180)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income (loss)	—	113,581	—
Cumulative translation adjustment	—	—	2,270
Total comprehensive income	—	—	—	115,851

BALANCE, FEBRUARY 28, 2007	$522,655	$(286,150)	$316	$237,195

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28,
	2005	2006	2007
OPERATING ACTIVITIES:
Net income (loss)	$(304,368)	$357,771	$113,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities - Discontinued operations	(65,677)	(383,292)	(117,048)
Impairment losses	—	35,681	—
Loss on debt extinguishment	97,248	6,952	13,435
Cumulative effect of accounting change, net	303,000	—	—
Depreciation and amortization	17,663	19,623	14,523
Accretion of interest on senior discount notes, including amortization of related debt costs	5,707	164	8
Minority interest expense, net	2,486	3,026	4,577
Provision for bad debts	1,895	3,194	1,983
Benefit for deferred income taxes	(281)	(16,479)	994
Noncash compensation	11,098	8,867	7,748
Loss on disposal of assets	795	94	4
Tax benefits of exercise of stock options	(2,305)	643	—
Other	(276)	—	(124)
Changes in assets and liabilities -
Accounts receivable	(3,229)	(5,086)	1,921
Prepaid expenses and other current assets	86	2,212	2,537
Other assets	(7,897)	(5,716)	87
Accounts payable and accrued liabilities	(4,411)	4,044	(17,744)
Deferred revenue	(510)	242	1,313
Income taxes	—	—	(1,092)
Other liabilities	(5,877)	(9,865)	(14,244)
Net cash provided by operating activities — discontinued operations	76,760	48,433	15,423

Net cash provided by operating activities	121,907	70,508	27,882

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,201)	(12,132)	(5,301)
Cash paid for acquisitions	—	(15,834)	(1,098)
Proceeds from sale/exchange of stations, net	82,078	—	—
Deposits on acquisitions and other	(861)	(96)	(421)
Net cash provided by (used in) investing activities — discontinued operations	(16,474)	887,905	316,044

Net cash provided by investing activities	54,542	859,843	309,224

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28,
	2005	2006	2007
FINANCING ACTIVITIES:
Payments on long-term debt	(1,464,718)	(889,638)	(1,014,133)
Proceeds from long-term debt	1,376,500	501,500	719,500
Settlement of tax withholding obligations	(1,586)	(2,729)	(945)
Tax benefit of dividend on unvested restricted stock	—	—	597
Special cash dividend paid	—	—	(150,180)
Purchases of the Company’s Class A Common Stock, including transaction costs	—	(398,376)	23
Proceeds from exercise of stock options and employee stock purchases	2,581	4,135	223
Premiums paid to redeem outstanding obligations	(72,810)	—	(88)
Payments for debt related costs	(12,052)	(10,585)	(4,621)
Preferred stock dividends	(8,984)	(8,984)	(8,984)

Net cash used in financing activities	(181,069)	(804,677)	(458,608)

Effect of exchange rate on cash and cash equivalents	704	(906)	1,427

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,916)	124,768	(120,075)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,970	16,054	140,822

End of period	$16,054	$140,822	$20,747

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$60,166	$88,791	$51,259
Income taxes	286	5,045	6,866

Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	14,650	13,249	8,674

EXCHANGE OF ASSETS FOR WLUP-FM
Fair value of assets acquired	$128,741
Basis in assets exchanged	147,169
Gain on exchange of assets	56,225
Cash received	(74,778)

Liabilities recorded	$125

ACQUISITION OF RADIO NETWORK IN SLOVAKIA
Fair value of assets acquired		$17,815
Cash paid		12,563

Liabilities recorded		$5,252

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired		$4,814
Cash paid		3,271

Liabilities recorded		$1,543

ACQUISITION OF SECOND RADIO NETWORK IN BULGARIA
Fair value of assets acquired			$2,453
Cash paid			1,098

Liabilities recorded			$1,355

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
     b. Organization
     Emmis Communications Corporation is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1k for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. We own and operate seven FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. We also own and operate two television stations. Our CBS affiliate, KGMB-TV, serves the Honolulu market and our Fox affiliate, WVUE-TV, serves the New Orleans market. We have entered into an agreement to sell our television station in Honolulu (see Note 8). In addition to our domestic radio and TV broadcasting properties, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles Magazine, Atlanta Magazine, Indianapolis Monthly, Cincinnati Magazine, Tu Ciudad Magazine and Country Sampler and related magazines. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, a national radio network in Slovakia, have a 59.5% interest in a national radio station in Hungary and have an approximate 60% interest in two national radio networks in Bulgaria. We also engage in various businesses ancillary to our business, such as broadcast consulting and broadcast tower leasing.
     Substantially all of ECC’s business is conducted through its subsidiaries. The credit facility contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.
     c. Revenue Recognition
     Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues.
     d. Allowance for Doubtful Accounts
     An allowance for doubtful accounts is recorded based on management’s judgement of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss activity and existing economic conditions. The activity in the allowance for doubtful accounts during the years ended February 2005, 2006 and 2007 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2005	$1,701	1,895	(2,103)	$1,493
Year ended February 28, 2006	$1,493	3,194	(2,639)	$2,048
Year ended February 28, 2007	$2,048	1,983	(2,074)	$1,957

     e. Television Programming
     Emmis has agreements with distributors for the rights to television programming over contract periods which generally run from one to five years. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of program contracts which become payable within one year is reflected as a current liability – discontinued operations in the accompanying consolidated balance sheets.
     The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management’s expectation of future advertising revenues, net of sales commissions, to be generated by the program material. Amortization of program contract costs is computed under either the straight-line method over the contract period or based on usage, whichever yields the greater amortization for each program on a monthly basis. Program contract costs that management expects to be amortized in the succeeding year are classified as current assets – discontinued operations. Program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value. Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the programming received in the exchange. Although the asset and liability for programming not currently available for air are not reflected in the accompanying consolidated balance sheets, this programming is evaluated at least annually for impairment.
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
     As discussed in Note 8, the Company entered into various LMAs related to dispositions and acquisitions during the three years ended February 28, 2007. The Company entered into a LMA on December 1, 2004 in connection with an exchange of radio stations that closed effective January 1, 2005. For the year ended February 28, 2005, Emmis recorded $0.8 million of LMA revenue, which is reflected in discontinued operations, and recorded $0.2 million of LMA expense, which is reflected in corporate expenses. For the year ended February 28, 2005, amounts reflected in the Company’s income from operations for the radio station Emmis operated under the LMA (excluding LMA fees) were net revenues of $0.6 million and station operating expenses of $0.4 million. The Company entered into a LMA on September 23, 2005 in connection with the sale of one of its St. Louis, MO radio stations, which was consummated May 5, 2006. The Company received no compensation under the terms of the agreement. The Company entered into a LMA on November 30, 2005 in connection with the sale of its television station in Gulf Shores, AL. The Company received $9 million of the $12 million purchase price on November 30, 2005 and received the remaining $3 million on July 7, 2006. The Company received $0.2 million per year payable in monthly installments related to this LMA. The Company entered into a LMA on December 5, 2005 in connection with the sale of its television station in Omaha, NE. Under the terms of the LMA, the Company received no compensation under the terms of the agreement. As of February 28, 2007, only the LMA for our television station in Omaha, NE remained in effect. This LMA was terminated when Emmis closed on the sale of the Omaha, NE station on March 27, 2007 (see Note 16).
     g. Noncash Compensation
     On March 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase plan purchases based on estimated fair values. Prior to the adoption of SFAS No. 123R, the Company accounted for stock compensation in accordance with the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees.” See Note 5 for more discussion of noncash compensation expense including the required disclosure of the pro forma effects on net income and net income per share had the fair value recognition provisions of SFAS No. 123R been adopted for all periods presented.

     h. Cash and Cash Equivalents
     Emmis considers time deposits, money market fund shares and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
     i. Property and Equipment
     Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, not more than 32 years or the life of the lease, whichever is lower for leasehold improvements, and five to seven years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended February 2005, 2006 and 2007 was $12.3 million, $12.6 million and $9.5 million, respectively.
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
          Indefinite-lived Intangibles
     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually.
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
          Goodwill
     Statement No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducted the two-step impairment test as of December 1, 2004, 2005 and 2006. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. The market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
     This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded in the statements of operations.
          Definite-lived Intangibles
     The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS No. 142. These assets consist primarily of foreign broadcasting licenses, favorable office leases, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The cost of the broadcast license for Slager Radio is being amortized over the five-year term of the license, which expires in November 2009. The cost of the broadcast licenses in Belgium is being amortized over the initial nine-year term of the licenses, which expire in December 2012. The cost of the broadcast license in Slovakia is being amortized over the initial eight-year term of the license, which expires in February 2013. The cost of the broadcast licenses in Bulgaria is being amortized over the initial seven-year term of the licenses, which expire in December 2012.
     k. Discontinued operations and assets held for sale
     The Company records amounts in discontinued operations as required by the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has eliminated or sold are classified in discontinued operations for all periods presented.

Summary of Discontinued Operations Activity:

	Year ended February 28,
	2005	2006	2007
Income (loss) from operations:
KKFR-FM	$2,688	$2,173	$453
Television	38,249	24,869	10,161
WRDA-FM	(1,373)	(777)	—
Phoenix radio stations	7,650	440	—
Votionis (Argentina)	(490)	—	—

Total	46,724	26,705	10,614
Less: Provision for income taxes	14,689	10,453	3,615

Income from operations, net of tax	32,035	16,252	6,999

Gain on sale of discontinued operations:
KKFR-FM	—	—	18,870
Television	—	572,975	160,760
WRDA-FM	—	—	7,052
Phoenix radio stations	57,012	—	—

Total	57,012	572,975	186,682
Less: Provision for income taxes	23,370	205,935	76,633

Gain on sale of discontinued operations, net of tax	33,642	367,040	110,049

Income from discontinued operations, net of tax	$65,677	$383,292	$117,048

KKFR-FM
     On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. The assets and liabilities of KKFR-FM have been classified as held for sale and its results of operations and cash flows for all periods presented have been reflected as discontinued operations in the accompanying consolidated financial statements. KKFR-FM had historically been included in the radio segment. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Year Ended February 28,
	2005	2006	2007
Net revenues	$7,859	$9,945	$3,746
Station operating expenses	4,935	5,845	3,129
Depreciation and amortization	236	236	42
Income before taxes	2,688	2,173	453
Provision for income taxes	1,102	891	185
Gain on sale of station, net of tax	—	—	11,322

     Net assets related to KKFR-FM are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2006	February 28, 2007
Current assets:
Accounts receivable, net	$1,746	$—
Prepaid expenses	269	—
Other	67	—

Total current assets	2,082	—

Noncurrent assets:
Property and equipment, net	1,785	—
Intangibles, net	55,671	—

Total noncurrent assets	57,456	—

Total assets	$59,538	$—

Current liabilities	$398	$177
Noncurrent liabilities	45	—

Total liabilities	$443	$177

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of February 28, 2007 the Company has sold fourteen of its sixteen television stations (see Note 8). On February 20, 2007, the Company entered into a definitive agreement to sell its television station in Honolulu, HI (and its satellite stations). The transaction is expected to close in the first half of calendar 2007. The Company expects to enter into an agreement to sell its remaining television station in New Orleans, LA in the next three to twelve months. The Company concluded its television assets were held for sale in accordance with SFAS No. 144 and the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Year ended February 28,
	2005	2006	2007
Net revenues	$264,865	$213,130	$48,339
Station operating expenses	166,346	152,460	30,730
Depreciation and amortization	30,156	12,322	—
Impairment loss	—	—	14,100
Interest expense	26,967	21,954	—
Income before taxes	38,249	24,869	10,161
Provision for income taxes	15,683	9,701	3,430
Gain on sale of stations, net of tax	—	367,040	94,567
     The Company allocated interest expense associated with the portion of debt required to be repaid for the years ending February 28, 2005 and 2006 to the television operations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. For the year ending February 28, 2007, debt would not be required to be repaid as a result of the disposition of the Company’s television assets, as a result no interest expense was allocated to the television division.
     Net assets related to our television division are classified as discontinued operations in the accompanying balance sheets as follows:

	February 28, 2006	February 28, 2007
Current assets:
Accounts receivable, net	$10,130	$6,322
Current portion of TV program rights	7,988	1,860
Prepaid expenses	275	406
Other	1,690	5,842

Total current assets	20,083	14,430

Noncurrent assets:
Property and equipment, net	27,477	27,358
Intangibles, net	124,369	46,934
Other noncurrent assets	8,622	1,707

Total noncurrent assets	160,468	75,999

Total assets	$180,551	$90,429

Current liabilities:
Accounts payable and accrued expenses	$3,360	$2,660
Current portion of TV program rights	12,731	2,642
Accrued salaries and commissions	1,076	1,173
Deferred revenue	7,454	84
Other	1,412	190

Total current liabilities	26,033	6,749

Noncurrent liabilities:
TV program rights payable, net of current portion	9,845	1,489
Other noncurrent liabilities	18,496	17,102

Total noncurrent liabilities	28,341	18,591

Total liabilities	$54,374	$25,340

     Our television station in New Orleans, LA, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE-TV. Emmis spent approximately $8.5 million on capital expenditures related to flooding restoration projects during the year ended February 28, 2007 and expects to spend an additional $0.6 million to complete the restoration by the end of its quarter ended May 31, 2007. During the year ended February 28, 2007, the Company received $10.3 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $4.2 million gain, net of tax, on disposal of these assets which is reflected in income from discontinued operations in the accompanying consolidated statements of operations. WVUE-TV did not broadcast its signal for an extended period of time as a result of Katrina, and the general disruption of the local economy has negatively affected ongoing advertising revenue. The Company had maintained business interruption insurance that is expected to provide for reimbursement of most of the lost net income attributable to Katrina. During the year ended February 28, 2007, the Company recognized a gain of $5.4 million relative to the Katrina business interruption claim. Business interruption proceeds are classified as income from discontinued operations, net of tax in the accompanying consolidated statements of operations and as a reduction of station operating expenses in the summary of television operations above.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired in accordance with the provisions of SFAS No. 144. Included in discontinued operations in the accompanying statements of operations is a $14.1 million impairment charge. This charge is reflected in television income from operations in the discontinued operations summary above.
WRDA-FM
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest of the station. The assets and liabilities of WRDA-FM as of February 28, 2006 have been classified as held for sale as of February 28, 2006 and its results of operations for the years ending February 28, 2005, 2006 and 2007 have been reflected as discontinued operations in the accompanying consolidated financial statements. WRDA-FM had historically been included in the radio segment.
     The following table summarizes certain operating results for WRDA-FM for all periods presented:

	Year ended February 28,
	2005	2006	2007
Net revenues	$1,775	$851	$—
Station operating expenses, excluding noncash compensation	2,900	1,497	—
Noncash compensation	73	19	—
Depreciation and amortization	175	51	—
Loss before taxes	(1,373)	(777)	—
Benefit for income taxes	(563)	(319)	—
Gain on sale of station, net of tax	—	—	4,160
     Net assets related to WRDA-FM are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2006	February 28, 2007
Current assets:
Other	$68	$—

Total current assets	68	—

Noncurrent assets:
Intangibles, net	12,992	—

Total noncurrent assets	12,992	—

Total assets	$13,060	$—

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

	Year ended February 28,
	2005	2006	2007
Net revenues	$24,443	$—	$—
Station operating expenses, excluding noncash compensation	15,726	(440)	—
Noncash compensation	468	—	—
Depreciation and amortization	592	—	—
Pre-tax income	7,650	440	—
Provision for income taxes	3,142	180	—
Gain on exchange of stations, net of tax	33,642	—	—
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

	Year Ended February 28,
	2005	2006	2007
Net revenues	$1,693	$—	$—
Station operating expenses, excluding noncash compensation	2,019	—	—
Depreciation and amortization	164	—	—
Pre-tax loss	(490)	—	—
Benefit for income taxes	(4,675)	—	—
     l. Advertising and Subscription Acquisition Costs
     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 28, 2006 and 2007, we had approximately $1.7 million and $1.8 million in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2005, 2006 and 2007 was $12.0 million, $13.5 million and $12.9 million, respectively.
     m. Investments
     Emmis has a 50% ownership interest (approximately $5,114 and $1,650 as of February 28, 2006 and 2007) in a partnership in which the sole asset is land on which a transmission tower is located. The other owner has voting control of the partnership. In the year ended February 28, 2007, Emmis recorded a $3.2 million write-down to the carrying value of its 50% ownership interest in the partnership as it determined the investment’s fair value had declined. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest (approximately $1,298 and $1,325 as of February 28, 2006 and 2007, respectively) in a company that operates a tower site in Austin, Texas. These investments are accounted for using the equity method of accounting. Emmis has numerous other investments that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $0.5 million as of February 28, 2006 or 2007. Collectively, these investments totaled $0.6 million and $0.7 million, respectively, as of February 28, 2006 and 2007. In addition to the investments described above, Emmis’ ownership interests in various partnerships related to our television division as of February 28, 2006 and 2007 totaled $0.7 million and $0.2 million, respectively. These television division investments are classified as noncurrent assets — discontinued operations in the accompanying consolidated balance sheets.
     Emmis has numerous investments accounted for using the cost method of accounting, and all are evaluated at least annually for impairment. No cost method investment balance exceeded $0.5 million as of February 28, 2006 or 2007. Collectively, these investments totaled $0.8 million and $0.7 million, respectively, as of February 28, 2006 and 2007.
     n. Acquisition-Related Deferred Costs
     Emmis defers third-party costs associated with acquisition-related activities when the Company believes it is probable the services will result in Emmis acquiring the target. No acquisition-related costs were deferred as of February 28, 2006, but as of February 28, 2007 Emmis had deferred $0.3 million of such costs.
     o. Deferred Revenue and Barter Transactions
     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2005, 2006 and 2007 were $10.4 million, $10.2 million and $10.1 million, respectively, and barter expenses were $10.5 million, $9.5 million, and $9.2 million, respectively.
     p. Foreign Currency Translation
     The functional currency of our radio station in Hungary is the Hungarian forint. Slager Radio’s balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). Slager Radio’s results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio’s financial statements was $836, ($1,125) and $298 for the years ended February 2005, 2006, and 2007, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our Belgium radio stations is the Euro. These stations’ balance sheets have been translated from the Euro to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of our Belgium radio stations’ financial statements was $510, ($672) and $330 for the years ended February 2005, 2006 and 2007. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our national radio network in Slovakia is the koruna. The radio network’s balance sheets have been translated from the koruna to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of the Slovakian national radio network’s financial statements was ($434) and $1,505 for the years ended February 2006 and 2007, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our national radio networks in Bulgaria is the leva. The radio networks’ balance sheets have been translated from the leva to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of the Bulgarian national radio networks’ financial statements was $52 and $137 for the years ended February 2006 and 2007, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     q. Earnings Per Share
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (56,128,590, 42,876,229 and 37,265,456 shares for the years ended February 2005, 2006 and 2007, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2005, 2006 and 2007 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock is not included in the calculation of diluted net income per common share for each of the three years ended February 28, 2007 as the effect of these conversions would be antidilutive to the net loss available to common shareholders from continuing operations. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. Excluded from the calculation of diluted net income per share are 3.7 million, 4.8 million and 7.0 million weighted average shares that would result from the conversion of preferred shares for the years ended February 2005, 2006 and 2007, respectively because the effect of their conversion would be antidilutive. In the years ended February 2005, 2006 and 2007, approximately 0.2 million, 0.4 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per share as the effect of their conversion would be antidilutive.
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
     s. Long-Lived Tangible Assets
     The Company periodically considers whether indicators of impairment of long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals and other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the present value of anticipated future cash flows attributable to the asset. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset. The Company records amounts in discontinued operations (see Note 1k for further discussion) as required by SFAS No. 144.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired in accordance with the provisions of SFAS No. 144. The Company recorded a $14.1 million impairment charge, which is reflected in discontinued operations in the accompanying statements of operations.
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
     u. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these financial instruments. The Company had no interest-rate swap agreements outstanding as of February 28, 2006 and 2007. The carrying amounts of long-term debt approximate fair value due to the variable interest rate on such debt.

     v. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities [SFAS No. 159], which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than March 1, 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements [SFAS No. 157], which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of March 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the Financial Accounting Standards Board issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This FSP is effective for the Company as of March 1, 2007 and requires retrospective restatement of prior period results. Early adoption of this pronouncement is precluded for the Company. The Company had been accruing for planned major maintenance activities associated with a leased airplane under the accrue-in-advance method. The Company had accrued for approximately $1.4 million of airplane maintenance costs that will be retroactively restated upon adoption of this FSP. Upon adoption on March 1, 2007, the Company will account for planned major maintenance activities using the deferral method as provided for in the FSP.
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes [FIN No. 48], that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN No. 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revises the disclosure requirements and is effective for the Company as of March 1, 2007. The cumulative impact of this guidance is expected to result in a decrease to other noncurrent liabilities of approximately $20 million to $25 million with a corresponding offset to accumulated deficit upon adoption on March 1, 2007.
     w. Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 28, 2007 presentation. The reclassifications have no impact on net income (loss) previously reported.
2. COMMON STOCK
     Emmis has authorized 170,000,000 shares of Class A common stock, par value $.01 per share, 30,000,000 shares of Class B common stock, par value $.01 per share, and 30,000,000 shares of Class C common stock, par value $.01 per share. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2006 and 2007, no shares of Class C common stock were issued or outstanding. The financial statements presented reflect the issued and outstanding Class A and Class B common stock.
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
     Emmis has 2.875 million shares of 6.25% Series A cumulative convertible preferred stock outstanding, which have a liquidation preference of $50 per share and a par value of $.01 per share. Each share of preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. At February 28, 2005, the conversion price was $39.06, which resulted in a conversion ratio of 1.28 shares of common stock per share of preferred stock. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share. Emmis has paid all quarterly dividends through April 15, 2007. Emmis may redeem the preferred stock for cash at 100% of the liquidation preference per share, plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date.
     In connection with the Company’s “Dutch Auction” tender offer, on May 16, 2005, Emmis filed Articles of Correction with the Indiana Secretary of State to correct the anti-dilution adjustment provisions of its outstanding convertible preferred stock. The same day, Emmis also filed a related lawsuit in Indiana state court. On June 1, 2005, Emmis entered into settlement agreements with certain holders of its outstanding convertible preferred stock. The settlement resulted in the amendment of Emmis’ Second Amended and Restated Articles of Incorporation to change the terms of the Company’s outstanding convertible preferred stock so that (a) a special anti-dilution formula applied to the Company’s tender offer (completed on June 13, 2005) that reduced the conversion price of the convertible preferred stock proportionately based on the aggregate consideration paid in the tender offer; (b) a new customary anti-dilution adjustment provision would apply to all other tender and exchange offers triggering an adjustment based on the aggregate consideration paid in such tender or exchange offer, the Company’s overall market capitalization and the market value of the Company’s Class A common stock determined over a 10-day trading period ending on the date immediately preceding the first public announcement of Emmis’ intention to effect a tender or exchange offer and (c) the holders of Emmis’ convertible preferred stock were granted the right to require Emmis to redeem their shares on the first anniversary of a going private transaction in which Jeffrey H. Smulyan and his affiliates participate that is not otherwise a change of control under the terms of the convertible preferred stock. All other anti-dilution provisions remained unchanged. As a result of the application of the special anti-dilution adjustment in the June 2005 tender offer, the conversion price was adjusted from $39.06 to $30.10. Consequently, as of February 28, 2006 each share of preferred stock was convertible into 1.66 shares of common stock. As a result of the redemption right given to holders of preferred stock, the Company reclassified the preferred stock from equity to mezzanine.
     In connection with the payment of a special $4 per common share dividend to shareholders of record on November 22, 2006, the conversion price of the Company’s preferred stock was adjusted from $30.10 per share to $20.495 per share. Consequently, as of February 28, 2007, each share of preferred stock is convertible into 2.44 shares of common stock. See Note 4 for more discussion of the $4 per common share dividend.
4. SHAREHOLDERS’ EQUITY
     On November 2, 2006, the Company’s Board of Directors declared a special one-time dividend of $4.00 per common share to shareholders of record as of November 12, 2006. The dividend was paid November 22, 2006, which reduced shareholders’ equity by $150.2 million. The dividend was also paid to holders of unvested restricted stock, resulting in excess tax benefits of $0.6 million, which is reflected in additional paid in capital in the accompanying consolidated balance sheet as of February 28, 2007.
     All of the Company’s outstanding stock option awards contained anti-dilution provisions that required an equitable adjustment to reflect the change in the share price on the November 24, 2006 ex-dividend date. The equitable adjustment approved by the Compensation Committee of the Company’s Board of Directors was consistent with the requirements of the Internal Revenue Code and resulted in no incremental noncash compensation expense under SFAS No. 123R.
     The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to	After	As of
	Adjustment	Adjustment	February 28, 2007
Options outstanding	5,192,799	7,597,933	7,403,726
Options exercisable	4,717,228	6,902,008	6,681,681
Weighted average exercise price:
Options outstanding	$24.60	$16.82	$16.80
Options exercisable	$25.44	$17.39	$17.43
5. SHARE BASED PAYMENTS
     The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. All options granted since March 1, 2000 vest over three years (one-third each year for three years). The Company issues new shares upon the exercise of stock options.
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
     The amounts recorded as share based payments prior to adopting SFAS No. 123R primarily related to the expense associated with restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans and common stock issued to employees in exchange for cash compensation pursuant to our stock compensation program. Under the modified-prospective-transition method, compensation cost recognized beginning in our fiscal year ending February 28, 2007 includes the above items and (a) compensation cost for all share-based payments (e.g., stock options) granted on or after March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and (b) compensation cost associated with our employee stock purchase plan, which qualified as a noncompensatory plan under APB 25. Results for prior periods have not been restated. In the fourth quarter of fiscal 2006, the Company accelerated the vesting of substantially all outstanding option awards that would have otherwise vested in fiscal 2007 and beyond. Consequently, the Company has an immaterial amount of share-based payment expense associated with stock options granted prior to March 1, 2006 that vest on or after March 1, 2006.
     As a result of adopting SFAS No. 123R, the Company’s income before income taxes, minority interest and discontinued operations for the year ended February 28, 2007 was $1.6 million lower than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the year ended February 28, 2007 was $1.0 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations available to common shareholders for the year ended February 28, 2007 was $0.02 lower than if the Company had continued to account for share based compensation under APB 25. The impact of adopting SFAS No. 123R in the current year was minimized by the Company accelerating the vesting of substantially all unvested options in the fourth quarter of fiscal 2006. The Company accelerated the vesting of the unvested stock options to avoid recognizing the expense in future financial statements after the adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company recorded ($2.3 million) and $0.6 million of excess tax benefits related to the exercise of stock options as operating cash flows in the accompanying consolidated statements of cash flows for the years ended February 28,

2005 and 2006, respectively. These excess tax benefits were not reclassified to financing cash flows as the Company adopted SFAS No. 123R using the modified prospective transition method. The Company did not record any excess tax benefits in the year ended February 28, 2007 related to the exercise of stock options.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plans in all periods presented.

	Year Ended February 28,
	2005	2006
Net Income (Loss) Available to Common Shareholders:
As Reported	$(313,352)	$348,787
Plus: Reported stock-based employee compensation costs, net of tax	6,548	5,232
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	17,343	20,488

Pro Forma	$(324,147)	$333,531

Basic EPS:
As Reported	$(5.58)	$8.13
Pro Forma	$(5.78)	$7.78

Diluted EPS:
As Reported	$(5.58)	$8.13
Pro Forma	$(5.78)	$7.78
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of SFAS No. 123R, the Company recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning March 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term is based on the midpoint between the vesting date and the end of the contractual term. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 28, 2005, 2006 and 2007:

	Year Ended February 28,
	2005	2006	2007
Risk-Free Interest Rate:	3.5% - 4.5%	4.0% - 4.1%	4.7% - 4.8%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.8	6.0	6.0
Expected Volatility:	55.7% - 56.4%	60.8%	48.2% - 58.3%
     The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the year ended February 28, 2007 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	5,615,888	$25.07
Granted	487,434	16.25
Exercised (1)	2,728	16.41
Forfeited	11,863	16.34
Expired	895,932	23.16

Outstanding, November 23	5,192,799	24.60
Dividend Adjustment (2)	2,405,134	(7.78)
Granted	36,585	8.71
Exercised (1)	—	—
Forfeited	8,601	11.17
Expired	222,191	16.07

Outstanding, end of year	7,403,726	16.80	5.3	$—
Exercisable, end of year	6,681,681	17.43	4.8	$—
Weighted average fair value per option granted (2)	$6.44

(1)	Cash received from option exercises for the years ended February 28, 2005, 2006 and 2007 was $2.3 million, $4.0 million and $0 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the years ended February 28, 2005, 2006 and 2007 of ($2.3 million), $0.6 million and $0 million, respectively.

(2)	Reflects equitable adjustment for special one-time $4 per share dividend (see Note 4).
     The weighted average grant date fair value of options granted during the years ended February 28, 2005, 2006 and 2007 was $10.30, $7.66 and $6.44, respectively, after giving effect to the dividend equitable adjustment (see Note 4). The total intrinsic value of options exercised during the years ended February 28, 2005, 2006 and 2007 was $0.6 million, $0.8 million and $0.2 million, respectively.
     A summary of the Company’s nonvested options at February 28, 2006, and changes during the year ended February 28, 2007, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	598,274	$16.49
Granted	487,434	9.58
Vested	598,274	16.49
Forfeited	11,863	9.65

Nonvested, November 23	475,571	9.58
Dividend adjustment	220,354	(3.03)
Granted	36,585	4.57
Vested	—	—
Forfeited	10,465	6.59

Nonvested, end of year	722,045	6.44
     There were 5.3 million shares available for future grants under the various option plans at February 28, 2007. The vesting date of outstanding options range from March 2007 to February 2010, and expiration dates range from March 2007 to February 2017 at exercise prices and average contractual lives as follows:

	Outstanding	Weighted Average		Exercisable
	as of	Remaining	Weighted Average	as of	Weighted Average
Range of Exercise Prices	2/28/07	Contractual Life	Exercise Price	2/28/07	Exercise Price
$ .01 - $ 5.00	—	—	$—	—	$—
5.01 - 10.00	51,219	9.8	8.59	—	—
10.01 - 15.00	2,428,808	7.1	11.90	1,757,982	12.17
15.01 - 20.00	4,443,263	4.4	18.78	4,443,263	18.78
20.01 - 25.00	472,909	2.8	24.18	472,909	24.18
25.01 - 30.00	7,527	3.3	26.06	7,527	26.06
30.01 - 35.00	—	—	—	—	—
35.01 - 40.00	—	—	—	—	—

	7,403,726	5.3	16.80	6,681,681	17.43

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
     The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2007 and restricted stock activity during the year ended February 28, 2007 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	262,154	$18.80
Granted	517,107	13.56
Vested (restriction lapsed)	338,322	12.93
Forfeited	27,684	17.58

Grants outstanding, end of year	413,255	17.12
     The total fair value of shares vested during the years ended February 28, 2005, 2006 and 2007 was $13.2 million, $11.8 million and $4.2 million, respectively.
Recognized Non-Cash Compensation Expense
     The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 28, 2005, 2006 and 2007:

	Year Ended February 28,
	2005	2006	2007
Station operating expenses	$6,554	$4,682	$3,283
Corporate expenses	4,544	4,185	4,465

Stock-based compensation expense included in operating expenses	11,098	8,867	7,748
Tax benefit	(4,550)	(3,635)	(3,177)

Recognized stock-based compensation expense, net of tax	$6,548	$5,232	$4,571

     As of February 28, 2007, there was $5.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.9 years.

6.	CREDIT FACILITY, SENIOR SUBORDINATED NOTES, SENIOR FLOATING RATE NOTES AND SENIOR DISCOUNT NOTES
     The credit facility, senior subordinated notes, senior floating rate notes and senior discount notes were comprised of the following at February 28, 2006 and 2007:

	2006	2007
Credit Facility
Revolver	$—	$43,000
Term Loan B	296,174	455,000
6 7/8% Senior Subordinated Notes Due 2012	375,000	—
Senior Floating Rate Notes Due 2012	120,000	—
12 1/2% Senior Discount Notes Due 2011	1,406	—

	792,580	498,000

Less: Current Maturities	128,156	3,413

	$664,424	$494,587

CREDIT FACILITY
     On November 2, 2006, EOC amended and restated its Revolving Credit and Term Loan Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. At February 28, 2006 and 2007, $2.9 million and $2.5 million, respectively, in letters of credit were outstanding. The credit facility also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to the pricing of the entire credit facility.
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

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2008	—	3,413	3,413
2009	—	4,550	4,550
2010	—	4,550	4,550
2011	—	4,550	4,550
2012	—	4,550	4,550
2013	145,000	4,550	149,550
2014	—	428,837	428,837

Total	$145,000	$455,000	$600,000

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the credit facility. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the credit facility.
     Borrowing under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The credit facility provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the credit facility.
SENIOR SUBORDINATED NOTES
     On May 10, 2004, Emmis issued $375 million of 6 7/8% senior subordinated notes. On August 5, 2004, Emmis exchanged the $375 million aggregate principal amount of its 6 7/8% senior subordinated notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the senior subordinated notes.
     On September 21, 2006, Emmis announced that EOC had commenced an offer to purchase, at par, $339.6 million of the outstanding notes pursuant to an asset sale offer required under the indenture for a portion of the notes and a separate tender offer for the balance of the notes. On October 20, 2006, approximately $374.9 million of the $375.0 million outstanding notes were redeemed at par plus accrued and unpaid interest. The redemption was financed with available cash on hand from the sale of WKCF-TV, coupled with additional borrowings under the Company’s senior credit facility. The remaining $0.1 million of notes outstanding were redeemed on December 29, 2006.
SENIOR FLOATING RATE NOTES
     To partially finance its June 2005 Dutch Tender Offer, Emmis issued $300 million of its senior floating rate notes in a private placement (the “Interim Notes”) on June 13, 2005. On June 21, 2005, Emmis issued $350 million of its senior floating rate notes in exchange for (i) the $300 million aggregate principal amount of Interim Notes issued on June 13, 2005, and (ii) $50 million in cash. The Interim Notes were retired on June 21, 2005. On August 9, 2005, Emmis exchanged the $350.0 million aggregate principal amount of the senior floating rate notes for a new series of notes registered under the Securities Act. The terms of the new series of notes were identical to the terms of the exchanged notes. On January 23, 2006 and March 9, 2006, Emmis redeemed $230.0 million and $120.0 million, respectively, at par. Interest on the notes accrued at a floating rate per annum, reset quarterly, equal to LIBOR plus 5.875% (approximately 10.4% at February 28, 2006).
SENIOR DISCOUNT NOTES
     On March 27, 2001, Emmis received $202.6 million of proceeds from the issuance of senior discount notes due 2011, less approximately $12.0 million of debt issuance costs. On July 1, 2002, Emmis redeemed approximately 22.6% of its senior discount notes with proceeds from an equity offering in April 2002. Substantially all of the remaining notes were redeemed on May 10, 2004 in connection with our debt refinancing activities, which eliminated the restrictive covenants contained in the indenture. On March 9, 2006, the remaining outstanding notes ($1.4 million) were redeemed.
DEFERRED DEBT ISSUANCE COSTS, NET
     In connection with the various fiscal 2007 debt restructuring and financing activity discussed above, the Company expensed substantially all of the deferred debt issuance costs shown on the accompanying consolidated balance sheet as of February 28, 2006. These expenses are reflected as loss on debt extinguishment in the accompanying consolidated statement of operation for the year ended February 28, 2007. The deferred debt issuance costs balance of $3.8 million, net, as of February 28, 2007 primarily relates to costs incurred in connection with our new credit facility in November 2006.

7. OTHER LONG-TERM DEBT
     Other long-term debt was comprised of the following at February 28, 2006 and 2007:

	2006	2007
Hungary:
License Obligation	$3,940	$3,624
Loans Payable	426	135
Other	173	168

Total Other Long-Term Debt	4,539	3,927
Less: Current Maturities	1,019	1,182

Other Long-Term Debt, Net of Current Maturities	$3,520	$2,745

     Our 59.5% owned Hungarian subsidiary, Slager Radio Rt., has certain obligations which are consolidated in our financial statements due to our majority ownership interest. However, Emmis is not a guarantor of or required to fund these obligations. Subsequent to the license restructuring completed in December 2002, Slager Radio must pay, in Hungarian forints, five equal annual installments that commenced in November 2005 and end in November 2009, for a radio broadcast license to the Hungarian government. The obligation is non-interest bearing. The license obligation has been discounted at an imputed interest rate of approximately 7% to reflect the obligation at its fair value. The license obligation of $3.6 million (in U.S. dollars) as of February 28, 2007, is reflected net of an unamortized discount of $0.5 million.
     In addition, Slager Radio is obligated to pay certain loans to its shareholders. At February 28, 2007, loans payable to the minority shareholders were (in U.S. dollars) approximately $0.1 million. The loans are due at maturity in September 2009 and bear interest at LIBOR plus 4% (approximately 9% at February 28, 2007). Interest payments on the loans are made quarterly.
8. ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
Sale of KGMB-TV to HITV Operating Co, Inc.
     On February 20, 2007, Emmis entered into a definitive agreement to sell the assets of KGMB-TV in Honolulu, HI, together with its satellite stations, to HITV Operating Co, Inc., a wholly owned portfolio company of MCG Capital Corporation, for $40.0 million in cash. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approval by the Federal Communications Commission. Emmis expects to close this transaction in the first half of the calendar year.
Sale of KKFR-FM to Bonneville International Corporation
     On July 11, 2006, Emmis closed on its sale of KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $11.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
Sale of WKCF-TV to Hearst-Argyle Television, Inc.
     On August 31, 2006, Emmis closed on its sale of WKCF-TV in Orlando, FL to Hearst-Argyle Television Inc. for $217.5 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $93.4 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
Sale of television stations to SJL Broadcast Group, LLC
     On January 27, 2006, Emmis sold substantially all of the assets of television stations KOIN in Portland, OR, and KHON in Honolulu, HI (plus satellite stations), and also sold the stock of the corporation that owns KSNW in Wichita, KS (plus satellite stations)

and KSNT in Topeka, KS, to SJL Broadcast Group, LLC (“SJL”) for $253.0 million in cash and a $6.0 million note receivable, which is reflected in deposits and other in the accompanying consolidated balance sheets. Emmis recorded a gain on sale of $88.2 million, net of tax, which is reflected in discontinued operations in the accompanying consolidated statements of operations. Emmis used the proceeds to repay outstanding debt obligations. After the closing of the sale of these four stations, Emmis made a special payment to television employees of approximately $16.7 million and to corporate employees (other than executive officers) of approximately $0.9 million. These costs were expensed in the Company’s quarter ended February 28, 2006, commensurate with the closing of these four stations to SJL, as the special payment was conditioned on the closing (or commencement of an LMA) on thirteen of the original sixteen television stations and the closing of the sale of these four stations to SJL satisfied that requirement. The Compensation Committee of the Board of Directors may evaluate a discretionary bonus to executive officers and certain other employees upon the disposition of all sixteen television stations. However, no plan for such bonus currently exists.
Sale of television stations to Journal Communications
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications for $225.0 million in cash. Emmis recorded a gain on sale of $92.6 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. The FCC did not consent to the transfer of the FCC license for KMTV due to Journal’s existing radio station ownership in the Omaha market. Journal was required to divest of some of its radio holdings before the FCC would approve the transfer of KMTV’s FCC license from Emmis to Journal. On December 5, 2005, Emmis entered into a LMA with Journal for KMTV. Pursuant to the LMA, Journal began programming the station on December 5, 2005 and recorded all of the revenues and expenses of the station. Journal made no monthly payments to Emmis under the LMA, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. Journal paid a portion of the purchase price of KMTV on December 5, 2005 and was required to pay an additional $10 million by October 15, 2008 if closing on KMTV had not occurred. This $10 million due from Journal is reflected in deposits and other in the accompanying consolidated balance sheets. Journal eventually divested of a portion of its radio holdings in Omaha and Emmis closed on this sale subsequent to its year-end (see Note 16), collecting the remaining $10 million due from Journal.
Sale of television stations to Gray Television and LIN Television Corporation
     On November 30, 2005, Emmis sold substantially all of the assets of television station WSAZ in Huntington/Charleston, WV to Gray Television for $186.0 million in cash. Also on November 30, 2005, Emmis sold substantially all of the assets of four television stations (plus regional satellite stations) to LIN Television Corporation (“LIN”) (WALA in Mobile, AL/Pensacola, FL, WTHI in Terre Haute, IN, WLUK in Green Bay, WI, and KRQE in Albuquerque, NM) for $248.0 million in cash and entered into a LMA with LIN for WBPG in Mobile, AL/Pensacola, FL. Emmis transferred to LIN all of the assets of WBPG except the FCC license, the WB affiliation agreement and a tower lease. Pursuant to the LMA agreement, LIN began programming WBPG on November 30, 2005 and recorded all of the revenues and expenses of the station as of that date. LIN paid $9.0 million of the agreed-upon $12.0 million value of WBPG on November 30, 2005. The remaining $3.0 million was paid on July 7, 2006 when the Company closed on the sale of WBPG. In connection with the November 30, 2005 sales to Gray Television and LIN, Emmis recorded a gain on sale of $186.2 million, net of tax, in its year ended February 28, 2006, which is included in discontinued operations in the accompanying consolidated statements of operations. In connection with the July 7, 2006 sale of WBPG, Emmis recorded a gain on sale of $1.1 million, net of tax, in its year ended February 28, 2007, which is included in discontinued operations in the accompanying consolidated statements of operations.
Acquisition of Radio Networks in Bulgaria
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of approximately $3.3 million. This acquisition allowed Emmis to expand its international radio portfolio within Emmis’ Euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.5 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation is as follows:

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

     On December 29, 2006, Emmis acquired control of a second radio network in Bulgaria for $1.1 million in cash. This radio network had previously been accounted for as a 40% equity investment. Substantially all of the purchase price was allocated to the international broadcast license, which is being amortized over six years. The company also recorded $0.2 million of goodwill, none of which is deductible for income tax purposes.
WRDA-FM Disposition
     On September 23, 2005, Emmis signed a definitive agreement to sell radio station WRDA-FM in St. Louis, MO to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. This sale closed May 5, 2006. In connection with the sale, Emmis recorded a gain on sale of $4.2 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
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
9. PRO FORMA FINANCIAL INFORMATION
     Unaudited pro forma summary information is presented below for the years ended February 28, 2006 and 2007, assuming the acquisition (and related net borrowings) of (i) a national radio network in Slovakia and (ii) a controlling interest in a national radio network in Bulgaria had occurred on the first day of the pro forma periods presented below.
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

	For the Year Ended February 28,
	2006	2007
	Pro Forma	Actual
Net revenues	$379,819	$359,535

Net loss from continuing operations	$(26,370)	$(3,467)

Net loss available to common shareholders from continuing operations	$(35,354)	$(12,451)

Net loss per share available to common shareholders from continuing operations:

Basic	$(0.82)	$(0.33)

Diluted	$(0.82)	$(0.33)

Weighted average shares outstanding:

Basic	42,876	37,265
Diluted	42,876	37,265
10. INTANGIBLE ASSETS AND GOODWILL
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill and certain intangibles at least annually for impairment. The intangibles will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. FCC licenses are renewed every eight years for a nominal amount, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.

     Effective December 1, 2004, the Company adopted EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of the FCC license. The Company elected to adopt EITF Topic D-108 as of December 1, 2004 and recorded a non-cash charge of $303.0 million, net of tax, in the year ended February 28, 2005 as a cumulative effect of an accounting change. This loss had no impact on the Company’s compliance with its debt covenants or cash flows.
          Indefinite-lived Intangibles
     As of February 28, 2006 and 2007, the carrying amounts of the Company’s FCC licenses were $819.3 million. This amount is entirely attributable to our radio division.
     No impairment was recorded in connection with our fiscal 2007 annual impairment review. In connection with our fiscal 2006 annual impairment review, we recognized an impairment loss of $5.7 million ($1.7 million of which is now reflected in discontinued operations), which related to radio stations in Phoenix, St. Louis and Terre Haute. This impairment loss principally related to lower than expected market growth in Phoenix, St. Louis and Terre Haute in our fiscal 2006, which led us to reduce our growth estimates for these markets in future years. The fiscal 2005 annual impairment review was performed immediately after adopting EITF Topic D-108 (see below) and resulted in no further impairment charge. The annual required impairment tests may result in future periodic write-downs.
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
          Goodwill
     As of February 28, 2006 and 2007, the carrying amount of the Company’s goodwill was $77.4 million and $77.6 million, respectively. As of February 28, 2006 approximately $25.2 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of February 28, 2007 approximately $25.4 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively.
     In connection with our fiscal 2006 annual impairment review, we recognized an impairment loss of $31.7 million, which related to our controlling ownership of a radio station cluster in Austin and one of our publications. We purchased a controlling interest in six radio stations in Austin, Texas in July 2003. Since 2003, public market multiples for radio assets have declined and the Company determined that $25.7 million of the original $35.3 million of goodwill was impaired. We also recorded a $6.0 million goodwill impairment at one of our magazines due to a decline in the profitability of the magazine. We have taken steps to improve the magazine’s profitability, including staff reductions and the discontinuation of unprofitable ancillary products. The annual required impairment tests may result in future periodic write-downs.
     Our impairment tests on December 1, 2004 and 2006 resulted in no impairment charges.
          Definite-lived intangibles
     The following table presents the weighted-average remaining life at February 28, 2007 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2006 and 2007 (dollars in thousands):

		February 28, 2006			February 28, 2007
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	7.4	$34,975	$16,043	$18,932	$38,306	$19,430	$18,876
Favorable Office Leases	6.4	688	286	402	688	394	294
Customer Lists	—	4,765	4,549	216	—	—	—
Non-Compete Agreements	—	5,738	5,717	21	—	—	—
Other	37.5	1,357	754	603	782	392	390

TOTAL		$47,523	$27,349	$20,174	$39,776	$20,216	$19,560

     Total amortization expense from definite-lived intangibles for the years ended February, 2005, 2006 and 2007 was $3.3 million, $4.5 million and $3.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded as of February 28, 2007 (dollars in thousands):

YEAR ENDED FEBRUARY, 2008	$4,075
2009	4,072
2010	3,912
2011	2,388
2012	2,388
11. EMPLOYEE BENEFIT PLANS
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
     2004 Equity Incentive Plan
     At the 2004 annual meeting, the shareholders of Emmis approved the 2004 Equity Compensation Plan. Under this plan, awards equivalent to 4.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under these plans) increase the number of shares of common stock available for grant. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). No more than 1.0 million shares of Class B common stock are available for grant and issuance from the 4.0 million additional shares of stock originally authorized for delivery under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 5.3 million shares of common stock were available for grant at February 28, 2007. Certain stock awards remained outstanding as of February 28, 2007. On March 1, 2007, options vesting annually over three years were granted to employees under the 2004 Equity Compensation Plan to purchase an additional 0.6 million shares of Emmis Communications Corporation common stock at $8.21 per share and an additional 0.3 million shares of restricted stock or restricted stock units vesting over a period of two to three years were issued to employees.
     b. 401(k) Retirement Savings Plan
     Emmis sponsors two Section 401(k) retirement savings plans. One is available to substantially all nonunion employees age 18 years and older who have at least 30 days of service and the other is available to certain union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. During the three-year period ended February 28, 2007, the Company elected to match annual employee 401(k) contributions up to a maximum of $2 thousand per employee, one-half of the contribution made in Emmis stock. Emmis’ discretionary contributions to the plans for continuing operations totaled $1,572, $1,770 and $1,826 for the years ended February 2005, 2006 and 2007, respectively.
     c. Defined Contribution Health and Retirement Plan
     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $566, $677 and $699 for the years ended February 2005, 2006 and 2007, respectively.
     d. Employee Stock Purchase Plan
     Through February 28, 2007, the Company sponsored an employee stock purchase plan that allowed employees to purchase shares of the Company’s Class A common stock at the lesser of 90% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases were subject to a maximum limitation of $22.5 thousand annually per employee. The Company did not record compensation expense pursuant to this plan in the years ended February 2005 and 2006 as it was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. However, Emmis recognized $15 thousand of compensation expense pursuant to this plan for the year ended February 28, 2007 under the provisions of SFAS No. 123R. The employee stock purchase plan was discontinued on March 1, 2007.
12. OTHER COMMITMENTS AND CONTINGENCIES
     a. Commitments of our continuing operations
     The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other operating contracts with aggregate minimum annual commitments at February 28, 2007 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2008	$6,750	$2,121	$20,842	$7,374	$37,087
2009	6,536	1,802	15,930	1,731	25,999
2010	6,215	1,459	7,837	1,621	17,132
2011	5,697	484	4,308	633	11,122
2012	5,561	—	202	163	5,926
Thereafter	25,369	—	206	1,182	26,757

Total	$56,128	$5,866	$49,325	$12,704	$124,023

     Rental expense is incurred principally for office and broadcasting facilities. Rental expense for continuing operations during the years ended February 28, 2005, 2006 and 2007 was approximately $7.2 million, $8.1 million and $7.9 million, respectively. No sublease income was recorded in the three years ended February 28, 2007.
     In addition to the above commitments, the Company may be required to contribute an additional $1.3 million to an equity-method investment based on the investment’s attainment of certain operating milestones.
     b. Commitments of our discontinued operations
     The Company also has various commitments under the following types of material contracts for its discontinued operations: (i) operating leases; (ii) television syndicated programming; (iii) employment agreements and (iv) other operating contracts with aggregate minimum annual commitments as of February 28, 2007 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2008	$54	$4,022	$2,987	$1,516	$8,579
2009	56	3,083	2,336	1,483	6,958
2010	58	2,908	1,238	1,123	5,327
2011	49	2,308	171	621	3,149
2012	30	1,188	—	591	1,809
Thereafter	122	732	—	130	984

Total	$369	$14,241	$6,732	$5,464	$26,806

     Rental expense is incurred principally for broadcasting facilities. Rental expense for discontinued operations during the years ended February 28, 2005, 2006 and 2007 was approximately $2.2 million, $2.5 million and $1.3 million, respectively, and is shown in discontinued operations in the accompanying consolidated statements of operations. No sublease income was recorded in the three years ended February 28, 2007.
     c. Litigation
     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
     During the Company’s fiscal quarter ended November 30, 2004, Emmis entered into a consent decree with the Federal Communications Commission to settle all outstanding indecency-related matters. Terms of the agreement call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups appealed the FCC’s adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. On March 29, 2007, the United States Court of Appeals for the District of Columbia Circuit dismissed the appeal of the petitioners. If the petitioners elect to further pursue the matter, a petition for rehearing is due by May 14, 2007 and a certified petition is due by July 27, 2007. The challenges to the license renewal applications are currently pending before the Commission; Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals. Subsequent to the approval of the consent decree, the Company has received letters of inquiry from the FCC alleging additional violations of indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis is currently investigating this matter, but based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.
13. INCOME TAXES
     The provision (benefit) for income taxes for the years ended February 2005, 2006 and 2007, consisted of the following:

	2005	2006	2007
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	133	1,021

	—	133	1,021

Deferred:
Federal	(185)	(13,868)	469
State	(96)	(2,274)	753
Foreign	—	(337)	(228)

	(281)	(16,479)	994

Provision (benefit) for income taxes	$(281)	$(16,346)	$2,015

Other Tax Related Information:

Tax benefit of minority interest income (expense)	(1,725)	(2,087)	(2,587)
Tax provision of discontinued operations	38,059	216,388	80,248
Tax benefit of accounting change	(185,450)	—	—
United States and foreign income (loss) before income taxes for the years ended February 2005, 2006 and 2007 was as follows:

	2005	2006	2007
United States	$(65,379)	$(39,371)	$(1,690)
Foreign	539	530	4,815

Income (loss) before income taxes	$(64,840)	$(38,841)	$3,125

     The provision (benefit) for income taxes for the years ended February 2005, 2006 and 2007 differs from that computed at the Federal statutory corporate tax rate as follows:

	2005	2006	2007
Computed income taxes at 35%	$(22,694)	$(13,594)	$1,094
State income tax	(96)	(2,274)	753
Foreign Taxes	(189)	(405)	(982)
Nondeductible interest	142	4	—
Nondeducted redemption premium on senior discount notes	20,755	—	—
Other nondeductible expenses and other	1,801	(77)	1,150

Provision (benefit) for income taxes	$(281)	$(16,346)	$2,015

     During its year ended February 28, 2005, Emmis completed an evaluation of its statutory tax rate due to changes in its income dispersion in the various tax jurisdictions in which it operates. As a result of this review, Emmis increased the statutory rate it uses for its income tax provision from 38% to 41%. Emmis’ effective tax rate differed from the combined Federal and state statutory rate of 41% primarily due to nondeductible expenses.

     The components of deferred tax assets and deferred tax liabilities at February 28, 2006 and 2007 are as follows:

	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$19,637	$11,819
Compensation relating to stock options	2,367	3,672
Noncash interest expense	240	—
Deferred revenue	710	230
Television sale deferred credits	10,770	6,835
Tax credits	5,988	3,163
Investments in Subsidiairies	152	1,704
Other	3,118	3,045
Valuation allowance	(8,792)	(7,294)

Total deferred tax assets	34,190	23,174

Deferred tax liabilities:
Intangible assets	(148,960)	(186,068)
Fixed Assets	(6,375)	(5,975)
Other	—	(295)

Total deferred tax liabilities	(155,335)	(192,338)

Net deferred tax liabilities	$(121,145)	$(169,164)

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
     Emmis is subject to regular audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various Federal, state and foreign tax exposures that may arise in connection with such audits. As of February 28, 2007, Emmis had $26.8 million accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Emmis must record additional income tax expense in the period in which the assessments is determined. To the extent the Company had favorable settlements, or determines that reserves are no longer needed, such reserves are reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made.
     The $3.2 million of tax credits at February 28, 2007 relate to alternative minimum tax carryforwards, which can be carried forward indefinitely.
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
14. SEGMENT INFORMATION
     The Company’s operations are aligned into two business segments: Radio and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.
     The Company’s segments operate primarily in the United States, with one radio station located in Hungary and a network of radio stations in Belgium and national radio networks in Slovakia and Bulgaria. We sold our two radio stations in Argentina in May 2004. Results form operations for these two stations have been classified as discontinued operations in the accompanying consolidated statements of operations (see Note 1k and Note 10 for further discussion). The following table summarizes the net revenues and long lived assets of our international properties included in our consolidated financial statements.

	Net Revenues for the Year Ended February 28,			Long-lived Assets as of February 28,
	2005	2006	2007	2005	2006	2007
Hungary	17,363	19,214	18,608	8,539	6,193	5,360

Belgium	103	610	1,317	4,272	3,260	3,604

Slovakia	N/A	7,360	10,582	N/A	12,325	11,491

Bulgaria	N/A	311	1,861	N/A	4,647	6,806
     In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with Statement No. 144. Accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements and excluded from the segment disclosures below (see Note 1k for more discussion).
YEAR ENDED FEBRUARY 28, 2007

	Radio	Publishing	Corporate	Consolidated
Net revenues	$271,929	$87,606	$—	$359,535
Station operating expenses	176,686	79,333	—	256,019
Corporate expenses	—	—	30,432	30,432
Depreciation and amortization	9,988	697	2,653	13,338
Loss on disposal of assets	4	—	—	4

Operating income (loss)	$85,251	$7,576	$(33,085)	$59,742

Assets — continuing operations	$992,521	$79,154	$45,261	$1,117,475
Assets — discontinued operations	—		90,429	90,429

Total assets	$992,521	$79,154	$135,690	$1,207,904

YEAR ENDED FEBRUARY 28, 2006

	Radio	Publishing	Corporate	Consolidated
Net revenues	$290,600	$86,836	$—	$377,436
Station operating expenses	171,957	80,077	—	252,034
Corporate expenses	—	—	36,871	36,871
Depreciation and amortization	10,244	713	6,142	17,099
Impairment loss	29,681	6,000	—	35,681
(Gain) loss on disposal of assets	(5)	1	98	94

Operating income (loss)	$78,723	$45	$(43,111)	$35,657

Assets — continuing operations	$990,348	$80,626	$188,578	$1,259,552
Assets — discontinued operations	72,598	—	180,551	253,149

Total assets	$1,062,946	$80,626	$369,129	$1,512,701

YEAR ENDED FEBRUARY 28, 2005

	Radio	Publishing	Corporate	Consolidated
Net revenues	$266,286	$77,675	$—	$343,961
Station operating expenses	152,417	69,877	—	222,294
Corporate expenses	—	—	35,336	35,336
Depreciation and amortization	8,272	858	6,504	15,634
Loss on disposal of assets	259	89	447	795

Operating income (loss)	$105,338	$6,851	$(42,287)	$69,902

Assets — continuing operations	$996,103	$84,480	$132,500	$1,213,083
Assets — discontinued operations	73,467	—	536,485	609,952

Total assets	$1,069,570	$84,480	$668,985	$1,823,035

15. RELATED PARTY TRANSACTIONS
     Although Emmis generally prohibits loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during the last fiscal year was $948 and the balance at February 28, 2006 and 2007 was $912 and $948, respectively. This loan bears interest at our cost of senior debt, which at February 28, 2006 and 2007 was approximately 6.3% and 7.3% per annum, respectively.
     Prior to 2002, the Company had made certain life insurance premium payments for the benefit of Mr. Smulyan. The Company discontinued making such payments in 2001; however, pursuant to a Split Dollar Life Insurance Agreement and Limited Collateral Assignment dated November 2, 1997, the Company retains the right, upon Mr. Smulyan’s death, resignation or termination of employment, to recover all of the premium payments it has made, which total $1,119.
     During the last three fiscal years, Emmis leased an airplane and was party to a timeshare agreement with Mr. Smulyan with respect to his personal use of the plane. Under the timeshare agreement, whenever Mr. Smulyan uses the plane for non-business purposes, he pays Emmis for the aggregate incremental cost to Emmis of operating the plane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost of operating the plan for the applicable trip). With respect to the personal flights during the three years ended February 28, 2005, 2006 and 2007, Mr. Smulyan paid Emmis approximately $51, $72 and $313, respectively, for expenses under the timeshare arrangement. In addition, under IRS regulations, to the extent Mr. Smulyan allows non-business guests to travel on the plane on a business trip or takes the plane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis.
     A person who shares a household with Michael Levitan, our Executive Vice President of Human Resources, is the President of EchoPoint Media, a media buying agency in Indianapolis. During the three years ended February 28, 2005, 2006 and 2007, Emmis paid Echo Point approximately $192, $108 and $143 in agency commissions, and paid approximately $202, $240 and $250 for advertisements placed for Emmis by EchoPoint, respectively. Emmis’s revenues from advertisements placed by EchoPoint during the years ended February 28, 2005, 2006 and 2007, respectively, were $1,287, $718 and $1,058.
16. SUBSEQUENT EVENTS
     On March 27, 2007, the Company closed on its sale of KMTV-TV to Journal Communications for $10.0 million in cash. KMTV-TV had been operated by Journal Communications since December 2005 pursuant to a LMA.
     Effective March 28, 2007, the Company entered into a three-year interest rate swap agreement that fixed the underlying three-month LIBOR on $165 million of notional principal at 4.8%.
     On May 7, 2007, the Company received a letter of inquiry and request for information from the FCC related to sponsorship identification practices at certain of our ratio stations as part of an industry-wide investigation by the FCC. The Company will cooperate with the FCC in this investigation and will produce documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28	Year
Year ended February 28, 2007
Net revenues	$89,787	$99,909	$91,205	$78,634	$359,535
Operating income	15,989	22,008	17,488	4,257	59,742
Net income (loss) available to common shareholders	6,408	110,036	884	(12,731)	104,597
Basic earnings (loss) per common share:
Continuing operations	$(0.07)	$0.05	$(0.09)	$(0.23)	$(0.33)
Discontinued operations	$0.24	$2.90	$0.11	$(0.11)	$3.14
Net income (loss) available to common shareholders	$0.17	$2.95	$0.02	$(0.34)	$2.81
Diluted earnings (loss) per common share:
Continuing operations, before accounting change	$(0.07)	$0.05	$(0.09)	$(0.23)	$(0.33)
Discontinued operations	$0.24	$2.90	$0.11	$(0.11)	$3.14
Net income (loss) available to common shareholders	$0.17	$2.95	$0.02	$(0.34)	$2.81

Year ended February 28, 2006
Net revenues	$92,381	$104,654	$97,992	$82,409	$377,436
Operating income	19,198	27,570	24,413	(35,524)	35,657
Net income (loss) available to common shareholders	8,132	6,184	197,775	136,696	348,787
Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.03	$(0.01)	$(1.01)	$(0.80)
Discontinued operations	$0.10	$0.12	$5.37	$4.70	$8.93
Net income (loss) available to common shareholders	$0.14	$0.15	$5.36	$3.69	$8.13
Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.03	$(0.01)	$(1.01)	$(0.80)
Discontinued operations	$0.10	$0.12	$5.37	$4.70	$8.93
Net income (loss) available to common shareholders	$0.14	$0.15	$5.36	$3.69	$8.13
     Our results of operations are usually subject to seasonal fluctuations, which result in higher second and third quarter revenues and operating income. The net income available to common shareholders in the quarters ended November 30, 2005 and February 28, 2006 reflect gains on sale of various television assets. The net income available to common shareholders in the quarter ended August 31, 2006 reflect gains on sale of WKCF-TV and KKFR-FM. The net income available to common shareholders in the quarter ended February 28, 2007 includes a $14.1 million impairment charge related to WVUE-TV. See Note 1k for more discussion of the various dispositions and impairment charge.

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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2007, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance — Certain Committees of the Board of Directors,” “Corporate Governance — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2007 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Employment and Change-in-Control Agreements” and “Compensation Tables” in the Emmis 2007 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2007 Proxy Statement.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights or vesting of restricted stock and restricted stock units under all of our existing equity compensation plans as of February 28, 2007. These plans include the 2004 Equity Compensation Plan and the Employee Stock Purchase Plan. Our shareholders have approved all of these plans.

	Number of Securities to be Issued	Weighted-Average Exercise	Number of Securities Remaining
	Upon Exercise of Outstanding	Price of Outstanding Options,	Available for Future Issuance under
	Options, Warrants and Rights	Warrants, Rights and	Equity Compensation Plans (Excluding
	and Vesting of Restricted Stock	Restricted Stock	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	8,125,771	$15.31	5,310,760 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	8,125,771	$15.31	5,310,760 (1)

(1)	On March 1, 2007, options were granted to employees to purchase an additional 0.6 million shares of Emmis Communications Corporation common stock at $8.21 per share and 0.3 million shares of restricted stock or restricted stock units were granted. The amount in Column A excludes obligations under employment contracts to issue bonus shares in the future.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Certain Transactions” in the Emmis 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2007 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
     The financial statements filed as a part of this report are set forth under Item 8.
Financial Statement Schedules
     No financial statement schedules are required to be filed with this report.
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on December 11, 2006.

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Amended and Restated Credit and Term Loan Agreement dated November 2, 2006, incorporated by reference to the Company’s Form 8-K filed on November 7, 2006.

10.2	The Emmis Communications Corporation 1995 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.15 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the “1995 10-K”).++

10.3	Emmis Communications Corporation 1997 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to Emmis’ Annual Report on Form 10-K for the fiscal year ended February 28, 1998.++

10.4	Emmis Communications Corporation 1999 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 26, 1999.++

10.5	Emmis Communications Corporation 2001 Equity Incentive Plan, incorporated by reference from the Company’s proxy statement dated May 25, 2001.++

10.6	Emmis Communications Corporation 2002 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 30, 2002.++

10.7	Emmis Communications Corporation 2004 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 28, 2004.++

10.8	Employment Agreement and Change in Control Severance Agreement, dated as of March 1, 2004, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2004.++

10.9	Employment Agreement dated as of March 1, 2002, by and between Emmis Operating Company and Richard F. Cummings, incorporated by reference from Exhibit 10.21 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed February 11, 2005. ++

10.10	Employment Agreement dated as of September 9, 2002, by and between Emmis Operating Company and Michael Levitan, incorporated by reference from Exhibit 10.22 to the 2003 10-K and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed February 11, 2005. ++

10.11	Employment Agreement dated as of March 1, 2003, by and between Emmis Operating Company and Gary A. Thoe, incorporated by reference from Exhibit 10.23 to the 2003 10-K. ++

10.12	Employment Agreement effective as of March 1, 2003, by and between Emmis Operating Company and Gary L. Kaseff, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2003 and Amendment to Employment Agreement dated February 7, 2005, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed February 11, 2005. ++

10.13	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary L. Kaseff, incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.14	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and David R. Newcomer incorporated by reference from Exhibit 10.18 to the Company’s 10-K for the fiscal year ended February 28, 2006.++

10.15	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.16	Change in Control Severance Agreement, dated as of February 7, 2005, by and between Emmis Communications Corporation and Michael Levitan, incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed February 11, 2005. ++

10.17	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Paul W. Fiddick, incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.18	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary A. Thoe, incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.19	Asset Exchange Agreement, dated as of January 14, 2005, by and between Emmis Radio, LLC and Emmis Radio License, LLC and Bonneville International Corporation and Bonneville Holding Company, incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K for the year ended February 28, 2005.

10.20	Aircraft Time Sharing Agreement dated January 22, 2003, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.21	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.22	Form of Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.23	Form of Restricted Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.24	Director Compensation Policy effective May 13, 2005, incorporated by reference from Exhibit 10.36 to the Company’s Form 10-K for the year ended February 28, 2005.++

10.25	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Gray Television Group, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 25, 2005.

10.26	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Journal Broadcast Corporation and Journal Broadcast Group, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 25, 2005.

10.27	Asset Purchase Agreement, dated as of August 19, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and LIN Television Corporation, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 25, 2005.

10.28	Asset Purchase Agreement, dated as of September 28, 2005, by and between Emmis Television Broadcasting, L.P. and Emmis Television LLC and SJL Acquisition, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on September 30, 2005.

10.29	Stock Purchase Agreement, dated as of September 28, 2005, by and between Emmis Operating Company and SJL Acquisition, LLC, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on September 30, 2005.

10.30	Asset Purchase Agreement, dated as of May 5, 2006, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and Hearst Argyle Television Inc., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2006.

10.31	Asset Purchase Agreement, dated as of May 5, 2006, by and between Emmis Radio, LLC and Emmis Radio License, LLC and Bonneville International Corporation, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2006.

10.32	Asset Purchase Agreement, dated as of February 20, 2007, by and between Emmis Television Broadcasting, L.P. and Emmis Television License, LLC and HITV Operating Co., Inc. and MCG Capital Corporation, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-0K filed on February 26, 2007.

10.33	2006 Stock Compensation Program Restricted Stock Agreement Form (tax vesting option), incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++

10.34	2006 Stock Compensation Program Restricted Stock Agreement Form (non-tax vesting option), incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++

10.35	2006 Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++.

10.36	2006 Outside Director Stock Compensation Program, incorporated by reference to the Company’s Form 8-K filed December 16, 2005.++

10.37	Asset Purchase Agreement, dated as of May 5, 2006, by and between Emmis Television Broadcasting L.P., Emmis Television LLC, Emmis Operating Company and Hearst-Argyle Television Inc., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2006.

10.38	Letter Agreement, dated as of May 5, 2006, by and between Emmis Radio LLC, Emmis Radio License LLC, Bonneville Holding Company and Bonneville International Corporation, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2006.

10.39	Employment Agreement, dated as of March 1, 2003, by and between Emmis Operating Company and Paul W. Fiddick.*++

10.40	Amendment to Employment Agreement, dated as of May 31, 2006, by and between Emmis Operating Company and Paul W. Fiddick, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2006.

10.41	Amendment to Employment Agreement, dated as of May 31, 2006, by and between Emmis Operating Company and Gary A. Thoe, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 1, 2006.

10.42	Change in Control Severance Agreement, dated as of August 24, 2006, by and between Emmis Communications Corporation and Patrick M. Walsh incorporated by reference to the Company’s Form 10-Q for the quarter ended August 31, 2006.++

10.43	Employment Agreement, dated as of September 4, 2006, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference to the Company’s Form 10-Q for the quarter ended August 31, 2006.++

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of Emmis.*

23	Consent of Independent Registered Public Accountants.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.
++	Management contract or compensatory plan or arrangement.

Signatures.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 11, 2007	By:	/s/ Jeffrey H. Smulyan

Jeffrey H. Smulyan
Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

		SIGNATURE	TITLE

Date:	May 11, 2007	/s/ Jeffrey H. Smulyan	President, Chairman of the Board and

		Jeffrey H. Smulyan	Director (Principal Executive Officer)

Date:	May 11, 2007	/s/ Patrick M. Walsh	Executive Vice President, Chief Financial Officer

		Patrick M. Walsh	and Treasurer (Principal Accounting Officer)

Date:	May 11, 2007	Susan B. Bayh*	Director

Susan B. Bayh

Date:	May 11, 2007	Gary L. Kaseff*	Executive Vice President, General

		Gary L. Kaseff	Counsel and Director

Date:	May 11, 2007	Richard A. Leventhal*	Director

Richard A. Leventhal

Date:	May 11, 2007	Peter A. Lund*	Director

Peter A. Lund

Date:	May 11, 2007	Greg A. Nathanson*	Director

Greg A. Nathanson

Date:	May 11, 2007	Lawrence B. Sorrel*	Director

Lawrence B. Sorrel

*By:	/s/ J. Scott Enright

J. Scott Enright
Attorney-in-Fact