Form 10-Q
period 2007-05-31
EMMIS COMMUNICATIONS CORP
filed 2007-07-10
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 1, 2007, was:

32,753,216	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2006	2007
	(As Adjusted,
	See Note 1)
NET REVENUES	$89,787	$87,263
OPERATING EXPENSES:
Station operating expenses	63,636	65,407
Corporate expenses	6,782	6,326
Depreciation and amortization	3,275	3,458

Total operating expenses	73,693	75,191

OPERATING INCOME	16,094	12,072

OTHER EXPENSE:
Interest expense	(12,562)	(9,332)
Loss on debt extinguishment	(2,843)	—
Other income (expense), net	343	(64)

Total other expense	(15,062)	(9,396)

INCOME BEFORE INCOME TAXES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS	1,032	2,676
PROVISION FOR INCOME TAXES	68	1,992
MINORITY INTEREST EXPENSE, NET OF TAX	1,171	1,193

LOSS FROM CONTINUING OPERATIONS	(207)	(509)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	8,923	820

NET INCOME	8,716	311

PREFERRED STOCK DIVIDENDS	2,246	2,246

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$6,470	$(1,935)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2006	2007
Basic net income (loss) available to common shareholders:
Continuing operations	$(0.07)	$(0.07)
Discontinued operations, net of tax	0.24	0.02

Net income (loss) available to common shareholders	$0.17	$(0.05)

Basic weighted average common shares outstanding	37,129	37,526

Diluted net income (loss) available to common shareholders:
Continuing operations	$(0.07)	$(0.07)
Discontinued operations, net of tax	0.24	0.02

Net income (loss) available to common shareholders	$0.17	$(0.05)

Diluted weighted average common shares outstanding	37,129	37,526
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	May 31,
	2007	2007
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,747	$13,873
Accounts receivable, net	62,403	67,841
Prepaid expenses	15,292	17,560
Other	6,137	5,226
Current assets — discontinued operations	14,430	8,068

Total current assets	119,009	112,568

PROPERTY AND EQUIPMENT, NET	61,488	60,147
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	819,338	819,338
Goodwill	77,620	77,620
Other intangibles, net	19,560	18,725

Total intangible assets	916,518	915,683

OTHER ASSETS, NET	34,890	26,855

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	75,999	60,691

Total assets	$1,207,904	$1,175,944

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	May 31,
	2007	2007
	(Note 1)	(Unaudited)
	(As Adjusted,
	See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,350	$16,470
Current maturities of long-term debt	4,595	5,718
Accrued salaries and commissions	9,991	5,841
Accrued interest	265	6,058
Deferred revenue	14,894	14,731
Other	4,519	4,553
Current liabilities — discontinued operations	6,926	4,665

Total current liabilities	58,540	58,036

LONG-TERM DEBT, NET OF CURRENT MATURITIES	494,587	475,450

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,745	2,805

OTHER NONCURRENT LIABILITIES	29,517	4,407

MINORITY INTEREST	50,780	51,639

DEFERRED INCOME TAXES	171,349	171,762

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	18,591	1,772

Total liabilities	826,109	765,871

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 28, 2007 AND MAY 31, 2007	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,488,863 shares at February 28, 2007 and 32,648,646 shares at May 31, 2007	325	326
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,267 shares at February 28, 2007 and 4,956,305 shares at May 31, 2007	49	50
Additional paid-in capital	522,655	525,780
Accumulated deficit	(285,300)	(262,055)
Accumulated other comprehensive income	316	2,222

Total shareholders’ equity	238,045	266,323

Total liabilities and shareholders’ equity	$1,207,904	$1,175,944

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2006	2007
	(As Adjusted,
	See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,716	$311
Adjustments to reconcile net income to net cash provided by operating activities -
Discontinued operations	(8,923)	(820)
Depreciation and amortization	3,670	3,616
Minority interest expense	1,171	1,193
Provision for bad debts	449	490
Provision (benefit) for deferred income taxes	(133)	1,475
Noncash compensation	2,472	2,373
Loss on debt extinguishment	2,843	—
Other	8	—
Changes in assets and liabilities -
Accounts receivable	(3,957)	(5,633)
Prepaid expenses and other current assets	(736)	(1,937)
Other assets	341	444
Accounts payable and accrued liabilities	(18,503)	1,650
Deferred revenue	(289)	(163)
Income taxes	(195)	(1,145)
Other liabilities	(2,619)	(1,097)
Net cash provided by operating activities — discontinued operations	6,084	5,833

Net cash provided by (used in) operating activities	(9,601)	6,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(594)	(974)
Deposits and other	267	(752)
Net cash provided by investing activities — discontinued operations	23,093	8,466

Net cash provided by investing activities	22,766	6,740

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(148,102)	(23,000)
Proceeds from long-term debt	12,000	5,000
Proceeds from exercise of stock options and employee stock purchases	106	61
Preferred stock dividends paid	(2,246)	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(648)	(562)
Other	(65)	—

Net cash used in financing activities	(138,955)	(20,747)

Effect of exchange rate on cash and cash equivalents	326	543

DECREASE IN CASH AND CASH EQUIVALENTS	(125,464)	(6,874)

CASH AND CASH EQUIVALENTS:
Beginning of period	140,822	20,747

End of period	$15,358	$13,873

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$19,493	$3,381
Income taxes	201	1,583

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	4,449	2,624
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2007
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2007. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2007, and the results of its operations and cash flows for the three-month periods ended May 31, 2006, and 2007.
Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than March 1, 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We will adopt SFAS No. 157 no later than March 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP”), which amends certain provisions in the AICPA Industry Audit Guide,

Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The FSP is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.8 million as of March 1, 2006. The restatement had no effect on earnings per share for the three months ended May 31, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, and our results from operations and cash flows for the three months ended May 31, 2006:
Condensed Consolidated Balance Sheets
As of February 28, 2007

	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable and accrued expenses	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)

Condensed Consolidated Statements of Operations For the three months ended May 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	6,887	(105)	6,782
Provision for income taxes	25	43	68
Loss from continuing operations	(269)	62	(207)

Condensed Consolidated Statements of Cash Flows For the three months ended May 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Net Income	8,654	62	8,716
Provision for deferred income taxes	(176)	43	(133)
Change in accounts payable and accrued liabilities	(18,398)	(105)	(18,503)
     Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company did not record any interest or penalties related to uncertain tax positions during the three months ended May 31, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various international jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years ending February 28, 2002 to present.
     The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is approximately $0.7 million, $0.4 million of which is included in deferred income taxes and $0.3 million of which is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of May 31, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $0.7 million would reduce the Company’s provision for income taxes. The Company does not expect any significant change in the amount of unrecognized tax benefits over the next 12 months.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $1.7 million and $0.5 million of these costs as of May 31, 2006 and 2007, respectively.
Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2006 and 2007, consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income (loss) per common share for the three-month periods ended May 31, 2006 and 2007, as the effect of its conversion to 4.9 million shares and 7.0 million shares, respectively, would be antidilutive. Stock options were excluded from diluted net income (loss) per common share for the three-month periods ended May 31, 2006 and 2007, as the effect of their conversion to 0.1 million shares and 0.2 million shares, respectively, would be antidilutive to the net loss available to common shareholders from continuing operations.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2007, presentation. The reclassifications have no impact on net income previously reported.

Discontinued Operations
     Summary of Discontinued Operations Activity:

	Three Months Ended May 31,
	2006	2007
Income from discontinued operations:
KKFR-FM	$921	$—
Television	7,509	1,395

Total	8,430	1,395
Less: Provision for income taxes	3,650	575

Income from operations, net of tax	4,780	820

Gain on sale of discontinued operations:
WRDA-FM	7,022	—
Less: Provision for income taxes	2,879	—

Gain on sale of discontinued operations, net of tax	4,143	—

Income from discontinued operations, net of tax	$8,923	$820

A discussion of each component of discontinued operations follows.
KKFR-FM
     On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. The assets and liabilities of KKFR-FM have been classified as held for sale and its results of operations and cash flows for all periods presented have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. KKFR-FM had historically been included in the radio segment. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Three Months Ended May 31,
	2006	2007
Net revenues	$2,637	$—
Station operating expenses	1,553	—
Depreciation and amortization	42	—
Income before taxes	921	—
Provision for income taxes	377	—
     Net assets related to KKFR-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2007	May 31, 2007
Current liabilities	$177	$—
Noncurrent liabilities	—	—

Total liabilities	$177	$—

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of May 31, 2007, the Company has sold fourteen of its sixteen television stations. On June 4, 2007, the Company closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc. for $40.0 million in cash, leaving WVUE-TV in New Orleans as the Company’s sole television asset (See Note 9 for more discussion of the sale of KGMB-TV). The Company expects to enter into an agreement to sell WVUE-TV in the next three to 12 months. The Company concluded its television assets were held for sale in accordance with SFAS No. 144 and accordingly the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended May 31,
	2006	2007
Net revenues	$15,940	$7,945
Station operating expenses	10,239	6,400
Gain on disposal of assets	(2,038)	—
Income before taxes	7,509	1,395
Provision for income taxes	3,273	575
     Net assets related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2007	May 31, 2007
Current assets:
Accounts receivable, net	$6,322	$6,217
Current portion of TV program rights	1,860	1,066
Prepaid expenses	406	334
Other	5,842	451

Total current assets	14,430	8,068

Noncurrent assets:
Property and equipment, net	27,358	28,742
Intangibles, net	46,934	30,263
Other noncurrent assets	1,707	1,686

Total noncurrent assets	75,999	60,691

Total assets	$90,429	$68,759

Current liabilities:
Accounts payable and accrued expenses	$2,660	$1,775
Current portion of TV program rights	2,642	1,936
Accrued salaries and commissions	1,173	618
Deferred revenue	84	81
Other	190	255

Total current liabilities	6,749	4,665

Noncurrent liabilities:
TV program rights payable, net of current portion	1,489	1,374
Other noncurrent liabilities	17,102	398

Total noncurrent liabilities	18,591	1,772

Total liabilities	$25,340	$6,437

     In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt would be required to be repaid as a result of the disposition of the Company’s television assets.
     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE-TV. Emmis spent approximately $1.1 million on capital expenditures related to flooding restoration projects during the quarter ended May 31, 2007, which essentially completed the restoration projects. The Company has received and recognized in discontinued operations $5.5 million related to business interruption claims it had previously filed. Our business-interruption claim negotiations with our insurance carrier continue, but it is unclear if Emmis will receive any additional proceeds related to our claim.
WRDA-FM:
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20.0 million in cash. Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest the station. Emmis recorded a $4.1 million gain on sale of WRDA-FM, net of tax of $2.9 million. The gain on sale of WRDA-FM is included in discontinued operations, net of tax.

Note 2. Share Based Payments
     The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. All options granted since March 1, 2000, vest over three years (one-third each year for three years). The Company issues new shares upon the exercise of stock options.
     The Company adopted the fair value recognition provisions of SFAS No. 123R on March 1, 2006, using the modified-prospective-transition method. The amounts recorded as share based compensation expense under SFAS No. 123R primarily relate to restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans, and annual stock option and restricted stock grants.
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term is based on the midpoint between the vesting date and the end of the contractual term. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2006 and 2007:

	Three Months Ended May 31,
	2006	2007
Risk-Free Interest Rate:	4.7%	4.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	58.3%	47.5%
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the three months ended May 31, 2007 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,403,726	$16.80
Granted	639,320	8.21
Exercised (1)	—	—
Forfeited	7,946	9.49
Expired	143,735	17.87

Outstanding, end of period	7,891,365	16.09
Exercisable, end of period	6,761,066	17.21	5.6	$—
Weighted average fair value per option granted	$4.23

(1)	The Company did not receive cash from option exercises nor did the Company record an income tax benefit related to option exercises during the three months ended May 31, 2006 and 2007.
The weighted average grant date fair value of options granted during the three months ended May 31, 2006 and 2007, was $6.59 and $4.23, respectively. The total intrinsic value of options exercised during the three months ended May 31, 2006 and 2007, was $0.0 million.

A summary of the Company’s nonvested options at February 28, 2007, and changes during the three months ended May 31, 2007, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	722,045	$6.44
Granted	639,320	4.23
Vested	223,120	6.59
Forfeited	7,946	5.25

Nonvested, end of period	1,130,299	5.17
There were 4.5 million shares available for future grants under the various option plans at May 31, 2007. The vesting date of outstanding options range from September 2007 to March 2010, and expiration dates range from October 2009 to March 2017.
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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2007, and restricted stock activity during the three months ended May 31, 2007 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	413,255	$17.12
Granted	398,694	8.51
Vested (restriction lapsed)	150,137	13.45
Forfeited	17,109	10.72

Grants outstanding, end of period	644,703	12.82
The total fair value of shares vested during the three months ended May 31, 2006 and 2007 was $2.1 million and $2.0 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2006 and 2007:

	Three Months
	Ended May 31,
	2006	2007
Station operating expenses	$1,122	$1,271
Corporate expenses	1,350	1,102

Stock-based compensation expense included in operating expenses	2,472	2,373
Tax benefit	(1,014)	(973)

Recognized stock-based compensation expense, net of tax	$1,458	$1,400

As of May 31, 2007, there was $8.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.
Note 3. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $819.3 million as of February 28, 2007, and May 31, 2007. This amount is entirely attributable to our radio division.
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
     Goodwill
     SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
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
     As of February 28, 2007, and May 31, 2007, the carrying amount of the Company’s goodwill was $77.6 million. As of February 28, 2007, and May 31, 2007, approximately $25.4 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in future periodic write-downs.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases and trademarks, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2007, and May 31, 2007:

		February 28, 2007			May 31, 2007
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.4	$38,306	$19,430	$18,876	$38,461	$20,387	$18,074
Favorable Office Leases	6.4	688	394	294	688	420	268
Other	37.5	782	392	390	782	399	383

TOTAL		$39,776	$20,216	$19,560	$39,931	$21,206	$18,725

     Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2006 and 2007, was $1.0 million in both periods. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2008	$4,070
2009	4,132
2010	3,968
2011	2,396
2012	2,396
Note 4. Derivative Instruments and Hedging Activities
     Under the terms of its senior credit facility, the Company is required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the credit facility) for a period of at least three years. In March 2007, the Company fulfilled this requirement by entering into a three-year interest rate exchange agreement (“Swap”), whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to a syndicate of banks, and the banks pay to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). The counterparties to this agreement are international financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreement. However, the Company considers this risk to be low.
     Under the provisions of Statement of Financial Accounting Standards No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes at fair value all derivatives, whether designated as hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. Any fees associated with these derivatives are amortized over their term. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on termination of these instruments are recognized as interest expense when terminated.
     SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on-going effectiveness assessments, in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.
     The Company estimates the fair value of the Swap identified above to be a receivable of $1.8 million as of May 31, 2007. The fair value of the Swap is estimated by obtaining a quotation from a financial institution that is one of the counterparties to the Company’s Swap agreement. The fair value is an estimate of the net amount that the Company would receive on May 31, 2007, if the agreements were transferred to other parties or cancelled by the Company.
Note 5. Completion of Sale of KMTV-TV
     On March 27, 2007, the Company completed its sale of KMTV-TV in Omaha to Journal Communications and received $10.0 million in cash. KMTV-TV had been operated by Journal Communications under a local programming and marketing agreement since December 5, 2005.
Note 6. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month periods ended May 31, 2006 and 2007:

	Three Months
	Ended May 31,
	2006	2007
Net income	$8,716	$311
Change in fair value of derivative instrument, net of tax	—	1,060
Translation adjustment	472	846

Total comprehensive income	$9,188	$2,217

Note 7. Segment Information
     The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expenses not allocated to reportable segments.
     The Company’s segments operate primarily in the United States, but we also operate a network of radio stations located in Belgium and national radio networks in Hungary, Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of May 31,
	2006	2007	2006	2007
Hungary	$3,833	$4,529	$5,634	$5,232

Belgium	175	253	3,170	3,489

Slovakia	2,045	2,701	11,907	11,197

Bulgaria	367	743	4,539	6,573
     In the quarter ended August 31, 2005, Emmis concluded its television division assets were held for sale in accordance with SFAS No. 144. Emmis sold KKFR-FM in Phoenix in July 2006. Accordingly, the results of operations of the television division and KKFR-FM have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2007, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
May 31, 2006 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$68,794	$20,993	$—	$89,787
Station operating expenses	43,751	19,885	—	63,636
Corporate expenses	—	—	6,782	6,782
Depreciation and amortization	2,434	162	679	3,275

Operating income (loss)	$22,609	$946	$(7,461)	$16,094

Assets — continuing operations	$998,793	$77,459	$55,755	$1,132,007
Assets — discontinued operations	59,723	—	185,977	245,700

Total assets	$1,058,516	$77,459	$241,732	$1,377,707

Three Months Ended		Publishing
May 31, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$65,000	$22,263	$—	$87,263
Station operating expenses	45,720	19,687	—	65,407
Corporate expenses	—	—	6,326	6,326
Depreciation and amortization	2,651	172	635	3,458

Operating income (loss)	$16,629	$2,404	$(6,961)	$12,072

Assets — continuing operations	$984,124	$77,122	$45,939	$1,107,185
Assets — discontinued operations	—	—	68,759	68,759

Total assets	$984,124	$77,122	$114,698	$1,175,944

Note 8. Regulatory, Legal and Other Matters
     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
     On May 31, 2007, the Company received a letter on behalf of SJL Acquisition, LLC, the buyer of KHON-TV, our former station in Honolulu. The letter alleges that Emmis violated the terms of its affiliation agreement with Fox Broadcasting Company during its ownership of KHON-TV causing damages to SJL Acquisition, LLC in excess of $10 million. Emmis disputes the allegations and intends to defend itself vigorously in the matter.
     On May 7, 2007, the Company received a letter of inquiry and request for information from the FCC related to sponsorship identification practices at certain of our radio stations as part of an industry-wide investigation by the FCC. The Company will cooperate with the FCC in this investigation and will produce documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations and cash flows.
     During the Company’s fiscal quarter ended November 30, 2004, Emmis entered into a consent decree with the FCC to settle all outstanding indecency-related matters. Terms of the decree call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups appealed the FCC’s adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. The consent decree became final on June 27, 2007, and Emmis made its voluntary contribution to the U.S. Treasury in July 2007. The challenges to the license renewal applications are currently pending before the Commission; Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals.

     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated the matter, and based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.
Note 9. Subsequent Events
     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc., a wholly-owned portfolio company of MCG Capital Corporation, for $40.0 million in cash. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis plans to record a gain on sale of approximately $10.4 million, net of tax, in its quarter ended August 31, 2007, which will be reflected in discontinued operations.

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
•	general economic and business conditions;

•	fluctuations in the demand for advertising and demand for different types of advertising media;

•	our ability to service our outstanding debt;

•	loss of key personnel;

•	increased competition in our markets and the broadcasting industry;

•	our ability to attract and secure programming, on-air talent, writers and photographers;

•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;

•	increases in the costs of programming, including on-air talent;

•	inability to grow through suitable acquisitions;

•	new or changing regulations of the Federal Communications Commission or other governmental agencies;

•	changes in radio audience measurement methodologies;

•	competition from new or different technologies;

•	war, terrorist acts or political instability; and

•	other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.
Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
     We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. We also own one television station, which is held for sale. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1 to the accompanying condensed consolidated financial statements for more discussion). Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio station ratings are measured principally four times a year by Arbitron Radio Market Reports. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
     The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2006 and 2007. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2006	% of Total	2007	% of Total

	(Dollars in thousands)
Net revenues:
Local	$61,185	68.1%	$59,353	68.0%
National	15,032	16.7%	14,340	16.4%
Publication Sales	4,340	4.8%	3,960	4.5%
Non Traditional	3,558	4.0%	3,269	3.7%
Other	5,672	6.4%	6,341	7.4%

Total net revenues	$89,787		$87,263

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the three-month period ended May 31, 2007, local and regional sales, excluding political revenues, represented approximately 86% and 61% of our advertising revenues for our radio and publishing divisions, respectively. In the three-month period ended May 31, 2006, local and regional sales, excluding political revenues, represented approximately 85% and 65% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top-ten categories for radio represent approximately 61% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 11% of the radio segment’s advertising net revenues in the three-month period ended May 31, 2007.
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

KNOWN TRENDS AND UNCERTAINTIES
     Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of three factors: (1) lack of inventory and pricing discipline by radio operators, (2) the emergence of new media, such as Internet advertising and cable interconnects, which are gaining advertising share against radio and other traditional media, and (3) the perception of investors and advertisers that satellite radio and MP3 players diminish the effectiveness of radio advertising.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People Meter TM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when content is aired and when audience listening or viewing habits can be reported. To date, more than 10 radio broadcasters, including Emmis, have signed long-term contracts to use the PPM service. This service will begin in the New York market in the fall of 2007, with the Los Angeles and Chicago markets following in 2008. It is unclear what impact the introduction of the PPM will have on ratings in the markets in which we operate, however in markets in which PPM is currently in place, urban formats have generally received lower ratings as compared to the traditional ratings system. Since more than 50% of our domestic radio revenues are derived from urban formats, the adoption of PPM could have a material adverse impact on our ratings and revenues.
     Our three station radio cluster in New York trailed the performance of its peers during the three months ended May 31, 2007. For the three months ended May 31, 2007, our New York radio stations’ net revenues were down 14.1%, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that net revenues of the New York market in total were down 1.3%. We believe we trailed the performance of our peers in New York principally due to turnover in key management positions at our New York stations and deterioration in ratings at each of our three radio stations. We believe that we have solidified our management positions in New York, but ratings continue to be weak, which will continue to impair revenues.
     Our two station radio cluster in Los Angeles has also trailed the performance of its peers during the three months ended May 31, 2007. For the three months ended May 31, 2007, our Los Angeles radio stations’ net revenues were down 16.0%, whereas Miller Kaplan reported that net revenues of the Los Angeles market in total were down 3.3%. Ratings for KPWR-FM began to improve during calendar 2006. Revenues have begun to reflect the ratings improvement at KPWR-FM, allowing us to exceed the performance of our peers for the three months ended May 31, 2007. However, KMVN-FM (formerly KZLA-FM) changed its format from Country to Rhythmic/Pop Contemporary in August 2006. Given the drastic nature of format differences, the Company expected station ratings and revenues to be negatively affected immediately after the format switch, but expected ratings and revenues to rebound and eventually surpass those under the Country format. Ratings and revenues results since the format change have not met the Company’s expectations. We have invested additional resources in promoting the station in the three months ended May 31, 2007. We expect to see a recovery in ratings and revenues in the second half of our fiscal year.
     Emmis is in the process of divesting all its television stations. The decision to sell all of our television stations stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on American television challenges, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of May 31, 2007, Emmis has sold fourteen of its sixteen television stations, receiving gross proceeds of approximately $1.14 billion. On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu for $40.0 million in cash. Emmis expects to sell its remaining television station, WVUE-TV in New Orleans, in the next three to 12 months.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
ACCOUNTING PRONOUNCEMENTS
SFAS 159
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than March 1, 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
SFAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We will adopt SFAS No. 157 no later than March 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
FASB Staff Position AUG AIR-1
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP”), which amends certain provisions in the AICPA Industry Audit Guides, Audits of Airlines, and APB Opinion No. 28, Interim Financial Reporting. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities and requires the use of the direct expensing method, built-in overhaul method, or deferral method. The FSP is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the FSP on March 1, 2007 and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date.

Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.8 million as of March 1, 2006. The restatement had no effect on earnings per share for the three months ended May 31, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, and our results from operations and cash flows for the three months ended May 31, 2006:
Condensed Consolidated Balance Sheets
As of February 28, 2007

	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable and accrued expenses	$89,787	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)

Condensed Consolidated Statements of Operations For the three months ended May 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	6,887	(105)	6,782
Provision for income taxes	25	43	68
Loss from continuing operations	(269)	62	(207)

Condensed Consolidated Statements of Cash Flows For the three months ended May 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Net Income	8,654	62	8,716
Provision for deferred income taxes	(176)	43	(133)
Change in accounts payable and accrued liabilities	(18,398)	(105)	(18,503)
FIN 48
     Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company did not record any interest or penalties related to uncertain tax positions during the three months ended May 31, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various international jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of net operating loss carryforwards. Accordingly, the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years ending February 28, 2002, to present.
     The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is approximately $0.7 million, $0.4 million of which is included in deferred income taxes and $0.3 million of which is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of May 31, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $0.7 million would reduce the Company’s provision for income taxes. The Company does not expect any significant change in the amount of unrecognized tax benefits over the next 12 months.
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
   Deferred Taxes and Effective Tax Rates
     We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and FIN 48. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.
   Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million accrued for employee healthcare claims as of February 28, 2007, and May 31, 2007. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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
Results of Operations for the Three-month Periods Ended May 31, 2007, Compared to May 31, 2006
     The results of our television division and our radio station sold in Phoenix have been included in discontinued operations and are not included in reported results below. For further disclosure of segment results, see Note 7 to the accompanying condensed consolidated financial statements.
Net revenues:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues
Radio	$68,794	$65,000	$(3,794)	-5.5%
Publishing	20,993	22,263	1,270	6.0%

Total	89,787	87,263	(2,524)	-2.8%
     Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the three months ended May 31, 2007, net revenues of our domestic radio stations were down 9.0%, whereas Miller Kaplan reported that net revenues of our domestic radio markets were down 2.7%. We underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets, which collectively account for approximately 50% of our domestic radio revenues. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, in August 2006, we changed the format of KMVN-FM (formerly KZLA-FM) from Country to Rhythmic/Pop Contemporary. This format change has continued to negatively impact net revenues. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the three months ended May 31, 2007, our average unit rate for our domestic radio stations was down 15.1% and our number of units sold was up 3.6%.
     The increase in publishing net revenue is due to the performance of Texas Monthly and Los Angeles Magazine. Texas Monthly net revenues were up approximately $0.5 million due to increases in the travel, real estate and apparel categories. Los Angeles magazine net revenues were up approximately $0.8 million due to increases in the automotive, entertainment, retail and travel categories.

     On a consolidated basis, net revenues for the three month ended May 31, 2007, decreased $2.5 million, or 2.8% due to the effect of the items described above.
Station operating expenses:
     The results of our television division and our radio station sold in Phoenix have been included in discontinued operations and are not included in reported results below. For further disclosure of segment results, see Note 7 to the accompanying condensed consolidated financial statements.

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses
Radio	$43,751	$45,720	$1,969	4.5%
Publishing	19,885	19,687	(198)	-1.0%

Total	63,636	65,407	1,771	2.8%
     Radio station operating expenses increased in the three-months period ended May 31, 2007, principally due to increased promotional spending at KMVN-FM, our reformatted Los Angeles station. Additionally, we incurred $0.7 million of incremental expenses related to Emmis Interactive, primarily consisting of headcount increases. The additional operating expenses incurred in the three-month period ended May 31, 2007, are partially offset by lower sales-related costs due to the decline in revenues as discussed above.
     Publishing operating expenses decreased in the three months ended May 31, 2007, due to the prior year including severance expenses related to the elimination of certain specialty magazines of Country Sampler and a $0.2 million inventory charge related to our Emmis Books operation. The benefit of these items is partially offset by higher sales-related costs due to the increase in net revenues discussed above.
     On a consolidated basis, station operating expenses for the three months ended May 31, 2007, increased $1.8 million, or 2.8%, due to the effect of the items described above.
Corporate expenses:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$6,782	$6,326	$(456)	(6.7)%
     Corporate expenses decreased due to continuing efforts to streamline our corporate services subsequent to the divestiture of substantially all of our television division. Also, our CEO voluntarily reduced his annual salary to $1 for fiscal 2008, which has contributed to the decrease in the three months ended May 31, 2007, as compared to the same period of the prior year.

Depreciation and amortization:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,434	$2,651	$217	8.9%
Publishing	162	172	10	6.2%
Corporate	679	635	(44)	(6.5)%

Total depreciation and amortization	$3,275	$3,458	$183	5.6%

     Substantially all of the increase in radio depreciation and amortization expense for the three months ended May 31, 2007, relates to various additions of equipment since our quarter ended May 31, 2006. The decrease in corporate depreciation and amortization relates to certain assets becoming fully depreciated subsequent to our quarter ended May 31, 2006.
Operating income:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$22,609	$16,629	$(5,980)	(26.4)%
Publishing	946	2,404	1,458	154.1%
Corporate	(7,461)	(6,961)	500	6.7%

Total operating income	$16,094	$12,072	$(4,022)	(25.0)%

     In the three months ended May 31, 2007, radio operating income decreased due to declining revenues in our New York and Los Angeles markets, as discussed above. Continued ratings pressure on our stations in New York and Los Angeles will continue to present challenges for the Company.
     In the three months ended May 31, 2007, publishing operating income increased principally due to revenue increases associated with Texas Monthly and Los Angeles Magazine. Operating income for our publishing division for the three months ended May 31, 2007, was also higher due to the prior year including severance expenses related to the elimination of certain specialty magazines of Country Sampler and a $0.2 million inventory charge related to our Emmis Books operation.
     In the three months ended May 31, 2007, corporate operating income increased due to our continuing efforts to streamline our corporate services subsequent to the disposition of predominately all of our television division.

Interest expense:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$12,562	$9,332	$(3,230)	(25.7)%
     The decrease in interest expense is due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of proceeds from the sale of assets, partially offset by higher interest rates on the senior credit facility.
Loss on debt extinguishment:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(2,843)	$—	$2,843	N/A
     During the three months ended May 31, 2006, the Company redeemed, at 106.25% of par, $1.4 million outstanding of its 12.5% senior discount notes, redeemed $120.0 million of its senior floating rate notes and also redeemed a portion of its senior credit facility which resulted in a permanent reduction of capacity under the credit facility. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $2.8 million. No debt was permanently redeemed in the three months ended May 31, 2007.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Income before income taxes, minority interest and discontinued operations	$1,032	$2,676	$1,644	159.3%
     The increase is principally due to higher publishing income, lower interest expense and the prior year’s inclusion of a $2.8 million loss on debt extinguishment, partially offset by lower radio operating income.

Provision for income taxes:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$68	$1,992	$1,924	2829.4%
     The effective tax rate for the three-month periods ended May 31, 2006 and 2007, was 6.6% and 74.4% respectively. The effective tax rate of 6.6% for the three months ended May 31, 2006, differed from our statutory rate of 41% due to the realization of previously reserved foreign tax assets. The effective tax rate of 74.4% for the three months ended May 31, 2007, differed from our statutory rate of 41% due to our low income before income taxes in relation to other non-deductible items recorded during the quarter. We expect our effective tax rate for the year ending February 29, 2008, to be approximately 47%.
Minority interest expense, net of tax:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,171	$1,193	$22	1.9%
     Our minority interest expense principally relates to our radio partnership in Austin, Texas (we own 50.1%) and our radio station in Hungary (we own 59.5%).
Income from discontinued operations, net of tax:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$8,923	$820	$(8,103)	(90.8)%
     Our television division, radio station in Phoenix (KKFR-FM), and one radio station in St. Louis (WRDA-FM) have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these stations and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements. Below is a summary of the components of discontinued operations:

	Three Months Ended May 31,
	2006	2007
Income from discontinued operations:
KKFR-FM	$921	$—
Television	7,509	1,395

Total	8,430	1,395
Less: Provision for income taxes	3,650	575

Income from operations, net of tax	4,780	820

Gain on sale of discontinued operations:
WRDA-FM	7,022	—
Less: Provision for income taxes	2,879	—

Gain on sale of discontinued operations, net of tax	4,143	—

Income from discontinued operations, net of tax	$8,923	$820

     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE-TV. Emmis spent approximately $1.1 million on capital expenditures related to flooding restoration projects during the quarter ended May 31, 2007, which essentially completed the restoration projects. The Company has received and recognized in discontinued operations $5.5 million related to business interruption claims it had previously filed. Our business interruption claim negotiations with our insurance carrier continue, but it is unclear if Emmis will receive any additional proceeds related to our claim.
Net income:

	Three Months Ended May 31,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Net income	$8,716	$311	$(8,405)	(96.4)%
     The decrease in net income in the three-month period ended May 31, 2007, is principally attributable to lower income from discontinued operations.
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

     At May 31, 2007, we had cash and cash equivalents of $13.9 million and net working capital of $54.5 million. At February 28, 2007, we had cash and cash equivalents of $20.7 million and net working capital of $60.5 million. During the three months ended May 31, 2007, working capital decreased $6.0 million as the Company utilized most of its available domestic cash to repay amounts outstanding under its credit facility. The Company repaid $18.0 million of senior credit facility debt during the three months ended May 31, 2007 (net of borrowings during the quarter). At July 2, 2007, we had $134.5 million available under our credit facility, which is net of $2.5 million in outstanding letters of credit.
     As required by the terms of its senior credit facility, in March 2007 the Company entered into a three-year interest rate exchange agreement, whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to a syndicate of banks, and the banks pay to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to this agreement are international financial institutions.
  Operating Activities
     Cash flows provided by operating activities were $6.6 million for the three month period ended May 31, 2007, versus cash used in operating activities of $9.6 million in the same period of the prior year. The three months ended May 31, 2006, included the settlement of bonus and severance amounts associated with television divestitures that occurred in fiscal 2006. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
  Investing Activities
     Cash flows provided by investing activities were $6.7 million for the three months ended May 31, 2007, versus $22.8 million in the same period of the prior year. In the three months ended May 31, 2006, we sold WRDA-FM in St. Louis for $20.0 million in cash. In the three months ended May 31, 2007, we closed on our sale KMTV-TV in Omaha to Journal Communications and received the final $10.0 million in cash. The station had been operated by Journal Communications under a local programming and marketing agreement since December 2005.
     Investing activities include capital expenditures and business acquisitions and dispositions. Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the three months ended May 31, 2006 and 2007, we had capital expenditures of $0.6 million and $1.0 million, respectively. We expect capital expenditures related to continuing operations to be approximately $8.4 million in the current fiscal year, compared to $5.3 million in fiscal 2007. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business, including leasehold improvements associated with our new office space for Emmis Interactive. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
  Financing Activities
     Cash flows used in financing activities were $20.7 million for the three months ended May 31, 2007, versus $139.0 million in the same period of the prior year. Cash flows used in financing activities in the three months ended May 31, 2007, primarily relate to the $18.0 million of net repayments of debt under our senior credit facility. Cash used in financing activities for the three months ended May 31, 2006, included repayments of debt under our senior credit facility, the redemption of $120.0 million of senior floating rate notes and the redemption of $1.4 million of senior discount notes. These transactions were funded by cash on hand from our sales of discontinued operations as well as additional borrowings under our senior credit facility.
     As of May 31, 2007, Emmis had $480 million of borrowings under its senior credit facility ($4.5 million current and $475.5 million long-term), $4.0 million of other indebtedness ($1.2 million current and $2.8 million long-term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2007, our weighted average borrowing rate under our credit facility was approximately 7.1%.
     The debt service requirements of Emmis over the next 12 month period (excluding interest under our credit facility and principal amounts of our senior subordinated notes) are expected to be $13.5 million. This amount is comprised of $4.5 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008.
Intangibles
     Including intangible assets classified as noncurrent assets – discontinued operations in the accompanying condensed consolidated balance sheet, at May 31, 2007, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
Regulatory, Legal and Other Matters
     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
     On May 31, 2007, the Company received a letter on behalf of SJL Acquisition, LLC, the buyer of KHON-TV, our former station in Honolulu. The letter alleges that Emmis violated the terms of its affiliation agreement with Fox Broadcasting Company during its ownership of KHON-TV causing damages to SJL Acquisition LLC in excess of $10 million. Emmis disputes the allegations and intends to defend itself vigorously in the matter.
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
     During the Company’s fiscal quarter ended November 30, 2004, Emmis entered into a consent decree with the FCC to settle all outstanding indecency-related matters. Terms of the decree call for Emmis to make a voluntary contribution of $0.3 million to the U.S. Treasury, with the FCC terminating all then-current indecency-related inquiries and fines against Emmis. Certain individuals and groups appealed the FCC’s adoption of the consent decree and have challenged applications for renewal of the licenses of certain of the Company’s stations based primarily on the matters covered by the decree. On March 29, 2007, the United States Court of Appeals for the District of Columbia Circuit dismissed the appeal of the petitioners. The consent decree became final on June 27, 2007, and Emmis made its voluntary contribution to the U.S. Treasury in July 2007. The challenges to the license renewal applications are currently pending before the Commission; Emmis does not expect the challenges to result in any changes to the consent decree or in the denial of any license renewals.
     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated the matter, and based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter.
Quantitative and Qualitative Disclosures About Market Risk
     On March 28, 2007, Emmis entered into an interest rate swap agreement that fixed the underlying three-month LIBOR at 4.795%. The notional amount of the interest rate swap agreement totaled $165.0 million, and the agreement expires on March 27, 2010. Based on amounts outstanding at May 31, 2007, (including the interest rate swap agreement in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $3.2 million.
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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2007, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EMMIS COMMUNICATIONS CORPORATION

Date: July 10, 2007	By: /s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial
Officer and Treasurer