Form 10-Q
period 2007-08-31
EMMIS COMMUNICATIONS CORP
filed 2007-10-09
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
EMMIS COMMUNICATIONS CORPORATION
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 4, 2007, was:

30,539,745	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
	(As Adjusted		(As Adjusted
	See Note 1)		See Note 1)
NET REVENUES	$99,909	$96,399	$189,696	$183,662
OPERATING EXPENSES:
Station operating expenses	66,383	70,446	130,019	135,853
Corporate expenses	8,187	5,723	14,969	12,049
Depreciation and amortization	3,223	3,641	6,498	7,099
Loss on disposal of assets	3	94	3	94

Total operating expenses	77,796	79,904	151,489	155,095

OPERATING INCOME	22,113	16,495	38,207	28,567

OTHER EXPENSE:
Interest expense	(11,554)	(8,654)	(24,116)	(17,986)
Loss on debt extinguishment	(537)	—	(3,380)	—
Other income, net	442	289	785	225

Total other expense	(11,649)	(8,365)	(26,711)	(17,761)

INCOME BEFORE INCOME TAXES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS	10,464	8,130	11,496	10,806
PROVISION FOR INCOME TAXES	4,576	3,371	4,644	5,363
MINORITY INTEREST EXPENSE, NET OF TAX	1,551	1,328	2,722	2,521

NET INCOME FROM CONTINUING OPERATIONS	4,337	3,431	4,130	2,922

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	108,007	10,625	116,930	11,445

NET INCOME	112,344	14,056	121,060	14,367

PREFERRED STOCK DIVIDENDS	2,246	2,246	4,492	4,492

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$110,098	$11,810	$116,568	$9,875

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
	(As Adjusted
	See Note 1)
Basic net income (loss) per share available to common shareholders:
Continuing operations	$0.06	$0.03	$(0.01)	$(0.04)
Discontinued operations, net of tax	2.90	0.28	3.14	0.30

Net income available to common shareholders	$2.96	$0.31	$3.13	$0.26

Basic weighted average common shares outstanding	37,242	37,546	37,184	37,536

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$0.06	$0.03	$(0.01)	$(0.04)
Discontinued operations, net of tax	2.89	0.28	3.14	0.30

Net income available to common shareholders	$2.95	$0.31	$3.13	$0.26

Diluted weighted average common shares outstanding	37,346	37,821	37,184	37,536
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	August 31,
	2007	2007
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,747	$19,363
Accounts receivable, net	62,403	74,549
Prepaid expenses	15,292	16,803
Other	6,137	4,700
Current assets — discontinued operations	14,430	3,953

Total current assets	119,009	119,368

PROPERTY AND EQUIPMENT, NET	61,488	59,459
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	819,338	819,338
Goodwill	77,620	80,389
Other intangibles, net	19,560	22,167

Total intangible assets	916,518	921,894

OTHER ASSETS, NET	34,890	24,561

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	75,999	40,976

Total assets	$1,207,904	$1,166,258

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	August 31,
	2007	2007
	(Note 1)	(Unaudited)
	(As Adjusted,
	See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,350	$17,464
Current maturities of long-term debt	4,595	5,600
Accrued salaries and commissions	9,991	4,747
Accrued interest	265	6,078
Deferred revenue	14,894	14,934
Other	4,519	4,532
Current liabilities — discontinued operations	6,926	2,024

Total current liabilities	58,540	55,379

LONG-TERM DEBT, NET OF CURRENT MATURITIES	494,587	457,486

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,745	2,825

OTHER NONCURRENT LIABILITIES	29,517	4,461

MINORITY INTEREST	50,780	52,405

DEFERRED INCOME TAXES	171,349	181,214

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	18,591	1,399

Total liabilities	826,109	755,169

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 28, 2007 AND AUGUST 31, 2007	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,488,863 shares at February 28, 2007 and 31,154,460 shares at August 31, 2007	325	312
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,267 shares at February 28, 2007 and 4,956,305 shares at August 31, 2007	49	50
Additional paid-in capital	522,655	516,059
Accumulated deficit	(285,300)	(250,246)
Accumulated other comprehensive income	316	1,164

Total shareholders’ equity	238,045	267,339

Total liabilities and shareholders’ equity	$1,207,904	$1,166,258

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2006	2007
	(As Adjusted,
	See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,060	$14,367
Adjustments to reconcile net income to net cash provided by operating activities -
Discontinued operations	(116,930)	(11,445)
Depreciation and amortization	7,265	7,414
Minority interest expense	2,722	2,521
Provision for bad debts	1,447	1,014
Provision (benefit) for deferred income taxes	(1,392)	3,321
Noncash compensation	4,531	3,857
Loss on debt extinguishment	3,380	—
Other	11	94
Changes in assets and liabilities -
Accounts receivable	(11,356)	(12,217)
Prepaid expenses and other current assets	1,794	(1,096)
Other assets	(1,276)	745
Accounts payable and accrued liabilities	(10,654)	934
Deferred revenue	(477)	(156)
Income taxes	5,462	(219)
Other liabilities	(3,607)	(2,410)
Net cash provided by operating activities — discontinued operations	11,467	7,777

Net cash provided by operating activities	13,447	14,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,157)	(2,925)
Acquisition of Orange Coast Magazine, net of cash acquired	—	(6,439)
Deposits and other	302	(784)
Net cash provided by investing activities — discontinued operations	314,050	45,966

Net cash provided by investing activities	313,195	35,818

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(282,088)	(66,105)
Proceeds from long-term debt	14,500	30,000
Purchase of Class A Common Stock	—	(11,177)
Proceeds from exercise of stock options and employee stock purchases	150	61
Preferred stock dividends paid	(4,492)	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(716)	(605)
Other	(65)	—

Net cash used in financing activities	(272,711)	(52,318)

Effect of exchange rates on cash and cash equivalents	(63)	615

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,868	(1,384)

CASH AND CASH EQUIVALENTS:
Beginning of period	140,822	20,747

End of period	$194,690	$19,363

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$24,757	$12,022
Income taxes	574	2,334

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	5,643	5,125

ACQUISITION OF ORANGE COAST MAGAZINE
Fair value of assets acquired		$7,762
Purchase price withheld (see Note 5)		335
Cash paid		6,439

Liabilities recorded		$988

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2007
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2007. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2007, the results of its operations for the three-month and six-month periods ended August 31, 2006, and 2007 and the cash flows for the six-month periods ended August 31, 2006, and 2007.
Accounting Pronouncements
     On June 27, 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for the Company on March 1, 2008.  The Company does not expect the adoption of EITF No. 06-11 to have a material effect on the Company’s financial position, results of operations or cash flows.
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
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.8 million as of March 1, 2006. The restatement increased earnings per share from continuing operations available to common shareholders and net income available to common shareholders by $0.01 for the three months ended August 31, 2006, but had no effect on earnings per share for the six months ended August 31, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, our results from operations for the three months and six months ended August 31, 2006 and cash flows for the six months ended August 31, 2006:

Condensed Consolidated Balance Sheets
As of February 28, 2007

	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable and accrued expenses	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)

Condensed Consolidated Statements of Operations For the three months ended August 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	8,292	(105)	8,187
Provision for income taxes	4,533	43	4,576
Income from continuing operations	4,275	62	4,337

Condensed Consolidated Statements of Operations For the six months ended August 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	15,179	(210)	14,969
Provision for income taxes	4,558	86	4,644
Income from continuing operations	4,006	124	4,130

Condensed Consolidated Statements of Cash Flows For the six months ended August 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Net Income	120,936	124	121,060
Benefit for deferred income taxes	(1,478)	86	(1,392)
Change in accounts payable and accrued liabilities	(10,444)	(210)	(10,654)
     Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company did not record any interest or penalties related to uncertain tax positions during the six months ended August 31, 2007.
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

     The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48 on March 1, 2007, the estimated value of the Company’s uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of August 31, 2007, the estimated value of the Company’s uncertain tax positions is approximately $0.5 million, $0.4 million of which is included in deferred income taxes and $0.1 million of which is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of August 31, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $0.5 million would reduce the Company’s provision for income taxes. The Company does not expect any significant change in the amount of unrecognized tax benefits over the next 12 months.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.3 million and $0.6 million of these costs as of August 31, 2006 and 2007, respectively.
Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2006 and 2007, consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income (loss) per common share for the three-month and six-month periods ended August 31, 2006, as the effect of its conversion to 4.8 million shares, respectively, would be antidilutive. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income (loss) per common share for the three-month and six-month periods ended August 31, 2007, as the effect of its conversion to 7.0 million shares, respectively, would be antidilutive. Stock options were excluded from diluted net income (loss) per common share for the six-month periods ended August 31, 2006 and 2007, as the effect of their conversion to 0.1 million shares and 0.2 million shares, respectively, would be antidilutive to the net loss available to common shareholders from continuing operations.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2007, presentation. The reclassifications have no impact on net income previously reported.

Discontinued Operations
     Summary of Discontinued Operations Activity:

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Income (loss) from operations:
KKFR-FM	$(384)	$—	$537	$—
Television	3,873	392	11,382	1,787

Total	3,489	392	11,919	1,787
Less: Provision for income taxes	1,439	162	5,089	737

Income from operations, net of tax	2,050	230	6,830	1,050

Gain on sale of discontinued operations:
KKFR-FM	19,117	—	19,117	—
Television	160,760	18,237	160,760	18,237
WRDA-FM	—	—	7,022	—

Total	179,877	18,237	186,899	18,237
Less: Provision for income taxes	73,920	7,842	76,799	7,842

Gain on sale of discontinued operations, net of tax	105,957	10,395	110,100	10,395

Income from discontinued operations, net of tax	$108,007	$10,625	$116,930	$11,445

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Net revenues	$1,109	$—	$3,746	$—
Station operating expenses	1,492	—	3,045	—
Depreciation and amortization	—	—	42	—
Income (loss) before taxes	(384)	—	537	—
Provision (benefit) for income taxes	(157)	—	220	—
     Net assets related to KKFR-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2007	August 31, 2007
Current liabilities	$177	$—

Noncurrent liabilities	—	—

Total liabilities	$177	$—

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of August 31, 2007, the Company has sold fifteen of its sixteen television stations. On June 4, 2007, the Company closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc. for $40.0 million in cash and recorded a gain on sale of $10.4 million, net of tax of $7.8 million. This leaves WVUE-TV in New Orleans as the Company’s sole television asset (See Note 5 for more discussion of the sale of KGMB-TV). The Company expects to enter into an agreement to sell WVUE-TV in the next three to 12 months. The Company concluded its television assets were held for sale in accordance with SFAS No. 144, and accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Net revenues	$15,742	$4,149	$31,682	$12,094
Station operating expenses	11,635	3,757	21,874	10,157
(Gain) loss on disposal of assets	3	—	(2,035)	—
Income before taxes	3,873	392	11,382	1,787
Provision for income taxes	1,596	162	4,869	737
     Net assets related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2007	August 31, 2007
Current assets:
Accounts receivable, net	$6,322	$3,217
Current portion of TV program rights	1,860	248
Prepaid expenses	406	270
Other	5,842	218

Total current assets	14,430	3,953

Noncurrent assets:
Property and equipment, net	27,358	20,112
Intangibles, net	46,934	19,544
Other noncurrent assets	1,707	1,320

Total noncurrent assets	75,999	40,976

Total assets	$90,429	$44,929

Current liabilities:
Accounts payable and accrued expenses	$2,660	$446
Current portion of TV program rights	2,642	1,118
Accrued salaries and commissions	1,173	215
Deferred revenue	84	143
Other	190	102

Total current liabilities	6,749	2,024

Noncurrent liabilities:
TV program rights payable, net of current portion	1,489	1,129
Other noncurrent liabilities	17,102	270

Total noncurrent liabilities	18,591	1,399

Total liabilities	$25,340	$3,423

     In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt would be required to be repaid as a result of the disposition of the Company’s television assets.
     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company has received and recognized in discontinued operations $5.5 million related to business interruption claims it had previously filed, which was recorded in the year ended February 28, 2007. Our business-interruption claim negotiations with our insurance carrier continue, but it is unclear if Emmis will receive any additional proceeds related to our claim.
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

Note 2. Share Based Payments
Stock Option Awards
     The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. All options granted since March 1, 2000, vest annually over three years (one-third each year for three years). The Company issues new shares upon the exercise of stock options.
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
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term is based on the midpoint between the vesting date and the end of the contractual term. The risk free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2006, and 2007:

	Six Months Ended August 31,
	2006	2007
Risk-Free Interest Rate:	4.7%	4.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	58.3%	47.5%
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the six months ended August 31, 2007 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,403,726	$16.80
Granted	675,905	8.24
Exercised (1)	—	—
Forfeited	17,859	9.38
Expired	277,124	16.99

Outstanding, end of period	7,784,648	16.07
Exercisable, end of period	6,629,650	17.24	5.2	$—
Weighted average fair value per option granted	$4.24

(1)	The Company did not receive cash from option exercises in the six-month period ended August 31, 2007 and received less than $0.1 million in cash from option exercises in the six-month period ended August 31, 2006. The Company did not record an income tax benefit related to option exercises during the six months ended August 31, 2006 and 2007.

The weighted average grant date fair value of options granted during the six months ended August 31, 2006 and 2007, was $6.59 and $4.24, respectively. The total intrinsic value of options exercised during the six months ended August 31, 2006 and 2007, was $0.0 million.
A summary of the Company’s nonvested options at February 28, 2007, and changes during the six months ended August 31, 2007, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	722,045	$6.44
Granted	675,905	4.24
Vested	225,093	6.60
Forfeited	17,859	5.16

Nonvested, end of period	1,154,998	5.14
There were 4.5 million shares available for future grants under the various option plans at August 31, 2007. The vesting date of outstanding options range from September 2007 to July 2010, and expiration dates range from October 2009 to July 2017.
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
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2007, and restricted stock activity during the six months ended August 31, 2007 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	413,255	$17.12
Granted	507,680	8.77
Vested (restriction lapsed)	241,572	12.60
Forfeited	30,391	11.00

Grants outstanding, end of period	648,972	12.56
The total fair value of shares vested during the six months ended August 31, 2006 and 2007 was $3.1 million and $3.0 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and six months ended August 31, 2006 and 2007:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2006	2007	2006	2007
Station operating expenses	$844	$482	$1,966	$1,753
Corporate expenses	1,215	1,002	2,565	2,104

Stock-based compensation expense included in operating expenses	2,059	1,484	4,531	3,857
Tax benefit	(844)	(608)	(1,858)	(1,581)

Recognized stock-based compensation expense, net of tax	$1,215	$876	$2,673	$2,276

As of August 31, 2007, there was $7.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.
Note 3. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $819.3 million as of February 28, 2007, and August 31, 2007. This amount is entirely attributable to our radio division.
     Since its adoption of EITF Topic D-108 on December 1, 2004, the Company has used a direct-method valuation approach known as the greenfield income valuation method when it performs its annual impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its units of accounting if the unit of accounting were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting was beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. For its radio stations, the Company has determined the unit of accounting to be all of its stations in a local market. The required annual impairment tests may result in impairment charges in future periods.
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
     As of February 28, 2007, and August 31, 2007, the carrying amount of the Company’s goodwill was $77.6 million and $80.4 million, respectively. As of February 28, 2007, approximately $25.4 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of August 31, 2007, approximately $25.4 million and $55.0 million of our goodwill was attributable to our radio and publishing divisions, respectively. The increase in publishing goodwill during the six months ended August 31, 2007 is entirely attributable to our purchase of Orange Coast Magazine as discussed in Note 5 below. The required annual impairment tests may result in impairment charges in future periods.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases and trademarks, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2007 and August 31, 2007:

		February 28, 2007			August 31, 2007
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.4	$38,306	$19,430	$18,876	$38,567	$21,364	$17,203
Favorable Office Leases	6.4	688	394	294	689	447	242
Trademarks	19.7	782	392	390	3,704	423	3,281
Advertising Base	4.0	—	—	—	1,162	24	1,138
Noncompete and Other	3.0	—	—	—	312	9	303

TOTAL		$39,776	$20,216	$19,560	$44,434	$22,267	$22,167

     Total amortization expense from definite-lived intangibles for the three–month periods ended August 31, 2006 and 2007 was $1.0 million and $1.0 million, respectively. Total amortization expense from definite-lived intangibles for the six–month periods ended August 31, 2006 and 2007 was $1.9 million and $2.0 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2008	$3,437
2009	4,767
2010	4,599
2011	2,930
2012	2,718

Note 4. Derivative Instruments and Hedging Activities
     Under the terms of its senior credit facility, the Company is required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the credit facility) for a period of at least three years. In March 2007, the Company fulfilled this requirement by entering into a three-year interest rate exchange agreement (“Swap”), whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to a syndicate of banks, and the banks pay to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). The counterparties to this agreement are global financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreement. However, the Company considers this risk to be low.
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
     The Company estimates the fair value of the Swap identified above to be a liability of $0.1 million as of August 31, 2007. The fair value of the Swap is estimated by obtaining a quotation from a financial institution that is one of the counterparties to the Company’s Swap agreement. The fair value is an estimate of the net amount that the Company would be required to pay on August 31, 2007, if the agreements were transferred to other parties or cancelled by the Company.
Note 5. Significant Events
     On July 25, 2007, Emmis completed its acquisition of Orange Coast Kommunications, Inc., whose sole business is the publication of Orange Coast Magazine, for $6.8 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld and will be paid to the seller nine months from the date of purchase, subject to certain conditions. This $0.3 million is classified as accounts payable in the accompanying condensed consolidated balance sheets. Orange Coast Magazine fits Emmis’ niche of publishing quality city and regional magazines. Orange Coast Magazine serves the affluent area of Orange County, CA, and may also provide synergies with our other California-based publications, Los Angeles magazine and Tu Ciudad Los Angeles. The acquisition was financed through borrowings under the senior credit facility. The operating results from July 25, 2007, through August 31, 2007, are included in the accompanying condensed consolidated financial statements. The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$555	Less than one year
Other current assets	22	Less than one year

Furniture and fixtures	20	5 years

Goodwill	2,769	Indefinite
Trademark	2,922	15 years
Advertiser list	1,162	4 years
Other definite lived intangibles	312	3 years

Less:
Other current liabilities	(498)
Deferred income taxes	(490)

Total purchase price	$6,774

     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co, Inc. for $40.0 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $10.4 million, net of tax, in its quarter ended August 31, 2007, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
     On March 27, 2007, the Company completed its sale of KMTV-TV in Omaha to Journal Communications and received $10.0 million in cash. KMTV-TV had been operated by Journal Communications under a local programming and marketing agreement since December 5, 2005.
Note 6. Pro Forma Financial Information
     Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2006 and 2007 assuming the acquisition of Orange Coast Kommunications, Inc. (see Note 5) had occurred on the first day of the pro forma periods presented below.
     Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transaction indicated above had been consummated at the beginning of the periods presented, and is not intended to be a projection of future results.

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Net revenues	$101,086	$97,541	$192,236	$186,436

Net income from continuing operations	$4,115	$3,156	$3,776	$2,592

Net income (loss) available to common shareholders from continuing operations	$1,869	$910	$(716)	$(1,900)

Net income (loss) per share available to common shareholders from continuing operations:
Basic	$0.05	$0.02	$(0.02)	$(0.05)

Diluted	$0.05	$0.02	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	37,242	37,546	37,184	37,536
Diluted	37,346	37,821	37,184	37,536
Note 7. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month and six-month periods ended August 31, 2006 and 2007:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2006	2007	2006	2007
Net income	$112,344	$14,056	$121,060	$14,367
Change in fair value of derivative	—	(1,112)	—	(52)
Translation adjustment	(265)	54	207	900

Total comprehensive income	$112,079	$12,998	$121,267	$15,215

Note 8. Shareholders’ Equity
     On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations.
     The Company has repurchased 1.8 million shares for $11.2 million (average price of $6.17 per share) through August 31, 2007.
Note 9. Segment Information
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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of August 31,
	2006	2007	2006	2007	2006	2007
Belgium	$392	$437	$567	$690	$3,143	$3,356

Hungary	5,488	5,545	9,321	10,074	5,229	4,885

Slovakia	2,934	3,730	4,979	6,431	11,505	10,832

Bulgaria	477	943	844	1,686	4,383	3,356
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

Three Months Ended		Publishing
August 31, 2006 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$79,132	$20,777	$—	$99,909
Station operating expenses	47,830	18,553	—	66,383
Corporate expenses	—	—	8,187	8,187
Depreciation and amortization	2,393	168	662	3,223
Loss on disposal of assets	3	—	—	3

Operating income (loss)	$28,906	$2,056	$(8,849)	$22,113

Assets — continuing operations	$997,689	$78,053	$232,828	$1,308,570
Assets — discontinued operations	979	—	100,064	101,043

Total assets	$998,668	$78,053	$332,892	$1,409,613

Three Months Ended		Publishing
August 31, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$74,416	$21,983	$—	$96,399
Station operating expenses	50,640	19,806	—	70,446
Corporate expenses	—	—	5,723	5,723
Depreciation and amortization	2,779	223	639	3,641
Loss on disposal of assets	94	—	—	94

Operating income (loss)	$20,903	$1,954	$(6,362)	$16,495

Assets — continuing operations	$992,001	$85,141	$44,188	$1,121,330
Assets — discontinued operations	—	—	44,928	44,928

Total assets	$992,001	$85,141	$89,116	$1,166,258

Six Months Ended		Publishing
August 31, 2006 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$147,926	$41,770	$—	$189,696
Station operating expenses	91,581	38,438	—	130,019
Corporate expenses	—	—	14,969	14,969
Depreciation and amortization	4,827	330	1,341	6,498
Loss on disposal of assets	3	—	—	3

Operating income (loss)	$51,515	$3,002	$(16,310)	$38,207

Assets — continuing operations	$997,689	$78,053	$232,828	$1,308,570
Assets — discontinued operations	979	—	100,064	101,043

Total assets	$998,668	$78,053	$332,892	$1,409,613

Six Months Ended		Publishing
August 31, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$139,416	$44,246	$—	$183,662
Station operating expenses	96,360	39,493	—	135,853
Corporate expenses	—	—	12,049	12,049
Depreciation and amortization	5,430	395	1,274	7,099
Loss on disposal of assets	94	—	—	94

Operating income (loss)	$37,532	$4,358	$(13,323)	$28,567

Assets — continuing operations	$992,001	$85,141	$44,188	$1,121,330
Assets — discontinued operations	—	—	44,928	44,928

Total assets	$992,001	$85,141	$89,116	$1,166,258

Note 10. Regulatory, Legal and Other Matters
     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
     Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
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
Note 11. Subsequent Event
     On October 1, 2007, the Company terminated its existing contract with Interep National Radio Sales, Inc. and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as its national advertising sales agent. The new contract provides for certain performance targets, as defined in the agreement, during the current and subsequent fiscal year. If Katz does not meet the performance targets, the difference between actual performance and the target performance will be refunded to the Company.

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
GENERAL
     We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. We also own one television station, which is held for sale (See Note 1 to the accompanying condensed consolidated financial statements for more discussion). Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio station ratings are measured principally four times a year by Arbitron Radio Market Reports. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
     The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2006 and 2007. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	% of Total	2007	% of Total	2006	% of Total	2007	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$62,876	62.9%	$61,950	64.3%	$124,061	65.4%	$121,303	66.0%
National	18,516	18.5%	15,388	16.0%	33,548	17.7%	29,728	16.2%
Publication Sales	2,973	3.0%	3,026	3.1%	7,313	3.9%	6,986	3.8%
Non Traditional	9,663	9.7%	9,314	9.7%	13,221	7.0%	12,583	6.9%
Other	5,881	5.9%	6,721	6.9%	11,553	6.0%	13,062	7.1%

Total net revenues	$99,909		$96,399		$189,696		$183,662

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the six-month period ended August 31, 2007, local and regional sales, excluding political revenues, represented approximately 86% and 60% of our advertising revenues for our radio and publishing divisions, respectively. In the six-month period ended August 31, 2006, local and regional sales, excluding political revenues, represented approximately 83% and 61% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top-ten categories for radio represent approximately 62% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 12% of the radio segment’s advertising net revenues in the six-month period ended August 31, 2007.
     The majority of our expenses are fixed in nature, principally consisting of salaries and related employee benefit costs, office and tower rent, utilities, property and casualty insurance and programming-related expenses. However, approximately 20% of our expenses vary in connection with changes in revenues. These variable expenses primarily relate to sales commissions and bad debt reserves. In addition, costs related to our marketing and promotions department are highly discretionary and incurred primarily to maintain and/or increase our audience and market share.

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
     The radio industry has begun several initiatives to address these issues, most notable of which is the rollout of HD RadioTM. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional channels. To make the rollout of HD Radio more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD Radio receivers, particularly in automobiles. We currently utilize HD Radio digital technology on most of our FM stations and plan to complete the build-out of HD Radio capabilities at most of our remaining FM stations in fiscal 2008. It is unclear what impact HD Radio will have on the markets in which we operate.
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when content is aired and when audience listening or viewing habits can be reported. To date, more than 10 radio broadcasters, including Emmis, have signed long-term contracts to use the PPM service. This service will begin in the New York market in the fall of 2007, with the Los Angeles and Chicago markets following in 2008. It is unclear what impact the introduction of the PPM will have on ratings in the markets in which we operate, however in markets in which PPM is currently in place, urban formats have generally received lower ratings as compared to the traditional ratings system primarily due to the measurement of time spent listening. Since more than 50% of our domestic radio revenues are derived from urban formats, the adoption of PPM could have a material adverse impact on our ratings and revenues.
     Our three-station radio cluster in New York trailed the performance of its peers during the six-month period ended August 31, 2007. For the six-month period ended August 31, 2007, our New York radio stations’ revenues were down 12.6%, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that revenues of the New York market in total were down 3.1%. We believe we trailed the performance of our peers in New York principally due to poor national sales performance, turnover in key management positions and deterioration in ratings at each of our three radio stations in the prior year. For the six-month period ended August 31, 2007, our New York radio stations’ national revenues were down 30.4%, whereas Miller Kaplan reported that national revenues of the New York market in total were down 2.8%. We recently announced that we switched our national sales representation from Interep to Katz. The new contract with Katz provides for certain performance targets for the remainder of the current fiscal year as well as our next fiscal year. We believe that national sales performance in the New York market under Katz’s representation will improve during the remainder of our fiscal year. We also believe that we have solidified our management positions in New York and recent data shows that the ratings at our stations are improving.
     Our two-station radio cluster in Los Angeles has also trailed the performance of its peers during the six-month period ended August 31, 2007. For the six-month period ended August 31, 2007, our Los Angeles radio stations’ revenues were down 14.2%, whereas Miller Kaplan reported that revenues of the Los Angeles market in total were down 3.3%. Ratings for KPWR-FM began to improve during calendar 2006. Revenues have begun to reflect the ratings improvement at KPWR-FM, allowing us to exceed the performance of our peers for the six-month period ended August 31, 2007. However, KMVN-FM (formerly KZLA-FM) changed its format from Country to Rhythmic/Pop Contemporary in August 2006. Given the drastic nature of format differences, the Company expected station ratings and revenues to be negatively affected immediately after the format switch, but expected ratings and revenues to rebound and eventually surpass those under the Country format. Ratings and revenues results since the format change have not met the Company’s expectations. We have invested additional resources in promoting the station in the six-months ended August 31, 2007, but ratings at KMVN-FM remain below expectations.
     Emmis is in the process of divesting all its television stations. The decision to sell all our television stations stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on American television challenges, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of August 31, 2007, Emmis has sold fifteen of its sixteen television stations, receiving gross proceeds of approximately $1.18 billion. Emmis expects to sell its remaining television station, WVUE-TV in New Orleans, in the next three to 12 months.
     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
ACCOUNTING PRONOUNCEMENTS
EITF 06-11
     On June 27, 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for the Company on March 1, 2008.  The Company does not expect the adoption of EITF No. 06-11 to have a material effect on the Company’s financial position, results of operations or cash flows.
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
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.8 million as of March 1, 2006. The restatement increased earnings per share from continuing operations available to common shareholders and net income available to common shareholders by $0.01 for the three months ended August 31, 2006, but had no effect on earnings per share for the six months ended August 31, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, our results from operations for the three months and six months ended August 31, 2006 and cash flows for the six months ended August 31, 2006:

Condensed Consolidated Balance Sheets
As of February 28, 2007

	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable and accrued expenses	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)

Condensed Consolidated Statements of Operations For the three months ended August 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	8,292	(105)	8,187
Provision for income taxes	4,533	43	4,576
Income from continuing operations	4,275	62	4,337

Condensed Consolidated Statements of Operations For the six months ended August 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	15,179	(210)	14,969
Provision for income taxes	4,558	86	4,644
Income from continuing operations	4,006	124	4,130

Condensed Consolidated Statements of Cash Flows For the six months ended August 31, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Net Income	120,936	124	121,060
Benefit for deferred income taxes	(1,478)	86	(1,392)
Change in accounts payable and accrued liabilities	(10,444)	(210)	(10,654)
FIN 48
          Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company did not record any interest or penalties related to uncertain tax positions during the six months ended August 31, 2007.

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
          The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48 on March 1, 2007, the estimated value of the Company’s uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of August 31, 2007, the estimated value of the Company’s uncertain tax positions is approximately $0.5 million, $0.4 million of which is included in deferred income taxes and $0.1 million of which is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of August 31, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $0.5 million would reduce the Company’s provision for income taxes. The Company does not expect any significant change in the amount of unrecognized tax benefits over the next 12 months.
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

     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million and $1.5 million accrued for employee healthcare claims as of February 28, 2007, and August 31, 2007, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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
Results of Operations for the Three-month and Six-month Periods Ended August 31, 2007, Compared to August 31, 2006
Net revenue pro forma reconciliation:
          Our sole acquisition since March 1, 2006 was Orange Coast Kommunications, Inc., which publishes Orange Coast Magazine. This acquisition was completed on July 25, 2007. The results of our television division, our radio station sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$79,132	$74,416	$(4,716)	-6.0%	$147,926	$139,416	$(8,510)	-5.8%
Publishing	20,777	21,983	1,206	5.8%	41,770	44,246	2,476	5.9%

Total	99,909	96,399	(3,510)	-3.5%	189,696	183,662	(6,034)	-3.2%

Plus: Net revenues from stations acquired
Radio	—	—			—	—
Publishing	1,177	1,142			2,540	2,774

Total	1,177	1,142			2,540	2,774

Pro forma net revenues
Radio	79,132	74,416	(4,716)	-6.0%	147,926	139,416	(8,510)	-5.8%
Publishing	21,954	23,125	1,171	5.3%	44,310	47,020	2,710	6.1%

Total	$101,086	$97,541	$(3,545)	-3.5%	$192,236	$186,436	$(5,800)	-3.0%

          For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 6 to the accompanying condensed consolidated financial statements.

Net revenues:
          Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the six-month period ended August 31, 2007, net revenues of our domestic radio stations were down 8.8%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 3.3%. For the three-month period ended August 31, 2007, net revenues of our domestic radio stations were down 8.7%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 4.0%.We underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets, which collectively account for approximately 50% of our domestic radio revenues. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, in August 2006, we changed the format of KMVN-FM (formerly KZLA-FM) from Country to Rhythmic/Pop Contemporary. This format change has continued to negatively impact net revenues. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the six-month period ended August 31, 2007, our average unit rate for our domestic radio stations was down 12.0% and our number of units sold was up 3.8%.
          Publishing net revenues for the three-month and six-month periods ended August 31, 2007 increased $1.2 million, or 5.8%, and $2.5 million, or 5.9%, respectively. The increase in publishing net revenue for both the three-months and six-month periods ended August 31, 2007 is primarily due to performance at Los Angeles magazine, which has continued to realize increases in the automotive, entertainment, retail and travel categories. On a pro forma basis (assuming Orange Coast Magazine had been purchased on March 1, 2006), publishing net revenues for the three-month and six-month periods ended August 31, 2007 would have increased $1.2 million, or 5.3%, and $2.7 million, or 6.1%, respectively.
          On a consolidated basis, pro forma net revenues for the three-month and six-month periods ended August 31, 2007, decreased $3.5 million, or 3.5%, and $5.8 million, or 3.0%, due to the effect of the items described above.
Station operating expenses pro forma reconciliation:
          Our sole acquisition since March 1, 2006 was Orange Coast Kommunications, Inc., which publishes Orange Coast Magazine. This acquisition was completed on July 25, 2007. The results of our television division, our radio station sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses
Radio	$47,830	$50,640	$2,810	5.9%	$91,581	$96,360	$4,779	5.2%
Publishing	18,553	19,806	1,253	6.8%	38,438	39,493	1,055	2.7%

Total	66,383	70,446	4,063	6.1%	130,019	135,853	5,834	4.5%

Plus: Station operating expenses from stations acquired:
Radio	—	—			—	—
Publishing	1,290	1,432			2,614	2,894

Total	1,290	1,432			2,614	2,894

Pro forma station operating expenses
Radio	47,830	50,640	2,810	5.9%	91,581	96,360	4,779	5.2%
Publishing	19,843	21,238	1,395	7.0%	41,052	42,387	1,335	3.3%

Total	$67,673	$71,878	$4,205	6.2%	$132,633	$138,747	$6,114	4.6%

          For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma results, see Note 6 to the accompanying condensed consolidated financial statements.
Station operating expenses:
          Radio station operating expenses increased in the three-month and six-month periods ended August 31, 2007, principally due to increased promotional spending at KMVN-FM, our reformatted Los Angeles station. Additionally, during the six-month period ended August 31, 2007, we incurred $1.4 million of incremental expenses related to Emmis Interactive, primarily consisting of headcount increases. The additional operating expenses incurred in the three-month and six-month periods ended August 31, 2007, are partially offset by lower sales-related costs due to the decline in revenues as discussed above.
          On a pro forma basis (assuming Orange Coast Magazine had been purchased on March 1, 2006), publishing operating expenses for the three-month and six-month periods ended August 31, 2007 would have increased $1.4 million, or 7.0%, and $1.3 million, or 3.3%, respectively. The additional operating expenses incurred in the three-month and six-month periods ended August 31, 2007, mostly relate to additional promotional spending at a number of our publications coupled with higher sales-related costs due to the increase in revenues as discussed above.
          On a consolidated basis, pro forma station operating expenses for the three–month and six-month periods ended August 31, 2007, increased $4.2 million, or 6.2%, and $6.1 million, or 4.6%, respectively, due to the effect of the items described above.
Corporate expenses:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses	$8,187	$5,723	$(2,464)	(30.1)%	$14,969	$12,049	$(2,920)	(19.5)%
          Corporate expenses decreased due to continuing efforts to streamline our corporate services subsequent to the divestiture of substantially all of our television division. Also, our CEO voluntarily reduced his annual salary to $1 for fiscal 2008, which has contributed to the decrease in the three–month and six-month periods ended August 31, 2007, as compared to the same periods of the prior year.

Depreciation and amortization:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,393	$2,779	$386	16.1%	$4,827	$5,430	$603	12.5%
Publishing	168	223	55	32.7%	330	395	65	19.7%
Corporate	662	639	(23)	(3.5)%	1,341	1,274	(67)	(5.0)%

Total depreciation and amortization	$3,223	$3,641	$418	13.0%	$6,498	$7,099	$601	9.2%

          Substantially all of the increase in radio depreciation and amortization expense for the three–month and six-month periods ended August 31, 2007, relates to various additions of HD Radio broadcasting equipment.
Operating income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$28,906	$20,903	$(8,003)	(27.7)%	$51,515	$37,532	$(13,983)	(27.1)%
Publishing	2,056	1,954	(102)	(5.0)%	3,002	4,358	1,356	45.2%
Corporate	(8,849)	(6,362)	2,487	(28.1)%	(16,310)	(13,323)	2,987	(18.3)%

Total operating income	$22,113	$16,495	$(5,618)	(25.4)%	$38,207	$28,567	$(9,640)	(25.2)%

          In the three–month and six-month periods ended August 31, 2007, radio operating income decreased due to declining revenues in our New York and Los Angeles markets, as discussed above. Competitive pressure at WRKS in New York and our station format change in Los Angeles continue to present challenges for the Company.
          In the three-month period ended August 31, 2007, publishing operating income was consistent with the same period of the prior year as the revenue increase of Los Angeles Magazine was offset by additional promotional spending and higher sales-related costs. In the six-month period ended August 31, 2007, publishing operating income increased principally due to revenue increases associated with Los Angeles Magazine, which was partially offset by additional promotional spending and higher sales-related costs. Also, the three-months ended May 31, 2006 included severance expenses related to the elimination of certain specialty magazines of Country Sampler and a $0.2 million inventory charge related to our Emmis Books operation.
          In the three–month and six-month periods ended August 31, 2007, corporate operating income increased due to our continuing efforts to streamline our corporate services subsequent to the disposition of substantially all of our television division.
Interest expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$11,554	$8,654	$(2,900)	(25.1)%	$24,116	$17,986	$(6,130)	(25.4)%
          The decrease in interest expense is due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of proceeds from the sale of assets, partially offset by higher interest rates on the senior credit facility.

Loss on debt extinguishment:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Loss on debt extinguishment	$537	$—	$(537)	N/A	$3,380	$—	$(3,380)	N/A
          During the six-month period ended August 31, 2006, the Company redeemed, at 106.25% of par, $1.4 million outstanding of its 12.5% senior discount notes, redeemed $120.0 million of its senior floating rate notes and also redeemed a portion of its senior credit facility which resulted in a permanent reduction of capacity under the credit facility. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $3.4 million.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income before income taxes, minority interest and discontinued operations	$10,464	$8,130	$(2,334)	(22.3)%	$11,496	$10,806	$(690)	(6.0)%
          The decrease in the three-month and six month periods ended August 31, 2007 is principally due to lower operating income of our radio division, partially offset by lower corporate expenses, lower interest expense and no losses on debt extinguishments in the current year.
Provision for income taxes:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Provision for income taxes	$4,576	$3,371	$(1,205)	(26.3)%	$4,644	$5,363	$719	15.5%
          The effective tax rate for the three-month and six-month periods ended August 31, 2006, were 43.7% and 40.4% respectively. The effective tax rate for the three-month and six-month periods ended August 31, 2007, were 41.5% and 49.6% respectively. Our effective tax rates differed from our statutory rate of 41% due to our low income before income taxes in relation to other non-deductible items. We expect our effective tax rate for the year ending February 29, 2008, to be approximately 50%.
Minority interest expense, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,551	$1,328	$(223)	(14.4)%	$2,722	$2,521	$(201)	(7.4)%
          Our minority interest expense principally relates to the minority shareholders’ proportionate shares of income generated by our radio partnership in Austin, Texas (we own 50.1%), our radio station in Hungary (we own 59.5%), and our radio operations in Bulgaria (we own approximately 60%).

Income from discontinued operations, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$108,007	$10,625	$(97,382)	(90.2)%	$116,930	$11,445	$(105,485)	(90.2)%
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2007	2006	2007
Income (loss) from operations:
KKFR-FM	$(384)	$—	$537	$—
Television	3,873	392	11,382	1,787

Total	3,489	392	11,919	1,787
Less: Provision for income taxes	1,439	162	5,089	737

Income from operations, net of tax	2,050	230	6,830	1,050

Gain on sale of discontinued operations:
KKFR-FM	19,117	—	19,117	—
Television	160,760	18,237	160,760	18,237
WRDA-FM	—	—	7,022	—

Total	179,877	18,237	186,899	18,237
Less: Provision for income taxes	73,920	7,842	76,799	7,842

Gain on sale of discontinued operations, net of tax	105,957	10,395	110,100	10,395

Income from discontinued operations, net of tax	$108,007	$10,625	$116,930	$11,445

          In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company has received and recognized in discontinued operations $5.5 million related to business interruption claims it had previously filed, which was recorded in the year ended February 28, 2007. Our business-interruption claim negotiations with our insurance carrier continue, but it is unclear if Emmis will receive any additional proceeds related to our claim.
Net income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income:	$112,344	$14,056	$(98,288)	(87.5)%	$121,060	$14,367	$(106,693)	(88.1)%
          The decrease in net income in the three-month and six-month periods ended August 31, 2007, is principally attributable to lower income from discontinued operations.

Liquidity and Capital Resources
          Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used capital to repurchase our common stock. In November 2006, we paid a special $4 per common share dividend totaling $150.2 million. On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. Through October 4, 2007, the Company has repurchased 2.2 million shares for $13.8 million (average price of $6.22 per share). Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
          At August 31, 2007, we had cash and cash equivalents of $19.4 million and net working capital of $64.0 million. At February 28, 2007, we had cash and cash equivalents of $20.7 million and net working capital of $60.5 million. During the six-month period ended August 31, 2007, working capital increased $3.5 million. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business.
          As required by the terms of its senior credit facility, in March 2007, the Company entered into a three-year interest rate exchange agreement, whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to a syndicate of banks, and the banks pay to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to this agreement are global financial institutions.
     Operating Activities
          Cash flows provided by operating activities were $14.5 million for the six-month period ended August 31, 2007 versus $13.4 million in the same period of the prior year. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
     Investing Activities
          Cash flows provided by investing activities were $35.8 million for the six-month periods ended August 31, 2007, versus $313.2 million in the same period of the prior year. Investing activities include capital expenditures and business acquisitions and dispositions.
          During the six-month period ended August 31, 2006, the Company completed the sale of WRDA-FM, WBPG-TV, KKFR-FM and WKCF-TV to various buyers for $318.0 million in cash. During the six-month period ended August 31, 2007, the Company completed the sale of KGMB-TV and KMTV-TV for $50.0 million in cash and completed its acquisition of Orange Coast Magazine for $6.4 million in cash.
          Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the six-month periods ended August 31, 2006 and 2007, we had capital expenditures of $1.2 million and $2.9 million, respectively. We expect capital expenditures related to continuing operations to be approximately $7.5 million in the current fiscal year, compared to $5.3 million in fiscal 2007. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
     Financing Activities
          Cash flows used in financing activities were $52.3 million for the six-month period ended August 31, 2007, versus $272.7 million in the same period of the prior year. Cash flows used in financing activities in the six-month period ended August 31, 2007, primarily relate to the $36.1 million of net repayments of debt under our senior credit facility coupled with $11.2 million used to repurchase shares of our Class A common stock. Cash used in financing activities for the six-month period ended August 31, 2006, included repayments of debt under our senior credit facility, the redemption of $120.0 million of senior floating rate notes and the redemption of $1.4 million of senior discount notes. The Company also repaid $160.7 million under its senior credit facility during the six-month period ended August 31, 2006. These transactions were funded by cash on hand from our sales of discontinued operations as well as additional borrowings under our senior credit facility.
          As of August 31, 2007, Emmis had $461.9 million of borrowings under its senior credit facility ($4.4 million current and $457.5 million long-term), $4.0 million of other indebtedness ($1.2 million current and $2.8 million long-term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2007, our weighted average borrowing rate under our credit facility including our interest rate exchange agreement was approximately 7.2%.
          The debt service requirements of Emmis over the next 12 month period (excluding interest under our credit facility) are expected to be $13.4 million. This amount is comprised of $4.4 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
          At October 4, 2007, we had $117.5 million available under our credit facility, which is net of $2.5 million in outstanding letters of credit. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option for one year, to December 2008. We do not currently plan to exercise our option.
Intangibles
          Including intangible assets classified as noncurrent assets – discontinued operations in the accompanying condensed consolidated balance sheet, at August 31, 2007, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013.  We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect our foreign licenses to be renewed, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the U.S.

Regulatory, Legal and Other Matters
          The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
          Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
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
Quantitative and Qualitative Disclosures About Market Risk
          On March 28, 2007, Emmis entered into an interest rate swap agreement that fixed the underlying three-month LIBOR at 4.795%. The notional amount of the interest rate swap agreement totaled $165.0 million, and the agreement expires on March 27, 2010. Based on amounts outstanding at August 31, 2007, (including the interest rate swap agreement in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $3.0 million.

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
          Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2007, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

EMMIS COMMUNICATIONS CORPORATION

Date: October 9, 2007	By: /s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial
Officer and Treasurer