Form 10-Q
period 2007-11-30
EMMIS COMMUNICATIONS CORP
filed 2008-01-09
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
EMMIS COMMUNICATIONS CORPORATION
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2008, was:

30,606,255	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
	(As Adjusted		(As Adjusted
	See Note 1)		See Note 1)
NET REVENUES	$91,205	$91,713	$280,901	$275,375
OPERATING EXPENSES:
Station operating expenses	61,854	66,131	191,873	201,984
Noncash contract termination fee	—	15,252	—	15,252
Corporate expenses	8,339	4,872	23,308	16,921
Depreciation and amortization	3,417	3,702	9,915	10,801
(Gain) Loss on disposal of assets	2	(198)	5	(104)

Total operating expenses	73,612	89,759	225,101	244,854

OPERATING INCOME	17,593	1,954	55,800	30,521

OTHER EXPENSE:
Interest expense	(9,505)	(8,692)	(33,621)	(26,678)
Loss on debt extinguishment	(10,023)	—	(13,403)	—
Other income, net	1,885	217	2,670	442

Total other expense	(17,643)	(8,475)	(44,354)	(26,236)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS	(50)	(6,521)	11,446	4,285
PROVISION (BENEFIT) FOR INCOME TAXES	504	(2,237)	5,148	3,126
MINORITY INTEREST EXPENSE, NET OF TAX	654	1,253	3,376	3,774

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,208)	(5,537)	2,922	(2,615)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	4,400	5,641	121,330	17,086

NET INCOME (LOSS)	3,192	104	124,252	14,471

PREFERRED STOCK DIVIDENDS	2,246	2,246	6,738	6,738

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$946	$(2,142)	$117,514	$7,733

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
	(As Adjusted		(As Adjusted
	See Note 1)		See Note 1)
Basic net income (loss) per share available to common shareholders:
Continuing operations	$(0.09)	$(0.22)	$(0.10)	$(0.25)
Discontinued operations, net of tax	0.12	0.16	3.26	0.46

Net income (loss) available to common shareholders	$0.03	$(0.06)	$3.16	$0.21

Basic weighted average common shares outstanding	37,290	35,558	37,214	36,885

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$(0.09)	$(0.22)	$(0.10)	$(0.25)
Discontinued operations, net of tax	0.12	0.16	3.26	0.46

Net income (loss) available to common shareholders	$0.03	(0.06)	$3.16	$0.21

Diluted weighted average common shares outstanding	37,290	35,558	37,214	36,885

Cash dividends declared per common share	$4.00	$—	$4.00	$—
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	November 30,
	2007	2007
	(Note 1)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,747	$25,392
Accounts receivable, net	62,403	72,574
Prepaid expenses	15,292	17,849
Other	6,137	7,307
Current assets — discontinued operations	14,430	14,631

Total current assets	119,009	137,753

PROPERTY AND EQUIPMENT, NET	61,488	58,341
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	819,338	819,338
Goodwill	77,620	80,465
Other intangibles, net	19,560	21,240

Total intangible assets	916,518	921,043

OTHER ASSETS, NET	34,890	17,371

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	75,999	40,952

Total assets	$1,207,904	$1,175,460

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	November 30,
	2007	2007
	(Note 1)	(Unaudited)
	(As Adjusted,
	See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,350	$16,978
Current maturities of long-term debt	4,595	5,621
Accrued salaries and commissions	9,991	7,207
Accrued interest	265	5,811
Deferred revenue	14,894	15,778
Other	4,519	6,105
Current liabilities — discontinued operations	6,926	3,968

Total current liabilities	58,540	61,468

LONG-TERM DEBT, NET OF CURRENT MATURITIES	494,587	444,384

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,745	2,974

OTHER NONCURRENT LIABILITIES	29,517	21,786

MINORITY INTEREST	50,780	53,217

DEFERRED INCOME TAXES	171,349	183,253

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	18,591	1,273

Total liabilities	826,109	768,355

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 28, 2007 AND NOVEMBER 30, 2007	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,488,863 shares at February 28, 2007 and 30,540,998 shares at November 30, 2007	325	305
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,267 shares at February 28, 2007 and 4,956,305 shares at November 30, 2007	49	50
Additional paid-in capital	522,655	515,078
Accumulated deficit	(285,300)	(252,387)
Accumulated other comprehensive income	316	309

Total shareholders’ equity	238,045	263,355

Total liabilities and shareholders’ equity	$1,207,904	$1,175,460

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2006	2007
	(As Adjusted,
	See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,252	$14,471
Adjustments to reconcile net income to net cash provided by operating activities -
Discontinued operations	(121,330)	(17,086)
Depreciation and amortization	10,941	11,273
Minority interest expense	3,376	3,774
Provision for bad debts	1,837	1,276
Provision (benefit) for deferred income taxes	(639)	2,080
Noncash compensation	6,484	5,545
Noncash contract termination fee	—	15,252
Loss on debt extinguishment	13,403	—
Other	13	(461)
Changes in assets and liabilities -
Accounts receivable	(11,163)	(10,188)
Prepaid expenses and other current assets	1,120	(2,547)
Other assets	(3,855)	2,204
Accounts payable and accrued liabilities	(18,412)	2,494
Deferred revenue	(89)	688
Other liabilities	(6,439)	(5,730)
Net cash provided by operating activities — discontinued operations	13,330	9,495

Net cash provided by operating activities	12,829	32,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,306)	(3,902)
Acquisition of Orange Coast Magazine, net of cash acquired	—	(6,515)
Deposits and other	(426)	(470)
Net cash provided by investing activities — discontinued operations	318,748	51,679

Net cash provided by investing activities	316,016	40,792

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,011,970)	(90,207)
Proceeds from long-term debt	719,500	41,000
Purchase of Class A Common Stock	—	(13,864)
Proceeds from exercise of stock options and employee stock purchases	223	61
Preferred stock dividends paid	(6,738)	(6,738)
Special cash dividends paid	(150,180)	—
Tax benefit of dividend on unvested restricted stock	667	—
Settlement of tax withholding obligations on stock issued to employees	(721)	(611)
Debt issuance costs	(4,548)	—
Other	(65)	—

Net cash used in financing activities	(453,832)	(70,359)

Effect of exchange rates on cash and cash equivalents	228	1,672

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,759)	4,645

CASH AND CASH EQUIVALENTS:
Beginning of period	140,822	20,747

End of period	$16,063	$25,392

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$39,323	$20,776
Income taxes	5,988	2,508

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	9,073	6,819

ACQUISITION OF ORANGE COAST MAGAZINE
Fair value of assets acquired		$7,904
Purchase price withheld (see Note 5)		(335)
Cash paid		(6,515)

Liabilities recorded		$1,054

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2007
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
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2007, the results of its operations for the three-month and nine-month periods ended November 30, 2006, and 2007 and the cash flows for the nine-month periods ended November 30, 2006, and 2007.
Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which is an amendment of Accounting Research Bulletin No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the Company on March 1, 2009.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141”).  This statement replaces Statement of Financial Accounting Standards No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.

This statement applies prospectively to business combinations for which the acquisition date is on or after March 1, 2009. The Company is currently assessing the impact of the statement.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than March 1, 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We will adopt SFAS No. 157 no later than March 1, 2008, except for any portion of the Statement that is deferred pursuant to a recently proposed FASB Staff Position. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
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
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.8 million as of March 1, 2006. The restatement increased earnings per share attributable to net income available to common shareholders by $0.01 for the three months and nine months ended November 30, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, our results from operations for the three months and nine months ended November 30, 2006 and cash flows for the nine months ended November 30, 2006:
Condensed Consolidated Balance Sheets
As of February 28, 2007

	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)
Condensed Consolidated Statements of Operations
For the three months ended November 30, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	8,444	(105)	8,339
Provision for income taxes	461	43	504
Loss from continuing operations	(1,270)	62	(1,208)
Condensed Consolidated Statements of Operations
For the nine months ended November 30, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	23,623	(315)	23,308
Provision for income taxes	5,019	129	5,148
Income from continuing operations	2,736	186	2,922
Condensed Consolidated Statements of Cash Flows
For the nine months ended November 30, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Net income	124,066	186	124,252
Benefit for deferred income taxes	(768)	129	(639)
Change in accounts payable and accrued liabilities	(18,097)	(315)	(18,412)
     Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company did not record any interest or penalties related to uncertain tax positions during the nine months ended November 30, 2007.

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
     The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48 on March 1, 2007, the estimated value of the Company’s uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of November 30, 2007, the estimated value of the Company’s uncertain tax positions is approximately $0.6 million, $0.4 million of which is included in deferred income taxes, $0.1 million of which is included in other current liabilities and $0.1 million of which is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet as of November 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $0.6 million would reduce the Company’s provision for income taxes. The Company does not expect any significant change in the amount of unrecognized tax benefits over the next 12 months.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.7 million of these costs as of November 30, 2006. No major advertising campaign costs were deferred as of November 30, 2007.
Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2006 and 2007, consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income (loss) per common share for the three-month and nine-month periods ended November 30, 2006 and 2007, as the effect of its conversion to 7.0 million shares, respectively, would be antidilutive. Stock options were excluded from diluted net income (loss) per common share for the three-month periods ended November 30, 2006 and 2007, as the effect of their conversion to 0.1 million shares and 0.3 million shares, respectively, would be antidilutive to the net loss available to common shareholders from continuing operations. Stock options were excluded from diluted net income (loss) per common share for the nine-month periods ended November 30, 2006 and 2007, as the effect of their conversion to 0.1 million shares and 0.3 million shares, respectively, would be antidilutive to the net loss available to common shareholders from continuing operations.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2007, presentation. The reclassifications have no impact on net income previously reported.

Discontinued Operations
     Summary of Discontinued Operations Activity:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Income (loss) from operations:
KKFR-FM	$(104)	$—	$433	$—
Television	6,678	10,249	18,060	12,036

Total	6,574	10,249	18,493	12,036
Less: Provision for income taxes	2,043	4,303	7,132	5,040

Income from operations, net of tax	4,531	5,946	11,361	6,996

Gain (loss) on sale of discontinued operations:
KKFR-FM	(247)	—	18,870	—
Television	—	—	160,760	18,237
WRDA-FM	30	—	7,052	—

Total	(217)	—	186,682	18,237
Less: Provision (benefit) for income taxes	(86)	305	76,713	8,147

Gain (loss) on sale of discontinued operations, net of tax	(131)	(305)	109,969	10,090

Income from discontinued operations, net of tax	$4,400	$5,641	$121,330	$17,086

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Net revenues	$—	$—	$3,746	$—
Station operating expenses	104	—	3,149	—
Depreciation and amortization	—	—	42	—
Income (loss) before taxes	(104)	—	433	—
Provision (benefit) for income taxes	(43)	—	177	—
     Liabilities related to KKFR-FM are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2007	November 30, 2007
Current liabilities	$177	$—

Noncurrent liabilities	—	—

Total liabilities	$177	$—

Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of November 30, 2007, the Company has sold fifteen of its sixteen television stations. On June 4, 2007, the Company closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc. for $40.0 million in cash and recorded a gain on sale of $10.1 million, net of tax of $8.1 million. This leaves WVUE-TV in New Orleans as the Company’s sole television asset (See Note 5 for more discussion of the sale of KGMB-TV). The Company expects to enter into an agreement to sell WVUE-TV in the next three to 12 months. The Company concluded its television assets were held for sale in accordance with SFAS No. 144, and accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Net revenues	$8,790	$5,729	$40,472	$17,823
Station operating expenses	7,246	(49)	29,120	10,108
Gain on disposal of assets	(5,752)	(4,471)	(7,787)	(4,471)
Income before taxes	6,678	10,249	18,060	12,036
Provision for income taxes	2,086	4,303	6,955	5,040
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2007	November 30, 2007
Current assets:
Accounts receivable, net	$6,322	$4,141
Current portion of TV program rights	1,860	2,096
Prepaid expenses	406	162
Other	5,842	8,232

Total current assets	14,430	14,631

Noncurrent assets:
Property and equipment, net	27,358	20,399
Intangibles, net	46,934	19,544
Other noncurrent assets	1,707	1,009

Total noncurrent assets	75,999	40,952

Total assets	$90,429	$55,583

Current liabilities:
Accounts payable and accrued expenses	$2,660	$592
Current portion of TV program rights	2,642	2,747
Accrued salaries and commissions	1,173	444
Deferred revenue	84	90
Other	190	95

Total current liabilities	6,749	3,968

Noncurrent liabilities:
TV program rights payable, net of current portion	1,489	1,027
Other noncurrent liabilities	17,102	246

Total noncurrent liabilities	18,591	1,273

Total liabilities	$25,340	$5,241

     In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt would be required to be repaid as a result of the disposition of the Company’s television assets.
     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. During the three months ended November 30, 2007, the Company recognized a gain of $2.1 million, net of tax, relative to its Katrina business interruption insurance claim. Additionally, in the three months ended November 30, 2007 the Company recognized a gain on disposal of assets of $2.7 million, net of tax, relative to its Katrina property insurance claim. Business interruption proceeds and the gain on disposal of assets are classified as income from discontinued operations in the accompanying condensed consolidated statements of income. Business interruption proceeds and the gain on disposal of assets are classified as a reduction of operating expenses and as a gain on disposal of assets in the summary of television operations above. Our business-interruption claim and property claim negotiations with our insurance carrier continue, but the extent to which Emmis will receive additional proceeds related to our claim is unclear.
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
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected term has historically been based on the midpoint between the vesting date and the end of the contractual term. The Company expects to use historical data to determine the expected term of options beginning with its March 2008 grant. The risk free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2006, and 2007:

	Nine Months Ended November 30,
	2006	2007
Risk-Free Interest Rate:	4.7%	4.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	58.2%	47.5%
The following table presents a summary of the Company’s stock options outstanding at November 30, 2007, and stock option activity during the nine months ended November 30, 2007 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,403,726	$16.80
Granted	675,905	8.24
Exercised (1)	—	—
Forfeited	39,256	9.32
Expired	388,899	16.65

Outstanding, end of period	7,651,476	16.09
Exercisable, end of period	6,520,889	17.25	4.4	$—
Weighted average fair value per option granted	$4.24

(1)	The Company did not receive cash from option exercises in the nine-month period ended November 30, 2007 and received less than $0.1 million in cash from option exercises in the nine-month period ended November 30, 2006. The Company did not record an income tax benefit related to option exercises during the nine months ended November 30, 2006 and 2007.

The weighted average grant date fair value of options granted during the nine months ended November 30, 2006 and 2007, was $6.55 and $4.24, respectively. The total intrinsic value of options exercised during the nine months ended November 30, 2006 and 2007, was $0.
A summary of the Company’s nonvested options at November 30, 2007, and changes during the nine months ended November 30, 2007, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	722,045	$6.44
Granted	675,905	4.24
Vested	228,107	6.55
Forfeited	39,256	5.11

Nonvested, end of period	1,130,587	5.15
There were 3.8 million shares available for future grants under the various option plans at November 30, 2007. The vesting date of outstanding options range from February 2008 to July 2010, and expiration dates range from October 2009 to July 2017.
Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company in lieu of certain stock option grants in 2005. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2007, and restricted stock activity during the nine months ended November 30, 2007 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	413,255	$17.12
Granted	529,485	8.67
Vested (restriction lapsed)	266,193	12.08
Forfeited	39,859	10.89

Grants outstanding, end of period	636,688	12.59
The total fair value of shares vested during the nine months ended November 30, 2006 and 2007 was $3.3 million and $3.2 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and nine months ended November 30, 2006 and 2007:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2006	2007	2006	2007
Station operating expenses	$803	$576	$2,769	$2,329
Corporate expenses	1,150	1,112	3,715	3,216

Stock-based compensation expense included in operating expenses	1,953	1,688	6,484	5,545
Tax benefit	(801)	(692)	(2,658)	(2,273)

Recognized stock-based compensation expense, net of tax	$1,152	$996	$3,826	$3,272

As of November 30, 2007, there was $6.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.
Note 3. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $819.3 million as of February 28, 2007, and November 30, 2007. This amount is entirely attributable to our radio division.
     The Company uses a direct-method valuation approach known as the greenfield income valuation method when it performs its annual impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its units of accounting if the unit of accounting were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting was beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. For its radio stations, the Company has determined the unit of accounting to be all of its stations in a local market. The required annual impairment tests may result in impairment charges in future periods.
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
     This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations.
     As of February 28, 2007, and November 30, 2007, the carrying amount of the Company’s goodwill was $77.6 million and $80.5 million, respectively. As of February 28, 2007, approximately $25.4 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of November 30, 2007, approximately $25.4 million and $55.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. The increase in publishing goodwill during the nine months ended November 30, 2007, is entirely attributable to our purchase of Orange Coast Magazine as discussed in Note 5 below. The required annual impairment tests may result in impairment charges in future periods.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, favorable office leases and trademarks, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2007 and November 30, 2007:

		February 28, 2007			November 30, 2007
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	7.4	$38,306	$19,430	$18,876	$38,881	$22,404	$16,477
Favorable Office Leases	6.4	688	394	294	688	474	214
Trademarks	19.6	782	392	390	3,682	475	3,207
Advertising Base	4.0	—	—	—	1,162	97	1,065
Noncompete and Other	3.0	—	—	—	312	35	277

TOTAL		$39,776	$20,216	$19,560	$44,725	$23,485	$21,240

     Total amortization expense from definite-lived intangibles for the three-month periods ended November 30, 2006 and 2007 was $1.0 million and $1.2 million, respectively. Total amortization expense from definite-lived intangibles for the nine-month periods ended November 30, 2006 and 2007 was $2.9 million and $3.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2008	$4,388
2009	4,859
2010	4,686
2011	2,957
2012	2,744
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
     The Company estimates the fair value of the Swap identified above to be a liability of $3.5 million as of November 30, 2007. The fair value of the Swap is estimated by obtaining a quotation from a financial institution that is one of the counterparties to the Company’s Swap agreement. The fair value is an estimate of the net amount that the Company would be required to pay on November 30, 2007, if the agreements were transferred to other parties or cancelled by the Company.

Note 5. Significant Events
Katz Representation Agreement
     On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which is reflected as a noncash contract termination fee in the accompanying condensed consolidated statement of operations. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation. The resulting obligation will be recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.
     As part of the new agreement, Katz has guaranteed a minimum amount of national sales for Emmis’ fiscal years ended February 2008 and 2009. If Katz does not deliver the guaranteed minimum sales amount for either of these years, Katz pays the shortfall to Emmis. Emmis will accrue for such shortfalls, if any, at the time they become probable of receipt as a reduction to national agency commission expense in the year of the shortfall. As of November 30, 2007, Emmis did not accrue for any shortfall for fiscal 2008 as a shortfall was not considered probable.
Proceeds from SJL Broadcast LLC Note Receivable
     In connection with its January 2006 sale of KHON-TV in Honolulu to SJL Broadcast Group LLC (“SJL”), Emmis and SJL executed a $6.0 million note secured by SJL’s interest in certain property in Honolulu. The terms of the note required SJL to pay the note in full if SJL sold its interest in the property that secured the note. On November 1, 2007, SJL sold the property and repaid the $6.0 million note. The cash receipt is included in net cash provided by investing activities - discontinued operations in the accompanying condensed consolidated statements of cash flows.
Purchase of Orange Coast Kommunications, Inc.
     On July 25, 2007, Emmis completed its acquisition of Orange Coast Kommunications, Inc., publisher of Orange Coast Magazine, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld and will be paid to the seller nine months from the date of purchase, subject to certain conditions. This $0.3 million is classified as accounts payable in the accompanying condensed consolidated balance sheets. Orange Coast Magazine fits Emmis’ niche of publishing quality city and regional magazines. Orange Coast Magazine serves the affluent area of Orange County, CA, and may also provide synergies with our other California-based publications, Los Angeles magazine and Tu Ciudad Los Angeles. The acquisition was financed through borrowings under the senior credit facility. The operating results of Orange Coast Magazine from July 25, 2007, through November 30, 2007, are included in the accompanying condensed consolidated financial statements. The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$570	Less than one year
Other current assets	73	Less than one year

Furniture and fixtures	20	5 years

Goodwill	2,845	Indefinite
Trademark	2,922	15 years
Advertiser list	1,162	4 years
Other definite lived intangibles	312	3 years

Other current liabilities	(564)
Deferred income taxes	(490)

Total purchase price	$6,850

Sale of KHON-TV
     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co, Inc. for $40.0 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $10.1 million, net of tax, which is included in discontinued operations in the accompanying condensed consolidated statement of operations.
Sale of KMTV-TV
     On March 27, 2007, the Company completed its sale of KMTV-TV in Omaha to Journal Communications, Inc. and received $10.0 million in cash. KMTV-TV had been operated by Journal Communications, Inc. under a local programming and marketing agreement since December 5, 2005.
Note 6. Pro Forma Financial Information
     Unaudited pro forma financial information is presented below for the three-month and nine-month periods ended November 30, 2006 and 2007 assuming the acquisition of Orange Coast Kommunications, Inc. (see Note 5) had occurred on the first day of the pro forma periods presented below.
     Preparation of the pro forma financial information was based upon assumptions deemed appropriate by the Company’s management. The pro forma financial information presented below is not necessarily indicative of the results that actually would have occurred if the transaction indicated above had been consummated at the beginning of the periods presented, and is not intended to be a projection of future results.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
	(Pro Forma)	(Historical)	(Pro Forma)	(Pro Forma)
Net revenues	$92,647	$91,713	$284,883	$278,149

Net income (loss) from continuing operations	$(1,311)	$(5,537)	$2,465	$(2,945)

Net loss available to common shareholders from continuing operations	$(3,557)	$(7,783)	$(4,273)	$(9,683)

Net loss per share available to common shareholders from continuing operations:
Basic	$(0.10)	$(0.22)	$(0.11)	$(0.26)

Diluted	$(0.10)	$(0.22)	$(0.11)	$(0.26)

Weighted average shares outstanding:
Basic	37,290	35,558	37,214	36,885
Diluted	37,290	35,558	37,214	36,885
Note 7. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month and nine-month periods ended November 30, 2006 and 2007:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2006	2007	2006	2007
Net income (loss)	$3,192	$104	$124,252	$14,471
Change in fair value of derivative	—	(2,034)	—	(2,087)
Translation adjustment	445	1,179	653	2,079

Total comprehensive income (loss)	$3,637	$(751)	$124,905	$14,463

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
     During the three months ended November 30, 2007, the Company repurchased 0.4 million shares for $2.7 million (average price of $6.48 per share). The Company repurchased 2.2 million shares for $13.9 million (average price of $6.23 per share) during the period August 8, 2007 through November 30, 2007.
Note 9. Segment Information
     The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments.
     The Company’s segments operate primarily in the United States, but we also operate radio stations located in Belgium, Hungary, Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of November 30,
	2006	2007	2006	2007	2006	2007
Belgium	$459	$602	$1,026	$1,292	$3,629	$3,368

Hungary	3,549	4,252	12,870	14,326	5,051	4,597

Slovakia	2,417	3,160	7,396	9,591	11,229	10,619

Bulgaria	459	941	1,303	2,627	5,133	6,225
     In the quarter ended August 31, 2005, Emmis concluded its television division assets were held for sale in accordance with SFAS No. 144. Emmis sold KKFR-FM in Phoenix in July 2006 and WRDA-FM in St. Louis in May 2006. Accordingly, the results of operations of the television division, KKFR-FM and WRDA-FM have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2007, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
November 30, 2006 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$66,704	$24,501	$—	$91,205
Station operating expenses	41,665	20,189	—	61,854
Corporate expenses	—	—	8,339	8,339
Depreciation and amortization	2,568	192	657	3,417
Loss on disposal of assets	1	1	—	2

Operating income (loss)	$22,470	$4,119	$(8,996)	$17,593

Assets — continuing operations	$996,787	$80,916	$49,080	$1,126,783
Assets — discontinued operations	27	—	98,003	98,030

Total assets	$996,814	$80,916	$147,083	$1,224,813

Three Months Ended		Publishing
November 30, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$64,564	$27,149	$—	$91,713
Station operating expenses	44,057	22,074	—	66,131
Noncash contract termination fee	15,252	—	—	15,252
Corporate expenses	—	—	4,872	4,872
Depreciation and amortization	2,764	321	617	3,702
Gain on disposal of assets	(198)	—	—	(198)

Operating income (loss)	$2,689	$4,754	$(5,489)	$1,954

Assets — continuing operations	$989,217	$88,588	$42,072	$1,119,877
Assets — discontinued operations	—	—	55,583	55,583

Total assets	$989,217	$88,588	$97,655	$1,175,460

Nine Months Ended		Publishing
November 30, 2006 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$214,630	$66,271	$—	$280,901
Station operating expenses	133,246	58,627	—	191,873
Corporate expenses	—	—	23,308	23,308
Depreciation and amortization	7,395	522	1,998	9,915
Loss on disposal of assets	4	1	—	5

Operating income (loss)	$73,985	$7,121	$(25,306)	$55,800

Assets — continuing operations	$996,787	$80,916	$49,080	$1,126,783
Assets — discontinued operations	27	—	98,003	98,030

Total assets	$996,814	$80,916	$147,083	$1,224,813

Nine Months Ended		Publishing
November 30, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$203,980	$71,395	$—	$275,375
Station operating expenses	140,417	61,567	—	201,984
Noncash contract termination fee	15,252			15,252
Corporate expenses	—	—	16,921	16,921
Depreciation and amortization	8,194	716	1,891	10,801
Gain on sale of assets	(104)	—	—	(104)

Operating income (loss)	$40,221	$9,112	$(18,812)	$30,521

Assets — continuing operations	$989,217	$88,588	$42,072	$1,119,877
Assets — discontinued operations	—	—	55,583	55,583

Total assets	$989,217	$88,588	$97,655	$1,175,460

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
     On May 31, 2007, the Company received a letter on behalf of SJL Acquisition, LLC, the buyer of KHON-TV, our former station in Honolulu. The letter alleges that Emmis violated the terms of its affiliation agreement with Fox Broadcasting Company during its ownership of KHON-TV causing damages to SJL Acquisition, LLC in excess of $10 million. Emmis disputes the allegations and intends to defend itself vigorously in the matter if and when appropriate.
     On May 7, 2007, the Company received a letter of inquiry and request for information from the FCC related to sponsorship identification practices at certain of our radio stations as part of an industry-wide investigation by the FCC. The Company has cooperated with the FCC in this investigation and will continue to produce documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations and cash flows.
     On June 13, 2006, Emmis filed a lawsuit in federal court in Indianapolis seeking damages for CBS Radio’s actions in connection with its hiring of former Emmis CFO Walter Berger. Emmis also filed an arbitration action against Mr. Berger seeking damages for breach of contract. The lawsuit against CBS Radio and arbitration action against Mr. Berger were resolved in October 2007.
     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated the matter, and based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter if and when appropriate.
Note 11. Subsequent Events
     On December 17, 2007, Emmis acquired 100% of the shares of Infopress & Company EEOD for $8.8 million. Infopress & Company EEOD operates Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria.
     On December 21, 2007, Emmis filed Form S-8 with the SEC to register an additional 500,000 shares of Class A Common Stock for use in Company-sponsored 401(k) benefit plans.

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
     The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2006 and 2007. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	% of Total	2007	% of Total	2006	% of Total	2007	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$58,259	63.9%	$58,952	64.3%	$182,320	64.9%	$180,255	65.5%
National	18,177	19.9%	16,543	18.0%	51,725	18.4%	46,271	16.8%
Publication Sales	3,628	4.0%	3,846	4.2%	10,941	3.9%	10,832	3.9%
Non Traditional	4,710	5.2%	5,186	5.7%	17,931	6.4%	17,769	6.5%
Other	6,431	7.0%	7,186	7.8%	17,984	6.4%	20,248	7.3%

Total net revenues	$91,205		$91,713		$280,901		$275,375

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2007, local sales, excluding political revenues, represented approximately 85% and 60% of our advertising revenues for our radio and publishing divisions, respectively. In the nine-month period ended November 30, 2006, local sales, excluding political revenues, represented approximately 83% and 60% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top-ten categories for radio represent approximately 62% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 12% of the radio segment’s advertising net revenues in the nine-month period ended November 30, 2007.
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
     The radio industry has begun several initiatives to address these issues, most notable of which is the rollout of HD RadioTM. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional channels. To make the rollout of HD Radio more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD Radio receivers, particularly in automobiles. We currently utilize HD Radio digital technology on most of our FM stations. It is unclear what impact HD Radio will have on the markets in which we operate.
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when content is aired and when audience listening or viewing habits can be reported. On November 26, 2007, Arbitron announced that it was delaying the first PPM survey month in New York, Chicago and Los Angeles to September 2008. In markets in which PPM is currently in place, urban formats have generally received lower ratings as compared to the traditional ratings system primarily due to the measurement of time spent listening. Preliminary PPM results released for New York in October 2007 indicated that the ratings of urban formats, including our three-station cluster, declined versus the traditional diary system. Since more than 50% of our domestic radio revenues are derived from urban formats, the adoption of PPM could have a material adverse impact on our ratings and revenues.
     Our three-station radio cluster in New York trailed the performance of its peers during the nine-month period ended November 30, 2007. For the nine-month period ended November 30, 2007, our New York radio stations’ revenues were down 12.0%, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that revenues of the New York market in total were down 3.7%. We believe we trailed the performance of our peers in New York principally due to poor national sales performance and deterioration in ratings at WQHT-FM and WQCD-FM compared to the prior year. For the nine-month period ended November 30, 2007, our New York radio stations’ national revenues were down 35.7%, whereas Miller Kaplan reported that national revenues of the New York market in total were down 7.7%. On October 1, 2007, we switched our national sales representation from Interep to Katz. The new contract with Katz provides for certain performance guarantees for the remainder of the current fiscal year as well as our next fiscal year. We believe that national sales performance in the New York market under Katz’s representation will improve. We also believe that we have solidified our management positions in New York and ratings data for WRKS-FM has improved over the past year.
     Our two-station radio cluster in Los Angeles has also trailed the performance of its peers during the nine-month period ended November 30, 2007. For the nine-month period ended November 30, 2007, our Los Angeles radio stations’ revenues were down 12.7%, whereas Miller Kaplan reported that revenues of the Los Angeles market in total were down 4.4%. Ratings for KPWR-FM began to improve during calendar 2006 and this strength continued for most of the current fiscal year, though ratings have begun to soften. Better ratings for most of the current fiscal year at KPWR-FM allowed this station to exceed the performance of our peers for the nine-month period ended November 30, 2007. However, at KMVN-FM (formerly KZLA-FM), ratings and revenues results since the format change from Country to Rhythmic/Pop Contemporary in August 2006 have not met the Company’s expectations. We have invested additional resources in promoting the station in the nine-months ended November 30, 2007, but ratings at KMVN-FM remain below expectations. The performance at KMVN-FM has been the primary factor in the Los Angeles cluster financial performance lagging the Los Angeles market.
     On December 18, 2007, legislation was introduced that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC. The proposed legislation would add another layer of royalties that would be paid by terrestrial radio broadcasters directly to the record labels and artists. Opposing legislation was previously introduced that would ban any further royalties levied upon terrestrial radio broadcasters. It is currently unclear as to which proposed legislation, if any, will become law.
     Emmis is near completion of its strategy to divest all its television stations. As of November 30, 2007, Emmis has sold fifteen of its sixteen television stations, receiving gross proceeds of approximately $1.18 billion. Emmis expects to sell its remaining television station, WVUE-TV in New Orleans, in the next three to 12 months.
     As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value.
ACCOUNTING PRONOUNCEMENTS
SFAS 160
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the Company on March 1, 2009.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s financial position, results of operations or cash flows.
SFAS 141 (Revised 2007)
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141”).  This statement replaces Statement of Financial Accounting Standards No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after March 1, 2009. The Company is currently assessing the impact of the statement.

EITF 06-11
     On June 27, 2007, the EITF reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for the Company on March 1, 2008.  The Company does not expect the adoption of EITF No. 06-11 to have a material effect on the Company’s financial position, results of operations or cash flows.
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
SFAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We will adopt SFAS No. 157 no later than March 1, 2008, except for any portion of the Statement that is deferred pursuant to a recently proposed FASB Staff Position. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.
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
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.8 million as of March 1, 2006. The restatement increased earnings per share attributable to net income available to common shareholders by $0.01 for the three months and nine months ended November 30, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, our results from operations for the three months and nine months ended November 30, 2006 and cash flows for the nine months ended November 30, 2006:
Condensed Consolidated Balance Sheets
As of February 28, 2007

	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)

Condensed Consolidated Statements of Operations For the three months ended November 30, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	8,444	(105)	8,339
Provision for income taxes	461	43	504
Loss from continuing operations	(1,270)	62	(1,208)

Condensed Consolidated Statements of Operations For the nine months ended November 30, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Corporate expenses	23,623	(315)	23,308
Provision for income taxes	5,019	129	5,148
Income from continuing operations	2,736	186	2,922

Condensed Consolidated Statements of Cash Flows For the nine months ended November 30, 2006

	As Previously
	Reported	FSP Adjustment	As Adjusted
Net income	124,066	186	124,252
Benefit for deferred income taxes	(768)	129	(639)
Change in accounts payable and accrued liabilities	(18,097)	(315)	(18,412)
FIN 48
          Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. The Company did not record any interest or penalties related to uncertain tax positions during the nine months ended November 30, 2007.
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
          The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48 on March 1, 2007, the estimated value of the Company’s uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of November 30, 2007, the estimated value of the Company’s uncertain tax positions is approximately $0.6 million, $0.4 million of which is included in deferred income taxes, $0.1 million of which is included in other current liabilities and $0.1 million of which is included in noncurrent liabilities in the accompanying condensed consolidated balance sheet as of November 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company and it is more likely than not that the Company will realize the tax benefits, then approximately $0.6 million would reduce the Company’s provision for income taxes. The Company does not expect any significant change in the amount of unrecognized tax benefits over the next 12 months.
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
     Allocations for Purchased Assets
          We typically engage an independent valuation firm to value assets acquired in a material acquisition. We use the valuation report to help us allocate the purchase price of the acquisition among different categories of assets. To the extent that fair value is not appropriately allocated to purchased assets, depreciation and amortization expense could be materially different.

     Deferred Taxes and Effective Tax Rates
          We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize advisors in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million and $1.7 million accrued for employee healthcare claims as of February 28, 2007, and November 30, 2007, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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
Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2007, Compared to November 30, 2006
Net revenue pro forma reconciliation:
          Our sole acquisition since March 1, 2006 was Orange Coast Kommunications, Inc., which publishes Orange Coast Magazine. This acquisition was completed on July 25, 2007. The results of our television division, our radio station sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual revenues to pro forma revenues.

	Three Months Ended November 30				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$66,704	$64,564	$(2,140)	-3.2%	$214,630	$203,980	$(10,650)	-5.0%
Publishing	24,501	27,149	2,648	10.8%	66,271	71,395	5,124	7.7%

Total	91,205	91,713	508	0.6%	280,901	275,375	(5,526)	-2.0%

Plus: Net revenues from acquisitions
Radio	—	—			—	—
Publishing	1,442	—			3,982	2,774

Total	1,442	—			3,982	2,774

Pro forma net revenues
Radio	66,704	64,564	(2,140)	-3.2%	214,630	203,980	(10,650)	-5.0%
Publishing	25,943	27,149	1,206	4.6%	70,253	74,169	3,916	5.6%

Total	$92,647	$91,713	$(934)	-1.0%	$284,883	$278,149	$(6,734)	-2.4%

     For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 6 to the accompanying condensed consolidated financial statements.
Net revenues:
     Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the nine-month period ended November 30, 2007, net revenues of our domestic radio stations were down 8.3%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 4.2%. For the three-month period ended November 30, 2007, net revenues of our domestic radio stations were down 7.0%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 5.8%.We underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets, which collectively account for approximately 50% of our domestic radio revenues. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, in August 2006, we changed the format of KMVN-FM (formerly KZLA-FM) in Los Angeles from Country to Rhythmic/Pop Contemporary. This format change has continued to negatively impact net revenues. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the nine-month period ended November 30, 2007, our average unit rate for our domestic radio stations was down 12% and our number of units sold was up 4%.
     On a pro forma basis (assuming Orange Coast Magazine had been purchased on March 1, 2006), publishing net revenues for the three-month and nine-month periods ended November 30, 2007 would have increased $1.2 million, or 4.6%, and $3.9 million, or 5.6%, respectively. The increase in publishing pro forma net revenue for both the three-months and nine-month periods ended November 30, 2007 is primarily due to performance at Los Angeles Magazine, which has realized increases in the automotive, entertainment, retail and travel categories.
     On a consolidated basis, pro forma net revenues for the three-month and nine-month periods ended November 30, 2007, decreased $0.9 million, or 1.0%, and $6.7 million, or 2.4%, due to the effect of the items described above.
Station operating expenses pro forma reconciliation:
     Our sole acquisition since March 1, 2006 was Orange Coast Kommunications, Inc., which publishes

Orange Coast Magazine. This acquisition was completed on July 25, 2007. The results of our television division, our radio station sold in Phoenix and our radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual station operating expenses to pro forma station operating expenses.

	Three Months Ended November 30				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses
Radio	$41,665	$44,057	$2,392	5.7%	$133,246	$140,417	$7,171	5.4%
Publishing	20,189	22,074	1,885	9.3%	58,627	61,567	2,940	5.0%

Total	61,854	66,131	4,277	6.9%	191,873	201,984	10,111	5.3%

Plus: Station operating expenses from acquisitions
Radio	—	—			—	—
Publishing	1,353	—			3,967	2,894

Total	1,353	—			3,967	2,894

Pro forma station operating expenses
Radio	41,665	44,057	2,392	5.7%	133,246	140,417	7,171	5.4%
Publishing	21,542	22,074	532	2.5%	62,594	64,461	1,867	3.0%

Total	$63,207	$66,131	$2,924	4.6%	$195,840	$204,878	$9,038	4.6%

     For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 6 to the accompanying condensed consolidated financial statements.
Station operating expenses:
     Radio station operating expenses increased in the three-month period ended November 30, 2007, principally due to $1.4 million of incremental expenses related to Emmis Interactive, primarily consisting of headcount increases, and $1.2 million of additional spending at our international radio stations. Radio station operating expenses increased in the nine-month period ended November 30, 2007, principally due to $2.7 million of incremental expenses related to Emmis Interactive and $3.7 million of additional spending at our international radio stations. The additional operating expenses incurred in the three-month and nine-month periods ended November 30, 2007, are partially offset by lower sales-related costs due to the decline in revenues as discussed above.
     On a pro forma basis (assuming Orange Coast Magazine had been purchased on March 1, 2006), publishing operating expenses for the three-month and nine-month periods ended November 30, 2007 would have increased $0.5 million, or 2.5%, and $1.9 million, or 3.0%, respectively. The additional operating expenses incurred in the three-month and nine-month periods ended November 30, 2007, mostly relate to higher sales-related costs due to the increase in revenues as discussed above.
     On a consolidated basis, pro forma station operating expenses for the three–month and nine-month periods ended November 30, 2007, increased $2.9 million, or 4.6%, and $9.0 million, or 4.6%, respectively, due to the effect of the items described above.

Noncash contract termination fee:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Noncash contract termination fee	$—	$15,252	$15,252	N/A	$—	$15,252	$15,252	N/A
     On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. and entered into a new agreement with Katz Communications, Inc. extending through March 2018. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz.
Corporate expenses:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Corporate expenses	$8,339	$4,872	$(3,467)	(41.6)%	$23,308	$16,921	$(6,387)	(27.4)%
     Corporate expenses decreased due to continuing efforts to streamline our corporate services subsequent to the divestiture of substantially all of our television division. Also, our CEO voluntarily reduced his annual salary to $1 for fiscal 2008, which has contributed to the decrease in the three–month and nine-month periods ended November 30, 2007, as compared to the same periods of the prior year. Included in corporate expenses in the nine months ended November 30, 2006 are $2.5 million of costs incurred related to a potential going private transaction and $1.8 million of costs in connection with the special cash dividend paid in November 2006.
Depreciation and amortization:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Depreciation and amortization:
Radio	$2,568	$2,764	$196	7.6%	$7,395	$8,194	$799	10.8%
Publishing	192	321	129	67.2%	522	716	194	37.2%
Corporate	657	617	(40)	(6.1)%	1,998	1,891	(107)	(5.4)%

Total depreciation and amortization	$3,417	$3,702	$285	8.3%	$9,915	$10,801	$886	8.9%

     Substantially all of the increase in radio depreciation and amortization expense for the three–month and nine-month periods ended November 30, 2007, relates to various additions of HD Radio broadcasting equipment.
     Substantially all of the increase in publishing depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2007, is due to amortization of intangibles of Orange Coast, which was acquired in July 2007.

Operating income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Operating income (loss):
Radio	$22,470	$2,689	$(19,781)	(88.0)%	$73,985	$40,221	$(33,764)	(45.6)%
Publishing	4,119	4,754	635	15.4%	7,121	9,112	1,991	28.0%
Corporate	(8,996)	(5,489)	3,507	(39.0)%	(25,306)	(18,812)	6,494	(25.7)%

Total operating income	$17,593	$1,954	$(15,639)	(88.9)%	$55,800	$30,521	$(25,279)	(45.3)%

     In the three–month and nine-month periods ended November 30, 2007, radio operating income decreased due to the $15.3 million noncash contract termination fee and declining revenues in our New York and Los Angeles markets, as discussed above. Competitive pressure in New York and our station format change in Los Angeles continue to present challenges for the Company.
     In the three-month and nine-month periods ended November 30, 2007, publishing operating income increased due to the performance of Los Angeles Magazine which was partially offset by additional promotional spending and higher sales-related costs.
     In the three–month and nine-month periods ended November 30, 2007, corporate operating loss decreased due to our continuing efforts to streamline our corporate services subsequent to the disposition of substantially all of our television division. Additionally, during the nine-month period ended November 30, 2006, the Company incurred $2.5 million of costs related to a potential going private transaction and $1.8 million of costs in connection with the special cash dividend paid in November 2006
Interest expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Interest expense	$9,505	$8,692	$(813)	(8.6)%	$33,621	$26,678	$(6,943)	(20.7)%
     The decrease in interest expense is due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of proceeds from the sale of assets, partially offset by higher interest rates on the senior credit facility.
Loss on debt extinguishment:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Loss on debt extinguishment	$10,023	$—	$(10,023)	N/A	$13,403	$—	$(13,403)	N/A
     During the nine-month period ended November 30, 2006, the Company redeemed, at 106.25% of par, $1.4 million outstanding of its 12.5% senior discount notes, redeemed $120.0 million of its senior floating rate notes, redeemed a portion of its senior credit facility which resulted in a permanent reduction of capacity under the credit facility, redeemed approximately $374.9 million of the $375.0 million outstanding Senior Subordinated Notes at par plus accrued and unpaid interest and also amended and restated its senior credit facility. In connection with these debt redemptions, the Company recorded a loss on debt extinguishment of $13.4 million.

Income before income taxes, minority interest and discontinued operations:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$(50)	$(6,521)	$(6,471)	12942.0%	$11,446	$4,285	$(7,161)	(62.6)%
     The decrease in the three-month and nine-month periods ended November 30, 2007, is principally due to lower operating income of our radio division, partially offset by lower corporate expenses, lower interest expense and the absence of any losses on debt extinguishments in the current year.
Provision for income taxes:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Provision for income taxes	$504	$(2,237)	$(2,741)	(543.8)%	$5,148	$3,126	$(2,022)	(39.3)%
     The effective tax rate for the nine-month periods ended November 30, 2006 and 2007, were 45.0% and 73.0%, respectively. Our effective tax rates differed from our statutory rate of 41% due to our low income before income taxes in relation to other non-deductible items. We expect our effective tax rate for the year ending February 29, 2008, to be approximately 70%. The expected effective tax rate for the year ending February 29, 2008 increased significantly from prior quarter’s projection as we lowered projected income before taxes for the year, mostly due to the inclusion of the noncash contract termination fee discussed above.
Minority interest expense, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Minority interest expense, net of tax	$654	$1,253	$599	91.6%	$3,376	$3,774	$398	11.8%
     Our minority interest expense principally relates to the minority shareholders’ proportionate shares of income generated by our radio partnership in Austin, Texas (we own 50.1%), our radio station in Hungary (we own 59.5%), and our radio operations in Bulgaria (we own approximately 60%).
Income from discontinued operations, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Income from discontinued operations, net of tax	$4,400	$5,641	$1,241	28.2%	$121,330	$17,086	$(104,244)	(85.9)%
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2007	2006	2007
Income (loss) from operations:
KKFR-FM	$(104)	$—	$433	$—
Television	6,678	10,249	18,060	12,036

Total	6,574	10,249	18,493	12,036
Less: Provision for income taxes	2,043	4,303	7,132	5,040

Income from operations, net of tax	4,531	5,946	11,361	6,996

Gain (loss) on sale of discontinued operations:
KKFR-FM	(247)	—	18,870	—
Television	—	—	160,760	18,237
WRDA-FM	30	—	7,052	—

Total	(217)	—	186,682	18,237
Less: Provision (benefit) for income taxes	(86)	305	76,713	8,147

Gain (loss) on sale of discontinued operations, net of tax	(131)	(305)	109,969	10,090

Income from discontinued operations, net of tax	$4,400	$5,641	$121,330	$17,086

     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. During the nine months ended November 30, 2007, the Company recognized a gain of $2.1 million, net of tax, relative to its Katrina business interruption insurance claim. Additionally, in the nine months ended November 30, 2007 the Company recognized a gain on disposal of assets of $2.7 million, net of tax, relative to its Katrina property insurance claim. Business interruption proceeds and the gain on disposal of assets are classified as income from discontinued operations in the accompanying condensed consolidated statements of income. Business interruption proceeds and the gain on disposal of assets are classified as a reduction of operating expenses and as a gain on disposal of assets in the summary of television operations above. Our business-interruption claim and property claim negotiations with our insurance carrier continue, but the extent to which Emmis will receive additional proceeds related to our claim is unclear.
Net income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2006	2007	$ Change	% Change	2006	2007	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Net income:	$3,192	$104	$(3,088)	(96.7)%	$124,252	$14,471	$(109,781)	(88.4)%
     The decrease in net income in the three-month and nine-month periods ended November 30, 2007, is principally attributable to lower income from discontinued operations.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used capital to repurchase our common stock. In November 2006, we paid a special $4 per common share dividend totaling $150.2 million. On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. Through

November 30, 2007, the Company has repurchased 2.2 million shares for $13.9 million (average price of $6.23 per share). Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
     At November 30, 2007, we had cash and cash equivalents of $25.4 million and net working capital of $76.3 million. At February 28, 2007, we had cash and cash equivalents of $20.7 million and net working capital of $60.5 million. Cash and cash equivalents held at various European banking institutions at November 30, 2007, and February 28, 2007 was $22.6 million and $12.9 million, respectively. During the nine-month period ended November 30, 2007, working capital increased $15.8 million. The increase in net working capital primarily relates to higher accounts receivable due to seasonality of the business.
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
  Operating Activities
     Cash flows provided by operating activities were $32.5 million for the nine-month period ended November 30, 2007 versus $12.8 million in the same period of the prior year. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
  Investing Activities
     Cash flows provided by investing activities were $40.8 million for the nine-month periods ended November 30, 2007, versus $316.0 million in the same period of the prior year. Investing activities include capital expenditures and business acquisitions and dispositions.
     During the nine-month period ended November 30, 2006, the Company completed the sale of WRDA-FM, WBPG-TV, KKFR-FM and WKCF-TV to various buyers for $318.0 million in cash. During the nine-month period ended November 30, 2007, the Company completed the sale of KGMB-TV and KMTV-TV for $50.0 million in cash, received proceeds of $6.0 million in connection with the payoff of its KHON-TV real estate note receivable and completed its acquisition of Orange Coast Magazine for $6.5 million in cash.
     Capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and computer equipment replacements. In the nine-month periods ended November 30, 2006 and 2007, we had capital expenditures of $2.3 million and $3.9 million, respectively. We expect capital expenditures related to continuing operations to be approximately $7.5 million in the current fiscal year, compared to $5.3 million in fiscal 2007. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
  Financing Activities
     Cash flows used in financing activities were $70.4 million for the nine-month period ended November 30 2007, versus $453.8 million in the same period of the prior year. Cash flows used in financing activities in the nine-month period ended November 30, 2007, primarily relate to the $49.2 million of net repayments of debt under our senior credit facility coupled with $13.9 million used to repurchase shares of our Class A common stock. Cash used in financing activities for the nine-month period ended November 30, 2006, included the payment of a one-time dividend of $4.00 per common share totaling $150.2 million, the redemption of $374.9 million of the 6 7/8% Senior Subordinated Notes, the redemption of $120.0 million of senior floating rate notes and the redemption of $1.4 million of senior discount notes. These transactions were funded by cash on hand from our sales of discontinued operations as well as additional borrowings under our senior credit facility.
     As of November 30, 2007, Emmis had $448.8 million of borrowings under its senior credit facility ($4.4 million current and $444.4 million long-term), $4.2 million of other indebtedness ($1.2 million current and $3.0 million long-term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2007, our weighted average borrowing rate under our credit facility including our interest rate exchange agreement was approximately 7.0%.
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
     At January 7, 2008, we had $139.8 million available for additional borrowing under our credit facility, which is net of $2.2 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at November 30, 2007. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership beginning in December 2007 based on an 18-multiple of trailing 12-month cash flow. If the option is exercised by Emmis, the minority partner has the right to defer this option to December 2008. We have not exercised our option.
Intangibles
     Including intangible assets classified as noncurrent assets – discontinued operations in the accompanying condensed consolidated balance sheet, at November 30, 2007, approximately 80% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, trademarks and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect our foreign licenses to be renewed, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States.

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
     On May 31, 2007, the Company received a letter on behalf of SJL Acquisition, LLC, the buyer of KHON-TV, our former station in Honolulu. The letter alleges that Emmis violated the terms of its affiliation agreement with Fox Broadcasting Company during its ownership of KHON-TV causing damages to SJL Acquisition, LLC in excess of $10 million. Emmis disputes the allegations and intends to defend itself vigorously in the matter if and when appropriate.
     On May 7, 2007, the Company received a letter of inquiry and request for information from the FCC related to sponsorship identification practices at certain of our radio stations as part of an industry-wide investigation by the FCC. The Company has cooperated with the FCC in this investigation and will continue to produce documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations and cash flows.
     On June 13, 2006, Emmis filed a lawsuit in federal court in Indianapolis seeking damages for CBS Radio’s actions in connection with its hiring of former Emmis CFO Walter Berger. Emmis also filed an arbitration action against Mr. Berger seeking damages for breach of contract. The lawsuit against CBS Radio and arbitration action against Mr. Berger were resolved in October 2007.
     In January 2005, a third party threatened claims against our radio station in Hungary seeking damages of approximately $4.6 million. Emmis has investigated the matter, and based on information gathered to date, Emmis believes the claims are without merit. Litigation has not been initiated and Emmis intends to defend itself vigorously in the matter if and when appropriate.
Quantitative and Qualitative Disclosures About Market Risk
     On March 28, 2007, Emmis entered into an interest rate swap agreement that fixed the underlying three-month LIBOR at 4.795%. The notional amount of the interest rate swap agreement totaled $165.0 million, and the agreement expires on March 27, 2010. Based on amounts outstanding at November 30, 2007, (including the interest rate swap agreement in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $2.8 million.

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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2007, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the nine-month period ended November 30, 2007, we made repurchases of our Class A common stock pursuant to (i) a share repurchase program authorized by our Board of Directors on August 8, 2007 and (ii) elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2007:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans of	Under the Plans
Period	Purchased	Share	Programs	or Programs
September 1, 2007 - September 30, 2007 (1) (2)	414,690	$6.48	414,592	$36,150,565
October 1, 2007 - October 31, 2007 (1) (2)	716	$5.58	—	$36,150,565
November 1, 2007 - November 30, 2007 (1) (2)	68	$4.50	—	$36,150,565

	415,474		414,592

(1)	On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10-b18. Repurchases in the amount of $2.7 million (414,592 shares at an average price of $6.48 per common share) were made under the Plan during the three months ended November 30, 2007.

(2)	In connection with employee tax obligations related to the vesting of restricted stock units during the quarter ended November 30, 2007, and in accordance with elections by certain employees, the Company is deemed to have purchased the shares withheld to satisfy the employees’ tax obligations as follows: (a) in September 2007, 98 shares at an average price of $4.94 per share, (b) in October 2007, 716 shares at an average price of $5.58 per share and (c) in November 2007, 68 shares at an average price of $4.50 per share. These shares are included in the table above.

Item 6. Exhibits
     (a) Exhibits.
          The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on December 6, 2007.

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 9, 2008	By: /s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial
Officer and Treasurer