Form 10-K
period 2008-02-29
EMMIS COMMUNICATIONS CORP
filed 2008-05-12
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 29, 2008

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $193,964,000.
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 1, 2008, was:

31,193,693	Class A Common Shares, $.01 par value
4,956,305	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement for 2008 Annual Meeting expected to be filed within 120 days	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
     This report includes or incorporates forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of words such as “intend,” “plan,” “may,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.
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

PART I
ITEM 1. BUSINESS.
GENERAL
     We are a diversified media company, principally focused on radio broadcasting. We operate the 7th largest publicly traded radio portfolio in the United States based on total listeners. We own and operate seven FM radio stations serving the nation’s top three markets – New York, Los Angeles and Chicago. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN.
     In addition to our domestic radio properties, we operate an international radio business, publish several city and regional magazines and operate one television station that is held for sale. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, own a national radio network in Slovakia, have a 59.5% interest in a national radio station in Hungary and controlling interests in three national radio networks in Bulgaria. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, Tu Ciudad, and Country Sampler and related magazines. We also own and operate one television station located in New Orleans. The Company has previously announced that it intends to sell this television station in the next three to twelve months, and the operation of this television station has been classified as discontinued operations for all periods presented. We also engage in various businesses ancillary to our broadcasting business, such as website design and development, consulting, broadcast tower leasing and operating a news information radio network in Indiana.
     Our operational focus is on maintaining our leadership position in radio broadcasting by continuing to enhance our operating performance. We have created top performing radio stations that rank, in terms of primary demographic target audience share, among the top ten stations in the New York, Los Angeles and Chicago radio markets according to the Fall 2007 Arbitron Survey. We believe that this strong large-market radio presence and our diversity of station formats make us attractive to a broad base of radio advertisers and reduces our dependence on any one economic sector or specific advertiser.
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
Deliver Results to Advertisers. Realizing that the ultimate success of our business depends on our ability to deliver results for our advertisers, we seek to become marketing partners with our advertisers by offering innovative solutions for reaching and connecting with consumers. Radio broadcasting is a highly-targeted advertising medium, and we are able to deliver niche audiences for advertisers in a cost-efficient manner. We believe that offering advertisers multiple points of contact with our audiences maximizes the strength of the advertiser’s message. To that end, we offer integrated marketing solutions to our advertisers that combine traditional on-air commercials with other multimedia consumer touch points including, among others, the Internet, mobile technologies and on-site appearances. We will continue to explore and invest in new, effective means of delivering results for our advertisers.

Pursue Strategic Acquisitions. We have built our portfolio by selectively acquiring underdeveloped media properties in desirable markets at reasonable purchase prices where our experienced management team has been able to enhance value. We have been successful in acquiring these types of media properties and improving their operational performance, revenues and cash flow with our marketing focus and innovative programming expertise. We find underdeveloped properties particularly attractive because they offer greater potential for revenue and cash flow growth than mature properties through the application of our operational experience. We intend to continue to evaluate potential acquisitions of international radio stations and city/regional magazines. We will also continue to explore acquisitions of businesses that have developed innovative new technologies that we believe will enhance our existing operations and other businesses that we believe both hold promise for long-term appreciation in value and leverage our strengths.
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
Extend Local Brands to New Digital Distribution Channels. Emmis has taken a leadership position in extending its leading radio and publishing brands to new digital distribution channels such as the Internet and mobile phones. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our listeners and readers by expanding products and services offered by our stations and magazines. Emmis Interactive LLC, a wholly-owned subsidiary of Emmis Communications Corporation, has developed industry leading website design, software development, and interactive sales training and consulting capabilities enabling Emmis to lead the radio industry in percentage of revenues from the Internet. We plan to continue to invest in these efforts and offer interactive services to other media companies.

     RADIO STATIONS
     In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by the station among all radio markets in the United States. Market revenue rankings are from BIA’s Investing in Radio 2007 (4th Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the Fall 2007 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY		STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC		AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET		SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	3		3.5
KMVN-FM		Rhythmic/Pop Contemporary	25-54	26	t	0.8

New York, NY	2
WRKS-FM		Classic Soul/Today’s R&B	25-54	4		4.3
WQHT-FM		Hip-Hop	18-34	1	t	3.7
WRXP-FM [1]		Adult Album Alternative	25-54	15	t	2.7

Chicago, IL	3
WLUP-FM		Classic Rock	25-54	12		2.1
WKQX-FM		Alternative Rock	18-34	9		1.6

St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	1		3.0
KSHE-FM		Album Oriented Rock	25-54	1		4.7
KIHT-FM		Classic Hits	25-54	6		3.4
KFTK-FM		Talk	25-54	8	t	3.2

Indianapolis, IN	32
WFNI-AM [2]		Sports Talk	25-54	5		6.2
WYXB-FM		Soft Adult Contemporary	25-54	4		6.3
WLHK-FM		Country	25-54	11	t	3.4
WIBC-FM [3]		News/Talk	35-64	15	t	2.2

Austin, TX	36
KLBJ-AM		News/Talk	25-54	7		5.0
KDHT-FM		Hip-Hop	18-34	7		2.9
KBPA-FM		Adult Hits	25-54	4		4.1
KLBJ-FM		Album Oriented Rock	25-54	9	t	3.0
KGSR-FM		Adult Album Alternative	25-54	14		2.0
KROX-FM		Alternative Rock	18-34	5		2.9

Terre Haute, IN	238
WTHI-FM		Country	25-54	1		22.3
WWVR-FM		Classic Rock	25-54	2		6.4

[1]	WRXP-FM (formerly WQCD-FM) changed format from Smooth Jazz to Adult Album Alternative in February 2008. Ratings shown above are for the former WQCD-FM format.

[2]	WFNI-AM (formerly WIBC-AM) changed format from News/Talk/Sports to Sports Talk in December 2007. Ratings shown above are for the former WIBC-AM format.

[3]	WIBC-FM (formerly WEXM-FM and WNOU-FM) changed format from a temporary Christmas music format to News/Talk in December 2007. Ratings shown above are for the former WEXM-FM and WNOU-FM formats.

     In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, own national radio networks in Slovakia and Bulgaria, have an approximate 60% interest in two other national radio networks in Bulgaria, and have a 59.5% interest in a national radio station in Hungary. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.
     TELEVISION STATION
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. As of February 29, 2008, the Company has sold fifteen of its sixteen television stations. The following discussion relates to the remaining television station, WVUE-TV, located in New Orleans, Louisiana which is classified as discontinued operations in the accompanying financial statements. On May 2, 2008, Emmis entered into an agreement to sell WVUE-TV.
     In the following table, “DMA Rank” is estimated by the Nielsen Media Research, Inc. (“Nielsen”) as of January 2008. Rankings are based on the relative size of a station’s market among the 210 generally recognized Designated Market Areas (“DMAs”), as defined by Nielsen. “Number of Stations in Market” represents the number of television stations (“Reportable Stations”) designated by Nielsen as “local” to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (i.e., a weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. time period. “Station Rank” reflects the station’s rank relative to other Reportable Stations based upon the DMA rating as reported by Nielsen from 9:00 a.m. to midnight, Sunday through Saturday. “Station Audience Share” reflects an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market as measured from 9:00 a.m. to midnight, Sunday through Saturday.

				NUMBER OF		STATION
TELEVISION	METROPOLITAN	DMA	AFFILIATION/	STATIONS	STATION	AUDIENCE	AFFILIATION
STATION	AREA SERVED	RANK	CHANNEL	IN MARKET(1)	RANK(1)	SHARE(1)	EXPIRATION
WVUE-TV	New Orleans, LA	53	Fox/8	8	2	11	June 30, 2010

(1)	Number of stations in market, station rank and station audience share for WVUE-TV is as of February 2008, the most recent period reported by Nielsen.
     Our affiliation agreement provides WVUE-TV with the right to rebroadcast all programs transmitted by FOX. In return, FOX has the right to sell a substantial portion of the advertising time during such broadcasts. Emmis does not receive any network compensation payments for WVUE-TV.
PUBLISHING OPERATIONS
     We publish the following magazines through our publishing division:

Monthly
Paid & Verified
Circulation(a)
Regional Magazines:
Texas Monthly	304,000
Los Angeles	150,000
Atlanta	72,000
Orange Coast	56,000
Indianapolis Monthly	46,000
Cincinnati	42,000
Tu Ciudad	33,000

Specialty Magazines (b):
Country Sampler	358,000
Country Business	29,000

(a)	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2007)

(b)	Our specialty magazines are circulated bimonthly

INTERNET AND NEW TECHNOLOGIES
     We believe that the growth of the Internet and other new technologies present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our stations and magazines. For that reason, we have continued to expand our Emmis Interactive group, which provides additional revenue opportunities for our radio and publishing entities through customized website design and development. Emmis Interactive recently began offering its services to third parties in exchange for a monthly royalty fee. The goal of Emmis Interactive is to leverage multiple technology platforms to not only create a two-way dialogue with listeners, but to also address the needs of marketers seeking multimedia touch points with potential consumers.
COMMUNITY INVOLVEMENT
     We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our stations and magazines participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, Big Brothers/Big Sisters, Coalition for the Homeless, Indiana Black Expo, the Children’s Wish Fund, the National Multiple Sclerosis Foundation and Special Olympics. The National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. In 2006, The Broadcasters’ Foundation honored Chairman and CEO Jeff Smulyan with its Golden Mike Award in recognition of his charitable efforts.
INDUSTRY INVOLVEMENT
     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, and as founding members of the Radio Operators Caucus. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” Our Radio Division President served as Chairman of the NAB’s Fall Radio Show in 2006 and reprised that role for the Fall Radio Show in 2007. Our management and on-air personalities have won numerous industry awards.
COMPETITION
     Radio and television broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet and direct marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Chicago). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the Federal Communications Commission (the “FCC”) permit certain joint ownership and joint operation of local stations. All of our radio stations take advantage of these joint arrangements in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
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
     The broadcasting industry historically has grown in terms of total revenues despite the introduction of new technology for the delivery of entertainment and information, such as cable television, the Internet, portable media players, satellite radio, and satellite television. We believe that radio’s portability in particular makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio industry.
ADVERTISING SALES
     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 29, 2008, approximately 21% of our total advertising revenues were derived from national sales and 79% were derived from local and regional sales. For the year ended February 29, 2008, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (84%) than our publishing entities (62%).
EMPLOYEES
     As of February 29, 2008, Emmis had approximately 1,190 full-time employees and approximately 375 part-time employees. Approximately 140 employees are represented by unions at our television station and various radio stations. We consider relations with our employees to be good.
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
FEDERAL REGULATION OF BROADCASTING
     Radio broadcasting in the United States is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”), as amended in part by the Telecommunications Act of 1996 (the “1996 Act”). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.
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

     LICENSE RENEWAL. Radio and television stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations and television station only), power and frequency of all owned stations as of February 29, 2008:

						Height
						Above
				Expiration		Average
				Date of		Terrain (in	Power (in
Radio Market	Stations	City of License	Frequency	License [1]	FCC Class	feet)	Kilowatts)
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2013	B	3035	25
	KMVN-FM	Los Angeles, CA	93.9	December 2013	B	3009	18.5

New York, NY	WRXP-FM	New York, NY	101.9	June 2014	B	1355	6.2
	WQHT-FM	New York, NY	97.1	June 2014	B	1339	6.7
	WRKS-FM	New York, NY	98.7	June 2014	B	1362	6

Chicago, IL	WKQX-FM	Chicago, IL	101.1	December 2004 [2]	B	1394	5.7
	WLUP-FM	Chicago, IL	97.9	December 2012	B	1394	4

St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2013	C1	561	100
	KIHT-FM	St. Louis, MO	96.3	February 2013	C1	1027	80
	KPNT-FM	St. Genevieve, MO	105.7	February 2005 [2]	C	1375	100
	KSHE-FM	Crestwood, MO	94.7	February 2013	C0	1027	100

Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2012	B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2012	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2004 [2]	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2012	B	492	50

Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2013	C0	1257	100
	KDHT-FM	Cedar Park, TX	93.3	August 2013	C	1926	100
	KGSR-FM	Bastrop, TX	107.1	August 2013	C2	499	39
	KLBJ-AM	Austin, TX	590	August 2013	B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2013	C	1050	97
	KROX-FM	Buda, TX	101.5	August 2013	C2	843	12.5

Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2012	B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2012	A	295	3.3

Height
Above
				Expiration	Average
			Analog / Digital	Date of	Terrain (in	Power (in
Television Market	Station	City of License	Channel [3]	License	feet)	Kilowatts)
New Orleans	WVUE-TV	New Orleans, LA	8/29	June 2013	991	316

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

[2]	Renewal application is pending.

[3]	WVUE-TV is currently broadcasting on digital channel 29. Post digital transition, WVUE-TV’s digital channel election is channel 8.
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
     Petitions to deny have been filed against the renewal applications for WKQX and KPNT and remain pending. An informal objection was filed against the renewal applications of the Company’s Indiana radio stations and was rejected by the FCC, and the licenses of all the Indiana radio stations except WIBC were renewed. However, a petition has been filed with the FCC seeking reconsideration of grant of those license renewals, and remains pending. See “PROGRAMMING AND OPERATION.”
     REVIEW OF OWNERSHIP RESTRICTIONS. The 1996 Act required the FCC to review all of its broadcast ownership rules every two years and to repeal or modify any of its rules that are no longer “necessary in the public interest.” Pursuant to recent congressional appropriations legislation, these reviews now must be conducted once every four years.
     In June of 2003, the FCC modified several of its regulations governing the ownership of radio stations in local markets. In June of 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the Commission’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. In December of 2007, the FCC adopted a decision pursuant to the remand ordered by the Court of Appeals. The FCC relaxed its long-standing prohibition on common ownership of a television or radio station and daily newspaper in the same market, allowing such ownership under limited circumstances. The FCC, however, largely left intact its other pre-2003 ownership rules, including those limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a given local market. The FCC’s decision has been appealed by a number of broadcasters (not including the Company) and by a number of “public interest” groups. We cannot predict whether such appeals will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
     The discussion below reviews the pertinent ownership rules currently in effect and the changes in the newspaper/broadcast rule adopted in the FCC’s December 2007 decision.
     Local Radio Ownership:
     The local radio ownership rule limits the number of commercial radio stations that may be owned by one entity in a given radio market based on the number of radio stations in that market:
•	if the market has 45 or more radio stations, one entity may own up to eight stations, not more than five of which may be in the same service (AM or FM);
•	if the market has between 30 and 44 radio stations, one entity may own up to seven stations, not more than four of which may be in the same service;
•	if the market has between 15 and 29 radio stations, one entity may own up to six stations, not more than four of which may be in the same service; and
•	if the market has 14 or fewer radio stations, one entity may own up to five stations, not more than three of which may be in the same service, however one entity may not own more than 50% of the stations in the market.
     Each of the markets in which our radio stations are located has at least 15 commercial radio stations.
     For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule.

     Although the FCC’s June 2003 decision did not change the numerical caps under the local radio rule, the Commission adjusted the rule by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer commits to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. The change in market definition appears to impact the Austin, Texas, market, such that we exceed the numerical cap for FM stations, so that if we chose to sell our Austin cluster of stations, we would have to either sell the cluster to a buyer meeting the requirements described above or “spin off” one FM station to a separate buyer.
     Cross-Media Ownership:
     The FCC’s radio/television cross-ownership rule generally permits the common ownership of the following combinations in the same market, to the extent permitted under the FCC’s television duopoly rule and local radio rules:
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
For purposes of this rule, the FCC counts as “voices” commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and no more than one cable operator. The Commission will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a “failed station.”
     As noted above, the FCC rules formerly prohibited common ownership of a daily newspaper and a radio or television station in the same local market. In its December 2007 decision, the FCC adopted rules that contain a presumption in favor of allowing ownership of one television or radio station in combination with one daily newspaper in the 20 largest media markets. In smaller markets, there is a presumption against allowing such ownership. In the case of proposed TV/newspaper combinations, the TV station may not be among the top four ranked stations in its market, and there must be at least eight independently owned and operated TV stations in the market post-transaction. It is unclear whether a stay earlier imposed by the Court of Appeals applies to the liberalized newspaper crossownership rule. In addition, there are efforts in Congress to adopt legislation repealing the rule and reinstating the prohibition on newspaper/broadcast crossownership.
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
     ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria in order to determine whether a certain ownership interest or other relationship with a Commission licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the Commission’s rules where the broadcasting company and such a stockholder, officer or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

•	all officer and director positions in a licensee or its direct/indirect parent(s);

•	voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e., a mutual fund, insurance company or bank);

•	any equity interest in a limited partnership or limited liability company where the limited partner or member is “materially involved” in the media-related activities of the LP or LLC and has not been “insulated” from such activities pursuant to specific FCC criteria;

•	equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper). In December of 2007, the FCC increased these limits under certain circumstances where the equity and/or debt interests are in a small business meeting certain requirements.
     To assess whether a voting stock interest in a direct or indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain.
     Under existing FCC policy, in the case of corporations having a “single majority shareholder,” the interests of minority shareholders are generally not deemed attributable. Because Jeffrey H. Smulyan’s voting interest in the Company currently exceeds 50%, this exemption appears to apply to the Company. Elimination of the exemption is, however, under consideration by the FCC. If the exemption is eliminated, or if Mr. Smulyan’s voting interest falls to or below 50%, then the interests of any minority shareholders that meet or exceed the thresholds described above would become attributable and would be combined with the Company’s interests for purposes of determining compliance with FCC ownership rules.
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
     Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement action by the FCC. The agency has engaged in more aggressive enforcement of its indecency regulations than has generally been the case in the past. In addition to imposing more stringent fines, the Commission has indicated that it may begin license revocation procedures for “serious” violations of the indecency law. Furthermore, in June of 2006, Congress passed legislation that increased the per-violation maximum fine tenfold, from $32,500 to $325,000.
     In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the Company adopted a compliance plan intended to avoid future indecency violations, (ii) the Company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the Company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the Company based on allegedly indecent broadcasts, and agreed not to use against the Company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the Company’s qualifications to hold FCC licenses. The Consent Decree was subsequently upheld by a federal court of appeals. Petitions have been filed against the license renewal applications of stations WKQX and KPNT, and an informal objection was filed against the license renewals of the Company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. The petitions against WKQX and KPNT remain pending; the objections against the Indiana license renewals were rejected by the FCC, but a petition for reconsideration of that FCC action is pending. Subsequent to the approval of the Consent Decree, the Company has received letters of inquiry from the FCC alleging additional violations of indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
     In 2006, the FCC commenced an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups, and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. The Company has received similar inquiries from the FCC and has submitted responses; additional responses may be submitted in the future.
     Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, equal employment opportunities, contest and lottery advertisements, and technical operations, including limits on radio frequency radiation.
     Failure to observe FCC rules and policies can result in the imposition of various sanctions, including monetary fines, the grant of “short-term” (less than the maximum term) license renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.
     ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The Commission has adopted rules implementing a new low power FM (“LPFM”) service and approximately 800 such stations are in operation. In November of 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. The FCC has also proposed to reduce interference protection to FM stations from LPFM stations operating on certain adjacent frequencies. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.
     The FCC also has authorized two companies to launch and operate satellite digital audio radio service (“SDARS”) systems. Both companies—Sirius Satellite Radio, Inc. and XM Radio—are now providing nationwide service. In addition, Sirius and XM recently have launched channels providing local traffic and weather information in major cities. Broadcasters have objected to these local services, contending that the provision of local programming conflicts with the FCC’s intent to license satellite radio solely as a national service. XM and Sirius contend, in response, that the services are not in contravention of their FCC authorizations because the channels offering local information are being offered nationwide, not on a local basis. In February of 2007, XM and Sirius announced their intention to merge, and subsequently filed applications for necessary regulatory approvals, which remain pending. We cannot predict the impact of SDARS or of the possible merger of XM and Sirius on our radio stations’ listenership.
     In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March of 2005, the FCC announced that pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio. Significantly, the Commission decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. (The FCC subsequently imposed such a requirement on television stations in November 2007.)

     In May 2007, the Copyright Royalty Board (“CRB”) published royalty rates for non-interactive Internet streaming of sound recordings for 2006-2010. The new rates apply to all services that stream sound recordings on the Internet, including radio stations that simulcast their broadcast programming over the Internet. The new rates represent a substantial increase from the previous rates. The rates increase from 0.08 cents per-listener per-song in 2006 to 0.19 cents per-listener per-song in 2010. Further, in order to accurately calculate royalties, beginning in 2008 a webcaster will need to know how many listeners listened to each song it transmitted, information that had often not previously been tracked. Several parties have appealed the CRB decision to the United States Court of Appeals for the D.C. Circuit. In addition, legislation that could provide relief for many webcasters has been proposed in Congress.
     In December of 2007, the FCC initiated a proceeding to consider imposing requirements intended to promote broadcasters’ service to their local communities, including (i) requiring stations to establish a “community advisory board,” (ii) reinstating a requirement that a station’s main studio be in its community of license and (iii) imposing local programming “guidelines” that, if not met, would result in additional scrutiny of a station’s license renewal application.
     Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:
•	proposals to require broadcasters to pay royalties to performing artists for use of their recordings;
•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	AM stereo broadcasting;
•	proposals to permit expanded use of FM translator stations, including use by AM stations;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals permitting FM stations to accept formerly impermissible interference;
•	proposals to reinstate holding periods for licenses;
•	changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;
•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting;
•	proposals to limit the tax deductibility of advertising expenses by advertisers; and
•	proposals to regulate violence in broadcasts.
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
REGULATION OF BROADCASTING IN OTHER COUNTRIES
     Each of our broadcast properties outside the United States also operate pursuant to licenses granted by a government regulator comparable to the FCC. The following table sets forth the regulator, the city or country of license and the license expiration date for each of our international radio properties:

Property	Regulator	Country	Expiration
Slager Radio	Hungarian National Radio and Television Board	Hungary	November 2009
Radio Expres	Council for Broadcasting and Retransmission	Slovakia	February 2013
BeOne	Flemish Regulator for Media	Belgium	December 2012
Radio FM+	The Council for Electronic Media	Bulgaria	February 2013
Radio Fresh	The Council for Electronic Media	Bulgaria	February 2013
Star FM	The Council for Electronic Media	Bulgaria	January 2013

     Broadcast licenses in many foreign countries do not generally confer the same renewal expectancy as U.S. radio stations broadcast licenses. For instance, Hungarian broadcast law is silent as to the treatment of broadcast licenses after the expiration of the first license renewal period. While we believe we have reasonable prospects for securing additional extensions of our Hungarian broadcast licenses after the expiration of our first license renewal period in November 2009, we cannot assure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our Hungarian operations.
     In addition, the broadcast licenses in these countries require our stations to comply with various other regulatory requirements, including broadcast content requirements (e.g., a certain amount of local news), limits on the amounts and types of advertising, and the like.
     GEOGRAPHIC FINANCIAL INFORMATION
     The Company’s segments operate primarily in the United States with one national radio station in Hungary, a network of radio stations in Belgium and national radio networks in Slovakia and Bulgaria. The following tables summarize relevant financial information by geographic area. Net revenues and noncurrent assets related to discontinued operations are excluded for all periods presented.

	Year Ended February 28 (29),
	2006	2007	2008
	(amounts in thousands)
Net Revenues:
Domestic	$349,941	$327,166	$320,048
International	27,495	32,369	41,164

Total	$377,436	$359,535	$361,212

	As of February 28 (29),
	2006	2007	2008
	(amounts in thousands)
Noncurrent Assets:
Domestic	$1,000,155	$985,635	$943,436
International	26,424	27,261	40,879

Total	$1,026,579	$1,012,896	$984,315

ITEM 1A. RISK FACTORS.
     The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business and future results of the Company. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to our Business
Decreased spending by advertising or particular categories of advertisers can adversely affect our advertising revenues.
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
We may lose audience share and advertising revenue to competing radio stations or other types of media.
     We operate in highly competitive industries. Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, as well as with other media. Shifts in population, demographics, audience tastes, consumer use of technology and forms of media and other factors beyond our control could cause us to lose market share. Any adverse change in a particular market, or adverse change in the relative market positions of the stations located in a particular market, could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenue in the face of such competition.
     We routinely conduct market research to review the competitive position of our stations in their respective markets. If we determine that a station could improve its operating performance by serving a different demographic within its market, we may change the format of that station, as we have recently done in Los Angeles with KMVN and in New York City with WRXP. Our competitors may respond to our actions by more aggressive promotions of their stations or by replacing the format we vacate, limiting our options if we do not achieve expected results with our new format.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. Initial results in some markets have indicated that ratings for certain stations using the PPM versus the traditional diary ratings gathering methodology can be materially different. PPM based ratings are scheduled to be introduced in our three largest markets in September 2008.
     Because of the competitive factors we face and the introduction of the PPM, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

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
     The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:
-	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

-	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

-	personal digital audio devices (e.g., audio via Wi-Fi, mobile phones, iPods®, WiMAX, the Internet and MP3 players);

-	in-band on-channel digital radio (i.e., HD digital radio), which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

-	low-power FM radio, which could result in additional FM radio broadcast outlets.
     New media has resulted in fragmentation in the advertising market, but we cannot predict the effect, if any, that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations. We also cannot ensure that our investments in HD digital radio and other technologies will produce the desired returns.
Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.
     The radio broadcasting industry is subject to extensive and changing regulation. The Communications Act, and FCC rules and policies require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act, and FCC rules and policies will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.
     Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times through June 2014. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

The FCC has begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.
     The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.
     Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming and broadcasters can potentially face license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on indecency, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. As a result of these developments, we have implemented certain measures that are designed to reduce the risk of broadcasting indecent material in violation of the FCC’s rules. These and other future modifications to our programming in an effort to reduce the risk of indecency violations could have an adverse effect on our competitive position.
Any changes in current FCC ownership regulations may negatively impact our ability to compete or otherwise harm our business operations.
     The FCC is required to review all of its broadcast ownership rules every four years and to repeal or modify any of its rules that are no longer “necessary in the public interest.” We cannot predict the impact of these reviews on our business or their effect on our ability to acquire broadcast stations in the future or to continue to own and freely transfer stations that we have already acquired.
     In 2003, we acquired a controlling interest in five FM stations and one AM station in the Austin, Texas market. Under ownership regulations released after the date of our acquisition, it appears that we would be permitted to own or control only four FM stations in the Austin market (ownership of one AM station would continue to be allowed). The new rules do not require divestiture of existing non-conforming station combinations, but do provide that such clusters may be transferred only to defined small business entities or to buyers that commit to selling any excess stations to such entities within one year. Consequently, if we wish to sell our interest in the Austin stations, we will have to either sell to an entity that meets those FCC requirements or exclude at least one FM station from the transaction.
Changes in current Federal regulations could adversely affect our business operations.
     Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations. In particular, Congress is considering a revocation of radio’s exemption from paying royalties to performing artists for use of their recordings (radio already pays a royalty to songwriters). A requirement to pay additional royalties could have an adverse effect on our business operations and financial performance.
Our business strategy and our ability to operate profitably depend on the continued services of our key employees, the loss of whom could materially adversely affect our business.
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
Future operation of our business may require significant additional capital.
     The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our credit facility and proceeds from future issuances of debt and equity, both public and private.

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
     We intend to selectively pursue acquisitions of international radio stations, publishing properties and other businesses we believe hold promise for long-term appreciation in value, when appropriate, in order to grow. To be successful with this strategy, we must be effective at quickly evaluating markets, obtaining financing on satisfactory terms and, in the case of foreign acquisitions, appropriately assessing the risks inherent with operating in a foreign country, as discussed below. We also must accomplish these tasks at reasonable costs. In general, we compete with many other buyers for the properties we pursue. These other buyers may be larger and have more resources. We cannot predict whether we will be successful in buying additional properties, or whether we will be successful with any property we acquire. Our strategy is generally to buy underperforming properties and use our experience to improve their performance. Thus, the benefits resulting from the properties we buy may not manifest themselves immediately, and we may need to pay large initial costs for these improvements.
Our current and future operations are subject to certain risks that are unique to operating in a foreign country.
     We currently have several international operations, including operations in Hungary, Slovakia, Belgium and Bulgaria. Therefore, we are exposed to risks inherent in international business operations. We intend to pursue opportunities to buy additional broadcasting properties in these and other foreign countries. The risks of doing business in foreign countries include the following:
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
     Broadcast licenses in many foreign countries do not generally confer the same renewal expectancy as U.S. radio stations’ broadcast licenses. For instance, Hungarian broadcast law is silent as to the treatment of broadcast licenses after the expiration of the first license renewal period. While we believe we have reasonable prospects for securing additional extensions of our Hungarian broadcast licenses after the expiration of our first license renewal period in November 2009, we cannot assure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our Hungarian operations.
Exchange rates may cause future losses in our international operations.
     Because we own assets in foreign countries and derive revenue from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.
We may not be able to integrate acquired properties successfully, which could affect our financial performance.
     Our ability to operate our Company effectively depends, in part, on our success in integrating acquired properties into our operations. These efforts may impose significant strains on our management and financial resources. The pursuit and integration of acquired properties will require substantial attention from our management and will limit the amount of time they can devote to other important matters. Successful integration of acquired properties will depend primarily on our ability to manage our combined operations. If we fail to successfully integrate acquired properties or manage our growth or if we encounter unexpected difficulties during expansion, it could have a negative impact on the performance of acquired properties as well as on our Company as a whole.
We may not be able to complete the disposition of our remaining television station.
     In May 2005, we announced that we had engaged advisors to assist us in evaluating strategic alternatives for our television assets. As of February 29, 2008, we have sold fifteen of our original sixteen television stations. On May 2, 2008, we entered into an agreement to sell WVUE-TV in New Orleans. The transaction contains customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the FCC. We expect to close this transaction in the second half of the calendar year.
An accounting principle that affects the accounting treatment of goodwill and FCC licenses could cause future losses due to asset impairment.
     As of February 29, 2008, our indefinite-lived intangibles (consisting entirely of our FCC licenses) and goodwill comprise 77% of our total assets. We are required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually. These annual reviews have sometimes resulted in impairment charges, and in our most recently completed fiscal year, we recorded a noncash impairment loss of $21.2 million. Our future impairment reviews could result in additional write-downs.
Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.
     We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of February 29, 2008, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.
Our operating results have been and may again be adversely affected by acts of war, terrorism and natural catastrophes.
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
     Similarly, hurricanes, floods, tornadoes, earthquakes, wild fires and other natural disasters can have a material adverse effect on our operations in any given market. While we generally carry property insurance covering such catastrophes, we cannot assure that the proceeds from such insurance will be sufficient to offset the costs of rebuilding or repairing our property or the lost income.

Risks Related to our Indebtedness:
Our substantial indebtedness could adversely affect our financial health.
     We have a significant amount of indebtedness. At February 29, 2008, our total indebtedness was approximately $441.8 million, and our shareholders’ equity was approximately $243.6 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
     Our credit facility imposes significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments.
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
Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of investors.
     As of May 1, 2008, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 70% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.

The difficulties associated with any attempt to gain control of our company could adversely affect the price of our Class A common stock.
     Jeffrey H. Smulyan has substantial influence over the decision as to whether a change in control will occur for our Company. There are also provisions contained in our articles of incorporation, by-laws and Indiana law that could make it more difficult for a third party to acquire control of our Company. In addition, FCC approval for transfers of control of FCC licenses and assignments of FCC licenses are required. These restrictions and limitations could adversely affect the trading price of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
     The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites that contain lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $47.9 million in aggregate annual minimum rental commitments under real estate leases related to our continuing operations. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
     Our principal executive offices are located at 40 Monument Circle, Suite 700, Indianapolis, Indiana 46204, in approximately 91,500 square feet of owned office space which is shared by our Indianapolis radio stations and our Indianapolis Monthly publication.
     We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.
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
     In 2006, the FCC began an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups, and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. The Company has received similar inquiries from the FCC and has submitted responses; additional responses may be submitted in the future. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders in the fourth quarter ended February 29, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 29,	ELECTED
NAME	POSITION	2008	OFFICER
Richard F. Cummings	Radio Division President	58	1984

Michael Levitan	Executive Vice President of Human Resources	50	2002

Gary A. Thoe	Publishing Division President	51	1998

Paul W. Fiddick	International Division President	58	2002

Patrick M. Walsh	Executive Vice President,	40	2006
	Chief Financial Officer and Treasurer
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
     Patrick M. Walsh has been employed as Executive Vice President, Chief Financial Officer and Treasurer since September 2006. Prior to joining Emmis, Mr. Walsh served as Senior Vice President and Chief Financial Officer of iBiquity Digital Corporation. His prior experience includes tenures at McKinsey and Company, General Motors and Deloitte LLP. Mr. Walsh is a Certified Public Accountant.
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
     The following table sets forth the high and low bid prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2006	18.51	11.86
August 2006	16.77	10.85
November 2006	13.22	8.33
February 2007	8.92	8.00

May 2007	10.86	7.63
August 2007	10.27	5.28
November 2007	7.02	3.64
February 2008	4.64	2.02
HOLDERS
     At May 1, 2008, there were 6,021 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
     On November 2, 2006, the Company’s Board of Directors declared a special one-time dividend of $4.00 per common share to shareholders of record as of November 12, 2006. The dividend was paid November 22, 2006, which reduced shareholders’ equity by $150.2 million. Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
SHARE REPURCHASES
     Emmis made no purchases of its equity securities during the fourth quarter of its fiscal year ended February 29, 2008.

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
          The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Class A common stock with the cumulative total return of the Nasdaq Stock Market Index, the cumulative total return of the Nasdaq Telecommunications Stock Market Index (an index containing performance data of radio, telephone, telegraph, television and cable television companies), and the cumulative total return of an index of certain peer radio broadcasting companies with which the Company competes from February 28, 2003, to the fiscal year ended February 29, 2008. The peer group index is comprised of Cox Radio, Inc., Entercom Communications Corp., and Radio One, Inc. Emmis added the peer group index as the peer group’s operations more closely resemble the radio broadcasting concentration of Emmis than the broader scope of the Nasdaq Telecommunications Stock Market Index. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each index on February 28, 2003 and that all dividends were reinvested.

	Feb 2003	Feb 2004	Feb 2005	Feb 2006	Feb 2007	Feb 2008
Emmis	$100	$127	$94	$83	$62	$35
Nasdaq Stock Market (U.S.)	$100	$152	$153	$171	$181	$170
Nasdaq Telecommunications	$100	$163	$153	$175	$201	$197
Radio Peer Group	$100	$106	$79	$62	$63	$31

ITEM 6. SELECTED FINANCIAL DATA
Emmis Communications Corporation
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
	(in thousands, except per share data)
	2004	2005	2006	2007	2008
OPERATING DATA:
Net revenues	$318,946	$343,961	$377,436	$359,535	$361,212
Station operating expenses excluding depreciation and amortization expense	206,538	222,294	252,034	256,019	269,751
Corporate expenses excluding depreciation and and amortization expense	28,982	34,940	36,389	30,430	23,073
Depreciation and amortization	15,062	15,634	17,099	13,338	14,451
Impairment losses (1)	—	—	35,681	—	21,225
Contract termination fee (2)	—	—	—	—	15,252
(Gain) loss on disposal of fixed assets	78	795	94	4	(104)
Operating income	68,286	70,298	36,139	59,744	17,564
Interest expense	62,950	39,690	70,586	43,160	34,837
Loss on debt extinguishment (3)	—	97,248	6,952	13,435	—
Other income (loss), net	(795)	2,196	3,040	(22)	—

Income (loss) before income taxes, discontinued operations, minority interest and cumulative effect of accounting change	4,541	(64,444)	(38,359)	3,127	(17,273)
Loss from continuing operations	(2,116)	(66,828)	(25,237)	(3,466)	(19,179)
Discontinued operations (4)	4,618	65,677	383,292	117,048	17,829
Net income (loss) (5)	2,502	(304,151)	358,055	113,582	(1,350)
Net income (loss) available to common shareholders	(6,482)	(313,135)	349,071	104,598	(10,334)

Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$(0.20)	$(1.35)	$(0.80)	$(0.33)	$(0.77)
Discontinued operations, net of tax	0.08	1.17	8.94	3.14	0.49
Cumulative effect of accounting change, net of tax	—	(5.40)	—	—	—

Net income (loss) available to common shareholders	$(0.12)	$(5.58)	$8.14	$2.81	$(0.28)

Diluted:
Continuing operations	$(0.20)	$(1.35)	$(0.80)	$(0.33)	$(0.77)
Discontinued operations, net of tax	0.08	1.17	8.94	3.14	0.49
Cumulative effect of accounting change, net of tax	—	(5.40)	—	—	—

Net income (loss) available to common shareholders	$(0.12)	$(5.58)	$8.14	$2.81	$(0.28)

Cash dividends declared per common share	$—	$—	$—	$4.00	$—

Weighted average common shares outstanding:
Basic	54,716	56,129	42,876	37,265	36,551
Diluted	54,716	56,129	42,876	37,265	36,551

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2004	2005	2006	2007	2008
BALANCE SHEET DATA:
Cash (6)	$19,970	$16,054	$140,822	$20,747	$19,498
Working capital	11,093	52,101	34,742	60,469	52,773
Net intangible assets (7)	830,779	943,141	916,925	916,518	908,584
Total assets	2,300,569	1,823,035	1,512,701	1,207,904	1,139,740
Long-term credit facility, senior subordinated debt, senior discount notes and liquidation preference of preferred stock until reclassification to mezzanine	1,367,929	1,317,558	808,174	494,587	434,306
Shareholders’ equity	749,294	453,157	272,578	238,045	243,628

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2004	2005	2006	2007	2008
OTHER DATA:
Cash flows from (used in):
Operating activities	$118,165	$121,907	$70,508	$27,882	$46,670
Investing activities	(146,359)	54,542	859,843	309,224	33,606
Financing activities	32,085	(181,069)	(804,677)	(458,608)	(83,170)
Capital expenditures	9,381	10,201	12,132	5,301	6,783
Cash paid for taxes	1,143	286	5,045	6,866	4,010

(1)	The loss in the fiscal years ended February 28, 2006 and February 29, 2008 resulted from our annual SFAS No. 142 reviews.

(2)	On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. and entered into a new agreement with Katz Communications, Inc. extending through March 2018. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz.

(3)	The loss on debt extinguishment in the fiscal years ended February 28, 2006 and 2007 relates to the write-off of deferred debt fees associated with early debt extinguishments. Loss on debt extinguishment in the fiscal year ended February 28, 2005 relates to the write-off of deferred debt fees and redemption premiums paid for the early retirement of outstanding debt obligations.

(4)	The gain from discontinued operations in the fiscal year ended February 28, 2005 principally relates to the gain on the exchange of three radio stations in Phoenix for a radio station in Chicago, which totaled $33.6 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2006 principally relates to the gain of sale on our television stations, which totaled $367.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2007 principally relates to the gains recorded on our sale of WKCF-TV, WBPG-TV, WRDA-FM and KKFR-FM, which totaled $110.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 29, 2008 principally relates to the gain recorded on our sale of KGMB-TV, which totaled $10.1 million, net of tax.

(5)	In addition to the items described above, the net loss in the fiscal year ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of Emerging Issues Task Force (EITF) Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

(6)	The February 28, 2006 balance includes $121.4 million of cash received from television station asset sales used to redeem senior floating rate notes and senior discount notes in March 2006.

(7)	Excludes intangibles of three Phoenix radio stations exchanged in January 2005, a radio station in St. Louis sold in May 2006, a radio station in Phoenix sold in July 2006, fifteen television stations sold at various dates in 2005 and 2006 and our remaining television station that is classified as held for sale as of February 29, 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
GENERAL
     The following discussion pertains to Emmis Communications Corporation and its subsidiaries (collectively, “Emmis” or the “Company”).
     We own and operate radio and publishing properties located primarily in the United States. We also own and operate a television station in New Orleans. In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1k to the accompanying consolidated financial statements for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying consolidated financial statements. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio stations’ ratings are measured principally four times a year by Arbitron Inc. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
     Our revenues vary throughout the year. As is typical in the broadcasting industry, our revenues and operating income are usually lowest in our fourth fiscal quarter.
     In addition to the sale of advertising time for cash, stations typically exchange advertising time for goods or services, which can be used by the station in its business operations. These barter transactions are recorded at the estimated fair value of the product or service received. We generally confine the use of such trade transactions to promotional items or services for which we would otherwise have paid cash. In addition, it is our general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.
     The following table summarizes the sources of our revenues for each of the past three years. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities, political advertising and barter.

	Year ended February 28 (29),
	2006	% of Total	2007	% of Total	2008	% of Total

Net revenues:
Local	$246,620	65.3%	$234,558	65.2%	$235,689	65.2%
National	64,894	17.2%	64,943	18.1%	62,083	17.2%
Publication Sales	17,656	4.7%	13,776	3.8%	14,414	4.0%
Non Traditional	28,718	7.6%	22,191	6.2%	21,591	6.0%
Other	19,548	5.2%	24,067	6.7%	27,435	7.6%

Total net revenues	$377,436		$359,535		$361,212

     A significant portion of our expenses varies in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, syndicated programming fees, utilities, office expenses and salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

KNOWN TRENDS AND UNCERTAINTIES
     Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors: (1) the emergence of new media, such as various media content distributed via the Internet and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) lack of confidence in the ratings of radio stations due to dated ratings-gathering methods, and (4) a lack of inventory and pricing discipline by radio operators.
     The radio industry has begun several initiatives to address these issues, most notable of which is the rollout of HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional channels. To make the rollout of HD Radio more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD Radio receivers, particularly in automobiles. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We recently announced our participation in a joint venture with seven other member broadcasters to provide the bandwidth that a third party will use to transmit location-based data to hand-held and in-car navigational devices. We currently utilize HD Radio digital technology on most of our FM stations. It is unclear what impact HD Radio will have on the markets in which we operate.
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is scheduled to begin in New York, Los Angeles and Chicago markets in the fall of 2008. It is unclear what impact the introduction of the PPM will have on ratings in the markets in which we operate.
     Our radio cluster in New York trailed the performance of its peers during the year ended February 29, 2008. For the year ended February 29, 2008, our New York radio stations’ revenues were down 10.3%, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that net revenues of the New York market in total were down 3.6%. We believe we trailed the performance of our peers in New York principally due to deterioration in ratings early in our fiscal 2008 at WQHT-FM and WRXP-FM (formerly WQCD-FM). Ratings for WQHT-FM improved steadily during fiscal 2008. On February 5, 2008, Emmis announced the launch of WRXP-FM, an adult oriented rock station. Emmis believes it will be able to capitalize on improved ratings at WQHT-FM and also believes that ratings at WRXP-FM will steadily improve.
     Our radio cluster in Los Angeles also trailed the performance of its peers during the year ended February 29, 2008. For the year ended February 29, 2008, our Los Angeles radio stations’ revenues were down 12.2%, whereas Miller Kaplan reported that net revenues of the Los Angeles market in total were down 4.9%. Ratings at KPWR-FM steadily improved during our fiscal 2008, which allowed for KPWR-FM to exceed the performance of its peers during the year. However, KMVN-FM has continued to struggle following its format change in August 2006. We invested additional resources in KMVN-FM during fiscal 2008, yet ratings for the station showed no material improvements during the year. The performance at KMVN-FM has been the principal factor in our Los Angeles cluster financial performance lagging the Los Angeles market.
     In August 2005, Emmis made a strategic decision to divest all its television stations. The decision to sell its television stations stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on resolving American television challenges, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of February 29, 2008, Emmis has sold 15 of its 16 television stations, receiving gross proceeds of approximately $1.2 billion. On May 2, 2008, Emmis entered into an agreement to sell its remaining television station, WVUE-TV. The transaction is expected to close in the second half of calendar 2008.
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
     Impairment of Goodwill and Indefinite-lived Intangibles
     The annual impairment tests for goodwill and indefinite-lived intangibles under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.
     Allocations for Purchased Assets
     We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of February 29, 2008, including amounts we have reclassified as held-for-sale, we have recorded approximately $902.1 million in FCC licenses and goodwill, which represents 79.2% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense if the recorded value of these assets is more than their fair value.  In fiscal 2008, we recorded a noncash impairment loss of $21.2 million for radio broadcasting licenses ($18.0 million related to our domestic radio FCC licenses and $3.2 million related to our international broadcast licenses in Belgium). We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.
     Deferred Taxes and Effective Tax Rates
     We estimate the effective tax rates and associated liabilities or assets for each legal entity in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize experts in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related liabilities.
     Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million accrued for employee healthcare claims as of February 28, 2007 and February 29, 2008. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability.
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
ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
     During the three-year period ended February 29, 2008, we acquired Orange Coast, Inforadio (a Bulgarian national radio network), and controlling interests in Radio FM Plus and Radio Fresh (Bulgarian national radio networks) and D.EXPRES (a Slovakian national radio network) for an aggregate cash purchase price of $32.6 million ($0.3 million of which is deferred – see the Orange Coast discussion below). We also disposed of 15 television stations and two domestic radio stations, collectively receiving gross cash proceeds of $1.3 billion. A recap of the material transactions completed during the three years ended February 29, 2008 is summarized hereafter. These transactions impact the comparability of operating results year over year.
     On December 17, 2007, Emmis completed its acquisition of 100% of the shares of Infopress & Company OOD for $8.8 million in cash. Infopress & Company OOD operates Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria. Consistent with our other foreign subsidiaries, Inforadio reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The operating results of Inforadio from December 17, 2007 through December 31, 2007 were immaterial.
     On July 25, 2007, Emmis completed its acquisition of Orange Coast Kommunications, Inc., publisher of Orange Coast, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld and will be paid to the seller nine months from the date of purchase, subject to certain conditions. This $0.3 million is classified as accounts payable in the accompanying consolidated balance sheets. Orange Coast fits Emmis’ niche of publishing quality city and regional magazines. Orange Coast serves the affluent area of Orange County, CA, and may also provide synergies with our other California-based publications, Los Angeles and Tu Ciudad. The acquisition was financed through borrowings under the senior credit facility. The operating results of Orange Coast from July 25, 2007 are included in the accompanying consolidated statements of operations.
     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co, Inc. for $40.0 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $10.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statement of operations.
     On October 31, 2006, Emmis sold land and the associated building formerly occupied by WKCF-TV to Goodlife Broadcasting, Inc. for $3.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of $0.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
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
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL / Pensacola, FL to LIN Television Corporation for $3.0 million in cash. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005. Emmis used the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $1.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.

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
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications (Journal) for $225.0 million in cash. Emmis recorded a gain on sale of $92.6 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. Due to Journal’s existing radio station ownership in the Omaha market, we retained the FCC license for KMTV and Journal provided programming for the station under a local marketing agreement. Journal made no monthly payments to Emmis under the LMA, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. In March 2007, Journal divested two radio stations and the FCC consented to the transfer of the license. Emmis closed on the sale of KMTV on March 27, 2007 for $10.0 million in cash.
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
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of $3.3 million. This acquisition allowed Emmis to expand its international radio portfolio within Emmis’ Euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.5 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). On December 29, 2006, Emmis acquired control of a second radio network in Bulgaria, Radio Fresh, for $1.1 million in cash. This radio network had previously been accounted for as a 40% equity investment. Substantially all of the purchase price was allocated to the international broadcast license, which is being amortized over six years. The company also recorded $0.2 million of goodwill, none of which is deductible for income tax purposes.
     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of $12.6 million. This acquisition allowed Emmis to expand its international portfolio in Europe and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The Company has recorded $1.9 million of goodwill, none of which is deductible for income tax purposes. The operating results from March 10, 2005 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29).

RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 28, 2007 COMPARED TO YEAR ENDED FEBRUARY 29, 2008
Net revenue pro forma reconciliation:
     Since March 1, 2006, we have acquired Orange Coast, a national radio network in Bulgaria and a controlling interest in another national radio network in Bulgaria. The results of our television division, radio station sold in Phoenix and radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2007	2008	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$271,929	$266,120	$(5,809)	-2.1%
Publishing	87,606	95,092	7,486	8.5%

Total	359,535	361,212	1,677	0.5%

Plus: Net revenues from stations acquired
Radio	1,806	604
Publishing	5,540	2,774

Total	7,346	3,378

Pro forma net revenues
Radio	273,735	266,724	(7,011)	-2.6%
Publishing	93,146	97,866	4,720	5.1%

Total	$366,881	$364,590	$(2,291)	-0.6%

     For further disclosure of segment results, see Note 15 to the accompanying consolidated financial statements. For additional pro forma results, see Note 10 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 29, 2008.
Net revenues discussion:
     Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. On a pro forma basis (assuming the purchase of the radio network in Bulgaria had occurred on the first day of the pro forma periods presented above), radio net revenues for the year ended February 29, 2008 would have decreased $7.0 million, or 2.6%. We typically monitor the performance of our domestic radio stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the year ended February 29, 2008, on a pro forma basis, net revenues of our domestic radio stations were down 6.1%, whereas Miller Kaplan reported that net revenues of our domestic radio markets were down 4.3%. As previously discussed, we underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets. We have had significant ratings and revenue declines at our New York and Los Angeles stations, although ratings in recent months for certain stations in those markets have improved. KMVN-FM, the Los Angeles station we reformatted in August 2006, continues to underperform its peers. In February 2008, we reformatted WRXP-FM in New York (formerly WQCD-FM). The Company does not expect the negative revenue impact of the format change in New York to be as long or as pronounced as the negative revenue impact from our Los Angeles format change. Market weakness and our stations’ weakness has led us to discount our rates charged to advertisers. In fiscal 2008, our average unit rate was down 11.8% and our number of units sold was up 4.6%. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 29, 2008. Actual national sales, as defined by the representation agreement, were approximately $3.7 million lower than the guaranteed minimum amount of national sales and Katz has paid the shortfall to Emmis. As such, Emmis recognized $3.7 million of additional net revenues for the year ended February 29, 2008, which partially offsets our weakness in the New York and Los Angeles markets.
     Publishing net revenues increased mostly due to the production of three additional issues of Tu Ciudad in fiscal 2008 as compared to fiscal 2007 and the introduction of two new wedding guides by Atlanta. Also, Los Angeles advertising sales performance contributed to the division’s net revenue growth, with the apparel, home furnishings, real estate and travel categories fueling growth during the year.
     On a consolidated basis, pro forma net revenues for the year ended February 29, 2008 decreased $2.3 million, or 0.6%, due to the effect of the items described above.
Station operating expenses excluding depreciation and amortization expense pro forma reconciliation:
     Since March 1, 2006, we have acquired Orange Coast and a national radio network in Bulgaria and a controlling interest in another national radio network in Bulgaria. The results of our television division, radio station sold in Phoenix and radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2007	2008	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses excluding depreciation and amortization expense
Radio	$176,686	$186,250	$9,564	5.4%
Publishing	79,333	83,501	4,168	5.3%

Total	256,019	269,751	13,732	5.4%

Plus: Station operating expenses excluding depreciation and amortization expense from stations acquired:
Radio	1,081	567
Publishing	5,467	2,894

Total	6,548	3,461

Pro forma station operating expenses excluding depreciation and amortization expense
Radio	177,767	186,817	9,050	5.1%
Publishing	84,800	86,395	1,595	1.9%

Total	$262,567	$273,212	$10,645	4.1%

     For further disclosure of segment results, see Note 15 to the accompanying consolidated financial statements. For additional pro forma results, see Note 10 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 29, 2008.

Station operating expenses excluding depreciation and amortization expense discussion:
     Radio station operating expenses excluding depreciation and amortization expense increased principally due to continued expansion of Emmis Interactive, which consisted mostly of headcount increases, additional promotional expenses related to KMVN-FM, our reformatted Los Angeles station, and additional station operating costs of our growing international radio stations. Emmis Interactive expenses were up approximately $3.5 million, KMVN-FM promotional expenses were up approximately $1.1 million, and international expenses were up approximately $4.8 million on a pro forma basis. A portion of the international operating expense increase relates to currency fluctuations as the US dollar devalued versus the functional currencies of our international operations during the year. The additional operating expenses are partially offset by lower sales-related costs due to the decline in revenues as discussed above.
     Publishing operating expenses increased modestly due to higher sales-related costs associated with the increase in revenues as discussed above.
     On a consolidated basis, pro forma station operating expenses excluding depreciation and amortization expense increased $10.6 million, or 4.1%, due to the effect of the items described above.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$30,430	$23,073	$(7,357)	(24.2)%
     In the year ended February 28, 2007, the Company incurred $2.5 million of costs related to our evaluation of the CEO’s bid to take the Company private and approximately $1.9 million of costs in connection with a special dividend paid on November 22, 2006. During the year ended February 29, 2008, our Chief Executive Officer elected to reduce his salary from $0.9 million to $1 for the fiscal year. The remaining decrease is principally due to our ongoing commitment to improve the efficiency of our corporate services.
Depreciation and amortization:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$9,988	$10,947	$959	9.6%
Publishing	697	1,033	336	48.2%
Corporate	2,653	2,471	(182)	(6.9)%

Total depreciation and amortization	$13,338	$14,451	$1,113	8.3%

     The increase in radio depreciation and amortization expense relates mostly to the addition of HD Radio equipment at certain stations during fiscal 2008. The increase in publishing depreciation and amortization mostly relates to our acquisition of Orange Coast in July 2007.

Contract termination fee:

	For the year ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Contract termination fee	$—	$15,252	$15,252	N/A
     On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. and entered into a new agreement with Katz Communications, Inc. extending through March 2018. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep released Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz.
Impairment loss:

	For the year ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss	$—	$21,225	$21,225	N/A
     In connection with our fiscal 2008 annual impairment review, we recognized a noncash impairment loss of $21.2 million ($18.0 million related to our FCC licenses in St. Louis and Terre Haute and $3.2 million related to our international broadcasting licenses in Belgium). No impairment was recorded in connection with our fiscal 2007 annual impairment review.
Operating income:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$85,251	$32,550	$(52,701)	(61.8)%
Publishing	7,576	10,558	2,982	39.4%
Corporate	(33,083)	(25,544)	7,539	(22.8)%

Total operating income	$59,744	$17,564	$(42,180)	(70.6)%

     Radio operating income decreased principally due to the $21.2 million noncash impairment charge coupled with the $15.3 million noncash contract termination fee. Excluding the noncash impairment charge and noncash contract termination fee, radio operating income would have decreased by $16.2 million due to lower revenues at our New York and Los Angeles stations and higher radio station operating expenses excluding depreciation and amortization expense as discussed above. As discussed above, the net revenue growth of our domestic stations trailed the revenue growth of the markets in which we operate. Weak demand for radio advertising and competitive pressures in New York and Los Angeles will continue to present challenges for the Company in fiscal 2009.
     Publishing operating income increased mostly due to higher net revenues at our Los Angeles, Tu Ciudad and Atlanta publications as discussed above partially offset by higher sales-related costs.

     On a consolidated basis, excluding the noncash impairment charge and the noncash contract termination fee, operating income decreased $5.7 million, or 9.5%, principally due to the decrease in radio operating income, as discussed above.
Interest expense:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$43,160	$34,837	$(8,323)	(19.3)%
     The decrease in interest expense is due to reduced levels of borrowings under the Company’s senior credit facility as a result of the application of proceeds from the sale of assets, coupled with lower interest rates. No interest expense was allocated to discontinued operations in fiscal 2007 or fiscal 2008.
Loss on debt extinguishment:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(13,435)	$—	$(13,435)	(100.0)%
     The loss on debt extinguishment for the year ended February 28, 2007 includes losses recognized in the following transactions: (i) the redemption at 106.25% of par of the remaining $1.4 million outstanding of 12.5% senior discount notes, (ii) the redemption of the remaining $120.0 million of senior floating rate notes, (iii) repayments on the former credit facility that permanently reduced availability under the facility, (iv) the redemption of the $375.0 million 6 7/8% Senior Subordinated Notes at par plus accrued and unpaid interest and (v) the amendment and restatement of the senior credit facility. No loss on debt extinguishment was recorded for the year ended February 29, 2008.
Income (loss) before income taxes, minority interest and discontinued operations:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$3,127	$(17,273)	$(20,400)	(652.4)%
     Income (loss) before income taxes, minority interest and discontinued operations decreased by $20.4 million principally due to the items discussed above, partially offset by a $3.1 million loss in unconsolidated affiliates, the majority of which relates to a write-down in the carrying value of an equity-method investment during our year ended February 28, 2007.

Minority interest expense, net of tax:

	For the year ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$4,577	$5,230	$653	14.3%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%) and our radio station in Hungary (we own 59.5%). The increase during the year ended February 29, 2008 is due to improved operating performance at each of these partnerships.
Income from discontinued operations, net of tax:

	For the year ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$117,048	$17,829	$(99,219)	(84.8)%
     Our television division, WRDA-FM and KKFR-FM have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28 (29),
	2007	2008
Income from operations:
Television	$10,161	$13,300
KKFR-FM	453	—

Total	10,614	13,300
Less: Provision for income taxes	3,615	5,561

Income from operations, net of tax	6,999	7,739

Gain on sale of discontinued operations:
Television	160,760	18,237
WRDA-FM	7,052	—
KKFR-FM	18,870	—

Total	186,682	18,237
Less: Provision for income taxes	76,633	8,147

Gain on sale of discontinued operations, net of tax	110,049	10,090

Income from discontinued operations, net of tax	$117,048	$17,829

     For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments.
     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company recognized $5.4 million and $3.6 million of business interruption proceeds as a reduction of station operating expenses excluding depreciation and amortization expense during the years ended February 28, 2007, and February 29, 2008, respectively.

     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired. Included in discontinued operations in the accompanying consolidated statements of operations is a $14.1 million noncash impairment charge. This charge is reflected in television income from operations in the discontinued operations summary above.
Provision (benefit) for income taxes:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$2,016	$(3,324)	$(5,340)	(264.9)%
     The Company’s effective tax rate for the years ending February 28, 2007 and February 29, 2008 was approximately 64.5% and 19.2%, respectively. The effective tax rate differed from our combined Federal and state statutory rate of 41% in both periods primarily as a result of non-deductible expenses. The effective rates differ in the two periods as the income (loss) before income taxes differed greatly between the two periods.
Net income (loss):

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Net income (loss)	$113,582	$(1,350)	$(114,932)	(101.2%)
     The decrease in net income for the year ended February 29, 2008 is primarily attributable to the gain on the sale of television properties in fiscal 2007 as discussed above coupled with the noncash impairment loss and noncash contract termination fee recognized in fiscal 2008. These are partially offset by reduced interest expense as discussed above.

YEAR ENDED FEBRUARY 28, 2006 COMPARED TO YEAR ENDED FEBRUARY 28, 2007
Net revenue pro forma reconciliation:
     During the two fiscal years ended February 28, 2007, we acquired radio networks in Slovakia and Bulgaria. The results of our television division, radio station sold in Phoenix and radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

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

     For further disclosure of segment results, see Note 15 to the accompanying consolidated financial statements. For additional pro forma results, see Note 10 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2007.
Net revenues discussion:
     Radio net revenues decreased principally as a result of declining revenues in our New York and Los Angeles markets. On a pro forma basis (assuming the purchases of radio networks in Slovakia and Bulgaria had occurred on the first day of the pro forma periods presented above), radio net revenues for the year ended February 28, 2007 would have decreased $21.1 million, or 7.2%. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the year ended February 28, 2007, on a pro forma basis, net revenues of our domestic radio stations were down 8.9%, whereas Miller Kaplan reported that net revenues of our domestic radio markets were down 2.3%. As previously discussed, we underperformed the markets in which we operate principally due to continuing challenges in our Los Angeles and New York markets. We have had significant ratings and revenue declines at our New York and Los Angeles stations. Additionally, in August 2006, we changed the format of KMVN-FM (formerly KZLA-FM) from Country to Rhythmic/Pop Contemporary. This format change has continued to negatively impact net revenues. Market weakness and our stations’ weakness has led us to discount our rates charged to advertisers. In fiscal 2007, our average unit rate was down 14.3% and our number of units sold was up 0.2%. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues.
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
Station operating expenses excluding depreciation and amortization expense pro forma reconciliation:
     Since March 1, 2005, we have acquired radio networks in Slovakia and Bulgaria. The results of our television division, radio station sold in Phoenix and radio station sold in St. Louis have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28,
	2006	2007	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses excluding depreciation and amortization expense
Radio	$171,957	$176,686	$4,729	2.8%
Publishing	80,077	79,333	(744)	-0.9%

Total	252,034	256,019	3,985	1.6%

Plus: Station operating expenses excluding depreciation and amortization expense from stations acquired:
Radio	2,160	—
Publishing	—	—

Total	2,160	—

Pro forma station operating expenses excluding depreciation and amortization expense
Radio	174,117	176,686	2,569	1.5%
Publishing	80,077	79,333	(744)	-0.9%

Total	$254,194	$256,019	$1,825	0.7%

     For further disclosure of segment results, see Note 15 to the accompanying consolidated financial statements. For additional pro forma results, see Note 10 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2007.
Station operating expenses excluding depreciation and amortization expense discussion:
     Radio station operating expenses excluding depreciation and amortization expense increased principally due to increased promotional spending, particularly in New York and Los Angeles. Additionally, a portion of the increase relates to higher programming costs associated with certain on-air talent contracts and severances recorded in association with the format change at KMVN-FM, as previously discussed. The additional operating expenses are partially offset by lower sales-related costs due to the decline in revenues as discussed above.
     Publishing operating expenses decreased slightly principally due to operating cost savings due to the elimination of certain specialty magazines of Country Sampler. These savings were partially offset by severance expenses associated with the elimination of the specialty magazines and by a $0.9 million inventory write-down related to our Emmis Books operation.
     On a consolidated basis, pro forma station operating expenses excluding depreciation and amortization expense increased $1.8 million, or 0.7% due to the effect of the items described above.

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses	$36,389	$30,430	$(5,959)	(16.4)%
     In the year ended February 28, 2006, we incurred approximately $6.1 million of corporate bonus and severance payments associated with the sale of 13 of our 16 television stations. Savings generated in the year ended February 28, 2007 by these headcount reductions were offset by approximately $2.5 million of costs related to the Company’s evaluation of the CEO’s bid to take the Company private and approximately $1.9 million of costs incurred in connection with a special dividend paid on November 22, 2006.
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
Operating income:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$78,723	$85,251	$6,528	8.3%
Publishing	45	7,576	7,531	16735.6%
Corporate	(42,629)	(33,083)	9,546	(22.4)%

Total operating income	$36,139	$59,744	$23,605	65.3%

     Radio operating income increased due to a $29.7 million noncash impairment charge incurred in fiscal 2006. Excluding the noncash impairment charge, radio operating income would have decreased by $23.2 million due to lower revenues at our New York and Los Angeles stations and slightly higher radio station operating expenses excluding depreciation and amortization expense as discussed above. As discussed above, the net revenue growth of our domestic stations trailed the revenue growth of the markets in which we operate.
     Publishing operating income increased mostly due to a $6.0 million noncash impairment charge incurred in fiscal 2006. Excluding the noncash impairment charge, publishing operating income would have increased $1.5 million or 25.3% primarily due to higher revenues and lower operating costs as described above.
     On a consolidated basis, operating income increased due to the increases in radio and publishing operating income, as discussed above.

Interest expense:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$70,586	$43,160	$(27,426)	(38.9)%
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
Income (loss) before income taxes, minority interest and discontinued operations:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$(38,359)	$3,127	$41,486	(108.2)%
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

	Year ended February 28,
	2006	2007
Income (loss) from operations:
KKFR-FM	$2,173	$453
Television	24,869	10,161
WRDA-FM	(777)	—
Phoenix radio stations	440	—

Total	26,705	10,614
Less: Provision for income taxes	10,453	3,615

Income from operations, net of tax	16,252	6,999

Gain on sale of discontinued operations:
KKFR-FM	—	18,870
Television	572,975	160,760
WRDA-FM	—	7,052
Phoenix radio stations	—	—

Total	572,975	186,682
Less: Provision for income taxes	205,935	76,633

Gain on sale of discontinued operations, net of tax	367,040	110,049

Income from discontinued operations, net of tax	$383,292	$117,048

     For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments.

     Our television station in New Orleans, LA, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The flooding of New Orleans caused extensive property damage at WVUE-TV. Emmis spent approximately $8.5 million on capital expenditures related to flooding restoration projects during the year ended February 28, 2007. During the year ended February 28, 2007, the Company received $10.3 million of insurance proceeds, the majority of which were advanced proceeds from the Company’s private insurer. These proceeds are in addition to the $1.0 million Federal flood insurance proceeds received in the prior year. In connection with the receipt of the insurance proceeds, the Company removed the carrying value of all damaged or destroyed property and recorded a $4.2 million gain, net of tax, on disposal of these assets which is reflected in income from discontinued operations in the accompanying consolidated statements of operations. WVUE-TV did not broadcast its signal for an extended period of time as a result of Katrina, and the general disruption of the local economy has negatively affected ongoing advertising revenue. The Company had maintained business interruption insurance that is expected to provide for reimbursement of most of the lost net income attributable to Katrina. During the year ended February 28, 2007, the Company recognized a gain of $5.4 million relative to business interruption claims. Business interruption proceeds are classified as income from discontinued operations, net of tax, in the accompanying consolidated statements of operations and as a reduction of station operating expenses excluding depreciation and amortization expense in the summary of television operations above.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired. Included in discontinued operations in the accompanying consolidated statements of operations is a $14.1 million noncash impairment charge. This charge is reflected in television income from operations in the discontinued operations summary above.
Provision (benefit) for income taxes:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$(16,148)	$2,016	$18,164	112.5%
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
Net income:

	For the years ended February 28,
	2006	2007	$ Change	% Change
	(As reported, amounts in thousands)
Net income	$358,055	$113,582	$(244,473)	-68.3%
     The decrease in net income for the year ended February 28, 2007 is primarily attributable to the gain on the sale of television properties discussed above, partially offset by the $35.7 million noncash impairment charge recorded during the year ended February 28, 2006 and reduced interest as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 29, 2008, and employment contracts for key employees, all of which are discussed in Note 13 to the consolidated financial statements, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

     SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS
     The following table reflects a summary of our contractual cash obligations as of February 29, 2008:

	PAYMENTS DUE BY PERIOD
	(AMOUNTS IN THOUSANDS)
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt	441,830	$5,628	$10,670	$8,774	$416,758
Operating leases	63,541	11,426	17,805	12,730	21,580
Radio broadcast agreements	4,300	2,080	2,220	—	—
Purchase obligations (1)	6,257	2,545	2,426	332	954
Employment agreements	40,315	23,103	17,212	—	—
Discontinued operations (2)	13,383	5,347	6,059	1,977	—

Total Contractual Cash Obligations	$569,626	$50,129	$56,392	$23,813	$439,292

(1)	Includes contractual commitments to purchase goods and services, including audience measurement information and music license fees.

(2)	The Company has entered into a definitive agreement to sell WVUE-TV. Emmis expects to assign these commitments to the buyers of the stations. These amounts include TV program rights payable, future TV program rights payable, office space agreements, employment agreements and other obligations of our discontinued operations. TV program rights payable represents payments to be made to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. TV program rights payable are included in discontinued operations in the accompanying consolidated balance sheets. Future TV program rights payable represents commitments for program rights not available for broadcast as of February 29, 2008.

(3)	The table above excludes the liability related to our net uncertain tax positions of $0.6 million.
     In addition to the obligations described above, the Company has preferred stock outstanding and the annual dividend on such preferred stock is $9.0 million. Emmis may be required to contribute an additional $1.0 million to an investment based on the investment’s attainment of certain operating milestones. We expect to fund these obligations primarily with cash flows from operations, but we may also issue additional debt or equity or sell assets.
CREDIT FACILITY
     On November 2, 2006, Emmis Operating Company (EOC), a wholly-owned subsidiary of Emmis Communications Corporation (ECC), amended and restated its Revolving Credit and Term Loan Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. At February 29, 2008, $2.2 million in letters of credit were outstanding. The credit facility also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire credit facility.
     All outstanding amounts under the credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate are 2.00% and 1.00%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning six months after closing, the credit facility required Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined. Emmis fulfilled this requirement through interest rate swap agreements. See “Interest Rates” under Quantitative and Qualitative Disclosures about Market Risk for further discussion.

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

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2009	—	4,387	4,387
2010	—	4,387	4,387
2011	—	4,387	4,387
2012	—	4,387	4,387
2013	145,000	4,387	149,387
2014	—	416,758	416,758

Total	$145,000	$438,693	$583,693

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
SOURCES OF LIQUIDITY
     Our primary sources of liquidity are cash provided by operations and cash available through revolving loan borrowings under our credit facility. Our primary uses of capital have historically been, and are expected to continue to be, capital expenditures, working capital, debt service, funding acquisitions and preferred stock dividend requirements. We also have used, and may continue to use, capital to repurchase our common stock. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for discussion of specific segment needs.
     At February 29, 2008, we had cash and cash equivalents of $19.5 million and net working capital of $52.8 million. At February 28, 2007, we had cash and cash equivalents of $20.7 million and net working capital of $60.5 million. Approximately $14.5 million and $12.9 million of our cash and cash equivalents were held at European banking institutions as of February 29, 2008 and February 28, 2007, respectively. The Company has not repatriated these funds to date due to the taxes that would be due upon repatriation. The decrease in net working capital relates to the sale of an additional television property in fiscal 2008 coupled with a decline in operating performance of our radio properties, particularly in New York and Los Angeles.
     On May 2, 2008, Emmis entered into an agreement to sell its remaining television station, WVUE-TV, for $41.0 million in cash. The transaction is expected to close in the second half of calendar 2008.
     During the year ended February 29, 2008, Emmis completed the sale of KGMB-TV and KMTV-TV for a combined $50.0 million in cash. Emmis also collected $6.0 million related to a real estate loan in Honolulu. Emmis used a majority of the cash proceeds to repay outstanding debt obligations.

          Operating Activities
     Net cash flows provided by operating activities were $46.7 million for the year ended February 29, 2008, compared to $27.9 million for the same period of the prior year. The increase in cash flows provided by operating activities for the year ended February 29, 2008, as compared to the same period in the prior year, is principally due to an increase in net income from continuing operations in fiscal 2008 (after excluding the noncash impairment loss of $21.2 million and the noncash contract termination fee of $15.3 million, both incurred during the year ended February 29, 2008) in addition to the receipt of $9.0 million of business interruption insurance proceeds, which is classified as net cash provided by operating activities – discontinued operations in the accompanying consolidated statements of cash flows. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters, as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
          Investing Activities
     Cash flows provided by investing activities were $33.6 million for the year ended February 29, 2008, compared to $309.2 million in the same period of the prior year. The decrease is primarily attributable to cash received during the year ended February 28, 2007 from the sale of WKCF-TV, KKFR-FM and WRDA-FM, partially offset by our sale of KGMB-TV during the year ended February 29, 2008. Investing activities include capital expenditures and business acquisitions.
     As discussed in “Results of Operations” above and in Note 9 to the accompanying consolidated financial statements, we have consummated numerous acquisitions and divestitures in the three years ended February 29, 2008. We expect to continue to pursue acquisitions of radio stations and publishing properties, as well as ancillary businesses and businesses outside of radio and publishing that leverage our strengths. Conversely, as evidenced by the sale of our television stations, KKFR-FM in Phoenix, and WRDA-FM in St. Louis, we continually evaluate our portfolio and we will monetize assets when others see greater value in selected assets.
     In the years ended February 2006, 2007 and 2008, we had capital expenditures of $12.1 million, $5.3 million and $6.8 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to HD Radio technology. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
          Financing Activities
     Cash flows used in financing activities were $83.2 million for the year ended February 29, 2008 compared to $458.6 million for the same period of the prior year. The decrease is primarily attributable to (i) lower net debt repayments for the year ended February 29, 2008 as the Company had closed on WKCF-TV, KKFR-FM and WRDA-FM and made related debt principal repayments in the prior year, (ii) a $150.2 million special dividend paid to holders of Class A Common shares in November 2006 partially offset by open market Class A common share repurchases totaling $13.9 million during the year ended February 29, 2008.
     Our debt service requirements over the next 12-month period (excluding interest under our credit facility and principal amounts of our senior subordinated notes) are expected to be $13.4 million. This amount is comprised of $4.4 million for repayment of term notes under our credit facility and $9.0 million in preferred stock dividend requirements. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $0.78125 per share on each January 15, April 15, July 15 and October 15.
     At May 1, 2008, we had $142.8 million available under our credit facility, net of $2.2 million in outstanding letters of credit. The Company expects to continue to use its significant cash flows from operations to primarily repay outstanding debt obligations. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and publishing properties, as well as ancillary businesses and businesses outside of radio and publishing that leverage our strengths. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership beginning in January 2008 based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.

INTANGIBLES
     Including intangible assets classified as noncurrent assets – discontinued operations, at February 29, 2008, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations and remaining television station, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to May 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
NEW ACCOUNTING PRONOUNCEMENTS
     On December 21, 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R).  Although SAB No. 107 generally disallows the use of the simplified method beyond December 31, 2007, SAB No. 110 allows, under certain circumstances, the continued use of the simplified method beyond December 31, 2007.  We have used the simplified method under SAB No. 107, and we believe that our circumstances allow for the continued use of the simplified method in developing our estimate of expected term of share options.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  SFAS No. 160 is effective for us as of March 1, 2009.  As of February 28, 2007 and February 29, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $50,780 and $53,758, respectively. These amounts will be recharacterized as noncontrolling interests as a component of equity when SFAS No. 160 is adopted on March 1, 2009.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings and could impact our acquisition strategy.  SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close beginning on March 1, 2009.
     On June 27, 2007, the Emerging Issues Task Force (EITF) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  This guidance is effective for the Company on March 1, 2008.  Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of EITF 06-11 will not have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on March 1, 2008. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of FAS No. 159 will not have a material effect on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of March 1, 2008, though FASB Staff Position No. 157-2, Effective Date of SFAS No. 157, defers the date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to the Company’s fiscal year beginning March 1, 2009. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of FAS No. 157 will not have a material effect on our financial position, results of operations or cash flows.
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
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.6 million as of February 28, 2005. The restatement increased earnings per share attributable to net income available to common shareholders by $0.01 for the year ended February 28, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, and our results from operations and cash flows for the years ended February 28, 2006 and 2007:
Consolidated Balance Sheets

	As of February 28, 2007
	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)
Consolidated Statements of Operations

	For the year ended February 28, 2007			For the year ended February 28, 2006
	As Previously			As Previously
	Reported	FSP Adjustment	As Adjusted	Reported	FSP Adjustment	As Adjusted
Corporate expenses	$30,432	$(2)	$30,430	$36,871	$(482)	$36,389
Provision for income taxes	2,015	1	2,016	(16,346)	198	(16,148)
Loss from continuing operations	(3,467)	1	(3,466)	(25,521)	284	(25,237)
Net income	113,581	1	113,582	357,771	284	358,055
Consolidated Statements of Cash Flows

	For the year ended February 28, 2007			For the year ended February 28, 2006
	As Previously			As Previously
	Reported	FSP Adjustment	As Adjusted	Reported	FSP Adjustment	As Adjusted
Benefit for deferred income taxes	$994	$1	$995	$(16,479)	$198	$(16,281)
Change in accounts payable and accrued liabilities	(17,744)	(2)	(17,746)	4,044	(482)	3,562
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes (FIN No. 48), that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN No. 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  The interpretation also revises the disclosure requirements and is effective for the Company as of March 1, 2007. The cumulative impact of this guidance resulted in a decrease to noncurrent tax liabilities of approximately $24.9 million and a decrease of $0.3 million in deferred income taxes with a corresponding offset to accumulated deficit upon adoption on March 1, 2007.
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
INFLATION
     The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since a significant portion of our senior bank debt is comprised of variable-rate debt.
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
INTEREST RATES
     The credit facility requires Emmis to maintain fixed interest rates, for at least a three-year period beginning in May 2007, on a minimum of 30% of Emmis’ total outstanding debt, as defined by the credit facility. On March 28, 2007, Emmis entered into an interest rate swap agreement that fixed the underlying three-month LIBOR at 4.8%. The notional amount of the interest rate swap agreement totaled $165.0 million, and the agreement expires on March 27, 2010. On March 28, 2008, Emmis entered into an additional interest rate swap agreement that fixed the underlying three-month LIBOR at 3.0%. The notional amount of the additional interest rate swap agreement totaled $100.0 million, and the agreement expires on March 27, 2011. The counterparties to these agreements are global financial institutions.
     Based on amounts outstanding at February 29, 2008, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $2.7 million. With the additional interest rate swap agreement discussed above, a 1.0% increase would result in $1.7 million of increased interest expense.
FOREIGN CURRENCY
     Emmis has subsidiaries in Hungary, Belgium, Slovakia and Bulgaria which are consolidated in the accompanying financial statements. These subsidiaries’ operations are measured in local currencies (forint, euro, koruna and leva, respectively). Emmis has a natural hedge against currency fluctuations between these currencies and the U.S. dollar since most of the subsidiaries’ long-term obligations are denominated in the respective local currency. Emmis management cannot predict the most likely average or end-of-period forint to dollar, Euro to dollar, koruna to dollar, or leva to dollar exchange rates for calendar 2008. A devaluation of these foreign currencies could have a material effect on our financial statements taken as a whole.
     At February 28, 2007, the Hungarian subsidiary had $0.1 million of U.S. dollar denominated loans outstanding, excluding intercompany loans. The Hungarian subsidiary repaid these loans during the year ended February 29, 2008. The Belgium, Bulgarian and Slovakian operations had no U.S. dollar denominated loans outstanding during the years ended February 28, 2007 or February 29, 2008.

     At February 29, 2008, approximately $4.3 million of cash held at our foreign entities in Hungary and Slovakia was denominated in U.S. dollars. At February 29, 2008, our Hungarian entity also held approximately $2.2 million of cash denominated in euros. The remainder of our cash balances held at our foreign entities is denominated in their respective local currencies. Emmis currently does not maintain any derivative instruments to mitigate the exposure to foreign currency translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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
     Management has evaluated the effectiveness of its internal control over financial reporting as of February 29, 2008, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 29, 2008.
     The Company’s independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of Emmis Communications Corporation’s internal control over financial reporting as of February 29, 2008, which report is included herein.

/s/ Jeffrey H. Smulyan	/s/ Patrick M. Walsh

Jeffrey H. Smulyan	Patrick M. Walsh
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emmis Communication Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008, and our report dated May 7, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 7, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2007 and February 29, 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2007 and February 29, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 to the consolidated financial statements, effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.” As discussed in Notes 1 and 14, respectively, to the consolidated financial statements, effective March 1, 2007, the Company adopted FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emmis Communications Corporation and Subsidiaries’ internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 7, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 7, 2008

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2006	2007	2008
NET REVENUES	$377,436	$359,535	$361,212
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $10,957, $10,685 and $11,980, respectively	252,034	256,019	269,751
Corporate expenses excluding depreciation and amortization expense of $6,142, $2,653 and $2,471, respectively	36,389	30,430	23,073
Depreciation and amortization	17,099	13,338	14,451
Impairment losses	35,681	—	21,225
Contract termination fee	—	—	15,252
(Gain) loss on disposal of fixed assets	94	4	(104)

Total operating expenses	341,297	299,791	343,648

OPERATING INCOME	36,139	59,744	17,564

OTHER INCOME (EXPENSE):
Interest expense	(70,586)	(43,160)	(34,837)
Interest income	3,532	2,731	1,099
Gain (loss) in unconsolidated affiliates	8	(3,141)	(129)
Loss on debt extinguishment	(6,952)	(13,435)	—
Other income (expense), net	(500)	388	(970)

Total other expense	(74,498)	(56,617)	(34,837)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	(38,359)	3,127	(17,273)
PROVISION (BENEFIT) FOR INCOME TAXES	(16,148)	2,016	(3,324)
MINORITY INTEREST EXPENSE, NET OF TAX	3,026	4,577	5,230

LOSS FROM CONTINUING OPERATIONS	(25,237)	(3,466)	(19,179)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	383,292	117,048	17,829

NET INCOME (LOSS)	358,055	113,582	(1,350)
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,984

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$349,071	$104,598	$(10,334)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS:
Continuing operations	$(0.80)	$(0.33)	$(0.77)
Discontinued operations, net of tax	8.94	3.14	0.49

Net income (loss) available to common shareholders	$8.14	$2.81	$(0.28)

DILUTED NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS:
Continuing operations	$(0.80)	$(0.33)	$(0.77)
Discontinued operations, net of tax	8.94	3.14	0.49

Net income (loss) available to common shareholders	$8.14	$2.81	$(0.28)

Cash dividends declared per common share	$—	$4.00	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,747	$19,498
Accounts receivable, net of allowance for doubtful accounts of $1,957 and $2,394, respectively	62,403	62,301
Prepaid expenses	15,292	17,215
Other	6,137	8,984
Current assets — discontinued operations	14,430	6,542

Total current assets	119,009	114,540

PROPERTY AND EQUIPMENT:
Land and buildings	28,729	28,737
Leasehold improvements	17,901	19,255
Broadcasting equipment	59,884	58,544
Office equipment and automobiles	37,662	39,739
Construction in progress	1,726	1,210

	145,902	147,485
Less-accumulated depreciation and amortization	84,414	88,371

Total property and equipment, net	61,488	59,114

INTANGIBLE ASSETS:
Indefinite lived intangibles	819,338	801,270
Goodwill	77,620	81,304
Other intangibles	39,776	49,324

	936,734	931,898
Less-accumulated amortization	20,216	23,314

Total intangible assets, net	916,518	908,584

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $501 and $1,132, repectively	3,831	3,200
Investments	4,404	4,834
Deposits and other	26,655	8,583

Total other assets, net	34,890	16,617

Noncurrent assets — discontinued operations	75,999	40,885

Total assets	$1,207,904	$1,139,740

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2007	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,350	$15,802
Current maturities of long-term debt	4,595	5,628
Accrued salaries and commissions	9,991	7,088
Accrued interest	265	5,478
Deferred revenue	14,894	17,697
Other	4,519	6,867
Current liabilities — discontinued operations	6,926	3,207

Total current liabilities	58,540	61,767

CREDIT FACILITY DEBT, NET OF CURRENT PORTION	494,587	434,306
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	2,745	1,896
OTHER NONCURRENT LIABILITIES	29,517	26,246
MINORITY INTEREST	50,780	53,758
DEFERRED INCOME TAXES	171,349	173,255
NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	18,591	1,134

Total liabilities	826,109	752,362

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES	143,750	143,750

SHAREHOLDERS’ EQUITY:

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 32,488,863 shares and 30,607,644 shares in 2007 and 2008, respectively	325	306
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,267 shares and 4,956,305 shares in 2007 and 2008, respectively	49	50
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	522,655	515,341
Accumulated deficit	(285,300)	(270,454)
Accumulated other comprehensive income (loss)	316	(1,615)

Total shareholders’ equity	238,045	243,628

Total liabilities and shareholders’ equity	$1,207,904	$1,139,740

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 29, 2008
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Series A		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2005	2,875,000	$29	51,621,958	$516	4,850,762	$48

Exercise of stock options and related income tax benefits	—	—	214,092	2	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	—	—	578,347	6	29,012	1
Purchases of common stock	—	—	(20,250,000)	(202)	—	—
Reclass preferred stock to mezzanine	(2,875,000)	(29)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2006	—	$—	32,164,397	$322	4,879,774	$49

Exercise of stock options and related income tax benefits	—	—	2,859	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	—	—	321,607	3	50,493	—
Tax benefit of dividend on unvested restricted shares	—	—	—	—	—	—
Special $4 per common share dividend	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2007	—	$—	32,488,863	$325	4,930,267	$49

Exercise of stock options and related income tax benefits	—	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	—	—	343,893	3	26,038	1
Purchases of common stock	—	—	(2,225,092)	(22)	—	—
Cumulative impact of adoption of FIN 48	—	—	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

BALANCE, FEBRUARY 29, 2008	—	$—	30,607,664	$306	4,956,305	$50

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 29, 2008
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Income (Loss)	Equity
BALANCE, FEBRUARY 28, 2005	$1,041,128	$(588,789)	$225	$453,157

Exercise of stock options and related income tax benefits	4,675	—	—	4,677
Issuance of Common Stock to employees and officers and related income tax benefits	9,971	—	—	9,978
Purchases of common stock	(398,174)	—	—	(398,376)
Reclass preferred stock to mezzanine	(143,721)	—	—	(143,750)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income	—	358,055	—
Cumulative translation adjustment	—	—	(2,179)
Total comprehensive income	—	—	—	355,876

BALANCE, FEBRUARY 28, 2006	$513,879	$(239,718)	$(1,954)	$272,578

Exercise of stock options and related income tax benefits	45	—	—	45
Issuance of Common Stock to employees and officers and related income tax benefits	8,134	—	—	8,137
Tax benefit of dividend on unvested restricted shares	597	—	—	597
Special $4 per common share dividend	—	(150,180)	—	(150,180)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income	—	113,582	—
Cumulative translation adjustment	—	—	2,270
Total comprehensive income	—	—	—	115,852

BALANCE, FEBRUARY 28, 2007	$522,655	$(285,300)	$316	$238,045

Exercise of stock options and related income tax benefits	(460)	—	—	(460)
Issuance of Common Stock to employees and officers and related income tax benefits	6,992	—	—	6,996
Purchases of common stock	(13,846)	—	—	(13,868)
Preferred stock dividends	—	(8,984)	—	(8,984)
Cumulative impact of adoption of FIN 48	—	25,180	—	25,180

Comprehensive Income:
Net loss	—	(1,350)	—
Cumulative translation adjustment	—	—	2,541
Change in value of derivative instrument	—	—	(4,472)
Total comprehensive income	—	—	—	(3,281)

BALANCE, FEBRUARY 29, 2008	$515,341	$(270,454)	$(1,615)	$243,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2006	2007	2008
OPERATING ACTIVITIES:
Net income (loss)	$358,055	$113,582	$(1,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(383,292)	(117,048)	(17,829)
Impairment losses	35,681	—	21,225
Loss on debt extinguishment	6,952	13,435	—
Depreciation and amortization	19,623	14,523	15,082
Accretion of interest on senior discount notes, including amortization of related debt costs	164	8	—
Minority interest expense, net	3,026	4,577	5,230
Provision (benefit) for bad debts	3,194	1,983	2,082
Benefit for deferred income taxes	(16,281)	995	(5,385)
Noncash compensation	8,867	7,748	7,226
Contract termination fee	—	—	15,252
(Gain) loss on disposal of fixed assets	94	4	(104)
Tax benefits of exercise of stock options	643	—	—
Other	—	(124)	(357)
Changes in assets and liabilities -
Accounts receivable	(5,086)	1,921	(556)
Prepaid expenses and other current assets	2,212	2,537	(5,763)
Other assets	(5,716)	87	3,428
Accounts payable and accrued liabilities	3,562	(17,746)	(549)
Deferred revenue	242	1,313	2,607
Income taxes	—	(1,092)	2,337
Other liabilities	(9,865)	(14,244)	(3,796)
Net cash provided by operating activities — discontinued operations	48,433	15,423	7,890

Net cash provided by operating activities	70,508	27,882	46,670

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,132)	(5,301)	(6,783)
Cash paid for acquisitions	(15,834)	(1,098)	(15,309)
Property insurance proceeds	—	—	214
Deposits on acquisitions and other	(96)	(421)	(782)
Net cash provided by investing activities — discontinued operations	887,905	316,044	56,266

Net cash provided by investing activities	859,843	309,224	33,606

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2006	2007	2008
FINANCING ACTIVITIES:
Payments on long-term debt	(889,638)	(1,014,133)	(100,307)
Proceeds from long-term debt	501,500	719,500	41,000
Settlement of tax withholding obligations	(2,729)	(945)	(612)
Tax benefit of dividend on unvested restricted stock	—	597	—
Special cash dividend paid	—	(150,180)	—
Purchases of the Company’s Class A Common Stock, including transaction costs	(398,376)	23	(13,868)
Proceeds from exercise of stock options and employee stock purchases	4,135	223	61
Premiums paid to redeem outstanding obligations	—	(88)	—
Payments for debt related costs	(10,585)	(4,621)	—
Adjusted tax benefit on stock-based compensation	—	—	(460)
Preferred stock dividends	(8,984)	(8,984)	(8,984)

Net cash used in financing activities	(804,677)	(458,608)	(83,170)

Effect of exchange rate on cash and cash equivalents	(906)	1,427	1,645

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,768	(120,075)	(1,249)

CASH AND CASH EQUIVALENTS:
Beginning of period	16,054	140,822	20,747

End of period	$140,822	$20,747	$19,498

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$88,791	$51,259	$29,008
Income taxes	5,045	6,866	4,010
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	13,249	8,674	7,087
ACQUISITION OF RADIO NETWORK IN SLOVAKIA
Fair value of assets acquired	$17,815
Cash paid	(12,563)

Liabilities recorded	$5,252

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired	$4,814
Cash paid	(3,271)

Liabilities recorded	$1,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2006	2007	2008
ACQUISITION OF SECOND RADIO NETWORK IN BULGARIA
Fair value of assets acquired		$2,453
Cash paid		(1,098)

Liabilities recorded		$1,355

ACQUISITION OF ORANGE COAST
Fair value of assets acquired			$7,911
Purchase price witheld (see Note 9)			(335)
Cash paid			(6,522)

Liabilities recorded			$1,054

ACQUISITION OF THIRD RADIO NETWORK IN BULGARIA
Fair value of assets acquired			$9,212
Cash paid			(8,787)

Liabilities recorded			$425

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
     b. Organization
     ECC is a diversified media company with radio broadcasting, television broadcasting and magazine publishing operations. We own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our domestic radio we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Tu Ciudad, Orange Coast and Country Sampler and related magazines. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, national radio networks in Slovakia and Bulgaria, have a 59.5% interest in a national radio station in Hungary and have an approximate 60% interest in two other national radio networks in Bulgaria. We also own and operate WVUE-TV, a Fox affiliate in New Orleans. We have entered into an agreement to sell WVUE-TV (see Note 17). In the quarter ended August 31, 2005, we classified our television assets as held for sale (see Note 1k for more discussion). The results of operations of our television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. We also engage in various businesses ancillary to our business, such as broadcast consulting and broadcast tower leasing.
     Substantially all of ECC’s business is conducted through its subsidiaries. The credit facility contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.
     c. Revenue Recognition
     Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15% of gross revenues. Revenue associated with guaranteed minimum national sales is recognized when shortfalls in national sales become probable as further discussed in note 1w.
     d. Allowance for Doubtful Accounts
     An allowance for doubtful accounts is recorded based on management’s judgment of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 29, 2008 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2006	$1,493	$3,194	$(2,639)	$2,048
Year ended February 28, 2007	2,048	1,983	(2,074)	1,957
Year ended February 29, 2008	1,957	2,082	(1,645)	2,394

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
     f. Local Programming and Marketing Agreement Fees
     The Company often enters into local programming and marketing agreements (LMAs) in connection with acquisitions of radio stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into LMAs in connection with dispositions of radio and television stations. In such cases the Company may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.
     As discussed in Note 9, the Company entered into various LMAs related to dispositions and acquisitions during the three years ended February 29, 2008. The Company entered into a LMA on September 23, 2005 in connection with the sale of one of its St. Louis, MO radio stations, which was consummated May 5, 2006. The Company received no compensation under the terms of the agreement. The Company entered into a LMA on November 30, 2005 in connection with the sale of its television station in Gulf Shores, AL. The Company received $9 million of the $12 million purchase price on November 30, 2005 and received the remaining $3 million on July 7, 2006. The Company received $0.2 million per year payable in monthly installments related to this LMA. The Company entered into a LMA on December 5, 2005 in connection with the sale of its television station in Omaha, NE. The Company received no compensation under the terms of the agreement. The sale of the station in Omaha, NE closed on March 27, 2007. As of February 29, 2008, no LMAs are in effect.
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

     i. Property and Equipment
     Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, and five to seven years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. Depreciation expense for the years ended February 2006, 2007 and 2008 was $12.6 million, $9.5 million and $10.1 million, respectively.
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
          Indefinite-lived Intangibles
     Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually.
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
          Goodwill
     SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducted the two-step impairment test as of December 1, 2005, 2006 and 2007. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. The market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
     This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment loss in the statements of operations.
          Definite-lived Intangibles
     The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS No. 142. These assets consist primarily of foreign broadcasting licenses, trademarks, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The cost of the broadcast license for Slager Radio is being amortized over the five-year term of the license, which expires in November 2009. The cost of the broadcast licenses in Belgium is being amortized over the initial nine-year term of the licenses, which expire in December 2012. The cost of the broadcast licenses in Slovakia is being amortized over the varying terms of the licenses, which expire in January 2013 and February 2013. The cost of the broadcast licenses in Bulgaria is being amortized over the varying terms of the licenses, all of which expire in December 2012.
     k. Discontinued operations and assets held for sale
     The Company records amounts in discontinued operations as required by SFAS No. 144. In accordance with SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has sold or expects to sell are classified in discontinued operations for all periods presented.
Summary of Discontinued Operations Activity:

	Year ended February 28 (29),
	2006	2007	2008
Income (loss) from operations:
KKFR-FM	$2,173	$453	$—
Television	24,869	10,161	13,300
WRDA-FM	(777)	—	—
Phoenix radio stations	440	—	—

Total	26,705	10,614	13,300
Less: Provision for income taxes	10,453	3,615	5,561

Income from operations, net of tax	16,252	6,999	7,739

Gain on sale of discontinued operations:
KKFR-FM	—	18,870	—
Television	572,975	160,760	18,237
WRDA-FM	—	7,052	—

Total	572,975	186,682	18,237
Less: Provision for income taxes	205,935	76,633	8,147

Gain on sale of discontinued operations, net of tax	367,040	110,049	10,090

Income from discontinued operations, net of tax	$383,292	$117,048	$17,829

KKFR-FM
     On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. The liabilities of KKFR-FM of $177 at February 28, 2007 have been classified as held for sale and its results of operations and cash flows for the years ended February 28, 2006 and 2007 have been reflected as discontinued operations in the accompanying consolidated financial statements. KKFR-FM had historically been included in the radio segment. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Year Ended February 28 (29),
	2006	2007	2008
Net revenues	$9,945	$3,746	$—
Station operating expenses excluding depreciation and amortization expense	5,845	3,129	—
Depreciation and amortization	236	42	—
Income before taxes	2,173	453	—
Provision for income taxes	891	185	—
Gain on sale of station, net of tax	—	11,322	—
Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of February 29, 2008 the Company has sold fifteen of its sixteen television stations (see Note 9). On May 2, 2008, the Company entered into a definitive agreement to sell sole remaining television station in New Orleans, LA. The transaction is expected to close in the second half of calendar 2008. The Company concluded its television assets were held for sale in accordance with SFAS No. 144 and the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Year ended February 28 (29),
	2006	2007	2008
Net revenues	$213,130	$48,339	$22,929
Station operating expenses excluding depreciation and amortization expense	152,460	30,730	14,114
Depreciation and amortization	12,322	—	—
Impairment loss	—	14,100	—
Interest expense	21,954	—	—
Income before taxes	24,869	10,161	13,300
Provision for income taxes	9,701	3,430	5,561
Gain on sale of stations, net of tax	367,040	94,567	10,090
     For the year ended February 28, 2006, the Company allocated interest expense to discontinued operations associated with the portion of debt required to be repaid from the sale of television stations in accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified. For the years ending February 28, 2007, and February 29, 2008, debt was not required to be repaid as a result of the disposition of the Company’s television assets, and accordingly no interest expense was allocated to the television division.
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying balance sheets as follows:

	February 28, 2007	February 29, 2008
Current assets:
Accounts receivable, net	$6,322	$4,579
Current portion of TV program rights	1,860	1,551
Prepaid expenses	406	239
Other	5,842	173

Total current assets	14,430	6,542

Noncurrent assets:
Property and equipment, net	27,358	20,447
Intangibles, net	46,934	19,544
Other noncurrent assets	1,707	894

Total noncurrent assets	75,999	40,885

Total assets	$90,429	$47,427

Current liabilities:
Accounts payable and accrued expenses	$2,660	$487
Current portion of TV program rights	2,642	2,196
Accrued salaries and commissions	1,173	397
Deferred revenue	84	14
Other	190	113

Total current liabilities	6,749	3,207

Noncurrent liabilities:
TV program rights payable, net of current portion	1,489	912
Other noncurrent liabilities	17,102	222

Total noncurrent liabilities	18,591	1,134

Total liabilities	$25,340	$4,341

     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company recognized $5.4 million and $3.6 million of business interruption proceeds as a reduction of station operating expenses excluding depreciation and amortization expense during the years ended February 28, 2007, and February 29, 2008, respectively.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired in accordance with the provisions of SFAS No. 144. Included in discontinued operations in the accompanying statements of operations for the year ended February 28, 2007 is a $14.1 million noncash impairment charge. This charge is reflected in television income from operations in the discontinued operations summary above.
WRDA-FM
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. Emmis had tried various formats with the station over the past several years, but did not achieve an acceptable operating performance with any of the formats. After the most recent format change failed to meet expectations, Emmis elected to divest of the station. The results of operations of WRDA-FM for the years ending February 28, 2006 and 2007 have been reflected as discontinued operations in the accompanying consolidated financial statements. WRDA-FM had historically been included in the radio segment. The following table summarizes certain operating results for WRDA-FM for all periods presented:

	Year ended February 28 (29),
	2006	2007	2008
Net revenues	$851	$—	$—
Station operating expenses, excluding depreciation and amortization expense	1,516	—	—
Depreciation and amortization	51	—	—
Loss before taxes	(777)	—	—
Benefit for income taxes	(319)	—	—
Gain on sale of station, net of tax	—	4,160	—
     l. Advertising and Subscription Acquisition Costs
     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 28, 2007, and February 29, 2008, we had approximately $1.8 million in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers non direct-response advertising costs for major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2006, 2007 and 2008 was $13.5 million, $12.9 million and $13.4 million, respectively.
     m. Investments
     Equity method investments
     Emmis has various investments accounted for under the equity method of accounting as summarized in the following table:

	February 28, 2007	February 29, 2008
Broadcast tower site investment — New Jersey	$1,650	$1,650
Broadcast tower site investment — Texas	1,325	1,309
Other — continuing operations	691	341
Other — discontinued operations	218	—

Total equity method investments	$3,884	$3,300

     Emmis has a 50% ownership interest in a partnership in which the sole asset is land in New Jersey on which a transmission tower is located. The other owner has voting control of the partnership. In the year ended February 28, 2007, Emmis recorded a $3.2 million write-down to the carrying value of its 50% ownership interest in the partnership as it determined the investment’s fair value had declined. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest in a company that operates a tower site in Austin, Texas. Emmis also has numerous other investments related to continuing operations that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $0.5 million as of February 28, 2007 or February 29, 2008. In addition to the investments described above, Emmis’ ownership interest in a partnership related to our television division as of February 28, 2007 totaled $0.2 million. As of February 29, 2008, Emmis did not have any investments related to its television division.
     Cost method investments
     During the year ended February 29, 2008, Emmis determined that the value of one of its cost method investments was impaired. Emmis recorded a noncash impairment charge of $0.3 million, recorded in other expense in the accompanying consolidated statements of operations, as the impairment was deemed to be other than temporary. The carrying value of this investment at February 29, 2008 was $0.1 million. For our other investment carried at cost, the fair value was not estimated, as no events or circumstances arose that would indicate a change in the fair value of the investment. Collectively, our cost method investments totaled $0.7 million and $0.5 million, respectively, as of February 28, 2007 and February 29, 2008.
     Available for sale investments
     During fiscal 2008, Emmis made an investment in a company that specializes in the development and distribution of mobile and on-line games. This investment is carried at fair value, which was $1.0 million at February 29, 2008. Although no unrealized or realized gains or losses have been recognized on this investment, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the statement of operations. If the Company determines that the value of the investment is other than temporarily impaired, the Company will recognize, through the statement of operations, a loss on the investment.
     n. Acquisition-Related Deferred Costs
     Emmis defers third-party costs associated with acquisition-related activities when the Company believes it is probable the services will result in Emmis acquiring the target. No acquisition-related costs were deferred as of February 29, 2008, but as of February 28, 2007 Emmis had deferred $0.3 million of such costs. Related to the $0.3 million deferred at February 28, 2007, Emmis determined that it was no longer probable that it would acquire the target entity during the year ended February 29, 2008. As such, Emmis recorded a $0.3 million write-off of acquisition-related deferred costs which is reflected in corporate expenses excluding depreciation and amortization for the year ended February 29, 2008.
     o. Deferred Revenue and Barter Transactions
     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2006, 2007 and 2008 were $10.2 million, $10.1 million and $11.8 million, respectively, and barter expenses were $9.5 million, $9.2 million, and $11.9 million, respectively.
     p. Foreign Currency Translation
     The functional currency of our radio station in Hungary (Slager Radio) is the Hungarian forint. Slager Radio’s balance sheet has been translated from forints to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). Slager Radio’s results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of Slager Radio’s financial statements was ($1,125), $298, and $(703) for the years ended February 2006, 2007, and 2008, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our Belgium radio stations is the euro. These stations’ balance sheets have been translated from the Euro to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of our Belgium radio stations’ financial statements was ($672), $330, and $(338) for the years ended February 2006, 2007 and 2008, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our national radio network in Slovakia is the koruna. The radio network’s balance sheets have been translated from the koruna to the U.S. dollar using the current exchange rate in effect at the subsidiary’s balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of the Slovakian national radio network’s financial statements was ($434), $1,505, and $(1,871) for the years ended February 2006, 2007, and 2008, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     The functional currency of our national radio networks in Bulgaria is the leva. The radio networks’ balance sheets have been translated from the leva to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31). The results of operations have been translated using an average exchange rate for the period. The translation adjustment resulting from the conversion of the Bulgarian national radio networks’ financial statements was $52, $137, and $371 for the years ended February

2006, 2007, and 2008, respectively. This adjustment is reflected in shareholders’ equity in the accompanying consolidated balance sheets.
     q. Earnings Per Share
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period (42,876,229, 37,265,456, and 36,551,378 shares for the years ended February 2006, 2007 and 2008, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2006, 2007 and 2008 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock is not included in the calculation of diluted net income per common share for each of the three years ended February 29, 2008 as the effect of these conversions would be antidilutive to the net loss available to common shareholders from continuing operations. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. Excluded from the calculation of diluted net income per share are 4.8 million, 7.0 million and 7.0 million weighted average shares that would result from the conversion of preferred shares for the years ended February 2006, 2007 and 2008, respectively, and approximately 0.4 million, 0.1 million and 0.3 million stock options for the years ended February 2006, 2007 and 2008, respectively.
     r. Income Taxes
     The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and amounts recorded for income tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.
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
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired in accordance with the provisions of SFAS No. 144. The Company recorded a $14.1 million noncash impairment charge, which is reflected in discontinued operations in the accompanying statements of operations.
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
     u. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these financial instruments. The fair value of our interest rate swap agreement is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. As of February 29, 2008, the Company estimates the fair value of this contract was a liability of $7.6 million. The Company had no interest-rate swap agreements outstanding as of February 28, 2007. Historically, the carrying amount of our credit facility debt approximates fair value due to the variable interest rate on such debt. However, due to turmoil in the credit markets beginning in July 2007, our credit facility debt began to trade at a significant discount to its carrying value. As of February 29, 2008, the fair value of our credit facility debt was $364.1 million and its carrying value was $438.7 million. The fair value of our 6.25% Series A cumulative convertible preferred stock, based on quoted market prices as of February 28, 2007 and February 29, 2008, was $128.2 million and $76.8 million, respectively, and its carrying value was $143.8 million.
     v. Recent Accounting Pronouncements
     On December 21, 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). Although SAB No. 107 generally disallows the use of the simplified method beyond December 31, 2007, SAB No. 110 allows, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. We have used the simplified method under SAB No. 107, and we believe that our circumstances allow for the continued use of the simplified method in developing our estimate of expected term of share options.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. SFAS No. 160 is effective for us as of March 1, 2009. As of February 28, 2007 and February 29, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $50,780 and $53,758, respectively. These amounts will be recharacterized as noncontrolling interests as a component of equity when SFAS No. 160 is adopted on March 1, 2009.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy. SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close beginning on March 1, 2009.
     On June 27, 2007, the Emerging Issues Task Force (EITF) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, such dividend features are factored into the value of the award at the grant date and, to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R. This guidance is effective for the Company on March 1, 2008. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of EITF 06-11 will not have a material effect on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than March 1, 2008. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of FAS No. 159 will not have a material effect on our financial position, results of operations or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of March 1, 2008, though FASB Staff Position No. 157-2, Effective Date of SFAS No. 157, defers the date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to the Company’s fiscal year beginning March 1, 2009. Subject to any changes to the facts and circumstances used in our evaluation, we believe that the adoption of FAS No. 157 will not have a material effect on our financial position, results of operations or cash flows.
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
     The Company adopted the FSP on March 1, 2007, and began using the deferral method to account for major maintenance activities related to its leased airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. Prior to the adoption of this standard, the Company accrued for such overhaul costs in advance and recorded the charge to corporate expenses. As a result of the adoption of the FSP, the Company has eliminated the effect of the accrue-in-advance method on all previous periods. The cumulative effect of the adoption of the FSP on prior periods was to decrease the accumulated deficit by $0.6 million as of February 28, 2005. The restatement increased earnings per share attributable to net income available to common shareholders by $0.01 for the year ended February 28, 2006. The following tables illustrate the retrospective changes made in Emmis’ previously reported financial position as of February 28, 2007, and our results from operations and cash flows for the years ended February 28, 2006 and 2007:
Consolidated Balance Sheets

	As of February 28, 2007
	As Previously
	Reported	FSP Adjustment	As Adjusted
Accounts payable	$18,791	$(1,441)	$17,350
Deferred income taxes	170,758	591	171,349
Accumulated deficit	(286,150)	850	(285,300)
Consolidated Statements of Operations

	For the year ended February 28, 2007			For the year ended February 28, 2006
	As Previously			As Previously
	Reported	FSP Adjustment	As Adjusted	Reported	FSP Adjustment	As Adjusted
Corporate expenses	$30,432	$(2)	$30,430	$36,871	$(482)	$36,389
Provision for income taxes	2,015	1	2,016	(16,346)	198	(16,148)
Loss from continuing operations	(3,467)	1	(3,466)	(25,521)	284	(25,237)
Net income	113,581	1	113,582	357,771	284	358,055
Consolidated Statements of Cash Flows

	For the year ended February 28, 2007			For the year ended February 28, 2006
	As Previously			As Previously
	Reported	FSP Adjustment	As Adjusted	Reported	FSP Adjustment	As Adjusted
Benefit for deferred income taxes	$994	$1	$995	$(16,479)	$198	$(16,281)
Change in accounts payable and accrued liabilities	(17,744)	(2)	(17,746)	4,044	(482)	3,562
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting For Uncertainty In Income Taxes (FIN No. 48), that provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN No. 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The interpretation also revises the disclosure requirements and is effective for the Company as of March 1, 2007. The cumulative impact of this guidance resulted in a decrease to noncurrent tax liabilities of $24.9 million and a decrease of $0.3 million in deferred income taxes with a corresponding offset to accumulated deficit upon adoption on March 1, 2007.

w. Katz Representation Agreement
     On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which is reflected as a noncash contract termination fee in the accompanying consolidated statement of operations. The liability established as a result of the termination represents an incentive received from Katz that will be recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheet at February 29, 2008.
     As part of the representation agreement, Katz guaranteed a minimum amount of national sales for Emmis’ fiscal years ended February 2008 and 2009. For the year ended February 29, 2008, actual national sales as defined by the representation agreement were approximately $3.7 million lower than the guaranteed minimum amount of national sales and Katz has paid the shortfall to Emmis. As such, Emmis recognized $3.7 million of additional net revenues for the year ended February 29, 2008. If Katz does not deliver the guaranteed minimum sales amount for our fiscal year ending February 28, 2009, Katz will pay the shortfall related to fiscal 2009 national sales to Emmis. Emmis will accrue for such shortfalls, if any, at the time they become probable of receipt as a reduction to national agency commission expense in fiscal 2009.
     x. Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 29, 2008 presentation. The reclassifications have no impact on net income (loss) previously reported.
2. COMMON STOCK
     Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2007 and February 29, 2008, no shares of Class C common stock were issued or outstanding.
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
     On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. During the year ended February 29, 2008, the Company repurchased 2.2 million shares for $13.9 million (average price of $6.23 per share).
3. REDEEMABLE PREFERRED STOCK
     Each share of redeemable preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. At February 28, 2005, the conversion price was $39.06, which resulted in a conversion ratio of 1.28 shares of common stock per share of preferred stock. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share. Emmis has paid all quarterly dividends through April 15, 2008. Emmis may redeem the preferred stock for cash at 100% of the liquidation preference per share, plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date.
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
     In connection with the payment of a special $4 per common share dividend to shareholders of record on November 22, 2006, the conversion price of the Company’s preferred stock was adjusted from $30.10 per share to $20.495 per share. Consequently, as of February 28, 2007 and February 29, 2008, each share of preferred stock is convertible into 2.44 shares of common stock. See Note 4 for more discussion of the $4 per common share dividend.
4. SHAREHOLDERS’ EQUITY
     On November 2, 2006, the Company’s Board of Directors declared a special one-time dividend of $4.00 per common share to shareholders of record as of November 12, 2006. The dividend was paid November 22, 2006, and reduced shareholders’ equity by $150.2 million. The dividend was also paid to holders of unvested restricted stock, resulting in excess tax benefits of $0.6 million, which is reflected in additional paid in capital in the accompanying consolidated balance sheet as of February 28, 2007.
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
5. SHARE BASED PAYMENTS
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

     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses the simplified method to estimate expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend (see Note 4). Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period November 2006 forward, which is insufficient experience upon which to estimate expected term. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2006, 2007 and 2008:

	Year Ended February 28 (29),
	2006	2007	2008
Risk-Free Interest Rate:	4.0% - 4.1%	4.7% - 4.8%	4.4% - 4.9%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0	6.0	6.0
Expected Volatility:	60.8%	48.2% - 58.3%	46.1% - 47.5%
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plans for the year ended February 28, 2006.

Net Income Available to Common Shareholders:
As Reported	$349,071
Plus: Reported stock-based employee compensation costs, net of tax	5,232
Less: Stock-based employee compensation costs, net of tax, if fair value method had been applied to all awards	(20,488)

Pro Forma	$333,815

Basic EPS:
As Reported	$8.14
Pro Forma	$7.79

Diluted EPS:
As Reported	$8.14
Pro Forma	$7.79
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
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company recorded $0.6 million of excess tax benefits related to the exercise of stock options as operating cash flows in the accompanying consolidated statements of cash flows for the year ended February 28, 2006. These excess tax benefits were not reclassified to financing cash flows as the Company adopted SFAS No. 123R using the modified prospective transition method. The Company did not record any excess tax benefits in the years ended February 2007 and 2008 related to the exercise of stock options.
     The following table presents a summary of the Company’s stock options outstanding at February 29, 2008, and stock option activity during the year ended February 29, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	7,403,726	$16.80
Granted	675,905	8.24
Exercised (1)	—	—
Forfeited	42,797	9.27
Expired	436,771	16.76

Outstanding, end of year	7,600,063	16.08	4.8	$—
Exercisable, end of year	6,485,899	17.24	4.2	$—

(1)	Cash received from option exercises for the years ended February 2006, 2007 and 2008 was $4.0 million, $0 million and $0 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the years ended February 2006, 2007 and 2008 of $0.6 million, $0 million and $0 million, respectively.
     The weighted average grant date fair value of options granted during the years ended February 2006, 2007 and 2008 was $7.66, $6.44 and $4.24, respectively. The total intrinsic value of options exercised during the years ended February 2006, 2007 and 2008 was $0.8 million, $0.2 million and $0 million, respectively.
     A summary of the Company’s nonvested options at February 29, 2008, and changes during the year ended February 29, 2008, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	722,045	$6.44
Granted	675,905	4.24
Vested	240,989	6.44
Forfeited	42,797	5.07

Nonvested, end of year	1,114,164	5.16
     There were 4.3 million shares available for future grants under the various option plans at February 29, 2008. The vesting date of outstanding options range from March 2008 to July 2010, and expiration dates range from October 2009 to July 2017.
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
     The following table presents a summary of the Company’s restricted stock grants outstanding at February 29, 2008, and restricted stock activity during the year ended February 29, 2008 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	413,255	$17.12
Granted	594,263	8.16
Vested (restriction lapsed)	333,793	10.52
Forfeited	47,676	10.91

Grants outstanding, end of year	626,049	12.62
     The total fair value of shares vested during the years ended February 2006, 2007 and 2008 was $11.8 million, $4.2 million and $3.5 million, respectively.
Recognized Noncash Compensation Expense
     The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three years ended February 29, 2008:

	Year Ended February 28 (29),
	2006	2007	2008
Station operating expenses excluding depreciation and amortization expense	$4,682	$3,283	$2,900
Corporate expenses	4,185	4,465	4,326

Stock-based compensation expense included in operating expenses	8,867	7,748	7,226
Tax benefit	(3,635)	(3,177)	(2,963)

Recognized stock-based compensation expense, net of tax	$5,232	$4,571	$4,263

     As of February 29, 2008, there was $5.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.
Tax Implications of Share Based Payments
     Generally for tax purposes, the Company is expected to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity awards when the restrictions lapse or stock options are exercised. As of February 29, 2008, the Company has $3.7 million in deferred tax assets related to such equity awards. The fair value of equity awards since the date of grant has declined and the Company has an Additional Paid-in Capital (APIC) pool of $0.1 million (as defined pursuant to SFAS No. 123R). Accordingly, absent a recovery in the fair value of equity awards, when the restrictions lapse or the stock options are exercised or expire, the Company may be required to immediately recognize a noncash write down of the deferred tax asset, which may be material to the consolidated results of operations, for the tax effect of the difference between compensation cost previously recognized in the financial statements and the amount that is realized.
     Based on noncash share–based compensation expense recognized and the distribution of fully vested restricted stock in the first quarter of fiscal year 2009, the Company expects to recognize a noncash write-down of its deferred tax asset in the amount of approximately $1.1 million. Additional noncash write-downs of the Company’s deferred tax assets related to the noncash share-based compensation may be required in future periods as the stock awards vest or expire.

6. CREDIT FACILITY AND RELATED DEFERRED DEBT ISSUANCE COSTS
     The credit facility was comprised of the following at February 28, 2007 and February 29, 2008:

	2007	2008
Credit Facility
Revolver	$43,000	$—
Term Loan B	455,000	438,693

	498,000	438,693

Less: Current Maturities	(3,413)	(4,387)

	$494,587	$434,306

     On November 2, 2006, EOC amended and restated its Revolving Credit and Term Loan Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. At February 28, 2007 and February 29, 2008, $2.5 million and $2.2 million, respectively, in letters of credit were outstanding. The credit facility also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to the pricing of the entire credit facility.
     All outstanding amounts under the credit facility bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the credit facility) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate are 2.00% and 1.00%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning six months after closing, the credit facility required Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined. Emmis fulfilled this requirement through interest rate swap agreements. See Note 8 for further discussion.
     The term loan and revolver mature on November 1, 2013 and November 2, 2012, respectively. Beginning on August 31, 2007, the borrowings under the term loan are payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. The annual amortization schedule for the credit facility, assuming the total facility is outstanding, is as follows:

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2009	—	4,387	4,387
2010	—	4,387	4,387
2011	—	4,387	4,387
2012	—	4,387	4,387
2013	145,000	4,387	149,387
2014	—	416,758	416,758

Total	$145,000	$438,693	$583,693

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
     In connection with various fiscal 2007 debt restructuring and financing activity, the Company expensed substantially all of the deferred debt issuance costs existing as of February 28, 2006.  These expenses are reflected as loss on debt extinguishment in the accompanying consolidated statement of operation for the year ended February 28, 2007.   The deferred debt issuance costs balance of $3.8 million and $3.2 million, net, as of February 28, 2007 and February 29, 2008, respectively, primarily relates to costs incurred in connection with our new credit facility in November 2006.
7. OTHER LONG-TERM DEBT
     Other long-term debt was comprised of the following at February 28, 2007 and February 29, 2008:

	2007	2008
Hungary:
License obligation	$3,624	$3,030
Loans payable	135	—
Other	168	107

Total other long-term debt	3,927	3,137

Less: current maturities	(1,182)	(1,241)

	$2,745	$1,896

     Our 59.5% owned Hungarian subsidiary, Slager Radio Rt., has certain obligations which are consolidated in our financial statements due to our majority ownership interest. However, Emmis is not a guarantor of or required to fund these obligations. Subsequent to the license restructuring completed in December 2002, Slager Radio must pay, in Hungarian forints, five equal annual installments that commenced in November 2005 and end in November 2009, for a radio broadcast license to the Hungarian government. The obligation is non-interest bearing. The license obligation has been discounted at an imputed interest rate of approximately 7% to reflect the obligation at its fair value. The license obligation of $3.0 million (in U.S. dollars) as of February 29, 2008, is reflected net of an unamortized discount of $0.3 million.
     Slager Radio was obligated to pay certain loans to its shareholders. At February 28, 2007, loans payable to the minority shareholders were (in U.S. dollars) approximately $0.1 million. These loans were fully paid during the year ended February 29, 2008.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     The Company estimates the fair value of the Swap identified above to be a liability of $7.6 million as of February 29, 2008, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The fair value of the Swap is estimated by obtaining a quotation from a financial institution that is one of the counterparties to the Company’s Swap agreement. The fair value is an estimate of the net amount that the Company would be required to pay on February 29, 2008, if the agreements were transferred to other parties or cancelled by the Company.
     In March 2008, Emmis entered into an additional interest rate exchange agreement. See Note 17 for further discussion.
9. ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
Purchase of Infopress & Company OOD
     On December 17, 2007, Emmis acquired 100% of the shares of Infopress & Company OOD for $8.8 million. Infopress & Company OOD operated Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria. The acquisition was financed with cash on hand. The Company has recorded $0.6 million of goodwill, none of which is deductible for income tax purposes. The operating results from December 17, 2007 through December 31 2007 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Inforadio reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$24	Less than one year
Other current assets	58	Less than one year

Broadcasting equipment	324	5 years

International broadcast license	8,201	60 months
Goodwill	605	Indefinite

Accounts payable and accrued expenses	(385)
Other current liabilities	(40)

Total purchase price	$8,787

Purchase of Orange Coast Kommunications, Inc.
     On July 25, 2007, Emmis acquired Orange Coast Kommunications, Inc., publisher of Orange Coast, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld at the original closing, but was paid in April 2008. As of February 29, 2008, this $0.3 million was classified as accounts payable in the accompanying consolidated balance sheets. Orange Coast fits Emmis’ niche of publishing quality city and regional magazines. Orange Coast serves the affluent area of Orange County, CA, and may also provide synergies with our other California-based publications, Los Angeles and Tu Ciudad. The acquisition was financed through borrowings under the senior credit facility. The Company has recorded $2.9 million of goodwill, none of which is deductible for income tax purposes. The operating results of Orange Coast from July 25, 2007, through February 29, 2008, are included in the accompanying consolidated financial statements. The preliminary purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$570	Less than one year
Other current assets	73	Less than one year

Furniture and fixtures	20	5 years

Goodwill	2,852	Indefinite
Trademark	2,922	15 years
Advertiser list	1,162	4 years
Other definite lived intangibles	312	3 years

Other current liabilities	(564)
Deferred income taxes	(490)

Total purchase price	$6,857

Sale of KHON-TV to HITV Operating Company, Inc.
     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co, Inc. for $40.0 million in cash. Emmis used a portion of the proceeds to repay outstanding debt obligations. In connection with the sale, Emmis recorded a gain on sale of $10.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statement of operations.
Sale of land and building formerly occupied by WKCF-TV to Goodlife Broadcasting Inc.
     On October 31, 2006, Emmis sold land and the associated building formerly occupied by WKCF-TV to Goodlife Broadcasting, Inc. for $3.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of $0.3 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
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
Sale of television stations to Journal Communications
     On December 5, 2005, Emmis sold substantially all of the assets of television stations WFTX in Ft. Myers, FL and KGUN in Tucson, AZ, and the tangible assets and many of the intangible assets (excluding, principally, the FCC license) of KMTV in Omaha, NE to Journal Communications (Journal) for $225.0 million in cash. Emmis recorded a gain on sale of $92.6 million, net of tax, which is reflected in discontinued operations in the accompanying statements of operations. Emmis used the proceeds to repay outstanding debt obligations. The FCC did not consent to the transfer of the FCC license for KMTV due to Journal’s existing radio station ownership in the Omaha market. Journal was required to divest of some of its radio holdings before the FCC would approve the transfer of KMTV’s FCC license from Emmis to Journal. On December 5, 2005, Emmis entered into a LMA with Journal for KMTV. Pursuant to the LMA, Journal began programming the station on December 5, 2005 and recorded all of the revenues and expenses of the station. Journal made no monthly payments to Emmis under the LMA, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. Journal paid a portion of the purchase price of KMTV on December 5, 2005 and was required to pay an additional $10 million by October 15, 2008 if closing on KMTV had not occurred. This $10 million due from Journal is reflected in deposits and other in the accompanying consolidated balance sheet for the year ended February 28, 2008. Journal divested of a portion of its radio holdings in Omaha and Emmis closed on this sale on March 27, 2007, collecting the remaining $10 million due from Journal.
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
Acquisition of Radio Networks in Bulgaria
     On November 14, 2005, Emmis acquired a 66.5% (economic and voting) majority ownership in Radio FM Plus AD, a national network of radio stations in Bulgaria for a cash purchase price of $3.3 million. This acquisition allowed Emmis to expand its international radio portfolio within Emmis’ euro-centric international acquisition strategy. The acquisition was financed with cash on hand. The Company has recorded $0.5 million of goodwill, none of which is deductible for income tax purposes. Consistent with the Company’s other foreign subsidiaries, Radio FM Plus reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$205	Less than one year
Other current assets	16	Less than one year

Broadcasting equipment	571	5 years

International broadcast license	3,378	87 months

Goodwill	525	Indefinite

Investment and other long-term assets	119
Less: current liabilities	(370)
Less: deferred tax liabilities	(525)
Less: minority interest	(648)

Total purchase price	$3,271

     On December 29, 2006, Emmis acquired control of a second radio network in Bulgaria from Pleven Plus AD for $1.1 million in cash. This radio network had previously been accounted for as a 40% equity investment. Substantially all of the purchase price was allocated to the international broadcast license, which is being amortized over six years. The Company also recorded $0.2 million of goodwill, none of which is deductible for income tax purposes.
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
Acquisition of Radio Network in Slovakia
     On March 10, 2005, Emmis completed its acquisition of D.EXPRES, a.s., a Slovakian company that owns and operates Radio Expres, a national radio network in Slovakia, for a cash purchase price of $12.6 million. This acquisition allowed Emmis to expand its international portfolio on the European continent and enter one of the world’s fastest growing economies. The acquisition was financed through borrowings under the credit facility. The Company has recorded $1.9 million of goodwill, none of which is deductible for income tax purposes. The operating results from March 10, 2005 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Radio Expres reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation is as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$2,126	Less than one year
Other current assets	1,486	Less than one year

Broadcasting equipment	2,649	5 years

Customer list	1,155	1 year

International broadcast license	8,632	94 months

Goodwill	1,865	Indefinite

Investment and other long-term assets	160	14 months

Less: current liabilities	(3,645)
Less: deferred tax liabilities	(1,865)

Total purchase price	$12,563

10. PRO FORMA FINANCIAL INFORMATION
     Unaudited pro forma summary information is presented below for the years ended February 28, 2007 and February 29, 2008, assuming the acquisition (and related net borrowings) of (i) the acquisition of Orange Coast Kommunications, Inc. (publisher of Orange Coast), (ii) the acquisition of Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network), and (iii) the acquisition of a controlling interest in Pleven Plus AD (operator of Radio Fresh, a Bulgarian national radio network) had occurred on the first day of the pro forma periods presented below.
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

	For the Year Ended February 28 (29),
	2007	2008
	Pro Forma	Pro Forma
Net revenues	$366,881	$364,590

Loss from continuing operations	$(6,236)	$(21,453)

Loss available to common shareholders from continuing operations	$(15,220)	$(30,437)

Net loss per share available to common shareholders from continuing operations:
Basic	$(0.41)	$(0.83)

Diluted	$(0.41)	$(0.83)

Weighted average shares outstanding:
Basic	37,265	36,551
Diluted	37,265	36,551
11. INTANGIBLE ASSETS AND GOODWILL
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
          Indefinite-lived Intangibles
     As of February 28, 2007 and February 29, 2008, the carrying amounts of the Company’s FCC licenses were $819.3 and $801.3 million, respectively. These amounts are entirely attributable to our radio division.
     In connection with our fiscal 2008 annual impairment review, we recognized a noncash impairment loss of $18.0 million related to radio stations in St. Louis and Terre Haute. This impairment loss principally related to lower than expected market growth in St. Louis and Terre Haute in our fiscal 2008, which led us to reduce our growth estimates for these markets in future years. No impairment was recorded in connection with our fiscal 2007 annual impairment review. In connection with our fiscal 2006 annual impairment review, we recognized a noncash impairment loss of $5.7 million ($1.7 million of which is now reflected in discontinued operations) related to radio stations in Phoenix, St. Louis and Terre Haute. This impairment loss principally related to lower than expected market growth in Phoenix, St. Louis and Terre Haute in our fiscal 2006, which led us to reduce our growth estimates for these markets in future years. The annual required impairment tests may result in future periodic write-downs.
          Goodwill
     As of February 28, 2007 and February 29, 2008, the carrying amount of the Company’s goodwill was $77.6 million and $81.3 million, respectively. As of February 28, 2007, approximately $25.4 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of February 29, 2008, approximately $26.2 million and $55.1 million of our goodwill was attributable to our radio and publishing divisions, respectively.

     No impairment was recorded as a result of fiscal 2007 or fiscal 2008 impairment tests. In connection with our fiscal 2006 annual impairment review, we recognized a noncash impairment loss of $31.7 million, which related to our controlling ownership of a radio station cluster in Austin and one of our publications. We purchased a controlling interest in six radio stations in Austin, Texas in July 2003. Since 2003, public market multiples for radio assets have declined and the Company determined that $25.7 million of the original $35.3 million of goodwill was impaired. We also recorded a $6.0 million goodwill impairment at one of our magazines due to a decline in the profitability of the magazine. We have taken steps to improve the magazine’s profitability, including staff reductions and the discontinuation of unprofitable ancillary products. The annual required impairment tests may result in future periodic write-downs.
          Definite-lived intangibles
     The following table presents the weighted-average remaining life at February 29, 2008 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 28, 2007 and February 29, 2008:

		February 28, 2007			February 29, 2008
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign broadcasting licenses	6.9	$38,306	$19,430	$18,876	$43,475	$22,052	$21,423
Favorable office leases	6.4	688	394	294	688	501	187
Trademarks	19.6	782	392	390	3,687	531	3,156
Customer list	4.0	—	—	—	1,162	169	993
Noncompete and other	3.0	—	—	—	312	61	251

TOTAL		$39,776	$20,216	$19,560	$49,324	$23,314	$26,010

     During our year ended February 29, 2008, we determined that the carrying value of our foreign broadcast licenses in Belgium were not recoverable. As such, the Company recognized a noncash impairment loss of $3.2 million. Total amortization expense from definite-lived intangibles for the years ended February, 2006, 2007 and 2008 was $4.5 million, $3.9 million and $4.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded as of February 29, 2008:

YEAR ENDED FEBRUARY,
2009	$6,090
2010	5,913
2011	4,136
2012	3,919
2013	3,794
12. EMPLOYEE BENEFIT PLANS
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
     2004 Equity Incentive Plan
     At the 2004 annual meeting, the shareholders of Emmis approved the 2004 Equity Compensation Plan (the Plan). Under this plan, awards equivalent to 4.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under these plans) increase the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). No more than 1.0 million shares of Class B common stock are available for grant and issuance from the 4.0 million additional shares of stock originally authorized for delivery under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 4.3 million shares of common stock were available for grant at February 29, 2008. Certain stock awards remained outstanding as of February 29, 2008. On March 1, 2008, options vesting annually over three years were granted to employees under the Plan to purchase an additional 0.6 million shares of Emmis common stock at $2.95 per share and an additional 0.3 million shares of restricted stock or restricted stock units vesting over a period of two to three years were issued to employees.
     b. 401(k) Retirement Savings Plan
     Emmis sponsors two Section 401(k) retirement savings plans. One is available to substantially all nonunion employees age 18 years and older who have at least 30 days of service and the other is available to certain union employees that meet the same qualifications. Employees may make pretax contributions to the plans up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. During the three-year period ended February 29, 2008, the Company elected to match annual employee 401(k) contributions up to a maximum of $2 thousand per employee, one-half of the contribution made in Emmis stock. Emmis’ discretionary contributions to the plans for continuing operations totaled $1,770, $1,826 and $1,811 for the years ended February 2006, 2007 and 2008, respectively.
     c. Defined Contribution Health and Retirement Plan
     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $677, $699 and $779 for the years ended February 2006, 2007 and 2008, respectively.
13. OTHER COMMITMENTS AND CONTINGENCIES
     a. Commitments of our continuing operations
     The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other operating contracts with aggregate minimum annual commitments at February 29, 2008 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2009	$11,426	$2,080	$23,103	$2,545	$39,154
2010	10,303	1,697	11,354	1,793	25,147
2011	7,502	523	5,858	633	14,516
2012	6,641	—	—	163	6,804
2013	6,089	—	—	169	6,258
Thereafter	21,580	—	—	954	22,534

Total	$63,541	$4,300	$40,315	$6,257	$114,413

     Rental expense is incurred principally for office and broadcasting facilities. Rental expense for continuing operations during the years ended February 2006, 2007 and 2008 was approximately $8.1 million, $7.9 million and $8.7 million, respectively. No sublease income was recorded in the three years ended February 29, 2008.
     In addition to the above commitments, the Company may be required to contribute an additional $1.0 million to an investment based on the investment’s attainment of certain operating milestones.

     b. Commitments of our discontinued operations
     The Company also has various commitments under the following types of material contracts for its discontinued operations: (i) operating leases; (ii) television syndicated programming; (iii) employment agreements and (iv) other operating contracts with aggregate minimum annual commitments as of February 29, 2008 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2009	$24	$3,322	$1,364	$637	$5,347
2010	25	2,664	744	185	3,618
2011	27	2,213	201	—	2,441
2012	—	1,350	—	—	1,350
2013	—	627	—	—	627
Thereafter	—	—	—	—	0

Total	$76	$10,176	$2,309	$822	$13,383

     Rental expense is incurred principally for broadcasting facilities. Rental expense for discontinued operations during the years ended February 2006, 2007 and 2008 was approximately $2.5 million, $1.3 million and $0.1 million, respectively, and is shown in discontinued operations in the accompanying consolidated statements of operations. No sublease income was recorded in the three years ended February 29, 2008.
     c. Litigation
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
     In 2006, the FCC commenced an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups, and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. The Company has received similar inquiries from the FCC and has submitted responses; additional responses may be submitted in the future. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.

14. INCOME TAXES
     The provision (benefit) for income taxes for the years ended February 2006, 2007 and 2008, consisted of the following:

	2006	2007	2008
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	133	1,021	2,061

	133	1,021	2,061

Deferred:
Federal	(13,670)	470	(5,987)
State	(2,274)	753	345
Foreign	(337)	(228)	257

	(16,281)	995	(5,385)

Provision (benefit) for income taxes	$(16,148)	$2,016	$(3,324)

Other Tax Related Information:

Tax benefit of minority interest expense	(2,087)	(2,587)	(2,763)
Tax provision of discontinued operations	216,388	80,248	13,708
     United States and foreign income (loss) before income taxes for the years ended February 2006, 2007 and 2008 was as follows:

	2006	2007	2008
United States	$(38,889)	$(1,688)	$(21,810)
Foreign	530	4,815	4,537

Income (loss) before income taxes	$(38,359)	$3,127	$(17,273)

     The provision (benefit) for income taxes for the years ended February 2006, 2007 and 2008 differs from that computed at the Federal statutory corporate tax rate as follows:

	2006	2007	2008
Computed income taxes at 35%	$(13,425)	$1,095	$(6,045)
State income tax	(2,245)	753	345
Foreign Taxes	(405)	(982)	714
Nondeductible stock compensation and Section 162 disallowance	—	265	1,021
Entertainment disallowance	498	576	677
Other	(571)	309	(36)

Provision (benefit) for income taxes	$(16,148)	$2,016	$(3,324)

     The components of deferred tax assets and deferred tax liabilities at February 28, 2007 and February 29, 2008 are as follows:

	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$11,819	$13,073
Compensation relating to stock options	3,672	3,693
Interest rate exchange agreement	—	3,108
Deferred revenue	230	6,231
Television sale deferred credits	6,835	—
Tax credits	3,163	5,861
Investments in subsidiairies	1,704	1,050
Other	2,454	3,282
Valuation allowance	(7,294)	(9,338)

Total deferred tax assets	22,583	26,960

Deferred tax liabilities
Intangible assets	(186,068)	(188,203)
Fixed assets	(5,975)	(9,116)
Other	(295)	(1,047)

Total deferred tax liabilities	(192,338)	(198,366)

Net deferred tax liabilities	$(169,755)	$(171,406)

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. A valuation allowance has been provided for the net operating loss carryforwards, which do not expire, related to the Company’s Belgium subsidiary. Additionally, a valuation allowance has been provided for the net operating loss carryforwards related to certain state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized. The state net operating loss carryforwards expire between the years ending February 2009 and February 2028.
     The $5.9 million of tax credits at February 29, 2008 relate to alternative minimum tax carryforwards that can be carried forward indefinitely.
     United States Federal and state deferred income taxes have not been recorded on undistributed earnings of foreign subsidiaries because such earnings are intended to be indefinitely reinvested in these foreign operations. At February 29, 2008, we had an aggregate of $8.9 million of unremitted earnings of foreign subsidiaries that, if distributed would result in additional U.S. income taxes. Determination of the deferred tax liability should the Company remit a portion of these earnings is not feasible because such liability is dependent on the circumstances if a future remittance were to occur.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48 on March 1, 2007, the estimated value of the Company’s net uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of February 29, 2008, the estimated value of the Company’s net uncertain tax positions is approximately $0.6 million, $0.4 million of which is included in deferred income taxes, $0.1 million of which is included in other current liabilities and $0.1 million of which is included in noncurrent liabilities.
     The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the year:

Gross unrecognized tax benefit – opening balance	$878
Gross increases – tax positions in prior periods	150
Gross decreases – tax positions in prior periods	(164)

Gross unrecognized tax benefit – ending balance	$864

     Included in the balance of unrecognized tax benefits at February 29, 2008 are $0.6 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. No additional significant increases or decreases in unrecognized tax benefits are expected within the next 12 months.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 2008 and in total, as of February 29, 2008, has recognized a liability for interest of less than $0.1 million.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various international jurisdictions. The Company has a number of federal, state and foreign income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly the Company is subject to examination for both US federal and certain state tax return purposes for the years ending February 28, 2002 to present.
15. SEGMENT INFORMATION
     The Company’s operations are aligned into two business segments: Radio and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expense not allocated to reportable segments.
     The Company’s segments operate primarily in the United States, with one radio station located in Hungary, and a network of radio stations in Belgium and national radio networks in Slovakia and Bulgaria. The following table summarizes the net revenues and long lived assets of our international properties included in our consolidated financial statements.

	Net Revenues for the Year Ended February 28 (29),			Long-lived Assets as of February 28 (29),
	2006	2007	2008	2006	2007	2008
Hungary	19,214	18,608	20,579	6,193	5,360	4,261
Belgium	610	1,317	1,803	3,260	3,604	684
Slovakia	7,360	10,582	14,839	12,325	11,491	20,643
Bulgaria	311	1,861	3,943	4,647	6,806	15,291
     In the quarter ended August 31, 2005, Emmis concluded its television assets were held for sale in accordance with Statement No. 144. Accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying consolidated financial statements and excluded from the segment disclosures below (see Note 1k for more discussion).

YEAR ENDED FEBRUARY 29, 2008	Radio	Publishing	Corporate	Consolidated
Net revenues	$266,120	$95,092	$—	$361,212
Station operating expenses excluding depreciation and amortization expense	186,250	83,501	—	269,751
Corporate expenses excluding depreciation and amortization expense	—	—	23,073	23,073
Depreciation and amortization	10,947	1,033	2,471	14,451
Gain on disposal of fixed assets	(104)	—	—	(104)
Contract termination fee	15,252	—	—	15,252
Impairment loss	21,225	—	—	21,225

Operating income (loss)	$32,550	$10,558	$(25,544)	$17,564

Assets — continuing operations	$963,420	$88,085	$40,808	$1,092,313
Assets — discontinued operations	—	—	47,427	47,427

Total assets	$963,420	$88,085	$88,235	$1,139,740

YEAR ENDED FEBRUARY 28, 2007	Radio	Publishing	Corporate	Consolidated
Net revenues	$271,929	$87,606	$—	$359,535
Station operating expenses excluding depreciation and amortization expense	176,686	79,333	—	256,019
Corporate expenses excluding depreciation and amortization expense	—	—	30,430	30,430
Depreciation and amortization	9,988	697	2,653	13,338
Loss on disposal of fixed assets	4	—	—	4
Impairment loss	—	—	—	—

Operating income (loss)	$85,251	$7,576	$(33,083)	$59,744

Assets — continuing operations	$992,521	$79,154	$45,800	$1,117,475
Assets — discontinued operations	—		90,429	90,429

Total assets	$992,521	$79,154	$136,229	$1,207,904

YEAR ENDED FEBRUARY 28, 2006	Radio	Publishing	Corporate	Consolidated
Net revenues	$290,600	$86,836	$—	$377,436
Station operating expenses excluding depreciation and amortization expense	171,957	80,077	—	252,034
Corporate expenses excluding depreciation and amortization expense	—	—	36,389	36,389
Depreciation and amortization	10,244	713	6,142	17,099
Impairment loss	29,681	6,000	—	35,681
(Gain) loss on disposal of fixed assets	(5)	1	98	94

Operating income (loss)	$78,723	$45	$(42,629)	$36,139

16. RELATED PARTY TRANSACTIONS
     Although Emmis no longer makes loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during fiscal 2008 was $984 and the balance at February 28, 2007 and February 29, 2008 was $948 and $984, respectively. This loan bears interest at our cost of senior debt, which at February 28, 2007 and February 29, 2008 was approximately 7.3% and 6.8% per annum, respectively.
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
     During the last three fiscal years, Emmis leased an airplane and was party to a timeshare agreement with Mr. Smulyan with respect to his personal use of the plane. Under the timeshare agreement, whenever Mr. Smulyan uses the plane for non-business purposes, he pays Emmis for the aggregate incremental cost to Emmis of operating the plane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost of operating the plane for the applicable trip). With respect to the personal flights during the years ended February 2006, 2007 and 2008, Mr. Smulyan paid Emmis approximately $72, $313 and $171, respectively, for expenses under the timeshare arrangement. In addition, under IRS regulations, to the extent Mr. Smulyan or any other officer or director allows non-business guests to travel on the plane on a business trip or takes the plane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan or the applicable officer or director. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis.
     A person who shares a household with Michael Levitan, our Executive Vice President of Human Resources, is the President of EchoPoint Media, a media buying agency in Indianapolis. During the years ended February 2006, 2007 and 2008, Emmis paid EchoPoint approximately $108, $143 and $156 in agency commissions, and paid approximately $240, $250 and $195 for advertisements placed for Emmis by EchoPoint, respectively. Emmis’ revenues prior to agency commissions from advertisements placed by EchoPoint during the years ended February 2006, 2007 and 2008, were $718, $1,058 and $1,041, respectively.
     The sister of Richard Leventhal, one of our independent directors, owns Simon Seyz, an Indianapolis business that provides corporate gifts and specialty items. During the three years ended February 2008, Emmis made purchases from Simon Seyz of approximately $124, $101 and $128, respectively.
17. SUBSEQUENT EVENTS
     Effective March 28, 2008, the Company entered into a three-year interest rate exchange agreement that fixed the underlying three-month LIBOR on $100 million of notional principal at 3.0%.
     On May 2, 2008, Emmis signed a definitive agreement to sell the assets of WVUE-TV in New Orleans to Louisiana Media Company, LLC for $41.0 million. The transaction contains or provides for customary representations, warranties and covenants, and is subject to standard closing conditions, including but not limited to approvals by the Federal Communications Commission. Emmis hopes to close this transaction by the end of calendar 2008 and plans to use the proceeds to repay outstanding debt obligations. WVUE-TV is included in discontinued operations in the accompanying consolidated financial statements.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28 (29)	Year
Year ended February 29, 2008
Net revenues	$87,263	$96,399	$91,713	$85,837	$361,212
Operating income	12,072	16,495	1,954	(12,957)	17,564
Net income (loss) available to common shareholders	(1,935)	11,810	(2,142)	(18,067)	(10,334)
Basic earnings (loss) per common share:
Continuing operations	$(0.07)	$0.03	$(0.22)	$(0.53)	$(0.77)
Discontinued operations	$0.02	$0.28	$0.16	$0.02	$0.49
Net income (loss) available to common shareholders	$(0.05)	$0.31	$(0.06)	$(0.51)	$(0.28)
Diluted earnings (loss) per common share:
Continuing operations	$(0.07)	$0.03	$(0.22)	$(0.53)	$(0.77)
Discontinued operations	$0.02	$0.28	$0.16	$0.02	$0.49
Net income (loss) available to common shareholders	$(0.05)	$0.31	$(0.06)	$(0.51)	$(0.28)

Year ended February 28, 2007
Net revenues	$89,787	$99,909	$91,205	$78,634	$359,535
Operating income	16,094	22,113	17,593	3,944	59,744
Net income (loss) available to common shareholders	6,470	110,098	946	(12,916)	104,598
Basic earnings (loss) per common share:
Continuing operations	$(0.07)	$0.06	$(0.09)	$(0.23)	$(0.33)
Discontinued operations	$0.24	$2.90	$0.12	$(0.12)	$3.14
Net income (loss) available to common shareholders	$0.17	$2.96	$0.03	$(0.35)	$2.81
Diluted earnings (loss) per common share:
Continuing operations	$(0.07)	$0.06	$(0.09)	$(0.23)	$(0.33)
Discontinued operations	$0.24	$2.89	$0.11	$(0.12)	$3.14
Net income (loss) available to common shareholders	$0.17	$2.95	$0.02	$(0.35)	$2.81
     Our results of operations are usually subject to seasonal fluctuations, which generally result in higher second and third quarter revenues and operating income. The net income available to common shareholders in the quarter ended August 31, 2006 reflects the gains on sale of WKCF-TV and KKFR-FM. The net income available to common shareholders in the quarter ended February 28, 2007 includes a $14.1 million noncash impairment charge related to WVUE-TV. The net income available to common shareholders in the quarter ended August 31, 2007 reflects the gain on sale of KGMB-TV. The net income available to common shareholders in the quarter ended February 29, 2008 includes a $21.2 million noncash impairment charge related to broadcast licenses. See Note 1k for more discussion of the various dispositions and impairment charge.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 29, 2008, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance – Certain Committees of the Board of Directors,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2008 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Employment and Change-in-Control Agreements” and “Compensation Tables” in the Emmis 2008 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2008 Proxy Statement.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights or vesting of restricted stock and restricted stock units under our 1999 Equity Incentive Plan, 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, and 2004 Equity Compensation Plan as of February 29, 2008. Our shareholders have approved these plans.

	Number of Securities to be Issued	Weighted-Average Exercise	Number of Securities Remaining
	Upon Exercise of Outstanding	Price of Outstanding Options,	Available for Future Issuance under
	Options, Warrants and Rights	Warrants, Rights and	Equity Compensation Plans (Excluding
	and Vesting of Restricted Stock	Restricted Stock	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	8,227,783	$15.82	4,272,912
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	8,227,783	$15.82	4,272,912

(1)	On March 1, 2008, options were granted to employees to purchase an additional 0.6 million shares of Emmis Communications Corporation common stock at $2.95 per share and 0.3 million shares of restricted stock or restricted stock units were granted. The amount in Column A excludes obligations under employment contracts to issue shares in the future.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Transactions” in the Emmis 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2008 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
     The financial statements filed as a part of this report are set forth under Item 8.
Financial Statement Schedules
     No financial statement schedules are required to be filed with this report.
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated By-Laws of Emmis Communications Corporation.*

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Amended and Restated Credit and Term Loan Agreement dated November 2, 2006, incorporated by reference to the Company’s Form 8-K filed on November 7, 2006.

10.2	Emmis Communications Corporation 2004 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 28, 2004.++

10.3	Change in Control Severance Agreement, dated as of March 1, 2004, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2004.++

10.4	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary L. Kaseff, incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.5	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended August 31,
2003. ++

10.6	Change in Control Severance Agreement, dated as of February 7, 2005, by and between Emmis Communications Corporation and Michael Levitan, incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed February 11, 2005. ++

10.7	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Paul W. Fiddick, incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.8	Change in Control Severance Agreement, dated as of August 11, 2003, by and between Emmis Communications Corporation and Gary A. Thoe, incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 2003. ++

10.9	Aircraft Time Sharing Agreement dated January 22, 2003, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.10	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.11	Form of Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.12	Form of Restricted Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.13	Director Compensation Policy effective May 13, 2005, incorporated by reference from Exhibit 10.36 to the Company’s Form 10-K for the year ended February 28, 2005.++

10.14	Employment Agreement, dated as of March 1, 2003, by and between Emmis Operating Company and Paul W. Fiddick incorporated by reference from Exhibit 10.39 to the Company’s Form 10-K filed on May 11, 2007, as amended by Amendment to Employment Agreement, dated as of May 31, 2006, by and between Emmis Operating Company and Paul W. Fiddick, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2006.++

10.15	Change in Control Severance Agreement, dated as of August 24, 2006, by and between Emmis Communications Corporation and Patrick M. Walsh incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2006.++

10.16	Employment Agreement, dated as of September 4, 2006, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 31, 2006.++

10.17	Amendment to Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed March 6, 2008.++

10.18	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Jeffrey H. Smulyan incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 6, 2008.++

10.19	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed March 6, 2008.++

10.20	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Gary L. Kaseff incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2008.++

10.21	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Michael Levitan incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed March 6, 2008.++

10.22	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Gary A. Thoe incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed March 6, 2008.++

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of Emmis.*

23	Consent of Independent Registered Public Accountants.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

     Signatures.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: May 12, 2008	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

		SIGNATURE	TITLE

Date:	May 12, 2008	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date:	May 12, 2008	/s/ Patrick M. Walsh Patrick M. Walsh	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

Date:	May 12, 2008	Susan B. Bayh* Susan B. Bayh	Director

Date:	May 12, 2008	Gary L. Kaseff* Gary L. Kaseff	Executive Vice President, General Counsel and Director

Date:	May 12, 2008	Richard A. Leventhal* Richard A. Leventhal	Director

Date:	May 12, 2008	Peter A. Lund* Peter A. Lund	Director

Date:	May 12, 2008	Greg A. Nathanson* Greg A. Nathanson	Director

Date:	May 12, 2008	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright J. Scott Enright
Attorney-in-Fact