Form 10-Q
period 2008-05-31
EMMIS COMMUNICATIONS CORP
filed 2008-07-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 3, 2008, was:

31,340,605	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2007	2008
NET REVENUES	$87,263	$86,847
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,823 and $3,416, respectively	66,025	64,628
Corporate expenses excluding depreciation and amortization expense of $635 and $531, respectively	5,708	5,633
Depreciation and amortization	3,458	3,947
Gain on disposal of assets	—	(6)

Total operating expenses	75,191	74,202

OPERATING INCOME	12,072	12,645

OTHER EXPENSE:
Interest expense	(9,332)	(7,057)
Other expense, net	(64)	(150)

Total other expense	(9,396)	(7,207)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	2,676	5,438
PROVISION FOR INCOME TAXES	1,992	3,691
MINORITY INTEREST EXPENSE, NET OF TAX	1,193	1,407

INCOME (LOSS) FROM CONTINUING OPERATIONS	(509)	340

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	820	856

NET INCOME	311	1,196

PREFERRED STOCK DIVIDENDS	2,246	2,246

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,935)	$(1,050)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2007	2008
Basic net income (loss) per share available to common shareholders:
Continuing operations	$(0.07)	$(0.05)
Discontinued operations, net of tax	0.02	0.02

Net loss available to common shareholders	$(0.05)	$(0.03)

Basic weighted average common shares outstanding	37,526	36,120

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$(0.07)	$(0.05)
Discontinued operations, net of tax	0.02	0.02

Net loss available to common shareholders	$(0.05)	(0.03)

Diluted weighted average common shares outstanding	37,526	36,120
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		May 31,
	February 29,	2008
	2008	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,498	$25,585
Accounts receivable, net	62,301	64,505
Prepaid expenses	17,215	21,267
Other	8,984	5,295
Current assets — discontinued operations	6,542	5,306

Total current assets	114,540	121,958

PROPERTY AND EQUIPMENT, NET	59,114	57,944
INTANGIBLE ASSETS (Note 4):
Indefinite-lived intangibles	801,270	801,270
Goodwill	81,304	81,348
Other intangibles, net	26,010	25,396

Total intangible assets	908,584	908,014

OTHER ASSETS, NET	16,617	18,236

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	40,885	40,901

Total assets	$1,139,740	$1,147,053

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		May 31,
	February 29,	2008
	2008	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,802	$14,546
Current maturities of long-term debt	5,628	5,662
Accrued salaries and commissions	7,088	8,508
Accrued interest	5,478	4,520
Deferred revenue	17,697	18,110
Other	6,867	7,167
Current liabilities — discontinued operations	3,207	2,376

Total current liabilities	61,767	60,889

LONG-TERM DEBT, NET OF CURRENT MATURITIES	434,306	433,221

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,896	2,092

OTHER NONCURRENT LIABILITIES	26,246	22,524

MINORITY INTEREST	53,758	54,596

DEFERRED INCOME TAXES	173,255	178,609

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	1,134	995

Total liabilities	752,362	752,926

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 29, 2008 AND MAY 31, 2008	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 30,607,644 shares at February 29, 2008 and 31,340,605 shares at May 31, 2008	306	313
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 29, 2008 and May 31, 2008	50	50
Additional paid-in capital	515,341	517,677
Accumulated deficit	(270,454)	(271,504)
Accumulated other comprehensive income (loss)	(1,615)	3,841

Total shareholders’ equity	243,628	250,377

Total liabilities and shareholders’ equity	$1,139,740	$1,147,053

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$311	$1,196
Adjustments to reconcile net income to net cash provided by operating activities -
Discontinued operations	(820)	(856)
Depreciation and amortization	3,616	4,105
Minority interest expense	1,193	1,407
Provision for bad debts	490	753
Provision for deferred income taxes	1,475	3,904
Noncash compensation	2,373	2,619
Gain on disposal of assets	—	(6)
Changes in assets and liabilities -
Accounts receivable	(5,633)	(2,484)
Prepaid expenses and other current assets	(1,937)	(263)
Other assets	444	1,387
Accounts payable and accrued liabilities	1,650	(552)
Deferred revenue	(163)	413
Other liabilities	(2,242)	(2,914)
Net cash provided by operating activities — discontinued operations	5,833	1,280

Net cash provided by operating activities	6,590	9,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(974)	(752)
Other	(752)	(241)
Net cash provided by (used in) investing activities — discontinued operations	8,466	(128)

Net cash provided by (used in) investing activities	6,740	(1,121)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(23,000)	(4,097)
Proceeds from long-term debt	5,000	3,000
Proceeds from exercise of stock options and employee stock purchases	61	—
Preferred stock dividends paid	(2,246)	(2,246)
Settlement of tax withholding obligations on stock issued to employees	(562)	(540)
Other	—	(137)

Net cash used in financing activities	(20,747)	(4,020)

Effect of exchange rates on cash and cash equivalents	543	1,239

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,874)	6,087

CASH AND CASH EQUIVALENTS:
Beginning of period	20,747	19,498

End of period	$13,873	$25,585

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$3,381	$7,844
Income taxes	1,583	599

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	2,624	2,473
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2008
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 29, 2008. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2008, and the results of its operations and cash flows for the three-month periods ended May 31, 2007 and 2008.
Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, operations, and cash flows. SFAS No. 161 is effective for us beginning December 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  SFAS No. 160 is effective for us as of March 1, 2009.  As of February 29, 2008, and May 31, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $54,596, respectively. These amounts will be recharacterized as noncontrolling interests as a component of equity when SFAS No. 160 is adopted on March 1, 2009.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as

revised), Business Combinations (SFAS No. 141R), which will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy.  SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close on or after March 1, 2009.
      On June 27, 2007, the Emerging Issues Task Force (EITF) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, such dividend features are factored into the value of the award at the grant date, and to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  EITF No. 06-11 was adopted by the Company on March 1, 2008 and did not have any effect on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was adopted by the Company on March 1, 2008. We have not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of SFAS No. 159 did not have any effect on the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 was adopted by the Company on March 1, 2008, though FASB Staff Position No. 157-2, Effective Date of SFAS No. 157, defers the date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to the Company’s fiscal year beginning March 1, 2009. The adoption of SFAS No. 157 did not have any effect on the Company’s financial position, results of operations or cash flows. For further discussion, see Note 6, Fair Value Measurements.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.5 million and $0.4 million of these costs as of May 31, 2007 and 2008, respectively.

Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2007 and 2008, consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income (loss) per common share for the three-month periods ended May 31, 2007 and 2008, as the effect of its conversion to 7.0 million shares would be antidilutive. Stock options were excluded from diluted net loss per common share for the three-month periods ended May 31, 2007 and 2008, as the effect of their conversion to 0.2 million shares would be antidilutive to the net loss available to common shareholders from continuing operations.
Discontinued Operations – Television Division
     On May 10, 2005, Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of May 31, 2008, the Company has sold fifteen of its sixteen television stations. On May 2, 2008, the Company entered into a definitive agreement to sell its sole remaining television station in New Orleans, LA. The transaction is expected to close in the second half of calendar 2008. The Company concluded its television assets were held for sale in accordance with SFAS No. 144 and the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three months ended May 31,
	2007	2008
Net revenues	$7,945	$4,972
Station operating expenses	6,400	3,469
Gain on disposal of assets	—	3
Income before taxes	1,395	1,506
Provision for income taxes	575	650
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 29, 2008	May 31, 2008
Current assets:
Accounts receivable, net	$4,579	$4,028
Current portion of TV program rights	1,551	1,005
Prepaid expenses	239	179
Other	173	94

Total current assets	6,542	5,306

Noncurrent assets:
Property and equipment, net	20,447	20,578
Intangibles, net	19,544	19,544
Other noncurrent assets	894	779

Total noncurrent assets	40,885	40,901

Total assets	$47,427	$46,207

Current liabilities:
Accounts payable and accrued expenses	$487	$221
Current portion of TV program rights	2,196	1,651
Accrued salaries and commissions	397	332
Deferred revenue	14	35
Other	113	137

Total current liabilities	3,207	2,376

Noncurrent liabilities:
TV program rights payable, net of current portion	912	797
Other noncurrent liabilities	222	198

Total noncurrent liabilities	1,134	995

Total liabilities	$4,341	$3,371

     In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt would be required to be repaid as a result of the disposition of the Company’s remaining television asset.
Reclassifications
     Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2008 presentation. The reclassifications have no impact on net income previously reported.
Note 2. Significant Events
     During the quarter ended May 31, 2008, Emmis announced that one of its wholly-owned subsidiaries, Emmis Interactive Inc., would begin to market its services to radio broadcasters and other local media companies. For the past five years, Emmis Interactive has provided web site design and support, customized interactive sales solutions, and sales training to Emmis’ radio stations. To motivate and provide incentives to the employees of Emmis Interactive, Emmis formed Emmis Interactive, Inc., which on March 1, 2008, granted restricted stock of Emmis Interactive Inc. to its employees, which vest over four years on a pro rata basis. This grant represents an approximate 5% ownership stake, once fully vested, in Emmis Interactive, Inc., and an additional 5% ownership stake has been reserved for future grants. All remaining equity of Emmis Interactive Inc. is owned by Emmis. The grant date fair value is being expensed over the vesting period. This expense, which was $5 thousand for the quarter ended May 31, 2008, is a component of station operating expenses, excluding depreciation and amortization expense in the accompanying condensed consolidated financial statements. Emmis Interactive Inc. is included in the radio segment.

Note 3. Share Based Payments
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
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period November 2006 forward, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2007 and 2008:

	Three Months Ended May 31,
	2007	2008
Risk-Free Interest Rate:	4.5%	2.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	47.5%	48.6%
     The following table presents a summary of the Company’s stock options outstanding at May 31, 2008, and stock option activity during the three months ended May 31, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,600,063	$16.08
Granted	621,254	2.95
Exercised (1)	—	—
Forfeited	481	8.96
Expired	27,327	17.68

Outstanding, end of period	8,193,509	15.08
Exercisable, end of period	6,879,206	16.77	4.2	$—
Weighted average fair value per option granted	$1.45

(1)	The Company did not receive cash from option exercises in the three-month periods ended May 31, 2007 and 2008. The Company did not record an income tax benefit related to option exercises during the three months ended May 31, 2007 and 2008.
     The weighted average grant date fair value of options granted during the three months ended May 31, 2007 and 2008, was $4.23 and $1.45, respectively. The total intrinsic value of options exercised during the three months ended May 31, 2007 and 2008, was $0 and $0, respectively.
     A summary of the Company’s nonvested options at May 31, 2008, and changes during the three months ended May 31, 2008, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	1,114,164	$5.16
Granted	621,254	1.45
Vested	420,634	5.44
Forfeited	481	4.83

Nonvested, end of period	1,314,303	3.32
     There were 3.0 million shares available for future grants under the various option plans at May 31, 2008. The vesting date of outstanding options range from July 2008 to March 2011, and expiration dates range from October 2009 to March 2018.
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
     The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2008, and restricted stock activity during the three months ended May 31, 2008 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	626,049	$12.62
Granted	703,273	3.19
Vested (restriction lapsed)	622,234	8.17
Forfeited	5,015	5.73

Grants outstanding, end of period	702,073	7.17
     The total grant date fair value of shares vested during the three months ended May 31, 2007 and 2008 was $2.0 million and $5.1 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2007 and 2008:

	Three Months
	Ended May 31,
	2007	2008
Station operating expenses, excluding depreciation and amortization expense	$1,271	$1,063
Corporate expenses, excluding depreciation and amortization expense	1,102	1,556

Stock-based compensation expense included in operating expenses	2,373	2,619
Tax benefit	(973)	(1,074)

Recognized stock-based compensation expense, net of tax	$1,400	$1,545

     As of May 31, 2008, there was $6.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.
Note 4. Intangible Assets and Goodwill
     Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $801.3 million as of February 29, 2008 and May 31, 2008. This amount is entirely attributable to our radio division.
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
     As of February 29, 2008 and May 31, 2008, the carrying amount of the Company’s goodwill was $81.3 million. As of February 29, 2008 and May 31, 2008, approximately $26.2 million and $55.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in impairment charges in future periods.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks and customer list, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 29, 2008 and May 31, 2008:

		February 29, 2008			May 31, 2008
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	6.9	$43,475	$22,052	$21,423	$44,372	$23,381	$20,991
Trademarks	19.6	3,687	531	3,156	3,687	587	3,100
Customer List	4.0	1,162	169	993	1,162	242	920
Favorable Office Leases	6.4	688	501	187	688	528	160
Noncompete and Other	3.0	312	61	251	312	87	225

TOTAL		$49,324	$23,314	$26,010	$50,221	$24,825	$25,396

     Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2007 and 2008, was $1.0 million and $1.5 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2009	$6,281
2010	6,188
2011	4,275
2012	4,058
2013	3,933
Note 5. Derivative Instruments and Hedging Activities
     Under the terms of its senior credit facility, the Company is required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the credit facility) for a period of at least three years. In March 2007, the Company fulfilled this requirement by entering into a three-year interest rate exchange agreement (“Swap”), whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to a syndicate of banks, and the banks pay to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). In March 2008, the Company entered into an additional three-year Swap, whereby the Company pays a fixed rate of 2.964% on $100 million of notional principal to a bank, and the bank pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company considers this risk to be low.
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
     The Company estimates the fair value of the $165 million notional

Swap and the $100 million notional Swap identified above to be a liability of $4.4 million and a receivable of $2.0 million, respectively, as of May 31, 2008. The fair values of the Swaps are estimated by obtaining quotations from the financial institutions that are counterparties to the Company’s Swap agreements. The fair value is an estimate of the net amount that the Company would be required to pay (in the case of the $165 million notional Swap) or would receive (in the case of the $100 million notional Swap) on May 31, 2008, if the agreements were transferred to other parties or cancelled by the Company.
Note 6. Fair Value Measurements
     As discussed in Note 1, in September 2006 the FASB issued SFAS No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting. Effective March 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. Pursuant to the provisions of FSP No. 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no adjustment to accumulated deficit as a result of our adoption of SFAS No. 157. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

     SFAS No. 157 provides for the following:
-	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

-	Establishes a three-level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date;

-	Requires consideration of our nonperformance risk when valuing liabilities; and

-	Expands disclosures about instruments measured at fair value.
     SFAS No. 157 also establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
-	Level 1 — Quoted prices for identical instruments in active markets;

-	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

-	Level 3 — Instruments whose significant inputs are unobservable.
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$6,197	$—	$6,197
Available for sale securities	—	—	1,250	1,250
Interest rate cash flow hedge	—	1,958	—	1,958

Total assets measured at fair value on a recurring basis	$—	$8,155	$1,250	$9,405

Interest rate cash flow hedge	—	4,360	—	4,360

Total liabilities measured at fair value on a recurring basis	$—	$4,360	$—	$4,360

Cash Equivalents — A majority of Emmis’ domestic cash equivalents are invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and is therefore considered a Level 2 input. Investments Available for Sale — Emmis’ available for sale security is an investment in preferred stock and warrants that are not traded in active markets. The investment is valued at cost as this is management’s best estimate of fair value and is therefore considered a Level 3 input.
Derivative Instruments — Emmis’ derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Available
For Sale
Securities
Balance as of February 29, 2008	$1,000
Purchases	250

Balance as of May 31, 2008	$1,250

Note 7. Pro Forma Financial Information
     Unaudited pro forma summary information is presented below for the three-month period ended May 31, 2007, assuming the acquisition (and related net borrowings) of Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network) had occurred on the first day of the pro forma periods presented below.
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

Three months
Ended May 31,
2007
(Pro Forma)
Net revenues	$89,039

Net loss from continuing operations	$(1,020)

Net loss available to common shareholders from continuing operations	$(3,266)

Net loss per share available to common shareholders from continuing operations:

Basic	$(0.09)

Diluted	$(0.09)

Weighted average shares outstanding:

Basic	37,526
Diluted	37,526
Note 8. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month periods ended May 31, 2007 and 2008:

	Three Months
	Ended May 31,
	2007	2008
Net income	$311	$1,196
Change in fair value of derivatives	1,060	3,055
Translation adjustment	846	2,401

Total comprehensive income	$2,217	$6,652

Note 9. Shareholders’ Equity
     On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock.

     Since August 8, 2007, the Company has repurchased 2.2 million Class A common shares for $13.9 million (average price of $6.23 per share). The Company did not repurchase any Class A common stock or Series A cumulative convertible preferred stock during the three months ended May 31, 2007 or 2008.
Note 10. Segment Information
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

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of May 31,
	2007	2008	2007	2008
Belgium	$253	$614	$3,489	$643

Hungary	4,529	4,235	5,232	4,072

Slovakia	2,701	3,574	11,197	10,850

Bulgaria	743	916	6,573	15,449
     In the quarter ended August 31, 2005, Emmis concluded its television division assets were held for sale in accordance with SFAS No. 144. Accordingly, the results of operations of the television division have been classified as discontinued operations in the accompanying condensed consolidated financial statements (see Note 1) and excluded from the segment disclosures below.
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 29, 2008, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
May 31, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$65,000	$22,263	$—	$87,263
Station operating expenses	46,338	19,687	—	66,025
Corporate expenses	—	—	5,708	5,708
Depreciation and amortization	2,651	172	635	3,458

Operating income (loss)	$16,011	$2,404	$(6,343)	$12,072

Assets — continuing operations	$984,124	$77,122	$45,939	$1,107,185
Assets — discontinued operations	—	—	68,759	68,759

Total assets	$984,124	$77,122	$114,698	$1,175,944

Three Months Ended		Publishing
May 31, 2008 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$64,191	$22,656	$—	$86,847
Station operating expenses	43,158	21,470	—	64,628
Corporate expenses	—	—	5,633	5,633
Depreciation and amortization	3,104	312	531	3,947
Gain on disposal of assets	(9)	3	—	(6)

Operating income (loss)	$17,938	$871	$(6,164)	$12,645

Assets — continuing operations	$968,954	$86,839	$45,053	$1,100,846
Assets — discontinued operations	—	—	46,207	46,207

Total assets	$968,954	$86,839	$91,260	$1,147,053

Note 11. Regulatory, Legal and Other Matters
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
GENERAL
     We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. We also own one television station, which is held for sale (See Note 1 to the accompanying condensed consolidated financial statements for more discussion). Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio station ratings are measured principally four times a year by Arbitron, Inc. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
     The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2007 and 2008. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2007	% of Total	2008	% of Total
		(Dollars in thousands)
Net revenues:
Local	$59,353	68.0%	$57,155	65.8%
National	14,340	16.4%	14,824	17.1%
Publication Sales	3,960	4.5%	3,822	4.4%
Non Traditional	3,269	3.7%	3,121	3.6%
Other	6,341	7.4%	7,925	9.1%

Total net revenues	$87,263		$86,847

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2008, local sales, excluding political revenues, represented approximately 84% and 64% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top-ten categories for radio represent approximately 63% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 11% of the radio segment’s advertising net revenues in the three-month period ended May 31, 2008.
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
KNOWN TRENDS AND UNCERTAINTIES
     Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors: (1) the emergence of new media, such as various media content distributed via the Internet and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) advertisers’ lack of confidence in the ratings of radio stations due to dated ratings-gathering methods, and (4) a lack of inventory and pricing discipline by radio operators.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is scheduled to begin in the New York, Los Angeles and Chicago markets in the fall of 2008. It is unclear what impact the introduction of the PPM will have on ratings in the markets in which we operate.
     As discussed below, our reformatted stations in Los Angeles and New York continue to negatively impact their radio cluster performance in their respective markets. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues.
     Although our radio cluster in Los Angeles exceeded the performance of the overall Los Angeles radio market during the three-month period ended May 31, 2008, reformatted station KMVN-FM tempered our results for the period. For the three-month period ended May 31, 2008, our Los Angeles radio stations’ revenues were down 3.3%, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that Los Angeles radio market total revenues were down 6.4%. Revenue growth at KPWR-FM was slightly positive in the three-month period ended May 31, 2008 as compared to the same period of the prior year, which is a direct result of sustained ratings growth of the station.
     Our radio cluster in New York trailed the performance of the overall New York radio market during the three-month period ended May 31, 2008. For the three-month period ended May 31, 2008, our New York radio stations’ revenues were down 8.0%, whereas the independent accounting firm Miller Kaplan reported that New York radio market total revenues were down 1.6%. Revenue growth at WQHT-FM and WRKS-FM was slightly positive in the three-month period ended May 31, 2008 as compared to the same period of the prior year, which is attributable to improved ratings. We have invested resources to promote our reformatted station, WRXP-FM, and will continue to invest additional resources during our next fiscal quarter. We expect ratings and revenues to improve as a result of our efforts.
     In August 2005, Emmis made a strategic decision to divest all of its television stations. The decision to sell its television stations stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on resolving American television challenges, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. As of May 31, 2008, Emmis has sold 15 of its 16 television stations, receiving gross proceeds of approximately $1.2 billion. On May 2, 2008, Emmis entered into an agreement to sell its remaining television station, WVUE-TV, in New Orleans, LA. The transaction is expected to close in the second half of calendar 2008.

     As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths.
ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, operations, and cash flows. SFAS No. 161 is effective for us beginning December 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. SFAS No. 160 is effective for us as of March 1, 2009. As of February 29, 2008, and May 31, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $54,596, respectively. These amounts will be recharacterized as noncontrolling interests as a component of equity when SFAS No. 160 is adopted on March 1, 2009.
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), which will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy. SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close on or after March 1, 2009.
     On June 27, 2007, the Emerging Issues Task Force (EITF) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, such dividend features are factored into the value of the award at the grant date, and to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R. EITF No. 06-11 was adopted by the Company on March 1, 2008 and did not have any effect on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was adopted by the Company on March 1, 2008. We have not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value. The adoption of SFAS No. 159 did not have any effect on the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 was adopted by the Company on March 1, 2008, though FASB Staff Position No. 157-2, Effective Date of SFAS No. 157, defers the date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to the Company’s fiscal year beginning March 1, 2009. The adoption of SFAS No. 157 did not have any effect on the Company’s financial position, results of operations or cash flows. For further discussion, see Note 6, Fair Value Measurements.
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
Allocations for Purchased Assets
     We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of May 31, 2008, including amounts we have reclassified as held-for-sale, we have recorded approximately $902.2 million in FCC licenses and goodwill, which represents 78.7% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense if the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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
Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million and $1.2 million accrued for employee healthcare claims as of February 29, 2008, and May 31, 2008, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation claims, automotive liability losses and media liability claims.
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

Results of Operations for the Three-month Periods Ended May 31, 2008, Compared to May 31, 2007
Net revenue pro forma reconciliation:
     Since March 1, 2007, we have acquired Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network). The results of our television division have been included in discontinued operations and are not included in reported results below. The following table reconciles actual net revenues to pro forma net revenues.

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Reported net revenues
Radio	$65,000	$64,191	$(809)	-1.2%
Publishing	22,263	22,656	393	1.8%

Total	87,263	86,847	(416)	-0.5%

Plus: Net revenues from acquisitions
Radio	144	—
Publishing	1,632	—

Total	1,776	—

Pro forma net revenues
Radio	65,144	64,191	(953)	-1.5%
Publishing	23,895	22,656	(1,239)	-5.2%

Total	$89,039	$86,847	$(2,192)	-2.5%

     For further disclosure of segment results, see Note 10 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 7 to the accompanying condensed consolidated financial statements.
Net revenues:
     Radio net revenues decreased principally as a result of declining revenues in our New York market. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the three-month period ended May 31, 2008, net revenues of our domestic radio stations were down 3.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 4.2%. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. As of May 31, 2008, Emmis determined that it was probable that the guaranteed minimum amount of national sales for the year ended February 28, 2009 would not be attained. As such, the Company has accrued $1.3 million for the shortfall as a reduction of agency commissions during the three-month period ended May 31, 2008. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the three-month period ended May 31, 2008, our average unit rate for our domestic radio stations was down 9% and our number of units sold was up 5%.
     On a pro forma basis (assuming Orange Coast Magazine had been purchased on March 1, 2007), publishing net revenues for the three-month periods ended May 31, 2008, would have decreased $1.2 million, or 5.2%. The decrease in publishing pro forma net revenue for the three-month periods ended May 31, 2008, is principally attributable to weak demand for advertising inventory at most of our city/regional publications, partially offset by an increase in barter revenues. In June 2008, Emmis indefinitely suspended the publication of Tu Ciudad and will reclassify the results of Tu Ciudad as discontinued operations in its quarter ended August 31, 2008. See the related discussion below in publishing operating expenses, excluding depreciation and amortization expense.
     On a consolidated basis, pro forma net revenues for the three-month period ended May 31, 2008, decreased $2.2 million, or 2.5%, due to the effect of the items described above.
Station operating expenses, excluding depreciation and amortization expense pro forma reconciliation:
     Since March 1, 2007, we have acquired Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network). The results of our television division have been included in discontinued operations and are not included in reported results below. The following table reconciles actual operating expenses to pro forma operating expenses.

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Reported station operating expenses, excluding depreciation and amortization expense
Radio	$46,338	$43,158	$(3,180)	-6.9%
Publishing	19,687	21,470	1,783	9.1%

Total	66,025	64,628	(1,397)	-2.1%

Plus: Station operating expenses, excluding depreciation and amortization expense from acquisitions
Radio	71	—
Publishing	1,462	—

Total	1,533	—

Pro forma station operating expenses, excluding depreciation and amortization expense
Radio	46,409	43,158	(3,251)	-7.0%
Publishing	21,149	21,470	321	1.5%

Total	$67,558	$64,628	$(2,930)	-4.3%

     For further disclosure of segment results, see Note 10 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 7 to the accompanying condensed consolidated financial statements.
Station operating expenses, excluding depreciation and amortization expense:
     On a pro forma basis (assuming Inforadio had been purchased on March 1, 2007), radio station operating expenses, excluding depreciation and amortization expense for the three-month period ended May 31, 2008 would have decreased $3.3 million or 7.0%. Radio station operating expenses, excluding depreciation and amortization expense decreased in the three-month period ended May 31, 2008, principally due to lower expenses at KMVN-FM in Los Angeles. Station operating expenses, excluding depreciation and amortization expense at KMVN-FM decreased $2.6 million as the station was engaged in an extensive marketing campaign during the three-month period ended May 31, 2007, which was not duplicated during the three-month period ended May 31, 2008.
     On a pro forma basis (assuming Orange Coast Magazine had been purchased on March 1, 2007), publishing operating expenses, excluding depreciation and amortization expense for the three-month period ended May 31, 2008 would have increased $0.3 million, or 1.5%. Publishing operating expenses, excluding depreciation and amortization expense increased primarily due to additional barter expenses in the three-month period ended May 31, 2008 as compared to the same period of the prior year, partially offset by lower sales-related costs due to revenue declines. In June 2008, Emmis indefinitely suspended the publication of Tu Ciudad. Emmis expects to record a charge of approximately $1.1 million related to severances and other shut-down related costs during its quarter ended August 31, 2008. Emmis will reclassify the results of Tu Ciudad as discontinued operations in its quarter ended August 31, 2008.
     On a consolidated basis, pro forma station operating expenses for the three-month period ended May 31, 2008, decreased $2.9 million, or 4.3%, due to the effect of the items described above.
Corporate expenses, excluding depreciation and amortization expense:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Corporate expenses	$5,708	$5,633	$(75)	(1.3)%
     Corporate expenses decreased due to lower health insurance and general insurance costs as compared to the same period of the prior year, coupled with continuing efforts to streamline our corporate services . These cost savings are partially offset by the resumption of regular salary payments to our CEO. Our CEO had voluntarily reduced his salary to $1 for the year ended February 29, 2008.
Depreciation and amortization:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Depreciation and amortization:
Radio	$2,651	$3,104	$453	17.1%
Publishing	172	312	140	81.4%
Corporate	635	531	(104)	(16.4)%

Total depreciation and amortization	$3,458	$3,947	$489	14.1%

     Substantially all of the increase in radio depreciation and amortization expense for the three-month period ended May 31, 2008, is due to the depreciation of property and equipment and the amortization of intangibles of Inforadio, which was acquired in December 2007.

     Substantially all of the increase in publishing depreciation and amortization expense for the three-month period ended May 31, 2008, is due to amortization of intangibles of Orange Coast, which was acquired in July 2007.
Operating income:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Operating income (loss):
Radio	$16,011	$17,938	$1,927	12.0%
Publishing	2,404	871	(1,533)	(63.8)%
Corporate	(6,343)	(6,164)	179	(2.8)%

Total operating income	$12,072	$12,645	$573	4.7%

     In the three-month period ended May 31, 2008, radio operating income increased due to reduced promotional spending at KMVN-FM in Los Angeles, partially offset by declining revenues in our New York and Los Angeles radio clusters, as discussed above.
     In the three-month period ended May 31, 2008, publishing operating income decreased due to weak demand of advertising inventory at most of our city/regional publications.
     In the three-month period ended May 31, 2008, corporate operating loss decreased due to lower general insurance and health insurance expense coupled with a continued focus on streamlining our corporate services. These savings are partially offset by the increase in our CEO’s salary as discussed above.
Interest expense:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Interest expense	$9,332	$7,057	$(2,275)	(24.4)%
     The decrease in interest expense is principally due to lower interest rates on our senior credit facility. The weighted average borrowing rate under our senior credit facility, including our interest rate exchange agreements, at May 31, 2007 and 2008 was 7.1% and 5.5%, respectively.

Income before income taxes, minority interest and discontinued operations:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Income before income taxes, minority interest and discontinued
operations	$2,676	$5,438	$2,762	103.2%
     The increase in the three-month period ended May 31, 2008, is principally due to lower interest expense and lower operating expenses of our radio and corporate divisions. These increases in income before income taxes, minority interest and discontinued operations were partially offset by lower revenues of our publishing division.
Provision for income taxes:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Provision for income taxes	$1,992	$3,691	$1,699	85.3%
     The effective tax rate for the three-month periods ended May 31, 2007 and 2008 was 74.4% and 67.9%, respectively. Our effective tax rates differed from our statutory rate of 41% due to our low income before income taxes in relation to other non-deductible items. Included in our provision for income taxes for the three-month period ended May 31, 2008, is a discrete $1.1 million tax item, resulting from the vesting of restricted stock in which the book expense exceeded the related tax deduction. Excluding this discrete item, our effective tax rate for the three-month period ended May 31, 2008 would have been 46.9%. Including the effect of the discrete item, we expect our effective tax rate for the year ending February 28, 2009, to be approximately 51%.
Minority interest expense, net of tax:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Minority interest expense, net of tax	$1,193	$1,407	$214	17.9%
     Our minority interest expense principally relates to the minority shareholders’ proportionate shares of income generated by our radio partnership in Austin, Texas (we own 50.1%), our radio station in Hungary (we own 59.5%), and our radio operations in Bulgaria (we own approximately 60%). Minority interest expense increased over the same period of the prior year due to modest increases in income generated at our Austin, Texas radio properties and our radio station in Hungary. Income generated by our properties in Bulgaria was consistent between periods.

Income from discontinued operations, net of tax:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Income from discontinued operations, net of tax	$820	$856	$36	4.4%
     Our television division has been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of the division and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements.
     In June 2008, Emmis and its private insurer agreed to a full and final settlement of its insurance claim related to Hurricane Katrina. As a result, Emmis received $3.1 million during the quarter ended August 31, 2008, which will be reflected as an increase to income from discontinued operations in our condensed consolidated statements of operations.
Net income:

	Three Months Ended May 31,
	2007	2008	$ Change	% Change
	(Amounts in thousands)
Net income	$311	$1,196	$885	284.6%
     The increase in net income in the three-month period ended May 31, 2008 is principally attributable to lower interest expense and lower operating expenses of our radio and corporate divisions partially offset by lower revenues of our publishing division and an increased provision for income taxes due to higher net income and a discrete tax item.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used capital to repurchase our common stock. On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. We did not repurchase any Class A common stock or Series A cumulative convertible preferred stock during the three-month period ended May 31, 2008. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
     At May 31, 2008, we had cash and cash equivalents of $25.6 million and net working capital of $61.1 million. At February 29, 2008, we had cash and cash equivalents of $19.5 million and net working capital of $52.8 million. Cash and cash equivalents held at various European banking institutions at May 31, 2008, and February 29, 2008 was $17.1 million and $14.5 million, respectively. During the three-month period ended May 31, 2008, working capital increased $8.3 million. The increase in net working capital primarily relates to higher cash on hand as the Company used minimal cash to fund investing and financing needs. In June 2008, Emmis and its private insurer agreed to a full and final settlement of its insurance claim related to Hurricane Katrina. As a result, Emmis received $3.1 million during the quarter ended August 31, 2008, which will be reflected as an increase to income from discontinued operations in our condensed consolidated statements of operations.
     The Company has entered into two separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.
Operating Activities
     Cash flows provided by operating activities were $10.0 million for the three-month period ended May 31, 2008 versus $6.6 million in the same period of the prior year. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
  Investing Activities
     Cash flows used in investing activities were $1.1 million for the three-month period ended May 31, 2008, versus cash flows provided by investing activities of $6.7 million in the same period of the prior year. Cash flows provided by investing activities for the three-month period ended May 31, 2007, included $10.0 million of cash received in connection with the consummation of our sale of KMTV-TV. Investing activities generally include capital expenditures and business acquisitions and dispositions.
     In the three-month periods ended May 31, 2007 and 2008, we had capital expenditures of $1.0 million and $0.8 million, respectively. We expect capital expenditures related to continuing operations to be approximately $7.0 million in the current fiscal year, compared to $6.8 million in fiscal 2008. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
  Financing Activities
     Cash flows used in financing activities were $4.0 million for the three-month period ended May 31, 2008, versus $20.7 million in the same period of the prior year. Cash flows used in financing activities in the three-month period ended May 31, 2008, primarily relate to the $1.1 million of net repayments of debt under our senior credit facility coupled with $2.2 million used to pay preferred stock dividends. Cash used in financing activities for the three-month period ended May 31, 2007, primarily relate to the $18.0 million of net repayments of debt under our senior credit facility coupled with $2.2 million used to pay preferred stock dividends. Our financing activities for the three-month period ended May 31, 2008, were funded by cash generated by operating activities. Our financing activities for the three-month period ended May 31, 2007 were funded by cash generated by operating activities as well the receipt of $10.0 million of proceeds resulting from the consummation of our sale of KMTV-TV.

     As of May 31, 2008, Emmis had $437.6 million of borrowings under its senior credit facility ($4.4 million current and $433.2 million long-term), $3.4 million of other indebtedness ($1.3 million current and $2.1 million long- term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2008, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.5%.
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
     At July 3, 2008, we had $139.8 million available for additional borrowing under our credit facility, which is net of $2.2 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at May 31, 2008. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
Intangibles
     Including intangible assets classified as noncurrent assets — discontinued operations in the accompanying condensed consolidated balance sheet, at May 31, 2008, approximately 81% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, trademarks and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect our foreign licenses to be renewed, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses.
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
Quantitative and Qualitative Disclosures About Market Risk
     On March 28, 2007, Emmis entered into an interest rate exchange agreement that fixed the underlying three-month LIBOR at 4.795%. The notional amount of the interest rate exchange agreement totaled $165.0 million, and the agreement expires on March 27, 2010. On March 28, 2008, Emmis entered into an additional interest rate exchange agreement that fixed the underlying three-month LIBOR at 2.964%. The notional amount of the additional interest rate exchange agreement totaled $100.0 million, and the agreement expires on March 27, 2011. Based on amounts outstanding at May 31, 2008, (including the interest rate exchange agreements in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $1.7 million.
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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2008, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended May 31, 2008, there were no repurchases of our Class A common stock or Series A cumulative convertible preferred stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There were, however, elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases related to elections by employees to withhold shares of stock upon vesting of restricted stock during the three months ended May 31, 2008:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans of	Under the Plans
Period	Purchased	Share	Programs	or Programs
March 1, 2008 - March 31, 2008	75,827	$2.96	—	$36,150,565
April 1, 2008 - April 30, 2008	1	$3.36	—	$36,150,565
May 1, 2008 - May 31, 2008	95,344	$3.30	—	$36,150,565

	171,172		—

Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K filed on May 12, 2008.

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: July 10, 2008	By: /s/ PATRICK M. WALSH Patrick M. Walsh
Executive Vice President, Chief Financial
Officer and Treasurer