Form 10-Q
period 2008-08-31
EMMIS COMMUNICATIONS CORP
filed 2008-10-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
EMMIS COMMUNICATIONS CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 3, 2008, was:

31,415,259	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2008	2007	2008
NET REVENUES	$95,704	$94,227	$182,149	$180,250
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,990, $3,474, $5,802 and $6,878, respectively	69,673	68,373	134,371	131,635
Corporate expenses excluding depreciation and amortization expense of $639, $577, $1,274 and $1,108, respectively	5,211	4,661	10,919	10,294
Depreciation and amortization	3,629	4,051	7,076	7,986
Loss on disposal of assets	94	22	94	15

Total operating expenses	78,607	77,107	152,460	149,930

OPERATING INCOME	17,097	17,120	29,689	30,320

OTHER EXPENSE:
Interest expense	(8,654)	(6,564)	(17,986)	(13,621)
Other income (expense), net	289	(1,224)	225	(1,374)

Total other expense	(8,365)	(7,788)	(17,761)	(14,995)

INCOME BEFORE INCOME TAXES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS	8,732	9,332	11,928	15,325
PROVISION FOR INCOME TAXES	3,625	4,579	5,823	8,498
MINORITY INTEREST EXPENSE, NET OF TAX	1,328	1,918	2,521	3,325

INCOME FROM CONTINUING OPERATIONS	3,779	2,835	3,584	3,502

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	10,277	647	10,783	1,176

NET INCOME	14,056	3,482	14,367	4,678

PREFERRED STOCK DIVIDENDS	2,246	2,246	4,492	4,492

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,810	$1,236	$9,875	$186

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2008	2007	2008
Basic net income (loss) per share available to common shareholders:
Continuing operations	$0.04	$0.02	$(0.02)	$(0.03)
Discontinued operations, net of tax	0.27	0.01	0.28	0.04

Net income available to common shareholders	$0.31	$0.03	$0.26	$0.01

Basic weighted average common shares outstanding	37,546	36,313	37,536	36,220

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$0.04	$0.02	$(0.02)	$(0.03)
Discontinued operations, net of tax	0.27	0.01	0.28	0.04

Net income available to common shareholders	$0.31	$0.03	$0.26	$0.01

Diluted weighted average common shares outstanding	37,821	36,547	37,536	36,220

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		August 31,
	February 29,	2008
	2008	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,498	$67,513
Accounts receivable, net	61,887	69,295
Prepaid expenses	17,010	20,621
Other current assets	8,976	7,060
Current assets — discontinued operations	7,169	2,429

Total current assets	114,540	166,918

PROPERTY AND EQUIPMENT, NET	58,945	57,507
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	801,270	801,270
Goodwill	81,304	81,347
Other intangibles, net	26,010	24,108

Total intangible assets	908,584	906,725

OTHER ASSETS, NET	16,599	15,914

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	41,072	17

Total assets	$1,139,740	$1,147,081

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		August 31,
	February 29,	2008
	2008	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,714	$16,274
Current maturities of long-term debt	5,628	5,747
Accrued salaries and commissions	7,047	7,193
Accrued interest	5,478	4,174
Deferred revenue	17,610	18,093
Other current liabilities	6,849	6,381
Current liabilities — discontinued operations	3,441	753

Total current liabilities	61,767	58,615

LONG-TERM DEBT, NET OF CURRENT MATURITIES	434,306	432,138

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,896	2,334

OTHER NONCURRENT LIABILITIES	26,219	22,080

MINORITY INTEREST	53,758	53,540

DEFERRED INCOME TAXES	173,255	180,996

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	1,161	—

Total liabilities	752,362	749,703

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 29, 2008 AND AUGUST 31, 2008	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 30,607,644 shares at February 29, 2008 and 31,386,089 shares at August 31, 2008	306	314
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 29, 2008 and August 31, 2008, respectively	50	50
Additional paid-in capital	515,341	518,949
Accumulated deficit	(270,454)	(270,267)
Accumulated other comprehensive income (loss)	(1,615)	4,582

Total shareholders’ equity	243,628	253,628

Total liabilities and shareholders’ equity	$1,139,740	$1,147,081

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,367	$4,678
Adjustments to reconcile net income to net cash provided by operating activities -
Discontinued operations	(10,783)	(1,176)
Depreciation and amortization	7,391	8,301
Minority interest expense	2,521	3,325
Provision for bad debts	1,000	1,174
Provision for deferred income taxes	3,321	7,960
Noncash compensation	3,845	3,779
Loss on disposal of assets	94	15
Changes in assets and liabilities -
Accounts receivable	(12,297)	(7,240)
Prepaid expenses and other current assets	(1,069)	(1,455)
Other assets	744	1,842
Accounts payable and accrued liabilities	977	(338)
Deferred revenue	(136)	483
Other liabilities	(469)	(3,171)
Net cash provided by operating activities — discontinued operations	7,155	3,785

Net cash provided by operating activities	16,661	21,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,886)	(2,633)
Cash paid for acquisitions	(6,439)	—
Other	(784)	(241)
Net cash provided by investing activities — discontinued operations	45,927	38,917

Net cash provided by investing activities	35,818	36,043

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(66,105)	(8,191)
Proceeds from long-term debt	30,000	6,000
Purchase of Class A Common Stock	(11,177)	—
Proceeds from exercise of stock options and employee stock purchases	61	—
Payments of dividends and distributions to minority interest shareholders	(2,160)	(4,910)
Payments of preferred stock dividends	(4,492)	(4,492)
Settlement of tax withholding obligations on stock issued to employees	(605)	(544)
Other	—	(138)

Net cash used in financing activities	(54,478)	(12,275)

Effect of exchange rates on cash and cash equivalents	615	2,285

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,384)	48,015

CASH AND CASH EQUIVALENTS:
Beginning of period	20,747	19,498

End of period	$19,363	$67,513

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$12,022	$14,596
Income taxes, net of refunds	2,334	2,004

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	5,125	3,746

ACQUISITION OF ORANGE COAST MAGAZINE
Fair value of assets acquired	$7,762
Purchase price withheld	(335)
Cash paid	(6,439)

Liabilities recorded	$988

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2008
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
          In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2008, and the results of its operations for the three-month and six-month periods ended August 31, 2007 and 2008 and cash flows for the six-month periods ended August 31, 2007 and 2008.
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
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  SFAS No. 160 is effective for us beginning March 1, 2009.  As of February 29, 2008, and August 31, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $53,540, respectively. These amounts will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity when SFAS No. 160 is adopted on March 1, 2009.

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), which will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy.  SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close on or after March 1, 2009.
           In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, such dividend features are factored into the value of the award at the grant date, and to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R.  EITF No. 06-11 was adopted by the Company on March 1, 2008 and did not have any effect on the Company’s financial position, results of operations or cash flows.
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
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 was adopted by the Company on March 1, 2008, though FASB Staff Position No. 157-2, Effective Date of SFAS No. 157, defers the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to the Company’s fiscal year beginning March 1, 2009. The adoption of SFAS No. 157 did not have any effect on the Company’s financial position, results of operations or cash flows. For further discussion, see Note 5, Fair Value Measurements.
Advertising Costs
          The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.6 million and $0.2 million of these costs as of August 31, 2007 and 2008, respectively.

Basic and Diluted Net Income (Loss) Per Common Share
          Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2007 and 2008, consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The 6.25% Series A cumulative convertible preferred stock was excluded from the calculation of diluted net income (loss) per common share for the three-month and six-month periods ended August 31, 2007 and 2008, as the effect of its conversion to 7.0 million shares of our common stock would be antidilutive. Stock options were excluded from the calculation of diluted net income (loss) per common share for the six-month periods ended August 31, 2007 and 2008, as the effect of their conversion to 0.2 million shares of our common stock in both periods would be antidilutive to the net income available to common shareholders from continuing operations.
Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2008	2007	2008
Income (loss) from operations:
Television	$392	$3,510	$1,787	$5,016
Tu Ciudad Los Angeles	(602)	(1,328)	(1,122)	(1,883)

Total	(210)	2,182	665	3,133
Less: Provision (benefit) for income taxes	(92)	968	277	1,390

Income (loss) from operations, net of tax	(118)	1,214	388	1,743

Gain (loss) on sale of discontinued operations:
Television	18,237	(994)	18,237	(994)

Total	18,237	(994)	18,237	(994)
Less: Provision (benefit) for income taxes	7,842	(427)	7,842	(427)

Gain (loss) on sale of discontinued operations, net of tax	10,395	(567)	10,395	(567)

Income from discontinued operations, net of tax	$10,277	$647	$10,783	$1,176

A discussion of each component of discontinued operations follows.
Discontinued Operations – Television Division
          On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash. The Company recognized a loss on the sale of WVUE-TV of $0.6 million, net of tax benefits of $0.4 million, which is included in income from discontinued operations in the accompanying statements of operations. In connection with the sale, the Company paid discretionary bonuses to the employees of WVUE totaling $0.8 million, which is included in the calculation of the loss on sale. The sale of WVUE-TV completes the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. As previously disclosed, the Compensation Committee of the Board of Directors may evaluate a discretionary bonus to executive officers and certain other employees integral to the sale of the television division now that all sixteen of the Company’s television stations have been sold. However, the Compensation Committee has not addressed this issue to date. On June 4, 2007, the Company closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc. for $40.0 million in cash and recorded a gain on sale of $10.4 million, net of tax of $7.8 million.
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
          In August 2005, WVUE-TV was significantly affected by Hurricane Katrina and the subsequent flooding. During the three months ended August 31, 2008, the Company received $3.1 million as final settlement of all Katrina-related insurance claims. The insurance proceeds are classified as a reduction of station operating expenses in the summary of television operations presented below and as an increase to income from discontinued operations in the accompanying statements of operations.
          The following table summarizes certain operating results for the television division for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2007	2008	2007	2008
Net revenues	$4,149	$2,392	$12,094	$7,364
Station operating expenses	3,757	(1,113)	10,157	2,356
Gain on disposal of assets	—	5	—	8
Income before taxes	392	3,510	1,787	5,016
Provision for income taxes	162	1,509	737	2,159
          Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 29, 2008	August 31, 2008
Current assets:
Accounts receivable, net	$4,579	$1,830
Current portion of TV program rights	1,551	—
Prepaid expenses	239	—
Other	173	476

Total current assets	6,542	2,306

Noncurrent assets:
Property and equipment, net	20,447	—
Intangibles, net	19,544	—
Other noncurrent assets	894	—

Total noncurrent assets	40,885	—

Total assets	$47,427	$2,306

Current liabilities:
Accounts payable and accrued expenses	$487	$595
Current portion of TV program rights	2,196	—
Accrued salaries and commissions	397	—
Deferred revenue	14	—
Other	113	—

Total current liabilities	3,207	595

Noncurrent liabilities:
TV program rights payable, net of current portion	912	—
Other noncurrent liabilities	222	—

Total noncurrent liabilities	1,134	—

Total liabilities	$4,341	$595

          In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt would be required to be repaid as a result of the disposition of the Company’s remaining television asset.
Discontinued Operations – Tu Ciudad Los Angeles
          On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Operating expenses for the three-month period ended August 31, 2008 of $1.2 million include all shut-down related costs and are included in income from discontinued operations in the accompanying statements of operations. Tu Ciudad Los Angeles had historically been included in the publishing division. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2007	2008	2007	2008
Net revenues	$695	$(6)	$1,513	$818
Station operating expenses	1,285	1,233	2,612	2,599
Depreciation and amortization	12	10	23	22
Loss on disposal of assets	—	79	—	80
Loss before taxes	602	1,328	1,122	1,883
Benefit for income taxes	254	541	460	769
          Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 29, 2008	August 31, 2008
Current assets:
Accounts receivable, net	$414	$49
Prepaid expenses	205	68
Other	8	6

Total current assets	627	123

Noncurrent assets:
Property and equipment, net	169	—
Other noncurrent assets	18	17

Total noncurrent assets	187	17

Total assets	$814	$140

Current liabilities:
Accounts payable and accrued expenses	$88	$155
Accrued salaries and commissions	41	—
Deferred revenue	87	—
Other	18	3

Total current liabilities	234	158

Noncurrent liabilities:
Other noncurrent liabilities	27	—

Total noncurrent liabilities	27	—

Total liabilities	$261	$158

Reclassifications
          Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2008 presentation. The reclassifications have no impact on net income previously reported.
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
          The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2007 and 2008:

	Six Months Ended August 31,
	2007	2008
Risk-Free Interest Rate:	4.5%	2.8%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	47.5%	48.8%
     The following table presents a summary of the Company’s stock options outstanding at August 31, 2008, and stock option activity during the six months ended August 31, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,600,063	$16.08
Granted	657,839	2.88
Exercised (1)	—	—
Forfeited	13,360	5.45
Expired	54,234	17.06

Outstanding, end of period	8,190,308	15.04
Exercisable, end of period	6,864,499	16.76	3.9	$—

(1)	The Company did not receive cash from option exercises in the six-month period ended August 31, 2008. The Company did not record an income tax benefit related to option exercises during the six-month period ended August 31, 2008.
     The weighted average grant date fair value of options granted during the six months ended August 31, 2007 and 2008, was $4.24 and $1.42, respectively. The total intrinsic value of options exercised during the six months ended August 31, 2007 and 2008, was $0 and $0, respectively.

     A summary of the Company’s nonvested options at August 31, 2008, and changes during the six months ended August 31, 2008, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	1,114,164	$5.16
Granted	657,839	1.42
Vested	432,834	5.41
Forfeited	13,360	2.82

Nonvested, end of period	1,325,809	3.25
     There were 2.8 million shares available for future grants under the various option plans at August 31, 2008. The vesting date of outstanding options at August 31, 2008 range from September 2008 to July 2011, and expiration dates range from October 2009 to July 2018.
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
     The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2008, and restricted stock activity during the six months ended August 31, 2008 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	626,049	$12.62
Granted	870,572	3.08
Vested (restriction lapsed)	803,530	7.15
Forfeited	26,295	5.64

Grants outstanding, end of period	666,796	7.04
     The total grant date fair value of shares vested during the six months ended August 31, 2007 and 2008 was $3.0 million and $5.7 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and six months ended August 31, 2007 and 2008:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2007	2008	2007	2008
Station operating expenses	$475	$557	$1,741	$1,610
Corporate expenses	1,002	613	2,104	2,169

Stock-based compensation expense included in operating expenses	1,477	1,170	3,845	3,779
Tax benefit	(606)	(480)	(1,576)	(1,549)

Recognized stock-based compensation expense, net of tax	$871	$690	$2,269	$2,230

          As of August 31, 2008, there was $5.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.
Note 3. Intangible Assets and Goodwill
          Indefinite-lived Intangibles
          Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually. The carrying amounts of the Company’s FCC licenses were $801.3 million as of February 29, 2008 and August 31, 2008. This amount is entirely attributable to our radio division.
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
          As of February 29, 2008 and August 31, 2008, the carrying amount of the Company’s goodwill was $81.3 million. As of February 29, 2008 and August 31, 2008, approximately $26.2 million and $55.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. The required annual impairment tests may result in impairment charges in future periods.
          Definite-lived intangibles
          The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks and customer list, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 29, 2008 and August 31, 2008:

		February 29, 2008			August 31, 2008
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	6.9	$43,475	$22,052	$21,423	$44,617	$24,745	$19,872
Trademarks	19.6	3,687	531	3,156	3,687	643	3,044
Customer List	4.0	1,162	169	993	1,162	315	847
Favorable Office Leases	6.4	688	501	187	688	542	146
Noncompete and Other	3.0	312	61	251	312	113	199

TOTAL		$49,324	$23,314	$26,010	$50,466	$26,358	$24,108

          Total amortization expense from definite-lived intangibles for the three-month periods ended August 31, 2007 and 2008, was $1.0 million and $1.5 million, respectively. Total amortization expense from definite-lived intangibles for the six-month periods ended August 31, 2007 and 2008, was $2.0 million and $3.0 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2009	$6,336
2010	6,271
2011	4,295
2012	4,078
2013	3,953

Note 4. Derivative Instruments and Hedging Activities
          Under the terms of its senior credit facility, the Company is required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the credit facility) for a period of at least three years. In March 2007, the Company fulfilled this requirement by entering into a three-year interest rate exchange agreement (“Swap”), whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to Bank of America, and Bank of America pays to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). In March 2008, the Company entered into an additional three-year Swap, whereby the Company pays a fixed rate of 2.964% on $100 million of notional principal to Deutsche Bank, and Deutsche Bank pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company considers this risk to be low.
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
          The Company estimates the fair value of the $165 million notional Swap and the $100 million notional Swap identified above to be a liability of $4.3 million and an asset of $1.2 million, respectively, as of August 31, 2008. The fair values of the Swaps are estimated by obtaining quotations from the financial institutions that are counterparties to the Company’s Swap agreements. The fair value is an estimate of the net amount that the Company would be required to pay (in the case of the $165 million notional Swap) or would receive (in the case of the $100 million notional Swap) on August 31, 2008, if the agreements were transferred to other parties or cancelled by the Company.
Note 5. Fair Value Measurements
     As discussed in Note 1, in September 2006, the FASB issued SFAS No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting. Effective

March 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. Pursuant to the provisions of FSP No. 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no adjustment to accumulated deficit as a result of our adoption of SFAS No. 157. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.
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
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2008
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$44,199	$—	$44,199
Interest rate cash flow hedge	—	1,241	—	1,241

Total assets measured at fair value on a recurring basis	$—	$45,440	$—	$45,440

Interest rate cash flow hedge	—	4,309	—	4,309

Total liabilities measured at fair value on a recurring basis	$—	$4,309	$—	$4,309

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
Available for sale securities —During the three months ended August 31, 2008, Emmis determined that its available for sale securities, consisting entirely of an investment in preferred stock and warrants of a company that specializes in the development and distribution of mobile and on-line games, was impaired and the impairment was other-than-temporary and recorded an impairment loss of $1.3 million, which is included in other expenses in the accompanying statements of operations.
     As of August 31, 2008, Emmis had no financial assets or liabilities whose fair value was measured using significant unobservable inputs. The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Available
For Sale
Securities
Balance as of February 29, 2008	$1,000
Purchases	250
Other than temporary impairment loss	(1,250)

Balance as of August 31, 2008	$—

Note 6. Pro Forma Financial Information
          Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2007, assuming the acquisition (and related net borrowings) of Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network) had occurred on the first day of the pro forma periods presented below.
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

	Three months	Six months
	Ended August 31,	Ended August 31,
	2007	2007
	(Pro Forma)	(Pro Forma)
Net revenues	$96,995	$185,216

Net income from continuing operations	$3,049	$2,343

Net income (loss) available to common shareholders from continuing operations	$803	$(2,149)

Net income (loss) per share available to common shareholders from continuing operations:

Basic	$0.02	$(0.06)

Diluted	$0.02	$(0.06)

Weighted average shares outstanding:

Basic	37,546	37,536
Diluted	37,821	37,536
Note 7. Comprehensive Income
          Comprehensive income was comprised of the following for the three-month and six-month periods ended August 31, 2007 and 2008:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2007	2008	2007	2008
Net income	$14,056	$3,482	$14,367	$4,678
Change in fair value of derivatives	(1,112)	(393)	(52)	2,662
Translation adjustment	54	1,135	900	3,536

Total comprehensive income	$12,998	$4,224	$15,215	$10,876

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

          Since August 8, 2007, the Company has repurchased 2.2 million Class A common shares for $13.9 million (average price of $6.23 per share). During the six months ended August 31, 2007, the Company repurchased 1.8 million Class A common shares for $11.2 million (an average price of $6.17 per share). The Company did not make any share repurchases during the six months ended August 31, 2008.
Note 9. Segment Information
          The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our television division and Tu Ciudad Los Angeles have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations.
          The Company’s segments operate primarily in the United States, but we also operate radio stations located in Hungary, Slovakia, Bulgaria and Belgium. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of August 31,
	2007	2008	2007	2008	2007	2008
Hungary	$5,545	$7,778	$10,074	$12,013	$4,885	$3,928

Slovakia	3,730	5,289	6,431	8,863	10,832	10,628

Bulgaria	943	1,273	1,686	2,189	3,356	14,892

Belgium	437	535	690	1,149	3,356	534
          The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 29, 2008, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
August 31, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$74,416	$21,288	$—	$95,704
Station operating expenses, excluding depreciation and amortization	51,152	18,521	—	69,673
Corporate expenses, excluding depreciation and amortization	—	—	5,211	5,211
Depreciation and amortization	2,779	211	639	3,629
Loss on disposal of assets	94	—	—	94

Operating income (loss)	$20,391	$2,556	$(5,850)	$17,097

Assets — continuing operations	$992,001	$84,155	$44,188	$1,120,344
Assets — discontinued operations	—	986	44,928	45,914

Total assets	$992,001	$85,141	$89,116	$1,166,258

Three Months Ended		Publishing
August 31, 2008 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$73,278	$20,949	$—	$94,227
Station operating expenses, excluding depreciation and amortization	48,882	19,491	—	68,373
Corporate expenses, excluding depreciation and amortization	—	—	4,661	4,661
Depreciation and amortization	3,177	297	577	4,051
Loss on disposal of assets	14	8	—	22

Operating income (loss)	$21,205	$1,153	$(5,238)	$17,120

Assets — continuing operations	$978,051	$86,250	$80,334	$1,144,635
Assets — discontinued operations	—	140	2,306	2,446

Total assets	$978,051	$86,390	$82,640	$1,147,081

Six Months Ended		Publishing
August 31, 2007 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$139,416	$42,733	$—	$182,149
Station operating expenses, excluding depreciation and amortization	97,490	36,881	—	134,371
Corporate expenses, excluding depreciation and amortization	—	—	10,919	10,919
Depreciation and amortization	5,430	372	1,274	7,076
Loss on disposal of assets	94	—	—	94

Operating income (loss)	$36,402	$5,480	$(12,193)	$29,689

Assets — continuing operations	$992,001	$84,155	$44,188	$1,120,344
Assets — discontinued operations	—	986	44,928	45,914

Total assets	$992,001	$85,141	$89,116	$1,166,258

Six Months Ended		Publishing
August 31, 2008 (unaudited)	Radio	and Other	Corporate	Consolidated
Net revenues	$137,469	$42,781	$—	$180,250
Station operating expenses, excluding depreciation and amortization	92,040	39,595	—	131,635
Corporate expenses, excluding depreciation and amortization	—	—	10,294	10,294
Depreciation and amortization	6,281	597	1,108	7,986
Loss on disposal of assets	5	10	—	15

Operating income (loss)	$39,143	$2,579	$(11,402)	$30,320

Assets — continuing operations	$978,051	$86,250	$80,334	$1,144,635
Assets — discontinued operations	—	140	2,306	2,446

Total assets	$978,051	$86,390	$82,640	$1,147,081

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
Note 11. Subsequent Events
          On September 26, 2008, Emmis gave written notice to AVN Air, LLC, the lessor of the Gulfstream aircraft leased by the Company, that it was exercising its early purchase option on the aircraft. Emmis is exercising the option in order to sell the aircraft and has engaged a broker to facilitate the sale. The option price of $14.4 million (plus applicable sales tax) is expected to be funded on December 1, 2008. The Company’s lease deposit of $4.2 million will be refunded upon completion of the early purchase option.

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
GENERAL
          We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Radio station ratings have historically been measured principally four times a year by Arbitron, Inc. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

          The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2007 and 2008. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	% of Total	2008	% of Total	2007	% of Total	2008	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$61,336	64.1%	$59,176	62.8%	$119,932	65.8%	$115,605	64.1%
National	15,388	16.1%	15,286	16.2%	29,728	16.3%	30,110	16.7%
Publication Sales	3,018	3.2%	2,909	3.1%	6,958	3.8%	6,725	3.7%
Non Traditional	9,314	9.7%	8,895	9.4%	12,583	6.9%	12,016	6.7%
Other	6,648	6.9%	7,961	8.5%	12,948	7.2%	15,794	8.8%

Total net revenues	$95,704		$94,227		$182,149		$180,250

          As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local and regional sales than our publishing entities. In the six-month period ended August 31, 2008, local and regional sales, excluding political revenues, represented approximately 84% and 61% of our advertising revenues for our radio and publishing divisions, respectively. In the six-month period ended August 31, 2007, local and regional sales, excluding political revenues, represented approximately 86% and 59% of our advertising revenues for our radio and publishing divisions, respectively.
          No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 63% of the total advertising net revenues. The automotive industry is the largest category for radio, representing approximately 12% of the radio segment’s advertising net revenues in the six-month period ended August 31, 2008.
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
KNOWN TRENDS AND UNCERTAINTIES
     Domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors: (1) the emergence of new media, such as various media content distributed via the Internet and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) advertisers’ lack of confidence in the ratings of radio stations due to dated ratings-gathering methods, and (4) a lack of inventory and pricing discipline by radio operators. In addition to the factors mentioned above, the slowing United States economy has negatively impacted revenue growth in both our domestic radio stations and our publishing division.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is scheduled to begin in the New York, Los Angeles and Chicago markets in October 2008. It is unclear what impact the introduction of the PPM will have on our revenues in these markets.
     As discussed below, our reformatted stations in Los Angeles and New York continue to negatively impact their radio cluster’s performance in their respective markets. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues.
     Although our radio cluster in Los Angeles (consisting of two stations) exceeded the performance of the overall Los Angeles radio market during the six-month period ended August 31, 2008, reformatted station KMVN-FM tempered our results for the period. For the six-month period ended August 31, 2008, our Los Angeles radio stations’ revenues were down 8.5% versus the same period in the prior year, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that Los Angeles radio market total revenues were down 8.6%. KMVN-FM lagged the market and its revenues were down 24.1%.
     Our radio cluster in New York trailed the performance of the overall New York radio market during the six-month period ended August 31, 2008. For the six-month period ended August 31, 2008, our New York radio stations’ revenues were down 11.5%, whereas the independent accounting firm Miller Kaplan reported that New York radio market total revenues were down 4.4% versus the same period of the prior year. The results of our New York radio stations were negatively impacted by WRXP-FM, which was reformatted in February 2008. Excluding the results of WRXP-FM, revenue from our New York radio stations were down 3.5%.
     As part of our business strategy, we continually evaluate potential acquisitions of international radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. SFAS No. 160 is effective for us as of March 1, 2009. As of February 29, 2008, and August 31, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $53,540, respectively. These amounts will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity when SFAS No. 160 is adopted on March 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), which will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy. SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close on or after March 1, 2009.
     In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on accounting for income tax benefits of dividends on share-based payment awards. Certain stock-based compensation arrangements contain provisions that entitle an employee to receive dividends or dividend equivalents on the unvested portion of the awards. Under the provisions of SFAS No. 123R, such dividend features are factored into the value of the award at the grant date, and to the extent that an award is expected to vest, the dividends are charged to retained earnings. For income tax purposes, however, such dividend payments are generally considered additional compensation expense when they are paid to employees and, therefore, are generally deductible by the employer on a current basis for tax purposes. Under EITF No. 06-11, a realized tax benefit from dividends or dividend equivalents that is charged to retained earnings and paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. Those tax benefits are considered windfall tax benefits under SFAS No. 123R. EITF No. 06-11 was adopted by the Company on March 1, 2008 and did not have any effect on the Company’s financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 was adopted by the Company on March 1, 2008, though FASB Staff Position No. 157-2, Effective Date of SFAS No. 157, defers the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to the Company’s fiscal year beginning March 1, 2009. The adoption of SFAS No. 157 did not have any effect on the Company’s financial position, results of operations or cash flows. For further discussion, see Note 5, Fair Value Measurements.

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
     Allocations for Purchased Assets
          We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of August 31, 2008, we have recorded approximately $882.6 million in FCC licenses and goodwill, which represents 76.9% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by SFAS No. 142 and charge to operations an impairment expense if the recorded value of these assets is more than their fair value. We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

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
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million and $1.0 million accrued for employee healthcare claims as of February 29, 2008, and August 31, 2008, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers’ compensation claims, automotive liability losses and media liability claims.
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

Results of Operations for the Three-month and Six-month Periods Ended August 31, 2008, Compared to August 31, 2007
Net revenue pro forma reconciliation:
          Since March 1, 2007, we have acquired Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network). The results of our television division and Tu Ciudad Los Angeles have been included in discontinued operations and are not included in reported results below. The following table reconciles reported net revenues to pro forma net revenues.

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$74,416	$73,278	$(1,138)	-1.5%	$139,416	$137,469	$(1,947)	-1.4%
Publishing	21,288	20,949	(339)	-1.6%	42,733	42,781	48	0.1%

Total	95,704	94,227	(1,477)	-1.5%	182,149	180,250	(1,899)	-1.0%

Plus: Net revenues from businesses acquired
Radio	149	—			293	—
Publishing	1,142	—			2,774	—

Total	1,291	—			3,067	—

Pro forma net revenues
Radio	74,565	73,278	(1,287)	-1.7%	139,709	137,469	(2,240)	-1.6%
Publishing	22,430	20,949	(1,481)	-6.6%	45,507	42,781	(2,726)	-6.0%

Total	$96,995	$94,227	$(2,768)	-2.9%	$185,216	$180,250	$(4,966)	-2.7%

          For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 6 to the accompanying condensed consolidated financial statements.
Net revenues:
          Radio net revenues decreased principally as a result of declining revenues in our domestic radio markets. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. For the three-month period ended August 31, 2008, net revenues of our domestic radio stations were down 8.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 7.1%. For the six-month period ended August 31, 2008, net revenues of our domestic radio stations were down 6.0%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 5.6%. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. As of August 31, 2008, Emmis determined that it was probable that the guaranteed minimum amount of national sales for the year ended February 28, 2009 would not be attained. As such, the Company has accrued $3.2 million for the shortfall as a reduction of agency commissions during the six-month period ended August 31, 2008. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the six-month period ended August 31, 2008, our average unit rate for our domestic radio stations was down 9.6% and our number of units sold was up 2.6%. Revenue growth at our international radio stations has helped to offset weakness domestically. For the three-month and six-month periods ended August 31, 2008, pro forma international radio revenues were up 37.7% and 26.3%, respectively.
          On a pro forma basis (assuming Orange Coast had been purchased on March 1, 2007), publishing net revenues for the three-month and six-month periods ended August 31, 2008, decreased $1.5 million, or 6.6%, and $2.7 million, or 6.0%. The decrease in publishing pro forma net revenue in both periods is principally attributable to the slowing economy that has diminished demand for advertising inventory at most of our city/regional publications.
          On a consolidated basis, pro forma net revenues for the three-month and six-month periods ended August 31, 2008, decreased $2.8 million, or 2.9%, and $5.0 million, or 2.7%, due to the effect of the items described above.
Station operating expenses, excluding depreciation and amortization expense pro forma reconciliation:
          Since March 1, 2007, we have acquired Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network). The results of our television division and Tu Ciudad Los Angeles have been included in discontinued operations and are not included in reported results below. The following table reconciles reported operating expenses to pro forma operating expenses.

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses
Radio	$51,152	$48,882	$(2,270)	-4.4%	$97,490	$92,040	$(5,450)	-5.6%
Publishing	18,521	19,491	970	5.2%	36,881	39,595	2,714	7.4%

Total	69,673	68,373	(1,300)	-1.9%	134,371	131,635	(2,736)	-2.0%

Plus: Station operating expenses from acquisitions
Radio	74	—			145	—
Publishing	1,432	—			2,894	—

Total	1,506	—			3,039	—

Pro forma station operating expenses
Radio	51,226	48,882	(2,344)	-4.6%	97,635	92,040	(5,595)	-5.7%
Publishing	19,953	19,491	(462)	-2.3%	39,775	39,595	(180)	-0.5%

Total	$71,179	$68,373	$(2,806)	-3.9%	$137,410	$131,635	$(5,775)	-4.2%

          For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 6 to the accompanying condensed consolidated financial statements.
Station operating expenses, excluding depreciation and amortization expense:
          On a pro forma basis (assuming Inforadio had been purchased on March 1, 2007), radio station operating expenses, excluding depreciation and amortization expense for the three-month and six-month periods ended August 31, 2008 decreased $2.3 million, or 4.6%, and $5.6 million, or 5.7%. Radio station operating expenses, excluding depreciation and amortization expense decreased in the three-month and six-month periods ended August 31, 2008, principally due to lower expenses at KMVN-FM in Los Angeles. KMVN-FM’s station operating expenses, excluding depreciation and amortization expense decreased $2.8 million and $5.4 million during the three-month and six-month periods ended August 31, 2008, respectively, as the station was engaged in an extensive marketing campaign in the prior year, which was not replicated in the current year.
          On a pro forma basis (assuming Orange Coast had been purchased on March 1, 2007), publishing operating expenses, excluding depreciation and amortization expense for the three-month and six-month periods ended August 31, 2008 decreased $0.5 million, or 2.3%, and $0.2 million, or 0.5%. Publishing operating expenses, excluding depreciation and amortization expense decreased in both periods primarily due to lower sales-related costs and production costs due to revenue declines.

          On a consolidated basis, pro forma station operating expenses for the three–month and six-month periods ended August 31, 2008, decreased $2.8 million, or 3.9%, and decreased $5.8 million, or 4.2% due to the effect of the items described above.
Corporate expenses, excluding depreciation and amortization expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses	$5,211	$4,661	$(550)	(10.6)%	$10,919	$10,294	$(625)	(5.7)%
          Corporate expenses decreased due to lower health insurance and general insurance costs as compared to the same period of the prior year, coupled with continuing efforts to streamline our corporate services . These cost savings are partially offset by the resumption of regular salary payments to our CEO. Our CEO had voluntarily reduced his salary from $0.9 million to $1.00 for the year ended February 29, 2008.
Depreciation and amortization:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,779	$3,177	$398	14.3%	$5,430	$6,281	$851	15.7%
Publishing	211	297	86	40.8%	372	597	225	60.5%
Corporate	639	577	(62)	(9.7)%	1,274	1,108	(166)	(13.0)%

Total depreciation and amortization	$3,629	$4,051	$422	11.6%	$7,076	$7,986	$910	12.9%

          Substantially all of the increase in radio depreciation and amortization expense for the three–month and six-month periods ended August 31, 2008, is due to the depreciation of property and equipment and the amortization of intangibles of Inforadio, which was acquired in December 2007.
          Substantially all of the increase in publishing depreciation and amortization expense for the three-month and six-month periods ended August 31, 2008, is due to amortization of intangibles of Orange Coast, which was acquired in July 2007.
Operating income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$20,391	$21,205	$814	4.0%	$36,402	$39,143	$2,741	7.5%
Publishing	2,556	1,153	(1,403)	(54.9)%	5,480	2,579	(2,901)	(52.9)%
Corporate	(5,850)	(5,238)	612	(10.5)%	(12,193)	(11,402)	791	(6.5)%

Total operating income	$17,097	$17,120	$23	0.1%	$29,689	$30,320	$631	2.1%

          In the three-month and six-month periods ended August 31, 2008, radio operating income increased due to reduced promotional spending at KMVN-FM in Los Angeles and revenue growth of our international radio properties which were partially offset by declining revenues in our domestic radio markets, as discussed above.
          In the three-month and six-month periods ended August 31, 2008, publishing operating income decreased due to weak demand of advertising inventory at most of our city/regional publications.

          In the three-month and six-month periods ended August 31, 2008, corporate operating loss decreased due to lower general insurance and health insurance expense coupled with a continued focus on streamlining our corporate services. These savings are partially offset by the increase in our CEO’s salary as discussed above.
Interest expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$8,654	$6,564	$(2,090)	(24.2)%	$17,986	$13,621	$(4,365)	(24.3)%
          The decrease in interest expense is principally due to lower interest rates on our senior credit facility. The weighted average borrowing rate under our senior credit facility, including our interest rate exchange agreements, at August 31, 2007 and 2008 was 7.2% and 5.6%, respectively.
Other income (expense), net:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Other income (expense), net	$289	$(1,224)	$(1,513)	(523.5)%	$225	$(1,374)	$(1,599)	(710.7)%
          The change in other income (expense), net, mostly relates to a $1.3 million impairment loss recognized during the three months ended August 31, 2008 on an investment that was deemed to be other-than-temporary.
Income before income taxes, minority interest and discontinued operations:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income before income taxes, minority interest and discontinued operations	$8,732	$9,332	$600	6.9%	$11,928	$15,325	$3,397	28.5%
          The increase in the three-month and six-month periods ended August 31, 2008, is principally due to lower interest expense and lower operating expenses of our radio and corporate divisions. These increases in income before income taxes, minority interest and discontinued operations were partially offset by lower net revenues.
Provision for income taxes:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Provision for income taxes	$3,625	$4,579	$954	26.3%	$5,823	$8,498	$2,675	45.9%
          The effective tax rate for the six-month periods ended August 31, 2007 and 2008 was 48.8% and 55.5%, respectively. Our effective tax rates differed from our statutory rate of 41% due to our low income before income taxes in relation to other non-deductible items. Included in our provision for income taxes for the six-month period ended August 31, 2008, is a discrete $1.2 million tax item, resulting from the vesting of restricted stock in which the book expense exceeded the related tax deduction. Excluding this discrete item, our effective tax rate for the six-month period ended August 31, 2008 would have been 47.4%. Including the effect of the discrete item, we expect our effective tax rate for the year ending February 28, 2009, to be approximately 56%.

Minority interest expense, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,328	$1,918	$590	44.4%	$2,521	$3,325	$804	31.9%
          Our minority interest expense principally relates to the minority shareholders’ proportionate shares of income generated by our radio partnership in Austin, Texas (we own 50.1%), our radio station in Hungary (we own 59.5%), and our radio operations in Bulgaria (we own approximately 60%). Minority interest expense increased in both the three-month and six-month periods ended August 31, 2008 over the same period of the prior year due to higher income generated by our radio station in Hungary.
Income from discontinued operations, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$10,277	$647	$(9,630)	(93.7)%	$10,783	$1,176	$(9,607)	(89.1)%
          Our television division and Tu Ciudad Los Angeles has been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of the television division and Tu Ciudad Los Angeles and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements.
          On June 4, 2007, the Company closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc. for $40.0 million in cash and recorded a gain on sale of $10.4 million, net of tax of $7.8 million. On July 18, 2008, the Company closed on its sale of WVUE-TV in New Orleans to Louisiana Media Company, LLC for $41.0 million in cash and recorded a loss on sale of $0.6 million, net of tax benefits of $0.4 million. The sale of WVUE-TV completed the Company’s divestiture of its television division.
          In June 2008, Emmis and its private insurer agreed to a full and final settlement of its insurance claim related to Hurricane Katrina. As a result, Emmis received $3.1 million during the quarter ended August 31, 2008, which is reflected as an increase to income from discontinued operations in our condensed consolidated statements of operations.
Net income:

	Three Months Ended August 31,				Six Months Ended August 31,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income:	$14,056	$3,482	$(10,574)	(75.2)%	$14,367	$4,678	$(9,689)	(67.4)%
          The decrease in net income in the three-month and six-month periods ended August 31, 2008 is principally attributable to lower income from discontinued operations, higher provision for income taxes and the other-than-temporary impairment loss on an investment, partially offset by lower interest expense.

Liquidity and Capital Resources
          Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service and preferred stock dividend requirements. We also have used capital to repurchase our common stock. On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. We did not repurchase any Class A common stock or Series A cumulative convertible preferred stock during the six-month period ended August 31, 2008. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
          At August 31, 2008, we had cash and cash equivalents of $67.5 million and net working capital of $108.3 million. At February 29, 2008, we had cash and cash equivalents of $19.5 million and net working capital of $52.8 million. Cash and cash equivalents held at various European banking institutions at August 31, 2008, and February 29, 2008 was $19.7 million and $14.5 million, respectively. Our ability to access our share of these international cash balances (net of minority interests) is limited by country-specific statutory requirements. As of August 31, 2008 and February 29, 2008, we had $44.2 million and $3.3 million, respectively, of our domestic cash invested in an institutional money market fund. During the six-month period ended August 31, 2008, working capital increased $55.5 million. The increase in net working capital primarily relates to higher cash on hand as the result of the sale of WVUE-TV, the receipt of $3.1 million of WVUE-TV insurance proceeds and minimal use of cash for investing and financing purposes.
          The Company has entered into two separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.
          Emmis has instituted a TV Proceeds Quarterly Bonus Program (the “Program”) under which the Company will pay quarterly bonuses to certain employees to offset salary reductions by the Company’s wholly-owned, direct subsidiary, Emmis Operating Company, and certain of its subsidiaries (collectively, “OpCo”). All of our executive officers are participating in the Program. Effective September 1, 2008, OpCo reduced to approximately $15,000 the salaries of certain of its most highly compensated employees in order to increase defined consolidated operating cash flow under OpCo’s Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 2, 2006 (the “Credit Agreement”). Under the Program, the Company will pay the employees affected by the salary reduction quarterly bonuses in amounts equivalent to the forgone salary. The bonus will be paid at the beginning of each fiscal quarter either (i) in cash out of the net proceeds from the sale of WVUE-TV if certain performance targets from a prior quarter are met, or (ii) in shares of the Company’s Class A Common Stock under the Company’s 2004 Equity Compensation Plan if the performance targets are not met. The bonuses will likely be paid in cash because the quarterly performance target will be met if the Company’s actual station operating income exceeds 50% of projected station operating income for such quarter, as established during the beginning of the quarter. The Program is distinct from the previously disclosed discretionary television sale bonuses to executive officers and certain other employees that the Compensation Committee may address now that all of sixteen of our television stations have been sold.

          On September 26, 2008, Emmis gave written notice to AVN Air, LLC, the lessor of the Gulfstream aircraft leased by the Company, that it was exercising its early purchase option on the aircraft. Emmis is exercising the option in order to sell the aircraft and has engaged a broker to facilitate the sale. The option price of $14.4 million (plus applicable sales tax) is expected to be funded on December 1, 2008. The Company’s lease deposit of $4.2 million will be refunded upon completion of the early purchase option.
Operating Activities
          Cash flows provided by operating activities were $22.0 million for the six-month period ended August 31, 2008 versus $16.7 million in the same period of the prior year. The increase in cash flows provided by operating activities was mainly attributable to a net decrease in working capital requirements, primarily due to a $5.1 million decrease in working capital requirements for accounts receivable. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
Investing Activities
          Cash flows provided by investing activities were $36.0 million for the six-month period ended August 31, 2008, versus $35.8 million in the same period of the prior year. During the six-month period ended August 31, 2007, the Company completed the sale of KGMB-TV and KMTV-TV for $50.0 million in cash and completed its acquisition of Orange Coast for $6.4 million in cash. During the six-month period ended August 31, 2008, the Company completed the sale of WVUE-TV for $41.0 million in cash. Investing activities generally include capital expenditures and business acquisitions and dispositions.
          In the six-month periods ended August 31, 2007 and 2008, we had capital expenditures of $2.9 million and $2.6 million, respectively. We expect capital expenditures related to continuing operations to be approximately $7.4 million in the current fiscal year, compared to $6.8 million in fiscal 2008. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
          Cash flows used in financing activities were $12.3 million for the six-month period ended August 31, 2008, versus $54.5 million in the same period of the prior year. Cash flows used in financing activities in the six-month period ended August 31, 2008, primarily relate to the $2.2 million of net repayments of debt under our senior credit facility, $4.5 million used to pay preferred stock dividends and $4.9 million used to pay cash dividends and distributions to minority interest shareholders. Cash used in financing activities for the six-month period ended August 31, 2007, primarily relate to the $36.1 million of net repayments of debt under our senior credit facility, $11.2 million used to repurchase shares of our Class A common stock, $4.5 million used to pay preferred stock dividends and $2.2 million used to pay cash distributions to minority interest shareholders. Our financing activities for the six-month period ended August 31, 2008, were funded by cash generated by operating activities. Our financing activities for the six-month period ended August 31, 2007 were funded by cash generated by operating activities as well the receipt of $50.0 million of proceeds resulting from the consummation of our sales of KGMB-TV and KMTV-TV.
          As of August 31, 2008, Emmis had $436.5 million of borrowings under its senior credit facility ($4.4 million current and $432.1 million long-term), $3.6 million of other indebtedness ($1.3 million current and $2.3 million long-term) and $143.8 million of convertible preferred stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2008, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.6%.
          The debt service requirements of Emmis over the next 12 month period (excluding interest under our credit facility) are expected to be $14.7 million. This amount is comprised of $4.4 million for repayment of term notes under our credit facility, $9.0 million in preferred stock dividend requirements and $1.3 million related to foreign broadcasting license obligations. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates. The terms of Emmis’ preferred stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15.
          At October 3, 2008, we had $142.8 million available for additional borrowing under our credit facility, which is net of $2.2 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at August 31, 2008. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
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
Quantitative and Qualitative Disclosures About Market Risk
          On March 28, 2007, Emmis entered into an interest rate exchange agreement that fixed the underlying three-month LIBOR at 4.795%. The notional amount of the interest rate exchange agreement totaled $165.0 million, and the agreement expires on March 27, 2010. On March 28, 2008, Emmis entered into an additional interest rate exchange agreement that fixed the underlying three-month LIBOR at 2.964%. The notional amount of the additional interest rate exchange agreement totaled $100.0 million, and the agreement expires on March 27, 2011. Based on amounts outstanding at August 31, 2008, (including the interest rate exchange agreements in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $1.7 million.
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
          Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2008, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three-month period ended August 31, 2008, there were no repurchases of our Class A common stock or Series A cumulative convertible preferred stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There were, however, elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases related to elections by employees to withhold shares of stock upon vesting of restricted stock during the three months ended August 31, 2008:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
June 1, 2008 – June 30, 2008	945	$2.67	—	$36,150,565
July 1, 2008 – July 31, 2008	904	$1.86	—	$36,150,565
August 1, 2008 – August 31, 2008	797	$2.13	—	$36,150,565

	2,646		—

Item 4. Submission of Matters to a Vote of Security Holders
          On July 15, 2008, we held our annual meeting of shareholders. At our annual meeting of shareholders, Richard A. Leventhal, Peter A. Lund and Lawrence B. Sorrel were elected directors for three-year terms expiring at the 2011 annual meeting of shareholders and shareholders ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending February 28, 2009. The results of voting at our annual meeting were as follows:
Election of Directors

Nominee	For	Withheld
Peter A. Lund*	14,389,255	12,645,948
Richard A. Leventhal**	64,005,913	12,592,340
Lawrence B. Sorrel**	64,009,627	12,588,626
Ratification of Ernst & Young LLP

For	Against
75,151,916	1,415,852

*	Elected by Class A common shareholders voting as a class

**	Elected by Class A and Class B common shareholders voting as a single class

Item 5. Other Information
          On October 8, 2008, we entered into a one-year employment agreement with Paul Fiddick, to be effective March 1, 2009. Mr. Fiddick’s employment agreement will automatically renew each year following the initial one-year term for additional one-year terms unless either the Company or Mr. Fiddick provides the other with written notice of non-renewal prior to December 31 of the initial or subsequent term, as applicable. Mr. Fiddick’s base salary of $360,000 will increase upon any annual renewal at a rate equal to the greater of 3%, the annual percentage increase in the CPI [All Urban Consumers-U.S Cities Average, all items (1982/84 = 100) as published by the Bureau of Labor Statistics, U.S. Department of Labor] or such other amount as approved by our Compensation Committee. Mr. Fiddick’s annual incentive compensation target is 58.33% of his base salary and will be paid, if at all, based upon achievement of certain performance goals to be determined by our Compensation Committee. The Company retains the right to pay any annual incentive compensation in cash or shares of our Class A common stock. Each year the agreement remains in effect, Mr. Fiddick is entitled to receive an option to acquire 21,952 shares of our Class A common stock and a grant of 6,585 restricted shares of Class A common stock. Mr. Fiddick is also eligible for a completion bonus in an amount equal to Mr. Fiddick’s average annual base salary over such three-year period that is payable upon his continued employment for a period through February 29, 2012. In the event that, prior to expiration of such three-year term, Mr. Fiddick dies or becomes disabled, the Company terminates Mr. Fiddick’s employment other than for Cause (as defined in the agreement) or the Company elects not to renew the employment agreement, Mr. Fiddick will be entitled to a pro-rata portion of such completion bonus. Mr. Fiddick will continue to receive an annual automobile allowance of $12,000 and will continue to be reimbursed for up to $5,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible.

Item 6. Exhibits
     (a) Exhibits.
          The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation, incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K filed on May 12, 2008.

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Employment Agreement, effective as of March 1, 2009, by and between Emmis Operating Company and Paul W. Fiddick.*++

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: October 10, 2008	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial
Officer and Treasurer