Form 10-Q
period 2008-11-30
EMMIS COMMUNICATIONS CORP
filed 2009-01-09
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
EMMIS COMMUNICATIONS CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 5, 2009, was:

31,767,456	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2008	2007	2008
NET REVENUES	$90,591	$85,140	$272,740	$265,390
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $3,073, $3,548, $8,875 and $10,426, respectively	65,245	64,060	199,616	195,695
Corporate expenses excluding depreciation and amortization expense of $617, $550, $1,891 and $1,658, respectively	4,393	4,128	15,312	14,422
Noncash contract termination fee	15,252	—	15,252	—
Impairment loss	—	210,165	—	210,165
Depreciation and amortization	3,690	4,098	10,766	12,084
(Gain) loss on disposal of assets	(198)	(3)	(104)	12

Total operating expenses	88,382	282,448	240,842	432,378

OPERATING INCOME (LOSS)	2,209	(197,308)	31,898	(166,988)

OTHER EXPENSE:
Interest expense	(8,692)	(6,732)	(26,678)	(20,353)
Other income (expense), net	217	751	442	(623)

Total other expense	(8,475)	(5,981)	(26,236)	(20,976)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(6,266)	(203,289)	5,662	(187,964)
PROVISION (BENEFIT) FOR INCOME TAXES	(2,132)	(80,780)	3,691	(72,282)
MINORITY INTEREST EXPENSE, NET OF TAX	1,253	846	3,774	4,171

LOSS FROM CONTINUING OPERATIONS	(5,387)	(123,355)	(1,803)	(119,853)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	5,491	(56)	16,274	1,120

NET INCOME (LOSS)	104	(123,411)	14,471	(118,733)

PREFERRED STOCK DIVIDENDS	2,246	2,246	6,738	6,738

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,142)	$(125,657)	$7,733	$(125,471)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2008	2007	2008
Basic net income (loss) per share available to common shareholders:
Continuing operations	$(0.21)	$(3.51)	$(0.23)	$(3.55)
Discontinued operations, net of tax	0.15	—	0.44	0.03

Net income available to common shareholders	$(0.06)	$(3.51)	$0.21	$(3.52)

Basic weighted average common shares outstanding	35,558	36,388	36,885	36,276

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$(0.21)	$(3.51)	$(0.23)	$(3.55)
Discontinued operations, net of tax	0.15	—	0.44	0.03

Net income available to common shareholders	$(0.06)	$(3.51)	$0.21	$(3.52)

Diluted weighted average common shares outstanding	35,558	36,388	36,885	36,276
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		November 30,
	February 29,	2008
	2008	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,498	$63,577
Accounts receivable, net	61,887	60,206
Prepaid expenses	17,010	20,412
Other current assets	8,976	14,864
Current assets — discontinued operations	7,169	911

Total current assets	114,540	159,970

PROPERTY AND EQUIPMENT, NET	58,945	55,834
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	801,270	613,690
Goodwill	81,304	58,705
Other intangibles, net	26,010	21,439

Total intangible assets	908,584	693,834

OTHER ASSETS, NET	16,599	10,192

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	41,072	17

Total assets	$1,139,740	$919,847

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		November 30,
	February 29,	2008
	2008	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,714	$11,232
Current maturities of long-term debt	5,628	5,445
Accrued salaries and commissions	7,047	10,867
Accrued interest	5,478	3,116
Deferred revenue	17,610	19,235
Other current liabilities	6,849	5,327
Current liabilities — discontinued operations	3,441	1,135

Total current liabilities	61,767	56,357

LONG-TERM DEBT, NET OF CURRENT MATURITIES	434,306	418,187

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,896	2,109

OTHER NONCURRENT LIABILITIES	26,219	25,111

MINORITY INTEREST	53,758	53,290

DEFERRED INCOME TAXES	173,255	97,085

NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	1,161	—

Total liabilities	752,362	652,139

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AT FEBRUARY 29, 2008 AND NOVEMBER 30, 2008	143,750	143,750

SHAREHOLDERS’ EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 30,607,644 shares at February 29, 2008 and 31,510,079 shares at November 30, 2008	306	315
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 29, 2008 and November 30, 2008, respectively	50	50
Additional paid-in capital	515,341	520,106
Accumulated deficit	(270,454)	(394,802)
Accumulated other comprehensive loss	(1,615)	(1,711)

Total shareholders’ equity	243,628	123,958

Total liabilities and shareholders’ equity	$1,139,740	$919,847

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,471	$(118,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(16,274)	(1,120)
Impairment loss	—	210,165
Depreciation and amortization	11,238	12,557
Minority interest expense	3,774	4,171
Provision for bad debts	1,265	1,818
Provision (benefit) for deferred income taxes	2,080	(73,527)
Noncash compensation	5,526	4,612
Noncash contract termination fee	15,252	—
Other	(461)	12
Changes in assets and liabilities -
Accounts receivable	(9,947)	122
Prepaid expenses and other current assets	(2,500)	(9,497)
Other assets	2,203	6,131
Accounts payable and accrued liabilities	2,486	(2,319)
Deferred revenue	748	1,625
Other liabilities	(2,413)	(1,840)
Net cash provided by operating activities — discontinued operations	8,410	5,662

Net cash provided by operating activities	35,858	39,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,863)	(4,070)
Cash paid for acquisitions	(6,515)	—
Other	(470)	(223)
Net cash provided by investing activities — discontinued operations	51,640	38,884

Net cash provided by investing activities	40,792	34,591

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(90,207)	(22,282)
Proceeds from long-term debt	41,000	6,000
Purchase of Class A Common Stock	(13,864)	—
Payments of dividends and distributions to minority interest shareholders	(3,318)	(6,999)
Payments of preferred stock dividends	(6,738)	(6,738)
Settlement of tax withholding obligations on stock issued to employees	(611)	(546)
Other	61	(138)

Net cash used in financing activities	(73,677)	(30,703)

Effect of exchange rates on cash and equivalents	1,672	352

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,645	44,079

CASH AND CASH EQUIVALENTS:
Beginning of period	20,747	19,498

End of period	$25,392	$63,577

SUPPLEMENTAL DESCLOSURES:
Cash paid for -
Interest	$20,776	$22,365
Income taxes, net of refunds	2,508	2,806

Noncash financing transactions -
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	6,819	5,449

ACQUISITION OF ORANGE COAST MAGAZINE
Fair value of assets acquired	$7,904
Purchase price withheld	(335)
Cash paid	(6,515)

Liabilities recorded	$1,054

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2008
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
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2008, and the results of its operations for the three-month and nine-month periods ended November 30, 2007 and 2008 and cash flows for the nine-month periods ended November 30, 2007 and 2008.
Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, operations, and cash flows. SFAS No. 161 will not change the Company’s accounting related to its derivative instruments and hedging activities, but may change future disclosures. SFAS No. 161 is effective for us beginning December 1, 2008. We are currently assessing the potential impact on our disclosures.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. SFAS No. 160 is effective for us beginning March 1, 2009. As of February 29, 2008, and November 30, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $53,290, respectively. These amounts will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity when SFAS No. 160 is adopted on March 1, 2009.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), which will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy. SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will close in our next fiscal year.
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
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. No major advertising campaign costs were deferred as of November 30, 2007 or 2008.

Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2007 and 2008, consisted of stock options and the 6.25% Series A cumulative convertible preferred stock, both of which were excluded from the calculation of diluted net income (loss) per common share for the three-month and nine-month periods ended November 30, 2007 and 2008, as the effect their conversion into shares of our common stock would be antidilutive. We have 2.875 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2008	2007	2008
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	7,015	7,015	7,015	7,015
Stock options	266	232	264	225

Antidilutive common share equivalents excluded	7,281	7,247	7,279	7,240

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2008	2007	2008
Income (loss) from operations:
Television	$10,249	$(58)	$12,036	$4,958
Tu Ciudad Los Angeles	(255)	(15)	(1,377)	(1,898)

Total	9,994	(73)	10,659	3,060
Less: Provision (benefit) for income taxes	4,198	(30)	4,475	1,360

Income (loss) from operations, net of tax	5,796	(43)	6,184	1,700

Gain (loss) on sale of discontinued operations:
Television	—	(23)	18,237	(1,017)
Less: Provision (benefit) for income taxes	305	(10)	8,147	(437)

Gain (loss) on sale of discontinued operations, net of tax	(305)	(13)	10,090	(580)

Income (loss) from discontinued operations, net of tax	$5,491	$(56)	$16,274	$1,120

A discussion of each component of discontinued operations follows.
Discontinued Operations — Television Division
     On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash. The Company recognized a loss on the sale of WVUE-TV of $0.6 million, net of tax benefits of $0.4 million, which is included in income from discontinued operations in the accompanying statements of operations. In connection with the sale, the Company paid discretionary bonuses to the employees of WVUE totaling $0.8 million, which is included in the calculation of the loss on sale. The sale of WVUE-TV completes the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. As previously disclosed, the Compensation Committee of the Board of Directors may evaluate a discretionary bonus to executive officers and certain other employees integral to the sale of the television division now that all sixteen of the Company’s television stations have been sold. However, the Compensation Committee has not addressed this issue since the completion of the sale.
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
     In August 2005, WVUE-TV was significantly affected by Hurricane Katrina and the subsequent flooding. During the nine months ended November 30, 2008, the Company received $3.1 million as final settlement of all Katrina-related insurance claims. The insurance proceeds are classified as a reduction of station operating expenses in the summary of television operations presented below and as an increase to income from discontinued operations in the accompanying statements of operations.
     The following table summarizes certain operating results for the television division for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2007	2008	2007	2008
Net revenues	$5,729	$—	$17,823	$7,364
Station operating expenses	(49)	58	10,108	2,414
Gain on disposal of assets	4,471	—	4,471	8
Income before taxes	10,249	(58)	12,036	4,958
Provision (benefit) for income taxes	4,303	(24)	5,040	2,135
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 29, 2008	November 30, 2008
Current assets:
Accounts receivable, net	$4,579	$66
Current portion of TV program rights	1,551	—
Prepaid expenses	239	—
Other	173	841

Total current assets	6,542	907

Noncurrent assets:
Property and equipment, net	20,447	—
Intangibles, net	19,544	—
Other noncurrent assets	894	—

Total noncurrent assets	40,885	—

Total assets	$47,427	$907

Current liabilities:
Accounts payable and accrued expenses	$487	$1,118
Current portion of TV program rights	2,196	—
Accrued salaries and commissions	397	—
Deferred revenue	14	—
Other	113	—

Total current liabilities	3,207	1,118

Noncurrent liabilities:
TV program rights payable, net of current portion	912	—
Other noncurrent liabilities	222	—

Total noncurrent liabilities	1,134	—

Total liabilities	$4,341	$1,118

     In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt was required to be repaid as a result of the disposition of the Company’s remaining television asset.
Discontinued Operations — Tu Ciudad Los Angeles
     On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Operating expenses for the nine-month period ended November 30, 2008 include all shut-down related costs and are included in income from discontinued operations in the accompanying statements of operations. Tu Ciudad Los Angeles had historically been included in the publishing division. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2007	2008	2007	2008
Net revenues	$1,122	$—	$2,635	$818
Station operating expenses	1,365	5	3,977	2,604
Depreciation and amortization	12	—	35	22
Loss on disposal of assets	—	10	—	90
Loss before taxes	255	15	1,377	1,898
Benefit from income taxes	105	6	565	775
     Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 29, 2008	November 30, 2008
Current assets:
Accounts receivable, net	$414	$—
Prepaid expenses	205	—
Other	8	4

Total current assets	627	4

Noncurrent assets:
Property and equipment, net	169	—
Other noncurrent assets	18	17

Total noncurrent assets	187	17

Total assets	$814	$21

Current liabilities:
Accounts payable and accrued expenses	$88	$14
Accrued salaries and commissions	41	—
Deferred revenue	87	—
Other	18	3

Total current liabilities	234	17

Noncurrent liabilities:
Other noncurrent liabilities	27	—
Total noncurrent liabilities	27	—

Total liabilities	$261	$17

Reclassifications
     Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2008 presentation. The reclassifications have no impact on net income previously reported.
Note 2. Share Based Payments
Stock Option Awards
     The Company has granted options to purchase its common stock to employees and directors of the

Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. These options generally vest annually over three years (one-third each year for three years). The Company issues new shares upon the exercise of stock options.
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
          The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2007 and 2008:

	Nine Months Ended November 30,
	2007	2008
Risk-Free Interest Rate:	4.5%	2.8%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0
Expected Volatility:	47.5%	48.8%
     The following table presents a summary of the Company’s stock options outstanding at November 30, 2008, and stock option activity during the nine months ended November 30, 2008 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,600,063	$16.08
Granted	657,839	2.88
Exercised (1)	—	—
Forfeited	20,454	5.60
Expired	71,190	17.64

Outstanding, end of period	8,166,258	15.03
Exercisable, end of period	6,867,336	16.73	3.7	$—

(1)	The Company did not receive cash from option exercises in the nine-month period ended November 30, 2008. The Company did not record an income tax benefit related to option exercises during the nine—month period ended November 30, 2008.
     The weighted average grant date fair value of options granted during the nine months ended November 30, 2007 and 2008, was $4.24 and $1.42, respectively. The total intrinsic value of options exercised during the nine months ended November 30, 2007 and 2008, was $0 and $0, respectively.

     A summary of the Company’s nonvested options at November 30, 2008, and changes during the nine months ended November 30, 2008, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	1,114,164	$5.16
Granted	657,839	1.42
Vested	452,627	5.33
Forfeited	20,454	2.92

Nonvested, end of period	1,298,922	3.23
     There were 2.7 million shares available for future grants under the various option plans at November 30, 2008. The vesting date of outstanding options at November 30, 2008 range from February 2009 to July 2011, and expiration dates range from October 2009 to July 2018.
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
     The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2008, and restricted stock activity during the nine months ended November 30, 2008 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	626,049	$12.62
Granted	1,000,734	2.68
Vested (restriction lapsed)	937,512	6.15
Forfeited	39,233	5.74

Grants outstanding, end of period	650,038	7.07
     The total grant date fair value of shares vested during the nine months ended November 30, 2007 and 2008 was $3.2 million and $5.8 million, respectively.

Recognized Non-Cash Compensation Expense
     The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and nine months ended November 30, 2007 and 2008:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2007	2008	2007	2008
Station operating expenses	$569	$486	$2,310	$2,096
Corporate expenses	1,112	347	3,216	2,516

Stock-based compensation expense included in operating expenses	1,681	833	5,526	4,612
Tax benefit	(689)	(342)	(2,266)	(1,891)

Recognized stock-based compensation expense, net of tax	$992	$491	$3,260	$2,721

          As of November 30, 2008, there was $3.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.
Note 3. Intangible Assets and Goodwill
          Indefinite-lived Intangibles
          Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually, on December 1 of each year or on an interim basis if indicators of impairment are present.
          The carrying amounts of the Company’s FCC licenses were $801.3 million and $613.7 million as of February 29, 2008 and November 30, 2008, respectively. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year, but given current economic conditions and continued revenue declines in the radio broadcasting industry, the Company performed an interim impairment test as of October 1, 2008 in connection with the close of its quarter ended November 30, 2008. As a result of the interim impairment test, we recognized a noncash impairment loss of $187.6 million that reduced the carrying value of our FCC licenses in each of our domestic radio markets. The impairment loss mostly relates to lower than expected market revenues and expectations for slower revenue growth in the future. The required annual impairment tests may result in impairment charges in future periods.
          The Company uses a direct-method valuation approach known as the greenfield income valuation method when it performs its impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its units of accounting if the unit of accounting were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting was beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. For its radio stations, the Company has determined the unit of accounting to be all of its stations in a local market.

     Goodwill
     SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
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
     As of February 29, 2008 and November 30, 2008, the carrying amount of the Company’s goodwill was $81.3 million and $58.7 million, respectively. As of February 29, 2008, approximately $26.2 million and $55.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of November 30, 2008, approximately $6.5 million and $52.2 million of our goodwill was attributable to our radio and publishing divisions, respectively. As noted above, due to current economic conditions and revenue declines in the radio broadcasting industry, the Company performed an interim impairment test on its goodwill as of October 1, 2008 in connection with the close of its quarter ended November 30, 2008. As a result of the interim impairment test, we recognized a noncash impairment loss of $22.6 million that reduced the carrying value of our goodwill recorded at our Chicago, Austin and Bulgaria radio markets and at our Orange Coast publication. The impairment loss mostly relates to lower than expected market revenues and expectations for slower revenue growth in the future. The required annual impairment tests may result in impairment charges in future periods.
     Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks and customer list, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2008 and November 30, 2008:

		February 29, 2008			November 30, 2008
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	6.9	$43,475	$22,052	$21,423	$43,410	$25,999	$17,411
Trademarks	19.6	3,687	531	3,156	3,687	698	2,989
Customer List	4.0	1,162	169	993	1,162	387	775
Favorable Office Leases	6.4	688	501	187	688	597	91
Noncompete and Other	3.0	312	61	251	312	139	173

TOTAL		$49,324	$23,314	$26,010	$49,259	$27,820	$21,439

     Total amortization expense from definite-lived intangibles for the three-month periods ended November 30, 2007 and 2008, was $1.2 million and $1.6 million, respectively. Total amortization expense from definite-lived intangibles for the nine-month periods ended November 30, 2007 and 2008, was $3.2 million and $4.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2009	$6,121
2010	5,901
2011	4,119
2012	3,902
2013	3,778
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
     SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as on-going effectiveness assessments, in order to use hedge accounting under this standard. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-

management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.
     The Company has recorded the fair value of the $165 million notional Swap and the $100 million notional Swap as a liability of $5.9 million and $1.8 million, respectively, as of November 30, 2008. The fair values of the Swaps are estimated by obtaining quotations from the financial institutions that are counterparties to the Company’s Swap agreements. The fair value is an estimate of the net amount that the Company would be required to pay on November 30, 2008, if the agreements were transferred to other parties or cancelled by the Company.
Note 5. Fair Value Measurements
     As discussed in Note 1, in September 2006, the FASB issued SFAS No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting. Effective March 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. Pursuant to the provisions of FASB Staff Position No. FAS 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no adjustment to accumulated deficit as a result of our adoption of SFAS No. 157. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.
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
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2008. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2008
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$37,852	$—	$37,852
Available for sale securities	—	—	452	452

Total assets measured at fair value on a recurring basis	$—	$37,852	$452	$38,304

Interest rate cash flow hedge	—	7,652	—	7,652

Total liabilities measured at fair value on a recurring basis	$—	$7,652	$—	$7,652

Cash Equivalents — A majority of Emmis’ domestic cash equivalents are invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and are therefore considered a Level 2 input.
Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is valued at cost as this is management’s best estimate of fair value and is therefore considered a Level 3 input.
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
     The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

Available
For Sale
Securities
Balance as of February 29, 2008	$1,452
Purchases	250
Other than temporary impairment loss	(1,250)

Balance as of November 30, 2008	$452

          During the nine months ended November 30, 2008, Emmis determined that the entire amount of one of its available for sale securities consisting of preferred stock and warrants of a company that specializes in the development and distribution of mobile and on-line games was impaired and the impairment was other-than-temporary. As such, Emmis recorded an impairment loss of $1.3 million, which is included in other expenses in the accompanying condensed consolidated statements of operations.
Note 6. Pro Forma Financial Information
     Pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2007, assuming the acquisition (and related net borrowings) of Orange Coast Kommunications, Inc. (publisher of Orange Coast) and Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network) had occurred on the first day of the pro forma periods presented below.
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

	Three months	Nine months
	Ended November 30,	Ended November 30,
	2007	2007
	(Pro Forma)	(Pro Forma)
Net revenues	$90,742	$275,958

Loss from continuing operations	$(5,958)	$(3,615)

Loss available to common shareholders from continuing operations	$(8,204)	$(10,353)

Loss per share available to common shareholders from continuing operations:

Basic	$(0.23)	$(0.28)

Diluted	$(0.23)	$(0.28)

Weighted average shares outstanding:

Basic	35,558	36,885
Diluted	35,558	36,885
Note 7. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month and nine-month periods ended November 30, 2007 and 2008:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2007	2008	2007	2008
Net income (loss)	$104	$(123,411)	$14,471	$(118,733)
Change in fair value of derivatives	(2,034)	(2,705)	(2,087)	(43)
Translation adjustment	1,179	(3,589)	2,079	(53)

Total comprehensive income (loss)	$(751)	$(129,705)	$14,463	$(118,829)

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
     During the nine months ended November 30, 2007, the Company repurchased 2.2 million Class A common shares for $13.9 million (an average price of $6.23 per share). The Company did not make any share repurchases during the nine months ended November 30, 2008.
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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of November 30,
	2007	2008	2007	2008	2007	2008
Hungary	$4,252	$5,492	$14,326	$17,505	$4,597	$3,049

Slovakia	3,160	4,445	9,591	13,308	10,619	9,878

Bulgaria	941	953	2,627	3,142	6,225	11,737

Belgium	602	427	1,292	1,576	3,368	397

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 29, 2008, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended		Publishing
November 30, 2007	Radio	and Other	Corporate	Consolidated
Net revenues	$64,564	$26,027	$—	$90,591
Station operating expenses, excluding depreciation and amortization	44,536	20,709	—	65,245
Noncash contract termination fee	15,252	—	—	15,252
Corporate expenses, excluding depreciation and amortization	—	—	4,393	4,393
Depreciation and amortization	2,764	309	617	3,690
Gain on disposal of assets	(198)	—	—	(198)

Operating income (loss)	$2,210	$5,009	$(5,010)	$2,209

Assets — continuing operations	$989,217	$87,270	$42,072	$1,118,559
Assets — discontinued operations	—	1,318	55,583	56,901

Total assets	$989,217	$88,588	$97,655	$1,175,460

Three Months Ended		Publishing
November 30, 2008	Radio	and Other	Corporate	Consolidated
Net revenues	$62,280	$22,860	$—	$85,140
Station operating expenses, excluding depreciation and amortization	45,624	18,436	—	64,060
Corporate expenses, excluding depreciation and amortization	—	—	4,128	4,128
Depreciation and amortization	3,219	329	550	4,098
Gain on disposal of assets	—	—	(3)	(3)
Impairment Loss	207,314	2,851	—	210,165

Operating income (loss)	$(193,877)	$1,244	$(4,675)	$(197,308)

Assets — continuing operations	$763,819	$83,327	$71,773	$918,919
Assets — discontinued operations	—	21	907	928

Total assets	$763,819	$83,348	$72,680	$919,847

Nine Months Ended		Publishing
November 30, 2007	Radio	and Other	Corporate	Consolidated
Net revenues	$203,980	$68,760	$—	$272,740
Station operating expenses, excluding depreciation and amortization	142,026	57,590	—	199,616
Noncash contract termination fee	15,252	—	—	15,252
Corporate expenses, excluding depreciation and amortization	—	—	15,312	15,312
Depreciation and amortization	8,194	681	1,891	10,766
Gain on disposal of assets	(104)	—	—	(104)

Operating income (loss)	$38,612	$10,489	$(17,203)	$31,898

Assets — continuing operations	$989,217	$87,270	$42,072	$1,118,559
Assets — discontinued operations	—	1,318	55,583	56,901

Total assets	$989,217	$88,588	$97,655	$1,175,460

Nine Months Ended		Publishing
November 30, 2008	Radio	and Other	Corporate	Consolidated
Net revenues	$199,749	$65,641	$—	$265,390
Station operating expenses, excluding depreciation and amortization	137,664	58,031	—	195,695
Corporate expenses, excluding depreciation and amortization	—	—	14,422	14,422
Depreciation and amortization	9,500	926	1,658	12,084
Loss (gain) on disposal of assets	5	10	(3)	12
Impairment loss	207,314	2,851	—	210,165

Operating income (loss)	$(154,734)	$3,823	$(16,077)	$(166,988)

Assets — continuing operations	$763,819	$83,327	$71,773	$918,919
Assets — discontinued operations	—	21	907	928

Total assets	$763,819	$83,348	$72,680	$919,847

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
Note 11. Subsequent Events
     On December 1, 2008, Emmis exercised its early purchase option on its leased Gulfstream aircraft. Emmis paid $10.2 million in cash, net of a refundable deposit of $4.2 million, to AVN Air, LLC, the lessor of the aircraft. Emmis exercised the option in order to sell the aircraft and has engaged a broker to facilitate the sale.
     On December 9, 2008, Emmis entered into an agreement with two minority shareholders of Pleven + AD, a Bulgarian entity that operates Radio Fresh!, to purchase their outstanding shares of the entity for approximately 1.8 million euros (approximately $2.5 million at current exchange rates). This transaction is expected to close in the first calendar quarter of 2009 and will be funded by cash on hand at our international entities. The acquisition of these shares will increase our ownership interest in this entity to approximately 94%.

     On December 12, 2008, Emmis announced that it would not declare the January 15, 2009 quarterly dividend on its 6.25% Series A Cumulative Convertible Preferred Stock. Under the terms of the Preferred Stock, unpaid dividends accrue at the rate of 6.25% per annum, compounded quarterly. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six consecutive quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. As these dividends have not been declared, they have not been accrued in the accompanying condensed consolidated balance sheet. Payment of future dividends on the Preferred Stock will be determined by the Company’s Board of Directors.
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

GENERAL
     We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings either four times a year (for markets measured by diaries) or weekly (for markets measured by the Portable People Meter). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
     The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2007 and 2008. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	% of Total	2008	% of Total	2007	% of Total	2008	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$58,058	64.1%	$50,640	59.5%	$177,990	65.3%	$166,245	62.6%
National	16,543	18.3%	16,624	19.5%	46,271	17.0%	46,734	17.6%
Publication Sales	3,834	4.2%	3,813	4.5%	10,792	4.0%	10,538	4.0%
Non Traditional	5,186	5.7%	3,820	4.5%	17,769	6.5%	15,836	6.0%
Other	6,970	7.7%	10,243	12.0%	19,918	7.2%	26,037	9.8%

Total net revenues	$90,591		$85,140		$272,740		$265,390

     As previously mentioned, we derive more than 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2008, local sales, excluding political revenues, represented approximately 83% and 61% of our advertising revenues for our radio and publishing divisions, respectively. In the nine-month period ended November 30, 2007, local sales, excluding political revenues, represented approximately 85% and 58% of our advertising revenues for our radio and publishing divisions, respectively.
     No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 62% of the total advertising net revenues. Although the automotive industry, representing approximately 11% of net revenues, is the largest category for radio for the nine-month period ended November 30, 2008 , net revenues for the category are down 21% versus the same period of the prior year. For the three-month period ended November 30, 2008, the automotive category represented approximately 8% of net revenues, trailing the media category (television, cable and newspapers) which represented 10% of net revenues for the quarter.
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
KNOWN TRENDS AND UNCERTAINTIES
     Although the slowing United States economy has negatively impacted revenue growth for both our domestic radio stations and our publishing division, domestic radio revenue growth has been anemic for several years. Management believes this is principally the result of four factors unrelated to the slowing economy: (1) the emergence of new media, such as various media content distributed via the Internet and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) advertisers’ lack of confidence in the ratings of radio stations due to dated ratings-gathering methods, and (4) a lack of inventory and pricing discipline by radio operators.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York, Los Angeles and Chicago markets in October 2008 and is scheduled to begin for most of our other radio markets by September 2010. The Company continues to evaluate the impact the introduction of the PPM will have on our revenues in these markets.
     As discussed below, our reformatted stations in Los Angeles and New York continue to negatively impact their radio cluster’s performance in their respective markets. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues.
     Although our radio cluster in Los Angeles (consisting of two stations) exceeded the performance of the overall Los Angeles radio market during the nine-month period ended November, 2008, reformatted station KMVN-FM continues to temper our results. For the nine-month period ended November 30, 2008, our Los Angeles radio stations’ gross revenues were down 11.2% versus the same period in the prior year, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that Los Angeles radio market total gross revenues were down 12.1%. KMVN-FM lagged the market and its gross revenues were down 25.4%.

     Our radio cluster in New York trailed the performance of the overall New York radio market during the nine-month period ended November 30, 2008. For the nine-month period ended November 30, 2008, our New York radio stations’ gross revenues were down 14.4%, whereas the independent accounting firm Miller Kaplan reported that New York radio market total gross revenues were down 8.0% versus the same period of the prior year. The results of our New York radio stations were negatively impacted by our reformatted station, WRXP-FM, whose gross revenues were down 55.8%. Collectively, our other two stations in the New York radio market exceeded the performance of the overall New York radio market during the nine-month period ended November 30, 2008.
     As part of our business strategy, we continually evaluate potential acquisitions of international radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
ACCOUNTING PRONOUNCEMENTS
          In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, operations, and cash flows. SFAS No. 161 will not change the Company’s accounting related to its derivative instruments and hedging activities, but may change future disclosures. SFAS No. 161 is effective for us beginning December 1, 2008. We are currently assessing the potential impact on our disclosures.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively.  SFAS No. 160 is effective for us beginning March 1, 2009.  As of February 29, 2008, and November 30, 2008, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $53,290, respectively. These amounts will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity when SFAS No. 160 is adopted on March 1, 2009.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), which will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy.  SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that will closein our next fiscal year.
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
Impairment of Goodwill and Indefinite-lived Intangibles
     The annual (and interim when applicable) impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.
Allocations for Purchased Assets
     We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets.  As of November 30, 2008, we have recorded approximately $672.4 million in FCC licenses and goodwill, which represents 73.1% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by SFAS No. 142 (and interim when applicable) and charge to operations an impairment expense if the recorded value of these assets is more than their fair value.  We believe our estimate of the fair value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as these assets are significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.
Deferred Taxes and Effective Tax Rates
     We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize advisors in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related assets and liabilities.
Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million and $1.0 million accrued for employee healthcare claims as of February 29, 2008, and November 30, 2008, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers’ compensation claims, automotive liability losses and media liability claims.
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

Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2008, Compared to November 30, 2007
Net revenue pro forma reconciliation:
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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported net revenues
Radio	$64,564	$62,280	$(2,284)	-3.5%	$203,980	$199,749	$(4,231)	-2.1%
Publishing	26,027	22,860	(3,167)	-12.2%	68,760	65,641	(3,119)	-4.5%

Total	90,591	85,140	(5,451)	-6.0%	272,740	265,390	(7,350)	-2.7%

Plus: Net revenues from businesses acquired
Radio	151	—			444	—
Publishing	—	—			2,774	—

Total	151	—			3,218	—

Pro forma net revenues
Radio	64,715	62,280	(2,435)	-3.8%	204,424	199,749	(4,675)	-2.3%
Publishing	26,027	22,860	(3,167)	-12.2%	71,534	65,641	(5,893)	-8.2%

Total	$90,742	$85,140	$(5,602)	-6.2%	$275,958	$265,390	$(10,568)	-3.8%

     For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 6 to the accompanying condensed consolidated financial statements.
Net revenues:
     Radio net revenues decreased principally as a result of declining revenues in our domestic radio markets. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. For the three-month period ended November 30, 2008, revenues of our domestic radio stations as reported to Miller Kaplan were down 15.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 14.1%. For the nine-month period ended November, 2008, revenues of our domestic radio stations as reported to Miller Kaplan were down 11.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 8.5%. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. As of November 30, 2008, Emmis determined that it was probable that the guaranteed minimum amount of national sales for the year ended February 28, 2009 would not be attained. As such, the Company has accrued $3.0 million and $6.2 million for the shortfall as a reduction of agency commissions during the three-month and nine-month periods ended November 30, 2008, respectively. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the nine-month period ended November 30, 2008, our average unit rate for our domestic radio stations was down 11.3% and our number of units sold was up 0.7%. Revenue growth at our international radio stations has helped to offset weakness domestically. For the three-month and nine-month periods ended November 30, 2008, pro forma international radio net revenues were up 24.3% and 25.6%, respectively.

     On a pro forma basis (assuming Orange Coast had been purchased on March 1, 2007), publishing net revenues for the three-month and nine-month periods ended November 30, 2008, decreased $3.2 million, or 12.2%, and $5.9 million, or 8.2%. The decrease in publishing pro forma net revenue in both periods is principally attributable to the slowing economy that has diminished demand for advertising inventory at most of our city/regional publications.
     On a consolidated basis, pro forma net revenues for the three-month and nine-month periods ended November 30, 2008, decreased $5.6 million, or 6.2%, and $10.6 million, or 3.8%, due to the effect of the items described above.
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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(Dollars in thousands)				(Dollars in thousands)
Reported station operating expenses
Radio	$44,536	$45,624	$1,088	2.4%	$142,026	$137,664	$(4,362)	-3.1%
Publishing	20,709	18,436	(2,273)	-11.0%	57,590	58,031	441	0.8%

Total	65,245	64,060	(1,185)	-1.8%	199,616	195,695	(3,921)	-2.0%

Plus: Station operating expenses from acquisitions
Radio	206	—			351	—
Publishing	—	—			2,894	—

Total	206	—			3,245	—

Pro forma station operating expenses
Radio	44,742	45,624	882	2.0%	142,377	137,664	(4,713)	-3.3%
Publishing	20,709	18,436	(2,273)	-11.0%	60,484	58,031	(2,453)	-4.1%

Total	$65,451	$64,060	$(1,391)	-2.1%	$202,861	$195,695	$(7,166)	-3.5%

     For further disclosure of segment results, see Note 9 to the accompanying condensed consolidated financial statements. For additional pro forma financial information, see Note 6 to the accompanying condensed consolidated financial statements.
Station operating expenses, excluding depreciation and amortization expense:
     On a pro forma basis (assuming Inforadio had been purchased on March 1, 2007), radio station operating expenses, excluding depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2008 increased $0.9 million, or 2.0%, and decreased $4.7 million, or 3.3%, respectively. Radio station operating expenses, excluding depreciation and amortization expense increased in the three-month period ended November 30, 2008 principally due to higher sales-related costs at our international radio properties and continuing investment in Emmis Interactive principally due to headcount increases. Radio station operating expenses, excluding depreciation and amortization expense decreased in the nine-month periods ended November 30, 2008, principally due to lower expenses at KMVN-FM in Los Angeles. KMVN-FM’s station operating expenses, excluding depreciation and amortization expense decreased $5.9 million during the nine-month period ended November 30, 2008, as the station was engaged in an extensive marketing campaign in the prior year, which was not replicated in the current year.

     On a pro forma basis (assuming Orange Coast had been purchased on March 1, 2007), publishing operating expenses, excluding depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2008 decreased $2.3 million, or 11.0%, and $2.5 million, or 4.1%. Publishing operating expenses, excluding depreciation and amortization expense decreased in both periods primarily due to lower sales-related costs due to revenue declines coupled with an extensive cost management program that was initiated during our second fiscal quarter.
     On a consolidated basis, pro forma station operating expenses for the three–month and nine-month periods ended November 30, 2008, decreased $1.4 million, or 2.1%, and decreased $7.2 million, or 3.5%, respectively, due to the effect of the items described above.
Corporate expenses, excluding depreciation and amortization expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Corporate expenses	$4,393	$4,128	$(265)	(6.0)%	$15,312	$14,422	$(890)	(5.8)%
     Corporate expenses decreased due to lower health insurance costs as a result of favorable health claims experience and general insurance costs as compared to the same period of the prior year, coupled with continuing efforts to streamline our corporate services. These cost savings are partially offset by the resumption of regular salary payments to our CEO. Our CEO had voluntarily reduced his salary from $0.9 million to $1.00 for the year ended February 29, 2008.
Noncash contract termination fee:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Noncash contract termination fee:
Radio	$15,252	$—	$(15,252)	(100.0)%	$15,252	$—	$(15,252)	(100.0)%
Publishing	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—

Total noncash contract termination fee	$15,252	$—	$(15,252)	(100.0)%	$15,252	$—	$(15,252)	(100.0)%

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
Impairment loss:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2007	2008	$ Change	2007	2008	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$207,314	$207,314	$—	$207,314	$207,314
Publishing	—	2,851	2,851	—	2,851	2,851

Total impairment loss	$—	$210,165	$210,165	$—	$210,165	$210,165

     Due to the current economic conditions and continued revenue declines in the radio broadcasting industry, Emmis performed an interim impairment test on its definite-lived intangibles, indefinite-lived intangibles and goodwill in connection with the preparation of our financial statements for the period ended November 30, 2008. During the three-month and nine-month period ended November 30, 2008, Emmis recorded an impairment loss of $210.2 million as a result of the interim impairment test, $187.6 million of which related to the Company’s radio station FCC licenses, $19.7 million of which related to radio station goodwill and $2.9 million of which related to goodwill at one of our publications.
Depreciation and amortization:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,764	$3,219	$455	16.5%	$8,194	$9,500	$1,306	15.9%
Publishing	309	329	20	6.5%	681	926	245	36.0%
Corporate	617	550	(67)	(10.9)%	1,891	1,658	(233)	(12.3)%

Total depreciation and amortization	$3,690	$4,098	$408	11.1%	$10,766	$12,084	$1,318	12.2%

     Substantially all of the increase in radio depreciation and amortization expense for the three–month and nine-month periods ended November 30, 2008, is due to the depreciation of property and equipment and the amortization of intangibles of Infopress, which was acquired in December 2007.
     Substantially all of the increase in publishing depreciation and amortization expense for the nine-month period ended November  , 2008, is due to amortization of intangibles of Orange Coast, which was acquired in July 2007.
Operating income:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$2,210	$(193,877)	$(196,087)	(8872.7)%	$38,612	$(154,734)	$(193,346)	(500.7)%
Publishing	5,009	1,244	(3,765)	(75.2)%	10,489	3,823	(6,666)	(63.6)%
Corporate	(5,010)	(4,675)	335	(6.7)%	(17,203)	(16,077)	1,126	(6.5)%

Total operating income	$2,209	$(197,308)	$(199,517)	(9032.0)%	$31,898	$(166,988)	$(198,886)	(623.5)%

     In the three-month and nine-month periods ended November 30, 2008, radio operating income decreased due to the impairment loss, partially offset by the noncash contract termination fee incurred in the prior year as discussed above. Excluding the impairment loss and the noncash contract termination fee, radio operating income would have decreased by $4.0 million or 23.1% and $1.3 million or 2.4% for the three-month and nine-month periods ended November 30, 2008, respectively. The reduction in radio operating income for the three-month period ended November 30, 2008 is principally related to revenue declines in our domestic radio markets coupled with increased operating expenses at our international radio properties and Emmis Interactive, partially offset by increased international radio net revenues, as discussed above. The reduction in radio operating income for the nine-month period ended November 30, 2008 is principally related to revenue declines in our domestic radio markets, most of which was offset by increased international radio net revenues and reduced promotional spending at KMVN-FM in Los Angeles, as discussed above.
     In the three-month and nine-month periods ended November 30, 2008, publishing operating income decreased due to weak demand of advertising inventory at most of our city/regional publications which was partially offset by savings generated by an operating expense reduction plan initiated during our second fiscal quarter.

     In the three-month and nine-month periods ended November 30, 2008, corporate operating loss decreased due to lower general insurance and health insurance expense coupled with a continued focus on streamlining our corporate services. These savings are partially offset by the resumption of regular salary payments to our CEO as discussed above.
Interest expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$8,692	$6,732	$(1,960)	(22.5)%	$26,678	$20,353	$(6,325)	(23.7)%
     The decrease in interest expense is principally due to lower interest rates on our senior credit facility. The weighted average borrowing rate under our senior credit facility, including our interest rate exchange agreements, at November 30, 2007 and 2008 was 7.0% and 5.1%, respectively.
Other income (expense), net:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Other income (expense), net	$217	$751	$534	246.1%	$442	$(623)	$(1,065)	(241.0)%
     The change in other income (expense), net, for the nine-month period ended November 30, 2008 as compared to the same period of the prior year mostly relates to a $1.3 million impairment loss recognized in the current year on an investment that was deemed to be other-than-temporary. The change in other income (expense), net, for the three-month period ended November 30, 2008 as compared to the same period of the prior year mostly relates to foreign currency translation gains on U.S. dollar denominated cash deposits in Hungary and Slovakia.
Income (loss) before income taxes, minority interest and discontinued operations:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and discontinued operations	$(6,266)	$(203,289)	$(197,023)	3144.3%	$5,662	$(187,964)	$(193,626)	(3419.7)%
     The decrease in the three-month and nine-month periods ended November 30, 2008, is principally due the impairment loss as discussed above. Excluding the impairment loss and noncash contract termination fee in fiscal 2008, income before income taxes, minority interest and discontinued operations for the three-month period ended November 30, 2008 would have decreased $2.1 million or 23.5% due to lower radio and publishing operating income partially offset by lower interest expense. Excluding the impairment loss and noncash contract termination fee in fiscal 2008, income before income taxes, minority interest and discontinued operations for the nine-month period ended November 30, 2008 would have increased $1.3 million or 6.2% due to lower interest expense and lower corporate expenses, partially offset by lower radio and publishing operating income and higher other expense as discussed above.

Provision (benefit) for income taxes:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Provision (benefit) for income taxes	$(2,132)	$(80,780)	$(78,648)	3688.9%	$3,691	$(72,282)	$(75,973)	(2058.3)%
     The change in the provision (benefit) for income taxes in both the three-month and nine-month periods ended November 30, 2008 as compared to the same periods of the prior year relates to the benefit for income taxes recorded in conjunction with the impairment loss as discussed above. Excluding the benefit for income taxes related to the impairment loss, our effective tax rate for the nine-month period ended November 30, 2008 would have been approximately 54.4%. Our effective tax rates differ from our statutory rate of 41% due to our low income before income taxes in relation to other non-deductible items. Included in our provision for income taxes for the nine-month period ended November 30, 2008, is a discrete $1.2 million tax item, resulting from the vesting of restricted stock in which the book expense exceeded the related tax deduction. Excluding the benefit for income taxes related to the impairment loss, we expect our effective tax rate for the year ending February 28, 2009, to be approximately 57%.
Minority interest expense, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Minority interest expense, net of tax	$1,253	$846	$(407)	(32.5)%	$3,774	$4,171	$397	10.5%
     Our minority interest expense principally relates to the minority shareholders’ proportionate shares of income generated by our radio partnership in Austin, Texas (we own 50.1%), our radio station in Hungary (we own 59.5%), and our radio operations in Bulgaria (we own approximately 60%). Minority interest expense decreased in the three-month period ended November 30, 2008 as compared to the same period of the prior year mostly due to lower income generated from our Austin radio partnership. Minority interest expense increased in the nine-month period ended November 30, 2008 as compared to the same period of the prior year mostly due to due to higher income generated by our radio station in Hungary, partially offset by lower income generated from our Austin partnership.
Income (loss) from discontinued operations, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Income (loss) from discontinued operations, net of tax	$5,491	$(56)	$(5,547)	(101.0)%	$16,274	$1,120	$(15,154)	(93.1)%
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

     In June 2008, Emmis and its private insurer agreed to a full and final settlement of its insurance claim related to Hurricane Katrina. As a result, Emmis received $3.1 million during the nine months ended November 30, 2008, which is reflected as an increase to income from discontinued operations in our condensed consolidated statements of operations.
Net income (loss):

	Three Months Ended November 30,				Nine Months Ended November 30,
	2007	2008	$ Change	% Change	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net income (loss):	$104	$(123,411)	$(123,515)	N/M	$14,471	$(118,733)	$(133,204)	(920.5)%
     The change from net income to net loss in the three-month and nine-month periods ended November 30, 2008 is principally attributable to the impairment loss recognized during the three-month period ended November 30, 2008.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, funding acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt. We also have used capital to repurchase our common stock. On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. We did not repurchase any Class A common stock or Preferred Stock during the nine-month period ended November 30, 2008 and will not be able to do so while dividends on our Preferred Stock remain in arrears. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
     At November 30, 2008, we had cash and cash equivalents of $63.6 million and net working capital of $103.6 million. At February 29, 2008, we had cash and cash equivalents of $19.5 million and net working capital of $52.8 million. Cash and cash equivalents held at various European banking institutions at November 30, 2008, and February 29, 2008 was $24.0 million and $14.5 million, respectively. Our ability to access our share of these international cash balances (net of minority interests) is limited by country-specific statutory requirements. As of November 30, 2008 and February 29, 2008, we had $37.9 million and $3.3 million, respectively, of our domestic cash invested in an institutional money market fund. During the nine-month period ended November 30, 2008, working capital increased $50.8 million. The increase in net working capital primarily relates to higher cash on hand as the result of the sale of WVUE-TV, the receipt of $3.1 million of WVUE-TV insurance proceeds and minimal use of cash for investing and financing purposes.
     The Company has entered into two separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.
     Emmis has instituted a TV Proceeds Quarterly Bonus Program (the “Program”) under which the Company pays quarterly bonuses to certain employees to offset salary reductions by the Company’s wholly-owned, direct subsidiary, Emmis Operating Company, and certain of its subsidiaries (collectively, “OpCo”). All of our executive officers are participating in the Program. Effective September 1, 2008, OpCo reduced to approximately $15,000 the salaries of certain of its most highly compensated employees in order to increase defined consolidated operating cash flow under OpCo’s Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 2, 2006 (the “Credit Agreement”). Under the Program, the Company will pay the employees affected by the salary reduction quarterly bonuses in amounts equivalent to the forgone salary. The bonus will be paid at the beginning of each fiscal quarter either (i) in cash out of the net proceeds from the sale of WVUE-TV if certain performance targets from a prior quarter are met, or (ii) in shares of the Company’s Class A Common Stock under the Company’s 2004 Equity Compensation Plan if the performance targets are not met. The bonuses will likely be paid in cash because the quarterly performance target will be met if the Company’s actual station operating income exceeds 50% of projected station operating income for such quarter, as established during the beginning of the quarter. The Program is distinct from the previously disclosed discretionary television sale bonuses to executive officers and certain other employees that the Compensation Committee may address now that all of sixteen of our television stations have been sold. During the three-month and nine-month periods ended November 30, 2008, we paid approximately $4.3 million of bonuses in cash out of the net proceeds from the sale of WVUE-TV. An equivalent amount of salary was forgone by employees during the three-month and nine month periods ended November 30, 2008.
     On December 1, 2008, Emmis exercised its early purchase option on its leased Gulfstream aircraft. Emmis paid $10.2 million in cash, net of a refundable deposit of $4.2 million, to AVN Air, LLC, the lessor of the aircraft. Emmis exercised the option in order to sell the aircraft and has engaged a broker to facilitate the sale.
Operating Activities
     Cash flows provided by operating activities were $39.8 million for the nine-month period ended November 30, 2008 versus $35.9 million in the same period of the prior year. The increase in cash flows provided by operating activities was mainly attributable to a net decrease in working capital requirements, primarily due to a $10.1 million decrease in working capital requirements for accounts receivable. Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
Investing Activities
     Cash flows provided by investing activities were $34.6 million for the nine-month period ended November 30, 2008, versus $40.8 million in the same period of the prior year. During the nine-month period ended November 30, 2007, the Company completed the sale of KGMB-TV and KMTV-TV for $50.0 million in cash, received proceeds of $6.0 million in connection with the payoff of its KHON-TV real estate note receivable and completed its acquisition of Orange Coast for $6.5 million in cash. During the nine-month period ended November 30, 2008, the Company completed the sale of WVUE-TV for $41.0 million in cash. Investing activities generally include capital expenditures and business acquisitions and dispositions.
     In the nine-month periods ended November 30, 2007 and 2008, we had capital expenditures of $3.9 million and $4.1 million, respectively. We expect capital expenditures related to continuing operations to be approximately $6.0 million in the current fiscal year, compared to $6.8 million in fiscal 2008. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

Financing Activities
     Cash flows used in financing activities were $30.7 million for the nine-month period ended November 30, 2008, versus $73.7 million in the same period of the prior year. Cash flows used in financing activities in the nine-month period ended November 30, 2008, primarily relate to the $16.3 million of net repayments of debt under our senior credit facility, $6.7 million used to pay preferred stock dividends and $7.0 million used to pay cash dividends and distributions to minority interest shareholders. Cash used in financing activities for the nine-month period ended November 30, 2007, primarily relate to the $49.2 million of net repayments of debt under our senior credit facility, $13.9 million used to repurchase shares of our Class A common stock, $6.7 million used to pay preferred stock dividends and $3.3 million used to pay cash distributions to minority interest shareholders. Our financing activities for the nine-month period ended November 30, 2008, were funded by cash generated by operating activities. Our financing activities for the nine-month period ended November 30, 2007 were funded by cash generated by operating activities, the receipt of $50.0 million of proceeds resulting from the consummation of our sales of KGMB-TV and KMTV-TV and the receipt of a $6.0 million note receivable in connection with the sale of KHON-TV.
     As of November 30, 2008, Emmis had $422.4 million of borrowings under its senior credit facility ($4.2 million current and $418.2 million long-term), $3.3 million of other indebtedness ($1.2 million current and $2.1 million long-term) and $143.8 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2008, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.1%.
     The debt service requirements of Emmis over the next 12 month period (excluding interest under our credit facility) are expected to be $5.6 million. This amount is comprised of $4.4 million for repayment of term notes under our credit facility and $1.2 million related to foreign broadcasting license obligations. Although interest will be paid under the credit facility at least every three months, the amount of interest is not presently determinable given that the credit facility bears interest at variable rates.
     The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis made its October 15, 2008 preferred stock dividend payment, but recently announced it does not expect to declare its January 15, 2009 preferred stock dividend. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six consecutive quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. Payment of future preferred stock dividends are at the discretion of the Company’s Board of Directors.
     At January 5, 2009, we had $142.8 million available for additional borrowing under our credit facility, which is net of $2.2 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios, including leverage, interest coverage and fixed charge coverage as specifically defined. Emmis was in compliance with these covenants at November 30, 2008. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.

Intangibles
          Approximately 75% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, trademarks and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to February 2013.  We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect our foreign licenses to be renewed, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses.
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
Quantitative and Qualitative Disclosures About Market Risk
          On March 28, 2007, Emmis entered into an interest rate exchange agreement that fixed the underlying three-month LIBOR at 4.795%. The notional amount of the interest rate exchange agreement totaled $165.0 million, and the agreement expires on March 27, 2010. On March 28, 2008, Emmis entered into an additional interest rate exchange agreement that fixed the underlying three-month LIBOR at 2.964%. The notional amount of the additional interest rate exchange agreement totaled $100.0 million, and the agreement expires on March 27, 2011. Based on amounts outstanding at November 30, 2008, (including the interest rate exchange agreements in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $1.6 million.
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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2008, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended November 30, 2008, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There were, however, elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases related to elections by employees to withhold shares of stock upon vesting of restricted stock during the three months ended November 30, 2008:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
September 1, 2008 - September 30, 2008	89	$2.16	—	$36,150,565
October 1, 2008 - October 31, 2008	1,152	$0.68	—	$36,150,565
November 1, 2008 - November 30, 2008	—	$—	—	$36,150,565

	1,241		—

Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation.*

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 9, 2009	By: /s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer