Form 10-Q/A
period 2008-11-30
EMMIS COMMUNICATIONS CORP
filed 2009-01-12
CIK 783005

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

Emmis Communications Corporation
FORM 10-Q/A
Amendment No. 1
EXPLANATORY NOTE
     This amendment on Form 10-Q/A is being filed to revise Part I — Financial Information, Item 1 — Financial Statements of the Quarterly Report on Form 10-Q for the quarter ended November 30, 2008 that was filed on January 9, 2009 (“the Report”) solely to correct certain typographical errors related to earnings per share on the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2008		November 30, 2008
	As originally filed	Revised	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A	on Form 10-Q	on Form 10-Q/A
Basic net income (loss) per share available to common shareholders:
Continuing operations	$(3.51)	$(3.45)	$(3.55)	$(3.49)
Discontinued operations, net of tax	—	—	0.03	0.03

Net income available to common shareholders	$(3.51)	$(3.45)	$(3.52)	$(3.46)

Basic weighted average common shares outstanding	36,388	36,388	36,276	36,276

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$(3.51)	$(3.45)	$(3.55)	$(3.49)
Discontinued operations, net of tax	—	—	0.03	0.03

Net income available to common shareholders	$(3.51)	$(3.45)	$(3.52)	$(3.46)

Diluted weighted average common shares outstanding	36,388	36,388	36,276	36,276
     This amendment to the Report does not alter any part of the content of the Report, except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. For the convenience of the reader, we have corrected the typographical errors as noted above and resubmitted the Form 10-Q for the quarterly period ended November 30, 2008 in its entirety.

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

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2008	2007	2008
Basic net income (loss) per share available to common shareholders:
Continuing operations	$(0.21)	$(3.45)	$(0.23)	$(3.49)
Discontinued operations, net of tax	0.15	—	0.44	0.03

Net income available to common shareholders	$(0.06)	$(3.45)	$0.21	$(3.46)

Basic weighted average common shares outstanding	35,558	36,388	36,885	36,276

Diluted net income (loss) per share available to common shareholders:
Continuing operations	$(0.21)	$(3.45)	$(0.23)	$(3.49)
Discontinued operations, net of tax	0.15	—	0.44	0.03

Net income available to common shareholders	$(0.06)	$(3.45)	$0.21	$(3.46)

Diluted weighted average common shares outstanding	35,558	36,388	36,885	36,276
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

EMMIS COMMUNICATIONS CORPORATION

Date: January 12, 2009	By: /s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer