Form 10-K
period 2009-02-28
EMMIS COMMUNICATIONS CORP
filed 2009-05-14
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2009

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $66,730,000.
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 1, 2009, was:

31,971,743	Class A Common Shares, $.01 par value
4,956,305	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2009 Annual Meeting expected to be filed within 120 days	Part III

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
     Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors.”
     The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS.
GENERAL
     We are a diversified media company, principally focused on radio broadcasting. We operate the 8th largest publicly traded radio portfolio in the United States based on total listeners. As of February 28, 2009, we own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN.
     In addition to our domestic radio properties, we operate an international radio business and publish several city and regional magazines. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, a national radio network in Slovakia, three national radio networks in Bulgaria and have a 59.5% interest in a national radio station in Hungary. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. We also engage in various businesses ancillary to our broadcasting business, such as website design and development, consulting, broadcast tower leasing and operating a news information radio network in Indiana.
BUSINESS STRATEGY
     We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in related businesses. Our strategy is focused on the following operating principles:
Develop unique and compelling content and strong local brands
     Most of our established local media brands have achieved and sustained a leading position in their respective market segments over many years. Knowledge of local markets and consistently producing unique and compelling content that meets the needs of our target audiences are critical to our success. As such, we make substantial investments in areas such as market research, data analysis and creative talent to ensure that our content remains relevant, has a meaningful impact on the communities we serve and reinforces the core brand image of each respective property.
Extend the reach and relevance of our local brands through digital platforms
     In recent years, we have placed substantial emphasis on enhancing the distribution of our content through digital platforms, such as the internet and mobile phones. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to consume and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.
Deliver results to advertisers
     Competition for advertising revenue is intense and becoming more so. To remain competitive, we focus on sustaining and growing our audiences, optimizing our pricing strategy and developing innovative marketing programs for our clients that allow them to interact with our audiences in more direct and measurable ways. These programs often include elements such as on-air endorsements, events, contests, special promotions, internet advertising, email marketing, text messaging and online video. Our ability to deploy multi-touchpoint marketing programs allows us to deliver a stronger return-on-investment for our clients while simultaneously generating ancillary revenue streams for our media properties.
Extend sales efforts into new market segments
     Given the competitive pressures in many of our “traditional” advertising categories, we are expanding our network of advertiser relationships into new and emerging advertising categories where we believe our capabilities can address clients’ under-served needs. The early return on these efforts has been encouraging and we plan to shift additional resources toward these efforts over time.

Enhance the efficiency of our operations
     We believe it is essential that we operate our businesses as efficiently as possible. In recent years, we have undertaken a series of aggressive restructurings and cost cuts, and we continue to seek additional opportunities to streamline our operations.
Establish additional platforms for long-term growth and value creation
     While our primary focus is on near-term performance improvement, we also believe it is important to make sensible investments in longer-term growth opportunities. For example, Emmis Interactive Inc., one of our subsidiaries, was formed last year to market to other broadcasters and publishers the leading-edge internet technology platform and digital media sales expertise that had been developed in-house at Emmis Radio. To date, the company has signed up approximately 100 third-party media properties as clients and continues to grow rapidly. Our International Radio division has also been a strong source of profitable growth for the company over the past few years and we continue to search for opportunities to strengthen our existing clusters and expand the geographic footprint of our operations.

     RADIO STATIONS
     In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing in Radio 2008 (4th Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the Fall 2008 Arbitron Survey or, in the case of our Los Angeles, New York and Chicago radio stations, based on the March 2009 Portable People MeterTM (PPMTM) results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons over age 12 listening to a particular station during specified time periods by the average number of such persons for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY		STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC		AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET		SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	2		3.4
KMVN-FM [1]		Rhythmic/Pop Contemporary	25-54	18		2.0

New York, NY	2
WRKS-FM		Classic Soul/Today’s R&B	25-54	6	t	3.9
WQHT-FM		Hip-Hop	18-34	2		3.1
WRXP-FM		Adult Album Alternative	25-54	17	t	1.3

Chicago, IL	3
WLUP-FM		Classic Rock	25-54	8		2.4
WKQX-FM		Alternative Rock	18-34	16		1.5

St. Louis, MO	22
KPNT-FM		Alternative Rock	18-34	3		3.3
KSHE-FM		Album Oriented Rock	25-54	2		4.8
KIHT-FM		Classic Hits	25-54	7	t	3.4
KFTK-FM		Talk	25-54	12		3.3

Austin, TX	34
KLBJ-AM		News/Talk	25-54	3		7.1
KDHT-FM		Hip-Hop	18-34	1		4.2
KBPA-FM		Adult Hits	25-54	1		5.1
KLBJ-FM		Album Oriented Rock	25-54	2		4.4
KGSR-FM		Adult Album Alternative	25-54	14		2.2
KROX-FM		Alternative Rock	18-34	7	t	2.6

Indianapolis, IN	36
WFNI-AM		Sports Talk	25-54	18	t	1.2
WYXB-FM		Soft Adult Contemporary	25-54	7		4.7
WLHK-FM		Country	25-54	10		3.5
WIBC-FM		News/Talk	35-64	4	t	8.0

Terre Haute, IN	226
WTHI-FM		Country	25-54	1		24.2
WWVR-FM		Classic Rock	25-54	3		6.3

[1]	On April 3, 2009, we entered into a Local Marketing and Programming Agreement and a Put and Call Agreement with Grupo Radio Centro, LA, LLC. The station now runs spanish language programming.
     In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, own national radio networks in Slovakia and Bulgaria and have a 59.5% interest in a national radio station in Hungary. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.
PUBLISHING OPERATIONS
     We publish the following magazines:

Monthly
Paid & Verified
Circulation(a)
Regional Magazines:
Texas Monthly	302,000
Los Angeles	154,000
Atlanta	69,000
Orange Coast	46,000
Indianapolis Monthly	43,000
Cincinnati	43,000

Specialty Magazines (b):
Country Sampler	347,000
Country Business	25,000

(a)	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2008)

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
COMMUNITY INVOLVEMENT
     We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our stations and magazines participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, Big Brothers/Big Sisters, Coalition for the Homeless, Indiana Black Expo, the Children’s Wish Fund, the National Multiple Sclerosis Foundation and Special Olympics. Several years ago, the National Association of Broadcasters Education Foundation honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named.
INDUSTRY INVOLVEMENT
     We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, and as founding members of the Radio Operators Caucus and Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” Our management and on-air personalities have won numerous industry awards.
COMPETITION
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
ADVERTISING SALES
     Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2009, approximately 21% of our total advertising revenues were derived from national sales, and 79% were derived from local and regional sales. For the year ended February 28, 2009, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (82%) than our publishing entities (64%).
EMPLOYEES
     As of February 28, 2009, Emmis had approximately 1,015 full-time employees and approximately 355 part-time employees. Approximately 80 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
     LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of February 28, 2009:

						Height Above
						Average
				Expiration Date		Terrain (in	Power (in
Radio Market	Stations	City of License	Frequency	of License[1]	FCC Class	feet)	Kilowatts)
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2013	B	3035	25
	KMVN-FM	Los Angeles, CA	93.9	December 2013	B	3009	18.5

New York, NY	WRXP-FM	New York, NY	101.9	June 2014	B	1355	6.2
	WQHT-FM	New York, NY	97.1	June 2014	B	1339	6.7
	WRKS-FM	New York, NY	98.7	June 2014	B	1362	6

Chicago, IL	WKQX-FM	Chicago, IL	101.1	December 2004 [2]	B	1394	5.7
	WLUP-FM	Chicago, IL	97.9	December 2012	B	1394	4

St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2013	C1	561	100
	KIHT-FM	St. Louis, MO	96.3	February 2013	C1	1027	80
	KPNT-FM	St. Genevieve, MO	105.7	February 2005 [2]	C	1375	100
	KSHE-FM	Crestwood, MO	94.7	February 2013	C0	1027	100

Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2013	C0	1257	100
	KDHT-FM	Cedar Park, TX	93.3	August 2013	C	1926	100
	KGSR-FM	Bastrop, TX	107.1	August 2013	C2	499	49
	KLBJ-AM	Austin, TX	590	August 2013	B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2013	C	1050	97
	KROX-FM	Buda, TX	101.5	August 2013	C2	843	12.5

Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2012	B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2012	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2004 [2]	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2012	B	492	50

Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2012	B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2012	A	295	3.3

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

[2]	Renewal application is pending.
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
     Petitions to deny have been filed against the renewal applications for WKQX and KPNT and remain pending. An informal objection was filed against the renewal applications of the Company’s Indiana radio stations and was rejected by the FCC, and the licenses of all the Indiana radio stations except WIBC were renewed. A petition was filed with the FCC seeking reconsideration of grant of those license renewals, and was rejected. However, an application for review of the decision denying reconsideration was subsequently filed, and remains pending. See “PROGRAMMING AND OPERATION.”
     REVIEW OF OWNERSHIP RESTRICTIONS. The 1996 Act required the FCC to review all of its broadcast ownership rules every two years and to repeal or modify any of its rules that are no longer “necessary in the public interest.” Pursuant to subsequently adopted congressional appropriations legislation, these reviews now must be conducted once every four years.
     In June of 2003, the FCC modified several of its regulations governing the ownership of radio stations in local markets. In June of 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the FCC’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. In December of 2007, the FCC adopted a decision pursuant to the remand ordered by the Court of Appeals. The FCC relaxed its long-standing prohibition on common ownership of a television or radio station and daily newspaper in the same market, allowing such ownership under limited circumstances. The FCC, however, largely left intact its other pre-2003 ownership rules, including those limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a given local market. The FCC’s decision has been appealed by a number of broadcasters (not including the Company) and by a number of “public interest” groups. The appeals have been consolidated in the Third Circuit and remain pending. Several other “public interest” groups also jointly filed a petition for reconsideration of the December 2007 decision with the FCC, and that petition similarly remains pending. We cannot predict whether such appeals or the reconsideration proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
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

     For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. On April 3, 2009, Emmis entered into an LMA for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM starts on April 15, 2009 and will continue for up to 7 years. The LMA fee is $7 million per year. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming for broadcast.
     Although the FCC’s June 2003 decision did not change the numerical caps under the local radio rule, the FCC adjusted the rule by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer commits to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations, we would have to either sell the cluster to a buyer meeting the requirements described above or “spin off” one FM station to a separate buyer.
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
For purposes of this rule, the FCC counts as “voices” commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and no more than one cable operator. The FCC will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a “failed station.”
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
     ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. An LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.
     ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria in order to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the FCC’s rules where the broadcasting company and such a stockholder, officer or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:
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
     ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors, including compliance with the various rules limiting common ownership of media properties, the “character” of the assignee or transferee and those persons holding attributable interests therein and compliance with the Communications Act’s limitations on alien ownership as well as other statutory and regulatory requirements. When evaluating an assignment or transfer of control application, the FCC is prohibited from considering whether the public interest might be served by an assignment of the broadcast license or transfer of control of the licensee to a party other than the assignee or transferee specified in the application.
     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the “public interest.” Beginning in the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness.
     Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement action by the FCC. The agency has engaged in more aggressive enforcement of its indecency regulations than has generally been the case in the past. In addition to imposing more stringent fines, the FCC has indicated that it may begin license revocation procedures for “serious” violations of the indecency law. Furthermore, in June of 2006, Congress passed legislation that increased the per-violation maximum fine tenfold, from $32,500 to $325,000.
     In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the Company adopted a compliance plan intended to avoid future indecency violations, (ii) the Company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the Company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the Company based on allegedly indecent broadcasts, and agreed not to use against the Company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the Company’s qualifications to hold FCC licenses. The Consent Decree was subsequently upheld by a federal court of appeals. Petitions have been filed against the license renewal applications of stations WKQX and KPNT, and an informal objection was filed against the license renewals of the Company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. The petitions against WKQX and KPNT remain pending. The objections against the Indiana license renewals were rejected by the FCC, as was a petition for reconsideration of the grant of those applications, but an application for review of that FCC action is pending. Subsequent to the approval of the Consent Decree, the Company has received letters of inquiry from the FCC alleging additional violations of indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
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
     ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a new low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November of 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. In addition, the FCC has proposed to reduce interference protection to FM stations from LPFM stations operating on certain adjacent frequencies. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.
     The FCC also has authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. In July of 2008, the two original SDARS companies—Sirius Satellite Radio, Inc. and XM Satellite Radio Holdings, Inc.—merged into a new company called Sirius XM, which currently provides nationwide programming service. Sirius XM also offers channels that provide local traffic and weather information for major cities. We cannot predict the impact of SDARS or of the merger of Sirius and XM on our radio stations’ listenership.
     In October of 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March of 2005, the FCC announced that pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. (The FCC subsequently imposed such a requirement on television stations in November of 2007, which is the subject of a pending appeal.) In September of 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.
     In May of 2007, the Copyright Royalty Board (“CRB”) published royalty rates and terms for non-interactive Internet streaming of sound recordings for 2006-2010. The new rates apply to all services that stream sound recordings on the Internet, including radio stations that simulcast their broadcast programming over the Internet. The new rates represent a substantial increase from the previous rates. The rates increase from 0.08 cents per-listener per-song in 2006 to 0.19 cents per-listener per-song in 2010. Several parties, including certain commercial broadcasters, appealed the CRB decision to the United States Court of Appeals for the D.C. Circuit. Oral argument in the D.C. Circuit appeal was held on March 19, 2009, and the case remains pending. In February of 2009, however, the National Association of Broadcasters and SoundExchange, the entity that represents the recording industry and receives royalty payments from webcasters, negotiated a settlement that resulted in the withdrawal of all commercial broadcasters from the D.C. Circuit appeal. Under the settlement, a commercial broadcaster may elect the settlement rates in lieu of the CRB rates. Emmis has elected to participate in the National Association of Broadcasters settlement with SoundExchange. Among other things, the settlement sets rates for 2006-2015, with rates increasing from 0.08 cents per-listener per-song in 2006 to 0.25 cents per-listener per-song in 2015. Notwithstanding the settlement and the withdrawal of commercial broadcasters from the D.C. Circuit appeal, it is possible that the court’s decision could result in rates lower than those set by the May 2007 CRB decision or the settlement. In that situation, a commercial broadcaster that had opted to pay under the CRB rates (but, under the terms of the settlement, not the settlement rates) might be able to obtain the benefit of the lower rates resulting from the appeal. Further, legislation that could provide relief for many webcasters has been proposed in Congress, although its prospects for passage are unclear.
     Legislation has also been introduced that would require terrestrial radio broadcasters to pay performance royalties to performers, ending a long-standing copyright law exception. Bills introduced in both houses would direct the CRB to establish payment rates for the royalties, likely based on a percentage of gross revenue of the broadcaster (with some very limited exceptions). The prospects for passage of one of these measures are uncertain, although a hearing was held on the House bill in March of 2009 and the sponsors of the bills have called for quick Congressional action. The Obama Administration, however, has yet to take a formal position on either of the measures.
     In December of 2007, the FCC initiated a proceeding to consider imposing requirements intended to promote broadcasters’ service to their local communities, including (i) requiring stations to establish a “community advisory board,” (ii) reinstating a requirement that a station’s main studio be in its community of license and (iii) imposing local programming “guidelines” that, if not met, would result in additional scrutiny of a station’s license renewal application. While many broadcasters have opposed these proposals, we cannot predict how the FCC will resolve the issue.
     Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:
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
REGULATION OF BROADCASTING IN OTHER COUNTRIES
     Each of our broadcast properties outside the United States also operate pursuant to licenses granted by a government regulator comparable to the FCC. The following table sets forth the regulator, the city or country of license and the license expiration date for each of our international radio properties:

Property	Country	Regulator	Expiration
Slager Radio	Hungary	Hungarian National Radio and Television Board	November 2009
Radio Expres	Slovakia	Council for Broadcasting and Retransmission	February 2013
BeOne	Belgium	Flemish Regulator for Media	December 2012
Radio FM+	Bulgaria	The Council for Electronic Media	February 2013
Radio Fresh	Bulgaria	The Council for Electronic Media	February 2013
Star FM	Bulgaria	The Council for Electronic Media	January 2013
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

	Year Ended Febraury 28 (29),
	2007	2008	2009
	(amounts in thousands)
Net Revenues:
Domestic	$324,395	$316,895	$285,878
International	32,368	41,164	47,995

Total	$356,763	$358,059	$333,873

	As of February 28 (29),
	2007	2008	2009
	(amounts in thousands)
Noncurrent Assets:
Domestic	$985,402	$953,025	$594,034
International	27,261	31,079	15,831

Total	$1,012,663	$984,104	$609,865

ITEM 1A. RISK FACTORS.
     The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business and future results of the Company. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to our Business
The global economic crisis has affected our business and we cannot predict its future impact.
     Our revenues continue to be impacted by economic trends that have caused a general downturn in the advertising sector. The capital and credit markets have been experiencing unprecedented volatility and disruption. The markets have produced downward pressure on stock prices and credit capacity for many companies, including us. If economic trends continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material to our business, financial condition, results of operations and our ability to access capital. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.
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
     We routinely conduct market research to review the competitive position of our stations in their respective markets. If we determine that a station could improve its operating performance by serving a different demographic within its market, we may change the format of that station. Our competitors may respond to our actions by more aggressive promotions of their stations or by replacing the format we vacate, limiting our options if we do not achieve expected results with our new format.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. Our New York, Los Angeles and Chicago market ratings are being measured by the PPMTM. In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. PPMTM based ratings are scheduled to be introduced in all of our other markets, other than Terre Haute which will remain a diary ratings market, by Spring 2010.
     Because of the competitive factors we face and the introduction of the PPMTM, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.
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
     The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services have been developed or introduced in the recent years include:
-	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

-	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

-	personal digital audio devices (e.g., audio via Wi-Fi, mobile phones, iPods®, iPhones®, WiMAX, the Internet and MP3 players);

-	in-band on-channel digital radio (i.e., HD digital radio), which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

-	low-power FM radio, which could result in additional FM radio broadcast outlets.
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
     The radio broadcasting industry is subject to extensive and changing regulation. The Communications Act and FCC rules and policies require FCC approval for transfers of control and assignments of FCC licenses. The filing of petitions or complaints against FCC licensees could result in the FCC delaying the grant of, or refusing to grant, its consent to the assignment of licenses to or from an FCC licensee or the transfer of control of an FCC licensee. In certain circumstances, the Communications Act and FCC rules and policies will operate to impose limitations on alien ownership and voting of our common stock. There can be no assurance that there will be no changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which changes could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of radio and other media properties.

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
     Recently, the Company reduced salaries of most employees in a cost reduction effort. Most of our employees with employment agreements voluntarily participated in the salary reduction. These salary reductions may make it more difficult to retain our key employees.
Future operation of our business may require significant additional capital.
     The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009 (the “Credit Agreement”) and proceeds from future issuances of debt and equity, both public and private. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.
Our current and future operations are subject to certain risks that are unique to operating in a foreign country.
     We currently have several international operations, including operations in Hungary, Slovakia, Belgium and Bulgaria. Therefore, we are exposed to risks inherent in international business operations. The risks of doing business in foreign countries include the following:
-	changing regulatory or taxation policies, including changes in tax policies that have been proposed by the Obama Administration related to foreign earnings;

-	currency exchange risks;

-	changes in diplomatic relations or hostility from local populations;

-	seizure of our property by the government or restrictions on our ability to transfer our property or earnings out of the foreign country;

-	potential instability of foreign governments, which might result in losses against which we are not insured; and

-	difficulty of enforcing agreements and collecting receivables through some foreign legal systems.
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
We have incurred losses over the past two years and we may incur future losses.
     We have reported net losses in our consolidated statement of operations over the past two years as a result of recording non-cash write-downs of our FCC licenses and goodwill. In fiscal 2009, we recorded impairments related to our FCC licenses and goodwill of $362.8 million. As of February 28, 2009, our FCC licenses and goodwill comprise 71% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.
Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.
     We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort included documenting and testing our internal controls. As of February 28, 2009, we did not identify any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. In future years, there are no assurances that we will not have material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.
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
     We have a significant amount of indebtedness. At February 28, 2009, our total indebtedness was $422.4 million, and our shareholders’ deficit was $28.6 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
-	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

-	increase our vulnerability to generally adverse economic and industry conditions;

-	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

-	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

-	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

-	place us at a competitive disadvantage compared to our competitors that have less debt; and

-	limit, along with the financial and other restrictive covenants in our Credit Agreement, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our businesses.
A continued worsening of the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.
     Based on our most recent projections, we believe the Company can meet its liquidity needs and maintain compliance through February 28, 2010 with financial covenants in our Credit Agreement, including: (1) Consolidated Total Funded Debt to Consolidated Operating Cash Flow (each as defined in our Credit Agreement) of 6 times; and (2) Consolidated Operating Cash Flow to Consolidated Fixed Charges (each as defined in our Credit Agreement) of 1.25 times. However, if our revenues are significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our Credit Agreement would become increasingly difficult without remedial measures. Such measures may include further operating cost and capital expenditure reductions and additional de-leveraging actions. If these measures are unsuccessful, we would attempt to negotiate less restrictive covenants through an amendment or waivers of covenant compliance with our lenders, which could result in higher interest costs, additional fees and reduced borrowing capacity. If the Company cannot maintain compliance with its debt covenants, there is no assurance we would be able to negotiate amendment relief or waivers of covenant compliance with our lenders. Failure to comply with our debt covenants and failure to negotiate a favorable amendment or waivers of covenant compliance could result in the acceleration of the maturity of all our outstanding debt, which would have a material adverse effect on the Company. The Consolidated Total Funded Debt to Consolidated Operating Cash Flow ratio required by the Credit Agreement changes to 5.5 times on May 31, 2010, 5 times on February 28, 2011, 4.5 times on November 30, 2011 and 4 times for all periods after May 31, 2012. The Company has projected compliance through February 28, 2010. Projections beyond fiscal 2010 are too speculative to assess future compliance for such years.
The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.
     Our Credit Agreement imposes significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments.
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
Our corporate debt rating was recently downgraded, and we could suffer further downgrades.
     On a continuing basis, credit rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”) evaluate our debt. On April 27, 2009 Moody’s downgraded our corporate family rating to Caa2 from Caa1 and reiterated its rating outlook as negative. The ratings downgrade reflected concerns regarding continued internal operating challenges at our New York and Los Angeles stations and belief that our credit metrics will likely deteriorate in the face of a further slowdown in the economy. On April 14, 2009, S&P downgraded our corporate family rating to CCC+ from B+ and said its rating outlook is negative. S&P cited concerns regarding our ability to comply with financial covenants in our Credit Agreement in light of weak operating performance and the potential for a covenant violation in fiscal 2010 if trends do not improve. Our Credit Agreement does not require that we maintain a minimum credit rating, so actions such as these by the credit rating agencies do not necessarily have an immediate impact on our cost of debt or liquidity. However, a lower credit rating may translate to higher borrowing costs in the future if we were to further amend or refinance our Credit Agreement.
Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of investors.
     As of April 30, 2009, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 70.5% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
Our common stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) Global Select Market.
     Our common stock is currently listed on the NASDAQ under the symbol “EMMS.” We may not be able to meet the continued listing requirements of the NASDAQ, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. The NASDAQ has temporarily suspended the minimum closing price and minimum market capitalization requirements through July 20, 2009. If we are unable to satisfy the requirements of the NASDAQ for continued listing, our common stock would be subject to delisting. A delisting of our common stock from the NASDAQ could negatively impact us by, among other things, reducing the liquidity and market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
     The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites that contain lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $58.0 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders in the fourth quarter ended February 28, 2009.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 28,	ELECTED
NAME	POSITION	2009	OFFICER
Richard F. Cummings	Radio Division President	59	1984
Michael Levitan	Executive Vice President of Human Resources	51	2002
Gary A. Thoe	Publishing Division President	52	1998
Paul W. Fiddick	International Division President	59	2002
     Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.
     Richard F. Cummings was the Program Director of our first radio station in Indianapolis from 1981 to March 1984, when he became the National Program Director and a Vice President of Emmis. He became Executive Vice President of Programming in 1988 and became Radio Division President in December 2001. Subsequent to the end of the Company’s fiscal year, on March 1, 2009, Mr. Cummings became President — Radio Programming.
     Michael Levitan was the Senior Vice President of Human Resources from September 2000 to March 2004 when he became the Executive Vice President of Human Resources. Prior to joining Emmis, Mr. Levitan served as Director of Human Resources for Apple Computer and as Executive Director of Organizational Effectiveness and Assistant to the President of Cummins Engine. Subsequent to the end of the Company’s fiscal year, on March 13, 2009, Mr. Levitan resigned from the Company.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION FOR OUR COMMON STOCK
     Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the NASDAQ under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock.
     The following table sets forth the high and low bid prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2007	10.86	7.63
August 2007	10.27	5.28
November 2007	7.02	3.64
February 2008	4.64	2.02

May 2008	3.74	2.62
August 2008	3.24	1.49
November 2008	2.50	0.25
February 2009	0.65	0.27
HOLDERS
     At May 1, 2009, there were 5,987 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
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
SHARE REPURCHASES
     During the three-month period ended February 28, 2009, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There were, however, elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases related to elections by employees to withhold shares of stock upon vesting of restricted stock during the three months ended February 28, 2009:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
December 1, 2008 – December 31, 2008	—	$—	—	$36,150,565
January 1, 2009 – January 31, 2009	339	$0.35	—	$36,150,565
February 1, 2009 – February 28, 2009	—	$—	—	$36,150,565

	339		—

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
     The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Class A common stock with the cumulative total return of the Nasdaq Stock Market Index, and the cumulative total return of an index of certain peer radio broadcasting companies with which the Company competes from February 29, 2004, to the fiscal year ended February 28, 2009. The peer group index is comprised of Cox Radio, Inc., Entercom Communications Corp., and Radio One, Inc. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each index on February 29, 2004 and that all dividends were reinvested.

	Feb 2004	Feb 2005	Feb 2006	Feb 2007	Feb 2008	Feb 2009
Emmis	$100	$74	$65	$49	$28	$1
Nasdaq Stock Market (U.S.)	$100	$101	$112	$119	$112	$68
Radio Peer Group	$100	$74	$58	$59	$29	$9

ITEM 6. SELECTED FINANCIAL DATA
Emmis Communications Corporation
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
	(in thousands, except per share data)
	2005	2006	2007	2008	2009
OPERATING DATA:
Net revenues	$344,008	$375,363	$356,763	$358,059	$333,873
Station operating expenses excluding depreciation and amortization expense	223,020	248,181	251,608	266,698	257,071
Corporate expenses excluding depreciation and and amortization expense	32,915	33,966	28,176	20,883	18,503
Depreciation and amortization	15,585	17,025	13,267	14,389	14,338
Impairment losses (1)	—	35,681	—	21,225	373,408
Contract termination fee (2)	—	—	—	15,252	—
Restructuring charge	—	—	—	—	4,208
(Gain) loss on disposal of fixed assets	795	94	4	(104)	14
Operating income (loss)	71,693	40,416	63,708	19,716	(333,669)
Interest expense	39,690	70,586	43,160	34,837	25,551
Loss on debt extinguishment (3)	97,248	6,952	13,435	—	—
Other income (loss), net	2,196	3,040	(22)	—	173

Income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	(63,049)	(34,082)	7,091	(15,121)	(359,047)
Loss from continuing operations	(66,015)	(22,764)	(1,126)	(17,908)	(275,051)
Discontinued operations (4)	64,864	380,819	114,708	16,558	67
Net income (loss) (5)	(304,151)	358,055	113,582	(1,350)	(274,984)
Net income (loss) available to common shareholders	(313,135)	349,071	104,598	(10,334)	(283,917)

Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$(1.34)	$(0.74)	$(0.27)	$(0.74)	$(7.81)
Discontinued operations	1.16	8.88	3.08	0.46	—
Cumulative effect of accounting change	(5.40)	—	—	—	—

Net income (loss) available to common shareholders	$(5.58)	$8.14	$2.81	$(0.28)	$(7.81)

Diluted:
Continuing operations	$(1.34)	$(0.74)	$(0.27)	$(0.74)	$(7.81)
Discontinued operations	1.16	8.88	3.08	0.46	—
Cumulative effect of accounting change	(5.40)	—	—	—	—

Net income (loss) available to common shareholders	$(5.58)	$8.14	$2.81	$(0.28)	$(7.81)

Cash dividends declared per common share	$—	$—	$4.00	$—	$—

Weighted average common shares outstanding:
Basic	56,129	42,876	37,265	36,551	36,374
Diluted	56,129	42,876	37,265	36,551	36,374

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2005	2006	2007	2008	2009
BALANCE SHEET DATA:
Cash (6)	$16,054	$140,822	$20,747	$19,498	$49,731
Working capital	52,101	34,742	60,469	52,773	71,382
Net intangible assets (7)	943,084	916,904	916,518	908,584	537,873
Total assets	1,823,035	1,512,701	1,207,904	1,139,740	739,211
Long-term credit facility, senior subordinated debt, senior discount notes and liquidation preference of preferred stock until reclassification to mezzanine	1,317,558	808,174	494,587	434,306	417,141
Shareholders’ equity (deficit)	453,157	272,578	238,045	243,628	(28,572)

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2005	2006	2007	2008	2009
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$125,969	$75,798	$33,089	$51,714	$46,523
Investing activities	54,542	859,843	309,224	33,606	17,701
Financing activities	(185,131)	(809,967)	(463,815)	(88,214)	(33,277)
Capital expenditures	10,069	12,020	5,258	6,743	20,627
Cash paid for taxes	286	5,045	6,866	4,010	4,484

(1)	The impairment loss in the fiscal years ended February 28, 2006, February 29, 2008 and February 28, 2009 primarily resulted from either our interim and annual SFAS No. 142 reviews.

(2)	On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. and entered into a new agreement with Katz Communications, Inc. extending through March 2018. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz.

(3)	The loss on debt extinguishment in the fiscal years ended February 28, 2006 and 2007 relates to the write-off of deferred debt fees associated with early debt extinguishments. Loss on debt extinguishment in the fiscal year ended February 28, 2005 relates to the write-off of deferred debt fees and redemption premiums paid for the early retirement of outstanding debt obligations.

(4)	The gain from discontinued operations in the fiscal year ended February 28, 2005 principally relates to the gain on the exchange of three radio stations in Phoenix for a radio station in Chicago, which totaled $33.6 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2006 principally relates to the gain on sale on our television stations, which totaled $367.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2007 principally relates to the gains recorded on our sale of WKCF-TV, WBPG-TV, WRDA-FM and KKFR-FM, which totaled $110.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 29, 2008 principally relates to the gain recorded on our sale of KGMB-TV, which totaled $10.1 million, net of tax.

(5)	In addition to the items described above, the net loss in the fiscal year ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of Emerging Issues Task Force (EITF) Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

(6)	The February 28, 2006 balance includes $121.4 million of cash received from television station asset sales used to redeem senior floating rate notes and senior discount notes in March 2006.

(7)	Excludes intangibles of a radio station in St. Louis sold in May 2006, a radio station in Phoenix sold in July 2006, our television division sold at various dates during the five years ended February 28, 2009, Emmis Books and Tu Ciudad Los Angeles, both of which ceased operations during the year ended February 28, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
GENERAL
     The following discussion pertains to Emmis Communications Corporation and its subsidiaries (collectively, “Emmis” or the “Company”).
     We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings weekly for markets measured by the Portable People MeterTM and four times a year for markets measured by diaries. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

	Year ended February 28 (29),
	2007	% of Total	2008	% of Total	2009	% of Total

Net revenues:
Local	$232,509	65.2%	$233,086	65.1%	$210,076	62.9%
National	64,943	18.2%	62,083	17.3%	57,753	17.3%
Publication Sales	13,340	3.7%	14,220	4.0%	14,006	4.2%
Non Traditional	22,191	6.2%	21,591	6.0%	18,973	5.7%
Other	23,780	6.7%	27,079	7.6%	33,065	9.9%

Total net revenues	$356,763		$358,059		$333,873

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

KNOWN TRENDS AND UNCERTAINTIES
     Although the slowing global economy has negatively impacted advertising revenues for a wide variety of media businesses, domestic radio revenue growth has been challenged for several years. Management believes this is principally the result of four factors unrelated to the slowing economy: (1) the emergence of new media, such as various media content distributed via the Internet and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) advertisers’ lack of confidence in the ratings of radio stations due to dated ratings-gathering methods, and (4) a lack of inventory and pricing discipline by radio operators.
     The radio industry has begun several initiatives to address these issues, most notable of which is the rollout of HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. To make the rollout of HD Radio more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together to coordinate the programming on secondary channels in each radio market to ensure a more diverse consumer offering and to accelerate the rollout of HD Radio receivers, particularly in automobiles. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party will use to transmit location-based data to hand-held and in-car navigation devices. We currently utilize HD Radio digital technology on most of our FM stations. It is unclear what impact HD Radio will have on the markets in which we operate.
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPMTM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York, Los Angeles and Chicago markets in October 2008 and is scheduled to begin for most of our other radio markets by September 2010. In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. The Company continues to evaluate the impact PPMTM will have on our revenues in these markets.
     As discussed below, our reformatted stations in Los Angeles and New York have negatively impacted their radio cluster’s performance in their respective markets. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues.
     Although our radio cluster in Los Angeles (consisting of two stations) exceeded the performance of the overall Los Angeles radio market during the year ended February 28, 2009, reformatted station KMVN-FM tempered our results. For the year ended February 28, 2009, our Los Angeles radio stations’ gross revenues were down 14.8% versus the same period in the prior year, whereas the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”) reported that Los Angeles radio market total gross revenues were down 15.9%. KMVN-FM lagged the market and its gross revenues were down 22.1% for the year. Subsequent to our fiscal year end, we entered into a Local Programming and Marketing Agreement with a subsidiary of Grupo Radio Centro, S.A.B. de C.V. (“GRC”), under which GRC will pay Emmis $7 million dollars per year (and reimburse certain expenses) in exchange for the right to provide Emmis with programming for KMVN-FM for up to seven years. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the LMA, Emmis has the right to require GRC to purchase the station for the same amount.
     Our radio cluster in New York trailed the performance of the overall New York radio market during the year ended February 28, 2009. For the year ended February 28, 2009, our New York radio stations’ gross revenues were down 18.9%, whereas the independent accounting firm Miller Kaplan reported that New York radio market total gross revenues were down 11.5% versus the same period of the prior year. The results of our New York radio stations were negatively impacted by our reformatted station, WRXP-FM, whose gross revenues were down 60.4%. A radio station that was a primary competitor to WRXP-FM recently changed its format and no longer competes directly with WRXP. We are hopeful this development will help WRXP grow its audience and revenue share in fiscal 2010. Collectively, our other two stations in the New York radio market exceeded the performance of the overall New York radio market during the year ended February 28, 2009.

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
     Impairment of Goodwill and Indefinite-lived Intangibles
          The annual impairment tests (and when indicators of impairment are present, the interim impairment tests) for goodwill and indefinite-lived intangibles under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.
     Allocations for Purchased Assets
          We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2009, we have recorded approximately $526.2 million in FCC licenses and goodwill, which represents 71% of our total assets. In assessing the recoverability of these assets, we conduct impairment testing required by SFAS No. 142 at least annually and charge to operations an impairment expense if the recorded value of these assets is more than their fair value. In fiscal 2009, we recorded a noncash impairment loss of $304.6 million related to radio FCC licenses and $58.3 million related to goodwill ($18.2 million related to domestic radio goodwill, $8.2 million related to international radio goodwill and $31.9 related to publishing division goodwill). We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.
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
     Insurance Claims and Loss Reserves
          The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.4 million and $0.9 million accrued for employee healthcare claims as of February 29, 2008 and February 28, 2009, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers compensation, employment liability, automotive liability and media liability claims.

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
ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
     During the three-year period ended February 28, 2009, we acquired Orange Coast and two Bulgarian radio networks for an aggregate cash purchase price of $16.7 million. We also disposed of five television stations and two domestic radio stations, collectively receiving gross cash proceeds of $409.0 million. A recap of the material transactions completed during the three years ended February 28, 2009 is summarized hereafter. These transactions impact the comparability of operating results year over year.
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
     On December 17, 2007, Emmis completed its acquisition of 100% of the shares of Infopress & Company OOD for $8.8 million in cash. Infopress & Company OOD operates Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria. Consistent with our other foreign subsidiaries, Inforadio reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The operating results of Inforadio from December 17, 2007 through December 31, 2007 are included in the accompanying consolidated statements of operations.
     On July 25, 2007, Emmis completed its acquisition of Orange Coast Kommunications, Inc., publisher of Orange Coast, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld at the original closing, but was subsequently paid in April 2008. Orange Coast fits Emmis’ niche of publishing quality city and regional magazines. Orange Coast serves the affluent area of Orange County, CA, and may also provide synergies with our other magazine in southern California, Los Angeles. The operating results of Orange Coast from July 25, 2007 are included in the accompanying consolidated statements of operations.
     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co, Inc. for $40.0 million in cash. Emmis recorded a gain on sale of $10.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statement of operations.
     On March 27, 2007, Emmis closed on its sale of KMTV-TV in Omaha, NE to Journal Communications, Inc. (Journal) and received $10.0 million in cash. Journal had been operating KMTV-TV under a Local Programming and Marketing Agreement since December 5, 2005.
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
RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 29, 2008 COMPARED TO YEAR ENDED FEBRUARY 28, 2009
Net revenue pro forma reconciliation:
     Since March 1, 2007, we have acquired Orange Coast and a national radio network in Bulgaria. The results of our television division, Tu Ciudad Los Angeles publication and Emmis Books have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2008	2009	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$266,120	$250,883	$(15,237)	-5.7%
Publishing	91,939	82,990	(8,949)	-9.7%

Total	358,059	333,873	(24,186)	-6.8%

Plus: Net revenues from stations acquired
Radio	604	—
Publishing	2,774	—

Total	3,378	—

Pro forma net revenues
Radio	266,724	250,883	(15,841)	-5.9%
Publishing	94,713	82,990	(11,723)	-12.4%

Total	$361,437	$333,873	$(27,564)	-7.6%

     For further disclosure of segment results, see Note 16 to the accompanying consolidated financial statements. For additional pro forma results, see Note 11 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2009.

Net revenues discussion:
     Radio net revenues decreased principally as a result of weak advertising demand in all of our domestic radio markets. On a pro forma basis (assuming the purchase of the radio network in Bulgaria had occurred on the first day of the pro forma periods presented above), radio net revenues for the year ended February 28, 2009 decreased $15.8 million, or 5.9%. We typically monitor the performance of our domestic radio stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenue basis and exclude revenues from barter arrangements. For the year ended February 28, 2009, revenues of our domestic radio stations were down 14.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 11.6%. We underperformed the markets in which we operate principally due to the continuing challenge of our reformatted stations in our Los Angeles and New York markets. Excluding WRXP-FM in New York and KMVN-FM in Los Angeles, revenues for our domestic radio markets would have been down 11.2%. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues.
     Market weakness and our stations’ weakness has led us to discount our rates charged to advertisers. In fiscal 2009, our average unit rate was down 14.7% and our number of units sold was down 0.5%. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. Actual national sales, as defined by the representation agreement, were approximately $10.2 million lower than the guaranteed minimum amount of national sales and the national representation firm has paid the shortfall to Emmis. As such, Emmis recognized $10.2 million of additional net revenues for the year ended February 28, 2009. Emmis recognized $3.7 million of additional net revenues related to the national representation firm’s shortfall during the year ended February 29, 2008. Our agreement with our national representation firm does not contain guarantees for any period after the year ended February 28, 2009.
     Revenue growth of our international radio stations has helped to partially offset weakness domestically. On a pro forma basis for the year ended February 28, 2009, international net revenues were up $6.2 million or 14.9%. The revenue growth internationally was mostly concentrated at our Hungary and Slovakia radio stations.
     Publishing net revenues decreased principally due to the slowing economy during the latter half of calendar 2008 and the first two months of calendar 2009 that diminished demand for advertising inventory at all of our city/regional publications.
     On a consolidated basis, pro forma net revenues for the year ended February 28, 2009 decreased $27.6 million, or 7.6%, due to the effect of the items described above.
Station operating expenses excluding depreciation and amortization expense pro forma reconciliation:
     Since March 1, 2007, we have acquired Orange Coast and a national radio network in Bulgaria. The results of our television division, Tu Ciudad Los Angeles publication and Emmis Books have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2008	2009	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses excluding depreciation and amortization expense
Radio	$188,440	$180,749	$(7,691)	-4.1%
Publishing	78,258	76,322	(1,936)	-2.5%

Total	266,698	257,071	(9,627)	-3.6%

Plus: Station operating expenses excluding depreciation and amortization expense from stations acquired:
Radio	567	—
Publishing	2,894	—

Total	3,461	—

Pro forma station operating expenses excluding depreciation and amortization expense
Radio	189,007	180,749	(8,258)	-4.4%
Publishing	81,152	76,322	(4,830)	-6.0%

Total	$270,159	$257,071	$(13,088)	-4.8%

     For further disclosure of segment results, see Note 16 to the accompanying consolidated financial statements. For additional pro forma results, see Note 11 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2009.
Station operating expenses excluding depreciation and amortization expense discussion:
     Radio station operating expenses, excluding depreciation and amortization expense decreased principally due to lower expenses at KMVN-FM in Los Angeles. KMVN-FM’s station operating expenses, excluding depreciation and amortization expense decreased $6.3 million during the year ended February 28, 2009, as the station was engaged in an extensive marketing campaign in the prior year, which was not replicated in the current year. Radio operating expenses also decreased as variable sales related costs were down in line with the decrease in revenues.
     Publishing operating expenses decreased due to lower variable sales related costs coupled with extensive cost reduction activities that were initiated during our quarter ended August 31, 2008.
     On a consolidated basis, pro forma station operating expenses excluding depreciation and amortization expense decreased $13.1 million, or 4.8%, due to the effect of the items described above.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$20,883	$18,503	$(2,380)	(11.4)%

     Corporate expenses decreased due to our continuing efforts to streamline our corporate services coupled with lower health insurance costs as a result of favorable health claims experience and general insurance costs as compared to the same period of the prior year. These cost savings are partially offset by the resumption of regular salary payments to our CEO. Our CEO voluntarily reduced his salary from $0.9 million to one dollar for the year ended February 29, 2008.
Depreciation and amortization:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$10,947	$10,955	$8	0.1%
Publishing	971	1,231	260	26.8%
Corporate	2,471	2,152	(319)	(12.9)%

Total depreciation and amortization	$14,389	$14,338	$(51)	(0.4)%

     The increase in publishing depreciation and amortization mostly relates to our acquisition of Orange Coast in July 2007. The decrease in corporate depreciation and amortization mostly relates to assets that are fully depreciated but have not yet been replaced.
Impairment loss:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss	$21,225	$373,408	$352,183	1,659.3%
     In connection with our fiscal 2008 annual impairment review, we recognized a noncash impairment loss of $21.2 million ($18.0 million related to our FCC licenses in St. Louis and Terre Haute and $3.2 million related to our international broadcasting licenses in Belgium). In connection with our fiscal 2009 annual and interim impairment reviews, we recognized a noncash impairment loss of $373.4 million ($322.7 million related to domestic radio indefinite-lived intangibles, $8.2 million related to international radio goodwill, $2.8 million related to other foreign long-lived assets, $31.9 million related to publishing division goodwill, $0.5 million related to publishing division definite-lived intangibles and $7.3 million related to our corporate aircraft).
Restructuring charge:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Restructuring charge	$—	$4,208	$4,208	N/A
     In response to the deteriorating economic environment and the decline in domestic advertising revenues previously discussed, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan which was recognized as of February 28, 2009 as the terminations were probable and the amount was reasonably estimable. Employees terminated also received one-time enhanced severance of $3.4 million that will be recognized in the fiscal year ended February 28, 2010 as the enhanced plan was not finalized and communicated until March 5, 2009.
Contract termination fee:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Contract termination fee	$15,252	$—	$(15,252)	(100.0)%
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
Operating income (loss):

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$30,360	$(276,102)	$(306,462)	(1,009.4)%
Publishing	12,710	(27,585)	(40,295)	(317.0)%
Corporate	(23,354)	(29,982)	(6,628)	28.4%

Total operating income	$19,716	$(333,669)	$(353,385)	(1,792.4)%

     Radio operating income decreased principally due to the $333.7 million noncash impairment loss attributable to the radio division recognized during the year ended February 28, 2009 as compared to the $21.2 million noncash impairment charge recognized during the prior year. Also, operating expense reductions mostly related to lower operating expenses, excluding depreciation and amortization, of KMVN-FM and the absence of the $15.3 million contract termination fee in fiscal 2008 were partially offset by revenue declines of $15.2 million. As discussed above, the net revenue growth of our domestic stations trailed the revenue growth of the markets in which we operate.
     Publishing operating income decreased mostly due to the $32.4 million noncash impairment loss ($31.9 million related to goodwill and $0.5 million related to other definite-lived intangibles) and a decrease in net revenues of $8.9 million, both of which are partially offset by lower operating expenses of $1.9 million mostly related to lower variable sales-related expenses.
     On a consolidated basis, excluding the noncash impairment charge in both years, the noncash contract termination fee in the prior year and the restructuring charge in the current year, operating income decreased $12.2 million, or 21.8%, principally due to the decrease in radio and publishing revenues, as discussed above. Weak demand for radio and print advertising will continue to present challenges for the Company in fiscal 2010.

Interest expense:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$34,837	$25,551	$(9,286)	(26.7)%
     The decrease in interest expense is principally due to lower interest rates on our Credit Agreement. The weighted average borrowing rate under our Credit Agreement, including our interest rate exchange agreements, at February 29, 2008 and February 28, 2009 was 6.8% and 4.8%, respectively.
Loss before income taxes, minority interest and discontinued operations:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Loss before income taxes, minority interest and discontinued operations	$(15,121)	$(359,047)	$(343,926)	2,274.5%
Loss before income taxes, minority interest and discontinued operations decreased by $344.0 million principally due to the items discussed above, most notably the $373.4 million noncash impairment loss.
Minority interest expense, net of tax:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$5,230	$5,316	$86	1.6%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%) and our radio station in Hungary (we own 59.5%).
Income from discontinued operations, net of tax:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$16,558	$67	$(16,491)	(99.6)%
     Our television division, Tu Ciudad Los Angeles and Emmis Books have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28 (29),
	2008	2009
Income (loss) from operations:
Television	$13,300	$5,007
Tu Ciudad Los Angeles	(2,137)	(1,890)
Emmis Books	(15)	(103)

Total	11,148	3,014
Less: Provision for income taxes	4,680	2,367

Income from operations, net of tax	6,468	647

Gain (loss) on sale of discontinued operations:
Television	18,237	(1,017)
Less: Provision (benefit) for income taxes	8,147	(437)

Gain (loss) on sale of discontinued operations, net of tax	10,090	(580)

Income from discontinued operations, net of tax	$16,558	$67

     For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments.
     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company received $3.6 million of business interruption proceeds during the year ended February 29, 2008. The Company received $3.1 million as final settlement of all Katrina-related insurance claims during the year ended February 28, 2009. The insurance proceeds are classified as income from discontinued operations in the accompanying statements of operations.
Benefit for income taxes:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Benefit for income taxes	$(2,443)	$(89,312)	$(86,869)	3,555.8%
     The increase in the benefit for income taxes was primarily due to the increase in pre-tax losses for the year ended February 28, 2009, mostly attributable to indefinite-lived asset impairment charges recorded during the year. Our benefit for income taxes for the year ended February 28, 2009 was partially offset by the recording of a full valuation allowance for most of the Company’s deferred tax assets, including its net operating loss carryforwards. The current year tax benefit and offsetting valuation allowances resulted in an effective tax rate for the years February 29, 2008 and February 28, 2009 of 16.2% and 24.9%, respectively.
Net loss:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Net loss	$(1,350)	$(274,984)	$(273,634)	20,269.2%
     The increase in net loss for the year ended February 28, 2009 is primarily attributable to the noncash impairment loss recorded during the year ended February 28, 2009, partially offset by additional tax benefits recorded in connection with the impairment loss.

YEAR ENDED FEBRUARY 28, 2007 COMPARED TO YEAR ENDED FEBRUARY 29, 2008
Net revenue pro forma reconciliation:
     Since March 1, 2006, we have acquired Orange Coast, a national radio network in Bulgaria and a controlling interest in another national radio network in Bulgaria. The results of our television division, radio station sold in Phoenix, Tu Ciudad Los Angeles and Emmis Books been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2007	2008	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$271,929	$266,120	$(5,809)	-2.1%
Publishing	84,834	91,939	7,105	8.4%

Total	356,763	358,059	1,296	0.4%

Plus: Net revenues from stations acquired
Radio	1,806	604
Publishing	5,540	2,774

Total	7,346	3,378

Pro forma net revenues
Radio	273,735	266,724	(7,011)	-2.6%
Publishing	90,374	94,713	4,339	4.8%

Total	$364,109	$361,437	$(2,672)	-0.7%

     For further disclosure of segment results, see Note 16 to the accompanying consolidated financial statements. For additional pro forma results, see Note 11 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 29, 2008.
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
     Publishing net revenues increased mostly due to the introduction of two new wedding guides by Atlanta. Also, Los Angeles advertising sales performance contributed to the division’s net revenue growth, with the apparel, home furnishings, real estate and travel categories fueling growth during the year.
     On a consolidated basis, pro forma net revenues for the year ended February 29, 2008 decreased $2.7 million, or 0.7%, due to the effect of the items described above.
Station operating expenses excluding depreciation and amortization expense pro forma reconciliation:
     Since March 1, 2006, we have acquired Orange Coast and a national radio network in Bulgaria and a controlling interest in another national radio network in Bulgaria. The results of our television division, radio station sold in Phoenix, Tu Ciudad Los Angeles and Emmis Books have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2007	2008	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses excluding depreciation and amortization expense
Radio	$178,940	$188,440	$9,500	5.3%
Publishing	72,668	78,258	5,590	7.7%

Total	251,608	266,698	15,090	6.0%

Plus: Station operating expenses excluding depreciation and amortization expense from stations acquired:
Radio	1,081	567
Publishing	5,467	2,894

Total	6,548	3,461

Pro forma station operating expenses excluding depreciation and amortization expense
Radio	180,021	189,007	8,986	5.0%
Publishing	78,135	81,152	3,017	3.9%

Total	$258,156	$270,159	$12,003	4.6%

     For further disclosure of segment results, see Note 16 to the accompanying consolidated financial statements. For additional pro forma results, see Note 11 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 29, 2008.

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
     On a consolidated basis, pro forma station operating expenses excluding depreciation and amortization expense increased $12.0 million, or 4.6%, due to the effect of the items described above.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$28,176	$20,883	$(7,293)	(25.9)%
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
Depreciation and amortization:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$9,988	$10,947	$959	9.6%
Publishing	626	971	345	55.1%
Corporate	2,653	2,471	(182)	(6.9)%

Total depreciation and amortization	$13,267	$14,389	$1,122	8.5%

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
Operating income (loss):

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$82,997	$30,360	$(52,637)	(63.4)%
Publishing	11,540	12,710	1,170	10.1%
Corporate	(30,829)	(23,354)	7,475	(24.2)%

Total operating income	$63,708	$19,716	$(43,992)	(69.1)%

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
     Publishing operating income increased mostly due to higher net revenues at our Los Angeles and Atlanta publications as discussed above, partially offset by higher sales-related costs.

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
     The decrease in interest expense is due to reduced levels of borrowings under the Company’s Credit Agreement as a result of the application of proceeds from the sale of assets, coupled with lower interest rates. No interest expense was allocated to discontinued operations in fiscal 2007 or fiscal 2008.
Loss on debt extinguishment:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(13,435)	$—	$(13,435)	(100.0)%
     The loss on debt extinguishment for the year ended February 28, 2007 includes losses recognized in the following transactions: (i) the redemption at 106.25% of par of the remaining $1.4 million outstanding of 12.5% senior discount notes, (ii) the redemption of the remaining $120.0 million of senior floating rate notes, (iii) repayments on the former credit facility that permanently reduced availability under the facility, (iv) the redemption of the $375.0 million 6 7/8% Senior Subordinated Notes at par plus accrued and unpaid interest and (v) the amendment and restatement of the Credit Agreement. No loss on debt extinguishment was recorded for the year ended February 29, 2008.
Income (loss) before income taxes, minority interest and discontinued operations:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) before income taxes, minority interest and	$7,091	$(15,121)	$(22,212)	(313.2)%
discontinued operations
     Income (loss) before income taxes, minority interest and discontinued operations decreased by $22.2 million principally due to the items discussed above, partially offset by a $3.1 million loss in unconsolidated affiliates, the majority of which relates to a write-down in the carrying value of an equity-method investment during our year ended February 28, 2007.

Minority interest expense, net of tax:

	For the year ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Minority interest expense, net of tax	$4,571	$5,230	$659	14.4%
     Our minority interest expense principally relates to our partnership in Austin (we own 50.1%) and our radio station in Hungary (we own 59.5%). The increase during the year ended February 29, 2008 is due to improved operating performance at each of these partnerships.
Income from discontinued operations, net of tax:

	For the year ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$114,708	$16,558	$(98,150)	(85.6)%
     Our television division, WRDA-FM and KKFR-FM have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28 (29),
	2007	2008
Income (loss) from operations:
Television	$10,161	$13,300
KKFR-FM	453	—
Tu Ciudad Los Angeles	(2,387)	(2,137)
Emmis Books	(1,583)	(15)

Total	6,644	11,148
Less: Provision for income taxes	1,985	4,680

Income from operations, net of tax	4,659	6,468

Gain on sale of discontinued operations:
Television	160,760	18,237
WRDA-FM	7,052	—
KKFR-FM	18,870	—

Total	186,682	18,237
Less: Provision for income taxes	76,633	8,147

Gain on sale of discontinued operations, net of tax	110,049	10,090

Income from discontinued operations, net of tax	$114,708	$16,558

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
Provision (benefit) for income taxes:

	For the years ended February 28 (29),
	2007	2008	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$3,646	$(2,443)	$(6,089)	(167.0)%
     The Company’s effective tax rate for the years ending February 28, 2007 and February 29, 2008 was approximately 51.4% and 16.2%, respectively. The effective tax rate differed from our combined Federal and state statutory rate of 41% in both periods primarily as a result of non-deductible expenses. The effective rates differ in the two periods as the income (loss) before income taxes differed greatly between the two periods.
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
LIQUIDITY AND CAPITAL RESOURCES
     OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
     Other than lease commitments, legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at February 28, 2009, and employment contracts for key employees, all of which are discussed in Note 14 to the consolidated financial statements, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.
     SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS
     The following table reflects a summary of our contractual cash obligations as of February 28, 2009:

	PAYMENTS DUE BY PERIOD
	(AMOUNTS IN THOUSANDS)
		Less than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt (1)	513,945	$25,239	$47,793	$440,913	$—
Operating leases	58,048	10,339	15,637	11,145	20,927
Radio broadcast agreements	2,220	1,697	523	—	—
Purchase obligations (2)	45,958	20,232	19,036	5,852	838
Employment agreements	29,146	19,592	9,324	230	—

Total Contractual Cash Obligations	$649,317	$77,099	$92,313	$458,140	$21,765

(1)	Includes an estimate of interest expense on amounts outstanding related to our Credit Agreement as of February 28, 2009 using our weighted average interest rate as of the same date. See Note 6 to the accompanying consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data for more discussion or our long-term debt.

(2)	Includes contractual commitments to purchase goods and services, including audience measurement information and music license fees.
     In addition to the obligations described above, the Company has preferred stock outstanding and the annual dividend on such preferred stock is $8.8 million. Emmis has not declared the January 15, 2009 or April 15, 2009 preferred stock dividends. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our Board of Directors. Payment of future preferred stock dividends are at the discretion of the Company’s Board of Directors and we do not know when or whether we will resume paying such dividends. Dividends in arrears as of February 28, 2009 totaled $2.2 million. The table above excludes the liability related to our net uncertain tax positions of $1.5 million.
     We expect to fund these obligations primarily with cash flows from operations, but we may also issue additional debt or equity or sell certain assets.
CREDIT FACILITY
     On November 2, 2006, Emmis Operating Company (EOC), a wholly-owned subsidiary of Emmis Communications Corporation (ECC), amended and restated its Revolving Credit and Term Loan Agreement (the “Credit Agreement”) to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. The $145 million revolver was reduced to $75 million on March 3, 2009 under the First Amendment that is described below. At February 28, 2009, $1.8 million in letters of credit were outstanding. The Credit Agreement also provides for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to pricing of the entire Credit Agreement.
     All outstanding amounts under the Credit Agreement bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Agreement) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate are 2.00% and 1.00%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning six months after closing, the Credit Agreement required Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined. Emmis fulfilled this requirement through interest rate swap agreements. See “Interest Rates” under Item 7A — Quantitative and Qualitative Disclosures about Market Risk for further discussion.
     The term loan and revolver mature on November 1, 2013 and November 2, 2012, respectively. Beginning on August 31, 2007, the borrowings under the term loan are payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. The annual amortization and reduction schedule for the Credit Agreement, based upon amounts outstanding at February 28, 2009, is as follows:

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2010	—	4,214	4,214
2011	—	4,214	4,214
2012	—	4,214	4,214
2013	—	4,214	4,214
2014	—	404,499	404,499

Total	$—	$421,355	$421,355

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the Credit Agreement. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the Credit Agreement.
     On March 3, 2009, Emmis and EOC, entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment”). Among other things, the First Amendment amended the Credit Agreement to (i) permit Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) for an aggregate purchase price not to exceed $50 million, (ii) reduce the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) exclude from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, and (iv) makes Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) restrict the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program (discussed below), and transactions with affiliates. In April 2009, Emmis commenced a series of Dutch auction tenders to purchase term loans of EOC under the Credit Agreement as amended. The Company purchased $78.5 million in par value of EOC’s outstanding term loans for $44.7 million in cash. The $78.5 million of par value term loans was simultaneously cancelled and forgiven.
     The annual amortization schedule for the Credit Agreement after execution of the First Amendment, the completion of the Dutch auction tenders, and revolver borrowing (as discussed below), is as follows:

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2010	—	3,428	3,428
2011	—	3,428	3,428
2012	—	3,428	3,428
2013	73,235	3,428	76,663
2014	—	329,104	329,104

Total	$73,235	$342,816	$416,051

     Borrowings under the Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios, including: (1) Consolidated Total Funded Debt to Consolidated Operating Cash Flow (each as defined in our Credit Agreement) of 6 times; and (2) Consolidated Operating Cash Flow to Consolidated Fixed Charges (each as defined in our Credit Agreement) of 1.25 times. The Consolidated Total Funded Debt to Consolidated Operating Cash Flow ratio required by the Credit Agreement changes to 5.5 times on May 31, 2010, 5 times on February 28, 2011, 4.5 times on November 30, 2011 and 4 times for all periods after May 31, 2012. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The Credit Agreement provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the Credit Agreement is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the Credit Agreement.
SOURCES OF LIQUIDITY
     Our primary sources of liquidity are cash provided by operations and cash available through revolving loan borrowings under our Credit Agreement. Our primary uses of capital have historically been, and are expected to continue to be, capital expenditures, working capital and debt service. We have also historically used cash to meet preferred stock dividend requirements, but we did not declare the preferred stock dividend in January 2009 or April 2009. Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors and we do not know when or whether we will resume paying such dividends. Dividends in arrears as of February 28, 2009 totaled $2.2 million. We also have used capital to repurchase our common stock and may use capital to repurchase a portion of our outstanding Credit Agreement. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for discussion of specific segment needs.
     At February 28, 2009, we had cash and cash equivalents of $49.7 million and net working capital of $71.4 million. At February 29, 2008, we had cash and cash equivalents of $19.5 million and net working capital of $52.8 million. Approximately $23.3 million and $14.5 million of our cash and cash equivalents were held at European banking institutions as of February 28, 2009 and February 29, 2008, respectively. The Company has not historically repatriated these funds to date due to the taxes that would be due upon repatriation. However, since the First Amendment permits us to use cash held at our foreign entities to repurchase our Credit Agreement debt, we have begun to repatriate foreign cash and may continue to do so over the next twelve months. The increase in net working capital principally relates to additional cash on hand due to the sale of WVUE-TV during the year ended February 28, 2009, additional cash generated internationally and additional amounts due from our national representation firm in relation to national sales performance guarantees, all of which are partially offset by lower trade accounts receivable balances at our domestic properties in connection with the decline in their operating performance and lower working capital related to our discontinued operations mainly due to the sale of WVUE-TV.
     During the year ended February 28, 2009, Emmis completed the sale of WVUE-TV for $41.0 million in cash. The proceeds from the sale of WVUE-TV were not required to be used to repay amounts outstanding under our Credit Agreement. Emmis has held the cash as additional liquidity and used a portion of the proceeds to fund our TV proceeds Quarterly Bonus Program (see discussion below).
     On December 1, 2008, Emmis exercised its early purchase option on its leased corporate jet. Emmis paid $10.2 million in cash, net of a refundable deposit of $4.2 million, to AVN Air, LLC, the lessor of the aircraft. Emmis sold the corporate jet on April 14, 2009 for $9.1 million in cash.
     To enhance its liquidity position, on April 10, 2009, Emmis borrowed the remainder of its available Credit Agreement revolver. The total amount of the Credit Agreement revolver outstanding after the April 10, 2009 drawdown is $73.2 million, which is the total revolver of $75 million less $1.8 million of outstanding letters of credit.
     Emmis has engaged Blackstone Advisory Services L.P. to provide financial advisory services as the Company explores a possible further amendment to the Credit Agreement or a possible restructuring of certain of its liabilities.
     Emmis has instituted a TV Proceeds Quarterly Bonus Program (the “Program”) under which the Company pays quarterly bonuses to certain employees to offset salary reductions by EOC, and certain of its subsidiaries (collectively, “OpCo”). All of our executive officers are participating in the Program. Effective September 1, 2008, OpCo reduced to approximately $15,000 the salaries of certain of its most highly compensated employees in order to increase defined consolidated operating cash flow under the Credit Agreement. Under the Program, the Company pays the employees affected by the salary reduction quarterly bonuses in amounts equivalent to the forgone salary. The bonus is paid at the beginning of each fiscal quarter either (i) in cash out of the net proceeds from the sale of WVUE-TV if certain performance targets from a prior quarter are met, or (ii) in shares of the Company’s Class A Common Stock under the Company’s 2004 Equity Compensation Plan if the performance targets are not met. During the year ended February 28, 2009, we paid approximately $8.8 million of bonuses under the Program in cash out of the net proceeds from the sale of WVUE-TV. An equivalent amount of salary was forgone by employees during the year ended February 28, 2009. Our March 3, 2009 amendment to the Credit Agreement limited the amount that could be paid under the Program subsequent to February 1, 2009 to $20.0 million, reduced by the amount of future Credit Agreement term loan purchases that the Company consummates. Subsequent to our $4.1 million of payments made under the Program in March 2009 and our Dutch Auction tenders discussed below, no amounts remain available under the Program. The Program is distinct from the previously disclosed discretionary television sale bonuses to executive officers and certain other employees that the Compensation Committee may address in the future, now that all of sixteen of our television stations have been sold. A determination of discretionary television sale bonuses, if any, has been deferred in light of the current economic situation and its impact on the Company.
     In April 2009, Emmis commenced a series of Dutch auction tenders to purchase term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. The Credit Agreement as amended permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our previously discussed TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.
          Operating Activities
     Net cash flows provided by operating activities were $46.5 million for the year ended February 28, 2009, compared to $51.7 million for the same period of the prior year. The decrease in cash flows provided by operating activities is principally due to the decrease in operating income (excluding the noncash impairment loss and noncash contract termination fee). Cash flows provided by operating activities are historically the highest in our third and fourth fiscal quarters, as a significant portion of our accounts receivable collections is derived from revenues recognized in our second and third fiscal quarters, which are our highest revenue quarters.
          Investing Activities
     Cash flows provided by investing activities were $17.7 million for the year ended February 28, 2009, compared to $33.6 million in the same period of the prior year. Cash flows provided by investing activities decreased for the year ended February 28, 2009 as we generated $17.3 million less cash from discontinued operations, mostly related to the sale of both KMTV-TV and KGMB-TV in the prior year compared to the sale of one station, WVUE-TV in the current year. Offsetting this decrease, in the prior year we spent $15.3 million of cash on the acquisitions of Orange Coast and an additional radio network in Bulgaria. Investing activities include capital expenditures and business acquisitions and dispositions.
     In the years ended February 2007, 2008 and 2009, we had capital expenditures of $5.3 million, $6.7 million and $20.6 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to HD Radio technology. Our capital expenditures for the year ended February 28, 2009 include the $14.4 million purchase of our corporate jet, which was previously leased. We exercised our early buyout option on the jet and immediately began marketing it for sale. We closed on the sale of the corporate jet on April 14, 2009 and received $9.1 million in cash. We recognized a $7.3 million impairment loss on the corporate jet as its carrying value, which included $2.0 million of previously capitalized major maintenance costs, exceeded its fair value as of February 28, 2009. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Credit Agreement.
          Financing Activities
     Cash flows used in financing activities were $33.3 million for the year ended February 28, 2009 compared to $88.2 million for the same period of the prior year. The decrease is primarily attributable to (i) lower net debt repayments for the year ended February 28, 2009 as the Company had closed on KGMB-TV and KMTV-TV in the prior year and used substantially all of the proceeds to make debt principal repayments while the proceeds from the fiscal 2009 sale of WVUE-TV were not used to make debt principal repayments and (ii) open market Class A common share repurchases totaling $13.9 million during the year ended February 29, 2008 that were not replicated during the year ended February 28, 2009.
     Our debt service requirements over the next 12-month period (excluding interest under our Credit Agreement) are expected to be $5.3 million. This amount is comprised of $4.2 million for repayment of term notes under our Credit Agreement and $1.1 million related to foreign broadcast license obligations. Although interest will be paid under the Credit Agreement at least every three months, the amount of interest is not presently determinable given that the Credit Agreement bears interest at variable rates.

     The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis made its October 15, 2008 preferred stock dividend payment, but did not declare its January 15, 2009 or April 15, 2009 preferred stock dividend. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. Payment of future preferred stock dividends are at the discretion of the Company’s Board of Directors and we do not know when or whether we will resume paying such dividends. Dividends in arrears as of February 28, 2009 totaled $2.2 million.
     At May 1, 2009, we had no additional availability under our Credit Agreement. As previously discussed, on April 10, 2009 we borrowed the remainder of our Credit Agreement revolver to enhance our liquidity position. The Company expects to continue to use its cash flows from operations to primarily repay outstanding debt obligations. Emmis has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised and we have no current plan to exercise the option.
INTANGIBLES
     As of February 28, 2009, approximately 73% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our domestic radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
NEW ACCOUNTING PRONOUNCEMENTS
     In June 2008, the FASB ratified Emerging Issue Task Force Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for us as of March 1, 2009. While we do not believe that the adoption of EITF 07-5 will have an effect on our financial position, results of operations or cash flows, we are still currently assessing the pronouncement.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for us as of March 1, 2009 and earlier adoption is prohibited. While we do not believe that the adoption of FSP EITF 03-6-1 will have an effect on our financial position, results of operations or cash flows, we are still currently assessing the pronouncement.
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations, and cash flows. SFAS No. 161 was adopted by the Company on December 1, 2008 and changed the disclosure requirements related to the Company’s derivative instruments and hedging activities (See Note 8). The adoption of SFAS No. 161 had no impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. SFAS No. 160 is effective for us as of March 1, 2009. As of February 29, 2008 and February 28, 2009, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $53,021, respectively. These amounts will be recharacterized as noncontrolling interests as a component of equity when SFAS No. 160 is adopted on March 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy. SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that close on or after March 1, 2009.
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
INTEREST RATES
     The Credit Agreement requires Emmis to maintain fixed interest rates, for at least a three-year period beginning in May 2007, on a minimum of 30% of Emmis’ total outstanding debt, as defined by the Credit Agreement. In March 2007, Emmis entered into an interest rate swap agreement that fixed the underlying three-month LIBOR at 4.8%. The notional amount of the interest rate swap agreement totaled $165.0 million, and the agreement expires on March 27, 2010. In March 2008, Emmis entered into a second interest rate swap agreement that fixed the underlying three-month LIBOR at 3.0%. The notional amount of the second interest rate swap agreement totaled $100.0 million, and the agreement expires on March 27, 2011. In January 2009, Emmis entered into a third interest rate swap agreement effective as of March 28, 2009 that fixed the underlying three-month LIBOR at 1.8%. The notional amount of the third interest rate swap agreement totaled $75.0 million, and the agreement expires on March 27, 2011. The counterparties to these agreements are global financial institutions, and we believe the risk of credit loss resulting from nonperformance by these counterparties is low.
     Based on amounts outstanding at February 28, 2009, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $1.6 million. Based on amounts outstanding at May 7, 2009, which includes our April 10, 2009 Credit Agreement revolver borrowing, the cancellation of debt as a result of the Dutch tender auctions, and the third interest rate swap agreement, a 1.0% interest rate increase would result in $0.8 million of increased interest expense.
FOREIGN CURRENCY
     Emmis has subsidiaries in Hungary, Belgium, Slovakia and Bulgaria which are consolidated in the accompanying financial statements. These subsidiaries’ operations are measured in local currencies (forint, euro, koruna and leva, respectively). Emmis has a natural hedge against currency fluctuations between these currencies and the U.S. dollar since most of the subsidiaries’ long-term obligations are denominated in the respective local currency. Emmis management cannot predict the most likely average or end-of-period forint to dollar, Euro to dollar, koruna to dollar, or leva to dollar exchange rates for calendar 2009. A devaluation of these foreign currencies could have a material effect on our financial statements taken as a whole.
     At February 28, 2009, approximately $8.4 million of cash held at our foreign entities was denominated in U.S. dollars. At February 28, 2009, our foreign entities also held approximately $7.1 million of cash denominated in euros. The remainder of our cash balances held at our foreign entities is denominated in their respective local currencies. Emmis currently does not maintain any derivative instruments to mitigate the exposure to foreign currency translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future.

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
     Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2009, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2009.
     The Company’s independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of Emmis Communications Corporation’s internal control over financial reporting as of February 28, 2009, which report is included herein.

/s/ Jeffrey H. Smulyan	/s/ Patrick M. Walsh

Jeffrey H. Smulyan	Patrick M. Walsh
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emmis Communication Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 29, 2008 and February 28, 2009, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2009, and our report dated May 11, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 11, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 29, 2008 and February 28, 2009 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 29, 2008 and February 28, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 15, to the consolidated financial statements, effective March 1, 2007, the Company adopted FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, respectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emmis Communications Corporation and Subsidiaries’ internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 11, 2009

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2007	2008	2009
NET REVENUES	$356,763	$358,059	$333,873
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $10,614, $11,918 and $12,186, respectively	251,608	266,698	257,071
Corporate expenses excluding depreciation and amortization expense of $2,653, $2,471 and $2,152, respectively	28,176	20,883	18,503
Depreciation and amortization	13,267	14,389	14,338
Impairment losses	—	21,225	373,408
Restructuring charge	—	—	4,208
Contract termination fee	—	15,252	—
(Gain) loss on disposal of fixed assets	4	(104)	14

Total operating expenses	293,055	338,343	667,542

OPERATING INCOME (LOSS)	63,708	19,716	(333,669)

OTHER INCOME (EXPENSE):
Interest expense	(43,160)	(34,837)	(25,551)
Interest income	2,731	1,099	996
Loss in unconsolidated affiliates	(3,141)	(129)	(659)
Loss on debt extinguishment	(13,435)	—	—
Other income (expense), net	388	(970)	(164)

Total other expense	(56,617)	(34,837)	(25,378)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	7,091	(15,121)	(359,047)
PROVISION (BENEFIT) FOR INCOME TAXES	3,646	(2,443)	(89,312)
MINORITY INTEREST EXPENSE, NET OF TAX	4,571	5,230	5,316

LOSS FROM CONTINUING OPERATIONS	(1,126)	(17,908)	(275,051)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	114,708	16,558	67

NET INCOME (LOSS)	113,582	(1,350)	(274,984)
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,933

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$104,598	$(10,334)	$(283,917)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2007	2008	2009
BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(0.27)	$(0.74)	$(7.81)
Discontinued operations	3.08	0.46	—

Net income (loss) available to common shareholders	$2.81	$(0.28)	$(7.81)

DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(0.27)	$(0.74)	$(7.81)
Discontinued operations	3.08	0.46	—

Net income (loss) available to common shareholders	$2.81	$(0.28)	$(7.81)

Cash dividends declared per common share	$4.00	$—	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2008	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,498	$49,731
Accounts receivable, net of allowance for doubtful accounts of $2,304 and $2,853, respectively	61,867	46,794
Prepaid expenses	16,919	18,251
Other	8,976	14,515
Current assets — discontinued operations	7,280	50

Total current assets	114,540	129,341

PROPERTY AND EQUIPMENT:
Land and buildings	28,737	29,409
Leasehold improvements	19,229	19,607
Broadcasting equipment	58,544	60,206
Office equipment and automobiles	39,410	41,906
Construction in progress	1,210	212

	147,130	151,340
Less-accumulated depreciation and amortization	88,206	96,297

Total property and equipment, net	58,924	55,043

INTANGIBLE ASSETS:
Indefinite lived intangibles	801,270	496,711
Goodwill	81,304	29,442
Other intangibles	49,324	39,227

	931,898	565,380
Less-accumulated amortization	23,314	27,507

Total intangible assets, net	908,584	537,873

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $1,132 and $1,763, respectively	3,200	2,734
Investments	4,834	3,155
Deposits and other	8,562	2,160

Total other assets, net	16,596	8,049

Noncurrent assets — held for sale	—	8,900
Noncurrent assets — discontinued operations	41,096	5

Total assets	$1,139,740	$739,211

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2008	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,162	$15,907
Current maturities of long-term debt	5,628	5,263
Accrued salaries and commissions	8,582	7,767
Accrued interest	5,478	2,895
Deferred revenue	17,610	18,885
Other	6,849	6,899
Current liabilities — discontinued operations	3,458	343

Total current liabilities	61,767	57,959

CREDIT FACILITY DEBT, NET OF CURRENT PORTION	434,306	417,141
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	1,896	8
OTHER NONCURRENT LIABILITIES	26,219	22,901
MINORITY INTEREST	53,758	53,021
DEFERRED INCOME TAXES	173,255	76,294
NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	1,161	—

Total liabilities	752,362	627,324

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AND 2,809,170 SHARES IN 2008 AND 2009, RESPECTIVELY	143,750	140,459

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 30,607,644 shares and 31,912,656 shares in 2008 and 2009, respectively	306	319
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares in 2008 and 2009, respectively	50	50
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	515,341	524,776
Accumulated deficit	(270,454)	(551,053)
Accumulated other comprehensive loss	(1,615)	(2,664)

Total shareholders’ equity (deficit)	243,628	(28,572)

Total liabilities and shareholders’ equity (deficit)	$1,139,740	$739,211

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

BALANCE, FEBRUARY 28, 2006	32,164,397	$322	4,879,774	$49

Exercise of stock options and related income tax benefits	2,859	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	321,607	3	50,493	—
Tax benefit of dividend on unvested restricted shares	—	—	—	—
Special $4 per common share dividend	—	—	—	—
Preferred stock dividends	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive income	—	—	—	—

BALANCE, FEBRUARY 28, 2007	32,488,863	$325	4,930,267	$49

Exercise of stock options and related income tax benefits	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	343,893	3	26,038	1
Purchases of common stock	(2,225,092)	(22)	—	—
Preferred stock dividends	—	—	—	—
Cumulative impact of adoption of FIN 48	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 29, 2008	30,607,664	$306	4,956,305	$50

Issuance of Common Stock to employees and officers and related income tax benefits	1,144,367	11	—	—
Preferred stock dividends	—	—	—	—
Tax benefit on stock based compensation	—	—	—	—
Conversion of preferred stock to common stock	160,625	2	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2009	31,912,656	$319	4,956,305	$50

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Income (Loss)	Equity (Deficit)
BALANCE, FEBRUARY 28, 2006	$513,879	$(239,718)	$(1,954)	$272,578

Exercise of stock options and related income tax benefits	45	—	—	45
Issuance of Common Stock to employees and officers and related income tax benefits	8,134	—	—	8,137
Tax benefit of dividend on unvested restricted shares	597	—	—	597
Special $4 per common share dividend	—	(150,180)	—	(150,180)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income	—	113,582	—
Cumulative translation adjustment	—	—	2,270
Total comprehensive income	—	—	—	115,852

BALANCE, FEBRUARY 28, 2007	$522,655	$(285,300)	$316	$238,045

Exercise of stock options and related income tax benefits	(460)	—	—	(460)
Issuance of Common Stock to employees and officers and related income tax benefits	6,992	—	—	6,996
Purchases of common stock	(13,846)	—	—	(13,868)
Preferred stock dividends	—	(8,984)	—	(8,984)
Cumulative impact of adoption of FIN 48	—	25,180	—	25,180

Comprehensive Income:
Net loss	—	(1,350)	—
Cumulative translation adjustment	—	—	2,541
Change in fair value of derivative instrument	—	—	(4,472)
Total comprehensive loss	—	—	—	(3,281)

BALANCE, FEBRUARY 29, 2008	$515,341	$(270,454)	$(1,615)	$243,628

Issuance of Common Stock to employees and officers and related income tax benefits	6,282	—	—	6,293
Preferred stock dividends	—	(5,615)	—	(5,615)
Tax benefit on stock based compensation	(138)	—	—	(138)
Conversion of preferred stock to common stock	3,291	—	—	3,293

Comprehensive Income:
Net loss	—	(274,984)	—
Cumulative translation adjustment	—	—	(1,523)
Change in fair value of derivative instrument	—	—	474
Total comprehensive loss	—	—	—	(276,033)

BALANCE, FEBRUARY 28, 2009	$524,776	$(551,053)	$(2,664)	$(28,572)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2007	2008	2009
OPERATING ACTIVITIES:
Net income (loss)	$113,582	$(1,350)	$(274,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(114,708)	(16,558)	(67)
Impairment losses	—	21,225	373,408
Loss on debt extinguishment	13,435	—	—
Depreciation and amortization	14,452	15,020	14,969
Accretion of interest on senior discount notes, including amortization of related debt costs	8	—	—
Minority interest expense, net	4,571	5,230	5,316
Provision for bad debts	1,954	2,045	3,504
Provision (benefit) for deferred income taxes	2,625	(4,504)	(92,725)
Noncash compensation	7,724	7,200	5,822
Contract termination fee	—	15,252	—
(Gain) loss on disposal of fixed assets	4	(104)	14
Other	(124)	(357)	—
Changes in assets and liabilities -
Accounts receivable	1,835	(727)	11,409
Prepaid expenses and other current assets	1,203	(5,766)	(8,697)
Other assets	88	3,427	6,444
Accounts payable and accrued liabilities	(17,656)	(422)	(293)
Deferred revenue	1,278	2,637	1,275
Income taxes	(1,092)	2,337	1,168
Other liabilities	(8,973)	1,242	(4,825)
Net cash provided by operating activities — discontinued operations	12,883	5,887	4,785

Net cash provided by operating activities	33,089	51,714	46,523

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,258)	(6,743)	(20,627)
Cash paid for acquisitions	(1,098)	(15,309)	(335)
Deposits on acquisitions and other	(421)	(568)	(221)
Net cash provided by investing activities — discontinued operations	316,001	56,226	38,884

Net cash provided by investing activities	309,224	33,606	17,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2007	2008	2009
FINANCING ACTIVITIES:
Payments on long-term debt	(1,014,133)	(100,307)	(23,338)
Proceeds from long-term debt	719,500	41,000	6,000
Settlement of tax withholding obligations	(945)	(612)	(547)
Tax benefit of dividend on unvested restricted stock	597	—	—
Special cash dividend paid	(150,180)	—	—
Dividends and distributions paid to minority interest shareholders	(5,207)	(5,044)	(8,516)
Purchases of the Company’s Class A Common Stock, including transaction costs	23	(13,868)	—
Proceeds from exercise of stock options and employee stock purchases	223	61	—
Premiums paid to redeem outstanding obligations	(88)	—	—
Payments for debt related costs	(4,621)	—	—
Adjusted tax benefit on stock-based compensation	—	(460)	(138)
Preferred stock dividends	(8,984)	(8,984)	(6,738)

Net cash used in financing activities	(463,815)	(88,214)	(33,277)

Effect of exchange rate on cash and cash equivalents	1,427	1,645	(714)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,075)	(1,249)	30,233

CASH AND CASH EQUIVALENTS:
Beginning of period	140,822	20,747	19,498

End of period	$20,747	$19,498	$49,731

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$51,259	$29,008	$27,488
Income taxes, net of refunds	6,866	4,010	4,484
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	8,674	7,087	10,120

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired	$2,453
Cash paid	(1,098)

Liabilities recorded	$1,355

ACQUISITION OF ORANGE COAST
Fair value of assets acquired		$7,911	$—
Purchase price withheld (see Note 10)		(335)	335
Cash paid		(6,522)	(335)

Liabilities recorded		$1,054	$—

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired		$9,212
Cash paid		(8,787)

Liabilities recorded		$425

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
     b. Organization
     ECC is a diversified media company with radio broadcasting and magazine publishing operations. As of February 28, 2009, we own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our domestic radio, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. Internationally, we own and operate a network of radio stations in the Flanders region of Belgium, national radio networks in Slovakia and Bulgaria, and have a 59.5% interest in a national radio station in Hungary. We also engage in various businesses ancillary to our business, such as website design and development, consulting and broadcast tower leasing.
     Substantially all of ECC’s business is conducted through its subsidiaries. Our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009 (the “Credit Agreement”), contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.
     c. Revenue Recognition
     Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues. Revenue associated with guaranteed minimum national sales is recognized when shortfalls in national sales become probable as further discussed in Note 1v.
     d. Allowance for Doubtful Accounts
     An allowance for doubtful accounts is recorded based on management’s judgment of the collectibility of receivables. When assessing the collectibility of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 28, 2009 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2007	$1,861	$1,954	$(1,865)	$1,950
Year ended February 29, 2008	1,950	2,045	(1,691)	2,304
Year ended February 28, 2009	2,304	3,504	(2,955)	2,853

     e. Local Programming and Marketing Agreement Fees
     The Company from time to time enters into local programming and marketing agreements (LMAs) in connection with acquisitions of radio stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into LMAs in connection with dispositions of radio and television stations. In such cases the Company may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time. As of February 28, 2009, no LMA’s were in effect. However, subsequent to February 28, 2009, we entered into an LMA with Grupo Radio Centro for KMVN-FM in Los Angeles. See Note 18 for more discussion.
     f. Share-based Compensation
     The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase plan purchases based on estimated fair values. See Note 5 for more discussion of noncash compensation expense.
     g. Cash and Cash Equivalents
     Emmis considers time deposits, money market fund shares and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.
     h. Property and Equipment
     Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, and five to seven years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1r for more discussion of SFAS No. 144 impairment losses. Depreciation expense for the years ended February 2007, 2008 and 2009 was $9.4 million, $10.0 million and $10.0 million, respectively.
     i. Major Maintenance Activities
     On March 1, 2007, the Company adopted FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and began using the deferral method to account for major maintenance activities related to its airplane. Under this method, actual costs of the major maintenance activities are capitalized as incurred and amortized to corporate expenses until the next overhaul date. See Note 1k for more discussion of the airplane.
     j. Intangible Assets and Goodwill
     Intangible assets are recorded at cost. Subsequent to the acquisition of an intangible asset, Emmis evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142).
     Indefinite-lived Intangibles
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
     The Company uses a direct-method valuation approach known as the greenfield income valuation method when it performs its annual impairment tests. Under this method, the Company projects the cash flows that would be generated by each of its units of accounting if the unit of accounting were commencing operations in each of its markets at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting was just beginning operations. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. For its radio stations, the Company has determined the unit of accounting to be all of its stations in a local market, except that the Company concluded in December 2008 that each station in the Los Angeles market should be considered its own unit of accounting due to the decision to dispose of KMVN-FM as discussed in Note 18.
          Goodwill
     SFAS No. 142 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducted the two-step annual impairment test as of December 1, 2006, 2007 and 2008, as well as an interim impairment test as of October 1, 2008. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. The market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
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
          Definite-lived Intangibles
     The Company has definite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142. These assets consist primarily of foreign broadcasting licenses, trademarks, customer lists and non-compete agreements, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The cost of the broadcast license for Slager Radio is being amortized over the five-year term of the license, which expires in November 2009. The cost of the broadcast licenses in Belgium is being amortized over the initial nine-year term of the licenses, which expire in December 2012. The cost of the broadcast licenses in Slovakia is being amortized over the varying terms of the licenses, which expire in January 2013 and February 2013. The cost of the broadcast licenses in Bulgaria is being amortized over the varying terms of the licenses, all of which expire in December 2012.
     k. Discontinued operations and assets held for sale
     In accordance with SFAS No. 144, the results of operations and related disposal costs, gains and losses for business units that the Company has sold or expects to sell are classified in discontinued operations for all periods presented.
A summary of the income from discontinued operations is presented below:

	Year ended February 28 (29),
	2007	2008	2009
Income (loss) from operations:
Television	$10,161	$13,300	$5,007
KKFR-FM	453	—	—
Tu Ciudad	(2,387)	(2,137)	(1,890)
Emmis Books	(1,583)	(15)	(103)

Total	6,644	11,148	3,014
Provision for income taxes	1,985	4,680	2,367

Income from operations, net of tax	4,659	6,468	647

Gain (loss) on sale of discontinued operations:
Television	160,760	18,237	(1,017)
KKFR-FM	18,870	—	—
WRDA-FM	7,052	—	—

Total	186,682	18,237	(1,017)
Provision (benefit) for income taxes	76,633	8,147	(437)

Gain (loss) on sale of discontinued operations, net of tax	110,049	10,090	(580)

Income from discontinued operations, net of tax	$114,708	$16,558	$67

KKFR-FM
     On July 11, 2006, Emmis completed its sale of radio station KKFR-FM in Phoenix, AZ to Bonneville International Corporation for $77.5 million in cash and also sold certain tangible assets to Riviera Broadcast Group LLC for $0.1 million in cash. KKFR-FM had historically been included in the radio segment. The following table summarizes certain operating results for KKFR-FM for all periods presented:

	Year Ended February 28 (29),
	2007	2008	2009
Net revenues	$3,746	$—	$—
Station operating expenses excluding depreciation and amortization expense	3,129	—	—
Depreciation and amortization	42	—	—
Income before taxes	453	—	—
Provision for income taxes	185	—	—
Gain on sale of station, net of tax	11,322	—	—
Television Division
     On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash and recorded a loss on sale of $0.6 million, net of tax. The sale of WVUE-TV completes the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. In connection with the sale, the Company paid discretionary bonuses to the employees of WVUE totaling $0.8 million, which is included in the calculation of the loss on sale. As previously disclosed, the Compensation Committee of the Board of Directors may evaluate a discretionary bonus to executive officers and certain other employees integral to the sale of the television division now that all sixteen of the Company’s television stations have been sold. A determination of discretionary television sale bonuses, if any, has been deferred in light of the current economic situation and its impact on the Company.
     On June 4, 2007, the Company closed on its sale of KGMB-TV in Honolulu to HITV Operating Co., Inc. for $40.0 million in cash and recorded a gain on sale of $10.1 million, net of tax of $8.1 million.

     On August 31, 2006, Emmis closed on its sale of WKCF-TV in Orlando, FL to Hearst-Argyle Television Inc. for $217.5 million in cash and recorded a gain on sale of $93.4 million, net of tax.
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL / Pensacola, FL to LIN Television Corporation for $3.0 million in cash and recorded a gain on sale of $1.1 million, net of tax. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005.
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
     In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company received $3.6 million of business interruption proceeds during the year ended February 29, 2008. The Company received $3.1 million as final settlement of all Katrina-related insurance claims during the year ended February 28, 2009. The insurance proceeds are classified as income from discontinued operations in the accompanying statements of operations.
     The following table summarizes certain operating results for the television division for all periods presented:

	Year ended February 28 (29),
	2007	2008	2009
Net revenues	$48,339	$22,929	$7,364
Station operating expenses excluding depreciation and amortization expense	30,730	14,114	2,365
Impairment loss	14,100	—	—
Income before taxes	10,161	13,300	5,007
Provision for income taxes	3,430	5,561	3,181
Gain (loss) on sale of stations, net of tax	94,567	10,090	(580)
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying balance sheets as follows:

	February 29, 2008	February 28, 2009
Current assets:
Accounts receivable, net	$4,579	$—
Current portion of TV program rights	1,551	—
Prepaid expenses	239	—
Other	173	5

Total current assets	6,542	5

Noncurrent assets:
Property and equipment, net	20,447	—
Intangibles, net	19,544	—
Other noncurrent assets	894	—

Total noncurrent assets	40,885	—

Total assets	$47,427	$5

Current liabilities:
Accounts payable and accrued expenses	$487	$303
Current portion of TV program rights	2,196	—
Accrued salaries and commissions	397	—
Deferred revenue	14	—
Other	113	—

Total current liabilities	3,207	303

Noncurrent liabilities:
TV program rights payable, net of current portion	912	—
Other noncurrent liabilities	222	—

Total noncurrent liabilities	1,134	—

Total liabilities	$4,341	$303

     In accordance with Emerging Issues Task Force Issue 87-24 “Allocation of Interest to Discontinued Operations,” as modified, the Company did not allocate any interest expense for the periods presented to the television division, as no debt was required to be repaid as a result of the disposition of the Company’s remaining television asset.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired in accordance with the provisions of SFAS No. 144. Included in discontinued operations in the accompanying statements of operations for the year ended February 28, 2007 is a $14.1 million noncash impairment charge. This charge is reflected in income from discontinued operations in the accompanying consolidated statements of operations above.
WRDA-FM
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis to Radio One, Inc. for $20 million in cash and recorded a gain on sale of $4.2 million. Radio One, Inc. began operating this station pursuant to a LMA effective October 1, 2005. Radio One, Inc. made no monthly payments to Emmis, but reimbursed Emmis for substantially all of Emmis’ costs to operate the station. WRDA-FM had historically been included in the radio segment.
Tu Ciudad Los Angeles
     On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Operating expenses for the year ended February 28, 2009 include all shut-down related costs and are included in income from discontinued operations in the accompanying statements of operations. Tu Ciudad Los Angeles had historically been included in the publishing division. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Year ended February 28 (29),
	2007	2008	2009
Net revenues	$2,407	$3,004	$818
Station operating expenses, excluding depreciation and amortization expense	4,753	5,093	2,596
Depreciation and amortization	35	48	22
Loss before taxes	2,387	2,137	1,890
Benefit for income taxes	980	875	772
     Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying balance sheets as follows:

	February 29, 2008	February 28, 2009
Current assets:
Accounts receivable, net	$414	$—
Prepaid expenses	205	—
Other	8	—

Total current assets	627	—

Noncurrent assets:
Property and equipment, net	169	—
Other noncurrent assets	18	5

Total noncurrent assets	187	5

Total assets	$814	$5

Current liabilities:
Accounts payable and accrued expenses	$88	$10
Accrued salaries and commissions	41	—
Deferred revenue	87	—
Other	18	3

Total current liabilities	234	13

Noncurrent liabilities:
Other noncurrent liabilities	27	—

Total noncurrent liabilities	27	—

Total liabilities	$261	$13

Emmis Books
     In February 2009, Emmis discontinued the operations of Emmis Books, which was engaged in regional book publication, as Emmis Books financial performance did not meet the Company’s expectations. Emmis had ceased new book publication in March 2006, but continued to sell existing book inventory until the February 2009 decision to totally cease operations. Emmis Books had historically been included in the publishing division. The following table summarizes certain operating results for Emmis Books for all periods presented:

	Year ended February 28 (29),
	2007	2008	2009
Net revenues	$365	$149	$57
Station operating expenses, excluding depreciation and amortization expense	1,912	150	146
Depreciation and amortization	36	14	5
Loss before taxes	1,583	15	103
Benefit for income taxes	650	6	42
     Assets and liabilities related to Emmis Books are classified as discontinued operations in the accompanying balance sheets as follows:

	February 29, 2008	February 28, 2009
Current assets:
Accounts receivable, net	$20	$45
Prepaid expenses	91	—

Total current assets	111	45

Noncurrent assets:
Property and equipment, net	21	—
Other noncurrent assets	3	—

Total noncurrent assets	24	—

Total assets	$135	$45

Current liabilities:
Accounts payable and accrued expenses	$17	$27

Total current liabilities	17	27

Airplane
     On December 1, 2008, Emmis exercised its early purchase option on its leased Gulfstream airplane. Emmis paid $10.2 million in cash, net of a refundable deposit of $4.2 million, to AVN Air, LLC, the lessor of the aircraft. Emmis immediately began marketing the airplane for sale prior to year-end, and in February 2009, entered into an agreement to sell the aircraft for $9.1 million in cash. We recognized a $7.3 million impairment loss on the corporate airplane as its carrying value, which included $2.0 million of previously capitalized major maintenance costs, exceeded its fair value less estimated costs to sell, which we estimated at $8.9 million as of February 28, 2009. We closed on the sale of the airplane on April 14, 2009.
     l. Advertising and Subscription Acquisition Costs
     Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of February 29, 2008 and February 28, 2009, we had approximately $1.8 million and $1.4 million in direct-response advertising costs capitalized as assets. On an interim basis, the Company defers non direct-response advertising costs for major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2007, 2008 and 2009 was $12.9 million, $13.3 million and $9.0 million, respectively.

     m. Investments
     Equity method investments
     Emmis has various investments accounted for under the equity method of accounting, the carrying values of which are summarized in the following table:

	February 29, 2008	February 28, 2009
Broadcast tower site investment — New Jersey	$1,650	$1,150
Broadcast tower site investment — Texas	1,309	1,337
Other — continuing operations	341	215

Total equity method investments	$3,300	$2,702

     Emmis has a 50% ownership interest in a partnership in which the sole asset is land in New Jersey on which a transmission tower is located. The other owner has voting control of the partnership. In the years ended February 28, 2007 and February 28, 2009, Emmis recorded write-downs to the carrying value of its 50% ownership interest in the partnership of $3.2 million and $0.5 million, respectively, as it determined the investment’s fair value had declined. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest in a company that operates a tower site in Austin, Texas. Emmis also has other investments related to continuing operations that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $0.3 million as of February 29, 2008 or February 28, 2009.
     Cost method investments
     During the year ended February 29, 2008, Emmis determined that the value of one of its cost method investments was impaired. Emmis recorded a noncash impairment charge of $0.3 million, recorded in other expense in the accompanying consolidated statements of operations, as the impairment was deemed to be other than temporary. The carrying value of this investment at February 29, 2008 was $0.1 million. Emmis recorded an additional noncash impairment charge of $0.1 million in other expense during the year ended February 28, 2009 as it deemed that the cost method investment was fully impaired and the impairment was other than temporary.
     Available for sale investments
     During the years ended February 29, 2008 and February 28, 2009, Emmis made investments of $1.0 million and $0.3 million, respectively, in a company that specializes in the development and distribution of mobile and on-line games. During the year ended February 28, 2009, Emmis recorded a noncash impairment charge of $1.3 million, recorded in other expense in the accompanying consolidated statements of operations, as it deemed the investment was fully impaired and the impairment was other than temporary.
     Emmis has made investments totaling $0.5 million in a company that specializes in digital radio transmission technology. This investment is carried at fair value, which totaled $0.5 million as of February 29, 2008 and February 28, 2009. Although no unrealized or realized gains or losses have been recognized on this investment, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the statement of operations. If the Company determines that the value of the investment is other than temporarily impaired, the Company will recognize, through the statement of operations, a loss on the investment.
     n. Acquisition-Related Deferred Costs
     Emmis historically deferred third-party costs associated with acquisition-related activities when the Company believed it was probable the services would result in Emmis acquiring the target. No acquisition-related costs were deferred as of February 29, 2008 or February 28, 2009. Upon the adoption of SFAS No. 141R, Business Combination, on March 1, 2009, all third-party costs associated with acquisition-related activities will be expensed as incurred.
     o. Deferred Revenue and Barter Transactions
     Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2007, 2008 and 2009 were $9.7 million, $11.4 million and $13.0 million, respectively, and barter expenses were $8.9 million, $11.5 million, and $12.8 million, respectively.
     p. Foreign Currency Translation
     The functional currencies of our international radio entities are shown in the following table. The balance sheets of these entities have been translated from their functional currencies to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31 for our international radio entities). The results of operations for our international radio entities have been translated using an average exchange rate for the period. The translation adjustments reflected in shareholders’ equity (deficit) in the accompanying consolidated balance sheets were as follows:

	Functional	For the Years Ended February 28 (29),
	Currency	2007	2008	2009
Hungary	Forint	$298	$703	$(759)
Belgium	Euro	330	338	47
Slovakia	Koruna [1]	1,505	1,871	1,680
Bulgaria	Leva	137	(371)	(2,491)

		$2,270	$2,541	$(1,523)

[1]	In Slovakia, the Euro became the official currency on January 1, 2009
     q. Earnings Per Share
     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period (37,265,456, 36,551,378 and 36,374,120 shares for the years ended February 2007, 2008 and 2009, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2007, 2008 and 2009 consisted of stock options and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock is not included in the calculation of diluted net income (loss) per common share for each of the three years ended February 28, 2009 as the effect of these conversions would be antidilutive to the net loss available to common shareholders from continuing operations. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. Excluded from the calculation of diluted net loss per share for all periods presented are 7.0 million, 7.0 million and 6.9 million weighted average shares that would result from the conversion of preferred shares, and approximately 0.1 million, 0.3 million and 0.3 million weighted average shares that would result form the exercise of stock options for the years ended February 2007, 2008 and 2009, respectively.
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
     s. Long-Lived Tangible Assets
     The Company periodically considers whether indicators of impairment of long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question are less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals and other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the asset’s carrying value is greater than the fair value. The fair value of the asset then becomes the asset’s new carrying value, which, if applicable, the Company depreciates or amortizes over the remaining estimated useful life of the asset.
     In the year ended February 28, 2007, the Company determined that the long-lived assets of WVUE-TV were impaired in accordance with the provisions of SFAS No. 144. The Company recorded a $14.1 million noncash impairment charge, which is reflected in discontinued operations in the accompanying statements of operations. In the year ended February 28, 2009, the Company determined that the long-lived assets related to its corporate jet and Belgium radio operations were impaired in accordance with the provisions of SFAS No. 144. The Company recorded a $7.3 and $0.3 million noncash impairment charge related to the corporate jet and Belgium radio operation long-lived assets, respectively, which is reflected in impairment losses in the accompanying statements of operations. The Company also recorded impairment charges for its Bulgarian foreign broadcast licenses and Orange Coast advertising base definite-lived intangible assets during the year ended February 28, 2009. See Note 12 for more discussion.
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
     u. Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these financial instruments. The fair value of our interest rate swap agreements is an estimate of the amount that the Company would pay at the reporting date if the contracts were transferred to another party or cancelled by either party. The Company estimates the fair value of the contracts as of February 29, 2008 and February 28, 2009 was a liability of $7.6 million and $6.8 million, respectively. Historically, the carrying amount of our Credit Agreement debt approximates fair value due to the variable interest rate on such debt. However, due to turmoil in the credit markets beginning in July 2007, our Credit Agreement debt began to trade at a significant discount to its carrying value. The fair value of our Credit Agreement debt as of February 29, 2008 and February 28, 2009 was $364.1 million and $183.3 million, respectively, and its carrying value was $438.7 million and $421.4 million, respectively. The fair value of our 6.25% Series A cumulative convertible preferred stock, based on quoted market prices as of February 29, 2008 and February 28, 2009, was $76.8 million and $5.6 million, respectively, and its carrying value was $143.8 million and $140.5 million, respectively.
     v. National Representation Agreement
     On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which is reflected as a noncash contract termination fee in the accompanying consolidated statement of operations. The liability established as a result of the termination represents an incentive received from Katz that will be recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 29, 2008 and February 28, 2009.
     As part of the representation agreement, Katz guaranteed a minimum amount of national sales for Emmis’ fiscal years ended February 2008 and 2009. For the years ended February 29, 2008 and February 28, 2009, actual national sales as defined by the representation agreement were approximately $3.7 million and $10.2 million lower, respectively, than the guaranteed minimum amount of national sales. As such, Emmis recognized $3.7 million and $10.2 million of additional net revenues for the years ended February 29, 2008 and February 28, 2009, respectively. The performance guarantees of $3.7 million and $10.2 million are included in other current assets in the accompanying consolidated balance sheets and were collected in May 2008 and April 2009, respectively. The performance guarantees do not extend past February 28, 2009.
     w. Liquidity
     The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $143.2 million at February 28, 2009, but $73.2 million after giving effect to the First Amendment (see Note 18). Based on these projections and certain planned expense reductions, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, a continued worsening economy, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors”, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
     x. Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for us as of March 1, 2009. While we do not believe that the adoption of EITF 07-5 will have an effect on our financial position, results of operations or cash flows, we are still currently assessing the pronouncement.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for us as of March 1, 2009 and earlier adoption is prohibited. While we do not believe that the adoption of FSP EITF 03-6-1will have an effect on our financial position, results of operations or cash flows, we are still currently assessing the pronouncement.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations, and cash flows. SFAS No. 161 was adopted by the Company on December 1, 2008 and changed the disclosure requirements related to the Company’s derivative instruments and hedging activities (See Note 8). The adoption of SFAS No. 161 had no impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. SFAS No. 160 is effective for us as of March 1, 2009. As of February 29, 2008 and February 28, 2009, minority interests characterized as liabilities in the accompanying consolidated balance sheets were $53,758 and $53,021, respectively. These amounts will be recharacterized as noncontrolling interests as a component of shareholders’ equity (deficit) when SFAS No. 160 is adopted on March 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and could impact our acquisition strategy. SFAS No. 141R, which is effective for us as of March 1, 2009, will apply to all business combinations that close on or after March 1, 2009.
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
     y. Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 28, 2009 presentation. The reclassifications have no impact on net income (loss) previously reported.
2. COMMON STOCK
     Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 29, 2008 and February 28, 2009, no shares of Class C common stock were issued or outstanding.

     On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. During the year ended February 29, 2008, the Company repurchased 2.2 million shares for $13.9 million (average price of $6.23 per share). No common stock repurchases pursuant to this program were made during the year ended February 28, 2009.
3. REDEEMABLE PREFERRED STOCK
     Each share of redeemable preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price is $20.495, which results in a conversion ratio of 2.44 shares of common stock per share of preferred stock. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share. Emmis may redeem the preferred stock for cash at 100% of the liquidation preference per share, plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date. During the quarter ended February 28, 2009, 65,830 shares of preferred stock were converted into 160,625 shares of common stock.
     Emmis last paid its quarterly dividend on October 15, 2008. As of February 28, 2009, dividends in arrears totaled $2.2 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of Preferred Stock are entitled to elect two persons to our board of directors. Payment of future dividends on the Preferred Stock will be determined by the Company’s Board of Directors. We do not know when or whether we will resume paying such dividends.
4. SHAREHOLDERS’ EQUITY (DEFICIT)
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
5. SHARE-BASED PAYMENTS
     The Company adopted the fair value recognition provisions of SFAS No. 123R on March 1, 2006, using the modified-prospective-transition method. The amounts recorded as share-based compensation expense under SFAS No. 123R primarily relate to restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans, and annual stock option and restricted stock grants. Nonvested options do not share in dividends.
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
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend (see Note 4). Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2007, 2008 and 2009:

	Year Ended February 28 (29),
	2007	2008	2009
Risk-Free Interest Rate:	4.7% - 4.8%	4.4% - 4.9%	1.7% - 3.5%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0	6.0	6.0 - 6.5
Expected Volatility:	48.2% - 58.3%	46.1% - 47.5%	48.6% - 70.1%
     The following table presents a summary of the Company’s stock options outstanding at February 28, 2009, and stock option activity during the year ended February 28, 2009 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	7,600,063	$16.08
Granted	907,839	2.20
Exercised	—	—
Forfeited	30,392	5.48
Expired	126,708	16.83

Outstanding, end of year	8,350,802	14.60	4.4	$—
Exercisable, end of year	6,814,708	16.74	3.4	$—
     The Company received less than $0.1 million of cash from option exercises in the year ended February 2007, and did not receive any cash from option exercises in the years ended February 2008 and 2009. The Company did not record an income tax benefit related to option exercises in the years ended February 2007, 2008 and 2009.
     The weighted average grant date fair value of options granted during the years ended February 2007, 2008 and 2009 was $6.44, $4.24 and $1.10, respectively. The total intrinsic value of options exercised during the years ended February 2007, 2008 and 2009 was $0.2 million, $0 million and $0 million, respectively.
     A summary of the Company’s nonvested options at February 28, 2009, and changes during the year ended February 28, 2009, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	1,114,164	$5.16
Granted	907,839	1.10
Vested	455,517	5.36
Forfeited	30,392	2.84

Nonvested, end of year	1,536,094	2.73

     There were 2.2 million shares available for future grants under the various option plans at February 28, 2009. The vesting dates of outstanding options range from March 2009 to September 2011, and expiration dates range from October 2009 to December 2018.

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
     The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2009, and restricted stock activity during the year ended February 28, 2009 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	626,049	$12.62
Granted	1,244,808	2.26
Vested (restriction lapsed)	1,182,383	4.99
Forfeited	44,390	5.75

Grants outstanding, end of year	644,084	7.08

     The total grant date fair value of shares vested during the years ended February 2007, 2008 and 2009 was $4.2 million, $3.5 million and $5.9 million, respectively.
Recognized Noncash Compensation Expense
     The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three years ended February 28, 2009:

	Year Ended February 28 (29),
	2007	2008	2009
Station operating expenses excluding depreciation and amortization expense	$3,259	$2,874	$2,539
Corporate expenses	4,465	4,326	3,283

Stock-based compensation expense included in operating expenses	7,724	7,200	5,822
Tax benefit	(3,167)	(2,952)	(2,387)

Recognized stock-based compensation expense, net of tax	$4,557	$4,248	$3,435

     As of February 28, 2009, there was $2.6 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.
6. CREDIT AGREEMENT AND RELATED DEFERRED DEBT ISSUANCE COSTS
     The Credit Agreement was comprised of the following at February 29, 2008 and February 28, 2009:

	2008	2009
Revolver	$—	$—
Term Loan B	438,693	421,355

	438,693	421,355

Less: current maturities	(4,387)	(4,214)

	$434,306	$417,141

     On November 2, 2006, EOC amended and restated its Credit Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. At February 29, 2008 and February 28, 2009, $2.2 million and $1.8 million, respectively, in letters of credit were outstanding. The Credit Agreement also provided, at February 28, 2009, for the ability to have incremental facilities of up to $450 million, a portion of which may be allocated to a revolver. A portion of the revolver access was reduced pursuant to an amendment to the Credit Agreement in March 2009 (See Note 18). Emmis may access the incremental facility on one or more occasions, subject to certain provisions, including a potential market adjustment to the pricing of the entire Credit Agreement.
     All outstanding amounts under the Credit Agreement bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the Credit Agreement) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the Credit Agreement. The margins over the Eurodollar Rate and the alternative base rate are 2.00% and 1.00%, respectively, for the term loan facility. Interest is due on a calendar quarter basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning six months after closing, the Credit Agreement required Emmis to maintain fixed interest rates, for at least a three year period, on a minimum of 30% of its total outstanding debt, as defined. Emmis fulfilled this requirement through interest rate swap agreements. See Note 8 for further discussion.
     The term loan and revolver mature on November 1, 2013 and November 2, 2012, respectively. Beginning on August 31, 2007, the borrowings under the term loan are payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. The annual amortization schedule for the Credit Agreement, based upon amounts outstanding at February 28, 2009, is as follows:

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2010	—	4,214	4,214
2011	—	4,214	4,214
2012	—	4,214	4,214
2013	—	4,214	4,214
2014	—	404,499	404,499

Total	$—	$421,355	$421,355

     Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the Credit Agreement. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the Credit Agreement.
     Borrowings under the Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios, including: (1) Consolidated Total Funded Debt to Consolidated Operating Cash Flow (each as defined in our Credit Agreement) of 6 times; and (2) Consolidated Operating Cash Flow to Consolidated Fixed Charges (each as defined in our Credit Agreement) of 1.25 times. The Consolidated Total Funded Debt to Consolidated Operating Cash Flow ratio required by the Credit Agreement changes to 5.5 times on May 31, 2010, 5 times on February 28, 2011, 4.5 times on November 30, 2011 and 4 times for all periods after May 31, 2012. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. See Note 1w for further discussion. The Credit Agreement provides that an event of default will occur if there is a change of control of Emmis, as defined. The payment of principal, premium and interest under the Credit Agreement is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the Credit Agreement.
     In connection with various fiscal 2007 debt restructuring and financing activities, the Company expensed substantially all deferred debt issuance costs existing as of February 28, 2006. These expenses are reflected as loss on debt extinguishment in the accompanying consolidated statement of operation for the year ended February 28, 2007. The deferred debt issuance costs of $3.2 million and $2.7 million, net, as of February 29, 2008 and February 28, 2009, respectively, primarily relates to costs incurred when we entered into our Credit Agreement in November 2006.

     On March 3, 2009, the Company amended certain provisions of its Credit Agreement. See Note 18 for more discussion.
7. OTHER LONG-TERM DEBT
     Other long-term debt was comprised of the following at February 29, 2008 and February 28, 2009:

	2008	2009
Hungary license obligation	$3,030	$1,003
Other	107	54

Total other long-term debt	3,137	1,057

Less: current maturities	(1,241)	(1,049)

	$1,896	$8

     Our 59.5% owned Hungarian subsidiary, Slager Radio Rt., has certain obligations which are consolidated in our financial statements due to our majority ownership interest. However, Emmis is not a guarantor of nor are we required to fund these obligations. Subsequent to the license restructuring completed in December 2002, Slager Radio must pay, in Hungarian forints, five equal annual installments that commenced in November 2005 and end in November 2009, for a radio broadcast license to the Hungarian government. The obligation is non-interest bearing. The license obligation has been discounted at an imputed interest rate of approximately 7% to reflect the obligation at its fair value. The license obligation of $1.0 million (in U.S. dollars) as of February 28, 2009, is reflected net of an unamortized discount of $0.1 million.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
     The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage interest rate exposure with the following objectives:
•	manage current and forecasted interest rate risk while maintaining optimal financial flexibility and solvency
•	proactively manage the Company’s cost of capital to ensure the Company can effectively manage operations and execute its business strategy, thereby maintaining a competitive advantage and enhancing shareholder value
•	comply with covenant requirements in the Company’s Credit Agreement
Cash Flow Hedges of Interest Rate Risk
     The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its Credit Agreement, the Company is required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the Credit Agreement) for a period of at least three years.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the fiscal years ended February 2007, 2008 and 2009.

     Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2010, the Company estimates that an additional $7.6 million will be reclassified as an increase to interest expense.
     As of February 28, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	3	$340,000
     In March 2007, the Company entered into a three-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 4.795% on $165 million of notional principal to Bank of America, and Bank of America pays to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). In March 2008, the Company entered into an additional three-year Swap, whereby the Company pays a fixed rate of 2.964% on $100 million of notional principal to Deutsche Bank, and Deutsche Bank pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. In January 2009, the Company entered into an additional two-year Swap effective as of March 28, 2009, whereby the Company pays a fixed rate of 1.771% on $75 million of notional principal to Deutsche Bank, and Deutsche Bank pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR.
     The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 29, 2008 and February 28, 2009. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 29, 2008 and February 28, 2009, if the agreements were transferred to other parties or cancelled by the Company, and in the case of the February 28, 2009 derivative instrument, as further adjusted by a SFAS No. 157 credit adjustment.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 29, 2008		As of February 28, 2009		As of February 29, 2008		As of February 28, 2009
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Swap Agreements	N/A	$—	N/A	$—	Other Noncurrent Liabilities	$7,580	Other Noncurrent Liabilities	$6,777

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$7,580		$6,777

     The tables below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of February 2007, 2008 and 2009.

								Location of Gain or (Loss)
				Location of Gain or				Recognized in Income on
				(Loss) Reclassified	Amount of Gain or (Loss) Reclassified from			Derivative (Ineffective	Amount of Gain or (Loss) Recognized in
Derivatives in SFAS 133	Amount of Gain or (Loss) Recognized in OCI on			from Accumulated	Accumulated OCI into Income (Effective			Portion and Amount	Income on Derivative (Ineffective Portion and
Cash Flow Hedging	Derivative (Effective Portion)			OCI into Income	Portion)			Excluded from	Amount Excluded from Effectiveness Testing)
Relationships	2007	2008	2009	(Effective Portion)	2007	2008	2009	Effectiveness Testing)	2007	2008	2009

Interest Rate Swap Agreements	$—	$(5,126)	$(2,793)	Interest expense	$—	$654	$(3,267)	N/A	$—	$—	$—

Total	$—	$(5,126)	$(2,793)		$—	$654	$(3,267)		$—	$—	$—

Credit-risk-related Contingent Features
     The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s existing counterparties on its interest rate swaps are Bank of America and Deutsche Bank.
     In accordance with SFAS No. 157, the Company makes Credit Value Adjustments (CVA’s) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2009, the fair value of our derivative instruments was net of $2.0 million in CVA.
     The Company’s interest rate swap agreements with Bank of America and Deutsche Bank incorporate the loan covenant provisions of the Company’s Credit Agreement. Both Bank of America and Deutsche Bank are lenders under the Company’s Credit Agreement. Failure to comply with the loan covenant provisions of the Credit Agreement could result in the Company being in default of its obligations under the interest rate swap agreements.
     As of February 28, 2009, the Company has not posted any collateral related to the interest rate swap agreements.
9. FAIR VALUE MEASUREMENTS
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
          The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2009. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$24,415	$—	$24,415
Available for sale securities	—	—	452	452

Total assets measured at fair value on a recurring basis	$—	$24,415	$452	$24,867

Interest rate cash flow hedge	—		6,777	6,777

Total liabilities measured at fair value on a recurring basis	$—	$—	$6,777	$6,777

Cash Equivalents — A majority of Emmis’ domestic cash equivalents are invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and are therefore considered a Level 2 input.
Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is recorded at fair value, which is materially consistent with the Company’s cost basis. This is considered a Level 3 input.
Derivative Instruments — Emmis’ derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve, as adjusted for the CVA discussed in Note 8. Because a more than insignificant portion of the valuation is based upon unobservable inputs, these interest rate swaps are considered a Level 3 input.
          The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Year Ending
	February 28, 2009
	Available
	For Sale	Derivative
	Securities	Instruments
Balance as of February 29, 2008	$1,452	$—
Purchases	250	—
Transfers in	—	8,823
Unrealized losses in other comprehensive income	—	(2,046)
Other than temporary impairment loss	(1,250)	—

Balance as of February 28, 2009	$452	$6,777

          During the year ended February 28, 2009, Emmis determined that the entire amount of one of its available for sale securities consisting of preferred stock and warrants of a company that specializes in the development and distribution of mobile and on-line games was impaired and the impairment was other-than-temporary. As such, Emmis recorded an impairment loss of $1.3 million, which is included in other expenses in the accompanying consolidated statements of operations for the year ended February 28, 2009.
10. ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
Sale of WVUE-TV to Louisiana Media Company
     On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash. The Company recognized a loss on the sale of WVUE-TV of $0.6 million, net of tax benefits of $0.4 million, which is included in income from discontinued operations in the accompanying statements of operations. In connection with the sale, the Company paid discretionary bonuses to the employees of WVUE totaling $0.8 million, which is included in the calculation of the loss on sale. The sale of WVUE-TV completes the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets.
Purchase of Infopress & Company OOD
     On December 17, 2007, Emmis acquired 100% of the shares of Infopress & Company OOD for $8.8 million. Infopress & Company OOD operated Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria. The acquisition was financed with cash on hand. The Company recorded $7.3 million of goodwill, none of which is deductible for income tax purposes. The operating results from December 17, 2007 through December 31, 2008 are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Inforadio reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation was as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$24	Less than one year
Other current assets	58	Less than one year

Broadcasting equipment	324	5 years

International broadcast license	1,471	60 months
Goodwill	7,335	Indefinite

Accounts payable and accrued expenses	(385)
Other current liabilities	(40)

Total purchase price	$8,787

     Subsequent to the December 2008 calendar year-end, we completed a series of transactions that gave the Company 100% control over all Bulgarian radio networks for a combined cash purchase price of $4.4 million. These transactions were funded with international cash on hand.
Purchase of Orange Coast Kommunications, Inc.
     On July 25, 2007, Emmis acquired Orange Coast Kommunications, Inc., publisher of Orange Coast, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld at the original closing, but was paid in April 2008. As of February 29, 2008, this $0.3 million was classified as accounts payable in the accompanying consolidated balance sheets. Orange Coast fits Emmis’ niche of publishing quality city and regional magazines. Orange Coast serves the affluent area of Orange County, CA, and also provides synergies with our other California-based publication, Los Angeles. The acquisition was financed through borrowings under the Credit Agreement. The Company has recorded $2.9 million of goodwill, none of which is deductible for income tax purposes. The operating results of Orange Coast from July 25, 2007, through February 28, 2009, are included in the accompanying consolidated statements of operations. The purchase price allocation was as follows:

Asset Description	Amount	Asset Lives
Accounts receivable	$570	Less than one year
Other current assets	73	Less than one year

Furniture and fixtures	20	5 years

Goodwill	2,852	Indefinite
Trademark	2,922	15 years
Advertiser list	1,162	4 years
Other definite lived intangibles	312	3 years

Other current liabilities	(564)
Deferred income taxes	(490)

Total purchase price	$6,857

Sale of KGMB-TV to HITV Operating Company, Inc.
     On June 4, 2007, Emmis closed on its sale of KGMB-TV in Honolulu to HITV Operating Co, Inc. for $40.0 million in cash. Emmis recorded a gain on sale of $10.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.

Sale of KMTV-TV to Journal Communications, Inc.
     On March 27, 2007, Emmis closed on its sale of KMTV-TV in Omaha, NE to Journal Communications, Inc. (Journal) and received $10.0 million in cash. Journal had been operating KMTV-TV under a Local Programming and Marketing Agreement since December 5, 2005.
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
Sale of WBPG-TV to LIN Television Corporation
     On July 7, 2006, Emmis closed on its sale of WBPG-TV in Mobile, AL / Pensacola, FL to LIN Television Corporation for $3.0 million in cash. LIN Television Corporation had been operating WBPG-TV under a Local Programming and Marketing Agreement since November 30, 2005. Emmis recorded a gain on sale of $1.1 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
Sale of WRDA-FM to Radio One, Inc.
     On May 5, 2006, Emmis closed on its sale of WRDA-FM in St. Louis, MO to Radio One, Inc. for $20.0 million in cash. Emmis recorded a gain on sale of $4.2 million, net of tax, which is included in discontinued operations in the accompanying consolidated statements of operations.
11. PRO FORMA FINANCIAL INFORMATION
     Unaudited pro forma summary information is presented below for the year ended February 29, 2008 assuming the acquisition (and related net borrowings) of Orange Coast Kommunications, Inc. (publisher of Orange Coast), and the acquisition of Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network) had occurred on March 1, 2007. Both of these acquisitions are fully reflected in the Company’s results of operations for the year ended February 28, 2009.
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

For the year ended
February 29, 2008
Pro Forma
Net revenues	$361,437

Loss from continuing operations	$(20,293)

Loss available to common shareholders	$(29,277)

Net loss per share available to common shareholders:

Basic	$(0.80)

Diluted	$(0.80)

12. INTANGIBLE ASSETS AND GOODWILL
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill and certain intangibles at least annually for impairment. The intangibles will be written down and charged to results of operations in periods in which the recorded value of goodwill and certain intangibles is greater than its fair value. FCC licenses are renewed every eight years for a nominal amount, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.
          Indefinite-lived Intangibles
     As of February 29, 2008 and February 28, 2009, the carrying amounts of the Company’s FCC licenses were $801.3 and $496.7 million, respectively. These amounts are entirely attributable to our radio division.
     The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year, but given economic conditions and continued revenue declines in the domestic radio broadcasting industry, the Company performed an interim impairment review as of October 1. In connection with our interim impairment review, we recognized a noncash impairment loss of $187.6 million that reduced the carrying value of our FCC licenses in each of our domestic radio markets. In connection with our fiscal 2009 annual impairment review performed on December 1, 2008, we recognized an additional noncash impairment loss of $117.0. The impairment losses associated with our interim and annual reviews during fiscal 2009 mostly relate to lower than expected market revenues and expectations for slower future revenue growth in all of our domestic radio markets. In connection with our fiscal 2008 annual impairment review, we recognized a noncash impairment loss of $18.0 million related to radio stations in St. Louis and Terre Haute. This impairment loss principally related to lower than expected market growth in St. Louis and Terre Haute in fiscal 2008, which led us to reduce our growth estimates for these markets in future years. No impairment was recorded in connection with our fiscal 2007 annual impairment review. The annual required impairment tests may result in future periodic write-downs.
          Goodwill
     As of February 29, 2008 and February 28, 2009, the carrying amount of the Company’s goodwill was $81.3 million and $29.4 million, respectively. As of February 29, 2008, approximately $26.2 million and $55.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of February 28, 2009, approximately $6.3 million and $23.1 million of our goodwill was attributable to our radio and publishing divisions, respectively.
     In connection with our interim and annual impairment reviews in fiscal 2009, we recognized noncash impairment losses of $22.6 million and $35.7 million, respectively, that reduced the carrying value of our goodwill recorded at our Chicago, Austin and Bulgaria radio markets and our Orange Coast, Los Angeles and Texas Monthly publications. No impairment was recorded as a result of fiscal 2008 and 2007 impairment tests. The annual required impairment tests may result in future periodic write-downs.
          Definite-lived intangibles
     The following table presents the weighted-average life at February 28, 2009 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at February 29, 2008 and February 28, 2009:

		February 29, 2008			February 28, 2009
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign broadcasting licenses	6.9	$43,475	$22,052	$21,423	$33,848	$25,524	$8,324
Favorable office leases	6.4	688	501	187	688	605	83
Trademarks	19.6	3,687	531	3,156	3,687	754	2,933
Customer list	4.0	1,162	169	993	692	460	232
Noncompete and other	3.0	312	61	251	312	164	148

TOTAL		$49,324	$23,314	$26,010	$39,227	$27,507	$11,720

     During the year ended February 28, 2009, we determined that the carrying values of our Bulgarian networks foreign broadcasting licenses and the advertising base intangible asset related to our Orange Coast publication exceeded their fair value. As such, we recognized a noncash impairment loss of $2.6 million and $0.5 million related to the Bulgarian and Orange Coast definite-lived intangibles, respectively. During our year ended February 29, 2008, we determined that the carrying value of our foreign broadcast licenses in Belgium were not recoverable. As such, the Company recognized a noncash impairment loss of $3.2 million. Total amortization expense from definite-lived intangibles for the years ended February, 2007, 2008 and 2009 was $3.9 million, $4.3 million and $4.4 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded as of February 28, 2009:

YEAR ENDED FEBRUARY 28 (29),
2010	$3,601
2011	2,075
2012	1,971
2013	1,916
2014	306
13. EMPLOYEE BENEFIT PLANS
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
     2004 Equity Incentive Plan
     At the 2004 annual meeting, the shareholders of Emmis approved the 2004 Equity Compensation Plan (the Plan). Under this plan, awards equivalent to 4.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under these plans) increase the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). No more than 1.0 million shares of Class B common stock are available for grant and issuance from the 4.0 million additional shares of stock originally authorized for delivery under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 1.9 million shares of common stock were available for grant at February 28, 2009. Certain stock awards remained outstanding as of February 28, 2009. Subsequent to February 28, 2009, options were granted to employees to purchase an additional 1.4 million shares of Emmis Communications Corporation common stock at a range of $0.295 per share to $0.355 per share. The vesting dates of these option grants ranges from February 29, 2012 to March 2, 2012.
     b. 401(k) Retirement Savings Plan
     Emmis sponsors a Section 401(k) retirement savings plans that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plans up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. During the years ended February 28, 2007 and February 29, 2008, the Company elected to match annual employee 401(k) contributions up to a maximum of $2 thousand per employee, one-half of the contribution made in Emmis stock. During the year ended February 28, 2009, the Company suspended the cash match, but continued to make the discretionary stock match. Emmis’ discretionary contributions to the plans for continuing operations totaled $1.8 million, $1.7 million and $0.9 million for the years ended February 28, 2007, February 29, 2008 and February 28, 2009, respectively.
     c. Defined Contribution Health and Retirement Plan
     Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $699, $779 and $626 for the years ended February 2007, 2008 and 2009, respectively.
14. OTHER COMMITMENTS AND CONTINGENCIES
     a. Commitments of our continuing operations
     The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments at February 28, 2009 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2010	$10,339	$1,697	$19,592	$20,232	$51,860
2011	8,297	523	8,644	9,299	26,763
2012	7,340	—	680	9,737	17,757
2013	6,424	—	230	5,677	12,331
2014	4,721	—	—	175	4,896
Thereafter	20,927	—	—	838	21,765

Total	$58,048	$2,220	$29,146	$45,958	$135,372

     Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through February 2022. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. Rental expense for continuing operations during the years ended February 2007, 2008 and 2009 was approximately $7.6 million, $8.6 million and $7.6 million, respectively.
     There are no material commitments related to our discontinued operations.

     b. Litigation
     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.
     Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.
15. INCOME TAXES
     The provision (benefit) for income taxes for the years ended February 2007, 2008 and 2009, consisted of the following:

	2007	2008	2009
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,021	2,061	3,413

	1,021	2,061	3,413

Deferred:
Federal	1,862	(5,235)	(79,931)
State	991	474	(12,281)
Foreign	(228)	257	(513)

	2,625	(4,504)	(92,725)

Provision (benefit) for income taxes	$3,646	$(2,443)	$(89,312)

Other Tax Related Information:

Taxes associated with minority interest earnings	(2,587)	(2,763)	(2,539)
Tax provision of discontinued operations	78,622	12,826	1,930
     United States and foreign income (loss) before income taxes for the years ended February 2007, 2008 and 2009 was as follows:

	2007	2008	2009
United States	$2,276	$(19,658)	$(360,059)
Foreign	4,815	4,537	1,012

Income (loss) before income taxes	$7,091	$(15,121)	$(359,047)

     The provision (benefit) for income taxes for the years ended February 2007, 2008 and 2009 differs from that computed at the Federal statutory corporate tax rate as follows:

	2007	2008	2009
Computed income taxes at 35%	$2,481	$(5,292)	$(125,666)
State income tax	991	474	(12,281)
Foreign taxes	(982)	714	(254)
Nondeductible stock compensation and Section 162 disallowance	265	1,021	1,486
Entertainment disallowance	576	677	620
Increase in US federal valuation allowance	—	—	32,476
Impairment charges on goodwill with no tax basis	—	—	14,030
Other	315	(37)	277

Provision (benefit) for income taxes	$3,646	$(2,443)	$(89,312)

     The components of deferred tax assets and deferred tax liabilities at February 29, 2008 and February 28, 2009 are as follows:

	2008	2009
Deferred tax assets:
Net operating loss carryforwards	$13,073	$23,836
Definite-lived intangibles	5,250	4,689
Compensation relating to stock options	3,693	3,487
Interest rate exchange agreement	3,108	2,779
Deferred revenue	6,231	5,491
Tax credits	5,861	5,883
Investments in subsidiairies	1,050	1,751
Other	3,282	4,615
Valuation allowance	(9,338)	(38,704)

Total deferred tax assets	32,210	13,827

Deferred tax liabilities
Indefinite-lived intangible assets	(193,453)	(79,263)
Fixed assets	(9,116)	(539)
Foreign unremitted earnings	—	(9,775)
Other	(1,047)	(544)

Total deferred tax liabilities	(203,616)	(90,121)

Net deferred tax liabilities	$(171,406)	$(76,294)

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company increased its valuation allowance by for all jurisdictions $29.4 million to $38.7 million as of February 28, 2009 from $9.3 million as of February 29, 2008, to reflect a valuation allowance for the majority of its total domestic net deferred tax assets. The increase in the valuation allowance was primarily the result of charges; recoveries during the year ended February 28, 2009 were not material to the overall change. As part of its assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its deferred tax assets (“DTAs”) based on the deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because this DTL would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. The increase in the valuation allowance was primarily due to the cumulative losses incurred by the Company over the past three years (primarily as a result of impairment charges recorded during the year ended February 28, 2009) and the recording of a full valuation reserve against the majority of its domestic net deferred tax assets, excluding indefinite lived intangibles. The valuation allowance as of February 28, 2009 included $2.8 million for an income tax benefit recorded in other comprehensive income (loss). At February 29, 2009, $1.849 in current deferred tax assets were recorded with other current assets in the accompanying consolidated balance sheets.

     The Company has considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance. The Company will assess quarterly whether it remains more likely than not that the deferred tax assets will not be realized. In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.
     A valuation allowance has been provided for the net operating loss carryforwards, which do not expire, related to the Company’s Belgium subsidiary. Additionally, a valuation allowance has been provided for the net operating loss carryforwards related to Federal and most state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized. The state net operating loss carryforwards expire between the years ending February 2010 and February 2029.
     The $5.9 million of tax credits at February 28, 2009 relate to alternative minimum tax carryforwards that can be carried forward indefinitely. A valuation allowance has been placed against this deferred tax asset.
     United States Federal and state deferred income taxes have been recorded on undistributed earnings of foreign subsidiaries because such earnings are not intended to be indefinitely reinvested in these foreign operations. At February 28, 2009, we had an aggregate of $19.8 million of unremitted earnings of foreign subsidiaries that, when distributed, would result in additional U.S. income taxes of $9.8 million.
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
     The adoption of FIN 48 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of FIN 48 on March 1, 2007, the estimated value of the Company’s net uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of February 28, 2009, the estimated value of the Company’s net uncertain tax positions is approximately $1.5 million, $0.4 million of which is included in deferred income taxes, $1.0 million of which is included in other current liabilities and $0.1 million of which is included in noncurrent liabilities.
     The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 29, 2008 and February 28, 2009:

	For the year ending February 28 (29),
	2008	2009
Gross unrecognized tax benefit — opening balance	$878	$864
Gross increases — tax positions in prior periods	150	875
Gross decreases — tax positions in prior periods	(164)	—

Gross unrecognized tax benefit — ending balance	$864	$1,739

     Included in the balance of unrecognized tax benefits at February 28, 2009 are $1.5 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. No additional significant increases or decreases in unrecognized tax benefits are expected within the next twelve months.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2009 and in total, as of February 28, 2009, has recognized a liability for interest of $0.1 million.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various international jurisdictions. The Company has a number of federal, state and foreign income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years ending February 28, 2002 to present.
16. SEGMENT INFORMATION
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

	Net Revenues for the Year Ended February 28 (29),			Long-lived Assets as of February 28 (29),
	2007	2008	2009	2007	2008	2009
Hungary	18,608	20,579	23,911	5,360	4,261	2,110
Belgium	1,317	1,803	2,031	3,604	684	34
Slovakia	10,582	14,839	18,195	11,491	10,843	9,965
Bulgaria	1,861	3,943	3,858	6,806	15,291	3,722
     The following tables summarize the results of operations and total assets of our business segments for the years ended February 28, 2007, February 29, 2008 and February 28, 2009.

YEAR ENDED FEBRUARY 28, 2009	Radio	Publishing	Corporate	Consolidated
Net revenues	$250,883	$82,990	$—	$333,873
Station operating expenses excluding depreciation and amortization expense	180,749	76,322	—	257,071
Corporate expenses excluding depreciation and amortization expense	—	—	18,503	18,503
Depreciation and amortization	10,955	1,231	2,152	14,338
Impairment loss	333,735	32,422	7,251	373,408
Restructuring charge	1,521	599	2,088	4,208
(Gain) loss on disposal of fixed assets	25	1	(12)	14

Operating income (loss)	$(276,102)	$(27,585)	$(29,982)	$(333,669)

Assets — continuing operations	$627,703	$52,263	$59,190	$739,156
Assets — discontinued operations	—	50	5	55

Total assets	$627,703	$52,313	$59,195	$739,211

YEAR ENDED FEBRUARY 29, 2008	Radio	Publishing	Corporate	Consolidated
Net revenues	$266,120	$91,939	$—	$358,059
Station operating expenses excluding depreciation and amortization expense	188,440	78,258	—	266,698
Corporate expenses excluding depreciation and amortization expense	—	—	20,883	20,883
Depreciation and amortization	10,947	971	2,471	14,389
Impairment loss	21,225	—	—	21,225
Contract termination fee	15,252	—	—	15,252
Gain on disposal of fixed assets	(104)	—	—	(104)

Operating income (loss)	$30,360	$12,710	$(23,354)	$19,716

Assets — continuing operations	$963,420	$87,136	$40,808	$1,091,364
Assets — discontinued operations	—	949	47,427	48,376

Total assets	$963,420	$88,085	$88,235	$1,139,740

YEAR ENDED FEBRUARY 28, 2007	Radio	Publishing	Corporate	Consolidated
Net revenues	$271,929	$84,834	$—	$356,763
Station operating expenses excluding depreciation and amortization expense	178,940	72,668	—	251,608
Corporate expenses excluding depreciation and amortization expense	—	—	28,176	28,176
Depreciation and amortization	9,988	626	2,653	13,267
Loss on disposal of fixed assets	4	—	—	4

Operating income (loss)	$82,997	$11,540	$(30,829)	$63,708

17. RELATED PARTY TRANSACTIONS
     Although Emmis no longer makes loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during fiscal 2009 was $1,011 and the balance at February 29, 2008 and February 28, 2009 was $984 and $1,011, respectively. This loan bears interest at our cost of debt under our Credit Agreement, which at February 29, 2008 and February 28, 2009 was approximately 6.8% and 4.8% per annum, respectively.
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
     During the last three fiscal years, Emmis leased an airplane and was party to a timeshare agreement with Mr. Smulyan with respect to his personal use of the airplane. On April 14, 2009, we sold the airplane and the timeshare agreement terminated. Under the timeshare agreement, whenever Mr. Smulyan used the airplane for non-business purposes, he paid Emmis for the aggregate incremental cost to Emmis of operating the airplane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost of operating the airplane for the applicable trip). With respect to the personal flights during the years ended February 28, 2007, February 29, 2008 and February 28, 2009, Mr. Smulyan paid Emmis approximately $313, $171 and $31, respectively, for expenses under the timeshare arrangement. In addition, under IRS regulations, to the extent Mr. Smulyan or any other officer or director allows non-business guests to travel on the airplane on a business trip or takes the airplane on a non-business detour as part of a business trip, additional compensation is attributed to Mr. Smulyan or the applicable officer or director. Generally, these trips on which compensation is assessed pursuant to IRS regulations do not result in any material additional cost or expense to Emmis.

     A person who shares a household with Michael Levitan, our former Executive Vice President of Human Resources, is the President of EchoPoint Media, a media buying agency in Indianapolis. During the years ended February 2007, 2008 and 2009, Emmis paid EchoPoint approximately $143, $156 and $92 in agency commissions. During the years ended February 28, 2007 and February 29, 2008, Emmis paid approximately $250 and $195 for advertisements placed for Emmis by EchoPoint, respectively. Emmis did not use EchoPoint’s services to place advertisements during the year ended February 2009. Emmis’ revenues prior to agency commissions from advertisements placed by EchoPoint during the years ended February 28, 2007, February 29, 2008 and February 28, 2009, were $1,058, $1,041 and $610, respectively.
     The sister of Richard Leventhal, one of our independent directors, owns Simon Seyz, an Indianapolis business that provides corporate gifts and specialty items. During the three years ended February 2009, Emmis made purchases from Simon Seyz of approximately $101, $128 and $150, respectively.
18. SUBSEQUENT EVENTS
     On March 3, 2009, Emmis and its principal operating subsidiary, Emmis Operating Company, entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment”) by and among Emmis, Emmis Operating Company and Bank of America, N.A., as administrative agent for itself and other Lenders, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (the “Credit Agreement”). Among other things, the First Amendment (i) permits Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) at an amount less than par for an aggregate purchase price not to exceed $50 million, (ii) reduces the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) excludes from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, (iv) makes Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) tightens the restrictions on the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program, and of Emmis Operating Company to conduct transactions with affiliates.
     On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM starts on April 15, 2009 and will continue for up to 7 years, for $7 million a year plus reimbursement of certain expenses. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming to be broadcast.
     In April 2009, Emmis commenced a series of Dutch auction tenders to purchase term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. The Credit Agreement as amended permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28 (29)	Year
Year ended February 28, 2009
Net revenues	$86,024	$94,221	$85,135	$68,493	$333,873
Operating income (loss)	13,213	17,132	(197,280)	(166,734)	(333,669)
Net income (loss) available to common shareholders	(1,050)	1,236	(125,657)	(158,446)	(283,917)
Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$0.02	$(3.45)	$(4.29)	$(7.81)
Discontinued operations	$0.01	$0.01	$—	$(0.03)	$—
Net income (loss) available to common shareholders	$(0.03)	$0.03	$(3.45)	$(4.32)	$(7.81)
Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$0.02	$(3.45)	$(4.29)	$(7.81)
Discontinued operations	$0.01	$0.01	$—	$(0.03)	$—
Net income (loss) available to common shareholders	$(0.03)	$0.03	$(3.45)	$(4.32)	$(7.81)
Year ended February 29, 2008
Net revenues	$86,364	$95,685	$90,561	$85,449	$358,059
Operating income (loss)	12,575	17,124	2,207	(12,190)	19,716
Net income (loss) available to common shareholders	(1,935)	11,810	(2,142)	(18,067)	(10,334)
Basic earnings (loss) per common share:
Continuing operations	$(0.07)	$0.04	$(0.21)	$(0.52)	$(0.74)
Discontinued operations	$0.02	$0.27	$0.15	$0.01	$0.46
Net income (loss) available to common shareholders	$(0.05)	$0.31	$(0.06)	$(0.51)	$(0.28)
Diluted earnings (loss) per common share:
Continuing operations	$(0.07)	$0.04	$(0.21)	$(0.52)	$(0.74)
Discontinued operations	$0.02	$0.27	$0.15	$0.01	$0.46
Net income (loss) available to common shareholders	$(0.05)	$0.31	$(0.06)	$(0.51)	$(0.28)
     Our results of operations are usually subject to seasonal fluctuations, which generally result in higher second and third quarter revenues and operating income. The net income available to common shareholders in the quarter ended August 31, 2007 reflects the gain on sale of television properties of $10.4 million, net of tax. The net loss available to common shareholders in the quarter ended November 30, 2007 includes a $15.3 million noncash contract termination fee related to our change in national sales representation firms. The net loss available to common shareholders in the quarter ended February 29, 2008 includes a $21.2 million noncash impairment charge related to broadcast licenses. The net loss available to common shareholders in the quarter ended November 30, 2008 includes a $210.2 million noncash impairment charge related to broadcast licenses and other indefinite-lived intangibles. The net loss available to common shareholders in the quarter ended February 29, 2009 includes a $163.2 million noncash impairment charge related to broadcast licenses, other indefinite-lived and definite-lived intangibles and certain other long-lived assets. See Notes 1r and 12 for more discussion of the impairment charges.
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
     Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2009, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
     Management’s report on internal control over financial reporting and the attestation report of Emmis Communications Corporation’s independent registered accounting firm are included in Emmis Communications Corporation’s financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by this reference.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance — Certain Committees of the Board of Directors,” “Corporate Governance — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2009 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Employment and Change-in-Control Agreements” and “Compensation Tables” in the Emmis 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2009 Proxy Statement.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights or vesting of restricted stock and restricted stock units under our 1999 Equity Incentive Plan, 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, and 2004 Equity Compensation Plan as of February 28, 2009. Our shareholders have approved these plans.

	Number of Securities to be Issued	Weighted-Average Exercise	Number of Securities Remaining
	Upon Exercise of Outstanding	Price of Outstanding Options,	Available for Future Issuance under
	Options, Warrants and Rights	Warrants, Rights and	Equity Compensation Plans (Excluding
	and Vesting of Restricted Stock	Restricted Stock	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans
Approved by Security Holders	8,994,886	$14.06	1,871,413
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	8,994,886	$14.06	1,871,413

(1)	Subsequent to February 28, 2009, options were granted to employees to purchase an additional 1.4 million shares of Emmis Communications Corporation common stock at a range of $0.295 per share to $0.355 per share. The amount in Column A excludes obligations under employment contracts to issue shares in the future.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Certain

Transactions” in the Emmis 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2009 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
     The financial statements filed as a part of this report are set forth under Item 8.
Financial Statement Schedules
     No financial statement schedules are required to be filed with this report.
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated By-Laws of Emmis Communications Corporation incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2008.

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Amended and Restated Credit and Term Loan Agreement dated November 2, 2006, incorporated by reference to the Company’s Form 8-K filed on November 7, 2006 and First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to the Company’s Form 8-K filed on March 6, 2009.

10.2	Emmis Communications Corporation 2004 Equity Compensation Plan, incorporated by reference from the Company’s proxy statement dated May 28, 2004.++

10.3	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K filed on January 7, 2009.++

10.4	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed on January 7, 2009.++

10.5	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Paul W. Fiddick, incorporated by reference from Exhibit 10.9 to the Company’s Form 8-K filed on January 7, 2009.++

10.6	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Gary L. Kaseff, incorporated by reference from Exhibit 10.10 to the Company’s Form 8-K filed on January 7, 2009.++

10.7	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Michael Levitan, incorporated by reference from Exhibit 10.11 to the Company’s Form 8-K filed on January 7, 2009.++

10.8	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Gary A. Thoe, incorporated by reference from Exhibit 10.12 to the Company’s Form 8-K filed on January 7, 2009.++

10.9	Change in Control Severance Agreement, dated as of March 1, 2009, by and between Emmis Communications Corporation and J. Scott Enright.*++

10.10	Aircraft Time Sharing Agreement dated January 22, 2003, by and between Emmis Operating Company and Jeffrey H. Smulyan, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.11	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to the Company’s Form 10-K for the year ended February 29, 2004.

10.12	Form of Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.13	Form of Restricted Stock Option Grant Agreement, incorporated by reference to the Company’s Form 8-K filed March 7, 2005.++

10.14	Director Compensation Policy effective May 13, 2005, incorporated by reference from Exhibit 10.36 to the Company’s Form 10-K for the year ended February 28, 2005.++

10.15	Change in Control Severance Agreement, dated as of August 24, 2006, by and between Emmis Communications Corporation and Patrick M. Walsh incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 31, 2006.++

10.16	Employment Agreement, dated as of December 15, 2008, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 15, 2008.++

10.17	Amendment to Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed March 6, 2008.++

10.18	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Jeffrey H. Smulyan incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 6, 2008.++

10.19	Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and Jeffrey H. Smulyan incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2009.++

10.20	Employment Agreement, dated as of March 1, 2009, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed March 6, 2009.++

10.21	Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2009.++

10.22	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Gary L. Kaseff incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed March 6, 2008.++

10.23	Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and Gary L. Kaseff incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on January 7, 2009.++

10.24	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Michael Levitan incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed March 6, 2008.++

10.25	Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and

Michael Levitan incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on January 7, 2009.++

10.26	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Gary A. Thoe incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed March 6, 2008.++

10.27	Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and Gary A. Thoe incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed on January 7, 2009.++

10.28	Employment Agreement, effective as of March 1, 2009, by and between Emmis Operating Company and Paul W. Fiddick, incorporated by reference to the Company’ Form 10-Q for the quarter ended August 31, 2008.++

10.29	Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and Paul Fiddick incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on January 7, 2009.++

10.30	Employment Agreement, effective as of March 1, 2009, by and between Emmis Operating Company and J. Scott Enright.*++

10.31	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff.*++

10.32	Asset Purchase Agreement, dated May 2, 2008, among Emmis Television Broadcasting, L.P., Emmis Television License, LLC, Emmis Operating Company and Louisiana Media Company, LLC., incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2008.

12	Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of Emmis.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

Signatures.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: May 14, 2009	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

	SIGNATURE	TITLE

Date: May 14, 2009	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date: May 14, 2009	/s/ Patrick M. Walsh Patrick M. Walsh	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director (Principal Accounting Officer)

Date: May 14, 2009	Susan B. Bayh* Susan B. Bayh	Director

Date: May 14, 2009	Gary L. Kaseff* Gary L. Kaseff	Director

Date: May 14, 2009	Richard A. Leventhal* Richard A. Leventhal	Director

Date: May 14, 2009	Peter A. Lund* Peter A. Lund	Director

Date: May 14, 2009	Greg A. Nathanson* Greg A. Nathanson	Director

Date: May 14, 2009	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright J. Scott Enright
Attorney-in-Fact