Form 10-Q
period 2009-05-31
EMMIS COMMUNICATIONS CORP
filed 2009-07-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 6, 2009, was:

31,987,170	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2008	2009
NET REVENUES	$85,410	$62,429
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $3,301 and$2,767, respectively	62,056	54,521
Corporate expenses excluding depreciation and amortization expense of $531 and $395, respectively	5,633	3,890
Restructuring charge	—	3,350
Impairment loss	—	3,661
Depreciation and amortization	3,832	3,162
Gain on disposal of assets	(7)	(158)

Total operating expenses	71,514	68,426

OPERATING INCOME (LOSS)	13,896	(5,997)

OTHER INCOME (EXPENSE):
Interest expense	(7,057)	(5,619)
Gain on debt extinguishment	—	31,905
Other income (expense), net	(151)	1,605

Total other income (expense)	(7,208)	27,891

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	6,688	21,894

PROVISION FOR INCOME TAXES	3,924	10,083

INCOME FROM CONTINUING OPERATIONS	2,764	11,811

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	161	588

CONSOLIDATED NET INCOME	2,603	11,223

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,407	1,510

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,196	9,713

PREFERRED STOCK DIVIDENDS	2,246	2,195

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,050)	$7,518

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2008	2009
Amounts attributable to common shareholders:
Continuing operations	$(889)	$8,106
Discontinued operations	(161)	(588)

Net income (loss) attributable to common shareholders	$(1,050)	$7,518

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.02)	$0.22
Discontinued operations, net of tax	(0.01)	(0.02)

Net income (loss) attributable to common shareholders	$(0.03)	$0.20

Basic weighted average common shares outstanding	36,120	36,928

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.02)	$0.22
Discontinued operations, net of tax	(0.01)	(0.02)

Net income (loss) attributable to common shareholders	$(0.03)	$0.20

Diluted weighted average common shares outstanding	36,120	37,144
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		May 31,
	February 28,	2009
	2009	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,731	$20,728
Accounts receivable, net	46,348	44,492
Prepaid expenses	18,115	20,171
Other current assets	14,497	2,658
Current assets — discontinued operations	650	441

Total current assets	129,341	88,490

PROPERTY AND EQUIPMENT, NET	55,043	52,834
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	496,711	496,711
Goodwill	29,442	29,442
Other intangibles, net	11,720	10,420

Total intangible assets	537,873	536,573

OTHER ASSETS, NET	8,015	7,606

NONCURRENT ASSETS — HELD FOR SALE	8,900	—

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	39	32

Total assets	$739,211	$685,535

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		May 31,
	February 28,	2009
	2009	(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,365	$10,853
Current maturities of long-term debt	5,263	4,278
Accrued salaries and commissions	7,651	5,806
Accrued interest	2,895	3,217
Deferred revenue	18,805	25,970
Other current liabilities	6,899	6,371
Current liabilities — discontinued operations	1,081	851

Total current liabilities	57,959	57,346

LONG-TERM DEBT, NET OF CURRENT MATURITIES	417,141	343,540

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	8	5

OTHER NONCURRENT LIABILITIES	22,921	30,728

DEFERRED INCOME TAXES	76,294	86,240

Total liabilities	574,323	517,859

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2009 AND MAY 31, 2009	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 31,912,656 shares at February 28, 2009 and 31,982,563 shares at May 31, 2009	319	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 28, 2009 and May 31, 2009	50	50
Additional paid-in capital	524,776	525,296
Accumulated deficit	(551,053)	(541,339)
Accumulated other comprehensive loss	(2,664)	(6,765)

Total shareholders’ deficit	(28,572)	(22,438)

NONCONTROLLING INTERESTS	53,001	49,655

Total equity	24,429	27,217

Total liabilities and equity	$739,211	$685,535

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,603	$11,223
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Discontinued operations	161	588
Impairment loss	—	3,661
Depreciation and amortization	3,990	3,283
Gain on debt extinguishment	—	(31,905)
Provision for bad debts	745	1,231
Provision for deferred income taxes	3,904	9,751
Noncash compensation	2,609	551
Gain on sale of assets	(7)	(158)
Changes in assets and liabilities -
Accounts receivable	(2,434)	(209)
Prepaid expenses and other current assets	95	9,290
Other assets	1,390	(773)
Accounts payable and accrued liabilities	(591)	(5,875)
Deferred revenue	156	7,165
Income taxes	(180)	(837)
Other liabilities	(1,331)	7,763
Net cash provided by (used in) operating activities — discontinued operations	277	(606)

Net cash provided by operating activities	11,387	14,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(694)	(585)
Cash paid for acquisitions	—	(4,882)
Proceeds from the sale of assets	9	9,058
Other	(250)	65
Net cash used in investing activities — discontinued operations	(186)	—

Net cash provided by (used in) investing activities	(1,121)	3,656

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,097)	(113,778)
Proceeds from long-term debt	3,000	73,235
Fees associated with Dutch auction debt tenders	—	(1,013)
Payments of dividends and distributions to noncontrolling interests	(1,398)	(2,645)
Payments of preferred stock dividends	(2,246)	—
Settlement of tax withholding obligations on stock issued to employees	(540)	(25)
Other	(137)	—

Net cash used in financing activities	(5,418)	(44,226)

Effect of exchange rates on cash and cash equivalents	1,239	(2,576)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,087	(29,003)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,498	49,731

End of period	$25,585	$20,728

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$7,844	$5,176
Income taxes, net of refunds	599	930

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	2,473	495
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2009
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2009. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2009, and the results of its operations and cash flows for the three-month periods ended May 31, 2008 and 2009.
Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was adopted by the Company on March 1, 2009, changing the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying condensed consolidated balance sheets. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of SFAS No. 160 resulted in the reclassification of $53,001 and $49,655 of noncontrolling interests to a component of equity at February 28, 2009 and May 31, 2009, respectively. Activity related to noncontrolling interests for the three-month periods ended May 31, 2008 and 2009 was as follows:

	Three Months Ended May 31,
	2008	2009
Noncontrolling interest, beginning of period	$53,758	$53,001
Net income attributable to noncontrolling interests	1,407	1,510
Redemption of noncontrolling interests	—	(1,221)
Distributions to noncontrolling interests	(1,398)	(2,645)
Other comprehensive income allocable to noncontrolling interests:
Currency translation adjustments	66	(990)

Noncontrolling interest, end of period	$53,833	$49,655

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. In February 2009, the FASB issued SFAS No. 141R-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS 141R. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009.
Advertising Costs
     The Company defers the costs of major advertising campaigns for which future benefits are demonstrated. These costs are amortized over the shorter of the estimated period benefited (generally six months) or the remainder of the fiscal year. The Company had deferred $0.6 million of major advertising campaigns costs at May 31, 2009, but no such costs were deferred at February 28, 2009.
Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2008 and 2009, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended May 31,
	2008	2009
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	7,015	6,854
Stock options and restricted stock awards	8,425	9,850

Antidilutive common share equivalents	15,440	16,704

Discontinued Operations
  Summary of Discontinued Operations Activity:

	Three Months Ended May 31,
	2008	2009
Income (loss) from discontinued operations:
Television	$1,506	$—
Belgium	(682)	(561)
Tu Ciudad Los Angeles	(555)	(15)
Emmis Books	(13)	(12)

Total	256	(588)
Less: Provision for income taxes	417	—

Loss from discontinued operations, net of tax	(161)	(588)
Discontinued Operation — Television Division
     On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash. The sale of WVUE-TV completed the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets. As previously disclosed, the Compensation Committee of the Board of Directors may evaluate a discretionary bonus to executive officers and certain other employees integral to the sale of the television division now that all sixteen of the Company’s television stations have been sold. However, the Compensation Committee has not addressed this issue since the completion of the sale.
     The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three months ended May 31,
	2008	2009
Net revenues	$4,972	$—
Station operating expenses	3,469	—
Gain on disposal of assets	3	—
Income before taxes	1,506	—
Provision for income taxes	650	—
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	May 31, 2009
Current assets:
Other	$5	—

Total current assets	5	—

Current liabilities:
Accounts payable and accrued expenses	$303	$303

Total current liabilities	303	303

Discontinued Operation — Belgium
     On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the three months ended May 31, 2008 and 2009. The following table summarizes certain operating results for Belgium for all periods presented:

	Three months ended May 31,
	2008	2009
Net revenues	$614	$341
Station operating expenses	1,197	920
Depreciation and amortization	100	—
Loss before income taxes	(682)	(561)
     Assets and liabilities related to Belgium are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	May 31, 2009
Current assets:
Accounts receivable, net	$446	$228
Prepaid expenses	136	147
Other	18	31

Total current assets	600	406

Noncurrent assets:
Other noncurrent assets	34	32

Total noncurrent assets	34	32

Total assets	$634	$438

Current liabilities:
Accounts payable and accrued expenses	$542	$356
Accrued salaries and commissions	116	104
Deferred revenue	80	80

Total current liabilities	738	540

     Through its stock acquisition, Alphacam Group NV purchased title to all assets and assumed all obligations of our Belgium radio operation. The sale will be reflected in our quarter ended August 31, 2009, as we consolidate the results of our foreign radio operations for the quarter ended June 30, 2009 with our domestic results for the fiscal quarter ended August 31, 2009.
Discontinued Operation — Tu Ciudad Los Angeles
     On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Tu Ciudad Los Angeles had historically been included in the publishing segment. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Three months ended May 31,
	2008	2009
Net revenues	$824	$—
Station operating expenses	1,366	15
Depreciation and amortization	12	—
Loss on disposal of assets	1	—
Loss before income taxes	(555)	(15)
Benefit from income taxes	228	—
     Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	May 31, 2009
Noncurrent assets:
Other noncurrent assets	$5	$—

Total noncurrent assets	$5	$—

Current liabilities:
Accounts payable and accrued expenses	$10	$8
Other	3	—

Total current liabilities	$13	$8

Discontinued Operation — Emmis Books
     In February 2009, Emmis discontinued the operations of Emmis Books, which was engaged in regional book publication, as Emmis Books financial performance did not meet the Company’s expectations. Emmis had ceased new book publication in March 2006, but continued to sell existing book inventory until the decision to totally cease operations. Emmis Books had historically been included in the publishing segment. The following table summarizes certain operating results for Emmis Books for all periods presented:

	Three months ended May 31,
	2008	2009
Net revenues	$(1)	$4
Station operating expenses, excluding depreciation and amortization expense	9	16
Depreciation and amortization	3	—
Loss before taxes	(13)	(12)
Benefit for income taxes	5	—
     Assets and liabilities related to Emmis Books are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	May 31, 2009
Current assets:
Accounts receivable, net	$45	$35

Total current assets	45	35

Current liabilities:
Accounts payable and accrued expenses	$27	$—

Total current liabilities	27	—

Reclassifications
          Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2009 presentation. The reclassifications have no impact on net income previously reported.
Note 2. Share Based Payments
Stock Option Awards
          The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. Generally, these options either vest annually over three years (one-third each year for three years), or cliff vest at the end of three years. The Company issues new shares upon the exercise of stock options.
          The Company adopted the fair value recognition provisions of SFAS No. 123R on March 1, 2006, using the modified-prospective-transition method. The amounts recorded as share based compensation expense under SFAS No. 123R primarily relate to annual stock option and restricted stock grants, but may also include restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, and Company matches of common stock in our 401(k) plans.
          The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The

Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2008 and 2009:

	Three Months Ended May 31,
	2008	2009
Risk-Free Interest Rate:	2.7%	2.3% - 2.4%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.4 - 6.5
Expected Volatility:	48.6%	72.3% - 85.5%
     The following table presents a summary of the Company’s stock options outstanding at May 31, 2009, and stock option activity during the three months ended May 31, 2009 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,350,802	$14.60
Granted	1,432,812	0.30
Exercised (1)	—	—
Forfeited	54,406	1.71
Expired	36,290	15.32

Outstanding, end of period	9,692,918	12.56	4.9	$84
Exercisable, end of period	7,386,275	15.98	3.6	$—

(1)	No options were exercised during the three months ended May 31, 2008 and 2009; thus, the Company did not record an income tax benefit related to option exercises.
     The weighted average grant date fair value of options granted during the three months ended May 31, 2008 and 2009, was $1.45 and $0.19, respectively.
     A summary of the Company’s nonvested options at May 31, 2009, and changes during the three months ended May 31, 2009, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	1,536,094	$2.73
Granted	1,432,812	0.19
Vested	607,857	4.11
Forfeited	54,406	0.89

Nonvested, end of period	2,306,643	0.83
     There were 0.8 million shares available for future grants under the various option plans at May 31, 2009. The vesting date of outstanding options at May 31, 2009 range from July 2009 to March 2012, and expiration dates range from October 2009 to April 2019.

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
     The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2009, and restricted stock activity during the three months ended May 31, 2009 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	644,084	$7.08
Granted	20,000	0.29
Vested (restriction lapsed)	205,413	10.04
Forfeited	17,133	5.16

Grants outstanding, end of period	441,538	5.49
     The total grant date fair value of shares vested during the three months ended May 31, 2008 and 2009 was $5.1 million and $2.1 million, respectively.
Recognized Non-Cash Compensation Expense
     The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2008 and 2009:

	Three Months Ended May 31,
	2008	2009
Station operating expenses	$1,053	$163
Corporate expenses	1,556	388

Stock-based compensation expense included in operating expenses	2,609	551
Tax benefit	(1,070)	—

Recognized stock-based compensation expense, net of tax	$1,539	$551

          As of May 31, 2009, there was $2.3 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Note 3. Intangible Assets and Goodwill
          Indefinite-lived Intangibles
     Under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.
     The carrying amounts of the Company’s FCC licenses were $496.7 million as of February 28, 2009 and May 31, 2009. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. These impairment tests may result in impairment charges in future periods.
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
     As of February 28, 2009 and May 31, 2009, the carrying amount of the Company’s goodwill was $29.4 million. As of February 28, 2009 and May 31, 2009, approximately $6.3 million and $23.1 million of our goodwill was attributable to our radio and publishing divisions, respectively.
          Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, customer list, favorable office leases and noncompete agreements all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2009 and May 31, 2009:

		February 28, 2009			May 31, 2009
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	6.9	$33,848	$25,524	$8,324	$33,408	$26,269	$7,139
Trademarks	19.6	3,687	754	2,933	3,687	810	2,877
Customer List	4.0	692	460	232	692	484	208
Favorable Office Leases	6.4	688	605	83	688	613	75
Noncompete and Other	3.0	312	164	148	312	191	121

TOTAL		$39,227	$27,507	$11,720	$38,787	$28,367	$10,420

     Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2008 and 2009, was $1.5 million and $0.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2010	$3,297
2011	2,056
2012	1,953
2013	1,887
2014	306
Note 4. Significant Events
Credit Agreement Modification
     On March 3, 2009, Emmis and its principal operating subsidiary, Emmis Operating Company (EOC), entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment”) by and among Emmis, Emmis Operating Company and Bank of America, N.A., as administrative agent for itself and other Lenders, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (the “Credit Agreement”). Among other things, the First Amendment (i) permits Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) at an amount less than par for an aggregate purchase price not to exceed $50 million, (ii) reduces the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) excludes from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, (iv) makes Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) tightens the restrictions on the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program, and of Emmis Operating Company to conduct transactions with affiliates.
Dutch Auction Tenders — Credit Agreement Term Loans
     In April and May 2009, Emmis completed a series of Dutch auction tenders that purchased term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. As a result of these purchases, Emmis recognized a gain on extinguishment of debt of $31.9 million in the quarter ended May 31, 2009, which is net of transaction costs of $1.0 million. The Credit Agreement, as amended, permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.
Blackstone Financial Advisory Services
     Emmis previously announced that it had engaged Blackstone Advisory Services L.P. to provide financial advisory services as the Company explored a possible further amendment to the Credit Agreement or a possible restructuring of certain liabilities. In May 2009, Emmis and Blackstone Advisory Services L.P. terminated the financial advisory services agreement as Emmis concluded that neither action was necessary at that time. However, Emmis may re-engage Blackstone or another financial advisory services firm from time to time as conditions warrant.
Sale of Airplane
     On December 1, 2008, Emmis exercised its purchase option on its leased Gulfstream airplane. Emmis paid $10.2 million in cash, net of a refundable deposit of $4.2 million, to AVN Air, LLC, the lessor of the airplane. Emmis entered into an agreement to sell the airplane in February 2009 for $9.1 million in cash. The sale closed on April 14, 2009. During the year ended February 28, 2009, we recognized a $7.3 million impairment loss on the airplane as its carrying value, which included $2.0 million of previously capitalized major maintenance costs, exceeded its fair value less estimated costs to sell, which we estimated at $8.9 million as of February 28, 2009.
Purchase of Noncontrolling Shareholders Interests in Bulgarian Radio Networks
     During the first fiscal quarter, Emmis completed a series of transactions with its noncontrolling partners of two of our Bulgarian radio networks that gave Emmis 100% ownership in those networks. The purchase price of these transactions totaled $4.9 million in cash, and a substantial portion was allocated to goodwill which was then determined to be substantially impaired. Emmis recorded an impairment loss of $3.7 million related to Bulgarian goodwill during the quarter ended May 31, 2009.
Note 5. Liquidity
     The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $68.2 million at May 31, 2009. Based on these projections and certain planned expense reductions, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K for the year ended February 28, 2009, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Note 6. Derivative Instruments and Hedging Activities
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
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended May 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months ended May 31, 2008 and 2009.
     Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $8.3 million will be reclassified as an increase to interest expense over the next twelve months.
     As of May 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2009 and May 31, 2009. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2009 and May 31, 2009, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a SFAS No. 157 credit adjustment discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2009		As of May 31, 2009		As of February 28, 2009		As of May 31, 2009
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Swap Agreements	N/A	$—	N/A	$—	Other Noncurrent Liabilities	$6,777	Other Noncurrent Liabilities	$8,249

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$6,777		$8,249

     The tables below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of May 31, 2008 and 2009.

	For the Three Months Ended May 31,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)		Derivative (Ineffective	(Ineffective Portion and Amount
Derivatives in SFAS 133	Recognized in OCI on Derivative		from Accumulated	Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Cash Flow Hedging	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Relationships	2008	2009	(Effective Portion)	2008	2009	Effectiveness Testing)	2008	2009

Interest Rate Swap Agreements	$2,386	$(3,440)	Interest expense	$(669)	$(1,968)	N/A	$—	$—

Total	$2,386	$(3,440)		$(669)	$(1,968)		$—	$—

Credit-risk-related Contingent Features
     The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s existing counterparties on its interest rate swaps are Bank of America and Deutsche Bank.
     In accordance with SFAS No. 157, the Company makes Credit Value Adjustments (CVA’s) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2009 and May 31, 2009, the fair value of our derivative instruments was net of $2.0 million and $1.1 million in CVA’s, respectively.
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
     As of May 31, 2009, the Company has not posted any collateral related to the interest rate swap agreements.
Note 7. Fair Value Measurements
     Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157), which requires enhanced disclosures about assets and liabilities carried at fair value under SFAS No. 157.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2009 and May 31, 2009.

The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$13	$—	$13
Available for sale securities	—	—	452	452

Total assets measured at fair value on a recurring basis	$—	$13	$452	$465

Interest rate cash flow hedge	—	—	8,249	8,249

Total liabilities measured at fair value on a recurring basis	$—	$—	$8,249	$8,249

	As of February 28, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$24,415	$—	$24,415
Available for sale securities	—	—	452	452

Total assets measured at fair value on a recurring basis	$—	$24,415	$452	$24,867

Interest rate cash flow hedge	—	—	6,777	6,777

Total liabilities measured at fair value on a recurring basis	$—	$—	$6,777	$6,777

Cash Equivalents — At February 28, 2009, a majority of Emmis’ domestic cash equivalents were invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and are therefore considered a Level 2 input. During the three months ended May 31, 2009, most of this cash was used to fund the Company’s Dutch auction tenders.
Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is recorded at fair value, which is materially consistent with the Company’s cost basis. This is considered a Level 3 input.
Derivative Instruments — Emmis’ derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve, as adjusted for the CVA discussed in Note 6. Because a more than insignificant portion of the valuation is based upon unobservable inputs, these interest rate swaps are considered a Level 3 input.
     The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ending
	May 31, 2008	May 31, 2009
	Available	Available
	For Sale	For Sale	Derivative
	Securities	Securities	Instruments
Beginning Balance	$1,000	$452	$6,777
Purchases	250	—	—
Unrealized losses in other comprehensive income	—	—	1,472

Ending Balance	$1,250	$452	$8,249

Note 8. Local Marketing Agreement
     On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM started on April 15, 2009 and will continue for up to 7 years, for $7 million a year plus reimbursement of certain expenses. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming to be broadcast. For the quarter ended May 31, 2009, we recognized $0.9 million in LMA fees classified as net revenues in the accompanying condensed consolidated statements of operations.
Note 9. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month periods ended May 31, 2008 and 2009:

	Three Months Ended May 31,
	2008	2009
Consolidated net income	$2,603	$11,223

Other comprehensive income, net of tax:
Change in fair value of derivatives	3,055	(1,472)
Translation adjustment	2,467	(3,619)

Comprehensive income	$8,125	$6,132
Comprehensive income attributable to noncontrolling interests	(1,473)	(520)

Comprehensive income attributable to the Company	$6,652	$5,612

Note 10. Segment Information
     The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our television division, Belgium radio operations, Tu Ciudad Los Angeles and Emmis Books have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations.

     The Company’s segments operate primarily in the United States, but we also operate radio stations located in Hungary, Slovakia, and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of February 28,	As of May 31,
	2008	2009	2009	2009
Continuing Operations:

Hungary	$4,235	$2,631	$2,110	$1,381

Slovakia	3,574	2,937	9,965	9,314

Bulgaria	916	441	3,722	3,282

Discontinued Operations (see Note 1):

Belgium	$614	$341	$34	$32
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2009, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
May 31, 2008	Radio	Publishing	Corporate	Consolidated
Net revenues	$63,577	$21,833	$—	$85,410
Station operating expenses, excluding depreciation and amortization	41,961	20,095	—	62,056
Corporate expenses, excluding depreciation and amortization	—	—	5,633	5,633
Depreciation and amortization	3,004	297	531	3,832
(Gain) loss on disposal of fixed assets	(9)	2	—	(7)

Operating income (loss)	$18,621	$1,439	$(6,164)	$13,896

Three Months Ended
May 31, 2009	Radio	Publishing	Corporate	Consolidated
Net revenues	$46,178	$16,251	$—	$62,429
Station operating expenses, excluding depreciation and amortization	37,899	16,622	—	54,521
Corporate expenses, excluding depreciation and amortization	—	—	3,890	3,890
Depreciation and amortization	2,514	253	395	3,162
Impairment loss	3,661	—	—	3,661
Restructuring charge	1,412	741	1,197	3,350
Gain on disposal of fixed assets	—	—	(158)	(158)

Operating income (loss)	$692	$(1,365)	$(5,324)	$(5,997)

	As of February 28, 2009
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$627,069	$52,263	$59,190	$738,522
Assets — discontinued operations	634	50	5	689

Total assets	$627,703	$52,313	$59,195	$739,211

	As of May 31, 2009
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$601,534	$49,223	$34,305	$685,062
Assets — discontinued operations	438	35	—	473

Total assets	$601,972	$49,258	$34,305	$685,535

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
     The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of May 31, 2009, cumulative preferred dividends in arrears total $4.4 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K for the year ended February 28, 2009. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
     We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 80% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings either four times a year (for markets measured by diaries) or weekly (for markets measured by the Portable People Meter). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
     The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2008 and 2009. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2008	% of Total	2009	% of Total
	(Dollars in thousands)
Net revenues:
Local	$55,815	65.3%	$40,500	64.9%
National	14,824	17.4%	7,832	12.5%
Publication Sales	3,817	4.5%	3,409	5.5%
Non Traditional	3,121	3.7%	2,383	3.8%
Other	7,833	9.1%	8,305	13.3%

Total net revenues	$85,410		$62,429

     As previously mentioned, we derive approximately 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2009, local sales, excluding political revenues, represented approximately 86% and 75% of our advertising revenues for our radio and publishing divisions, respectively. In the three-month period ended May 31, 2008, local sales, excluding political revenues, represented approximately 84% and 62% of our advertising revenues for our radio and publishing divisions, respectively. Our net revenues decreased principally as a result of a precipitous decline of advertising spending due to the global economic slowdown. Local sales have been slightly more resilient than national sales during the global economic slowdown. For the three months ended May 31, 2009 as compared to the same period of the prior year, local sales are down approximately 27.4%, while national sales are down approximately 47.2%.
     No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of the total advertising net revenues. Although the automotive industry, representing approximately 9% of our radio net revenues, is the largest category for our radio division for the three-month period ended May 31, 2009, our radio net revenues for this category are down 38% versus the same period of the prior year.
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
     The radio industry has begun several initiatives to address these issues, most notable of which is the rollout of HD Radio®. HD Radio® offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. To make the rollout of HD Radio® more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together in each radio market to ensure the most diverse consumer offering possible and to accelerate the rollout of HD Radio® receivers, particularly in automobiles. In addition to offering secondary channels, the HD Radio® spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party will use to transmit location-based data to hand-held and in-car navigation devices. We currently utilize HD Radio® digital technology on most of our FM stations. It is unclear what impact HD Radio® will have on the markets in which we operate.
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
     As discussed below, our radio stations in Los Angeles and New York are trailing the performance of their respective markets. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues. In each market, one of our competitors has recently changed the format of one of its stations. The reformatted station in each market now competes more directly with one of our stations, specifically KPWR-FM in Los Angeles and WQHT-FM in New York. We have seen some ratings erosion at both KPWR-FM and WQHT-FM, which has negatively impacted our revenues for these stations.
     On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM started on April 15, 2009 and will continue for up to 7 years, for $7 million a year plus reimbursement of certain expenses. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming to be broadcast. The performance of Emmis’ other Los Angeles radio station, KPWR-FM, trailed the performance of the overall market. For the three-month period ended May 31, 2009, KPWR-FM’s gross revenues were down 40.2% whereas the independent accounting firm Miller, Kaplan, Arase & Co. (Miller Kaplan) reported that the Los Angeles market total gross revenues were down 27.9% versus the same period of the prior year.
     Our radio cluster in New York trailed the performance of the overall New York radio market during the three months ended May 31, 2009. For the three months ended May 31, 2009, our New York radio stations’ gross revenues were down 34.3%, whereas the independent accounting firm Miller Kaplan reported that New York radio market total gross revenues were down 23.7% versus the same period of the prior year.
     As part of our business strategy, we continually evaluate potential acquisitions of international radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
ACCOUNTING PRONOUNCEMENTS
     In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1

was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was adopted by the Company on March 1, 2009, changing the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying condensed consolidated balance sheets. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of SFAS No. 160 resulted in the reclassification of $53,001 and $49,655 of noncontrolling interests to a component of equity at February 28, 2009 and May 31, 2009, respectively. Activity related to noncontrolling interests for the three-month periods ended May 31, 2008 and 2009 was as follows:

	Three Months Ended May 31,
	2008	2009
Noncontrolling interest, beginning of period	$53,758	$53,001
Net income attributable to noncontrolling interests	1,407	1,510
Redemption of noncontrolling interests	—	(1,221)
Distributions to noncontrolling interests	(1,398)	(2,645)
Other comprehensive income allocable to noncontrolling interests:
Currency translation adjustments	66	(990)

Noncontrolling interest, end of period	$53,833	$49,655

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. In February 2009, the FASB issued SFAS No. 141R-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS 141R. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009.
CRITICAL ACCOUNTING POLICIES
     Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.
     Impairment of Goodwill and Indefinite-lived Intangibles
     The annual impairment tests (and interim tests when applicable) for goodwill and indefinite-lived intangibles under SFAS No. 142 require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.

Allocations for Purchased Assets
     We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of May 31, 2009, we have recorded approximately $526.2 million in FCC licenses and goodwill, which represents 76.8% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by SFAS No. 142 (and interim testing when applicable) and charge to operations an impairment expense if the recorded value of these assets is more than their fair value. We believe our estimate of the fair value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as these assets are significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.
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
Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.9 million accrued for employee healthcare claims as of February 28, 2009, and May 31, 2009. The Company also maintains large deductible programs (ranging from $100 thousand to $200 thousand per occurrence) for property and media liability claims.
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

Results of Operations for the Three-month Periods Ended May 31, 2009, Compared to May 31, 2008
Net revenues:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$63,577	$46,178	$(17,399)	(27.4)%
Publishing	21,833	16,251	(5,582)	(25.6)%

Total net revenues	$85,410	$62,429	$(22,981)	(26.9)%

     Radio net revenues decreased principally as a result of a precipitous decline of advertising spending in our domestic and international radio markets due to the global economic slowdown. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. For the three-month period ended May 31, 2009, revenues of our domestic radio stations excluding KMVN, which is operating under an LMA as discussed earlier, as reported to Miller Kaplan were down 28.0%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 23.8%. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. For the three-month period ended May 31, 2008, a $1.3 million reduction of national agency commissions was recorded related to the national representation firm’s guarantee. No such guarantee exists subsequent to February 28, 2009. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the three-month period ended May 31, 2009, our average unit rate for our domestic radio stations was down 34% and our number of units sold was down 1%.
     The decrease in publishing pro forma net revenue in both periods is principally attributable to the slowing economy that has diminished demand for advertising inventory at most of our city/regional publications.
Station operating expenses, excluding depreciation and amortization expense:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$41,961	$37,899	$(4,062)	(9.7)%
Publishing	20,095	16,622	(3,473)	(17.3)%

Total station operating expenses, excluding depreciation and amortization expense	$62,056	$54,521	$(7,535)	(12.1)%

     Radio station operating expenses, excluding depreciation and amortization expense, decreased in the three-month period ended May 31, 2009 principally due to division-wide cost reduction efforts consisting, among other things, of headcount and wage reductions. These cost reduction efforts as well as lower sales-related costs contributed to the reduction in station operating expenses, excluding depreciation and amortization expense.
     Publishing operating expenses, excluding depreciation and amortization expense, decreased primarily due to division-wide cost reduction efforts similar to our radio division.

     Emmis anticipates its cost reduction efforts to result in year-over-year declines in station operating expenses, excluding depreciation and amortization expense, for both the radio and publishing divisions throughout fiscal 2010.
Corporate expenses, excluding depreciation and amortization expense:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(Amounts in thousands)
Corporate expenses, excluding depreciation and amortization expense	$5,633	$3,890	$(1,743)	(30.9)%
     Corporate expenses decreased due to cost reduction efforts primarily consisting of headcount reductions and mandatory wage reductions, eliminating operating costs associated with the Company’s corporate aircraft, which was sold during the three months ended May 31, 2009, lower noncash compensation costs related to the discontinuance of the discretionary 401k matching program and lower Black-Scholes valuations related to the Company’s March 2009 equity grants.
     Emmis expects its corporate expenses, excluding depreciation and amortization expense, to decline throughout fiscal 2010.
Restructuring charge:

	Three Months Ended May 31,
	2008	2009	$ Change
	(As reported, amounts in thousands)
Restructuring charge:
Radio	$—	$1,412	$1,412
Publishing	—	741	741
Corporate	—	1,197	1,197

Total restructuring charge	$—	$3,350	$3,350

     In response to the deteriorating economic environment and the decline in domestic advertising revenues previously discussed, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan. This amount was recognized as of February 28, 2009, as the terminations were probable and the amount was reasonably estimable. Employees terminated also received one-time enhanced severance of $3.4 million that was recognized during the three months ended May 31, 2009, as the enhanced plan was not finalized and communicated until March 5, 2009.

Impairment loss:

	Three Months Ended May 31,
	2008	2009
	(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$3,661
Publishing	—	—

Total impairment loss	$—	$3,661

     During the first quarter of fiscal 2010, Emmis purchased the remaining ownership interests of its two majority owned radio networks in Bulgaria. Emmis now owns 100% of all three radio networks in Bulgaria. A substantial portion of the purchase price related to these acquisitions was allocated to goodwill, which was then determined to be substantially impaired.
Depreciation and amortization:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$3,004	$2,514	$(490)	(16.3)%
Publishing	297	253	(44)	(14.8)%
Corporate	531	395	(136)	(25.6)%

Total depreciation and amortization	$3,832	$3,162	$(670)	(17.5)%

     Substantially all of the decrease in radio depreciation and amortization relates to lower amortization of the Company’s foreign broadcasting licenses as a result of impairment losses recorded in the year ended February 28, 2009 pursuant to our annual impairment review.
Operating income (loss):

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$18,621	$692	$(17,929)	(96.3)%
Publishing	1,439	(1,365)	(2,804)	(194.9)%
Corporate	(6,164)	(5,324)	840	(13.6)%

Total operating income (loss)	$13,896	$(5,997)	$(19,893)	(143.2)%

     The decrease in operating income is attributable to the declining revenues in both our radio and publishing divisions and restructuring and impairment losses, all of which are partially offset by reduced station operating expenses, excluding depreciation and amortization.

Interest expense:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$7,057	$5,619	$(1,438)	(20.4)%
     The decrease in interest expense is principally due to lower interest rates on the portion of our outstanding floating rate debt that is not hedged, as well as lower outstanding debt balances following the completion of our Dutch auction tenders. These decreases in interest expense were partially offset by higher outstanding revolver debt during the three months ended May 31, 2009, however most of the revolver was repaid prior to May 31, 2009.
Gain on debt extinguishment:

	Three Months Ended May 31,
	2008	2009	$ Change
	(As reported, amounts in thousands)
Gain on debt extinguishment	$—	$31,905	$31,905
     In April 2009, Emmis commenced a series of Dutch auction tenders to purchase term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. As a result of these purchases, Emmis recognized a gain on extinguishment of debt of $31.9 million in the quarter ended May 31, 2009, which is net of transaction costs of $1.0 million. The Credit Agreement as amended permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.
Other income (expense), net:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Other income (expense), net	$(151)	$1,605	$1,756	(1162.9)%
     Other income recognized during the three months ended May 31, 2009 mostly related to foreign exchange transactional gains on US dollar denominated cash holdings in Hungary and Slovakia.

Provision for income taxes:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$3,924	$10,083	$6,159	157.0%
     Income taxes increased primarily due to an increase in income from continued operations due to the gain on debt extinguishment as discussed above, as well as an increase in our valuation allowance as our deferred tax assets subject to a valuation allowance (after excluding net deferred tax liabilities associated with indefinite-lived intangibles) increased. Our effective tax rate for the three-month period ended May 31, 2009 was approximately 46%, which we expect to approximate our effective tax rate for the year ending February 28, 2010.
Loss from discontinued operations, net of tax:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Loss from discontinued operations, net of tax	$161	$588	$427	265.2%
     Our television division, Belgium radio operations, Tu Ciudad Los Angeles and Emmis Books have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these businesses and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements.
Consolidated net income:

	Three Months Ended May 31,
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$2,603	$11,223	$8,620	331.2%
     The increase in net income is due to the gain on debt extinguishment and reduced station operating expenses, excluding depreciation and amortization, partially offset by declining revenues, a restructuring charge and an impairment loss.
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
     On March 3, 2009, Emmis and its principal operating subsidiary, Emmis Operating Company (EOC), entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement

(the “First Amendment”) by and among Emmis, Emmis Operating Company and Bank of America, N.A., as administrative agent for itself and other Lenders, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (the “Credit Agreement”). Among other things, the First Amendment (i) permits Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) at an amount less than par for an aggregate purchase price not to exceed $50 million, (ii) reduces the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) excludes from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, (iv) makes Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) tightens the restrictions on the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program, and of Emmis Operating Company to conduct transactions with affiliates.
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
     Emmis previously announced that it had engaged Blackstone Advisory Services L.P. to provide financial advisory services as the Company explored a possible further amendment to the Credit Agreement or a possible restructuring of certain liabilities. In May 2009, Emmis and Blackstone Advisory Services L.P. terminated the financial advisory services agreement as Emmis concluded that neither action was necessary at that time. However, Emmis may re-engage Blackstone or another financial advisory services firm from time to time as conditions warrant.
     On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. We did not purchase Class A common stock or Series A preferred stock during the three month period ended May 31, 2009.
     At May 31, 2009, we had cash and cash equivalents of $20.7 million and net working capital of $31.1 million. At February 28, 2009, we had cash and cash equivalents of $49.7 million and net working capital of $71.4 million. Cash and cash equivalents held at various European banking institutions at May 31, 2009, and February 28, 2009 was $6.4 million and $23.3 million, respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements. During the three-month period ended May 31, 2009, working capital decreased $40.3 million. The decrease in net working capital primarily relates to the cash used to fund our Dutch auction tenders during the quarter. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
     The Company has entered into three separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.
     The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $68.2 million at May 31, 2009. Based on these projections and certain planned expense reductions, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K for the year ended February 28, 2009, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Operating Activities
     Cash flows provided by operating activities were $14.1 million for the three-month period ended May 31, 2009 versus $11.4 million in the same period of the prior year. The increase in cash flows provided by operating activities was mainly attributable to an increase in cash provided by working capital, which was up approximately $18.5 million partially offset by a reduction in operating income excluding noncash depreciation and amortization and impairment losses of $16.9 million. The increase in cash provided by working capital was largely driven by the receipt of $10.2 million related to our national representation performance guarantee and the collection of the first two years of LMA fees for KMVN-FM.
Investing Activities
     Cash flows provided by investing activities were $3.7 million for the three-month period ended May 31, 2009, versus cash used in investing activities of $1.1 million in the same period of the prior year. During the three-month period ended May 31, 2009, the Company completed the sale of its airplane and received $9.0 million in proceeds. This was partially offset by the purchase of our noncontrolling partners’ ownership interests in two of our Bulgarian radio networks and capital expenditures. During the three-month period ended May 31, 2008, the Company’s main investing activity consisted of capital expenditures totaling $0.7 million. Investing activities generally include capital expenditures and business acquisitions and dispositions.
     We expect capital expenditures related to continuing operations to be approximately $6.0 million in the current fiscal year, compared to $20.4 million in fiscal 2009, which included approximately $14.4 million of capital expenditures related to the airplane. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
     Cash flows used in financing activities were $44.2 million for the three-month period ended May 31, 2009, versus $5.4 million in the same period of the prior year. Cash flows used in financing activities in the three-month period ended May 31, 2009 primarily relate to the Dutch auction debt tenders (and related fees) under our Credit Agreement and $2.6 million used to pay distributions to noncontrolling interests. Cash flows used in financing activities for the three-month period ended May 31, 2008 primarily relate to the $1.1 million of net repayments of debt under our Credit Agreement and $2.2 million used to pay preferred stock dividends and $1.4 million used to pay cash distributions to noncontrolling interests. Our financing activities for the three-month period ended May 31, 2008, were funded by cash generated by operating activities, remaining cash from our sale of WVUE-TV in July 2008 and the sale of our corporate airplane.
     As of May 31, 2009, Emmis had $347.0 million of borrowings under its senior credit facility ($3.4 million current and $343.6 million long-term), $0.9 million of other current indebtedness and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2009, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.5%.
     The debt service requirements of Emmis over the next 12 month period (excluding interest under our credit facility) are expected to be $4.3 million. This amount is comprised of $3.4 million for repayment of term notes under our Credit Agreement and $0.9 million related to foreign broadcasting license obligations. Although the Credit Agreement bears interest at variable rates, we have entered into three separate interest rate exchange agreements that effectively fixes the rate we will pay on substantially all of the debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 2% under the Credit Agreement) over the next twelve months is expected to be $17.1 million. Our $165 million notional amount interest rate exchange agreement matures on March 28, 2010. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.
     The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of May 31, 2009, cumulative preferred dividends in arrears total $4.4 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
     At July 6, 2009, we had $68.2 million available for additional borrowing under our credit facility, which is net of $1.8 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain financial covenants in our Credit Agreement, including: (1) Consolidated Total Funded Debt to Consolidated Operating Cash Flow (each as defined in our Credit Agreement) of 6 times; and (2) Consolidated Operating Cash Flow to Consolidated Fixed Charges (each as defined in our Credit Agreement) of 1.25 times. Emmis was in compliance with these covenants at May 31, 2009. The Consolidated Total Funded Debt to Consolidated Operating Cash Flow ratio required by the Credit Agreement changes to 5.5 times on May 31, 2010, 5 times on February 28, 2011, 4.5 times on November 30, 2011 and 4 times for all periods after May 31, 2012. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
Intangibles
     Approximately 78% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, trademarks and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect our foreign licenses to be renewed, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses.
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
Quantitative and Qualitative Disclosures About Market Risk
     Based on amounts outstanding at May 31, 2009, (including the interest rate exchange agreements in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.1 million.
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

     Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2009, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended May 31, 2009, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There were, however, elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended May 31, 2009:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
March 1, 2009 - March 31, 2009	76,754	$0.31	—	$36,150,565
April 1, 2009 - April 30, 2009	1,936	$0.36	—	$36,150,565
May 1, 2009 - May 31, 2009	685	$0.37	—	$36,150,565

	79,375		—

Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed or incorporated by reference as a part of this report:
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation incorporated by reference to the Company’s Form 10-Q for the quarter ended November 30, 2008

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 10, 2009	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer