Form 10-K/A
period 2009-02-28
EMMIS COMMUNICATIONS CORP
filed 2009-10-09
CIK 783005

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
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 5, 2009, was:

31,991,811	Class A Common Shares, $.01 par value
4,956,305	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value

Explanatory Note
Overview
Emmis Communications Corporation is filing this amendment to its Annual Report on Form 10-K for the year ended February 28, 2009 (“Original Report”) to amend and restate its financial statements and other financial information for the year then ended. In addition, we are filing an amendment to our Quarterly Report on Form 10-Q for the period ended May 31, 2009 to amend and restate financial statements for the quarter then ended. During the year ended February 28, 2009, we recorded a valuation allowance on substantially all of our domestic deferred tax assets as it was more likely than not that the domestic deferred tax assets would not be realized. In determining the valuation allowance of our deferred tax assets, the Company netted deferred tax assets related to indefinite-lived intangible assets and deferred tax liabilities related to indefinite-lived intangible assets. In accordance with generally accepted accounting principles, deferred tax assets and deferred tax liabilities associated with indefinite-lived intangible assets should not be netted because the timing of the reversal of the deferred tax liabilities is unknown. We have recorded additional valuation allowance equal to the amount of deferred tax assets we had erroneously netted against deferred tax liabilities. As a result of the foregoing, the Company overstated the benefit for income taxes and understated deferred tax liabilities by $25.3 million. In connection with this restatement, the Company also increased the balance of a deferred tax liability related to an indefinite-lived intangible asset by $6.1 million, with a corresponding reduction to the beginning balance of retained earnings as this matter related to a prior period. The restatements have no effect on our cash flows in any period.
Amendment to this Form 10-K
The following sections of this Form 10-K have been revised to reflect the restatement: Part I - Item 1A — Risk Factors; Part 2 — Item 6 — Selected Financial Data; Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation; Item 8 — Financial Statements and Supplementary Data and Item 9A — Controls and Procedures.
The following tables set forth the effects of the restatement described above:
Restatement effects — Consolidated Statements of Operations

	For the year ended
	February 28, 2009
	As originally filed	Revised
	on Form 10-K	on Form 10-K/A
BENEFIT FOR INCOME TAXES	$(89,312)	$(64,027)
LOSS FROM CONTINUING OPERATIONS	(275,051)	(300,336)
NET LOSS	(274,984)	(300,269)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(283,917)	(309,202)

BASIC NET LOSS AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(7.81)	$(8.50)
Net loss available to common shareholders	(7.81)	(8.50)

DILUTED NET LOSS AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(7.81)	$(8.50)
Net loss available to common shareholders	(7.81)	(8.50)

Restatement effects — Consolidated Balance Sheets

	February 28, 2009
	As originally filed	Revised
	on Form 10-K	on Form 10-K/A
DEFERRED INCOME TAXES	$76,294	$107,722
TOTAL LIABILITIES	627,324	658,752
ACCUMULATED DEFICIT	(551,053)	(582,481)
TOTAL SHAREHOLDERS’ DEFICIT	(28,572)	(60,000)
Restatement effects — Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2009
	As originally filed	Revised
	on Form 10-K	on Form 10-K/A
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,984)	$(300,269)
Benefit for deferred income taxes	(92,725)	(67,440)
This amendment to the Original Report does not alter any part of the content of the Original Report, except for the changes provided herein. This amendment continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this amendment is not a representation that any statements contained in the Original Report or this amendment are true or complete as of any date subsequent to the date of the Original Report. For the convenience of the reader, we have resubmitted the Form 10-K for the year ended February 28, 2009 in its entirety.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K/A

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
     We have a significant amount of indebtedness. At February 28, 2009, our total indebtedness was $422.4 million, and our shareholders’ deficit was $60.0 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
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

ITEM 6. SELECTED FINANCIAL DATA
Emmis Communications Corporation
FINANCIAL HIGHLIGHTS

	YEAR ENDED FEBRUARY 28 (29)
	(in thousands, except per share data)
	2005 (Unaudited)	2006	2007	2008	2009 (As Restated)
OPERATING DATA:
Net revenues	$344,008	$375,363	$356,763	$358,059	$333,873
Station operating expenses excluding depreciation and amortization expense	223,020	248,181	251,608	266,698	257,071
Corporate expenses excluding depreciation and and amortization expense	32,915	33,966	28,176	20,883	18,503
Depreciation and amortization	15,585	17,025	13,267	14,389	14,338
Impairment losses (1)	—	35,681	—	21,225	373,408
Contract termination fee (2)	—	—	—	15,252	—
Restructuring charge	—	—	—	—	4,208
(Gain) loss on disposal of fixed assets	795	94	4	(104)	14
Operating income (loss)	71,693	40,416	63,708	19,716	(333,669)
Interest expense	39,690	70,586	43,160	34,837	25,551
Loss on debt extinguishment (3)	97,248	6,952	13,435	—	—
Other income (loss), net	2,196	3,040	(22)	—	173

Income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	(63,049)	(34,082)	7,091	(15,121)	(359,047)
Loss from continuing operations	(66,015)	(22,764)	(1,126)	(17,908)	(300,336)
Discontinued operations (4)	64,864	380,819	114,708	16,558	67
Net income (loss) (5)	(304,151)	358,055	113,582	(1,350)	(300,269)
Net income (loss) available to common shareholders	(313,135)	349,071	104,598	(10,334)	(309,202)

Net income (loss) per share available to common shareholders:
Basic:
Continuing operations	$(1.34)	$(0.74)	$(0.27)	$(0.74)	$(8.50)
Discontinued operations	1.16	8.88	3.08	0.46	—
Cumulative effect of accounting change	(5.40)	—	—	—	—

Net income (loss) available to common shareholders	$(5.58)	$8.14	$2.81	$(0.28)	$(8.50)

Diluted:
Continuing operations	$(1.34)	$(0.74)	$(0.27)	$(0.74)	$(8.50)
Discontinued operations	1.16	8.88	3.08	0.46	—
Cumulative effect of accounting change	(5.40)	—	—	—	—

Net income (loss) available to common shareholders	$(5.58)	$8.14	$2.81	$(0.28)	$(8.50)

Cash dividends declared per common share	$—	$—	$4.00	$—	$—

Weighted average common shares outstanding:
Basic	56,129	42,876	37,265	36,551	36,374
Diluted	56,129	42,876	37,265	36,551	36,374

	FEBRUARY 28 (29),
	(Dollars in thousands)
	2005 (As Restated)	2006 (As Restated)	2007 (As Restated)	2008 (As Restated)	2009 (As Restated)
	(Unaudited)
BALANCE SHEET DATA:
Cash (6)	$16,054	$140,822	$20,747	$19,498	$49,731
Working capital	52,101	34,742	60,469	52,773	71,382
Net intangible assets (7)	943,084	916,904	916,518	908,584	537,873
Total assets	1,823,035	1,512,701	1,207,904	1,139,740	739,211
Long-term credit facility, senior subordinated debt, senior discount notes and liquidation preference of preferred stock until reclassification to mezzanine	1,317,558	808,174	494,587	434,306	417,141
Shareholders’ equity (deficit)	447,014	266,435	231,902	237,485	(60,000)

	YEAR ENDED FEBRUARY 28 (29),
	(Dollars in thousands)
	2005	2006	2007	2008	2009
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$125,969	$75,798	$33,089	$51,714	$46,523
Investing activities	54,542	859,843	309,224	33,606	17,701
Financing activities	(185,131)	(809,967)	(463,815)	(88,214)	(33,277)
Capital expenditures	10,069	12,020	5,258	6,743	20,627
Cash paid for taxes	286	5,045	6,866	4,010	4,484

(1)	The impairment loss in the fiscal years ended February 28, 2006, February 29, 2008 and February 28, 2009 primarily resulted from either our interim and annual SFAS No. 142 reviews.

(2)	On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. and entered into a new agreement with Katz Communications, Inc. extending through March 2018. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz.

(3)	The loss on debt extinguishment in the fiscal years ended February 28, 2006 and 2007 relates to the write-off of deferred debt fees associated with early debt extinguishments. Loss on debt extinguishment in the fiscal year ended February 28, 2005 relates to the write-off of deferred debt fees and redemption premiums paid for the early retirement of outstanding debt obligations.

(4)	The gain from discontinued operations in the fiscal year ended February 28, 2005 principally relates to the gain on the exchange of three radio stations in Phoenix for a radio station in Chicago, which totaled $33.6 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2006 principally relates to the gain on sale on our television stations, which totaled $367.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 28, 2007 principally relates to the gains recorded on our sale of WKCF-TV, WBPG-TV, WRDA-FM and KKFR-FM, which totaled $110.0 million, net of tax. The gain from discontinued operations in the fiscal year ended February 29, 2008 principally relates to the gain recorded on our sale of KGMB-TV, which totaled $10.1 million, net of tax.

(5)	In addition to the items described above, the net loss in the fiscal year ended February 28, 2005 includes a charge of $303.0 million, net of tax, to reflect the cumulative effect of an accounting change in connection with our adoption of Emerging Issues Task Force (EITF) Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

(6)	The February 28, 2006 balance includes $121.4 million of cash received from television station asset sales used to redeem senior floating rate notes and senior discount notes in March 2006.

(7)	Excludes intangibles of a radio station in St. Louis sold in May 2006, a radio station in Phoenix sold in July 2006, our television division sold at various dates during the five years ended February 28, 2009, Emmis Books and Tu Ciudad Los Angeles, both of which ceased operations during the year ended February 28, 2009.

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
Benefit for income taxes:

	For the years ended February 28 (29),
	2008	2009 (As Restated) (See Note 1z)	$ Change	% Change
	(As reported, amounts in thousands)
Benefit for income taxes	$(2,443)	$(64,027)	$(61,584)	2,520.8%
     The increase in the benefit for income taxes was primarily due to the increase in pre-tax losses for the year ended February 28, 2009, mostly attributable to indefinite-lived asset impairment charges recorded during the year. Our benefit for income taxes for the year ended February 28, 2009 was partially offset by the recording of a full valuation allowance for most of the Company’s deferred tax assets, including its net operating loss carryforwards. The current year tax benefit and offsetting valuation allowances resulted in an effective tax rate for the years February 29, 2008 and February 28, 2009 of 16.2% and 17.8%, respectively.
Net loss:

	For the years ended February 28 (29),
	2008	2009 (As Restated) (See Note 1z)	$ Change	% Change
	(As reported, amounts in thousands)
Net loss	$(1,350)	$(300,269)	$(298,919)	22,142.1%
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In our Annual Report on Form 10-K for the year ended February 28, 2009, filed on May 14, 2009, management concluded that our internal control over financial reporting was effective as of February 28, 2009. However, in connection with the restatement discussed in the Explanatory Note of this Form 10-K/A and Note 1z, located in Part 1 — Item 8, Financial Statements and Supplementary Data, in this Form 10-K/A, our management has revised its assessment of the effectiveness of our internal control over financial reporting due to a material weakness that was subsequently identified as a failure to maintain effective controls over financial reporting with respect to deferred taxes. Specifically, we did not have adequately designed procedures to identify deferred tax assets for which a valuation allowance should have been provided.
     Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2009, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described in the preceding paragraph, management believes that as of February 28, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.
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
We have audited Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emmis Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our report dated May 11, 2009, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the Company’s accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of February 28, 2009. As a result, management revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting (Restated), to conclude that the Company’s internal control over financial reporting was not effective as of February 28, 2009. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in controls related to the Company’s accounting for income taxes. The material weakness resulted in the restatement of the Company’s consolidated financial statements as described in Note 1z. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the February 28, 2009 financial statements and this report does not affect our report dated May 11, 2009, except for Notes 1z and 15 as to which the date is October 8, 2009, on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Emmis Communications Corporation and Subsidiaries has not maintained effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 11, 2009, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is October 8, 2009.

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
As discussed in Note 1z, the Company has restated its previously issued consolidated financial statements to correct errors in the accounting for income taxes.
As discussed in Notes 1 and 15, to the consolidated financial statements, effective March 1, 2007, the Company adopted FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, respectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emmis Communications Corporation and Subsidiaries’ internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2009, except for the effects of the material weakness identified in the sixth paragraph of that report, as to which the date is October 8, 2009, expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 11, 2009, except for Notes 1z and 15, as to which the date is October 8, 2009.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
			2009
	2007	2008	(As Restated) (See Note 1z)
NET REVENUES	$356,763	$358,059	$333,873
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $10,614, $11,918 and $12,186, respectively	251,608	266,698	257,071
Corporate expenses excluding depreciation and amortization expense of $2,653, $2,471 and $2,152, respectively	28,176	20,883	18,503
Depreciation and amortization	13,267	14,389	14,338
Impairment losses	—	21,225	373,408
Restructuring charge	—	—	4,208
Contract termination fee	—	15,252	—
(Gain) loss on disposal of fixed assets	4	(104)	14

Total operating expenses	293,055	338,343	667,542

OPERATING INCOME (LOSS)	63,708	19,716	(333,669)

OTHER INCOME (EXPENSE):
Interest expense	(43,160)	(34,837)	(25,551)
Interest income	2,731	1,099	996
Loss in unconsolidated affiliates	(3,141)	(129)	(659)
Loss on debt extinguishment	(13,435)	—	—
Other income (expense), net	388	(970)	(164)

Total other expense	(56,617)	(34,837)	(25,378)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND DISCONTINUED OPERATIONS	7,091	(15,121)	(359,047)
PROVISION (BENEFIT) FOR INCOME TAXES	3,646	(2,443)	(64,027)
MINORITY INTEREST EXPENSE, NET OF TAX	4,571	5,230	5,316

LOSS FROM CONTINUING OPERATIONS	(1,126)	(17,908)	(300,336)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	114,708	16,558	67

NET INCOME (LOSS)	113,582	(1,350)	(300,269)
PREFERRED STOCK DIVIDENDS	8,984	8,984	8,933

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$104,598	$(10,334)	$(309,202)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
			2009
	2007	2008	(As Restated) (See Note 1z)
BASIC NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(0.27)	$(0.74)	$(8.50)
Discontinued operations	3.08	0.46	—

Net income (loss) available to common shareholders	$2.81	$(0.28)	$(8.50)

DILUTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(0.27)	$(0.74)	$(8.50)
Discontinued operations	3.08	0.46	—

Net income (loss) available to common shareholders	$2.81	$(0.28)	$(8.50)

Cash dividends declared per common share	$4.00	$—	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2008 (As Restated) (See Note 1z)	2009 (As Restated) (See Note 1z)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,498	$49,731
Accounts receivable, net of allowance for doubtful accounts of $2,304 and $2,853, respectively	61,867	46,794
Prepaid expenses	16,919	18,251
Other	8,976	14,515
Current assets — discontinued operations	7,280	50

Total current assets	114,540	129,341

PROPERTY AND EQUIPMENT:
Land and buildings	28,737	29,409
Leasehold improvements	19,229	19,607
Broadcasting equipment	58,544	60,206
Office equipment and automobiles	39,410	41,906
Construction in progress	1,210	212

	147,130	151,340
Less-accumulated depreciation and amortization	88,206	96,297

Total property and equipment, net	58,924	55,043

INTANGIBLE ASSETS:
Indefinite lived intangibles	801,270	496,711
Goodwill	81,304	29,442
Other intangibles	49,324	39,227

	931,898	565,380
Less-accumulated amortization	23,314	27,507

Total intangible assets, net	908,584	537,873

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $1,132 and $1,763, respectively	3,200	2,734
Investments	4,834	3,155
Deposits and other	8,562	2,160

Total other assets, net	16,596	8,049

Noncurrent assets — held for sale	—	8,900
Noncurrent assets — discontinued operations	41,096	5

Total assets	$1,139,740	$739,211

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2008 (As Restated) (See Note 1z)	2009 (As Restated) (See Note 1z)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,162	$15,907
Current maturities of long-term debt	5,628	5,263
Accrued salaries and commissions	8,582	7,767
Accrued interest	5,478	2,895
Deferred revenue	17,610	18,885
Other	6,849	6,899
Current liabilities — discontinued operations	3,458	343

Total current liabilities	61,767	57,959

CREDIT FACILITY DEBT, NET OF CURRENT PORTION	434,306	417,141
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION	1,896	8
OTHER NONCURRENT LIABILITIES	26,219	22,901
MINORITY INTEREST	53,758	53,021
DEFERRED INCOME TAXES	179,398	107,722
NONCURRENT LIABILITIES — DISCONTINUED OPERATIONS	1,161	—

Total liabilities	758,505	658,752

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,875,000 SHARES AND 2,809,170 SHARES IN 2008 AND 2009, RESPECTIVELY	143,750	140,459

SHAREHOLDERS’ EQUITY (DEFICIT):

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 30,607,644 shares and 31,912,656 shares in 2008 and 2009, respectively	306	319
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares in 2008 and 2009, respectively	50	50
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	515,341	524,776
Accumulated deficit	(276,597)	(582,481)
Accumulated other comprehensive loss	(1,615)	(2,664)

Total shareholders’ equity (deficit)	237,485	(60,000)

Total liabilities and shareholders’ equity (deficit)	$1,139,740	$739,211

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

BALANCE, FEBRUARY 28, 2006 (As Restated) (See Note 1z)	32,164,397	$322	4,879,774	$49

Exercise of stock options and related income tax benefits	2,859	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	321,607	3	50,493	—
Tax benefit of dividend on unvested restricted shares	—	—	—	—
Special $4 per common share dividend	—	—	—	—
Preferred stock dividends	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive income	—	—	—	—

BALANCE, FEBRUARY 28, 2007 (As Restated) (See Note 1z)	32,488,863	$325	4,930,267	$49

Exercise of stock options and related income tax benefits	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	343,893	3	26,038	1
Purchases of common stock	(2,225,092)	(22)	—	—
Preferred stock dividends	—	—	—	—
Cumulative impact of adoption of FIN 48	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 29, 2008 (As Restated) (See Note 1z)	30,607,664	$306	4,956,305	$50

Issuance of Common Stock to employees and officers and related income tax benefits	1,144,367	11	—	—
Preferred stock dividends	—	—	—	—
Tax benefit on stock based compensation	—	—	—	—
Conversion of preferred stock to common stock	160,625	2	—	—

Comprehensive Loss:
Net loss (As Restated) (See Note 1z)	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2009 (As Restated) (See Note 1z)	31,912,656	$319	4,956,305	$50

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other	Total
	Paid-in	Accumulated	Comprehensive	Shareholders’
	Capital	Deficit	Income (Loss)	Equity (Deficit)
BALANCE, FEBRUARY 28, 2006 (As Restated) (See Note 1z)	$513,879	$(245,861)	$(1,954)	$266,435

Exercise of stock options and related income tax benefits	45	—	—	45
Issuance of Common Stock to employees and officers and related income tax benefits	8,134	—	—	8,137
Tax benefit of dividend on unvested restricted shares	597	—	—	597
Special $4 per common share dividend	—	(150,180)	—	(150,180)
Preferred stock dividends	—	(8,984)	—	(8,984)

Comprehensive Income:
Net income	—	113,582	—
Cumulative translation adjustment	—	—	2,270
Total comprehensive income	—	—	—	115,852

BALANCE, FEBRUARY 28, 2007 (As Restated) (See Note 1z)	$522,655	$(291,443)	$316	$231,902

Exercise of stock options and related income tax benefits	(460)	—	—	(460)
Issuance of Common Stock to employees and officers and related income tax benefits	6,992	—	—	6,996
Purchases of common stock	(13,846)	—	—	(13,868)
Preferred stock dividends	—	(8,984)	—	(8,984)
Cumulative impact of adoption of FIN 48	—	25,180	—	25,180

Comprehensive Income:
Net loss	—	(1,350)	—
Cumulative translation adjustment	—	—	2,541
Change in fair value of derivative instrument	—	—	(4,472)
Total comprehensive loss	—	—	—	(3,281)

BALANCE, FEBRUARY 29, 2008 (As Restated) (See Note 1z)	$515,341	$(276,597)	$(1,615)	$237,485

Issuance of Common Stock to employees and officers and related income tax benefits	6,282	—	—	6,293
Preferred stock dividends	—	(5,615)	—	(5,615)
Tax benefit on stock based compensation	(138)	—	—	(138)
Conversion of preferred stock to common stock	3,291	—	—	3,293

Comprehensive Income:
Net loss (As Restated) (See Note 1z)	—	(300,269)	—
Cumulative translation adjustment	—	—	(1,523)
Change in fair value of derivative instrument	—	—	474
Total comprehensive loss	—	—	—	(301,318)

BALANCE, FEBRUARY 28, 2009 (As Restated) (See Note 1z)	$524,776	$(582,481)	$(2,664)	$(60,000)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2007	2008	2009 (As Restated) (See Note 1z)
OPERATING ACTIVITIES:
Net income (loss)	$113,582	$(1,350)	$(300,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Discontinued operations	(114,708)	(16,558)	(67)
Impairment losses	—	21,225	373,408
Loss on debt extinguishment	13,435	—	—
Depreciation and amortization	14,452	15,020	14,969
Accretion of interest on senior discount notes, including amortization of related debt costs	8	—	—
Minority interest expense, net	4,571	5,230	5,316
Provision for bad debts	1,954	2,045	3,504
Provision (benefit) for deferred income taxes	2,625	(4,504)	(67,440)
Noncash compensation	7,724	7,200	5,822
Contract termination fee	—	15,252	—
(Gain) loss on disposal of fixed assets	4	(104)	14
Other	(124)	(357)	—
Changes in assets and liabilities -
Accounts receivable	1,835	(727)	11,409
Prepaid expenses and other current assets	1,203	(5,766)	(8,697)
Other assets	88	3,427	6,444
Accounts payable and accrued liabilities	(17,656)	(422)	(293)
Deferred revenue	1,278	2,637	1,275
Income taxes	(1,092)	2,337	1,168
Other liabilities	(8,973)	1,242	(4,825)
Net cash provided by operating activities — discontinued operations	12,883	5,887	4,785

Net cash provided by operating activities	33,089	51,714	46,523

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,258)	(6,743)	(20,627)
Cash paid for acquisitions	(1,098)	(15,309)	(335)
Deposits on acquisitions and other	(421)	(568)	(221)
Net cash provided by investing activities — discontinued operations	316,001	56,226	38,884

Net cash provided by investing activities	309,224	33,606	17,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2007	2008	2009 (As Restated) (See Note 1z)
FINANCING ACTIVITIES:
Payments on long-term debt	(1,014,133)	(100,307)	(23,338)
Proceeds from long-term debt	719,500	41,000	6,000
Settlement of tax withholding obligations	(945)	(612)	(547)
Tax benefit of dividend on unvested restricted stock	597	—	—
Special cash dividend paid	(150,180)	—	—
Dividends and distributions paid to minority interest shareholders	(5,207)	(5,044)	(8,516)
Purchases of the Company’s Class A Common Stock, including transaction costs	23	(13,868)	—
Proceeds from exercise of stock options and employee stock purchases	223	61	—
Premiums paid to redeem outstanding obligations	(88)	—	—
Payments for debt related costs	(4,621)	—	—
Adjusted tax benefit on stock-based compensation	—	(460)	(138)
Preferred stock dividends	(8,984)	(8,984)	(6,738)

Net cash used in financing activities	(463,815)	(88,214)	(33,277)

Effect of exchange rate on cash and cash equivalents	1,427	1,645	(714)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,075)	(1,249)	30,233

CASH AND CASH EQUIVALENTS:
Beginning of period	140,822	20,747	19,498

End of period	$20,747	$19,498	$49,731

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$51,259	$29,008	$27,488
Income taxes, net of refunds	6,866	4,010	4,484
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	8,674	7,087	10,120

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired	$2,453
Cash paid	(1,098)

Liabilities recorded	$1,355

ACQUISITION OF ORANGE COAST
Fair value of assets acquired		$7,911	$—
Purchase price withheld (see Note 10)		(335)	335
Cash paid		(6,522)	(335)

Liabilities recorded		$1,054	$—

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired		$9,212
Cash paid		(8,787)

Liabilities recorded		$425

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
     z. Restatement
Overview
     Emmis Communications Corporation is filing this amendment to its Annual Report on Form 10-K for the year ended February 28, 2009 to amend and restate its financial statements and other financial information for the year then ended. During the year ended February 28, 2009, we recorded a valuation allowance on substantially all of our domestic deferred tax assets as it was more likely than not that the domestic deferred tax assets would not be realized. In determining the valuation allowance of our deferred tax assets, the Company netted deferred tax assets related to indefinite-lived intangible assets and deferred tax liabilities related to indefinite-lived intangible assets. In accordance with generally accepted accounting principles, deferred tax assets and deferred tax liabilities associated with indefinite-lived intangible assets should not be netted because the timing of the reversal of the deferred tax liabilities is unknown. We have recorded additional valuation allowance equal to the amount of deferred tax assets we had erroneously netted against deferred tax liabilities. As a result of the foregoing, the Company overstated the benefit for income taxes and understated deferred tax liabilities by $25.3 million. In connection with this restatement, the Company also increased the balance of a deferred tax liability related to an indefinite-lived intangible asset by $6.1 million, with a corresponding reduction to the beginning balance of retained earnings as this matter related to a prior period. The restatements have no effect on our cash flows in any period.
Summary of changes to financial statements
     The following tables set forth the effects of the restatement described above:
Restatement effects — Consolidated Statements of Operations

	For the year ended
	February 28, 2009
	As originally filed	Revised
	on Form 10-K	on Form 10-K/A
BENEFIT FOR INCOME TAXES	$(89,312)	$(64,027)
LOSS FROM CONTINUING OPERATIONS	(275,051)	(300,336)
NET LOSS	(274,984)	(300,269)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(283,917)	(309,202)

BASIC NET LOSS AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(7.81)	$(8.50)
Net loss available to common shareholders	(7.81)	(8.50)

DILUTED NET LOSS AVAILABLE TO COMMON SHAREHOLDERS:
Continuing operations	$(7.81)	$(8.50)
Net loss available to common shareholders	(7.81)	(8.50)
Restatement effects — Consolidated Balance Sheets

	February 28, 2009
	As originally filed	Revised
	on Form 10-K	on Form 10-K/A
DEFERRED INCOME TAXES	$76,294	$107,722
TOTAL LIABILITIES	627,324	658,752
ACCUMULATED DEFICIT	(551,053)	(582,481)
TOTAL SHAREHOLDERS’ DEFICIT	(28,572)	(60,000)
Restatement effects — Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2009
	As originally filed	Revised
	on Form 10-K	on Form 10-K/A
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,984)	$(300,269)
Benefit for deferred income taxes	(92,725)	(67,440)
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
15. INCOME TAXES
     The provision (benefit) for income taxes for the years ended February 2007, 2008 and 2009, consisted of the following:

	2007	2008	2009 (As Restated) (See Note 1z)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,021	2,061	3,413

	1,021	2,061	3,413

Deferred:
Federal	1,862	(5,235)	(58,346)
State	991	474	(8,581)
Foreign	(228)	257	(513)

	2,625	(4,504)	(67,440)

Provision (benefit) for income taxes	$3,646	$(2,443)	$(64,027)

Other Tax Related Information:

Taxes associated with minority interest earnings	(2,587)	(2,763)	(2,539)
Tax provision of discontinued operations	78,622	12,826	1,930
     United States and foreign income (loss) before income taxes for the years ended February 2007, 2008 and 2009 was as follows:

	2007	2008	2009
United States	$2,276	$(19,658)	$(360,059)
Foreign	4,815	4,537	1,012

Income (loss) before income taxes	$7,091	$(15,121)	$(359,047)

     The provision (benefit) for income taxes for the years ended February 2007, 2008 and 2009 differs from that computed at the Federal statutory corporate tax rate as follows:

	2007	2008	2009 (As Restated) (See Note 1z)
Computed income taxes at 35%	$2,481	$(5,292)	$(125,666)
State income tax	991	474	(8,581)
Foreign taxes	(982)	714	(254)
Nondeductible stock compensation and Section 162 disallowance	265	1,021	1,486
Entertainment disallowance	576	677	620
Change in US federal valuation allowance	—	—	54,061
Impairment charges on goodwill with no tax basis	—	—	14,030
Other	315	(37)	277

Provision (benefit) for income taxes	$3,646	$(2,443)	$(64,027)

     The components of deferred tax assets and deferred tax liabilities at February 29, 2008 and February 28, 2009 are as follows:

	2008	2009 (As Restated) (See Note 1z)
Deferred tax assets:
Net operating loss carryforwards	$13,073	$23,836
Intangible assets	5,250	29,975
Compensation relating to stock options	3,693	3,487
Interest rate exchange agreement	3,108	2,779
Deferred revenue	6,231	5,491
Tax credits	5,861	5,883
Investments in subsidiairies	1,050	1,751
Other	3,282	4,615
Valuation allowance	(9,338)	(63,990)

Total deferred tax assets	32,210	13,827

Deferred tax liabilities
Indefinite-lived intangible assets	(199,596)	(110,692)
Fixed assets	(9,116)	(539)
Foreign unremitted earnings	—	(9,775)
Other	(1,047)	(543)

Total deferred tax liabilities	(209,759)	(121,549)

Net deferred tax liabilities	$(177,549)	$(107,722)

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company increased its valuation allowance for all jurisdictions by $54.7 million to $64.0 million as of February 28, 2009 from $9.3 million as of February 29, 2008, to reflect a valuation allowance for the majority of its total domestic net deferred tax assets. The increase in the valuation allowance was primarily the result of charges; recoveries during the year ended February 28, 2009 were not material to the overall change. As part of its assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its deferred tax assets (“DTAs”) based on the deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because this DTL would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. The increase in the valuation allowance was primarily due to the cumulative losses incurred by the Company over the past three years (primarily as a result of impairment charges recorded during the year ended February 28, 2009) and the recording of a full valuation reserve against the majority of its domestic net deferred tax assets. The valuation allowance as of February 28, 2009 included $2.8 million for an income tax benefit recorded in other comprehensive income (loss). At February 29, 2008, $1.849 in current deferred tax assets were recorded with other current assets in the accompanying consolidated balance sheets.

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
     A valuation allowance has been provided for the net operating loss carryforwards, which do not expire, related to the Company’s Belgium subsidiary. Additionally, a valuation allowance has been provided for the net operating loss carryforwards related to Federal and most state net operating losses as it is more likely than not that all but $3.0 million of the Company’s state net operating losses will expire unutilized. The state net operating loss carryforwards expire between the years ending February 2010 and February 2029.
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

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended				Full
	May 31	Aug. 31	Nov. 30	Feb. 28 (29) (As Restated) (See Note 1z)	Year (As Restated) (See Note 1z)
Year ended February 28, 2009
Net revenues	$86,024	$94,221	$85,135	$68,493	$333,873
Operating income (loss)	13,213	17,132	(197,280)	(166,734)	(333,669)
Net income (loss) available to common shareholders	(1,050)	1,236	(125,657)	(183,731)	(309,202)
Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$0.02	$(3.45)	$(4.98)	$(8.50)
Discontinued operations	$0.01	$0.01	$—	$(0.03)	$—
Net income (loss) available to common shareholders	$(0.03)	$0.03	$(3.45)	$(5.01)	$(8.50)
Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$0.02	$(3.45)	$(4.98)	$(8.50)
Discontinued operations	$0.01	$0.01	$—	$(0.03)	$—
Net income (loss) available to common shareholders	$(0.03)	$0.03	$(3.45)	$(5.01)	$(8.50)
Year ended February 29, 2008
Net revenues	$86,364	$95,685	$90,561	$85,449	$358,059
Operating income (loss)	12,575	17,124	2,207	(12,190)	19,716
Net income (loss) available to common shareholders	(1,935)	11,810	(2,142)	(18,067)	(10,334)
Basic earnings (loss) per common share:
Continuing operations	$(0.07)	$0.04	$(0.21)	$(0.52)	$(0.74)
Discontinued operations	$0.02	$0.27	$0.15	$0.01	$0.46
Net income (loss) available to common shareholders	$(0.05)	$0.31	$(0.06)	$(0.51)	$(0.28)
Diluted earnings (loss) per common share:
Continuing operations	$(0.07)	$0.04	$(0.21)	$(0.52)	$(0.74)
Discontinued operations	$0.02	$0.27	$0.15	$0.01	$0.46
Net income (loss) available to common shareholders	$(0.05)	$0.31	$(0.06)	$(0.51)	$(0.28)
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for deferred income taxes, specifically, that we did not have adequately designed procedures to identify deferred tax assets for which a valuation allowance should have been provided.
     Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of February 28, 2009.
     As of October 8, 2009, we modified the presentation of our reconciliation of deferred tax assets related to indefinite-lived intangible assets and deferred tax liabilities related to indefinite-lived intangible assets to adequately identify deferred tax assets existing as of the balance sheet date. We believe this change in presentation has remediated the internal control weakness. In connection with this amended Form 10-K/A, under the direction of our CEO and CFO, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.
     Other than as expressly noted in this Item 9A, there was no change in our internal control over financial reporting during the quarter ended February 28, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting (as restated)
     Management’s report on internal control over financial reporting and the attestation report of Emmis Communications Corporation’s independent registered accounting firm are included in Emmis Communications Corporation’s financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by this reference.
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

EMMIS COMMUNICATIONS CORPORATION
Date: October 9, 2009	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

	SIGNATURE	TITLE

Date: October 9, 2009	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date: October 9, 2009	/s/ Patrick M. Walsh Patrick M. Walsh	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director (Principal Accounting Officer)

Date:	Susan B. Bayh	Director

Date: October 9, 2009	Gary L. Kaseff* Gary L. Kaseff	Director

Date: October 9, 2009	Richard A. Leventhal* Richard A. Leventhal	Director

Date: October 9, 2009	Peter A. Lund* Peter A. Lund	Director

Date: October 9, 2009	Greg A. Nathanson* Greg A. Nathanson	Director

Date: October 9, 2009	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright J. Scott Enright
Attorney-in-Fact