Form 10-Q/A
period 2009-05-31
EMMIS COMMUNICATIONS CORP
filed 2009-10-09
CIK 783005

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 5, 2009, was:

31,991,811	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

Explanatory Note
Overview
Emmis Communications Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 (“Original Report”) to amend and restate its financial statements for the period then ended. In addition, we are filing an amendment to our Annual Report on Form 10-K for the year ended February 28, 2009 to amend and restate financial statements and other financial information for the year then ended. During the year ended February 28, 2009, we recorded a valuation allowance on substantially all of our domestic deferred tax assets as it was more likely than not that the domestic deferred tax assets would not be realized. In determining the valuation allowance of our deferred tax assets, the Company netted deferred tax assets related to indefinite-lived intangible assets and deferred tax liabilities related to indefinite-lived intangible assets. In accordance with generally accepted accounting principles, deferred tax assets and deferred tax liabilities associated with indefinite-lived intangible assets should not be netted because the timing of the reversal of the deferred tax liabilities is unknown. As part of its restatement for the year ended February 28, 2009 on Form 10-K/A, we recorded additional valuation allowance equal to the amount of deferred tax assets we had erroneously netted against deferred tax liabilities. The correction of the error discussed above impacts our provision for income taxes for our fiscal quarter ended May 31, 2009. Thus, we are restating our condensed consolidated financial statements for the three months ended May 31, 2009 to decrease our provision for income taxes by $4.5 million. The restatements have no effect on our cash flows in any period.
Amendment to this Form 10-Q
The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 – Financial Statements; Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 – Controls and Procedures.
The following tables set forth the effects of the restatement described above:
Restatement effects – Consolidated Statements of Operations

	Three months ended
	May 31, 2009
	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A
PROVISION FOR INCOME TAXES	$10,083	$5,614
INCOME FROM CONTINUING OPERATIONS	11,811	16,280
CONSOLIDATED NET INCOME	11,223	15,692
NET INCOME ATTRIBUTABLE TO THE COMPANY	9,713	14,182
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	7,518	11,987

Amounts attributable to common shareholders:
Continuing operations	$8,106	$12,575
Discontinued operations	(588)	(588)
Net income attributable to common shareholders	$7,518	$11,987

BASIC NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Continuing operations	$0.22	$0.34
Net income attributable to common shareholders	0.20	0.32

DILUTED NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Continuing operations	$0.22	$0.34
Net income attributable to common shareholders	0.20	0.32

Restatement effects – Consolidated Balance Sheets

	May 31, 2009
	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A
DEFERRED INCOME TAXES	$86,240	$113,199
TOTAL LIABILITIES	517,859	544,818
ACCUMULATED DEFICIT	(541,339)	(568,298)
TOTAL SHAREHOLDERS’ DEFICIT	(22,438)	(49,397)
TOTAL EQUITY	27,217	258
Restatement effects – Consolidated Statements of Cash Flows

	Three months ended
	May 31, 2009
	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$11,223	$15,692
Provision for deferred income taxes	9,751	5,282
This amendment to the Original Report does not alter any part of the content of the Original Report, except for the changes provided herein. This amendment continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this amendment is not a representation that any statements contained in the Original Report or this amendment are true or complete as of any date subsequent to the date of the Original Report. For the convenience of the reader, we have resubmitted the Form 10-Q for the three months ended May 31, 2009 in its entirety.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2008	2009 (As Restated) (See Note 1)
NET REVENUES	$85,410	$62,429
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $3,301 and$2,767, respectively	62,056	54,521
Corporate expenses excluding depreciation and amortization expense of $531 and $395, respectively	5,633	3,890
Restructuring charge	—	3,350
Impairment loss	—	3,661
Depreciation and amortization	3,832	3,162
Gain on disposal of assets	(7)	(158)

Total operating expenses	71,514	68,426

OPERATING INCOME (LOSS)	13,896	(5,997)

OTHER INCOME (EXPENSE):
Interest expense	(7,057)	(5,619)
Gain on debt extinguishment	—	31,905
Other income (expense), net	(151)	1,605

Total other income (expense)	(7,208)	27,891

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	6,688	21,894

PROVISION FOR INCOME TAXES	3,924	5,614

INCOME FROM CONTINUING OPERATIONS	2,764	16,280

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	161	588

CONSOLIDATED NET INCOME	2,603	15,692

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,407	1,510

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,196	14,182

PREFERRED STOCK DIVIDENDS	2,246	2,195

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,050)	$11,987

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2008	2009 (As Restated) (See Note 1)
Amounts attributable to common shareholders:
Continuing operations	$(889)	$12,575
Discontinued operations	(161)	(588)

Net income (loss) attributable to common shareholders	$(1,050)	$11,987

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.02)	$0.34
Discontinued operations, net of tax	(0.01)	(0.02)

Net income (loss) attributable to common shareholders	$(0.03)	$0.32

Basic weighted average common shares outstanding	36,120	36,928

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.02)	$0.34
Discontinued operations, net of tax	(0.01)	(0.02)

Net income (loss) attributable to common shareholders	$(0.03)	$0.32

Diluted weighted average common shares outstanding	36,120	37,144
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		May 31,
		2009
		(As Restated)
	February 28, 2009	(See Note 1) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,731	$20,728
Accounts receivable, net	46,348	44,492
Prepaid expenses	18,115	20,171
Other current assets	14,497	2,658
Current assets — discontinued operations	650	441

Total current assets	129,341	88,490

PROPERTY AND EQUIPMENT, NET	55,043	52,834
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	496,711	496,711
Goodwill	29,442	29,442
Other intangibles, net	11,720	10,420

Total intangible assets	537,873	536,573

OTHER ASSETS, NET	8,015	7,606

NONCURRENT ASSETS — HELD FOR SALE	8,900	—

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	39	32

Total assets	$739,211	$685,535

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		May 31,
		2009
		(As Restated)
	February 28, 2009	(See Note 1) (Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,365	$10,853
Current maturities of long-term debt	5,263	4,278
Accrued salaries and commissions	7,651	5,806
Accrued interest	2,895	3,217
Deferred revenue	18,805	25,970
Other current liabilities	6,899	6,371
Current liabilities — discontinued operations	1,081	851

Total current liabilities	57,959	57,346

LONG-TERM DEBT, NET OF CURRENT MATURITIES	417,141	343,540

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	8	5

OTHER NONCURRENT LIABILITIES	22,921	30,728

DEFERRED INCOME TAXES	107,722	113,199

Total liabilities	605,751	544,818

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2009 AND MAY 31, 2009	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 31,912,656 shares at February 28, 2009 and 31,982,563 shares at May 31, 2009	319	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 28, 2009 and May 31, 2009	50	50
Additional paid-in capital	524,776	525,296
Accumulated deficit	(582,481)	(568,298)
Accumulated other comprehensive loss	(2,664)	(6,765)

Total shareholders’ deficit	(60,000)	(49,397)

NONCONTROLLING INTERESTS	53,001	49,655

Total equity (deficit)	(6,999)	258

Total liabilities and equity	$739,211	$685,535

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
		2009
	2008	(As Restated) (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,603	$15,692
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Discontinued operations	161	588
Impairment loss	—	3,661
Depreciation and amortization	3,990	3,283
Gain on debt extinguishment	—	(31,905)
Provision for bad debts	745	1,231
Provision for deferred income taxes	3,904	5,282
Noncash compensation	2,609	551
Gain on sale of assets	(7)	(158)
Changes in assets and liabilities -
Accounts receivable	(2,434)	(209)
Prepaid expenses and other current assets	95	9,290
Other assets	1,390	(773)
Accounts payable and accrued liabilities	(591)	(5,875)
Deferred revenue	156	7,165
Income taxes	(180)	(837)
Other liabilities	(1,331)	7,763
Net cash provided by (used in) operating activities — discontinued operations	277	(606)

Net cash provided by operating activities	11,387	14,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(694)	(585)
Cash paid for acquisitions	—	(4,882)
Proceeds from the sale of assets	9	9,058
Other	(250)	65
Net cash used in investing activities — discontinued operations	(186)	—

Net cash provided by (used in) investing activities	(1,121)	3,656

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
		2009
	2008	(As Restated) (See Note 1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,097)	(113,778)
Proceeds from long-term debt	3,000	73,235
Fees associated with Dutch auction debt tenders	—	(1,013)
Payments of dividends and distributions to noncontrolling interests	(1,398)	(2,645)
Payments of preferred stock dividends	(2,246)	—
Settlement of tax withholding obligations on stock issued to employees	(540)	(25)
Other	(137)	—

Net cash used in financing activities	(5,418)	(44,226)

Effect of exchange rates on cash and cash equivalents	1,239	(2,576)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,087	(29,003)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,498	49,731

End of period	$25,585	$20,728

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$7,844	$5,176
Income taxes, net of refunds	599	930

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	2,473	495
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2009
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
     Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2009. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2009, and the results of its operations and cash flows for the three-month periods ended May 31, 2008 and 2009.
Restatement
Overview
Emmis Communications Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 to amend and restate its financial statements for the period then ended. In addition, we are filing an amendment to our Annual Report on Form 10-K for the year ended February 28, 2009 to amend and restate financial statements and other financial information for the year then ended. During the year ended February 28, 2009, we recorded a valuation allowance on substantially all of our domestic deferred tax assets as it was more likely than not that the domestic deferred tax assets would not be realized. In determining the valuation allowance of our deferred tax assets, the Company netted deferred tax assets related to indefinite-lived intangible assets and deferred tax liabilities related to indefinite-lived intangible assets. In accordance with generally accepted accounting principles, deferred tax assets and deferred tax liabilities associated with indefinite-lived intangible assets should not be netted because the timing of the reversal of the deferred tax liabilities is unknown. As part of its restatement for the year ended February 28, 2009 on Form 10-K/A, we recorded additional valuation allowance equal to the amount of deferred tax assets we had erroneously netted against deferred tax liabilities. The correction of the error discussed above impacts our provision for income taxes for our fiscal quarter ended May 31, 2009. Thus, we are restating our condensed consolidated financial statements for the three months ended May 31, 2009 to decrease our provision for income taxes by $4.5 million. The restatements have no effect on our cash flows in any period.
Summary of changes to financial statements
The following tables set forth the effects of the restatement described above:
Restatement effects – Condensed Consolidated Statements of Operations

	Three months ended
	May 31, 2009
	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A
PROVISION FOR INCOME TAXES	$10,083	$5,614
INCOME FROM CONTINUING OPERATIONS	11,811	16,280
CONSOLIDATED NET INCOME	11,223	15,692
NET INCOME ATTRIBUTABLE TO THE COMPANY	9,713	14,182
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	7,518	11,987

Amounts attributable to common shareholders:
Continuing operations	$8,106	$12,575
Discontinued operations	(588)	(588)
Net income attributable to common shareholders	$7,518	$11,987

BASIC NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Continuing operations	$0.22	$0.34
Net income attributable to common shareholders	0.20	0.32

DILUTED NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Continuing operations	$0.22	$0.34
Net income attributable to common shareholders	0.20	0.32
Restatement effects – Consolidated Balance Sheets

	May 31, 2009
	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A
DEFERRED INCOME TAXES	$86,240	$113,199
TOTAL LIABILITIES	517,859	544,818
ACCUMULATED DEFICIT	(541,339)	(568,298)
TOTAL SHAREHOLDERS’ DEFICIT	(22,438)	(49,397)
TOTAL EQUITY	27,217	258
Restatement effects – Consolidated Statements of Cash Flows

	Three months ended
	May 31, 2009
	As originally filed	Revised
	on Form 10-Q	on Form 10-Q/A
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$11,223	$15,692
Provision for deferred income taxes	9,751	5,282
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
Note 9. Comprehensive Income
     Comprehensive income was comprised of the following for the three-month periods ended May 31, 2008 and 2009:

	Three Months Ended May 31,
		2009
	2008	(As Restated) (See Note 1)
Consolidated net income	$2,603	$15,692

Other comprehensive income, net of tax:
Change in fair value of derivatives	3,055	(1,472)
Translation adjustment	2,467	(3,619)

Comprehensive income	$8,125	$10,601
Comprehensive income attributable to noncontrolling interests	(1,473)	(520)

Comprehensive income attributable to the Company	$6,652	$10,081

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

Provision for income taxes:

	Three Months Ended May 31,
	2008	2009 (As Restated) (See Note 1)	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$3,924	$5,614	$1,690	43.1%

     Income taxes increased primarily due to an increase in income from continued operations due to the gain on debt extinguishment as discussed above, as well as an increase in our valuation allowance as our deferred tax assets subject to a valuation allowance (after excluding net deferred tax liabilities associated with indefinite-lived intangibles) increased. Our effective tax rate for the three-month period ended May 31, 2009 was approximately 26%.

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
Consolidated net income:

	Three Months Ended May 31,
	2008	2009 (As Restated) (See Note 1)	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$2,603	$15,692	$13,089	502.8%

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for deferred income taxes, specifically, that we did not have adequately designed procedures to identify deferred tax assets for which a valuation allowance should have been provided.
     Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of May 31, 2009.
     As of October 8, 2009, we modified the presentation of our reconciliation of deferred tax assets related to indefinite-lived intangible assets and deferred tax liabilities related to indefinite-lived intangible assets to adequately identify deferred tax assets existing as of the balance sheet date. We believe this change in presentation has remediated the internal control weakness. In connection with this amended Form 10-Q/A, under the direction of our CEO and CFO, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
     As previously reported, there was no change in our internal control over financial reporting during the quarter ended May 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     It should be noted that any control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met.
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

EMMIS COMMUNICATIONS CORPORATION
Date: October 9, 2009	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer