Form 10-Q
period 2009-08-31
EMMIS COMMUNICATIONS CORP
filed 2009-10-09
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
EMMIS COMMUNICATIONS CORPORATION
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
Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2009	2008	2009
NET REVENUES	$93,686	$67,970	$179,096	$130,399
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $3,365, $2,772, $6,666 and $5,539, respectively	67,167	54,783	129,223	109,304
Corporate expenses excluding depreciation and amortization expense of $577, $380, $1,108 and $775, respectively	4,661	3,192	10,294	7,082
Restructuring charge	—	—	—	3,350
Impairment loss	—	170,981	—	174,642
Depreciation and amortization	3,942	3,152	7,774	6,314
(Gain) loss on disposal of assets	13	10	6	(148)

Total operating expenses	75,783	232,118	147,297	300,544

OPERATING INCOME (LOSS)	17,903	(164,148)	31,799	(170,145)

OTHER INCOME (EXPENSE):
Interest expense	(6,564)	(5,336)	(13,621)	(10,955)
Gain (loss) on debt extinguishment	—	(543)	—	31,362
Other income (expense), net	(1,226)	(516)	(1,377)	1,089

Total other income (expense)	(7,790)	(6,395)	(14,998)	21,496

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	10,113	(170,543)	16,801	(148,649)

PROVISION (BENEFIT) FOR INCOME TAXES	4,584	(38,428)	8,508	(32,814)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,529	(132,115)	8,293	(115,835)

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	129	(27)	290	561

CONSOLIDATED NET INCOME (LOSS)	5,400	(132,088)	8,003	(116,396)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,918	1,279	3,325	2,789

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	3,482	(133,367)	4,678	(119,185)

PREFERRED STOCK DIVIDENDS	2,246	2,194	4,492	4,389

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,236	$(135,561)	$186	$(123,574)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2009	2008	2009
Amounts attributable to common shareholders:
Continuing operations	$1,365	$(135,588)	$476	$(123,013)
Discontinued operations	(129)	27	(290)	(561)

Net income (loss) attributable to common shareholders	$1,236	$(135,561)	$186	$(123,574)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$0.04	$(3.67)	$0.01	$(3.33)
Discontinued operations, net of tax	(0.01)	—	—	(0.02)

Net income (loss) attributable to common shareholders	$0.03	$(3.67)	$0.01	$(3.35)

Basic weighted average common shares outstanding	36,313	36,949	36,220	36,938

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$0.04	$(3.67)	$0.01	$(3.33)
Discontinued operations, net of tax	(0.01)	—	—	(0.02)

Net income (loss) attributable to common shareholders	$0.03	$(3.67)	$0.01	$(3.35)

Diluted weighted average common shares outstanding	36,547	36,949	36,428	36,938
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		August 31,
	February 28,	2009
	2009	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,731	$18,225
Accounts receivable, net	46,348	45,787
Prepaid expenses	18,115	18,463
Other current assets	14,497	2,300
Current assets - discontinued operations	650	19

Total current assets	129,341	84,794

PROPERTY AND EQUIPMENT, NET	55,043	51,702
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	496,711	335,801
Goodwill	29,442	24,175
Other intangibles, net	11,720	5,041

Total intangible assets	537,873	365,017

OTHER ASSETS, NET	8,015	10,033

NONCURRENT ASSETS - HELD FOR SALE	8,900	—

NONCURRENT ASSETS - DISCONTINUED OPERATIONS	39	—

Total assets	$739,211	$511,546

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		August 31,
	February 28,	2009
	2009	(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,365	$10,479
Current maturities of long-term debt	5,263	4,452
Accrued salaries and commissions	7,651	6,765
Accrued interest	2,895	3,691
Deferred revenue	18,805	25,674
Other current liabilities	6,899	5,511
Current liabilities - discontinued operations	1,081	311

Total current liabilities	57,959	56,883

LONG-TERM DEBT, NET OF CURRENT MATURITIES	417,141	342,693

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	8	4

OTHER NONCURRENT LIABILITIES	22,921	27,155

DEFERRED INCOME TAXES	107,722	74,175

Total liabilities	605,751	500,910

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2009 AND AUGUST 31, 2009	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 31,912,656 shares at February 28, 2009 and 31,998,907 shares at August 31, 2009	319	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 28, 2009 and August 31, 2009	50	50
Additional paid-in capital	524,776	525,847
Accumulated deficit	(582,481)	(701,666)
Accumulated other comprehensive loss	(2,664)	(4,513)

Total shareholders’ deficit	(60,000)	(179,962)

NONCONTROLLING INTERESTS	53,001	50,139

Total equity (deficit)	(6,999)	(129,823)

Total liabilities and equity	$739,211	$511,546

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity (Deficit)
BALANCE, FEBRUARY 28, 2009	31,912,656	$319	4,956,305	$50	$524,776	$(582,481)	$(2,664)	$53,001	$(6,999)

Issuance of Common Stock to employees and officers and related income tax benefits	81,251	1	—	—	1,071	—	—	—	1,072
Exercise of stock options	5,000	—	—	—	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,060)	(5,060)

Comprehensive Loss:
Net income (loss)	—	—	—	—	—	(119,185)	—	2,789
Change in value of derivative instrument	—	—	—	—	—	—	(460)	—
Cumulative translation adjustment	—	—	—	—	—	—	(1,389)	(591)
Total comprehensive loss	—	—	—	—	—	—	—	—	(118,836)

BALANCE, AUGUST 31, 2009	31,998,907	$320	4,956,305	$50	$525,847	$(701,666)	$(4,513)	$50,139	$(129,823)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$8,003	$(116,396)
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Discontinued operations	290	561
Impairment loss	—	174,642
Depreciation and amortization	8,089	6,584
Gain on debt extinguishment	—	(31,362)
Provision for bad debts	1,174	1,389
Provision (benefit) for deferred income taxes	7,960	(33,757)
Noncash compensation	3,779	1,106
Gain (loss) on sale of assets	6	(148)
Changes in assets and liabilities -
Accounts receivable	(7,278)	(843)
Prepaid expenses and other current assets	(1,532)	11,947
Other assets	1,838	(158)
Accounts payable and accrued liabilities	(270)	(4,982)
Deferred revenue	581	6,869
Income taxes	(45)	(1,728)
Other liabilities	(2,575)	4,278
Net cash provided by (used in) operating activities - discontinued operations	2,493	(833)

Net cash provided by operating activities	22,513	17,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,580)	(1,376)
Cash paid for acquisitions	—	(4,882)
Proceeds from the sale of assets	9	9,108
Other	(250)	51
Net cash provided by (used in) investing activities - discontinued operations	38,864	(184)

Net cash provided by investing activities	36,043	2,717

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(8,191)	(116,633)
Proceeds from long-term debt	6,000	75,235
Debt-related costs	—	(4,810)
Payments of dividends and distributions to noncontrolling interests	(5,461)	(3,839)
Payments of preferred stock dividends	(4,492)	—
Settlement of tax withholding obligations on stock issued to employees	(544)	(26)
Other	(138)	1

Net cash used in financing activities	(12,826)	(50,072)

Effect of exchange rates on cash and cash equivalents	2,285	(1,320)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,015	(31,506)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,498	49,731

End of period	$67,513	$18,225

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$14,596	$9,889
Income taxes, net of refunds	2,004	2,543

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	3,746	1,097

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired		$4,882
Cash paid		(4,882)

Liabilities recorded		$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2009
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
     In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2009, and the results of its operations for the three-month and six-month periods ended August 31, 2008 and 2009 and cash flows for the six-month periods ended August 31, 2008 and 2009.
Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as a single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of Statement of Financial Accounting Standards No. 168, which will be effective for our quarter ended November 30, 2009, will not have an impact on the Company’s financial position, results of operations or cash flows.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of SFAS No. 165, which was effective for the Company in the period ended August 31, 2009, did not have an effect on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods that were previously only required in annual financial statements. The Company’s adoption of FAS 107-1 and APB 28-1, which was effective for the Company for the period ended August 31, 2009, did not have an effect on the Company’s financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was adopted by the Company on March 1, 2009, changing the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying condensed consolidated balance sheets. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of SFAS No. 160 resulted in the reclassification of $53,001 and $50,139 of noncontrolling interests to a component of equity at February 28, 2009 and August 31, 2009, respectively.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that changed how business combinations are accounted for through the use of fair values in financial reporting and impacts financial statements both on the acquisition date and in subsequent periods. In February 2009, the FASB issued SFAS No. 141R-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS 141R. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009.
Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2008 and 2009, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2009	2008	2009
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	7,015	6,854	7,015	6,854
Stock options and restricted stock awards	8,373	10,100	8,228	10,080

Antidilutive common share equivalents	15,388	16,954	15,243	16,934

Discontinued Operations
     Summary of Discontinued Operations Activity:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2009	2008	2009
Income (loss) from discontinued operations:
Television	$3,510	$—	$5,016	$—
Belgium	(769)	(383)	(1,451)	(944)
Tu Ciudad Los Angeles	(1,328)	—	(1,883)	(15)
Emmis Books	(12)	(10)	(25)	(22)

Total	1,401	(393)	1,657	(981)
Less: Provision for income taxes	963	—	1,380	—

Income (loss) from discontinued operations, net of tax	438	(393)	277	(981)

Gain (loss) on sale of discontinued operations:
Television	(994)	—	(994)	—
Belgium	—	420	—	420

Total	(994)	420	(994)	420
Less: Provision for income taxes	(427)	—	(427)	—

Gain (loss) on sale of discontinued operations, net of tax	(567)	420	(567)	420

Income (loss) from discontinued operations, net of tax	$(129)	$27	$(290)	$(561)

Discontinued Operation – Television Division
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
     The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2008	2009	2008	2009
Net revenues	$2,392	$—	$7,364	$—
Station operating expenses, excluding depreciation and amortization expense	(1,113)	—	2,356	—
Gain on disposal of assets	5	—	8	—
Income before taxes	3,510	—	5,016	—
Provision for income taxes	1,509	—	2,159	—
     Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	August 31, 2009
Current assets:
Other	$5	—

Total current assets	5	—

Current liabilities:
Accounts payable and accrued expenses	$303	$303

Total current liabilities	303	303

Discontinued Operation – Belgium
     On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the three months and six months ended August 31, 2008 and 2009. The following table summarizes certain operating results for Belgium for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2008	2009	2008	2009
Net revenues	$535	$362	$1,149	$703
Station operating expenses, excluding depreciation and amortization expense	1,199	727	2,396	1,647
Depreciation and amortization	107	—	207	—
Loss before income taxes	769	383	1,451	944
     Assets and liabilities related to Belgium are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	August 31, 2009
Current assets:
Accounts receivable, net	$446	$—
Prepaid expenses	136	—
Other	18	—

Total current assets	600	—

Noncurrent assets:
Other noncurrent assets	34	—

Total noncurrent assets	34	—

Total assets	$634	$—

Current liabilities:
Accounts payable and accrued expenses	$542	$—
Accrued salaries and commissions	116	—
Deferred revenue	80	—

Total current liabilities	738	—

Discontinued Operation – Tu Ciudad Los Angeles
     On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Tu Ciudad Los Angeles had historically been included in the publishing segment. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2008	2009	2008	2009
Net revenues	$(6)	$—	$818	$—
Station operating expenses, excluding depreciation and amortization expense	1,233	—	2,599	15
Depreciation and amortization	10	—	22	—
Loss on disposal of assets	79	—	80	—
Loss before income taxes	1,328	—	1,883	15
Benefit from income taxes	541	—	769	—
     Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	August 31, 2009
Noncurrent assets:
Other noncurrent assets	$5	$—

Total noncurrent assets	$5	$—

Current liabilities:
Accounts payable and accrued expenses	$10	$8
Other	3	—

Total current liabilities	$13	$8

Discontinued Operation – Emmis Books
     In February 2009, Emmis discontinued the operations of Emmis Books, which was engaged in regional book publication, as Emmis Books’ financial performance did not meet the Company’s expectations. Emmis had ceased new book publication in March 2006, but continued to sell existing book inventory until the decision to totally cease operations. Emmis Books had historically been included in the publishing segment. The following table summarizes certain operating results for Emmis Books for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2008	2009	2008	2009
Net revenues	$6	$(11)	$5	$(7)
Station operating expenses, excluding depreciation and amortization expense	7	(1)	16	15
Depreciation and amortization	2	—	5	—
Loss before taxes	12	10	25	22
Benefit for income taxes	5	—	10	—
     Assets and liabilities related to Emmis Books are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	August 31, 2009
Current assets:
Accounts receivable, net	$45	$19

Total current assets	45	19

Current liabilities:
Accounts payable and accrued expenses	$27	$—

Total current liabilities	27	—

Uncertain Tax Positions
          On March 1, 2007, the Company adopted the provisions of FASB Interpretation Number No. 48, Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of August 31, 2009, we had approximately $1.7 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the six months ended August 31, 2009, the Company recorded an expense for unrecognized tax benefits, interest and penalties of $0.2 million. As of August 31, 2009, the Company had a liability of $0.1 million for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to August 31, 2010 would be anywhere from a reduction of $0.6 million to $1.2 million due to settlement of ongoing audits.
Reclassifications
          Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2009 presentation. The reclassifications have no impact on net income previously reported.

Subsequent Events
          We have evaluated the financial statements for subsequent events through the time of the filing of this Form 10-Q.
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
          The Company adopted the fair value recognition provisions of SFAS No. 123R on March 1, 2006, using the modified-prospective-transition method. The amounts recorded as share based compensation expense under SFAS No. 123R primarily relate to annual stock option and restricted stock grants, but may also include restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, and, in prior periods, Company matches of common stock in our 401(k) plans.
          The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2008 and 2009:

	Six Months Ended August 31,
	2008	2009
Risk-Free Interest Rate:	2.7%	2.3% - 2.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0 - 6.5
Expected Volatility:	48.6%	72.3% - 89.7%
     The following table presents a summary of the Company’s stock options outstanding at August 31, 2009, and stock option activity during the six months ended August 31, 2009 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,350,802	$14.60
Granted	1,469,397	0.30
Exercised (1)	5,000	0.30
Forfeited	73,558	1.64
Expired	70,599	17.79

Outstanding, end of period	9,671,042	12.51	4.7	$569
Exercisable, end of period	7,377,305	15.92	3.3	$—

(1)	No options were exercised during the six months ended August 31, 2008; thus, the Company did not record an income tax benefit related to option exercises. The income tax benefit associated with the options exercised in the six month ended August 31, 2009 was immaterial.
     The weighted average grant date fair value of options granted during the six months ended August 31, 2008 and 2009, was $1.42 and $0.19, respectively.
     A summary of the Company’s nonvested options at August 31, 2009, and changes during the six months ended August 31, 2009, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	1,536,094	$2.73
Granted	1,469,397	0.19
Vested	638,196	4.05
Forfeited	73,558	0.85

Nonvested, end of period	2,293,737	0.81
     There were 0.8 million shares available for future grants under the various option plans at August 31, 2009. The vesting date of outstanding options at August 31, 2009 range from September 2009 to July 2012, and expiration dates range from October 2009 to July 2019.
Restricted Stock Awards
     The Company granted restricted stock awards to employees and directors of the Company in lieu of certain stock option grants from 2005 through 2008. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
     The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2009, and restricted stock activity during the six months ended August 31, 2009 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	644,084	$7.08
Granted	30,975	0.29
Vested (restriction lapsed)	221,443	9.71
Forfeited	20,740	4.91

Grants outstanding, end of period	432,876	5.37
     The total grant date fair value of shares vested during the six months ended August 31, 2008 and 2009 was $5.7 million and $2.2 million, respectively.
Recognized Non-Cash Compensation Expense
     The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and six months ended August 31, 2008 and 2009:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2009	2008	2009
Station operating expenses	$557	$176	$1,610	$339
Corporate expenses	613	379	2,169	767

Stock-based compensation expense included in operating expenses	1,170	555	3,779	1,106
Tax benefit	(479)	—	(1,549)	—

Recognized stock-based compensation expense, net of tax	$691	$555	$2,230	$1,106

          As of August 31, 2009, there was $1.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.
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
     The carrying amounts of the Company’s FCC licenses were $496.7 million as of February 28, 2009 and $335.8 million as of August 31, 2009. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year, but given the continued revenue declines in the radio broadcasting industry and given a recent radio station sale in one of the markets in which we operate, the Company performed an interim impairment test as of August 1, 2009 in connection with the close of its quarter ended August 31, 2009. As a result of the interim impairment test, we recognized a noncash impairment loss of $160.9 million that reduced the carrying value of our FCC licenses in each of our domestic radio markets. The impairment loss mostly stems from lower market revenues. The required annual impairment tests may result in impairment charges in future periods.
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
     As of February 28, 2009 and August 31, 2009, the carrying amount of the Company’s goodwill was $29.4 million and $24.2 million respectively. As of February 28, 2009, approximately $6.3 million and $23.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of August 31, 2009, approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively. As noted above, due to continued revenue declines in the markets in which we operate, the Company performed an interim impairment test on its goodwill as of August 1, 2009 in connection with the close of its quarter ended August 31, 2009. As a result of the interim impairment test, we recognized a noncash impairment loss of $5.3 million that reduced the carrying value of our goodwill recorded at our Los Angeles Magazine publication. The impairment loss mostly relates to lower than expected revenues. The required annual impairment tests may result in impairment charges in future periods. During the three months ended May 31, 2009, Emmis recorded an impairment loss of $3.7 million related to Bulgarian goodwill.

          Definite-lived intangibles
     The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, customer list, favorable office leases and noncompete agreements all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2009 and August 31, 2009:

		February 28, 2009			August 31, 2009
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Foreign Broadcasting Licenses	7.3	$33,848	$25,524	$8,324	$28,934	$24,266	$4,668
Trademarks	37.2	3,687	754	2,933	765	460	305
Customer List	N/A	692	460	232	—	—	—
Favorable Office Leases	6.4	688	605	83	688	620	68
Noncompete and Other	N/A	312	164	148	—	—	—

TOTAL		$39,227	$27,507	$11,720	$30,387	$25,346	$5,041

     During the six-months ended August 31, 2009, Emmis determined the carrying value of our Bulgarian foreign broadcast license, Orange Coast trademarks, Orange Coast noncompete and other Orange Coast definite-lived intangible assets exceeded their fair value. As such, we recognized a noncash impairment loss of $2.0 million and $2.8 million related to the Bulgarian and Orange Coast definite-lived intangibles, respectively. Total amortization expense from definite-lived intangibles for the six-month periods ended August 31, 2008 and 2009, was $1.5 million and $1.8 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2010	$2,981
2011	1,197
2012	1,193
2013	1,167
2014	112
Note 4. Significant Events
Credit Agreement Modification
     On August 19, 2009, ECC and its principal operating subsidiary, Emmis Operating Company (the “Borrower” or “EOC”), entered into the Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement referred to below (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”) for itself and the other Lenders party to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”), by and among the Borrower, ECC, the Lenders, the Administrative Agent, Deutsche Bank Trust Company Americas, as syndication agent, General Electric Capital Corporation, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and SunTrust Bank, as co-documentation agents.
     Among other things, the Second Amendment:
•	suspends the applicability of the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement) for a period that will end no later than September 1, 2011 (the “Suspension Period”),

•	provides that during the Suspension Period, the Borrower must maintain Minimum Consolidated EBITDA (as defined by the Credit Agreement) for the trailing twelve month periods as follows:

Period	Amount (in 000’s)
August 31, 2009	$22,800
November 30, 2009	$21,600
February 28, 2010	$23,400
May 31, 2010	$23,200
August 31, 2010	$22,400
November 30, 2010	$22,700
February 28, 2011	$22,900
May 31, 2011	$23,600
August 31, 2011	$25,000
•	provides that during the Suspension Period, the Borrower will not permit Liquidity (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Borrower ending during the Suspension Period to be less than $5 million,

•	reduces the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $75 million to $20 million,

•	sets the applicable margin at 3% per annum for base rate loans and at 4% per annum for Eurodollar rate loans,

•	provides that during the Suspension Period, the Borrower: (1) must make certain prepayments from funds attributable to debt or equity issuances, asset sales and extraordinary receipts, and (2) must make quarterly payments of Suspension Period Excess Cash (as defined in the Credit Agreement,

•	provides that during the Suspension Period, the Borrower may not: (1) make certain investments or effect material acquisitions, (2) make certain restricted payments (including but not limited to restricted payments to fund equity repurchases or dividends on Emmis’ 6.25% Series A Cumulative Convertible Preferred Stock), or (3) access the additional financing provisions of the Credit Agreement (though Borrower has access to the Total Revolving Credit Commitment of $20 million),

•	excludes from the definition of Consolidated EBITDA up to an additional $5 million in severance and contract termination expenses incurred after the effective date of the Second Amendment,

•	grants the lenders a security interest in certain previously excluded real estate and other assets,

•	permits the repurchase of debt under the Credit Agreement at a discount using proceeds of certain equity issuances, and

•	modifies certain financial definitions and other restrictions on Emmis and the Borrower.
     The Second Amendment contains other terms and conditions customary for financing arrangements of this nature.

Note 5. Liquidity
     The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the restricted credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.2 million at August 31, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K for the year ended February 28, 2009, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
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
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months or six months ended August 31, 2008 and 2009.
     Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $7.4 million will be reclassified as an increase to interest expense over the next twelve months.
     As of August 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2009 and August 31, 2009. Accumulated other comprehensive income balances related to our derivative instruments at February 28, 2009 and August 31, 2009 are identical to the liability balances disclosed below. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2009 and August 31, 2009, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a SFAS No. 157 credit adjustment discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2009		As of August 31, 2009		As of February 28, 2009		As of August 31, 2009
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	N/A	$—	Other Current Liabilities	$3,706

Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	6,777	Other Noncurrent Liabilities	3,531

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$6,777		$7,237

     The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of August 31, 2008 and 2009.

	For the Three Months Ended August 31,
						Location of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Amount of Gain or (Loss)
			(Loss) Reclassified			Derivative (Ineffective	Recognized in Income on Derivative
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss)		Portion and Amount	(Ineffective Portion and Amount
Derivatives in SFAS 133	Recognized in OCI on Derivative		OCI into Income	Reclassified from Accumulated OCI		Excluded from	Excluded from Effectiveness
Cash Flow Hedging	(Effective Portion)		(Effective Portion)	into Income (Effective Portion)		Effectiveness Testing)	Testing)
Relationships	2008	2009		2008	2009		2008	2009

Interest Rate Swap Agreements	$(1,304)	$(1,414)	Interest expense	$(911)	$(2,426)	N/A	$—	$—

Total	$(1,304)	$(1,414)		$(911)	$(2,426)		$—	$—

	For the Six Months Ended August 31,
						Location of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Amount of Gain or (Loss)
			(Loss) Reclassified			Derivative (Ineffective	Recognized in Income on Derivative
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss)		Portion and Amount	(Ineffective Portion and Amount
Derivatives in SFAS 133	Recognized in OCI on Derivative		OCI into Income	Reclassified from Accumulated OCI		Excluded from	Excluded from Effectiveness
Cash Flow Hedging	(Effective Portion)		(Effective Portion)	into Income (Effective Portion)		Effectiveness Testing)	Testing)
Relationships	2008	2009		2008	2009		2008	2009

Interest Rate Swap Agreements	$1,082	$(4,854)	Interest expense	$(1,580)	$(4,394)	N/A	$—	$—

Total	$1,082	$(4,854)		$(1,580)	$(4,394)		$—	$—

Credit-risk-related Contingent Features
     The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s existing counterparties on its interest rate swaps are Bank of America and Deutsche Bank.
     In accordance with SFAS No. 157, the Company makes Credit Value Adjustments (CVA’s) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2009 and August 31, 2009, the fair value of our derivative instruments was net of $2.0 million and $0.9 million in CVA’s, respectively.
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
     As of August 31, 2009, the Company has not posted any collateral related to the interest rate swap agreements.
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
Recurring Fair Value Measurements
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2009 and August 31, 2009. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	—	—	7,237	7,237

Total liabilities measured at fair value on a recurring basis	$—	$—	$7,237	$7,237

	As of February 28, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Cash equivalents	$—	$24,415	$—	$24,415
Available for sale securities	—	—	452	452
Total assets measured at fair value on a recurring basis	$—	$24,415	$452	$24,867

Interest rate swap agreements	—	—	6,777	6,777

Total liabilities measured at fair value on a recurring basis	$—	$—	$6,777	$6,777

Cash Equivalents — At February 28, 2009, a majority of Emmis’ domestic cash equivalents were invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and are therefore considered a Level 2 input. During the six months ended August 31, 2009, this cash was primarily used to fund the Company’s Dutch auction tenders.
Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is recorded at fair value, which is materially consistent with the Company’s cost basis. This is considered a Level 3 input.
Swap agreements — Emmis’ derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve, as adjusted for the CVA discussed in Note 6. Because a more than insignificant portion of the valuation is based upon unobservable inputs, these interest rate swaps are considered a Level 3 input.
     The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Six Months Ending
	August 31, 2008	August 31, 2009
	Available	Available
	For Sale	For Sale	Derivative
	Securities	Securities	Instruments
Beginning Balance	$1,000	$452	$6,777
Purchases	250	—	—
Other than temporary impairment loss	(1,250)	—	—
Unrealized losses in other comprehensive income	—	—	460

Ending Balance	$—	$452	$7,237

Non-Recurring Fair Value Measurements
          The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 3, Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3 for more discussion).

          Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of August 31, 2009, along with the impairment loss recognized on the fair value measurement for the three and six months ended August 31, 2009:

	As of August 31, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant			Three Months	Six Months
	Markets for	Other	Significant		Ended	Ended
	Identical Assets	Observable	Unobservable		August 31, 2009
	or Liabilities	Inputs	Inputs	Total	Impairment Loss
Net property and equipment	$—	$—	$51,702	$51,702	$—	$—
Indefinite-lived intangibles	—	—	335,801	335,801	160,910	160,910
Goodwill	—	—	24,175	24,175	5,267	5,267
Other intangibles, net	—	—	5,041	5,041	4,804	8,465

Total	$—	$—	$416,719	$416,719	$170,981	$174,642

Fair Value Of Other Financial Instruments
     The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts.
     The following methods and assumptions were used to estimate the fair value of financial instruments:
     • Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.
     • Credit Agreement debt: As of August 31, 2009 and February 28, 2009, the fair value of the Company’s Credit Agreement debt was $225.0 million and $183.3 million, respectively, while the carrying value was $346.1 million and $421.4 million, respectively.
     • 6.25% Series A cumulative convertible preferred stock: As of August 31, 2009 and February 28, 2009, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $10.7 million and $5.6 million, respectively, while the carrying value was $140.5 million for both periods.
Note 8. Local Marketing Agreement (“LMA”)
     On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM commenced on April 15, 2009 and will continue for up to 7 years. The LMA requires an annual payment of $7 million plus reimbursement of certain expenses. GRC paid the first two years of LMA payments in advance at closing. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with broadcast programming. For the three-month and six-month periods ended August 31, 2009, we recognized $1.8 million and $2.6 million, respectively, in LMA fees classified as net revenues in the accompanying condensed consolidated statements of operations.
Note 9. Comprehensive Income (Loss)
     Comprehensive income (loss) was comprised of the following for the three-month and six-month periods ended August 31, 2008 and 2009:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2009	2008	2009
Consolidated net income (loss)	$5,400	$(132,088)	$8,003	$(116,396)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(393)	1,012	2,662	(460)
Translation adjustment	1,069	1,639	3,536	(1,980)

Comprehensive income (loss)	$6,076	$(129,437)	$14,201	$(118,836)

Comprehensive income attributable to noncontrolling interests	(2,127)	(1,678)	(3,600)	(2,198)

Comprehensive income (loss) attributable to the Company	$3,949	$(131,115)	$10,601	$(121,034)

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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of February 28,	As of August 31,
	2008	2009	2008	2009	2009	2009
Continuing Operations:

Hungary	$7,778	$3,763	$12,013	$6,394	$2,110	$1,644

Slovakia	5,289	3,602	8,863	6,539	9,965	9,236

Bulgaria	1,273	566	2,189	1,007	3,722	1,311

Discontinued Operations (see Note 1):

Belgium	$535	$362	$1,149	$703	$34	$—
     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2009, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
August 31, 2008	Radio	Publishing	Corporate	Consolidated
Net revenues	$72,743	$20,943	$—	$93,686
Station operating expenses, excluding depreciation and amortization	47,683	19,484	—	67,167
Corporate expenses, excluding depreciation and amortization	—	—	4,661	4,661
Depreciation and amortization	3,070	295	577	3,942
(Gain) loss on disposal of fixed assets	14	(1)	—	13

Operating income (loss)	$21,976	$1,165	$(5,238)	$17,903

Three Months Ended
August 31, 2009	Radio	Publishing	Corporate	Consolidated
Net revenues	$53,432	$14,538	$—	$67,970
Station operating expenses, excluding depreciation and amortization	39,356	15,427	—	54,783
Corporate expenses, excluding depreciation and amortization	—	—	3,192	3,192
Depreciation and amortization	2,532	240	380	3,152
Impairment loss	162,910	8,071	—	170,981
Restructuring charge	—	—	—	—
Loss on disposal of fixed assets	10	—	—	10

Operating loss	$(151,376)	$(9,200)	$(3,572)	$(164,148)

Six Months Ended
August 31, 2008	Radio	Publishing	Corporate	Consolidated
Net revenues	$136,320	$42,776	$—	$179,096
Station operating expenses, excluding depreciation and amortization	89,644	39,579	—	129,223
Corporate expenses, excluding depreciation and amortization	—	—	10,294	10,294
Depreciation and amortization	6,074	592	1,108	7,774
Loss on disposal of fixed assets	5	1	—	6

Operating income (loss)	$40,597	$2,604	$(11,402)	$31,799

Six Months Ended
August 31, 2009	Radio	Publishing	Corporate	Consolidated
Net revenues	$99,610	$30,789	$—	$130,399
Station operating expenses, excluding depreciation and amortization	77,255	32,049	—	109,304
Corporate expenses, excluding depreciation and amortization	—	—	7,082	7,082
Depreciation and amortization	5,046	493	775	6,314
Impairment loss	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
Gain on disposal of fixed assets	10	—	(158)	(148)

Operating loss	$(150,684)	$(10,565)	$(8,896)	$(170,145)

		As of February 28, 2009
	Radio	Publishing	Corporate	Consolidated
Assets - continuing operations	$627,069	$52,263	$59,190	$738,522
Assets - discontinued operations	634	50	5	689

Total assets	$627,703	$52,313	$59,195	$739,211

		As of August 31, 2009
	Radio	Publishing	Corporate	Consolidated
Assets - continuing operations	$439,739	$39,509	$32,279	$511,527
Assets - discontinued operations	—	19	—	19

Total assets	$439,739	$39,528	$32,279	$511,546

Note 11. Regulatory, Legal and Other Matters
     The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
     Our national radio license in Hungary officially expires on November 19, 2009 and the Hungarian National Radio and Television Board is conducting a tender for a new seven year license term, with an additional five year extension. On September 28, 2009 Emmis submitted a formal bid in the license tender and has learned that it is one of four bidders for the same license. Emmis does not expect a formal decision from the Hungarian National Radio and Television Board until November 2009. Emmis is not able to predict the outcome of the process.
     Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
     The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of August 31, 2009, cumulative preferred dividends in arrears total $6.6 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our Board of Directors. The Second Amendment prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period. Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.

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

     The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2008 and 2009. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	% of Total	2009	% of Total	2008	% of Total	2009	% of Total
		(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$58,641	62.6%	$40,725	59.9%	$114,456	63.9%	$81,225	62.3%
National	15,286	16.3%	7,476	11.0%	30,110	16.8%	15,308	11.7%
Publication Sales	2,903	3.1%	2,592	3.8%	6,720	3.8%	6,001	4.6%
Non Traditional	8,895	9.5%	8,305	12.2%	12,016	6.7%	10,681	8.2%
Other	7,961	8.5%	8,872	13.1%	15,794	8.8%	17,184	13.2%

Total net revenues	$93,686		$67,970		$179,096		$130,399

     As previously mentioned, we derive approximately 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the six-month period ended August 31, 2009, local sales, excluding political revenues, represented approximately 87% and 74% of our advertising revenues for our radio and publishing divisions, respectively. In the six-month period ended August 31, 2008, local sales, excluding political revenues, represented approximately 84% and 61% of our advertising revenues for our radio and publishing divisions, respectively. Our net revenues decreased principally as a result of a precipitous decline of advertising spending due to the global economic slowdown. Local sales have been slightly more resilient than national sales. For the six months ended August 31, 2009 as compared to the same period of the prior year, local sales are down approximately 29%, while national sales are down approximately 49%.
     No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of the total advertising net revenues. Although the automotive industry, representing approximately 9% of our radio net revenues, is the largest category for our radio division for the six-month period ended August 31, 2009, our radio net revenues for this category are down 42% versus the same period of the prior year.
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
     Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPMTM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York, Los Angeles and Chicago markets in October 2008, in the St. Louis market in October 2009, and is planned for introduction in the Austin and Indianapolis markets in the fall of 2010. In each market in which the service has begun, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. The Company continues to evaluate the impact PPMTM will have on our revenues in these markets.
     As discussed below, our radio stations in Los Angeles and New York are trailing the performance of their respective markets. Management believes this relative underperformance is principally due to two factors: (1) our lack of scale in these markets and (2) the introduction of PPMTM to these markets in October 2008. Some of our competitors operate larger station clusters in New York and Los Angeles than we do, enabling them to use their higher market share to extract a greater percentage of available advertising revenue through discounting unit rates. Our stations in New York and Los Angeles principally target demographics that suffer a disproportionate decline in ratings when measured by the PPMTM as compared to the previously used diary methodology. Management expects the impact we have experienced from the adoption of the PPMTM to begin to abate in our fiscal fourth quarter of this year. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues.
     On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM commenced on April 15, 2009 and will continue for up to 7 years. The LMA requires an annual payment of $7 million plus reimbursement of certain expenses. GRC paid the first two years of LMA payments in advance at closing. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with broadcast programming. The performance of Emmis’ other Los Angeles radio station, KPWR-FM, trailed the performance of the overall market. For the six-month period ended August 31, 2009, KPWR-FM’s gross revenues were down 38.9% whereas the independent accounting firm Miller, Kaplan, Arase & Co. (Miller Kaplan) reported that the Los Angeles market total gross revenues were down 26.0% versus the same period of the prior year.

     Our radio cluster in New York trailed the performance of the overall New York radio market during the six-month period ended August 31, 2009. For the six-month period ended August 31, 2009, our New York radio stations’ gross revenues were down 28.0%, whereas the independent accounting firm Miller Kaplan reported that New York radio market total gross revenues were down 21.0% versus the same period of the prior year.
     As part of our business strategy, we continually evaluate potential acquisitions of international radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the recent amendment to EOC’s Credit Agreement substantially limits our ability to make acquisitions prior to September 2011. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
     Our national radio license in Hungary officially expires on November 19, 2009 and the Hungarian National Radio and Television Board is conducting a tender for a new seven year license term, with an additional five year extension. On September 28, 2009 Emmis submitted a formal bid in the license tender and has learned that it is one of four bidders for the same license. Emmis does not expect a formal decision from the Hungarian National Radio and Television Board until November 2009. Emmis is not able to predict the outcome of the process.
ACCOUNTING PRONOUNCEMENTS
     In June 2008, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as a single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of Statement of Financial Accounting Standards No. 168, which will be effective for our quarter ended November 30, 2009, will not have an impact on the Company’s financial position, results of operations or cash flows.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of SFAS No. 165, which was effective for the Company in the period ended August 31, 2009, did not have an effect on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods that were previously only required in annual financial statements. The Company’s adoption of FAS 107-1 and APB 28-1, which was effective for the Company for the period ended August 31, 2009, did not have an effect on the Company’s financial position, results of operations or cash flows.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was adopted by the Company on March 1, 2009, changing the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying condensed consolidated balance sheets. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of SFAS No. 160 resulted in the reclassification of $53,001 and $50,139 of noncontrolling interests to a component of equity at February 28, 2009 and August 31, 2009, respectively.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (as revised), Business Combinations (SFAS No. 141R), that changed how business combinations are accounted for through the use of fair values in financial reporting and impacts financial statements both on the acquisition date and in subsequent periods. In February 2009, the FASB issued SFAS No. 141R-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS 141R. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009.
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
     Allocations for Purchased Assets
     We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of August 31, 2009, we have recorded approximately $360.0 million in FCC licenses and goodwill, which represents 70% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by SFAS No. 142 (and interim testing when applicable) and charge to operations an impairment expense if the recorded value of these assets is more than their fair value. We believe our estimate of the fair value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as these assets are significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.
     Estimate of Effective Tax Rates
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
     Deferred Taxes
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
     Insurance Claims and Loss Reserves
     The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.9 million and $1.0 million accrued for employee healthcare claims as of February 28, 2009, and August 31, 2009, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for property and media liability claims.
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

Results of Operations for the Three-month and Six-month Periods Ended August 31, 2009, Compared to August 31, 2008
Net revenues:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$72,743	$53,432	$(19,311)	(26.5)%	$136,320	$99,610	$(36,710)	(26.9)%
Publishing	20,943	14,538	(6,405)	(30.6)%	42,776	30,789	(11,987)	(28.0)%

Total net revenues	$93,686	$67,970	$(25,716)	(27.4)%	$179,096	$130,399	$(48,697)	(27.2)%

     Radio net revenues decreased in both the three-month and six-month periods ended August 31, 2009 principally as a result of a precipitous decline of advertising spending in our domestic and international radio markets due to the global economic slowdown. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. For the six-month period ended August 31, 2009, revenues of our domestic radio stations excluding KMVN, which is operating under an LMA as discussed earlier, were down 25.8%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 22.1%. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. For the six-month period ended August 31, 2008, a $3.2 million reduction of national agency commissions was recorded related to the national representation firm’s guarantee. No such guarantee exists subsequent to February 28, 2009. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the six-month period ended August 31, 2009, our average unit rate for our domestic radio stations was down 30% and our number of units sold was down 2%.
     The decrease in publishing pro forma net revenue in both periods is principally attributable to the slowing economy that has diminished demand for advertising inventory at most of our city/regional publications.
Station operating expenses, excluding depreciation and amortization expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)					(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$47,683	$39,356	$(8,327)	(17.5)%	$89,644	$77,255	$(12,389)	(13.8)%
Publishing	19,484	15,427	(4,057)	(20.8)%	39,579	32,049	(7,530)	(19.0)%

Total station operating expenses, excluding depreciation and amortization expense	$67,167	$54,783	$(12,384)	(18.4)%	$129,223	$109,304	$(19,919)	(15.4)%

     Radio station operating expenses, excluding depreciation and amortization expense, decreased in the three-month and six-month periods ended August 31, 2009 principally due to division-wide cost reduction efforts consisting, among other things, of headcount and wage reductions. These cost reduction efforts as well as lower sales-related costs contributed to the reduction in station operating expenses, excluding depreciation and amortization expense.
     Publishing operating expenses, excluding depreciation and amortization expense, decreased in the three-month and six-month periods ended August 31, 2009 primarily due to division-wide cost reduction efforts similar to our radio division.

     Emmis anticipates its cost reduction efforts to result in year-over-year declines in station operating expenses, excluding depreciation and amortization expense, for both the radio and publishing divisions throughout fiscal 2010.
Corporate expenses, excluding depreciation and amortization expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)
Corporate expenses, excluding depreciation and amortization expense	$4,661	$3,192	$(1,469)	(31.5)%	$10,294	$7,082	$(3,212)	(31.2)%
     Corporate expenses decreased in the three-month and six-month periods ended August 31, 2009 due to cost reduction efforts primarily consisting of headcount reductions and mandatory wage reductions, eliminating operating costs associated with the Company’s corporate aircraft, which was sold during the three months ended May 31, 2009, lower noncash compensation costs related to the discontinuance of the discretionary 401(k) matching program and lower Black-Scholes valuations related to the Company’s March 2009 equity grants.
     Emmis expects its corporate expenses, excluding depreciation and amortization expense, to decline throughout fiscal 2010.
Restructuring charge:

	Three Months Ended August 31,			Six Months Ended August 31,
	2008	2009	$ Change	2008	2009	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Restructuring charge:
Radio	$—	$—	$—	$—	$1,412	$1,412
Publishing	—	—	—	—	741	741
Corporate	—	—	—	—	1,197	1,197

Total restructuring charge	$—	$—	$—	$—	$3,350	$3,350

     In response to the deteriorating economic environment and the decline in domestic advertising revenues previously discussed, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan. This amount was recognized in the three-month period ended February 28, 2009, as the terminations were probable and the amount was reasonably estimable prior to the end of the period. Employees terminated also received one-time enhanced severance of $3.4 million that was recognized during the three months ended May 31, 2009, as the enhanced plan was not finalized and communicated until March 5, 2009.

Impairment loss:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2009	2008	2009
	(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$162,910	$—	$166,571
Publishing	—	8,071	—	8,071

Total impairment loss	$—	$170,981	$—	$174,642

     During the first quarter of fiscal 2010, Emmis purchased the remaining ownership interests of its two majority owned radio networks in Bulgaria. Emmis now owns 100% of all three radio networks in Bulgaria. Approximately $3.7 million of the purchase price related to these acquisitions was allocated to goodwill, which was then determined to be substantially impaired. During the second quarter of fiscal 2010, we performed an interim impairment test of our intangible assets as indicators of impairment were present. In connection with the interim review, we recorded an impairment loss of $160.9 million related to our radio FCC licenses, $5.3 million related to goodwill at our Los Angeles Magazine publication, $2.8 million related to definite-lived intangibles at our Orange Coast Magazine publication and $2.0 million related to our Bulgarian foreign broadcast licenses.
     There was no impairment of the $9.4 million of goodwill related to our Country Sampler publication, and the fair value of Country Sampler exceeded its carrying value by 7% as of August 1, 2009, our interim impairment testing date. We have generally determined the fair value of our reporting units by using a valuation technique based on multiples of earnings. Our estimate of the fair value of our reporting units may change if our estimate of multiples or earnings of our reporting units changes in future periods.
Depreciation and amortization:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$3,070	$2,532	$(538)	(17.5)%	$6,074	$5,046	$(1,028)	(16.9)%
Publishing	295	240	(55)	(18.6)%	592	493	(99)	(16.7)%
Corporate	577	380	(197)	(34.1)%	1,108	775	(333)	(30.1)%

Total depreciation and amortization	$3,942	$3,152	$(790)	(20.0)%	$7,774	$6,314	$(1,460)	(18.8)%

     Substantially all of the decrease in radio depreciation and amortization relates to lower amortization of the Company’s foreign broadcasting licenses as a result of impairment losses recorded in the year ended February 28, 2009 pursuant to our annual impairment review.
Operating income (loss):

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$21,976	$(151,376)	$(173,352)	(788.8)%	$40,597	$(150,684)	$(191,281)	(471.2)%
Publishing	1,165	(9,200)	(10,365)	(889.7)%	2,604	(10,565)	(13,169)	(505.7)%
Corporate	(5,238)	(3,572)	1,666	(31.8)%	(11,402)	(8,896)	2,506	(22.0)%

Total operating income (loss)	$17,903	$(164,148)	$(182,051)	(1016.9)%	$31,799	$(170,145)	$(201,944)	(635.1)%

     The decrease in operating income is attributable to the declining revenues in both our radio and publishing divisions and restructuring and impairment losses, all of which are partially offset by reduced station operating expenses, excluding depreciation and amortization.
Interest expense:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	%Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$6,564	$5,336	$(1,228)	(18.7)%	$13,621	$10,955	$(2,666)	(19.6)%
     The decrease in interest expense is principally due to lower interest rates on the portion of our outstanding floating rate debt that was not hedged, as well as lower outstanding debt balances following the completion of our Dutch auction tenders (described below). These decreases in interest expense were partially offset by higher outstanding revolver debt during the three months ended May 31, 2009. However most of the revolver borrowings were repaid prior to May 31, 2009.
Gain (loss) on debt extinguishment:

	Three Months Ended August 31,			Six Months Ended August 31,
	2008	2009	$ Change	2008	2009	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Gain (loss) on debt extinguishment	$ —	$(543)	$(543)	$ —	$31,362	$31,362
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
     In August 2009, Emmis amended its Credit Agreement. As part of the August 2009 amendment, maximum availability under the revolver was reduced from $75 million to $20 million. The Company recorded a loss on debt extinguishment during the three months ended August 31, 2009 of $0.5 million related to the write-off of deferred debt costs associated with the revolver reduction.
Other income (expense), net:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Other income (expense), net	$(1,226)	$(516)	$710	(57.9)%	$(1,377)	$1,089	$2,466	(179.1)%
     Other income recognized during the three and six months ended August 31, 2009 mostly relate to foreign exchange translation gains and losses on US dollar denominated cash holdings in Hungary and Slovakia.

Provision (benefit) for income taxes:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Provision (benefit) for income taxes	$4,584	$(38,428)	$(43,012)	(938.3)%	$8,508	$(32,814)	$(41,322)	(485.7)%
     The change in the provision (benefit) for income taxes was primarily due to the increase in pre-tax losses for the three and six months ended August 31, 2009, mostly attributable to indefinite-lived asset impairment losses recorded during the year. Our effective income tax rates (benefits) for the six month periods ended August 31, 2008 and 2009 were 51% and (22%), respectively. A portion of our impairment loss, as discussed above, decreased deferred tax liabilities associated with the indefinite-lived intangibles. The tax benefit of the deferred tax liability reduction decreased the effective annual tax rate for fiscal 2010. No impairment losses were recorded during six months ended August 31, 2008.
Loss (gain) from discontinued operations, net of tax:

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
(Gain) loss from discontinued
operations, net of tax	$129	$(27)	$(156)	(120.9)%	$290	$561	$271	93.4%
     Our television division, Belgium radio operations, Tu Ciudad Los Angeles and Emmis Books have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these businesses and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements.
Consolidated net income (loss):

	Three Months Ended August 31,				Six Months Ended August 31,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Consolidated net income (loss)	$5,400	$(132,088)	$(137,488)	(2546.1)%	$8,003	$(116,396)	$(124,399)	(1554.4)%
     The decrease in net income is generally due to the noncash impairment losses and lower operating income, both of which are partially offset by the gain on debt extinguishment for the six months ended August 31, 2009.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be capital expenditures, working capital, debt service requirements and the repayment of debt. We also have used capital to fund acquisitions and repurchase our common stock.
     On August 19, 2009, ECC and its principal operating subsidiary, Emmis Operating Company (the “Borrower”), entered into the Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement referred to below (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”) for itself and the other Lenders party to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”), by and among the Borrower, ECC, the Lenders, the Administrative Agent, Deutsche Bank Trust Company Americas, as syndication agent, General Electric Capital

Corporation, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and SunTrust Bank, as co-documentation agents.
     Among other things, the Second Amendment:
•	suspends the applicability of the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement) for a period that will end no later than September 1, 2011 (the “Suspension Period”),

•	provides that during the Suspension Period, the Borrower must maintain Minimum Consolidated EBITDA (as defined by the Credit Agreement) for the trailing twelve month periods as follows:

Period	Amount (in 000’s)
August 31, 2009	$22,800
November 30, 2009	$21,600
February 28, 2010	$23,400
May 31, 2010	$23,200
August 31, 2010	$22,400
November 30, 2010	$22,700
February 28, 2011	$22,900
May 31, 2011	$23,600
August 31, 2011	$25,000
•	provides that during the Suspension Period, the Borrower will not permit Liquidity (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Borrower ending during the Suspension Period to be less than $5 million,

•	reduces the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $75 million to $20 million,

•	sets the applicable margin at 3% per annum for base rate loans and at 4% per annum for Eurodollar rate loans,

•	provides that during the Suspension Period, the Borrower: (1) must make certain prepayments from funds attributable to debt or equity issuances, asset sales and extraordinary receipts, and (2) must make quarterly payments of Suspension Period Excess Cash (as defined in the Credit Agreement,

•	provides that during the Suspension Period, the Borrower may not: (1) make certain investments or effect material acquisitions, (2) make certain restricted payments (including but not limited to restricted payments to fund equity repurchases or dividends on Emmis’ 6.25% Series A Cumulative Convertible Preferred Stock), or (3) access the additional financing provisions of the Credit Agreement (though Borrower has access to the Total Revolving Credit Commitment of $20 million),

•	excludes from the definition of Consolidated EBITDA up to an additional $5 million in severance and contract termination expenses incurred after the effective date of the Second Amendment,

•	grants the lenders a security interest in certain previously excluded real estate and other assets,

•	permits the repurchase of debt under the Credit Agreement at a discount using proceeds of certain equity issuances, and

•	modifies certain financial definitions and other restrictions on Emmis and the Borrower.

     The Second Amendment contains other terms and conditions customary for financing arrangements of this nature.
     In April 2009, Emmis commenced a series of Dutch auction tenders to purchase term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. The Credit Agreement as amended permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement, other than as allowed for in the Second Amendment.
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
     On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. We did not purchase Class A common stock or Series A preferred stock during the six month period ended August 31, 2009, and the terms of our Second Amendment now preclude us from doing so.
     At August 31, 2009, we had cash and cash equivalents of $18.2 million and net working capital of $27.9 million. At February 28, 2009, we had cash and cash equivalents of $49.7 million and net working capital of $71.4 million. Cash and cash equivalents held at various European banking institutions at August 31, 2009, and February 28, 2009 was $8.4 million and $23.3 million, respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements. During the six-

month period ended August 31, 2009, working capital decreased $43.5 million. The decrease in net working capital primarily relates to the cash used to fund our Dutch auction tenders during the period. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
     The Company has entered into three separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.
     The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the restricted credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.2 million at August 31, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K for the year ended February 28, 2009, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Operating Activities
     Cash flows provided by operating activities were $17.2 million for the six-month period ended August 31, 2009 versus $22.5 million in the same period of the prior year. The decrease in cash flows provided by operating activities was mainly attributable to a decrease in net revenues, net of station operating expenses excluding depreciation and amortization expense, of $28.8 million, which is partially offset by an increase in cash provided by working capital, which was up approximately $24.7 million. The increase in cash provided by working capital was largely driven by the receipt of $10.2 million related to our national representation performance guarantee and the collection of the first two years of LMA fees for KMVN-FM.
Investing Activities
     Cash flows provided by investing activities were $2.7 million for the six-month period ended August 31,2009, versus cash used in investing activities of $36.0 million in the same period of the prior year. During the six-month period ended August 31, 2009, the Company completed the sale of its airplane and received $9.0 million in proceeds. This was partially offset by the $4.9 million purchase of our noncontrolling partners’ ownership interests in two of our Bulgarian radio networks and $1.4 million of capital expenditures. During the six-month period ended August 31, 2008, the Company’s main investing activity was the sale of WVUE-TV for $41.0 million in cash. Investing activities generally include capital expenditures and business acquisitions and dispositions.
     We expect capital expenditures related to continuing operations to be approximately $6.3 million in the current fiscal year, compared to $20.4 million in fiscal 2009, which included approximately $14.4 million of capital expenditures related to the airplane. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
     Cash flows used in financing activities were $50.1 million for the six-month period ended August 31, 2009, versus $12.8 million in the same period of the prior year. Cash flows used in financing activities in the six-month period ended August 31, 2009 primarily relate to the net debt repayments of $41.4 million, under our Credit Agreement, payment of $4.8 million of debt related fees and $3.8 million used to pay distributions to noncontrolling interests. Cash flows used in financing activities for the six-month period ended August 31, 2008 primarily relate to the $2.2 million of net repayments of debt under our Credit Agreement and $4.5 million used to pay preferred stock dividends and $5.5 million used to pay cash distributions to noncontrolling interests. Our financing activities for the six-month period ended August 31, 2009, were funded by cash generated by operating activities, remaining cash from our sale of WVUE-TV in July 2008 and the sale of our corporate airplane.
     As of August 31, 2009, Emmis had $346.1 million of borrowings under its senior credit facility ($3.4 million current and $342.7 million long-term) and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2009, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 7.6%.
     The debt service requirements of Emmis over the next 12 month period (excluding interest under our credit facility) are expected to be $4.5 million. This amount is comprised of $3.4 million for repayment of term notes under our Credit Agreement and $1.1 million related to foreign broadcasting license obligations. Although the Credit Agreement bears interest at variable rates, we have entered into three separate interest rate exchange agreements that effectively fixes the rate we will pay on substantially all of the debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) over the next twelve months is expected to be $19.8 million. Our $165 million notional amount interest rate exchange agreement matures on March 28, 2010. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.
     The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of August 31, 2009, cumulative preferred dividends in arrears total $6.6 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The Second Amendment prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period. Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
     At October 5, 2009, we had $11.2 million available for additional borrowing under our credit facility, which is net of $1.8 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2009. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
Intangibles
     Approximately 71% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from November 2009 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses.
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
Quantitative and Qualitative Disclosures About Market Risk
     Based on amounts outstanding at August 31, 2009, (including the interest rate exchange agreements in place) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.6 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Discussion regarding these items is included in management’s discussion and analysis of financial condition and results of operations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures first in connection with our 2009 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and our Quarterly Report on Form 10-Q, as

amended by Amendment No. 1 on Form 10-Q/A for the period ending May 31, 2009 and secondly, in connection with the Form 10-Q filed by the Company for this period.
     As previously disclosed under “Item 9A. Controls and Procedures” in our Amended Annual Report on Form 10-K/A for the year ending February 28, 2009 and in our Amended Quarterly Report on Form 10-Q/A for the period ending May 31, 2009, our management identified a material weakness in our internal control over financial reporting at February 28, 2009 and May 31, 2009. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Management concluded that the Company failed to institute procedures to accurately compute the valuation allowance related to the Company’s deferred tax assets. As a result, in determining the valuation allowance of our deferred tax assets, the Company netted deferred tax assets related to indefinite-lived intangibles and deferred tax liabilities related to indefinite-lived intangible assets. In accordance with generally accepted accounting principles, deferred tax assets and deferred tax liabilities associated with our indefinite-lived intangible assets should not be netted because the timing of the reversal of the deferred tax liabilities is unknown.
     Based on management’s evaluation and as a result of the identified material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.
Changes in Internal Control over Financial Reporting
     During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we completed remediation measures in October 2009 to address the material weakness identified above. Specifically, we modified the presentation of our reconciliations of deferred tax assets and liabilities to adequately identify deferred tax assets existing as of the balance sheet date. We believe this change in presentation has remediated the internal control weakness. In connection with the filing of this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures in effect, including the remedial actions discussed above, and we have concluded that as of the filing of this Form 10-Q, our disclosure controls and procedures are effective.
     It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2009, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K for the year ended February 28, 2009, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below supersedes the risk factor titled “Our common stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) Global Select Market” as previously furnished in our Form 10-K for the year ended February 28, 2009.
We are currently not in compliance with NASDAQ rules for continued listing of our Class A Common Stock.
     Our shares of Class A Common Stock are currently not in compliance with NASDAQ rules for continued listing. On September 15, 2009, the Company received notice from the Nasdaq Stock Market (Nasdaq) indicating that the Company’s Class A Common Stock had closed below the minimum $1.00 per share bid requirement for 30 consecutive business days and therefore is not in compliance with Nasdaq Marketplace Rule 5450(a)(1)(the Minimum Bid Rule). The Company has until March 15, 2010 to regain compliance with the Minimum Bid Rule. During this period, the Company’s Class A Common Stock will continue to trade on the Nasdaq Global Select Market.
     The Company intends to actively evaluate and monitor the bid price for its Class A Common Stock between now and March 15, 2010, and will consider implementation of various options available to the Company if its Class A Common Stock does not trade at a level that is likely to regain compliance. A delisting of our common stock from the Nasdaq could negatively impact us by, among other things, reducing the liquidity and market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended August 31, 2009, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There were, however, elections by employees to withhold shares of stock upon vesting of restricted stock units to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended August 31, 2009:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
June 1, 2009 - June 30, 2009	555	$0.29	—	$36,150,565
July 1, 2009 - July 31, 2009	2,573	$0.28	—	$36,150,565
August 1, 2009 - August 31, 2009	248	$0.70	—	$36,150,565

	3,376		—

Item 4.	Submission of Matters to a Vote of Security Holders
     On July 14, 2009, we held our annual meeting of shareholders. At our annual meeting of shareholders, Susan B. Bayh, Gary L. Kaseff and Patrick M. Walsh were elected directors for three-year terms expiring at the 2012 annual meeting of shareholders and shareholders ratified the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending February 28, 2010. The results of voting at our annual meeting were as follows:
Election of Directors

Nominee	For	Withheld
Susan B. Bayh*	24,355,787	5,177,561
Gary L. Kaseff**	65,996,964	13,099,434
Patrick M. Walsh**	65,908,570	13,187,828
Ratification of Ernst & Young LLP

For	Against
78,725,247	339,505

*	Elected by Class A common shareholders voting as a class

**	Elected by Class A and Class B common shareholders voting as a single class

Item 6.	Exhibits
     (a) Exhibits.
          The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation.*

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 19, 2009 by and among Emmis Communications Corporation, Emmis Operating Company and Bank of America, N.A., as administrative agent for itself and the other Lenders incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2009.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

*	Filed with this report.

++	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 9, 2009	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer