Form 10-Q
period 2009-11-30
EMMIS COMMUNICATIONS CORP
filed 2010-01-08
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
EMMIS COMMUNICATIONS CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 4, 2010, was:

32,668,418	Shares of Class A Common Stock, $.01 Par Value
4,956,305	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2009	2008	2009
NET REVENUES	$79,216	$64,582	$246,299	$188,587
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,921, $2,090, $8,569 and $6,821, respectively	59,552	49,458	182,172	154,627
Corporate expenses excluding depreciation and amortization expense of $550, $360, $1,658 and $1,135, respectively	4,128	3,567	14,422	10,649
Restructuring charge	—	—	—	3,350
Impairment loss	210,165	—	210,165	174,642
Depreciation and amortization	3,471	2,450	10,227	7,956
(Gain) loss on disposal of assets	(3)	9	3	(139)

Total operating expenses	277,313	55,484	416,989	351,085

OPERATING INCOME (LOSS)	(198,097)	9,098	(170,690)	(162,498)

OTHER INCOME (EXPENSE):
Interest expense	(6,683)	(7,237)	(20,212)	(18,161)
Gain on debt extinguishment	—	—	—	31,362
Other income (expense), net	383	27	(1,037)	302

Total other income (expense)	(6,300)	(7,210)	(21,249)	13,503

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(204,397)	1,888	(191,939)	(148,995)

BENEFIT FOR INCOME TAXES	(81,110)	(3,390)	(73,406)	(36,604)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(123,287)	5,278	(118,533)	(112,391)

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(722)	695	(3,971)	(578)

CONSOLIDATED NET INCOME (LOSS)	(122,565)	4,583	(114,562)	(111,813)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	846	722	4,171	3,511

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(123,411)	3,861	(118,733)	(115,324)

PREFERRED STOCK DIVIDENDS	2,246	2,195	6,738	6,584

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(125,657)	$1,666	$(125,471)	$(121,908)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2009	2008	2009

Amounts attributable to common shareholders:
Continuing operations	$(126,256)	$1,899	$(128,086)	$(122,257)
Discontinued operations	599	(233)	2,615	349

Net income (loss) attributable to common shareholders	$(125,657)	$1,666	$(125,471)	$(121,908)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(3.47)	$0.05	$(3.53)	$(3.31)
Discontinued operations, net of tax	0.02	—	0.07	0.01

Net income (loss) attributable to common shareholders	$(3.45)	$0.05	$(3.46)	$(3.30)

Basic weighted average common shares outstanding	36,388	36,949	36,276	36,942

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(3.47)	$0.05	$(3.53)	$(3.31)
Discontinued operations, net of tax	0.02	(0.01)	0.07	0.01

Net income (loss) attributable to common shareholders	$(3.45)	$0.04	$(3.46)	$(3.30)

Diluted weighted average common shares outstanding	36,388	38,189	36,276	36,942
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28,	November 30,
	2009	2009
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,731	$16,517
Accounts receivable, net	46,348	45,639
Prepaid expenses	18,115	19,836
Other current assets	14,497	6,526
Current assets — discontinued operations	650	7

Total current assets	129,341	88,525

PROPERTY AND EQUIPMENT, NET	55,043	50,712
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	496,711	335,801
Goodwill	29,442	24,175
Other intangibles, net	11,720	4,366

Total intangible assets	537,873	364,342

OTHER ASSETS, NET	8,015	9,827

NONCURRENT ASSETS — HELD FOR SALE	8,900	—

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	39	—

Total assets	$739,211	$513,406

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28,	November 30,
	2009	2009
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,365	$10,325
Current maturities of long-term debt	5,263	4,503
Accrued salaries and commissions	7,651	8,103
Accrued interest	2,895	4,812
Deferred revenue	18,805	24,701
Other current liabilities	6,899	7,658
Current liabilities — discontinued operations	1,081	311

Total current liabilities	57,959	60,413

LONG-TERM DEBT, NET OF CURRENT MATURITIES	417,141	339,600

OTHER LONG-TERM DEBT, NET OF CURRENT MATURITIES	8	3

OTHER NONCURRENT LIABILITIES	22,921	21,888

DEFERRED INCOME TAXES	107,722	75,166

Total liabilities	605,751	497,070

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2009 AND NOVEMBER 30, 2009	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 31,912,656 shares at February 28, 2009 and 31,988,736 shares at November 30, 2009	319	320
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 shares at February 28, 2009 and November 30, 2009	50	50
Additional paid-in capital	524,776	526,571
Accumulated deficit	(582,481)	(697,805)
Accumulated other comprehensive loss	(2,664)	(3,030)

Total shareholders’ deficit	(60,000)	(173,894)

NONCONTROLLING INTERESTS	53,001	49,771

Total deficit	(6,999)	(124,123)

Total liabilities and deficit	$739,211	$513,406

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity (Deficit)

BALANCE, FEBRUARY 28, 2009	31,912,656	$319	4,956,305	$50	$524,776	$(582,481)	$(2,664)	$53,001	$(6,999)

Issuance of Common Stock to employees and officers and related income tax benefits	71,080	1	—	—	1,794	—	—	—	1,795
Exercise of stock options	5,000	—	—	—	1	—	—	—	1
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,251)	(6,251)

Comprehensive Loss:
Net income (loss)	—	—	—	—	—	(115,324)	—	3,511
Change in value of derivative instrument	—	—	—	—	—	—	534	—
Cumulative translation adjustment	—	—	—	—	—	—	(900)	(490)
Total comprehensive loss	—	—	—	—	—	—	—	—	(112,669)

BALANCE, NOVEMBER 30, 2009	31,988,736	$320	4,956,305	$50	$526,571	$(697,805)	$(3,030)	$49,771	$(124,123)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(114,562)	$(111,813)
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Discontinued operations	(3,971)	(578)
Impairment loss	210,165	174,642
Depreciation and amortization	10,700	8,522
Gain on debt extinguishment	—	(31,362)
Provision for bad debts	1,665	1,602
Benefit for deferred income taxes	(74,673)	(32,774)
Noncash compensation	4,612	1,843
Gain (loss) on sale of assets	3	(139)
Changes in assets and liabilities —
Accounts receivable	845	(1,277)
Prepaid expenses and other current assets	(9,338)	12,026
Other assets	6,288	(608)
Accounts payable and accrued liabilities	(4,294)	(3,391)
Deferred revenue	1,096	5,846
Income taxes	(188)	(5,942)
Other liabilities	(2,320)	3,687
Net cash provided by (used in) operating activities — discontinued operations	13,811	(285)

Net cash provided by operating activities	39,839	19,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,944)	(2,302)
Cash paid for acquisitions	—	(4,882)
Proceeds from the sale of assets	9	9,108
Other	(232)	74
Net cash provided by (used in) investing activities — discontinued operations	38,758	(286)

Net cash provided by investing activities	34,591	1,712

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(22,282)	(121,737)
Proceeds from long-term debt	6,000	77,235
Debt-related costs	—	(4,846)
Payments of dividends and distributions to noncontrolling interests	(4,766)	(2,988)
Payments of preferred stock dividends	(6,738)	—
Settlement of tax withholding obligations on stock issued to employees	(546)	(31)
Net cash used in financing activities — discontinued operations	(2,233)	(2,042)
Other	(138)	1

Net cash used in financing activities	(30,703)	(54,408)

Effect of exchange rates on cash and cash equivalents	352	(517)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,079	(33,214)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,498	49,731

End of period	$63,577	$16,517

SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$22,365	$15,728
Income taxes, net of refunds	2,806	4,036

Noncash financing transactions —
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	5,449	1,825

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired		$4,882
Cash paid		(4,882)

Liabilities recorded		$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2009
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2009, and the results of its operations for the three-month and nine-month periods ended November 30, 2008 and 2009 and cash flows for the nine-month periods ended November 30, 2008 and 2009.
Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as a single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of the Codification during the period ended November 30, 2009, did not have an impact on the Company’s financial position, results of operations or cash flows.
In May 2009, an accounting standard was approved, which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of the standard, which was effective for the Company in the period ended August 31, 2009, did not have an effect on the Company’s financial position, results of operations or cash flows.
In April 2009, an accounting standard was issued which requires disclosures about the fair value of financial instruments in interim reporting periods that were previously only required in annual financial statements. The Company’s adoption of this accounting standard, which was effective for the Company for the period ended August 31, 2009, did not have an effect on the Company’s financial position, result of operations or cash flows.

In June 2008, an accounting standard was approved which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This accounting standard was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
In June 2008, an accounting standard was approved which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This accounting standard was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
In December 2007, an accounting standard was approved which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying condensed consolidated balance sheets. This accounting standard, adopted by the Company on March 1, 2009, required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of this standard resulted in the reclassification of $53,001 and $49,771 of noncontrolling interests to a component of equity at February 28, 2009 and November 30, 2009, respectively.
In December 2007, an accounting standard was modified that changed how business combinations are accounted for through the use of fair values in financial reporting and impacts financial statements both on the acquisition date and in subsequent periods. In February 2009, this accounting standard was again modified to allow an exception to the recognition and fair value measurement principles of contingencies in a business combination. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. These modifications were effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2008 and 2009, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009
	(shares in 000’s)

6.25% Series A cumulative convertible preferred stock	7,015	6,854	7,015	6,854
Stock options and restricted stock awards	8,711	7,614	8,603	8,866

Antidilutive common share equivalents	15,726	14,468	15,618	15,720

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Gain (loss) from discontinued operations:
Slager	$1,863	$(1,095)	$6,206	$1,139
Television	(58)	—	4,958	—
Belgium	(727)	—	(2,178)	(944)
Tu Ciudad Los Angeles	(15)	—	(1,898)	(15)
Emmis Books	(28)	—	(53)	(22)

Total	1,035	(1,095)	7,035	158
Less: Provision for income taxes	300	(400)	2,484	—

Gain (loss) from discontinued operations, net of tax	735	(695)	4,551	158

Gain (loss) on sale of discontinued operations:
Television	(23)	—	(1,017)	—
Belgium	—	—	—	420

Total	(23)	—	(1,017)	420
Less: Provision (benefit) for income taxes	(10)	—	(437)	—

Gain (loss) on sale of discontinued operations, net of tax	(13)	—	(580)	420

Gain (loss) from discontinued operations, net of tax	$722	$(695)	$3,971	$578

Discontinued Operation — Slager
On October 28, 2009, the Hungarian National Radio and Television Board (the “ORTT”) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager Radio Co. PLtd. (“Slager”). Slager ceased broadcasting effective November 19, 2009. We have continued to explore our legal remedies in both the Hungarian and international forums, but we cannot predict the outcome of these efforts.
Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Net revenues	$5,492	$3,060	$17,505	$9,454
Station operating expenses, excluding depreciation and amortization expense	3,404	3,622	10,007	7,757
Depreciation and amortization	528	460	1,546	1,268
Interest expense	49	18	141	49
Income (loss) before taxes	1,863	(1,095)	6,206	1,139
Provision (benefit) for income taxes	342	(400)	1,146	—
Net income (loss) attributable to minority interests	123	(462)	1,356	229
Assets and liabilities of Slager consist mostly of current assets and current liabilities which are included in continuing operations in the condensed consolidated balance sheet. The results of Slager are consolidated on a calendar-quarter basis. Therefore, the financial results for the period October 1, 2009 through the date operations ceased on November 19, 2009 will be presented in the Company’s fiscal quarter ended February 28, 2010. We do not expect to incur material shut-down costs or material impairment charges related to Slager.

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
The television division had historically been presented as a separate reporting segment of Emmis. The following table summarizes certain operating results for the television division for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Net revenues	$—	$—	$7,364	$—
Station operating expenses, excluding depreciation and amortization expense	58	—	2,414	—
Gain on disposal of assets	—	—	8	—
Income (loss) before taxes	(58)	—	4,958	—
Provision (benefit) for income taxes	(24)	—	2,135	—
Assets and liabilities related to our television division are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	November 30, 2009

Current assets:
Other	$5	—

Total current assets	5	—

Current liabilities:
Accounts payable and accrued expenses	$303	$303

Total current liabilities	303	303

Discontinued Operation — Belgium
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the three months and nine months ended November 30, 2008 and 2009. Belgium had historically been included in the radio segment. The following table summarizes certain operating results for Belgium for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Net revenues	$427	$—	$1,576	$703
Station operating expenses, excluding depreciation and amortization expense	1,071	—	3,467	1,647
Depreciation and amortization	99	—	306	—
Loss before income taxes	727	—	2,178	944
Assets and liabilities related to Belgium are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	November 30, 2009

Current assets:
Accounts receivable, net	$446	$—
Prepaid expenses	136	—
Other	18	—

Total current assets	600	—

Noncurrent assets:
Other noncurrent assets	34	—

Total noncurrent assets	34	—

Total assets	$634	$—

Current liabilities:
Accounts payable and accrued expenses	$542	$—
Accrued salaries and commissions	116	—
Deferred revenue	80	—

Total current liabilities	$738	$—

Discontinued Operation — Tu Ciudad Los Angeles
On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Tu Ciudad Los Angeles had historically been included in the publishing segment. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Net revenues	$—	$—	$818	$—
Station operating expenses, excluding depreciation and amortization expense	5	—	2,604	15
Depreciation and amortization	—	—	22	—
Loss on disposal of assets	10	—	90	—
Loss before income taxes	15	—	1,898	15
Benefit from income taxes	6	—	775	—

Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	November 30, 2009

Noncurrent assets:
Other noncurrent assets	$5	$—

Total noncurrent assets	$5	$—

Current liabilities:
Accounts payable and accrued expenses	$10	$8
Other	3	—

Total current liabilities	$13	$8

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Net revenues	$5	$—	$10	$(7)
Station operating expenses, excluding depreciation and amortization expense	33	—	49	15
Depreciation and amortization	—	—	5	—
Loss before taxes	28	—	53	22
Benefit for income taxes	12	—	22	—
Assets and liabilities related to Emmis Books are classified as discontinued operations in the accompanying condensed consolidated balance sheets as follows:

	February 28, 2009	November 30, 2009

Current assets:
Accounts receivable, net	$45	$7

Total current assets	45	7

Current liabilities:
Accounts payable and accrued expenses	$27	$—

Total current liabilities	27	—

Uncertain Tax Positions
The Company recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of November 30, 2009, we had approximately $1.1 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the nine months ended November 30, 2009, the Company recorded an expense for unrecognized tax benefits, interest and penalties of $0.2 million. As of November 30, 2009, the Company had a liability of $0.1 million for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to November 30, 2010 could be a reduction of up to $0.6 million due to settlement of ongoing audits.

Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2009 presentation. The reclassifications have no impact on net income previously reported.
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
The amounts recorded as share based compensation expense primarily relate to annual stock option and restricted stock grants, but may also include restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, and, in prior periods, Company matches of common stock in our 401(k) plans.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2008 and 2009:

	Nine Months Ended November 30,
	2008	2009
Risk-Free Interest Rate:	2.7% – 3.5%	2.3% – 2.8%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	6.0 – 6.5
Expected Volatility:	48.6% – 52.3%	72.3% – 100.4%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2009, and stock option activity during the nine months ended November 30, 2009 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,350,802	$14.60
Granted	2,419,085	0.62
Exercised (1)	5,000	0.30
Forfeited	47,918	3.49
Expired	1,637,486	18.85

Outstanding, end of period	9,079,483	10.18	5.8	$1,396,458
Exercisable, end of period	5,816,760	15.11	3.9	$—

(1)
No options were exercised during the nine months ended November 30, 2008; thus, the Company did not record an income tax benefit related to option exercises. The income tax benefit associated with the options exercised in the nine months ended November 30, 2009 was immaterial.

The weighted average grant date fair value of options granted during the nine months ended November 30, 2008 and 2009, was $1.42 and $0.44, respectively.
A summary of the Company’s nonvested options at November 30, 2009, and changes during the nine months ended November 30, 2009, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	1,536,094	$2.73
Granted	2,419,085	0.44
Vested	644,538	4.06
Forfeited	47,918	1.77

Nonvested, end of period	3,262,723	0.79
There were 1.4 million shares available for future grants under the Company’s various equity plans at November 30, 2009. The vesting date of outstanding options at November 30, 2009 range from February 2010 to July 2012, and expiration dates range from March 2010 to November 2019.
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

The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2009, and restricted stock activity during the nine months ended November 30, 2009 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	644,084	$7.08
Granted	30,975	0.29
Vested (restriction lapsed)	245,128	9.92
Forfeited	24,753	4.78

Grants outstanding, end of period	405,178	4.99
The total grant date fair value of shares vested during the nine months ended November 30, 2008 and 2009 was $5.8 million and $2.4 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and nine months ended November 30, 2008 and 2009:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009
Station operating expenses	$486	$178	$2,096	$517
Corporate expenses	347	559	2,516	1,326

Stock-based compensation expense included in operating expenses	833	737	4,612	1,843
Benefit for income taxes	(342)	—	(1,891)	—

Recognized stock-based compensation expense, net of tax	$491	$737	$2,721	$1,843

As of November 30, 2009, there was $1.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.
Note 3. Intangible Assets and Goodwill
Indefinite-lived Intangibles
In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other, the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $496.7 million as of February 28, 2009 and $335.8 million as of November 30, 2009. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year, but given the continued revenue declines in the radio broadcasting industry and given a recent radio station sale in one of the markets in which we operate, the Company performed an interim impairment test as of August 1, 2009 in connection with the close of its quarter ended August 31, 2009. As a result of the interim impairment test, we recognized a noncash impairment loss of $160.9 million that reduced the carrying value of our FCC licenses in each of our domestic radio markets. The impairment loss mostly stemmed from lower market revenues. During the quarter ended November 30, 2009, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. The required annual impairment tests may result in impairment charges in future periods.

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
Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. The multiple applied to each reporting unit is then adjusted up or down from this benchmark based upon characteristics of the reporting unit’s specific market, such as market size, market growth rate, and recently completed or announced transactions within the market. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry.
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
As of February 28, 2009 and November 30, 2009, the carrying amount of the Company’s goodwill was $29.4 million and $24.2 million, respectively. As of February 28, 2009, approximately $6.3 million and $23.1 million of our goodwill was attributable to our radio and publishing divisions, respectively. As of November 30, 2009, approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively. As noted above, due to continued revenue declines in the markets in which we operate, the Company performed an interim impairment test on its goodwill as of August 1, 2009 in connection with the close of its quarter ended August 31, 2009. As a result of the interim impairment test, we recognized a noncash impairment loss of $5.3 million that reduced the carrying value of our goodwill recorded at our Los Angeles Magazine publication. The impairment loss mostly related to lower than expected revenues. During the three months ended May 31, 2009, Emmis recorded an impairment loss of $3.7 million related to goodwill at our Bulgarian radio operations.

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
During the quarter ended November 30, 2009, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted.
Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2009 and November 30, 2009:

		February 28, 2009			November 30, 2009
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.3	$33,848	$25,524	$8,324	$28,950	$24,945	$4,005
Trademarks	37.2	3,687	754	2,933	765	465	300
Customer List	N/A	692	460	232	—	—	—
Favorable Office Leases	6.4	688	605	83	688	627	61
Noncompete and Other	N/A	312	164	148	—	—	—

TOTAL		$39,227	$27,507	$11,720	$30,403	$26,037	$4,366

During the nine-months ended November 30, 2009, Emmis determined the carrying value of our Bulgarian foreign broadcast licenses, Orange Coast trademarks, Orange Coast noncompete and other Orange Coast definite-lived intangible assets exceeded their fair value. As such, we recognized a noncash impairment loss of $2.0 million and $2.8 million related to the Bulgarian and Orange Coast definite-lived intangibles, respectively. Total amortization expense from definite-lived intangibles for the nine-month periods ended November 30, 2008 and 2009, was $4.6 million and $2.4 million, respectively. Total amortization expense from definite-lived intangibles for the three-month periods ended November 30, 2008 and 2009, was $1.6 million and $0.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2010	$2,720
2011	1,282
2012	1,278
2013	1,251
2014	119

Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the restricted credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $16.0 million at November 30, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2009, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Note 5. Derivative Instruments and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its Credit Agreement, the Company was required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the Credit Agreement) for the three-year period ending November 2, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months or nine months ended November 30, 2008 and 2009.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $6.0 million will be reclassified as an increase to interest expense over the next twelve months.
As of November 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2009 and November 30, 2009. Accumulated other comprehensive income (loss) balances related to our derivative instruments at February 28, 2009 and November 30, 2009 were ($3,998) and ($3,464), respectively. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2009 and November 30, 2009, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2009		As of November 30, 2009		As of February 28, 2009		As of November 30, 2009
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	N/A	$—	Other Current Liabilities	$2,330

Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	6,777	Other Noncurrent Liabilities	3,913

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$6,777		$6,243

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of November 30, 2008 and 2009.

	For the Three Months Ended November 30,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)		Derivative (Ineffective	(Ineffective Portion and Amount
Derivatives in SFAS 133	Recognized in OCI on Derivative		from Accumulated	Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Cash Flow Hedging	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Relationships	2008	2009	(Effective Portion)	2008	2009	Effectiveness Testing)	2008	2009

Interest Rate Swap Agreements	$(3,136)	$(1,763)	Interest expense	$(431)	$(2,757)	N/A	$—	$—

Total	$(3,136)	$(1,763)		$(431)	$(2,757)		$—	$—

	For the Nine Months Ended November 30,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)		Derivative (Ineffective	(Ineffective Portion and Amount
Derivatives in SFAS 133	Recognized in OCI on Derivative		from Accumulated	Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Cash Flow Hedging	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Relationships	2008	2009	(Effective Portion)	2008	2009	Effectiveness Testing)	2008	2009

Interest Rate Swap Agreements	$(2,054)	$(6,617)	Interest expense	$(2,011)	$(7,151)	N/A	$—	$—

Total	$(2,054)	$(6,617)		$(2,011)	$(7,151)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s existing counterparties on its interest rate swaps are Bank of America and Deutsche Bank.
In accordance with ASC Topic 820, the Company makes Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2009 and November 30, 2009, the fair value of our derivative instruments was net of $2.0 million and $0.5 million in CVAs, respectively.

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
As of November 30, 2009, the Company has not posted any collateral related to the interest rate swap agreements.
Note 6. Fair Value Measurements
Effective March 1, 2008, the Company began providing enhanced disclosures about assets and liabilities carried at fair value.
As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2009 and November 30, 2009. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	$—	$—	$6,243	$6,243

Total liabilities measured at fair value on a recurring basis	$—	$—	$6,243	$6,243

	As of February 28, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Cash equivalents	$—	$24,415	$—	$24,415
Available for sale securities	—	—	452	452

Total assets measured at fair value on a recurring basis	$—	$24,415	$452	$24,867

Interest rate swap agreements	—	—	6,777	6,777

Total liabilities measured at fair value on a recurring basis	$—	$—	$6,777	$6,777

Cash Equivalents — At February 28, 2009, a majority of Emmis’ domestic cash equivalents were invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and are therefore considered a Level 2 input. During the nine months ended November 30, 2009, this cash was primarily used to fund repurchases of the Company’s bank debt through Dutch auction tenders.
Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is recorded at fair value, which is materially consistent with the Company’s cost basis. This is considered a Level 3 input.
Swap agreements — Emmis’ derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve, as adjusted for the CVA discussed in Note 5. Because a more than insignificant portion of the valuation is based upon unobservable inputs, these interest rate swaps are considered a Level 3 input.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Nine Months Ending
	November 30, 2008	November 30, 2009
	Available	Available
	For Sale	For Sale	Derivative
	Securities	Securities	Instruments
Beginning Balance	$1,000	$452	$6,777
Purchases	250	—	—
Other than temporary impairment loss	(1,250)	—	—
Unrealized gains in other comprehensive income	—	—	(534)

Ending Balance	$—	$452	$6,243

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

Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of November 30, 2009, along with the impairment loss recognized on the fair value measurement for the three and nine months ended November 30, 2009:

	As of November 30, 2009
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant			Three Months	Nine Months
	Markets for	Other	Significant		Ended	Ended
	Identical Assets	Observable	Unobservable		November 30, 2009
	or Liabilities	Inputs	Inputs	Total	Impairment Loss

Indefinite-lived intangibles	$—	$—	$335,801	$335,801	$—	$160,910
Goodwill	—	—	24,175	24,175	—	5,267
Other intangibles, net	—	—	4,366	4,366	—	8,465

Total	$—	$—	$364,342	$364,342	$—	$174,642

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
• Credit Agreement debt: As of November 30, 2009 and February 28, 2009, the fair value of the Company’s Credit Agreement debt based on bid prices as of those dates was $262.4 million and $183.3 million, respectively, while the carrying value was $343.0 million and $421.4 million, respectively.
• 6.25% Series A cumulative convertible preferred stock: As of November 30, 2009 and February 28, 2009, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $42.8 million and $5.6 million, respectively, while the carrying value was $140.5 million for both periods.
Note 7. Local Marketing Agreement (“LMA”)
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM commenced on April 15, 2009 and will continue for up to seven years. The LMA requires $7 million in annual payments plus reimbursement of certain expenses. GRC paid the first two years of LMA payments in advance at closing. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with broadcast programming. For the three-month and nine-month periods ended November 30, 2009, we recognized $1.8 million and $4.4 million, respectively, in LMA fees classified as net revenues in the accompanying condensed consolidated statements of operations.

Note 8. Restructuring Charge

In response to the deteriorating economic environment and the decline in domestic advertising revenues, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan. This amount was recognized in the three-month period ended February 28, 2009, as the terminations were probable and the amount was reasonably estimable prior to the end of the period. Employees terminated also received one-time enhanced severance of $3.4 million that was recognized during the three months ended May 31, 2009, as the enhanced plan was not finalized and communicated until March 5, 2009. All severances related to the plan announced on March 5, 2009 were paid during the nine months ended November 30, 2009.

Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) was comprised of the following for the three-month and nine-month periods ended November 30, 2008 and 2009:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2009	2008	2009

Consolidated net income (loss)	$(122,565)	$4,583	$(114,562)	$(111,813)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(2,705)	994	(43)	534
Translation adjustment	(3,589)	590	(53)	(1,390)

Comprehensive income (loss)	$(128,859)	$6,167	$(114,658)	$(112,669)

Comprehensive income attributable to noncontrolling interests	(778)	(823)	(4,375)	(3,021)

Comprehensive income (loss) attributable to the Company	$(129,637)	$5,344	$(119,033)	$(115,690)

Note 10. Segment Information
The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our television division, Hungary radio operations, Belgium radio operations, Tu Ciudad Los Angeles and Emmis Books have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations.
The Company’s segments operate primarily in the United States, but we also operate radio stations located in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of February 28,	As of November 30,
	2008	2009	2008	2009	2009	2009
Continuing Operations:

Slovakia	$4,445	$3,398	$13,308	$9,937	$9,965	$9,205

Bulgaria	953	486	3,142	1,493	3,722	1,278

Discontinued Operations (see Note 1):

Hungary	$5,492	$3,060	$17,505	$9,454	$2,110	$841

Belgium	427	—	1,576	703	34	—

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2009, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
November 30, 2008	Radio	Publishing	Corporate	Consolidated

Net revenues	$56,361	$22,855	$—	$79,216
Station operating expenses, excluding depreciation and amortization	41,149	18,403	—	59,552
Corporate expenses, excluding depreciation and amortization	—	—	4,128	4,128
Depreciation and amortization	2,592	329	550	3,471
Impairment losses	207,314	2,851	—	210,165
Restructuring charge	—	—	—	—
(Gain) loss on disposal of fixed assets	—	—	(3)	(3)

Operating income (loss)	$(194,694)	$1,272	$(4,675)	$(198,097)

Three Months Ended
November 30, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$45,655	$18,927	$—	$64,582
Station operating expenses, excluding depreciation and amortization	33,570	15,888	—	49,458
Corporate expenses, excluding depreciation and amortization	—	—	3,567	3,567
Depreciation and amortization	1,947	143	360	2,450
Loss on disposal of fixed assets	8	1	—	9

Operating income (loss)	$10,130	$2,895	$(3,927)	$9,098

Nine Months Ended
November 30, 2008	Radio	Publishing	Corporate	Consolidated

Net revenues	$180,668	$65,631	$—	$246,299
Station operating expenses, excluding depreciation and amortization	124,190	57,982	—	182,172
Corporate expenses, excluding depreciation and amortization	—	—	14,422	14,422
Depreciation and amortization	7,648	921	1,658	10,227
Impairment losses	207,314	2,851	—	210,165
(Gain) loss on disposal of fixed assets	5	1	(3)	3

Operating income (loss)	$(158,489)	$3,876	$(16,077)	$(170,690)

Nine Months Ended
November 30, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$138,871	$49,716	$—	$188,587
Station operating expenses, excluding depreciation and amortization	106,690	47,937	—	154,627
Corporate expenses, excluding depreciation and amortization	—	—	10,649	10,649
Depreciation and amortization	6,185	636	1,135	7,956
Impairment loss	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
Gain on disposal of fixed assets	18	1	(158)	(139)

Operating loss	$(142,005)	$(7,670)	$(12,823)	$(162,498)

	As of February 28, 2009
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$627,069	$52,263	$59,190	$738,522
Assets — discontinued operations	634	50	5	689

Total assets	$627,703	$52,313	$59,195	$739,211

	As of November 30, 2009
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$437,687	$40,730	$34,982	$513,399
Assets — discontinued operations	—	7	—	7

Total assets	$437,687	$40,737	$34,982	$513,406

Note 11. Regulatory, Legal and Other Matters
The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
On October 28, 2009, the ORTT announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We have continued to explore our legal remedies in both the Hungarian and international forums, but we cannot predict the outcome of these efforts.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of November 30, 2009, cumulative preferred dividends in arrears total $8.8 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our Board of Directors. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2009. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
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

The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2008 and 2009. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	% of Total	2009	% of Total	2008	% of Total	2009	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$44,721	56.5%	$36,723	56.9%	$147,164	59.8%	$111,554	59.2%
National	16,624	21.0%	9,884	15.3%	46,734	19.0%	25,192	13.4%
Publication Sales	3,808	4.8%	3,697	5.7%	10,528	4.3%	9,698	5.1%
Non Traditional	3,820	4.8%	3,768	5.8%	15,836	6.4%	14,449	7.7%
Other	10,243	12.9%	10,510	16.3%	26,037	10.5%	27,694	14.6%

Total net revenues	$79,216		$64,582		$246,299		$188,587

As previously mentioned, we derive approximately 80% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2009, local sales, excluding political revenues, represented approximately 84% and 70% of our advertising revenues for our radio and publishing divisions, respectively. In the nine-month period ended November 30, 2008, local sales, excluding political revenues, represented approximately 80% and 61% of our advertising revenues for our radio and publishing divisions, respectively. Our net revenues decreased principally as a result of a precipitous decline of advertising spending due to the global economic slowdown. Local sales have been more resilient than national sales. For the nine months ended November 30, 2009 as compared to the same period of the prior year, local sales are down approximately 24%, while national sales are down approximately 46%.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of the total advertising net revenues. Although the automotive industry, representing approximately 9% of our radio net revenues, is the largest category for our radio division for the nine-month period ended November 30, 2009, our radio net revenues for this category are down 36% versus the same period of the prior year.
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
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM commenced on April 15, 2009 and will continue for up to seven years. The LMA requires $7 million in annual payments plus reimbursement of certain expenses. GRC paid the first two years of LMA payments in advance at closing. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with broadcast programming. The performance of Emmis’ other Los Angeles radio station, KPWR-FM, trailed the performance of the overall market. For the nine-month period ended November 30, 2009, KPWR-FM’s gross revenues were down 32.6% whereas the independent accounting firm Miller, Kaplan, Arase & Co. (Miller Kaplan) reported that the Los Angeles market total gross revenues were down 21.8% versus the same period of the prior year.

Our radio cluster in New York trailed the performance of the overall New York radio market during the nine-month period ended November 30, 2009. For the nine-month period ended November 30, 2009, our New York radio stations’ gross revenues were down 23.1%, whereas Miller Kaplan reported that New York radio market total gross revenues were down 16.8% versus the same period of the prior year.
As part of our business strategy, we continually evaluate potential acquisitions of international radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the August 2009 amendment to EOC’s Credit Agreement substantially limits our ability to make acquisitions prior to September 2011. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as a single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of the Codification during the period ended November 30, 2009, did not have an impact on the Company’s financial position, results of operations or cash flows.
In May 2009, an accounting standard was approved which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of the standard, which was effective for the Company in the period ended August 31, 2009, did not have an effect on the Company’s financial position, results of operations or cash flows.
In April 2009, an accounting standard was issued which requires disclosures about the fair value of financial instruments in interim reporting periods that were previously only required in annual financial statements. The Company’s adoption of this accounting standard, which was effective for the Company for the period ended August 31, 2009, did not have an effect on the Company’s financial position, result of operations or cash flows.
In June 2008, an accounting standard was approved which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This accounting standard was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
In June 2008, an accounting standard was approved which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This accounting standard was adopted by the Company on March 1, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.
In December 2007, an accounting standard was approved which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying condensed consolidated balance sheets. This accounting standard, adopted by the Company on March 1, 2009, required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of this standard resulted in the reclassification of $53,001 and $49,771 of noncontrolling interests to a component of equity at February 28, 2009 and November 30, 2009, respectively.

In December 2007, an accounting standard was modified that changed how business combinations are accounted for through the use of fair values in financial reporting and impacts financial statements both on the acquisition date and in subsequent periods. In February 2009, this accounting standard was again modified to allow an exception to the recognition and fair value measurement principles of contingencies in a business combination. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. These modifications were effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.
Impairment of Goodwill and Indefinite-lived Intangibles
The annual impairment tests (and interim tests when applicable) for goodwill and indefinite-lived intangibles under ASC Topic 350 require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under ASC Topic 350 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.
Allocations for Purchased Assets
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of November 30, 2009, we have recorded approximately $360.0 million in FCC licenses and goodwill, which represents 70% of our total assets. In assessing the recoverability of these assets, we conduct annual impairment testing required by ASC Topic 350 (and interim testing when applicable) and charge to operations an impairment expense if the recorded value of these assets is more than their fair value. We believe our estimate of the fair value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as these assets are significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations. These variables include but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.
Estimate of Effective Tax Rates
We estimate the effective tax rates and associated liabilities or assets for each legal entity within Emmis. These estimates are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. We utilize advisors in the various tax jurisdictions to evaluate our position and to assist in our calculation of our tax expense and related assets and liabilities.

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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.9 million and $1.1 million accrued for employee healthcare claims as of February 28, 2009, and November 30, 2009, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for property and media liability claims.
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
Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2009, Compared to November 30, 2008
Net revenues:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$56,361	$45,655	$(10,706)	(19.0)%	$180,668	$138,871	$(41,797)	(23.1)%
Publishing	22,855	18,927	(3,928)	(17.2)%	65,631	49,716	(15,915)	(24.2)%

Total net revenues	$79,216	$64,582	$(14,634)	(18.5)%	$246,299	$188,587	$(57,712)	(23.4)%

Radio net revenues decreased in both the three-month and nine-month periods ended November 30, 2009, principally as a result of a precipitous decline of advertising spending in our domestic and international radio markets due to the global economic slowdown. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. For the nine-month period ended November 30, 2009, revenues of our domestic radio stations excluding KMVN, which has been operating under an LMA since April 15, 2009, were down 21.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 18.3%. The relative underperformance of our domestic radio stations is principally due to our lack of scale in the New York and Los Angeles markets and the introduction of PPMTM to those markets in October 2008. The Company’s national representation firm guaranteed a minimum amount of national sales for the year ended February 28, 2009. For the nine-month period ended November 30, 2008, a $6.2 million reduction of national agency commissions was recorded related to the national representation firm’s guarantee. No such guarantee exists subsequent to February 28, 2009. Market weakness and our stations’ weaknesses have led us to discount our rates charged to advertisers. For the nine-month period ended November 30, 2009, our average unit rate for our domestic radio stations was down 26.7% and our number of units sold was down 0.4%.
The decrease in publishing net revenue in both periods is principally attributable to the economic slowdown that diminished demand for advertising inventory at most of our city/regional publications.
Station operating expenses, excluding depreciation and amortization expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$41,149	$33,570	$(7,579)	(18.4)%	$124,190	$106,690	$(17,500)	(14.1)%
Publishing	18,403	15,888	(2,515)	(13.7)%	57,982	47,937	(10,045)	(17.3)%

Total station operating expenses, excluding depreciation and amortization expense	$59,552	$49,458	$(10,094)	(16.9)%	$182,172	$154,627	$(27,545)	(15.1)%

Radio station operating expenses, excluding depreciation and amortization expense, decreased in the three-month and nine-month periods ended November 30, 2009 principally due to division-wide cost reduction efforts consisting, among other things, of headcount and wage reductions. These cost reduction efforts as well as lower sales-related costs contributed to the reduction in station operating expenses, excluding depreciation and amortization expense.
Publishing operating expenses, excluding depreciation and amortization expense, decreased in the three-month and nine-month periods ended November 30, 2009 primarily due to division-wide cost reduction efforts similar to our radio division.
Emmis anticipates its cost reduction efforts to result in year-over-year declines in station operating expenses, excluding depreciation and amortization expense, for both the radio and publishing divisions throughout fiscal 2010.
Corporate expenses, excluding depreciation and amortization expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(Amounts in thousands)				(Amounts in thousands)

Corporate expenses, excluding depreciation and amortization expense	$4,128	$3,567	$(561)	(13.6)%	$14,422	$10,649	$(3,773)	(26.2)%

Corporate expenses decreased in the three-month and nine-month periods ended November 30, 2009 due to cost reduction efforts primarily consisting of headcount reductions and wage reductions, eliminating operating costs associated with the Company’s corporate aircraft, which was sold during the three months ended May 31, 2009, lower noncash compensation costs related to the discontinuance of the Company’s 401(k) matching program and lower Black-Scholes valuations related to the Company’s March 2009 equity grants.
Emmis expects its corporate expenses, excluding depreciation and amortization expense, to decline throughout fiscal 2010.
Restructuring charge:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2008	2009	$ Change	2008	2009	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Restructuring charge:
Radio	$—	$—	$—	$—	$1,412	$1,412
Publishing	—	—	—	—	741	741
Corporate	—	—	—	—	1,197	1,197

Total restructuring charge	$—	$—	$—	$—	$3,350	$3,350

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
Impairment loss:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2008	2009	$ Change	2008	2009	$ Change
	(As reported, amounts in thousands)
Impairment loss:
Radio	$207,314	$—	$(207,314)	$207,314	$166,571	$(40,743)
Publishing	2,851	—	(2,851)	2,851	8,071	5,220

Total impairment loss	$210,165	$—	$(210,165)	$210,165	$174,642	$(35,523)

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
During the quarter ended November 30, 2009, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted.

Depreciation and amortization:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,592	$1,947	$(645)	(24.9)%	$7,648	$6,185	$(1,463)	(19.1)%
Publishing	329	143	(186)	(56.5)%	921	636	(285)	(30.9)%
Corporate	550	360	(190)	(34.5)%	1,658	1,135	(523)	(31.5)%

Total depreciation and amortization	$3,471	$2,450	$(1,021)	(29.4)%	$10,227	$7,956	$(2,271)	(22.2)%

Substantially all of the decrease in radio depreciation and amortization relates to lower amortization of the Company’s foreign broadcasting licenses as a result of impairment losses recorded pursuant to our impairment reviews.
Operating income (loss):

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$(194,694)	$10,130	$204,824	105.2%	$(158,489)	$(142,005)	$16,484	10.4%
Publishing	1,272	2,895	1,623	127.6%	3,876	(7,670)	(11,546)	(297.9)%
Corporate	(4,675)	(3,927)	748	16.0%	(16,077)	(12,823)	3,254	20.2%

Total operating income (loss)	$(198,097)	$9,098	$207,195	104.6%	$(170,690)	$(162,498)	$8,192	4.8%

The decrease in operating income is attributable to the declining revenues in both our radio and publishing divisions and restructuring and impairment losses, all of which are partially offset by reduced station operating expenses, excluding depreciation and amortization.
Interest expense:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Interest expense	$6,683	$7,237	$554	8.3%	$20,212	$18,161	$(2,051)	(10.1)%
The increase in interest expense for the three months ended November 30, 2009 is mostly due to a 2% interest rate increase on our Credit Agreement debt as a result of the Credit Agreement amendment in August 2009. For the nine months ended November 30, 2009, the increase in interest expense due to the 2% interest rate increase was more than offset by interest savings as a result of principal reductions during the period, most of which related to our Dutch auction tenders (described below).

Gain (loss) on debt extinguishment:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2008	2009	$ Change	2008	2009	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Gain (loss) on debt extinguishment	$—	$—	$—	$—	$31,362	$31,362
In April 2009, Emmis commenced a series of Dutch auction tenders to purchase term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. As a result of these purchases, Emmis recognized a gain on extinguishment of debt of $31.9 million in the quarter ended May 31, 2009, which is net of transaction costs of $1.0 million and a write-off of deferred debt costs associated with the term loan reduction of $0.9 million. The Credit Agreement as amended permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.
In August 2009, Emmis amended its Credit Agreement. As part of the August 2009 amendment, maximum availability under the revolver was reduced from $75 million to $20 million. The Company recorded a loss on debt extinguishment during the three months ended August 31, 2009 of $0.5 million related to the write-off of deferred debt costs associated with the revolver reduction.
Other income (expense), net:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Other income (expense), net	$383	$27	$(356)	(93.0)%	$(1,037)	$302	$1,339	(129.1)%
Other income recognized during the three and nine months ended November 30, 2009 mostly relates to foreign exchange translation gains and losses on US dollar denominated cash holdings in Slovakia.
Benefit for income taxes:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Benefit for income taxes	$81,110	$3,390	$(77,720)	(95.8)%	$73,406	$36,604	$36,802)	(50.1)%

Our effective income tax rates for the nine months ended November 30, 2008 and 2009 were 38% and 25%, respectively.  During the fourth quarter of fiscal 2009, the Company recorded of a full valuation allowance for most of it’s deferred tax assets, including its net operating loss carryforwards.  A portion of the impairment loss during the nine months ended November 30, 2009 decreased deferred tax liabilities associated with the indefinite-lived intangibles. The tax benefit of the deferred tax liability reduction decreased the effective annual tax rate for fiscal 2010.

During the three months ended November 30, 2009, we recorded a $4.8 million benefit related to alternative minimum tax paid by Emmis in 2006 and 2007, which can now be recouped after the signing of the Worker, Homeownership, and Business Assistance Act of 2009. This act allows Emmis to extend the previously allowed two-year carryback period on net operating losses to five years and permits the full offset of alternative minimum tax during such extended carryback period.  The alternative minimum tax asset had a full valuation allowance.

(Gain) loss from discontinued operations, net of tax:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

(Gain) loss from discontinued operations, net of tax	$(722)	$695	$1,417	(196.3)%	$(3,971)	$(578)	$3,393	(85.4)%
Our Hungarian radio operations, Belgium radio operations, television division, Tu Ciudad Los Angeles and Emmis Books have been classified as discontinued operations in the accompanying condensed consolidated statements. The financial results of these businesses and related discussions are fully described in Note 1 to the accompanying condensed consolidated financial statements.
Consolidated net income (loss):

	Three Months Ended November 30,				Nine Months Ended November 30,
	2008	2009	$ Change	% Change	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Consolidated net income (loss)	$(122,565)	$4,583	$127,148	103.7%	$(114,562)	$(111,813)	$2,749	2.4%
The increase in net income for the three months ended November 30, 2009 is mostly due to the timing of our interim intangible impairment reviews as discussed above. The increase in net income for the nine months ended November 30, 2009 is due to the gain on extinguishment of debt associated with our Dutch tender auctions and a smaller impairment loss as a result of our interim intangible impairment reviews, partially offset by lower operating income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital have been historically, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt. We also have used capital to fund acquisitions and repurchase our common stock.
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

•
provides that during the Suspension Period, the Borrower: (1) must make certain prepayments from funds attributable to debt or equity issuances, asset sales and extraordinary receipts, and (2) must make quarterly payments of Suspension Period Excess Cash (as defined in the Credit Agreement),

•
provides that during the Suspension Period, the Borrower may not: (1) make certain investments or effect material acquisitions, (2) make certain restricted payments (including but not limited to restricted payments to fund equity repurchases or dividends on Emmis’ 6.25% Series A Cumulative Convertible Preferred Stock), or (3) access the additional financing provisions of the Credit Agreement (though Borrower has access to the Total Revolving Credit Commitment of $20 million),

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
On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. We did not purchase Class A common stock or Series A preferred stock during the nine-month period ended November 30, 2009, and the terms of the Second Amendment now preclude us from doing so.
At November 30, 2009, we had cash and cash equivalents of $16.5 million and net working capital of $28.1 million. At February 28, 2009, we had cash and cash equivalents of $49.7 million and net working capital of $71.4 million. Cash and cash equivalents held at various European banking institutions at November 30, 2009, and February 28, 2009 was $9.8 million and $23.3 million, respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements. During the nine-month period ended November 30, 2009, working capital decreased $43.3 million. The decrease in net working capital primarily relates to the cash used to fund our Dutch auction tenders during the period. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
The Company has entered into three separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the restricted credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $16.0 million at November 30, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2010. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2009, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Operating Activities
Cash flows provided by operating activities were $20.0 million for the nine-month period ended November 30, 2009 versus $39.8 million in the same period of the prior year. The decrease in cash flows provided by operating activities was mainly attributable to a decrease in net revenues, net of station operating expenses excluding depreciation and amortization expense, of $30.2 million coupled with a decrease in cash provided by discontinued operations of $14.1 million. These decreases in cash provided by operating activities were partially offset by an increase in cash provided by working capital, which was up approximately $18.5 million. The increase in cash provided by working capital was largely driven by the receipt of $10.2 million related to our national representation performance guarantee and the collection of the first two years of LMA fees for KMVN-FM.
Investing Activities
Cash flows provided by investing activities were $1.7 million for the nine-month period ended November 30, 2009 versus $34.6 million in the same period of the prior year. During the nine-month period ended November 30, 2009, the Company completed the sale of its airplane and received $9.0 million in proceeds. This was partially offset by the $4.9 million purchase of our noncontrolling partners’ ownership interests in two of our Bulgarian radio networks and $2.3 million of capital expenditures. During the nine-month period ended November 30, 2008, the Company’s main investing activity was the sale of WVUE-TV for $41.0 million in cash. Investing activities generally include capital expenditures and business acquisitions and dispositions.
We expect capital expenditures related to continuing operations to be approximately $4.5 million in the current fiscal year, compared to $20.4 million in fiscal 2009, which included approximately $14.4 million of capital expenditures related to the airplane. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.

Financing Activities
Cash flows used in financing activities were $54.4 million for the nine-month period ended November 30, 2009, versus $30.7 million in the same period of the prior year. Cash flows used in financing activities in the nine-month period ended November 30, 2009 primarily relate to the net debt repayments of $44.5 million under our Credit Agreement, payment of $4.8 million of debt-related fees and $5.0 million used to pay distributions to noncontrolling interests ($2.0 million of which is related to Slager and thus classified as discontinued operations). Cash flows used in financing activities for the nine-month period ended November 30, 2008 primarily relate to the $16.2 million of net repayments of debt under our Credit Agreement, $6.7 million used to pay preferred stock dividends and $7.0 million used to pay cash distributions to noncontrolling interests ($2.2 million of which is related to Slager and thus classified as discontinued operations). Our financing activities for the nine-month period ended November 30, 2009, were funded by cash generated by operating activities, remaining cash from our sale of WVUE-TV in July 2008 and the sale of our corporate airplane.
As of November 30, 2009, Emmis had $343.0 million of borrowings under its senior credit facility ($3.4 million current and $339.6 million long-term) and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2009, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 7.6%.
The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $4.5 million. This amount is comprised of $3.4 million for repayment of term notes under our Credit Agreement and $1.1 million related to foreign broadcasting license obligations. Although the Credit Agreement bears interest at variable rates, we have entered into three separate interest rate exchange agreements that effectively fix the rate we will pay on substantially all of the debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) over the next twelve months is expected to be $16.1 million. Our $165 million notional amount interest rate exchange agreement matures on March 28, 2010. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of November 30, 2009, cumulative preferred dividends in arrears total $8.8 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, if dividends remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
At January 7, 2010, we had $13.1 million available for additional borrowing under our credit facility, which is net of $0.9 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2009. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.

Intangibles
Approximately 70% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from December 2012 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses.
Regulatory, Legal and Other Matters
The Company is a party to various legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
On October 28, 2009, the ORTT announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We have continued to explore our legal remedies in both the Hungarian and international forums, but we can not predict the outcome of these efforts.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
Quantitative and Qualitative Disclosures About Market Risk
Based on amounts outstanding at November 30, 2009, (including the interest rate exchange agreements in place, one of which expires on March 28, 2010) if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $1.1 million.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2009, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As previously disclosed under “Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q for the period ending August 31, 2009, our management identified a material weakness in our internal control over financial reporting at February 28, 2009 and May 31, 2009. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
During the period covered by this quarterly report, we completed remediation measures to address the material weakness identified above. Specifically, we modified the presentation of our reconciliations of deferred tax assets and liabilities to adequately identify deferred tax assets existing as of the balance sheet date. We believe this change in presentation has remediated the internal control weakness. In connection with the filing of this Form 10-Q, under the direction of our CEO and CFO, we have evaluated our disclosure controls and procedures in effect, including the remedial actions discussed above, and we have concluded that as of the filing of this Form 10-Q, our disclosure controls and procedures are effective.
It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three-month period ended November 30, 2009, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There was, however, withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended November 30, 2009:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
September 1, 2009 – September 30, 2009	7,165	$0.66	—	$36,150,565
October 1, 2009 – October 31, 2009	190	$1.53	—	$36,150,565
November 1, 2009 – November 30, 2009	352	$1.12	—	$36,150,565

	7,707		—

Item 5. Other Information
Nasdaq Listing Status
On October 28, 2009, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) advising it that the Company’s Class A common stock had regained compliance with the Nasdaq Marketplace Rule 5450(a)(1)(the Minimum Bid Rule). Previously, on September 15, 2009, the Company had received a notice of deficiency with respect to the Class A shares from Nasdaq notifying the Company that for the 30 consecutive business days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum bid price required for continued listing, and that the Class A shares had 180 days to regain compliance by meeting or exceeding the minimum bid price for a period of at least 10 consecutive trading days.

Item 6. Exhibits
(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

3.1
Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Amended and Restated Bylaws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended August 31, 2009.

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

EMMIS COMMUNICATIONS CORPORATION
Date: January 8, 2010	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer