Form 10-K
period 2010-02-28
EMMIS COMMUNICATIONS CORP
filed 2010-05-07
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2010

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $20,480,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of April 30, 2010, was:

32,905,904	Class A Common Shares, $.01 par value
4,930,680	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement for 2010 Annual Meeting expected to be filed within 120 days	Part III

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

PART I
ITEM 1. BUSINESS.
GENERAL
We are a diversified media company, principally focused on radio broadcasting. We operate the 8th largest publicly traded radio portfolio in the United States based on total listeners. As of February 28, 2010, we own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago, although one of our FM radio stations in Los Angeles is operated pursuant to a Local Marketing Agreement (LMA) whereby a third party provides the programming for the station and sells all advertising within that programming. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN.
In addition to our domestic radio properties, we operate an international radio business and publish several city and regional magazines. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. We also engage in various businesses ancillary to our broadcasting business, such as website design and development, broadcast tower leasing and operating a news information radio network in Indiana.
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
Establish additional platforms for long-term growth and value creation
While our primary focus is on near-term performance improvement, we also believe it is important to make sensible investments in longer-term growth opportunities. For example, Emmis Interactive Inc., one of our subsidiaries, was formed last year to market to other broadcasters and publishers the leading-edge Internet technology platform and digital media sales expertise that had been developed in-house at Emmis Radio. To date, the company has signed up approximately 200 third-party media properties as clients and continues to grow rapidly. Our International Radio division has also been a strong source of profitable growth for the company over the past few years and we continue to search for opportunities to strengthen our existing clusters and expand the geographic footprint of our operations.

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing in Radio 2010 (1st Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the Fall 2009 Arbitron Survey or, in the case of our Los Angeles, New York, Chicago and St. Louis radio stations, based on the March 2010 Portable People MeterTM (PPMTM) results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY	STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC	AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET	SHARE
Los Angeles, CA [1]	1
KPWR-FM		Hip-Hop	18-34	2	6.8

New York, NY	2
WRKS-FM		Classic Soul/Today’s R&B	25-54	7t	3.7
WQHT-FM		Hip-Hop	18-34	2	7.9
WRXP-FM		Adult Album Alternative	25-54	15t	3.0

Chicago, IL	3
WLUP-FM		Classic Rock	25-54	11t	3.2
WKQX-FM		Alternative Rock	18-34	5	5.4

St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	1	13.2
KSHE-FM		Album Oriented Rock	25-54	2	8.2
KIHT-FM		Classic Hits	25-54	4	7.2
KFTK-FM		Talk	25-54	14	2.9

Austin, TX	32
KLBJ-AM		News/Talk	25-54	7	4.8
KLZT-FM [2]		Mexican Regional	18-34	13t	1.8
KBPA-FM		Adult Hits	25-54	4t	5.4
KLBJ-FM		Album Oriented Rock	25-54	3	5.6
KGSR-FM		Adult Album Alternative	25-54	8	4.4
KROX-FM		Alternative Rock	18-34	6	5.8

Indianapolis, IN	36
WFNI-AM		Sports Talk	25-54	15	2.5
WYXB-FM		Soft Adult Contemporary	25-54	8	4.7
WLHK-FM		Country	25-54	4	5.7
WIBC-FM		News/Talk	35-64	2	7.5

Terre Haute, IN	237
WTHI-FM		Country	25-54	1	21.2
WWVR-FM		Classic Rock	25-54	3	7.6

[1]
Our second station in Los Angeles, KXOS-FM, is operating pursuant to a Local Marketing Agreement (LMA). Under the terms of the LMA, Grupo Radio Centro, S.A.B. de C.V provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate KXOS-FM. In connection with the LMA, the call letters of the station were changed from KMVN-FM to KXOS-FM.

[2]
KLZT-FM, changed its format from Hip-Hop to Mexican Regional in December 2009. The ratings for KLZT-FM are for the month of January 2010, the first month of ratings available for the Mexican Regional format.

In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 70 affiliated radio stations in Indiana. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.
PUBLISHING OPERATIONS
We publish the following magazines:

Monthly
Paid & Verified
Circulation(1)
Regional Magazines:
Texas Monthly	301,100
Los Angeles	140,000
Atlanta	63,100
Orange Coast	52,500
Indianapolis Monthly	42,400
Cincinnati	39,300

Specialty Magazines (2):
Country Sampler	339,900
Country Business	21,900

(1)	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2009)

(2)	Our specialty magazines are circulated bimonthly
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
ADVERTISING SALES
Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2010, approximately 18% of our total advertising revenues were derived from national sales, and 82% were derived from local and regional sales. For the year ended February 28, 2010, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (84%) than our publishing entities (73%).
EMPLOYEES
As of February 28, 2010, Emmis had approximately 880 full-time employees and approximately 330 part-time employees. Approximately 50 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of February 28, 2010:

						Height Above
						Average
				Expiration Date		Terrain	Power (in
Radio Market	Stations	City of License	Frequency	of License[1]	FCC Class	(in feet)	Kilowatts)

Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2013	B	3035	25
	KXOS-FM	Los Angeles, CA	93.9	December 2013	B	3009	18.5

New York, NY	WRXP-FM	New York, NY	101.9	June 2014	B	1355	6.2
	WQHT-FM	New York, NY	97.1	June 2014	B	1339	6.7
	WRKS-FM	New York, NY	98.7	June 2014	B	1362	6

Chicago, IL	WKQX-FM	Chicago, IL	101.1	December 2004 [2]	B	1394	5.7
	WLUP-FM	Chicago, IL	97.9	December 2012	B	1394	4

St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2013	C1	561	100
	KIHT-FM	St. Louis, MO	96.3	February 2013	C1	1027	80
	KPNT-FM [3]	Collinsville, IL	105.7	February 2005 [2]	C	1375	100
	KSHE-FM	Crestwood, MO	94.7	February 2013	C0	1027	100

Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2013	C0	1257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2013	C	1926	100
	KLZT-FM	Bastrop, TX	107.1	August 2013	C2	499	49
	KLBJ-AM	Austin, TX	590	August 2013	B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2013	C	1050	97
	KROX-FM	Buda, TX	101.5	August 2013	C2	843	12.5

Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2012	B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2012	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2004 [2]	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2012	B	492	50

Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2012	B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2012	A	295	3.3

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

[2]	Renewal application is pending.

[3]
The FCC has authorized changes in technical facilities for KPNT-FM at a new transmitter site as follows: FCC Class, C1; Height Above Average Terrain, 751 ft; and Effective Radiated Power, 64 kW. The station is authorized to continue operation with its existing facilities until the new facilities are constructed. The KPNT-FM changes require change of the city of license of station KSEF-FM from Farmington to St. Genevieve, MO, which the FCC has approved.

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
In June of 2003, the FCC modified several of its regulations governing the ownership of radio stations in local markets. In June of 2004, however, the United States Court of Appeals for the Third Circuit released a decision rejecting much of the FCC’s 2003 decision. While affirming the FCC in certain respects, the Third Circuit found fault with the proposed new limits on media combinations, remanded them to the agency for further proceedings and extended a stay on the implementation of the new rules that it had imposed in September 2003. In December of 2007, the FCC adopted a decision pursuant to the remand ordered by the Court of Appeals. The FCC relaxed its long-standing prohibition on common ownership of a television or radio station and daily newspaper in the same market, allowing such ownership under limited circumstances. The FCC, however, largely left intact its other pre-2003 ownership rules, including those limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a given local market. The FCC’s decision has been appealed by a number of broadcasters (not including Emmis) and by a number of “public interest” groups. The appeals have been consolidated in the Third Circuit and remain pending. Several other “public interest” groups also jointly filed a petition for reconsideration of the December 2007 decision with the FCC, and that petition similarly remains pending. In 2010, the FCC again will be required to undertake a comprehensive review of its broadcast ownership rules pursuant to its statutory quadrennial review obligation to determine whether the rules remain necessary in the public interest. We cannot predict whether such appeals or the reconsideration proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
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
For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. On April 3, 2009, Emmis entered into an LMA for KXOS-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KXOS-FM started on April 15, 2009 and will continue for up to 7 years. The LMA fee is $7 million per year. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming for broadcast.
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
As noted above, the FCC rules formerly prohibited common ownership of a daily newspaper and a radio or television station in the same local market. In its December 2007 decision, the FCC adopted rules that contain a presumption in favor of allowing ownership of one television or radio station in combination with one daily newspaper in the 20 largest media markets. In smaller markets, there is a presumption against allowing such ownership. In the case of proposed TV/newspaper combinations, the TV station may not be among the top four ranked stations in its market, and there must be at least eight independently owned and operated TV stations in the market post-transaction. The Third Circuit had stayed implementation of the December 2007 changes to the newspaper/television cross-ownership ban, but the stay was lifted on March 23, 2010, and accordingly the changes are now in effect.

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
In 2006, the FCC commenced an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups, and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. Emmis has received similar inquiries from the FCC and has submitted responses; additional responses may be submitted in the future.
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
ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a new low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November of 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. In addition, the FCC has proposed to reduce interference protection to FM stations from LPFM stations operating on certain adjacent frequencies, and in December 2009, the U.S. House of Representatives approved legislation that would implement the FCC’s proposal. A companion bill is pending in the Senate, but the likelihood of its passage remains uncertain. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.
In June 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area.

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
In October of 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March 2005, the FCC announced that, pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio®. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. (The FCC subsequently imposed such a requirement on television stations in November of 2007, which is the subject of a pending appeal.) In January 2010, the FCC revised its DAB service rules to allow FM DAB stations to increase the permitted power levels of DAB transmissions. In September 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio® features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.
On May 1, 2007, the Copyright Royalty Board (“CRB”) published royalty rates and terms for non-interactive Internet streaming of sound recordings for 2006-2010. The new rates apply to all nonsubscription and new subscription services that stream sound recordings on the Internet, including radio stations that simulcast their broadcast programming over the Internet. The new rates represent a substantial increase from the previous rates. The rates increase from 0.08 cent per listener per song in 2006 to 0.19 cent per-listener per-song in 2010. Several parties, including certain commercial broadcasters, appealed the CRB decision to the United States Court of Appeals for the D.C. Circuit. In February 2009, before the appeal was decided, the National Association of Broadcasters and SoundExchange, the entity that represents the recording industry and receives royalty payments from webcasters, negotiated a settlement setting rates and terms for 2006-2015 that resulted in the withdrawal of all commercial broadcasters from the appeal. Under the settlement, a commercial broadcaster could elect to pay pursuant to the settlement rates in lieu of the CRB rates, which Emmis elected to do. The rates set under the settlement increase from 0.08 cent per listener per song in 2006 to 0.25 cent per listener per song in 2015.
The D.C. Circuit decided the appeal of the CRB rates on July 10, 2009. The Court vacated the CRB’s decision to set $500 minimum annual fees for both commercial and noncommercial webcasters but affirmed the decision in all other respects. On remand, the CRB set a minimum annual fee of $500 per station or channel based on a settlement between SoundExchange and the Digital Media Association and is still considering the minimum annual fee payable by noncommercial webcasters. A proceeding to set rates for 2011-2015 is underway, but broadcasters such as Emmis that have elected to pay the rates set by the settlement agreement will not be eligible for those rates.
Legislation has also been introduced into both houses of Congress that would require terrestrial radio broadcasters to pay performance royalties to performers, ending a long-standing copyright law exception. As currently drafted, both bills would establish a flat royalty fee, but would also provide for a “per-program” option for radio stations that make limited use of sound recordings. Although both measures have been reported out of committee for consideration by the U.S. House and Senate, the prospects for passage of these measures remain uncertain. If enacted, this legislation could have an adverse impact on the cost of music programming.

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
Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:
•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	AM stereo broadcasting;
•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals permitting FM stations to accept formerly impermissible interference;
•	proposals to reinstate holding periods for licenses;
•	changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;
•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting;
•	proposals to modify broadcasters’ public interest obligations;
•	proposals to limit the tax deductibility of advertising expenses by advertisers; and
•	proposals to regulate violence in broadcasts.
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
REGULATION OF BROADCASTING IN OTHER COUNTRIES
Each of our broadcast properties outside the United States also operate pursuant to licenses granted by a government regulator comparable to the FCC. The following table sets forth the regulator, the city or country of license and the license expiration date for each of our international radio properties:

Property	Country	Regulator	Expiration

Radio Expres	Slovakia	Council for Broadcasting and Retransmission	February 2013
Radio FM+	Bulgaria	The Council for Electronic Media	February 2013
Radio Fresh	Bulgaria	The Council for Electronic Media	February 2013
Star FM	Bulgaria	The Council for Electronic Media	January 2013
Broadcast licenses in many foreign countries do not necessarily confer the same renewal expectancy as U.S. radio stations broadcast licenses. While we believe that we have reasonable prospects for securing extensions of our remaining international broadcast licenses, we cannot be sure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our international operations. For instance, on October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. Slager filed a lawsuit in Hungary claiming the award of the license by the ORTT to the other bidder violated the Hungarian Media Law. In February 2010, the Hungarian trial court agreed with Slager that the ORTT’s award was unlawful. The ORTT and the winning bidder appealed the court’s decision. A hearing on the appeal is scheduled for July 1, 2010. While we believe the trial court’s ruling was correct, we cannot guarantee that the ruling will be upheld on appeal or that a favorable ruling by the appellate court will result in the award of the license or monetary damages to Slager. We expect to continue to explore Hungarian, European Union, and international arbitration forums to seek a favorable resolution to this matter.

In addition, the broadcast licenses in these countries require our stations to comply with various other regulatory requirements, including broadcast content requirements (e.g., a certain amount of local news), limits on the amounts and types of advertising, and the like.
GEOGRAPHIC FINANCIAL INFORMATION
The Company’s segments operate primarily in the United States with national radio networks in Slovakia and Bulgaria. The following tables summarize relevant financial information by geographic area. Net revenues and noncurrent assets related to discontinued operations are excluded for all periods presented.

	Year Ended February 28 (29),
	2008	2009	2010
	(amounts in thousands)
Net Revenues:
Domestic	$316,895	$285,878	$226,373
International	18,782	22,053	16,193

Total	$335,677	$307,931	$242,566

	As of February 28 (29),
	2008	2009	2010
	(amounts in thousands)
Noncurrent Assets:
Domestic	$953,025	$594,034	$412,977
International	26,134	13,687	10,490

Total	$979,159	$607,721	$423,467

ITEM 1A. RISK FACTORS.
The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business and future results of the Company. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to our Business
Our results of operations could be negatively impacted by weak economic conditions and instability in financial markets.
We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market such as Los Angeles or New York, also generally has a significant effect on us. The recent recession in the global economy negatively impacted our results of operations. While economic conditions appear to be improving, we can not ensure that our results of operations won’t be negatively impacted by future economic downturns or by delays in economic recovery.
Even with a recovery from the recent recession in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to maintain a reduced level of advertising expenditures if that sector experiences a slower recovery than the economy in general, or might reduce its advertising expenditures further if additional downturns occur. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

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
Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. Our New York, Los Angeles, Chicago and St. Louis market ratings are being measured by the PPMTM. In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. PPMTM based ratings are scheduled to be introduced in Indianapolis and Austin by Spring 2010. We anticipate Terre Haute will remain a diary ratings market.
Because of the competitive factors we face and the introduction of the PPMTM, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.
Our domestic radio operations are heavily concentrated in the New York and Los Angeles markets.
Our radio operations in New York and Los Angeles account for approximately 50% of our domestic radio revenues. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets.
We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.
The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced in the recent years include:
•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;
•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;
•	personal digital audio devices (e.g., audio via Wi-Fi, mobile phones, iPods®, iPhones®, WiMAX, the Internet and MP3 players);

•
in-band on-channel digital radio (i.e., HD digital radio), which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets.
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

In 2003, we acquired a controlling interest in five FM stations and one AM station in the Austin, Texas market. Under ownership regulations released after the date of our acquisition, it appears that we would be permitted to own or control only four FM stations in the Austin market (ownership of one AM station would continue to be allowed). The new rules do not require divestiture of existing non- conforming station combinations, but do provide that such clusters may be transferred only to defined small business entities or to buyers that commit to selling any excess stations to such entities within one year. Consequently, if we wish to sell our interest in the Austin stations, we will have to either sell to an entity that meets those FCC requirements or exclude at least one FM station from the transaction.
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
Last year, we reduced salaries of most employees in a cost reduction effort. Most of our employees with employment agreements voluntarily participated in the salary reduction. These salary reductions may make it more difficult to retain our key employees.
Future operation of our business may require significant additional capital.
The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009 and August 19, 2009 (the “Credit Agreement”), and proceeds from future issuances of debt and equity, both public and private. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.
Our current and future operations are subject to certain risks that are unique to operating in a foreign country.
We currently have international operations in Slovakia and Bulgaria. Therefore, we are exposed to risks inherent in international business operations. The risks of doing business in foreign countries include the following:
•	changing regulatory or taxation policies, including changes in tax policies that have been proposed by the Obama Administration related to foreign earnings;

•	currency exchange risks;

•	changes in diplomatic relations or hostility from local populations;

•	seizure of our property by the government or restrictions on our ability to transfer our property or earnings out of the foreign country;

•	potential instability of foreign governments, which might result in losses against which we are not insured; and

•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems.

Broadcast licenses in many foreign countries do not necessarily confer the same renewal expectancy as U.S. radio stations broadcast licenses. While we believe that we have reasonable prospects for securing extensions of our remaining international broadcast licenses, we cannot be sure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our international operations. For instance, on October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. Slager filed a lawsuit in Hungary claiming the award of the license by the ORTT to the other bidder violated the Hungarian Media Law. In February 2010, the Hungarian trial court agreed with Slager that the ORTT’s award was unlawful. The ORTT and the winning bidder appealed the court’s decision. A hearing on the appeal is scheduled for July 1, 2010. While we believe the trial court’s ruling was correct, we cannot guarantee that the ruling will be upheld on appeal or that a favorable ruling by the appellate court will result in the award of the license or monetary damages to Slager. We expect to continue to explore Hungarian, European Union, and international arbitration forums to seek a favorable resolution to this matter.
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
We have reported net losses in our consolidated statement of operations over the past three years as a result of recording non-cash impairment charges, mostly related to FCC licenses and goodwill. In fiscal 2010, we recorded an impairment charge of $174.6 million, $160.9 of which related to radio FCC licenses, $8.9 million of which related to goodwill at an international radio network and a magazine publication, and $4.8 million of which related to other definite-lived intangible assets. As of February 28, 2010, our FCC licenses and goodwill comprise 72% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.
Our failure to comply under the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.
In connection with the preparation of our financial statements for the period ended August 31, 2009, the Company discovered a material weakness in its internal control over financial reporting. As disclosed in our Form 10-Q Report for the period ended November 30, 2009, we remediated the material weakness. As such, as of November 30, 2009, based upon the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were once again effective to provide reasonable assurance that information relating to Emmis that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In future periods, there are no assurances that we will not have additional material weaknesses that would be required to be reported or that we will be able to comply with the reporting deadline requirements of Section 404. A reported material weakness or the failure to meet the reporting deadline requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This loss of confidence could cause a decline in the market price of our stock.
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
Similarly, hurricanes, floods, tornadoes, earthquakes, wild fires and other natural disasters can have a material adverse effect on our operations in any given market. While we generally carry property insurance covering such catastrophes, we cannot be sure that the proceeds from such insurance will be sufficient to offset the costs of rebuilding or repairing our property or the lost income.
Risks Related to our Indebtedness:
Our substantial indebtedness could adversely affect our financial health.
We have a significant amount of indebtedness. At February 28, 2010, our total indebtedness was $341.2 million, and our shareholders’ deficit was $179.0 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to generally adverse economic and industry conditions;

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
If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.
We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. Our ability to comply with the covenants in the Credit Agreement will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to the Credit Agreement, or would need to refinance our senior secured credit facilities. There can be no assurance that we can obtain future amendments or waivers of the Credit Agreement, or refinance our senior secured credit facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our lenders have taken security interests in substantially all of our consolidated assets. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under the senior secured credit facilities. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

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
As of April 26, 2010, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 65% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
Our common stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) Global Select Market.
Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS.” We may not be able to meet the continued listing requirements of the Nasdaq Global Select Market, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. If we are unable to satisfy the requirements of the Nasdaq Global Select Market for continued listing, our common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another Nasdaq market. A delisting of our common stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our common stock.
The difficulties associated with any attempt to gain control of our company could adversely affect the price of our Class A common stock.
Jeffrey H. Smulyan has substantial influence over the decision as to whether a change in control will occur for our company. There are also provisions contained in our articles of incorporation, by-laws and Indiana law that could make it more difficult for a third party to acquire control of Emmis. In addition, FCC approval for transfers of control of FCC licenses and assignments of FCC licenses are required. These restrictions and limitations could adversely affect the trading price of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities, with each of our owned properties subject to a mortgage under our Credit Agreement. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $58.6 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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
ITEM 3. LEGAL PROCEEDINGS.
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 28,	ELECTED
NAME	POSITION	2010	OFFICER
Richard F. Cummings	President — Radio Programming	59	1984

J. Scott Enright	Executive Vice President, General Counsel and Secretary	47	1998

Gregory T. Loewen	President — Publishing Division and Chief Strategy Officer	38	2007
Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.
Mr. Cummings was appointed President — Radio Programming in March 2009. Mr. Cummings served as Radio Division President from December 2001 to February 2009. Prior to becoming Radio Division President, Mr. Cummings was Executive Vice President of Programming. Mr. Cummings joined Emmis in 1981.
Mr. Enright was appointed Executive Vice President, General Counsel and Secretary in March 2009. Previously, Mr. Enright served as Senior Vice President, Associate General Counsel and Secretary of Emmis from September 2006 to February 2009 and as Vice President, Associate General Counsel and Assistant Secretary from the date he joined Emmis in October 1998, adding the office of Secretary in 2002.
Mr. Loewen was appointed President — Publishing Division and Chief Strategy Officer in March 2010. Previously, Mr. Loewen served as Chief Strategy Officer from February 2007 to February 2010. Prior to joining Emmis in February 2007, Mr. Loewen served as Vice President of Digital Media and Strategy for The Toronto Star.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION FOR OUR COMMON STOCK
Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the Nasdaq Global Select Market under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock.
The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2008	3.74	2.62
August 2008	3.24	1.49
November 2008	2.50	0.25
February 2009	0.65	0.27

May 2009	0.78	0.25
August 2009	1.11	0.24
November 2009	1.62	0.63
February 2010	1.44	0.82
HOLDERS
At April 27, 2010, there were 5,915 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of February 28, 2010, cumulative preferred dividends in arrears total $11.3 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remained unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. No nominations for these director positions were submitted for the 2010 annual meeting of shareholders. Thus, the two director positions will remain vacant until the next meeting of shareholders, unless the 2010 annual meeting is delayed for such a time as to trigger the right of the holders of the Preferred Stock to submit new nominations in accordance with our bylaws. The Second Amendment to our Credit Agreement prohibits the company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Payment of future preferred stock dividends is at the discretion of the company’s Board of Directors.

SHARE REPURCHASES
During the three-month period ended February 28, 2010, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the company’s Board of Directors. There was, however, withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended February 28, 2010:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
December 1, 2009 – December 31, 2009	427	$1.19	—	$36,150,565
January 1, 2010 – January 31, 2010	29,500	$1.24	—	$36,150,565
February 1, 2010 – February 28, 2010	290	$0.90	—	$36,150,565

	30,217		—

ITEM 6. SELECTED FINANCIAL DATA.
As a smaller reporting company, we are not required to provide this information.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
GENERAL
The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).
We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings weekly for markets measured by the Portable People MeterTM and four times a year for markets measured by diaries. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

The following table summarizes the sources of our revenues for the past three years. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities, and barter.

	Year ended February 28,
	2008	% of Total	2009	% of Total	2010	% of Total
Net revenues:
Local	$210,704	62.8%	$184,134	59.8%	$143,924	59.3%
National	62,083	18.5%	57,753	18.8%	31,572	13.0%
Political	33	0.0%	1,466	0.5%	410	0.2%
Publication Sales	14,220	4.2%	14,006	4.5%	12,844	5.3%
Non Traditional	21,591	6.4%	18,973	6.2%	17,903	7.4%
Other	27,046	8.1%	31,599	10.2%	35,913	14.8%

Total net revenues	$335,677		$307,931		$242,566

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
KNOWN TRENDS AND UNCERTAINTIES
Although the recent global recession has negatively impacted advertising revenues for a wide variety of media businesses, domestic radio revenue growth has been challenged for several years. Management believes this is principally the result of four factors unrelated to the recession: (1) the emergence of new media, such as various media content distributed via the Internet, telecommunication companies and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) advertisers’ lack of confidence in the ratings of radio stations due to dated ratings-gathering methods, and (4) a lack of inventory and pricing discipline by radio operators.
The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of portable digital media devices that contain an FM tuner, including smartphones and music players. In many countries, FM tuners are common features in portable digital media devices. The radio industry is working with leading United States network providers, device manufacturers, regulators and legislators to ensure that FM tuners are included in most future portable digital media devices. Including FM as a feature on these devices has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications.
The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by becoming one of the ten largest streaming audio providers in the United States, developing highly interactive websites with content that engages our listeners, using SMS texting and delivering real-time traffic to navigation devices.
Along with the rest of the radio industry, the majority of our stations have deployed HD Radio®. HD Radio® offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. To make the rollout of HD Radio® more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together in each radio market to ensure the most diverse consumer offering possible and to accelerate the rollout of HD Radio® receivers, particularly in automobiles. In addition to offering secondary channels, the HD Radio® spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party will use to transmit location-based data to hand-held and in-car navigation devices. It is unclear what impact HD Radio® will have on the markets in which we operate.

Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPMTM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York, Los Angeles and Chicago markets in October 2008, in the St. Louis market in October 2009, and is planned for introduction in the Austin and Indianapolis markets in the fall of 2010. In each market in which the service has launched, there has been a compression in the relative ratings of all stations in the market, increasing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. The Company continues to evaluate the impact PPMTM will have on our revenues in these markets.
As discussed below, our radio stations in Los Angeles and New York have trailed the performance of their respective markets. Management believes this relative underperformance is principally due to two factors: (1) our lack of scale in these markets and (2) the introduction of PPMTM to these markets in October 2008. Some of our competitors operate larger station clusters in New York and Los Angeles than we do, enabling them to use their market share to extract a greater percentage of available advertising revenue through discounting unit rates. Our stations in New York and Los Angeles principally target demographics that suffer a disproportionate decline in ratings when measured by the PPMTM as compared to the previously used diary methodology. Management expects the impact we have experienced from the adoption of the PPMTM to abate in our next fiscal year. Our Los Angeles and New York markets collectively account for approximately 50% of our domestic radio revenues.
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM commenced on April 15, 2009 and will continue for up to seven years. The LMA requires $7 million in annual payments plus reimbursement of certain expenses. GRC paid the first two years of LMA payments in advance at closing. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with broadcast programming. In connection with the LMA, the call letters of the station changed from KMVN-FM to KXOS-FM. The performance of Emmis’ other Los Angeles radio station, KPWR-FM, trailed the performance of the overall market. For the twelve-month period ended February 28, 2010, KPWR-FM’s gross revenues were down 28.2% whereas the independent accounting firm Miller, Kaplan, Arase & Co. (Miller Kaplan) reported that the Los Angeles market total gross revenues were down 18.3% versus the same period of the prior year.
Our radio cluster in New York trailed the performance of the overall New York radio market during the twelve-month period ended February 28, 2010. For the twelve-month period ended February 28, 2010, our New York radio stations’ gross revenues were down 19.5%, whereas Miller Kaplan reported that New York radio market total gross revenues were down 12.4% versus the same period of the prior year.
While the general pace of business has improved over the past twelve months, the ongoing recovery remains unpredictable. For example, our domestic radio division’s revenues were up approximately 8% in the month of March 2010 as compared to the same month from the prior year, but were down 4% in the month of April 2010 as compared to the same month from the prior year. As of May 3, 2010, our domestic radio division’s revenues for the months of May 2010 and June 2010 as compared to the same month of the prior year are flat and up10%, respectively.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the August 2009 amendment to Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions prior to September 2011. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In particular, we have one radio station in New York City and two radio stations in Chicago where we believe the sale value could exceed the prospects for cash flow generation as part of our portfolio. Although we remain optimistic about the growth potential of these stations, as the market for buying and selling radio stations improves, we may from time to time explore sales of one or more of these stations.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially derive materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.
Revenue Recognition
Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Both broadcasting revenue and publication revenue recognition is subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time the advertisement is aired for broadcasting revenue and upon delivery of the publication for publication revenue. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions.
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2010, we have recorded approximately $360.0 in goodwill and FCC licenses, which represents approximately 72% of our total assets.
In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles. Our foreign broadcasting licenses expire during periods ranging from December 2012 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While there is a general expectancy of renewal of radio broadcast licenses in most countries and we expect to actively seek renewal of our foreign licenses, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses, as was recently demonstrated in Hungary when our broadcasting license was not renewed in November 2009 under circumstances that even a Hungarian court ruled violated the Hungarian Media Law. We treat our foreign broadcasting licenses as definite-lived intangibles and amortize them over their respective license periods.
We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.
We complete our annual impairment tests on December 1 of each year and perform additional interim impairment testing whenever triggering events suggest such testing is warranted.
Valuation of Indefinite-lived Broadcasting Licenses
Fair value of our FCC Licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC Licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control.

The projections incorporated into our annual license valuations take into consideration the prolonged economic recession and credit crisis, which has led to a further weakened, deteriorating and less profitable radio marketplace with reduced potential for growth and a higher cost of capital. Between its December 1, 2007 annual impairment assessment and its August 1, 2009 interim assessment, the Company incorporated several more conservative estimates into its assumptions to reflect the deterioration in both the U.S. economy and the radio marketplace. Specifically, long-term revenue growth estimates generally decreased, from a range of 1.5% to 4.0% in the December 1, 2007 assessment to a range of 2.0% to 3.3% in the August 1, 2009 assessment. Similarly, as a large portion of radio’s expenses are of a fixed nature, declining revenue projections negatively impact operating profit margin assumptions. Operating profit margins decreased from a range of 30.1% to 50.7% in the December 1, 2007 assessment to a range of 26.0% to 40.9% in the December 1, 2009 assessment. Assumptions incorporated into the annual impairment testing as of December 1, 2009 were similar to those used in our August 1, 2009 interim testing, although revenue growth rates were slightly higher as a result of the pace of the industry’s recent revenue recovery. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2010.

	December 1, 2007	October 1, 2008	December 1, 2008	August 1, 2009	December 1, 2009
Discount Rate	10.5% – 11.1%	11.7% – 12.1%	11.5% – 11.9%	12.6% – 13.0%	12.7% – 13.1%
Long-term Revenue Growth Rate (Years 4-8)	1.5% – 4.0%	2.0% – 3.5%	2.0% – 3.3%	2.0% – 3.3%	2.0% – 3.5%
Revenue Growth Rate (All Years)	1.5% – 4.4%	1.5% – 3.4%	0.7% – 3.3%	1.5% – 3.2%	2.0% – 3.4%
Mature Market Share	6.7% – 31.0%	6.3% – 30.8%	6.3% – 30.5%	6.3% – 30.6%	6.2% – 30.0%
Operating Profit margin	30.1% – 50.7%	27.7% – 43.7%	27.1% – 42.7%	26.5% – 42.7%	26.0% – 40.9%
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the interim assessment performed as of August 1, 2009, the Company applied a market multiple of 6.2 times and 5.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. For the annual assessment performed as of December 1, 2009, the Company applied a market multiple of 6.8 times and 5.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2010.
Sensitivity Analysis
Based on the results of our December 1, 2009 annual impairment assessment, the fair value of our broadcasting licenses was approximately $407.4 million which was in excess of the $335.8 million carrying value by $71.6 million, or 21.3%. The fair values exceeded the carrying values of all of our units of accounting. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
	February 28, 2010	December 1, 2009	Percentage by which fair
Unit of Accounting	Carrying Value	Fair Value	value exceeds carrying value
New York Cluster	145,588	156,080	7.2%
KXOS-FM (Los Angeles)	52,333	55,281	5.6%
Austin Cluster	46,030	46,511	1.0%
Chicago Cluster	44,292	46,385	4.7%
St. Louis Cluster	27,692	29,196	5.4%
Indianapolis Cluster	17,274	18,051	4.5%
KPWR-FM (Los Angeles)	2,018	55,281	2,639.4%
Terre Haute Cluster	574	586	2.1%

Total	335,801	407,371	21.3%

Although our annual impairment testing on December 1, 2009 did not result in an impairment charge, if we were to assume a 1% change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2009, the resulting impairment charge would have been $64.0 million, $60.5 million and $26.6 million, respectively. Also, if we were to assume a 10% decrease in the two-year average station operating income or a market multiple decrease of one, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2009, the resulting impairment charge would have been $7.9 million and $8.0 million, respectively.
The prolonged economic downturn negatively impacted the radio broadcasting industry as advertising revenues continued to decline and expectations for growth over the next year also declined throughout most of calendar 2009. The projected revenue growth levels for the industry when we completed our interim impairment testing on August 1, 2009 were lower than we had originally forecasted when we completed our fiscal 2009 annual impairment test on December 1, 2008. This decline caused us to record further impairment to broadcasting licenses and goodwill as part of our August 1, 2009 impairment review. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a significant component of a radio station’s operating expenses. As a result, the fair value of our asset base is particularly sensitive to the impact of declining revenues.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.9 million and $1.1 million accrued for employee healthcare claims as of February 28, 2009 and 2010, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

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
ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
The transactions described below impact the comparability of operating results for the three years ended February 28, 2010.
During the quarter ended May 31, 2009, Emmis completed a series of transactions with its noncontrolling partners of two of our Bulgarian radio networks that gave Emmis 100% ownership in those networks. The purchase price of these transactions totaled $4.9 million in cash, and a substantial portion was allocated to goodwill which was then determined to be substantially impaired. Emmis recorded an impairment loss of $3.7 million related to Bulgarian goodwill during the quarter ended May 31, 2009.
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis recognized a gain on the sale of its Belgium radio operations of $0.4 million, which included a gain of $0.1 million related to the transfer of cumulative translation adjustments. The gain on sale of the Belgium radio operations is included in discontinued operations in the accompanying consolidated statements of operations. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses.
On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash. The Company recognized a loss on the sale of WVUE-TV of $0.6 million, net of tax benefits of $0.4 million, which is included in income from discontinued operations in the accompanying statements of operations. In connection with the sale, the Company paid discretionary bonuses to the employees of WVUE-TV totaling $0.8 million, which is included in the calculation of the loss on sale. The sale of WVUE-TV completes the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets.
On December 17, 2007, Emmis completed its acquisition of 100% of the shares of Infopress & Company OOD for $8.8 million in cash. Infopress & Company OOD operates Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria. The operating results of Inforadio from December 17, 2007 are included in the accompanying consolidated statements of operations.
On July 25, 2007, Emmis completed its acquisition of Orange Coast Kommunications, Inc., publisher of Orange Coast, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld at the original closing, but was subsequently paid in April 2008. Orange Coast fits Emmis’ niche of publishing quality city and regional magazines and serves the affluent area of Orange County, CA. The operating results of Orange Coast from July 25, 2007 are included in the accompanying consolidated statements of operations.
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

RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 28, 2009 COMPARED TO YEAR ENDED FEBRUARY 28, 2010
Net revenues:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$224,941	$177,566	$(47,375)	(21.1)%
Publishing	82,990	65,000	(17,990)	(21.7)%

Total net revenues	$307,931	$242,566	$(65,365)	(21.2)%

Radio net revenues decreased principally as a result of the precipitous decline of advertising spending in our domestic and international radio markets due to the global recession. We typically monitor the performance of our domestic radio stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenue basis and exclude revenues from barter arrangements, and also exclude revenue Emmis recognized related to the guaranteed minimum amount of national sales by our national representation firm as discussed below. For the year ended February 28, 2010, revenues of our domestic radio stations were down 18.2%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 14.4%. The relative underperformance of our domestic radio stations is principally due to our lack of scale in the New York and Los Angeles markets and the introduction of PPMTM to those markets in October 2008.
Market weakness and our stations’ weakness has led us to discount our rates charged to advertisers. In fiscal 2010, our average unit rate was down 23.3% and our number of units sold was up 0.4%. The Company’s national representation firm guaranteed a minimum amount of national sales for the years ended February 28, 2009 and February 29, 2008. Actual national sales, as defined by the representation agreement, were approximately $10.2 million lower than the guaranteed minimum amount of national sales and the national representation firm has paid the shortfall to Emmis. As such, Emmis recognized $10.2 million of additional net revenues for the year ended February 28, 2009. Emmis recognized $3.7 million of additional net revenues related to the national representation firm’s shortfall during the year ended February 29, 2008. Our agreement with our national representation firm does not contain guarantees for any period after the year ended February 28, 2009.
Publishing net revenues decreased principally due to the global recession that diminished demand for advertising inventory at all of our city/regional publications.
Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$162,685	$141,557	$(21,128)	(13.0)%
Publishing	76,322	64,603	(11,719)	(15.4)%

Total station operating expenses, excluding depreciation and amortization expense	$239,007	$206,160	$(32,847)	(13.7)%

Radio station operating expenses, excluding depreciation and amortization expense, decreased principally due to division-wide cost reduction efforts consisting, among other things, of headcount and wage reductions. These cost reduction efforts as well as lower sales-related costs contributed to the reduction in station operating expenses, excluding depreciation and amortization expense.
Publishing operating expenses, excluding depreciation and amortization expense, decreased principally due to division-wide cost reduction efforts similar to our radio division.
Most of our cost reduction efforts occurred at the beginning of fiscal 2010; consequently, we do not anticipate similar year-over-year declines in station operating expenses, excluding depreciation and amortization expense, for the radio or publishing divisions in fiscal 2011.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$18,503	$13,634	$(4,869)	(26.3)%
Corporate expenses decreased principally due to cost reduction efforts primarily consisting of headcount reductions and wage reductions, eliminating operating costs associated with the Company’s corporate aircraft, which was sold during the three months ended May 31, 2009, lower noncash compensation costs related to the discontinuance of the Company’s 401(k) matching program and lower Black-Scholes valuations related to the Company’s March 2009 equity grants.
Most of our cost reduction efforts occurred at the beginning of fiscal 2010; consequently, we do not anticipate similar year-over-year declines in corporate expenses, excluding depreciation and amortization expense, in fiscal 2011.
Restructuring charge:

	For the year ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Restructuring charge	$4,208	$3,350	$(858)	(20.4)%
In response to the deteriorating economic environment and the decline in domestic advertising revenues previously discussed, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan. This amount was recognized in the year ended February 28, 2009, as the terminations were probable and the amount was reasonably estimable prior to the end of the period. Employees terminated also received one-time enhanced severance of $3.4 million that was recognized in the year ended February 28, 2010, as the enhanced plan was not finalized and communicated until March 5, 2009.
Impairment loss:

	For the year ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Impairment loss	$373,137	$174,642	$(198,495)	(53.2)%

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
We performed our annual impairment testing as of December 1, 2009, but did not record any additional impairment charges.
Depreciation and amortization:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$9,020	$8,128	$(892)	(9.9)%
Publishing	1,231	772	(459)	(37.3)%
Corporate	2,152	1,493	(659)	(30.6)%

Total depreciation and amortization	$12,403	$10,393	$(2,010)	(16.2)%

The decrease in radio and publishing depreciation and amortization mostly relates to impairment charges related to our definite-lived intangible assets at our Bulgarian radio operation and our Orange Coast publication in connection with our interim impairment testing performed on August 1, 2009.
Corporate depreciation and amortization expense decreased as a significant portion of the corporate property and equipment became fully depreciated at the end of fiscal 2009.
Operating loss:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)
Operating loss:
Radio	$(281,774)	$(140,120)	$141,654	50.3%
Publishing	(27,585)	(9,200)	18,385	66.6%
Corporate	(29,982)	(16,166)	13,816	46.1%

Total operating loss	$(339,341)	$(165,486)	$173,855	51.2%

The decrease in operating loss is primarily due to lower year-over-year impairment losses. Excluding impairment losses, operating income would have been $33.8 million and $9.2 million for the years ended February 28, 2009 and 2010, respectively. Operating income excluding impairment losses decreased due to lower revenues, partially offset by expense reductions, both of which are discussed above.
Interest expense:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Interest expense	$25,067	$24,820	$(247)	(1.0)%

The August 2009 amendment to our Credit Agreement increased the interest rate on amounts outstanding under the Credit Agreement by 2%. This increase is offset by lower outstanding debt during most of Fiscal 2010 as a result of our Dutch auction tenders, which are discussed below in “Gain on debt extinguishment.”
Gain on debt extinguishment:

	For the years ended February 28,
	2009	2010	$ Change
	(As reported, amounts in thousands)

Gain on debt extinguishment	$—	$31,362	$31,362
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
In August 2009, Emmis further amended its Credit Agreement. As part of the August 2009 amendment, maximum availability under the revolver was reduced from $75 million to $20 million. The Company recorded a loss on debt extinguishment during the year ended February 28, 2010 of $0.5 million related to the write-off of deferred debt costs associated with the revolver reduction.
Benefit for income taxes:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Benefit for income taxes	$(65,848)	$(39,840)	$26,008	(39.5)%
Our effective income tax benefit for the years ended February 28, 2009 and 2010 were 18% and 25%, respectively. During the fourth quarter of fiscal 2009, the Company recorded a full valuation allowance for most of its deferred tax assets, including its net operating loss carryforwards. A portion of the impairment loss during the year ended February 28, 2010 decreased deferred tax liabilities associated with the indefinite-lived intangibles. The tax benefit of the deferred tax liability reduction decreased the effective annual tax rate for fiscal 2010.
During the year ended February 28, 2010, we recorded a $6.8 million benefit related to alternative minimum tax paid by Emmis in 2006 and 2007, which can now be recouped after the signing of the Worker, Homeownership, and Business Assistance Act of 2009. This Act allows Emmis to extend the previously allowed two-year carryback period on net operating losses to five years and permits the full offset of alternative minimum tax during such extended carryback period. The alternative minimum tax asset previously had a full valuation allowance.

Income from discontinued operations, net of tax:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Income from discontinued operations, net of tax	$4,922	$442	$(4,480)	(91.0)%
Our television division, Tu Ciudad Los Angeles, Emmis Books and our international radio operations in Belgium and Hungary have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these stations and related discussions are fully described in Note 1j to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28,
	2009	2010

Income (loss) from operations:
Television	$5,007	$—
Slager Radio (Hungary)	10,311	1,404
Belgium	(3,635)	(944)
Tu Ciudad	(1,890)	(15)
Emmis Books	(103)	(22)

Total	9,690	423
Provision for income taxes	4,188	401

Income from operations, net of tax	5,502	22

Gain (loss) on sale of discontinued operations:
Television	(1,017)	—
Belgium	—	420

Total	(1,017)	420
Benefit for income taxes	(437)	—

Gain (loss) on sale of discontinued operations, net of tax	(580)	420

Income from discontinued operations, net of tax	$4,922	$442

For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments.
Consolidated net loss:

	For the years ended February 28,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Consolidated net loss	$(294,953)	$(118,492)	$176,461	(59.8%)
The decrease in net loss for the year ended February 28, 2010 is mostly due to the decrease in the impairment charge recorded during fiscal 2010 and the gain on the extinguishment of debt as a result of our Dutch auction tenders, both of which are partially offset by the decrease in the benefit for income taxes and decrease in other components of operating income as discussed above.

YEAR ENDED FEBRUARY 29, 2008 COMPARED TO YEAR ENDED FEBRUARY 28, 2009
Net revenue pro forma reconciliation:
Since March 1, 2007, we have acquired Orange Coast and a national radio network in Bulgaria. The results of our television division, Tu Ciudad Los Angeles publication, Emmis Books and our international radio properties in Belgium and Hungary have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2008	2009	$ Change	% Change
	(amounts in thousands)
Reported net revenues
Radio	$243,738	$224,941	$(18,797)	-7.7%
Publishing	91,939	82,990	(8,949)	-9.7%

Total	335,677	307,931	(27,746)	-8.3%

Plus: Net revenues from stations acquired
Radio	604	—
Publishing	2,774	—

Total	3,378	—

Pro forma net revenues
Radio	244,342	224,941	(19,401)	-7.9%
Publishing	94,713	82,990	(11,723)	-12.4%

Total	$339,055	$307,931	$(31,124)	-9.2%

For further disclosure of segment results, see Note 13 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2009.
Net revenues discussion:
Radio net revenues decreased principally as a result of weak advertising demand in all of our domestic radio markets. On a pro forma basis (assuming the purchase of the radio network in Bulgaria had occurred on the first day of the pro forma periods presented above), radio net revenues for the year ended February 28, 2009 decreased $19.4 million, or 7.9%. We typically monitor the performance of our domestic radio stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenue basis and exclude revenues from barter arrangements. For the year ended February 28, 2009, revenues of our domestic radio stations were down 14.4%, whereas Miller Kaplan reported that revenues of our domestic radio markets were down 11.6%. We underperformed the markets in which we operate principally due to the continuing challenge of our reformatted stations in our Los Angeles and New York markets. Excluding WRXP-FM in New York and KMVN-FM in Los Angeles, revenues for our domestic radio markets would have been down 11.2%. Our New York and Los Angeles stations account for approximately 50% of our domestic radio revenues.
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
On a consolidated basis, pro forma net revenues for the year ended February 28, 2009 decreased $31.1 million, or 9.2%, due to the effect of the items described above.
Station operating expenses excluding depreciation and amortization expense pro forma reconciliation:
Since March 1, 2007, we have acquired Orange Coast and a national radio network in Bulgaria. The results of our television division, Tu Ciudad Los Angeles publication, Emmis Books and our international radio properties in Belgium and Hungary have been included in discontinued operations and are not included in reported results below. The following table reconciles actual results to pro forma results.

	Year ended February 28 (29),
	2008	2009	$ Change	% Change
	(amounts in thousands)
Reported station operating expenses excluding depreciation and amortization expense
Radio	$171,534	$162,685	$(8,849)	-5.2%
Publishing	78,258	76,322	(1,936)	-2.5%

Total	249,792	239,007	(10,785)	-4.3%

Plus: Station operating expenses excluding depreciation and amortization expense from stations acquired:
Radio	567	—
Publishing	2,894	—

Total	3,461	—

Pro forma station operating expenses excluding depreciation and amortization expense
Radio	172,101	162,685	(9,416)	-5.5%
Publishing	81,152	76,322	(4,830)	-6.0%

Total	$253,253	$239,007	$(14,246)	-5.6%

For further disclosure of segment results, see Note 13 to the accompanying consolidated financial statements. Consistent with management’s review of the Company, the pro forma results above include the impact of all material consummated acquisitions and dispositions through February 28, 2009.
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

On a consolidated basis, pro forma station operating expenses excluding depreciation and amortization expense decreased $14.2 million, or 5.6%, due to the effect of the items described above.
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
In response to the deteriorating economic environment and the decline in domestic advertising revenues previously discussed, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan which was recognized as of February 28, 2009 as the terminations were probable and the amount was reasonably estimable. Employees terminated also received one-time enhanced severance of $3.4 million that was recognized in the fiscal year ended February 28, 2010 as the enhanced plan was not finalized and communicated until March 5, 2009.
Impairment loss:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)

Impairment loss	$18,068	$373,137	$355,069	1,965.2%
In connection with our fiscal 2008 annual impairment review, we recognized a noncash impairment loss of $21.2 million ($18.0 million related to our FCC licenses in St. Louis and Terre Haute and $3.2 million related to our international broadcasting licenses in Belgium). In connection with our fiscal 2009 annual and interim impairment reviews, we recognized a noncash impairment loss of $373.4 million ($322.7 million related to domestic radio indefinite-lived intangibles, $8.2 million related to international radio goodwill, $2.5 million related to other long-lived assets of our foreign continuing operations, $31.9 million related to publishing division goodwill, $0.5 million related to publishing division definite-lived intangibles, $0.3 million related to long-lived assets in Belgium and $7.3 million related to our corporate aircraft). The impairment losses related to Belgium have been reclassified to discontinued operations in the accompanying consolidated statements of operations.

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
Depreciation and amortization:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,361	$9,020	$659	7.9%
Publishing	971	1,231	260	26.8%
Corporate	2,471	2,152	(319)	(12.9)%

Total depreciation and amortization	$11,803	$12,403	$600	5.1%

The increase in publishing depreciation and amortization mostly relates to our acquisition of Orange Coast in July 2007. The decrease in corporate depreciation and amortization mostly relates to assets that are fully depreciated but have not yet been replaced.
Operating income (loss):

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$30,627	$(281,774)	$(312,401)	(1,020.0)%
Publishing	12,710	(27,585)	(40,295)	(317.0)%
Corporate	(23,354)	(29,982)	(6,628)	28.4%

Total operating income (loss)	$19,983	$(339,341)	$(359,324)	(1,798.1)%

Radio operating income decreased principally due to the $333.5 million noncash impairment loss attributable to the radio division recognized during the year ended February 28, 2009 as compared to the $18.1 million noncash impairment charge recognized during the prior year. Also, operating expense reductions mostly related to lower operating expenses, excluding depreciation and amortization, of KMVN-FM and the absence of the $15.3 million contract termination fee in fiscal 2008 were partially offset by revenue declines of $18.8 million. As discussed above, the net revenue growth of our domestic stations trailed the revenue growth of the markets in which we operate.
Publishing operating income decreased mostly due to the $32.4 million noncash impairment loss ($31.9 million related to goodwill and $0.5 million related to other definite-lived intangibles) and a decrease in net revenues of $8.9 million, both of which are partially offset by lower operating expenses of $1.9 million mostly related to lower variable sales-related expenses.

On a consolidated basis, excluding the noncash impairment charge in both years, the noncash contract termination fee in the prior year and the restructuring charge in the current year, operating income decreased $15.3 million, or 28.7%, principally due to the decrease in radio and publishing revenues, as discussed above.
Interest expense:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)

Interest expense	$34,319	$25,067	$(9,252)	(27.0)%
The decrease in interest expense is principally due to lower interest rates on our Credit Agreement. The weighted average borrowing rate under our Credit Agreement, including our interest rate exchange agreements, at February 29, 2008 and February 28, 2009 was 6.8% and 4.8%, respectively.
Loss before income taxes and discontinued operations:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)

Loss before income taxes and discontinued operations	$(14,566)	$(365,723)	$(351,157)	2,410.8%
Loss before income taxes and discontinued operations decreased by $351.2 million principally due to the items discussed above, most notably the $373.1 million noncash impairment loss.
Benefit for income taxes:

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)

Benefit for income taxes	$(3,526)	$(65,848)	$(62,322)	1,767.5%
The increase in the benefit for income taxes was primarily due to the increase in pre-tax losses for the year ended February 28, 2009, mostly attributable to indefinite-lived asset impairment charges recorded during the year. Our benefit for income taxes for the year ended February 28, 2009 was partially offset by the recording of a full valuation allowance for most of the Company’s deferred tax assets, including its net operating loss carryforwards. The current year tax benefit and offsetting valuation allowances resulted in an effective tax rate for the years February 29, 2008 and February 28, 2009 of 24.2% and 18.0%, respectively.
Income from discontinued operations, net of tax:

	For the year ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)

Income from discontinued operations, net of tax	$14,920	$4,922	$(9,998)	(67.0)%

Our television division, Tu Ciudad Los Angeles, Emmis Books, and our international radio operations in Belgium and Hungary have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these stations and related discussions are fully described in Note 1k to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28 (29),
	2008	2009

Income (loss) from operations:
Television	$13,300	$5,007
Slager Radio (Hungary)	6,030	10,311
Belgium	(6,585)	(3,635)
Tu Ciudad	(2,137)	(1,890)
Emmis Books	(15)	(103)

Total	10,593	9,690
Provision for income taxes	5,763	4,188

Income from operations, net of tax	4,830	5,502

Gain (loss) on sale of discontinued operations:
Television	18,237	(1,017)
Belgium	—	—

Total	18,237	(1,017)
Provision (benefit) for income taxes	8,147	(437)

Gain (loss) on sale of discontinued operations, net of tax	10,090	(580)

Income from discontinued operations, net of tax	$14,920	$4,922

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
Consolidated net income (loss):

	For the years ended February 28 (29),
	2008	2009	$ Change	% Change
	(As reported, amounts in thousands)

Consolidated net income (loss)	$3,880	$(294,953)	$(298,833)	(7701.9%)
The change in consolidated net income (loss) for the year ended February 28, 2009 is primarily attributable to the noncash impairment loss recorded during the year ended February 28, 2009, partially offset by additional tax benefits recorded in connection with the impairment loss.

LIQUIDITY AND CAPITAL RESOURCES
OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
Other than lease commitments, legal contingencies incurred in the normal course of business, contractual commitments to purchase goods and services and employment contracts for key employees, all of which are discussed in Note 11 to the consolidated financial statements, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.
CREDIT AGREEMENT
On August 19, 2009, Emmis Communications Corporation and its principal operating subsidiary, EOC (the “Borrower”), entered into the Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment”), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement referred to below (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”) for itself and the other Lenders party to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”), by and among the Borrower, ECC, the Lenders, the Administrative Agent, Deutsche Bank Trust Company Americas, as syndication agent, General Electric Capital Corporation, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and SunTrust Bank, as co-documentation agents.
Among other things, the Second Amendment:
•
suspends the applicability of the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement) for a period that will end no later than September 1, 2011 (the “Suspension Period”),

•	provides that during the Suspension Period, the Borrower must maintain Minimum Consolidated EBITDA (as defined by the Credit Agreement) for the trailing twelve month periods as follows:

Period Ending	Amount (in 000’s)
August 31, 2009	$22,800
November 30, 2009	$21,600
February 28, 2010	$23,400
May 31, 2010	$23,200
August 31, 2010	$22,400
November 30, 2010	$22,700
February 28, 2011	$22,900
May 31, 2011	$23,600
August 31, 2011	$25,000
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

•	excludes from the definition of Consolidated EBITDA up to an additional $5 million in severance and contract termination expenses incurred after the effective date of the Second Amendment,

•	grants the lenders a security interest in certain previously excluded real estate and other assets,

•	permits the repurchase of debt under the Credit Agreement at a discount using proceeds of certain equity issuances, and

•	modifies certain financial definitions and other restrictions on ECC and the Borrower.

The Second Amendment contains other terms and conditions customary for financing arrangements of this nature.
As discussed above, during the Suspension Period the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of February 28, 2010. Our Liquidity (as defined in the Credit Agreement) as of February 28, 2010 was $18.9. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of February 28, 2010 was as follows:

	As of February 28, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$23,400	$25,925

[1]	(as defined in the Credit Agreement)
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $17.1 million at February 28, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors”, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
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

On March 3, 2009, ECC and its principal operating subsidiary, Emmis Operating Company (EOC), entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment”) by and among ECC, Emmis Operating Company and Bank of America, N.A., as administrative agent for itself and other Lenders, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (the “Credit Agreement”). Among other things, the First Amendment (i) permits Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) at an amount less than par for an aggregate purchase price not to exceed $50 million, (ii) reduces the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) excludes from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, (iv) makes Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) tightens the restrictions on the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program, and of Emmis Operating Company to conduct transactions with affiliates.
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
On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. During the year ended February 29, 2008, the Company repurchased 2.2 million shares for $13.9 million (average price of $6.23 per share). No common stock repurchases pursuant to this program were made during the years ended February 28, 2009 or 2010.
At February 28, 2010, we had cash and cash equivalents of $6.8 million and net working capital of $17.7 million. At February 28, 2009, we had cash and cash equivalents of $40.7 million and net working capital of $71.4 million. Cash and cash equivalents held at various European banking institutions at February 28, 2009 and 2010 was $23.3 million (which includes approximately $9.0 million of cash related to our Slager discontinued operation which is classified as current assets — discontinued operations in the consolidated balance sheets) and $3.6 million, respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements. During the year ended February 28, 2010, working capital decreased $53.7 million. The decrease in net working capital primarily relates to the cash used to fund our Dutch auction tenders during the period. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
The Company has entered into three separate three-year interest rate exchange agreements, whereby the Company pays a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements are global financial institutions.
Operating Activities
Cash flows provided by operating activities were $43.6 million and $25.7 million for the years ended February 28, 2009 and 2010, respectively. The decrease in cash flows provided by operating activities was mainly attributable to a decrease in net revenues, net of station operating expenses excluding depreciation and amortization expense, of $32.5 million coupled with a decrease in cash provided by discontinued operations of $4.0 million. These decreases in cash provided by operating activities were partially offset by an increase in cash provided by working capital, which was up approximately $8.4 million. The increase in cash provided by working capital was largely driven by the receipt of $10.2 million related to our national representation firm’s performance guarantee and the collection of $14.0 million for the first two years of LMA fees for KMVN-FM.
Investing Activities
For the year ended February 28, 2009, cash provided by investing activities of $17.7 million mostly relate to the Company’s sale of WVUE-TV for $41.0 million in cash which was partially offset by capital expenditures of $20.5 million. Approximately $14.4 million of capital expenditures relate to the Company’s purchase of an airplane that it was previously leasing.

For the year ended February 28, 2010, cash used in investing activities of $0.6 million consisting of $4.8 million of capital expenditures and $4.9 million paid to purchase the noncontrolling interests share of our Bulgarian radio networks, both of which were partially offset by $9.1 million of cash received from the sale of property and equipment ($9.0 million of which related to our airplane purchased in the prior year and sold in the current year).
In the years ended February 2008, 2009 and 2010, our capital expenditures were $6.2 million, $20.5 million and $4.8 million, respectively. These capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, tower upgrades and costs associated with our conversion to HD Radio® technology. Our capital expenditures for the year ended February 28, 2009 include the $14.4 million purchase of our corporate jet, which was previously leased. We exercised our early buyout option on the jet and immediately began marketing it for sale. We closed on the sale of the corporate jet on April 14, 2009 and received $9.1 million in cash. We recognized a $7.3 million impairment loss on the corporate jet as its carrying value, which included $2.0 million of previously capitalized major maintenance costs, exceeded its fair value as of February 28, 2009. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Credit Agreement.
Financing Activities
Cash flows used in financing activities were $33.3 million and $58.3 million for the years ended February 28, 2009 and 2010, respectively. Cash flows used in financing activities during the year ended February 28, 2010 primarily relate to the net long-term debt repayments of $47.5 million, payment of $4.8 million of debt-related fees and $6.0 million used to pay distributions to noncontrolling interests ($2.0 million of which is related to Slager and thus classified as discontinued operations).
Cash flows used in financing activities for the year ended February 28, 2009 primarily relate to the $17.3 million of net long-term debt repayments, $6.7 million used to pay preferred stock dividends and $8.5 million used to pay cash distributions to noncontrolling interests ($2.2 million of which is related to Slager and thus classified as discontinued operations).
As of February 28, 2010, Emmis had $341.2 million of borrowings under its senior credit facility ($3.4 million current and $337.8 million long-term) and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of February 28, 2010, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 7.6%.
The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $3.4 million for repayment of term notes under our Credit Agreement. Although the Credit Agreement bears interest at variable rates, we have entered into three separate interest rate exchange agreements that effectively fix the rate we will pay on substantially all of the debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) over the next twelve months is expected to be $12.5 million. Our $165 million notional amount interest rate exchange agreement matured on March 28, 2010. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of February 28, 2010, cumulative preferred dividends in arrears total $11.3 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. No nominations for these director positions were submitted for the 2010 annual meeting of shareholders. Thus, the two director positions will remain vacant until the next meeting of shareholders, unless the 2010 annual meeting is delayed for such a time as to trigger the right of the holders of the Preferred Stock to submit new nominations in accordance with our bylaws. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.

At April 30, 2010, we had $11.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2010. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. As previously discussed, the Second Amendment to the Credit Agreement precludes us from making material acquisitions during the Suspension Period. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
INTANGIBLES
As of February 28, 2010, approximately 73% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our domestic radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future. Our various foreign broadcasting licenses in Slovakia and Bulgaria expire in January 2013 and February 2013. We will need to submit applications to seek to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as a single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of the Codification during the quarter ended November 30, 2009 did not have an impact on the Company’s financial position, results of operations or cash flows.
In May 2009, an accounting standard was approved, which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of the standard during the quarter ended August 31, 2009 and subsequent amendments to the standard issued in February 2010 did not have an effect on the Company’s financial position, results of operations or cash flows.
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
In March 2008, disclosure requirements for derivative instruments and hedging activities were changed. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under U.S. GAAP and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has included the relevant disclosures herein under Note 6, Derivatives And Hedging Activities.

In December 2007, an accounting standard was approved which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying consolidated balance sheets. This accounting standard, adopted by the Company on March 1, 2009, required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of this standard resulted in the reclassification of $53,001 and $49,422 of noncontrolling interests to a component of equity at February 28, 2009 and 2010, respectively.
In December 2007, an accounting standard was modified that changed how business combinations are accounted for through the use of fair values in financial reporting and impacts financial statements both on the acquisition date and in subsequent periods. In February 2009, this accounting standard was again modified to allow an exception to the recognition and fair value measurement principles of contingencies in a business combination. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. These modifications were effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009. As of February 28, 2010, the adoption of this standard has had no impact on the Company.
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
As a smaller reporting company, we are not required to provide this information.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2010, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2010.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Jeffrey H. Smulyan	/s/ Patrick M. Walsh

Jeffrey H. Smulyan	Patrick M. Walsh
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2009 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2009 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 6, 2010

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2008	2009	2010
NET REVENUES	$335,677	$307,931	$242,566
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $9,332 $10,251 and $8,900, respectively	249,792	239,007	206,160
Corporate expenses excluding depreciation and amortization expense of $2,471, $2,152 and $1,493, respectively	20,883	18,503	13,634
Restructuring charge	—	4,208	3,350
Impairment loss	18,068	373,137	174,642
Contract termination fee	15,252	—	—
Depreciation and amortization	11,803	12,403	10,393
(Gain) loss on disposal of assets	(104)	14	(127)

Total operating expenses	315,694	647,272	408,052

OPERATING INCOME (LOSS)	19,983	(339,341)	(165,486)

OTHER INCOME (EXPENSE):
Interest expense	(34,319)	(25,067)	(24,820)
Gain on debt extinguishment	—	—	31,362
Other income (expense), net	(230)	(1,315)	170

Total other income (expense)	(34,549)	(26,382)	6,712

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(14,566)	(365,723)	(158,774)

BENEFIT FOR INCOME TAXES	(3,526)	(65,848)	(39,840)

LOSS FROM CONTINUING OPERATIONS	(11,040)	(299,875)	(118,934)

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX	(14,920)	(4,922)	(442)

CONSOLIDATED NET INCOME (LOSS)	3,880	(294,953)	(118,492)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,230	5,316	4,162

NET LOSS ATTRIBUTABLE TO THE COMPANY	(1,350)	(300,269)	(122,654)

PREFERRED STOCK DIVIDENDS	8,984	8,933	9,123

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,334)	$(309,202)	$(131,777)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2008	2009	2010

Amounts attributable to common shareholders:
Continuing operations	$(23,556)	$(311,742)	$(131,821)
Discontinued operations	13,222	2,540	44

Net loss attributable to common shareholders	$(10,334)	$(309,202)	$(131,777)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.64)	$(8.57)	$(3.56)
Discontinued operations	0.36	0.07	—

Net loss attributable to common shareholders	$(0.28)	$(8.50)	$(3.56)

Basic weighted average common shares outstanding	36,551	36,374	37,041

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.64)	$(8.57)	$(3.56)
Discontinued operations	0.36	0.07	—

Net loss attributable to common shareholders	$(0.28)	$(8.50)	$(3.56)

Diluted weighted average common shares outstanding	36,551	36,374	37,041
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2009	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,746	$6,814
Accounts receivable, net of allowance for doubtful accounts of $2,062 and $1,967, respectively	42,825	36,834
Prepaid expenses	16,945	15,248
Income tax receivable	158	8,618
Other	13,924	997
Current assets — discontinued operations	14,743	6,052

Total current assets	129,341	74,563

PROPERTY AND EQUIPMENT:
Land and buildings	29,409	29,443
Leasehold improvements	19,607	19,258
Broadcasting equipment	56,773	61,288
Office equipment and automobiles	41,906	42,337
Construction in progress	212	973

	147,907	153,299
Less-accumulated depreciation and amortization	93,387	103,095

Total property and equipment, net	54,520	50,204

INTANGIBLE ASSETS:
Indefinite lived intangibles	496,711	335,801
Goodwill	29,442	24,175
Other intangibles	18,881	10,153

	545,034	370,129
Less-accumulated amortization	8,621	6,320

Total intangible assets, net	536,413	363,809

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $1,763 and $1,399, respectively	2,734	4,227
Investments	3,155	3,122
Deposits and other	1,999	2,105

Total other assets, net	7,888	9,454

Noncurrent assets — held for sale	8,900	—
Noncurrent assets — discontinued operations	2,149	138

Total assets	$739,211	$498,168

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2009	2010

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,216	$10,062
Current maturities of long-term debt	4,260	3,413
Accrued salaries and commissions	7,244	6,475
Accrued interest	2,895	4,513
Deferred revenue	17,480	24,269
Other	6,899	5,728
Current liabilities — discontinued operations	5,965	2,381

Total current liabilities	57,959	56,841

CREDIT FACILITY DEBT, NET OF CURRENT PORTION	417,141	337,758
OTHER NONCURRENT LIABILITIES	22,929	19,342
DEFERRED INCOME TAXES	107,722	73,305

Total liabilities	605,751	487,246

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES IN 2009 AND 2010, RESPECTIVELY	140,459	140,459

SHAREHOLDERS’ DEFICIT:

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 31,912,656 shares and 32,661,550 shares in 2009 and 2010, respectively	319	327
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,956,305 and 4,930,680 shares in 2009 and 2010, respectively	50	49
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	524,776	527,120
Accumulated deficit	(582,481)	(705,135)
Accumulated other comprehensive loss	(2,664)	(1,320)

Total shareholders’ deficit	(60,000)	(178,959)

NONCONTROLLING INTERESTS	53,001	49,422

Total deficit	(6,999)	(129,537)

Total liabilities and deficit	$739,211	$498,168

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2010
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2007	32,488,863	$325	4,930,267	$49

Exercise of stock options and related income tax benefits	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	343,893	3	26,038	1
Purchases of common stock	(2,225,092)	(22)	—	—
Preferred stock dividends	—	—	—	—
Cumulative impact of adoption of ASC Topic 740-10	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—
Other	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 29, 2008	30,607,664	$306	4,956,305	$50

Issuance of Common Stock to employees and officers and related income tax benefits	1,144,367	11	—	—
Preferred stock dividends	—	—	—	—
Tax benefit on stock based compensation	—	—	—	—
Conversion of preferred stock to common stock	160,625	2	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2009	31,912,656	319	4,956,305	50

Exercise of stock options and related income tax benefits	5,000	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	718,269	7	—	—
Conversion of Class B Common Stock to Class A Common Stock	25,625	1	(25,625)	(1)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2010	32,661,550	327	4,930,680	49

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2010
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Capital	Deficit	Income (Loss)	Interests	Equity (Deficit)
BALANCE, FEBRUARY 28, 2007	$522,655	$(291,443)	$316	$50,780	$282,682

Exercise of stock options and related income tax benefits	(460)	—	—	—	(460)
Issuance of Common Stock to employees and officers and related income tax benefits	6,992	—	—	—	6,996
Purchases of common stock	(13,846)	—	—	—	(13,868)
Preferred stock dividends	—	(8,984)	—	—	(8,984)
Cumulative impact of adoption of ASC Topic 740-10	—	25,180	—	—	25,180
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,044)	(5,044)
Other	—	—	—	(148)	(148)

Comprehensive Income:
Net loss	—	(1,350)	—	8,199
Cumulative translation adjustment	—	—	2,541	(29)
Change in fair value of derivative instrument	—	—	(4,472)	—
Total comprehensive loss	—	—	—	—	4,889

BALANCE, FEBRUARY 29, 2008	$515,341	$(276,597)	$(1,615)	$53,758	$291,243

Issuance of Common Stock to employees and officers and related income tax benefits	6,282	—	—	—	6,293
Preferred stock dividends	—	(5,615)	—	—	(5,615)
Tax benefit on stock based compensation	(138)	—	—	—	(138)
Conversion of preferred stock to common stock	3,291	—	—	—	3,293
Payments of dividends and distributions to noncontrolling interests	—	—	—	(8,516)	(8,516)

Comprehensive Income:
Net loss	—	(300,269)	—	7,855
Cumulative translation adjustment	—	—	(1,523)	(96)
Change in fair value of derivative instrument	—	—	474	—
Total comprehensive loss	—	—	—	—	(293,559)

BALANCE, FEBRUARY 28, 2009	$524,776	$(582,481)	$(2,664)	$53,001	$(6,999)

Exercise of stock options and related income tax benefits	1	—	—	—	1
Issuance of Common Stock to employees and officers and related income tax benefits	2,343	—	—	—	2,350
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(7,211)	(7,211)

Comprehensive Loss:
Net loss	—	(122,654)	—	4,162
Cumulative translation adjustment	—	—	(1,365)	(530)
Change in value of derivative instrument	—	—	2,709	—
Total comprehensive loss	—	—	—	—	(117,678)

BALANCE, FEBRUARY 28, 2010	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2008	2009	2010
OPERATING ACTIVITIES:
Consolidated net income (loss)	$3,880	$(294,953)	$(118,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Discontinued operations	(14,920)	(4,922)	(442)
Impairment losses	18,068	373,137	174,642
Gain on debt extinguishment	—	—	(31,362)
Depreciation and amortization	12,817	13,034	11,255
Provision for bad debts	1,809	3,122	1,899
Benefit for deferred income taxes	(4,504)	(67,440)	(34,341)
Noncash compensation	7,200	5,822	2,441
Contract termination fee	15,252	—	—
(Gain) loss on disposal of fixed assets	(104)	14	(127)
Other	(357)	—	—
Changes in assets and liabilities —
Accounts receivable	(403)	11,238	4,124
Prepaid expenses and other current assets	(4,181)	(8,926)	14,610
Other assets	4,269	5,740	(723)
Accounts payable and accrued liabilities	(161)	(224)	(2,497)
Deferred revenue	1,333	1,174	6,789
Income taxes	2,337	1,168	(10,239)
Other liabilities	(152)	(3,521)	2,943
Net cash provided by operating activities — discontinued operations	6,259	9,176	5,182

Net cash provided by operating activities	48,442	43,639	25,662

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,244)	(20,518)	(4,779)
Proceeds from the sale of assets	—	9	9,109
Cash paid for acquisitions	(15,309)	(335)	(4,882)
Deposits on acquisitions and other	(568)	(230)	102
Net cash provided by (used in) investing activities — discontinued operations	55,727	38,775	(153)

Net cash provided by (used in) investing activities	33,606	17,701	(603)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2008	2009	2010
FINANCING ACTIVITIES:
Payments on long-term debt	(100,307)	(23,338)	(130,660)
Proceeds from long-term debt	41,000	6,000	83,235
Settlement of tax withholding obligations	(612)	(547)	(69)
Dividends and distributions paid to noncontrolling interests	(5,044)	(6,283)	(3,947)
Purchases of the Company’s Class A Common Stock, including transaction costs	(13,868)	—	—
Proceeds from exercise of stock options and employee stock purchases	61	—	1
Payments for debt related costs	—	—	(4,846)
Adjusted tax benefit on stock-based compensation	(460)	(138)	—
Net cash used in financing activities — discontinued operations	—	(2,233)	(2,042)
Preferred stock dividends	(8,984)	(6,738)	—

Net cash used in financing activities	(88,214)	(33,277)	(58,328)

Effect of exchange rate on cash and cash equivalents	1,645	(714)	(663)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,521)	27,349	(33,932)

CASH AND CASH EQUIVALENTS:
Beginning of period	17,918	13,397	40,746

End of period	$13,397	$40,746	$6,814

SUPPLEMENTAL DISCLOSURES:
Cash paid for-
Interest	$29,008	$27,488	$22,396
Income taxes, net of refunds	4,010	4,484	5,110

Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	7,087	10,120	2,412

ACQUISITION OF ORANGE COAST
Fair value of assets acquired	$7,911	$—
Purchase price withheld (see Note 9)	(335)	335
Cash paid	(6,522)	(335)

Liabilities recorded	$1,054	$—

ACQUISITION OF RADIO NETWORK IN BULGARIA
Fair value of assets acquired	$9,212
Cash paid	(8,787)

Liabilities recorded	$425

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired			$4,882
Cash paid			(4,882)

Liabilities recorded			$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE)
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
Emmis is a diversified media company with radio broadcasting and magazine publishing operations. As of February 28, 2010, we own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago, although one of our FM radio stations in Los Angeles is operated pursuant to a Local Marketing Agreement (LMA) whereby a third party provides the programming for the station and sells all advertising within that programming. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our domestic radio, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. We also engage in various businesses ancillary to our business, such as website design and development, consulting and broadcast tower leasing.
Substantially all of ECC’s business is conducted through its subsidiaries. Our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009 and August 19, 2009 (the “Credit Agreement”), contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.
c.	Revenue Recognition
Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Both broadcasting revenue and publication revenue recognition is subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time the advertisement is aired for broadcasting revenue and upon delivery of the publication for publication revenue. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues. Revenue associated with guaranteed minimum national sales is recognized when shortfalls in national sales become probable as further discussed in Note 1s.
d.	Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 28, 2010 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 29, 2008	1,551	1,809	(1,673)	1,687
Year ended February 28, 2009	1,687	3,122	(2,747)	2,062
Year ended February 28, 2010	2,062	1,899	(1,994)	1,967

e.	Local Programming and Marketing Agreement Fees
The Company from time to time enters into local programming and marketing agreements (LMAs) in connection with acquisitions of radio stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into LMAs in connection with dispositions of radio stations. In such cases the Company may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM started on April 15, 2009 and will continue for up to 7 years, for $7 million a year plus reimbursement of certain expenses. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming to be broadcast. GRC paid $14 million to Emmis during the year ended February 28, 2010, which represented the first two years of LMA fees. Emmis recorded $6.1 million of LMA fee income for the year ended February 28, 2010, which is included in net revenues in the accompanying consolidated statements of operations. The remainder of the advanced LMA fee payment is recorded in deferred revenue ($7.0 million) and other noncurrent liabilities ($0.9 million) in the accompanying consolidated balance sheets.
f.	Share-based Compensation
The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company relies heavily upon historical data of its stock price when determining expected volatility, but each year the Company reassesses whether or not historical data is representative of expected results. See Note 4 for more discussion of share-based compensation.
g.	Cash and Cash Equivalents
Emmis considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.
h.	Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, and five to seven years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1q for more discussion of impairment losses related to our property and equipment. Depreciation expense for the years ended February 2008, 2009 and 2010 was $9.4 million, $9.3 million and $8.8 million, respectively.
i.	Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2010.

Definite-lived Intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses in Slovakia and Bulgaria and trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The cost of the broadcast licenses in Slovakia is being amortized over the varying terms of the licenses, which expire in January 2013 and February 2013. The cost of the broadcast licenses in Bulgaria is being amortized over the varying terms of the licenses, all of which expire in December 2012.
j.	Discontinued operations and assets held for sale
The results of operations and related disposal costs, gains and losses for business units that the Company has sold or expects to sell are classified in discontinued operations for all periods presented.
A summary of the income from discontinued operations is presented below:

	Year ended February 28 (29),
	2008	2009	2010

Income (loss) from operations:
Television	$13,300	$5,007	$—
Slager Radio (Hungary)	6,030	10,311	1,404
Belgium	(6,585)	(3,635)	(944)
Tu Ciudad	(2,137)	(1,890)	(15)
Emmis Books	(15)	(103)	(22)

Total	10,593	9,690	423
Provision for income taxes	5,763	4,188	401

Income from operations, net of tax	4,830	5,502	22

Gain (loss) on sale of discontinued operations:
Television	18,237	(1,017)	—
Belgium	—	—	420

Total	18,237	(1,017)	420
Provision (benefit) for income taxes	8,147	(437)	—

Gain (loss) on sale of discontinued operations, net of tax	10,090	(580)	420

Income from discontinued operations, net of tax	$14,920	$4,922	$442

Discontinued Operation — Slager
On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. Slager filed a lawsuit in Hungary claiming the award of the license by the ORTT to the other bidder violated the Hungarian Media Law. In February 2010, the Hungarian trial court agreed with Slager that the ORTT’s award was unlawful. The ORTT and the winning bidder appealed the court’s decision. A hearing on the appeal is scheduled for July 1, 2010. While we believe the trial court’s ruling was correct, we cannot guarantee that the ruling will be upheld on appeal or that a favorable ruling by the appellate court will result in the award of the license or monetary damages to Slager. We expect to continue to explore Hungarian, European Union, and international arbitration forums to seek a favorable resolution to this matter.

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Year ended February 28 (29),
	2008	2009	2010

Net revenues	$20,579	$23,911	$12,914
Station operating expenses, excluding depreciation and amortization expense	12,701	13,517	10,534
Depreciation and amortization	1,822	1,548	1,837
Interest expense	239	—	58
Other income	213	1,465	919
Income before taxes	6,030	10,311	1,404
Provision for income taxes	1,083	1,821	401
Net income attributable to minority interests	1,698	2,382	398
Assets and liabilities related to Slager are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2009	February 28, 2010
Current assets:
Cash and cash equivalents	$8,985	$—
Accounts receivable, net	3,523	3,299
Prepaid expenses	1,170	180
Other current assets	415	2,573

Total current assets	14,093	6,052

Noncurrent assets:
Property and equipment, net	523	—
Other intangibles, net	1,460	—
Other noncurrent assets	127	138

Total noncurrent assets	2,110	138

Total assets	$16,203	$6,190

Current liabilities:
Accounts payable and accrued expenses	$2,149	$1,565
Current maturities of long-term debt	1,003	—
Accrued salaries and commissions	407	—
Deferred revenues	1,325	513

Total current liabilities	$4,884	$2,078

Discontinued Operation — Belgium
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the three years ended February 28, 2010. Belgium had historically been included in the radio segment. The following table summarizes certain operating results for Belgium for all periods presented:

	For the year ended February 28 (29,)
	2008	2009	2010

Net revenues	$1,803	$2,031	$703
Station operating expenses, excluding depreciation and amortization expense	4,205	4,547	1,647
Depreciation and amortization	764	387	—
Impairment loss	3,157	271	—
Interest expense	279	484	—
Other income, net	10	23	—
Loss before income taxes	6,585	3,635	944
Assets and liabilities related to Belgium are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	February 28, 2009	February 28, 2010
Current assets:
Accounts receivable, net	$446	$—
Prepaid expenses	136	—
Other	18	—

Total current assets	600	—

Noncurrent assets:
Other noncurrent assets	34	—

Total noncurrent assets	34	—

Total assets	$634	$—

Current liabilities:
Accounts payable and accrued expenses	$542	$—
Accrued salaries and commissions	116	—
Deferred revenue	80	—

Total current liabilities	$738	$—

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
The decision to explore strategic alternatives for the Company’s television assets stemmed from the Company’s desire to reduce its debt, coupled with the Company’s view that its television stations needed to be aligned with a company with more significant financial resources and a singular focus on the challenges of American television, including the growth of digital video recorders and the industry’s relationship with cable and satellite providers. The Company concluded its television assets were held for sale and the results of operations of the television division were classified as discontinued operations in the accompanying consolidated financial statements for all periods presented. The television division had historically been presented as a separate reporting segment of Emmis.

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
The following table summarizes certain operating results for the television division for all periods presented:

	Year ended February 28 (29),
	2008	2009	2010

Net revenues	$22,929	$7,364	$—
Station operating expenses excluding depreciation and amortization expense	14,114	2,365	—
Impairment loss	—	—	—
Income before taxes	13,300	5,007	—
Provision for income taxes	5,561	3,181	—
Gain (loss) on sale of stations, net of tax	10,090	(580)	—
Assets and liabilities related to our television division are classified as discontinued operations in the accompanying balance sheets as follows:

	February 28, 2009	February 28, 2010
Current assets:
Other	$5	$—

Total current assets	5	—

Total assets	$5	$—

Current liabilities:
Accounts payable and accrued expenses	$303	$303

Total current liabilities	303	303

Total liabilities	$303	$303

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

	Year ended February 28 (29),
	2008	2009	2010

Net revenues	$3,004	$818	$—
Station operating expenses, excluding depreciation and amortization expense	5,093	2,596	15
Depreciation and amortization	48	22	—
Loss before taxes	2,137	1,890	15
Benefit for income taxes	875	772	—

Assets and liabilities related to Tu Ciudad Los Angeles are classified as discontinued operations in the accompanying balance sheets as follows:

	February 28, 2009	February 28, 2010
Noncurrent assets:
Other noncurrent assets	$5	$—

Total noncurrent assets	5	—

Total assets	$5	$—

Current liabilities:
Accounts payable and accrued expenses	$10	$—
Other	3	—

Total current liabilities	13	—

Total liabilities	$13	$—

Discontinued Operations — Emmis Books
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

	Year ended February 28 (29),
	2008	2009	2010

Net revenues	$149	$57	$(7)
Station operating expenses, excluding depreciation and amortization expense	150	146	15
Depreciation and amortization	14	5	—
Loss before taxes	15	103	22
Benefit for income taxes	6	42	—

Assets and liabilities related to Emmis Books are classified as discontinued operations in the accompanying balance sheets as follows:

	February 28, 2009	February 28, 2010
Current assets:
Accounts receivable, net	$45	$—
Prepaid expenses	—	—

Total current assets	45	—

Noncurrent assets:
Property and equipment, net	—	—
Other noncurrent assets	—	—

Total noncurrent assets	—	—

Total assets	$45	$—

Current liabilities:
Accounts payable and accrued expenses	$27	$—

Total current liabilities	$27	$—

Airplane
On December 1, 2008, Emmis exercised its early purchase option on its leased Gulfstream airplane. Emmis paid $10.2 million in cash, net of a refundable deposit of $4.2 million, to AVN Air, LLC, the lessor of the aircraft. Emmis immediately began marketing the airplane for sale, and in February 2009, entered into an agreement to sell the aircraft for $9.1 million in cash. During the year ended February 28, 2009, we recognized a $7.3 million impairment loss on the corporate airplane as its carrying value, which included $2.0 million of previously capitalized major maintenance costs, exceeded its fair value less estimated costs to sell, which we estimated at $8.9 million as of February 28, 2009. We classified this asset as held for sale at February 28, 2009. We closed on the sale of the airplane on April 14, 2009.
k. Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. When determining probable future economic benefits, the Company includes in its analysis future revenues from renewals if sufficient operating history exists. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of each balance sheet date, the Company evaluates the realizability of capitalized direct-response advertising by comparing the carrying value of such assets on a campaign-by-campaign basis to the probable remaining future primary net revenues expected to result directly from such advertising. If the carrying amounts of such advertising exceed the remaining future primary net revenues that are likely to be realized from such advertising, the excess is recorded as advertising expense immediately. As of February 28, 2009 and 2010, direct-response advertising costs capitalized as assets were approximately $1.4 million and $1.2 million, respectively. On an interim basis, the Company defers non direct-response advertising costs for major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2008, 2009 and 2010 was $13.3 million, $9.0 million and $5.2 million, respectively.

l. Investments
Equity method investments
Emmis has various investments accounted for under the equity method of accounting, the carrying values of which are summarized in the following table:

	February 28, 2009	February 28, 2010

Broadcast tower site investment — New Jersey	$1,150	$1,150
Broadcast tower site investment — Texas	1,337	1,340
Other — continuing operations	215	180

Total equity method investments	$2,702	$2,670

Emmis has a 50% ownership interest in a partnership in which the sole asset is land in New Jersey on which a transmission tower is located. The other owner has voting control of the partnership. During the year ended February 28, 2009 Emmis recorded a write-down to the carrying value of its 50% ownership interest in the partnership of $0.5 million as it determined the investment’s fair value had declined. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest in a company that operates a tower site in Austin, Texas. Emmis also has other investments related to continuing operations that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $0.2 million as of February 28, 2009 or 2010.
Cost method investments
During the year ended February 29, 2008, Emmis determined that the value of its sole cost method investment was impaired. Emmis recorded a noncash impairment charge of $0.3 million, recorded in other expense in the accompanying consolidated statements of operations, as the impairment was deemed to be other than temporary. The carrying value of this investment at February 29, 2008 was $0.1 million. Emmis recorded an additional noncash impairment charge of $0.1 million in other expense during the year ended February 28, 2009 as it deemed that the cost method investment was fully impaired and the impairment was other than temporary.
Available for sale investments
During the year ended February 28, 2009, Emmis made an investment of $0.3 million in a company that specialized in the development and distribution of mobile and on-line games. The cumulative investment in this company was $1.3 million as of February 28, 2009. During the year ended February 28, 2009, Emmis recorded a noncash impairment charge of $1.3 million, recorded in other expense in the accompanying consolidated statements of operations, as it deemed the investment was fully impaired and the impairment was other than temporary.
Emmis has made investments totaling $0.5 million in a company that specializes in digital radio transmission technology. This investment is carried at fair value, which totaled $0.5 million as of February 28, 2009 and 2010. Although no unrealized or realized gains or losses have been recognized on this investment, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the statements of operations. If the Company determines that the value of the investment is other than temporarily impaired, the Company will recognize, through the statements of operations, a loss on the investment.
m. Deferred Revenue and Barter Transactions
Deferred revenue includes deferred magazine subscription revenue and deferred barter revenue. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2008, 2009 and 2010 were $11.4 million, $13.0 million and $13.5 million, respectively, and barter expenses were $11.5 million, $12.8 million, and $13.8 million, respectively.

n. Foreign Currency Translation
The functional currencies of our international radio entities are shown in the following table. The balance sheets of these entities have been translated from their functional currencies to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31 for our international radio entities). The results of operations for our international radio entities have been translated using an average exchange rate for the period. The translation adjustments reflected in shareholders’ deficit during the respective periods were as follows:

	Functional	For the Years Ended February 28 (29),
	Currency	2008	2009	2010

Hungary	Forint	$703	$(759)	$(1,018)
Belgium	Euro	338	47	(538)
Slovakia	Koruna [1]	1,871	1,680	(99)
Bulgaria	Leva	(371)	(2,491)	290

		$2,541	$(1,523)	$(1,365)

[1]	In Slovakia, the Euro became the official currency on January 1, 2009
o. Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted loss per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period (36,551,378, 36,374,120 and 37,040,538 shares for the years ended February 2008, 2009 and 2010, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2008, 2009 and 2010 consisted of stock options, restricted stock and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock and the vesting of restricted stock is not included in the calculation of diluted net loss per common share for each of the three years ended February 28, 2010 as the effect of these conversions would be antidilutive to the net loss available to common shareholders from continuing operations. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2008	2009	2010
	(shares in 000’s)

6.25% Series A cumulative convertible preferred stock	7,015	6,854	6,854
Stock options and restricted stock awards	8,115	8,628	8,650

Antidilutive common share equivalents	15,130	15,482	15,504

p. Income Taxes
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
q. Long-Lived Tangible Assets
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

In the year ended February 28, 2009, the Company determined that the long-lived assets related to its corporate jet and Belgium radio operations were impaired. The Company recorded a $7.3 and $0.3 million noncash impairment charge related to the corporate jet and Belgium radio operation long-lived assets, respectively. The impairment charges related to the corporate jet and Belgium long-lived assets are recorded in the consolidated statements of operations in impairment loss and discontinued operations, respectively. The Company also recorded impairment charges for various definite-lived intangible assets during the year ended February 28, 2009 and 2010. See Note 9 for more discussion.
r. Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.
s. National Representation Agreement
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which is reflected as a noncash contract termination fee in the accompanying consolidated statement of operations. The liability established as a result of the termination represents an incentive received from Katz that will be recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28, 2009 and 2010.
As part of the representation agreement, Katz guaranteed a minimum amount of national sales for Emmis’ fiscal years ended February 2008 and 2009. For the years ended February 29, 2008 and February 28, 2009, actual national sales as defined by the representation agreement were approximately $3.7 million and $10.2 million lower, respectively, than the guaranteed minimum amount of national sales. As such, Emmis recognized $3.7 million and $10.2 million of additional net revenues for the years ended February 29, 2008 and February 28, 2009, respectively. The fiscal 2009 performance guarantee of $10.2 million was included in other current assets at February 28, 2009 in the accompanying consolidated balance sheets and was collected in April 2009. The performance guarantees do not extend past February 28, 2009.
t. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $17.1 million at February 28, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, continued global economic challenges, or other unforeseen circumstances, such as those described in Item 1A “Risk Factors”, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

u. Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification as a single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative literature related to a particular topic in one place. The Company’s adoption of the Codification during the quarter ended November 30, 2009 did not have an impact on the Company’s financial position, results of operations or cash flows.
In May 2009, an accounting standard was approved, which sets forth the period, circumstances and disclosure after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Company’s adoption of the standard during the quarter ended August 31, 2009 and subsequent amendments to the standard issued in February 2010 did not have an effect on the Company’s financial position, results of operations or cash flows.
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
In March 2008, disclosure requirements for derivative instruments and hedging activities were changed. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under U.S. GAAP and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has included the relevant disclosures herein under Note 6, Derivatives And Hedging Activities.
In December 2007, an accounting standard was approved which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity in the accompanying consolidated balance sheets. This accounting standard, adopted by the Company on March 1, 2009, required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. The adoption of this standard resulted in the reclassification of $53,001 and $49,422 of noncontrolling interests to a component of equity at February 28, 2009 and 2010, respectively.
In December 2007, an accounting standard was modified that changed how business combinations are accounted for through the use of fair values in financial reporting and impacts financial statements both on the acquisition date and in subsequent periods. In February 2009, this accounting standard was again modified to allow an exception to the recognition and fair value measurement principles of contingencies in a business combination. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. These modifications were effective for the Company as of March 1, 2009 for all business combinations that close on or after March 1, 2009. As of February 28, 2010, the adoption of this standard has had no impact on the Company.

v. Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 28, 2010 presentation. The reclassifications have no impact on net loss previously reported.
2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2009 and 2010, no shares of Class C common stock were issued or outstanding.
On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. During the year ended February 29, 2008, the Company repurchased 2.2 million shares for $13.9 million (average price of $6.23 per share). No common stock repurchases pursuant to this program were made during the years ended February 28, 2009 or 2010.
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
On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program discussed in Note 2 to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. No preferred stock repurchases have been made pursuant to this program.
Emmis last paid its quarterly dividend on October 15, 2008. As of February 28, 2010, dividends in arrears totaled $11.3 million, or $4.03 per share of preferred stock. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remain unpaid for more than six quarters, the holders of Preferred Stock are entitled to elect two persons to our board of directors. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Payment of future dividends on the Preferred Stock will be determined by the Company’s Board of Directors. We do not know when or whether we will resume paying such dividends.
4. SHARE-BASED PAYMENTS
The amounts recorded as share-based compensation expense primarily relate to restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans, and annual stock option and restricted stock grants. Nonvested options do not share in dividends.
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, information related to the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of a special dividend in November 2006. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2008, 2009 and 2010:

	Year Ended February 28 (29),
	2008	2009	2010
Risk-Free Interest Rate:	4.4% – 4.9%	1.7% – 3.5%	2.3% – 2.8%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0	6.0 – 6.5	6.0 – 6.5
Expected Volatility:	46.1% – 47.5%	48.6% – 70.1%	72.3% – 100.4%
The following table presents a summary of the Company’s stock options outstanding at February 28, 2010, and stock option activity during the year ended February 28, 2010 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,350,802	$14.60
Granted	2,419,085	0.62
Exercised	5,000	0.30
Forfeited	62,164	3.05
Expired	1,664,647	18.76

Outstanding, end of year	9,038,076	10.18	5.5	$993
Exercisable, end of year	5,802,338	15.11	3.6	$—
The Company did not receive any cash from option exercises in the years ended February 2008 and 2009, and received less than $0.1 million of cash from option exercises in the year ended February 2010. The Company did not record an income tax benefit related to option exercises in the years ended February 2008, 2009 and 2010.
The weighted average grant date fair value of options granted during the years ended February 2008, 2009 and 2010 was $4.24, $1.10 and $0.44, respectively. The total intrinsic value of options exercised during the years ended February 2008, 2009 and 2010 was less than $0.1 million each year.

A summary of the Company’s nonvested options at February 28, 2010, and changes during the year ended February 28, 2010, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	1,536,094	$2.73
Granted	2,419,085	0.44
Vested	657,277	4.06
Forfeited	62,164	1.57

Nonvested, end of year	3,235,738	0.78

There were 0.6 million shares available for future grants under the various option plans at February 28, 2010. The vesting dates of outstanding options range from March 2010 to July 2012, and expiration dates range from March 2010 to November 2019.
Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company in 2005. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2010, and restricted stock activity during the year ended February 28, 2010 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	644,084	$7.08
Granted	711,620	1.20
Vested (restriction lapsed)	928,413	3.54
Forfeited	28,928	4.57

Grants outstanding, end of year	398,363	5.02

The total grant date fair value of shares vested during the years ended February 2008, 2009 and 2010 was $3.5 million, $5.9 million and $3.3 million, respectively.
Recognized Noncash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three years ended February 28, 2010:

	Year Ended February 28 (29),
	2008	2009	2010

Station operating expenses excluding depreciation and amortization expense	$2,874	$2,539	$701
Corporate expenses	4,326	3,283	1,740

Stock-based compensation expense included in operating expenses	7,200	5,822	2,441
Tax benefit	(2,952)	(2,387)	—

Recognized stock-based compensation expense, net of tax	$4,248	$3,435	$2,441

As of February 28, 2010, there was $1.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

5. CREDIT AGREEMENT AND RELATED DEFERRED DEBT ISSUANCE COSTS
The Credit Agreement was comprised of the following at February 28, 2009 and 2010:

	2009	2010
Revolver	$—	$2,000
Term Loan B	421,355	339,150

	421,355	341,150

Less: current maturities	(4,214)	(3,392)

	$417,141	$337,758

On November 2, 2006, Emmis Operating Company (“EOC” or the “Borrower”), the principal operating subsidiary of the Company, amended and restated its Credit Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. At February 28, 2009 and 2010, $1.8 million and $0.9 million, in letters of credit were outstanding, respectively. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the Credit Agreement. The Credit Agreement was amended twice during the year ended February 28, 2010 as discussed below.
March 3, 2009 Credit Agreement Amendment
On March 3, 2009, ECC and EOC, entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment”) by and among Emmis, EOC and Bank of America, N.A., as administrative agent for itself and other lenders, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (the “Credit Agreement”). Among other things, the First Amendment (i) permitted Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) at an amount less than par for an aggregate purchase price not to exceed $50 million, (ii) reduced the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) excluded from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, (iv) made Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) tightened the restrictions on the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program, and of Emmis Operating Company to conduct transactions with affiliates.
Subsequent to the execution of the First Amendment, in April and May 2009, Emmis completed a series of Dutch auction tenders that purchased term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. As a result of these purchases, Emmis recognized a gain on extinguishment of debt of $31.9 million in the quarter ended May 31, 2009, which is net of transaction costs of $1.0 million. The Credit Agreement, as amended, permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.
August 19, 2009 Credit Agreement Amendment
On August 19, 2009, ECC and EOC entered into the Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement referred to below (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”) for itself and the other Lenders party to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”), by and among the Borrower, ECC, the Lenders, the Administrative Agent, Deutsche Bank Trust Company Americas, as syndication agent, General Electric Capital Corporation, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and SunTrust Bank, as co-documentation agents.

Among other things, the Second Amendment:
•
suspends the applicability of the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement) for a period that will end no later than September 1, 2011 (the “Suspension Period”),

•	provides that during the Suspension Period, the Borrower must maintain Minimum Consolidated EBITDA (as defined by the Credit Agreement) for the trailing twelve month periods as follows:

Period Ended	Amount (in 000’s)
August 31, 2009	$22,800
November 30, 2009	$21,600
February 28, 2010	$23,400
May 31, 2010	$23,200
August 31, 2010	$22,400
November 30, 2010	$22,700
February 28, 2011	$22,900
May 31, 2011	$23,600
August 31, 2011	$25,000
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

•	excludes from the definition of Consolidated EBITDA up to an additional $5 million in severance and contract termination expenses incurred after the effective date of the Second Amendment,

•	grants the lenders a security interest in certain previously excluded real estate and other assets,

•	permits the repurchase of debt under the Credit Agreement at a discount using proceeds of certain equity issuances, and

•	modifies certain financial definitions and other restrictions on ECC and the Borrower.
The Second Amendment contains other terms and conditions customary for financing arrangements of this nature. The Company recorded a loss on debt extinguishment during the year ended February 28, 2010 of $0.5 million related to the write-off of deferred debt costs associated with the revolver reduction.

The term loan and revolver mature on November 1, 2013 and November 2, 2012, respectively. The borrowings under the term loan are payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. The annual amortization schedule for the Credit Agreement, based upon amounts outstanding at February 28, 2010, is as follows:

	Revolver	Term Loan B	Total
Year Ended February 28 (29),	Amortization	Amortization	Amortization
2011	—	3,392	3,392
2012	—	3,392	3,392
2013	2,000	3,392	5,392
2014	—	328,974	328,974

Total	$2,000	$339,150	$341,150

Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, may be required to be used to repay amounts outstanding under the Credit Agreement. Whether these mandatory repayment provisions apply depends, in certain instances, on Emmis’ total leverage ratio, as defined under the Credit Agreement.
As discussed above, during the Suspension Period the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of February 28, 2010. Our Liquidity (as defined in the Credit Agreement) as of February 28, 2010 was $18.9. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of February 28, 2010 was as follows:

	As of February 28, 2010
		Actual Trailing
		Twelve-Month
	Covenant	Consolidated
	Requirement	EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$23,400	$25,925

[1]	(as defined in the Credit Agreement)
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its Credit Agreement, the Company was required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the Credit Agreement) for the three-year period ended November 2, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three years ended February 28, 2010.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2011, the Company estimates that an additional $4.1 million will be reclassified as an increase to interest expense.
As of February 28, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2009 and 2010. Accumulated other comprehensive income (loss) balances related to our derivative instruments as of February 28, 2009 and 2010 were ($3,998) and ($1,289), respectively. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2009 and 2010, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2009		As of February 28, 2010		As of February 28, 2009		As of February 28, 2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	N/A	$—	Other Current Liabilities	$569

Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	6,777	Other Noncurrent Liabilities	3,499

Total derivatives designated as hedging instruments		$—		$—		$6,777		$4,068

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the fiscal years ended February 2008, 2009 and 2010.

								Location of Gain or (Loss)
				Location of Gain or				Recognized in Income on
				(Loss) Reclassified	Amount of Gain or (Loss) Reclassified from			Derivative (Ineffective	Amount of Gain or (Loss) Recognized in
	Amount of Gain or (Loss) Recognized in OCI on			from Accumulated	Accumulated OCI into Income (Effective			Portion and Amount	Income on Derivative (Ineffective Portion and
Derivatives in Cash Flow	Derivative (Effective Portion)			OCI into Income	Portion)			Excluded from	Amount Excluded from Effectiveness Testing)
Hedging Relationships	2008	2009	2010	(Effective Portion)	2008	2009	2010	Effectiveness Testing)	2008	2009	2010

Interest Rate Swap Agreements	$(5,126)	$(2,793)	$(7,271)	Interest expense	$654	$(3,267)	$(9,980)	N/A	$—	$—	$—

Total	$(5,126)	$(2,793)	$(7,271)		$654	$(3,267)	$(9,980)		$—	$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s existing counterparties on its interest rate swaps are Bank of America and Deutsche Bank.
In accordance with ASC Topic 820, the Company makes Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2009 and 2010, the fair value of our derivatives instruments was net of CVAs totaling $2.0 million and $0.3 million, respectively.
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
As of February 28, 2010, the Company has not posted any collateral related to the interest rate swap agreements.
7. FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2009 and 2010. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2010
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	$—	$—	$4,068	$4,068

Total liabilities measured at fair value on a recurring basis	$—	$—	$4,068	$4,068

	As of February 28, 2009
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Cash equivalents	$—	$24,415	$—	$24,415
Available for sale securities	—	—	452	452

Total assets measured at fair value on a recurring basis	$—	$24,415	$452	$24,867

Interest rate swap agreements	—	—	6,777	6,777

Total liabilities measured at fair value on a recurring basis	$—	$—	$6,777	$6,777

Cash Equivalents — At February 28, 2009, a majority of Emmis’ domestic cash equivalents were invested in an institutional money market fund. The fund is not publicly traded, but third-party quotes for the fund are available and are therefore considered a Level 2 input. During the year ended February 28, 2010, this cash was primarily used to fund repurchases of the Company’s bank debt through Dutch auction tenders.
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

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Year Ended		For the Year Ended
	February 28, 2009		February 28, 2010
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$1,452	$—	$452	$6,777
Purchases	250	—	—	—
Transfers in	—	8,823	—	—
Other than temporary impairment loss	(1,250)	—	—	—
Unrealized gains in other comprehensive income	—	(2,046)	—	(2,709)

Ending Balance	$452	$6,777	$452	$4,068

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 9, Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).
Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of February 28, 2010, along with the impairment loss recognized on the fair value measurement for the year then ended:

	As of February 28, 2010
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant		Year Ended
	Identical Assets	Observable	Unobservable		February 28, 2010
	or Liabilities	Inputs	Inputs	Total	Impairment Loss

Indefinite-lived intangibles	$—	$—	$335,801	$335,801	$160,910
Goodwill [1]	—	—	—	—	8,928
Other intangibles, net	—	—	3,833	3,833	4,804

Total	$—	$—	$339,634	$339,634	$174,642

[1]
Pursuant to ASC Topic 350-20-35, the fair value of goodwill is assessed only when the carrying value of the reporting unit exceeds its fair value. On December 1, 2009, the fair value of each of our reporting units exceeded their respective carrying values, thus fair value of goodwill was not assessed.

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
• Credit Agreement debt: As of February 28, 2009 and 2010, the fair value of the Company’s Credit Agreement debt based on bid prices as of those dates was $183.3 million and $283.2 million, respectively, while the carrying value was $421.4 million and $341.2 million, respectively.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2009 and 2010, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $5.6 million and $41.0 million, respectively, while the carrying value was $140.5 million for both periods.
8. ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
Purchase of 100% of Bulgarian Radio Networks
During the quarter ended May 31, 2009, Emmis completed a series of transactions with its noncontrolling partners of two of our Bulgarian radio networks that gave Emmis 100% ownership in those networks. The purchase price of these transactions totaled $4.9 million in cash, and a substantial portion was allocated to goodwill which was then determined to be substantially impaired. Emmis recorded an impairment loss of $3.7 million related to Bulgarian goodwill during the quarter ended May 31, 2009.
Sale of Belgium Radio Operations
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis recognized a gain on the sale of its Belgium radio operations of $0.4 million, which included a gain of $0.1 million related to the transfer of cumulative translation adjustments. The gain on sale of the Belgium radio operations is included in discontinued operations in the accompanying consolidated statements of operations. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses.
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

Purchase of Infopress & Company OOD
On December 17, 2007, Emmis acquired 100% of the shares of Infopress & Company OOD for $8.8 million. Infopress & Company OOD operated Inforadio, a national radio network broadcasting to 13 Bulgarian cities. Inforadio joins Emmis’ majority owned Bulgarian radio networks Radio FM+ and Radio Fresh. Emmis believes the acquisition of Inforadio further strengthens its footprint in Bulgaria. The acquisition was financed with cash on hand. The Company recorded $7.3 million of goodwill, none of which is deductible for income tax purposes. The operating results from December 17, 2007 forward are included in the accompanying consolidated financial statements. Consistent with the Company’s other foreign subsidiaries, Inforadio reports on a fiscal year ending December 31, which Emmis consolidates into its fiscal year ending February 28 (29). The purchase price allocation was as follows:

Asset Description	Amount	Asset Lives

Accounts receivable	$24	Less than one year
Other current assets	58	Less than one year

Broadcasting equipment	324	5 years

International broadcast license	1,471	60 months
Goodwill	7,335	Indefinite

Accounts payable and accrued expenses	(385)
Other current liabilities	(40)

Total purchase price	$8,787

During the year ended February 28, 2010, we completed a series of transactions that gave the Company 100% control over all Bulgarian radio networks for a combined cash purchase price of $4.4 million. These transactions were funded with international cash on hand.
Purchase of Orange Coast Kommunications, Inc.
On July 25, 2007, Emmis acquired Orange Coast Kommunications, Inc., publisher of Orange Coast, for $6.9 million in cash including acquisition costs of $0.2 million. Approximately $0.3 million of the purchase price was withheld at the original closing, but was paid in April 2008. Orange Coast fits Emmis’ niche of publishing quality city and regional magazines and serves the affluent area of Orange County, CA. The acquisition was financed through borrowings under the Credit Agreement. The Company recorded $2.9 million of goodwill, none of which was deductible for income tax purposes. The operating results of Orange Coast from July 25, 2007, through February 28, 2010, are included in the accompanying consolidated statements of operations. The purchase price allocation was as follows:

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
9. INTANGIBLE ASSETS AND GOODWILL
In accordance with the provisions of ASC Topic 350, Intangibles — Goodwill and Other, the Company reviews goodwill and other intangibles at least annually for impairment. In connection with any such review, if the recorded value of goodwill and other intangibles is greater than its fair value, the intangibles are written down and charged to results of operations. FCC licenses are renewed every eight years at a nominal cost, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives.
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year, but given economic conditions and continued revenue declines in the domestic radio broadcasting industry and publishing industry, the Company performed interim impairment reviews as of October 1, 2008 and August 1, 2009. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 29, 2008	N/A	N/A	N/A	18,068	—	3,157	21,225
Year Ended February 28, 2009	187,580	22,585	—	116,980	35,684	3,056	365,885
Year Ended February 28, 2010	160,910	8,928	4,804	—	—	—	174,642
Valuation of Indefinite-lived Broadcasting Licenses
Fair value of our FCC Licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC Licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.

The projections incorporated into our annual license valuations take into consideration the prolonged economic recession and credit crisis, which has led to a further weakened, deteriorating and less profitable radio marketplace with reduced potential for growth and a higher cost of capital. Between its December 1, 2007 annual impairment assessment and its August 1, 2009 interim assessment, the Company incorporated several more conservative estimates into its assumptions to reflect the deterioration in both the U.S. economy and the radio marketplace. Specifically, long-term revenue growth estimates generally decreased, from a range of 1.5% to 4.0% in the December 1, 2007 assessment to a range of 2.0% to 3.3% in the August 1, 2009 assessment. Similarly, as a large portion of radio’s expenses are of a fixed nature, declining revenue projections negatively impact operating profit margin assumptions. Operating profit margins decreased from a range of 30.1% to 50.7% in the December 1, 2007 assessment to a range of 26.0% to 40.9% in the December 1, 2009 assessment. Assumptions incorporated into the annual impairment testing as of December 1, 2009 were similar to those used in our August 1, 2009 interim testing, although revenue growth rates were slightly higher as a result of the pace of the industry’s recent revenue recovery. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2010.

	December 1, 2007	October 1, 2008	December 1, 2008	August 1, 2009	December 1, 2009
Discount Rate	10.5% – 11.1%	11.7% – 12.1%	11.5% – 11.9%	12.6% – 13.0%	12.7% – 13.1%
Long-term Revenue Growth Rate (Years 4-8)	1.5% – 4.0%	2.0% – 3.5%	2.0% – 3.3%	2.0% – 3.3%	2.0% – 3.5%
Revenue Growth Rate (All Years)	1.5% – 4.4%	1.5% – 3.4%	0.7% – 3.3%	1.5% – 3.2%	2.0% – 3.4%
Mature Market Share	6.7% – 31.0%	6.3% – 30.8%	6.3% – 30.5%	6.3% – 30.6%	6.2% – 30.0%
Operating Profit margin	30.1% – 50.7%	27.7% – 43.7%	27.1% – 42.7%	26.5% – 42.7%	26.0% – 40.9%
As of February 28, 2009 and 2010, the carrying amounts of the Company’s FCC licenses were $496.7 million and $335.8 million, respectively. These amounts are entirely attributable to our radio division. The change in FCC license carrying amounts was entirely attributable to our impairment charges as previously discussed. The table below presents the changes to the carrying values of the Company’s FCC licenses for the year ended February 28, 2010 for each unit of accounting. As noted above, each unit of accounting is a cluster of radio stations in one geographical market, except for our Los Angeles cluster in which KXOS-FM is being operated under a Local Marketing Agreement by another broadcaster.

	Change in FCC License Carrying Values
	As of	Interim	Annual	As of
Unit of Accounting	February 28, 2009	Impairment	Impairment	February 28, 2010
New York Cluster	$210,570	$(64,982)	$—	$145,588
KXOS-FM (Los Angeles)	75,059	(22,726)	—	52,333
Austin Cluster	73,421	(27,391)	—	46,030
Chicago Cluster	66,749	(22,457)	—	44,292
St. Louis Cluster	43,289	(15,597)	—	27,692
Indianapolis Cluster	24,527	(7,253)	—	17,274
KPWR-FM (Los Angeles)	2,018	—	—	2,018
Terre Haute Cluster	1,078	(504)	—	574

Total	$496,711	$(160,910)	$—	$335,801

Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the interim assessment performed as of August 1, 2009, the Company applied a market multiple of 6.2 times and 5.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. For the annual assessment performed as of December 1, 2009, the Company applied a market multiple of 6.8 times and 5.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2010.

As of February 28, 2009 and 2010, the carrying amount of the Company’s goodwill was $29.4 million and $24.2 million, respectively. The table below presents the changes to the various reporting units’ goodwill carrying values for the year ended February 28, 2010. As noted above, each reporting unit is a cluster of radio stations in one geographical market and magazines on an individual basis.

	Change in Goodwill Carrying Values
	As of		Interim	Annual	As of
Unit of Accounting	February 28, 2009	Acquisition	Impairment	Impairment	February 28, 2010
Indianapolis Cluster	$265	$—	$—	$—	$265
Austin Cluster	4,338	—	—	—	4,338
Bulgaria	—	3,661	(3,661)		—
Slovakia	1,703	—	—	—	1,703

Total Radio Segment	6,306	3,661	(3,661)	—	6,306

Los Angeles Magazine	5,267	—	(5,267)	—	—
Country Sampler	9,385	—	—	—	9,385
Indianapolis Monthly	448	—	—	—	448
Texas Monthly	8,036	—	—	—	8,036

Total Publishing Segment	23,136	—	(5,267)	—	17,869

Grand Total	$29,442	$3,661	$(8,928)	$—	$24,175

Definite-lived intangibles
The following table presents the weighted-average life at February 28, 2010 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2009 and 2010:

		February 28, 2009			February 28, 2010
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign broadcasting licenses	7.8	$13,502	$6,638	$6,864	$8,716	$5,230	$3,486
Favorable office leases	6.4	688	605	83	688	632	56
Trademarks	37.8	3,687	754	2,933	749	458	291
Customer list	N/A	692	460	232	—	—	—
Noncompete and other	N/A	312	164	148	—	—	—

TOTAL		$18,881	$8,621	$10,260	$10,153	$6,320	$3,833

During the year ended February 28, 2010, Emmis determined the carrying value of our Bulgarian foreign broadcast licenses, Orange Coast trademarks, Orange Coast noncompete and other Orange Coast definite-lived intangible assets exceeded their fair value. As such, we recognized a noncash impairment loss of $2.0 million and $2.8 million related to the Bulgarian and Orange Coast definite-lived intangibles, respectively. Total amortization expense from definite-lived intangibles for the year ended February 28, 2009 and 2010, was $3.1 million and $1.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2011	$1,177
2012	1,177
2013	1,166
2014	113
2015	18

10. EMPLOYEE BENEFIT PLANS
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
2004 Equity Incentive Plan
At the 2004 annual meeting, the shareholders of Emmis approved the 2004 Equity Compensation Plan (the Plan). Under this plan, awards equivalent to 4.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 1999 Equity Incentive Plan, the 2001 Equity Incentive Plan and the 2002 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under these plans) increase the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). No more than 1.0 million shares of Class B common stock are available for grant and issuance from the 4.0 million additional shares of stock originally authorized for delivery under this Plan. The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 0.3 million shares of common stock were available for grant at February 28, 2010. Certain stock awards remained outstanding as of February 28, 2010.
b. 401(k) Retirement Savings Plan
Emmis sponsors a Section 401(k) retirement savings plans that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plans up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Emmis may make discretionary matching contributions to the plans in the form of cash or shares of the Company’s Class A common stock. During the year ended February 29, 2008, the Company elected to match annual employee 401(k) contributions up to a maximum of $2 thousand per employee, one-half of the contribution made in Emmis stock. During the year ended February 28, 2009, the Company suspended the cash match, but continued to make the discretionary stock match. No matching contributions were made during the year ended February 28, 2010. Emmis’ discretionary contributions to the plans for continuing operations totaled $1.7 million and $0.9 million for the years ended February 29, 2008 and February 28, 2009, respectively. In April 2010, the Board of Directors of the Company voted to reinstate the discretionary 401(k) match. Employee contributions will be matched at 33% up to a maximum of 6% of eligible compensation. The match will be made on a biweekly basis in Emmis Communications Corporation Class A common stock and will be made retroactive to all employee contributions made beginning on January 1, 2010.
c. Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $779, $626 and $514 for the years ended February 2008, 2009 and 2010, respectively.

11. OTHER COMMITMENTS AND CONTINGENCIES
a. Commitments of our continuing operations
The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2010 as follows:

	Operating	Syndicated	Employment	Other
Year ending February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2011	$8,168	$896	$13,868	$8,732	$31,664
2012	8,058	730	4,439	9,141	22,368
2013	7,294	334	1,265	8,598	17,491
2014	6,318	—	—	10,164	16,482
2015	5,871	—	—	3,606	9,477
Thereafter	22,903	—	—	656	23,559

Total	$58,612	$1,960	$19,572	$40,897	$121,041

Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through June 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. Rental expense for continuing operations during the years ended February 2008, 2009 and 2010 was approximately $8.7 million, $7.7 million and $8.2 million, respectively.
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
12. INCOME TAXES
United States and foreign income (loss) before income taxes for the years ended February 2008, 2009 and 2010 was as follows:

	2008	2009	2010
United States	$(19,658)	$(360,059)	$(155,785)
Foreign	5,092	(5,664)	(2,989)

Loss before income taxes	$(14,566)	$(365,723)	$(158,774)

The benefit for income taxes for the years ended February 2008, 2009 and 2010, consisted of the following:

	2008	2009	2010
Current:
Federal	$—	$—	$(6,794)
State	—	—	527
Foreign	886	1,529	990

	886	1,529	(5,277)

Deferred:
Federal	(5,235)	(58,346)	(28,759)
State	474	(8,581)	(5,438)
Foreign	349	(450)	(366)

	(4,412)	(67,377)	(34,563)

Benefit for income taxes	$(3,526)	$(65,848)	$(39,840)

Other Tax Related Information:

Taxes associated with noncontrolling interest earnings	(2,763)	(2,539)	—
Tax provision of discontinued operations	13,909	3,751	401
The provision (benefit) for income taxes for the years ended February 2008, 2009 and 2010 differs from that computed at the Federal statutory corporate tax rate as follows:

	2008	2009	2010
Computed income tax benefit at 35%	$(5,292)	$(125,666)	$(55,571)
State income tax	474	(8,581)	(4,911)
Foreign taxes	(369)	(2,075)	(533)
Federal net operating loss carryback	—	—	(6,793)
Nondeductible stock compensation and Section 162 disallowance	1,021	1,486	1,154
Entertainment disallowance	677	620	546
Increase in valuation allowance	—	54,061	20,988
Tax attributed to noncontrolling interest	—	—	(1,318)
Impairment charges on goodwill with no tax basis	—	14,030	3,825
Forgiveness of intercompany foreign loans	—	—	2,548
Other	(37)	277	225

Benefit for income taxes	$(3,526)	$(65,848)	$(39,840)

The components of deferred tax assets and deferred tax liabilities at February 28, 2009 and February 28, 2010 are as follows:

	2009	2010
Deferred tax assets:
Net operating loss carryforwards	$23,836	$30,245
Intangible assets	29,975	48,314
Compensation relating to stock options	3,487	3,062
Interest rate exchange agreement	2,779	1,668
Deferred revenue	5,491	8,109
Tax credits	5,883	1,405
Investments in subsidiairies	1,751	1,796
Other	4,615	3,487
Valuation allowance	(63,990)	(71,089)

Total deferred tax assets	13,827	26,997

Deferred tax liabilities
Indefinite-lived intangible assets	(110,692)	(76,565)
Fixed assets	(539)	(2,587)
Foreign unremitted earnings	(9,775)	(7,925)
Cancellation of debt income	—	(12,858)
Other	(543)	(367)

Total deferred tax liabilities	(121,549)	(100,302)

Net deferred tax liabilities	$(107,722)	$(73,305)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company increased its valuation allowance for all jurisdictions by a net $7.1 million to $71.1 million as of February 28, 2010 from $64.0 million as of February 28, 2009, to reflect a valuation allowance for the majority of its total domestic net deferred tax assets. The increase in the valuation allowance was primarily the result of additional operating losses in fiscal 2010. The Company does not benefit its deferred tax assets (DTAs) based on the deferred tax liabilities (DTLs) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because this DTL would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. The valuation allowance as of February 28, 2010 included $1.7 million for an income tax benefit recorded in other comprehensive income (loss).
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
The Company has U.S. Net Operating Losses (NOLs) of $64 million and state NOLs of $157 million available to offset future taxable income. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2011 and February 2030. A valuation allowance has been provided for the net operating loss carryforwards related to Federal and most state net operating losses as it is more likely than not that a portion of the state net operating losses will expire unutilized.
The $1.4 million of tax credits at February 28, 2010 relate primarily to alternative minimum tax carryforwards that can be carried forward indefinitely. A valuation allowance has been placed against this deferred tax asset.
United States Federal and state deferred income taxes have been recorded on undistributed earnings of foreign subsidiaries because such earnings are not intended to be indefinitely reinvested in these foreign operations. At February 28, 2010, we had an aggregate of $19.3 million of unremitted earnings of foreign subsidiaries that, when distributed, would result in additional U.S. income taxes of $7.9 million.

The Company recorded a $6.8 million benefit related to previous tax paid by Emmis, which can now be recouped after the signing of the Worker, Homeownership, and Business Assistance Act of 2009. This Act allows Emmis to extend the previously allowed two-year carryback period on NOL’s to five years and permits the full offset of alternative minimum tax during such extended carryback period. The tax asset had a full valuation allowance.
The Company adopted ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (ASC Topic 740-10). ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The adoption of ASC 740-10 resulted in a decrease of $25.2 million to the March 1, 2007, balance of accumulated deficit, a decrease of $24.9 million in other noncurrent liabilities and a decrease of $0.3 million in deferred income taxes. Upon the adoption of ASC 740-10 on March 1, 2007, the estimated value of the Company’s net uncertain tax positions was approximately $0.7 million, $0.4 million of which was included in deferred income taxes and $0.3 million of which was included in other noncurrent liabilities. As of February 28, 2010, the estimated value of the Company’s net uncertain tax positions is approximately $0.7 million, $0.6 million of which is included in other current liabilities and $0.1 million of which is included in noncurrent liabilities.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2009 and February 28, 2010:

	For the year ending February 28,
	2009	2010
Gross unrecognized tax benefit — opening balance	$864	$1,739
Gross increases — tax positions in prior periods	875	100
Gross decreases — settlements with taxing authorities	—	(600)
Gross decreases — lapse of applicable statute of limitations	—	(582)

Gross unrecognized tax benefit — ending balance	$1,739	$657

Included in the balance of unrecognized tax benefits at February 28, 2010 are $0.7 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Of the total unrecognized tax benefits as of February 28, 2010, it is reasonably possible that $0.7 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. The amount relates primarily to the allocation of income among multiple jurisdictions. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2010 and in total, as of February 28, 2010, has recognized a liability for interest of $0.1 million.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various international jurisdictions. The Company has a number of federal, state and foreign income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years ending February 28, 2003 to present.
13. SEGMENT INFORMATION
The Company’s operations are aligned into two business segments: Radio and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expenses not allocated to reportable segments.

The Company’s segments operate primarily in the United States, with national radio networks in Slovakia and Bulgaria. See Note 1 for a discussion of our discontinued operations in Hungary and Belgium. The following table summarizes the net revenues and long lived assets of our international properties included in our consolidated financial statements.

	Net Revenues for the Year Ended February 28 (29),			Long-lived Assets as of February 28 (29),
	2008	2009	2010	2008	2009	2010
Continuing Operations:

Slovakia	14,839	18,195	14,090	10,843	9,965	9,371
Bulgaria	3,943	3,858	2,103	15,291	3,722	1,119

Discontinued Operations:

Hungary	20,579	23,911	12,914	4,261	2,110	138
Belgium	1,803	2,031	703	684	34	—
The following tables summarize the results of operations of our business segments for the years ended February 2008, 2009, and 2010 and the total assets of our business segments as of February 2009 and 2010.

YEAR ENDED FEBRUARY 28, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$177,566	$65,000	$—	$242,566
Station operating expenses excluding depreciation and amortization expense	141,557	64,603	—	206,160
Corporate expenses excluding depreciation and amortization expense	—	—	13,634	13,634
Depreciation and amortization	8,128	772	1,493	10,393
Impairment loss	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
(Gain) loss on disposal of fixed assets	18	13	(158)	(127)

Operating loss	$(140,120)	$(9,200)	$(16,166)	$(165,486)

Assets — continuing operations	$418,259	$39,431	$34,288	$491,978
Assets — discontinued operations	6,190	—	—	6,190

Total assets	$424,449	$39,431	$34,288	$498,168

YEAR ENDED FEBRUARY 28, 2009	Radio	Publishing	Corporate	Consolidated
Net revenues	$224,941	$82,990	$—	$307,931
Station operating expenses excluding depreciation and amortization expense	162,685	76,322	—	239,007
Corporate expenses excluding depreciation and amortization expense	—	—	18,503	18,503
Depreciation and amortization	9,020	1,231	2,152	12,403
Impairment loss	333,464	32,422	7,251	373,137
Restructuring charge	1,521	599	2,088	4,208
(Gain) loss on disposal of fixed assets	25	1	(12)	14

Operating loss	$(281,774)	$(27,585)	$(29,982)	$(339,341)

Assets — continuing operations	$610,866	$52,263	$59,190	$722,319
Assets — discontinued operations	16,837	50	5	16,892

Total assets	$627,703	$52,313	$59,195	$739,211

YEAR ENDED FEBRUARY 29, 2008	Radio	Publishing	Corporate	Consolidated
Net revenues	$243,738	$91,939	$—	$335,677
Station operating expenses excluding depreciation and amortization expense	171,534	78,258	—	249,792
Corporate expenses excluding depreciation and amortization expense	—	—	20,883	20,883
Depreciation and amortization	8,361	971	2,471	11,803
Impairment loss	18,068	—	—	18,068
Contract termination fee	15,252	—	—	15,252
Gain on disposal of fixed assets	(104)	—	—	(104)

Operating income (loss)	$30,627	$12,710	$(23,354)	$19,983

14. RESTRUCTURING CHARGE
In response to the deteriorating economic environment and the decline in domestic advertising revenues, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received severance of $4.2 million under the Company’s standard severance plan. This amount was recognized in the year ended February 28, 2009, as the terminations were probable and the amount was reasonably estimable prior to the end of the period. Employees terminated also received one-time enhanced severance of $3.4 million that was recognized during the year ended February 28, 2010, as the enhanced plan was not finalized and communicated until March 5, 2009. All severances related to the plan announced on March 5, 2009 were paid during the year ended February 28, 2010.
15. PRO FORMA FINANCIAL INFORMATION
Unaudited pro forma summary information is presented below for the year ended February 29, 2008 assuming the acquisition (and related net borrowings) of Orange Coast Kommunications, Inc. (publisher of Orange Coast), and the acquisition of Infopress & Company OOD (operator of Inforadio, a Bulgarian national radio network) had occurred on March 1, 2007. Both of these acquisitions are fully reflected in the Company’s results of operations for the years ended February 28, 2009 and 2010.
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

For the year ended
February 29, 2008
Pro Forma

Net revenues	$339,055

Loss from continuing operations	$(13,425)

Net loss available to common shareholders	$(12,719)

Net loss per share available to common shareholders:

Basic	$(0.35)

Diluted	$(0.35)

16. RELATED PARTY TRANSACTIONS
Although Emmis no longer makes loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during fiscal 2010 was $1,047 and the balance at February 28, 2009 and 2010 was $1,011 and $1,047, respectively. This loan bears interest at our cost of debt under our Credit Agreement, which at February 28, 2009 and 2010 was approximately 4.8% and 7.6% per annum, respectively.
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
During the years ended February 29, 2008 and February 28, 2009, Emmis leased an airplane and was party to a timeshare agreement with Mr. Smulyan with respect to his personal use of the airplane. The Company purchased the airplane in December 2008, and on April 14, 2009, we sold the airplane and the timeshare agreement terminated. Under the timeshare agreement, whenever Mr. Smulyan used the airplane for non-business purposes, he paid Emmis for the aggregate incremental cost to Emmis of operating the airplane up to the maximum amount permitted by Federal Aviation Authority regulations (which maximum generally approximates the total direct cost of operating the airplane for the applicable trip). With respect to the personal flights during the years ended February 29, 2008 and February 28, 2009, Mr. Smulyan paid Emmis approximately $171 and $31, respectively, for expenses under the timeshare arrangement. In addition, under IRS regulations, to the extent Mr. Smulyan or any other officer or director allowed non-business guests to travel on the airplane on a business trip or took the airplane on a non-business detour as part of a business trip, additional compensation was attributed to Mr. Smulyan or the applicable officer or director. Generally, these trips on which compensation was assessed pursuant to IRS regulations did not result in any material additional cost or expense to Emmis.
The sister of Richard Leventhal, one of our independent directors, owns Simon Seyz, an Indianapolis business that provides corporate gifts and specialty items. During the three years ended February 2010, Emmis made purchases from Simon Seyz of approximately $128, $150 and $32, respectively.
17. SUBSEQUENT EVENT
On April 26, 2010, Emmis announced that JS Acquisition, Inc. (“JS Acquisition”), an Indiana corporation wholly owned by Jeffrey H. Smulyan, the Chairman, Chief Executive Officer and controlling shareholder of Emmis, and Alden Global Capital, a New York-based private asset management company, announced that they had entered into a non-binding letter of intent pursuant to which JS Acquisition would make an offer to acquire the outstanding publicly held shares of Emmis for $2.40 per share in cash. The letter of intent also contemplates an offer to exchange all of the Company’s outstanding shares of preferred stock (the “Preferred Stock”) for newly-issued 12% senior subordinated notes due 2017 of Emmis (the “Debt”) with an aggregate principal amount equal to 60% of the aggregate liquidation preference (excluding accrued and unpaid dividends) of the Preferred Stock. Upon completion of the Transactions, Mr. Smulyan will hold substantially all of a new class of voting common stock of Emmis and Mr. Smulyan and his affiliates will hold all of the outstanding common stock of JS Acquisition. JS Acquisition will own all of a new class of non-voting common stock of Emmis that will represent substantially all of the outstanding equity value of Emmis. Alden has agreed to purchase $80 million principal amount of Series A Convertible Redeemable PIK Preferred Stock of JS Acquisition and will receive nominally-priced warrants in connection therewith. The completion of the Transactions is subject to certain conditions including (i) receipt of all required stockholder approval of the Transactions, (ii) the exchange of 66 2/3% of the Preferred Stock, (iii) the completion and effectiveness of the amendments to the terms of the Preferred Stock, (iv) the satisfaction of applicable regulatory requirements, (v) the Emmis board of directors waiving certain provisions of the Indiana Business Corporation Law and agreeing to submit any required merger directly to the Emmis stockholders for approval without the Board’s recommendation of the merger, (vi) the execution of definitive documentation, (vii) simultaneous completion of all parts of the Transactions and (vii) other customary conditions.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2010, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is included in Emmis Communications Corporation’s financial statements under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by this reference.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal No. 1: Election of Directors,” “Corporate Governance — Certain Committees of the Board of Directors,” “Corporate Governance — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2010 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Compensation of Directors,” “Employment and Change-in-Control Agreements” and “Compensation Tables” in the Emmis 2010 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2010 Proxy Statement.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Equity Incentive Plan, 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, and 2004 Equity Compensation Plan as of February 28, 2010. Our shareholders have approved these plans.

Number of Securities Remaining
	Number of Securities to be Issued	Weighted-Average Exercise	Available for Future Issuance under
	Upon Exercise of Outstanding	Price of Outstanding Options,	Equity Compensation Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans
Approved by Security Holders	9,038,076	$10.18	314,865
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	9,038,076	$10.18	314,865
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Independent Directors” in the Emmis 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2010 Proxy Statement.
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

3.2	Amended and Restated By-Laws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended August 31, 2009.

4.1
Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1
Amended and Restated Credit and Term Loan Agreement dated November 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2006 and First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2009 and Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2009.

10.2	Emmis Communications Corporation 2004 Equity Compensation Plan as Amended and Restated in 2008, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed January 7, 2009.++

10.3
Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended February 29, 2004.

10.4	Form of Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 7, 2005.++

10.5	Form of Restricted Stock Option Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 7, 2005.++

10.6	Director Compensation Policy effective May 13, 2005, incorporated by reference from Exhibit 10.36 to the Company’s Form 10-K for the year ended February 28, 2005.++

10.7
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K filed on January 7, 2009.++

10.8	Employment Agreement, dated as of December 15, 2009, by and between Emmis Operating Company and Jeffrey H. Smulyan.*++

10.9
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Patrick M. Walsh, incorporated by reference from Exhibit 10.13 to the Company’s Form 8-K filed on January 7, 2009.++

10.10
Employment Agreement, dated as of December 15, 2008, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 15, 2008.++

10.11
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed on January 7, 2009.++

10.12
Employment Agreement, dated as of March 1, 2009, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed March 6, 2009.++

10.13
Employment Agreement, dated as of March 1, 2010, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2010.++

10.14
Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff incorporated by reference from Exhibit 10.31 to the Company’s Form 10-K/A filed October 9, 2009.++

10.15
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Gary A. Thoe, incorporated by reference from Exhibit 10.12 to the Company’s Form 8-K filed on January 7, 2009.++

10.16	Employment Agreement, dated as of March 1, 2008, by and between Emmis Operating Company and Gary A. Thoe incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed March 6, 2008.++

10.17
Amendment to Employment Agreement, dated as of January 1, 2008, by and between Emmis Operating Company and Gary A. Thoe incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed on January 7, 2009.++

10.18	Separation and Release Agreement, dated as of December 22, 2009, by and between Emmis Operating Company and Gary A. Thoe.*++

10.19
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Paul W. Fiddick, incorporated by reference from Exhibit 10.9 to the Company’s Form 8-K filed on January 7, 2009.++

10.20
Employment Agreement, effective as of March 1, 2009, by and between Emmis Operating Company and Paul W. Fiddick, incorporated by reference from Exhibit 10.1 to the Company’ Form 10-Q for the quarter ended August 31, 2008.++

10.21	Separation and Release Agreement, dated as of December 15, 2009, by and between Emmis Operating Company and Paul W. Fiddick.*++

10.22
Local Programming and Marketing Agreement, dated as of April 3, 2009, among KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC and Grupo Radio Centro S.A.B. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 8, 2009.

10.23
Put and Call Agreement, dated as of April 3, 2009, among KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC and Grupo Radio Centro S.A.B. de C.V., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 8, 2009.

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

EMMIS COMMUNICATIONS CORPORATION
Date: May 7, 2010	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 7, 2010	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date: May 7, 2010	/s/ Patrick M. Walsh Patrick M. Walsh	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2010	Susan B. Bayh* Susan B. Bayh	Director

Date: May 7, 2010	Gary L. Kaseff* Gary L. Kaseff	Director

Date: May 7, 2010	Richard A. Leventhal* Richard A. Leventhal	Director

Date: May 7, 2010	Peter A. Lund* Peter A. Lund	Director

Date: May 7, 2010	Greg A. Nathanson* Greg A. Nathanson	Director

Date: May 7, 2010	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright J. Scott Enright
Attorney-in-Fact