Form 10-K/A
period 2010-02-28
EMMIS COMMUNICATIONS CORP
filed 2010-06-28
CIK 783005

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
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of June 16, 2010, was:

32,913,373 4,930,680 0	Class A Common Shares, $.01 par value Class B Common Shares, $.01 par value Class C Common Shares, $.01 par value

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K/A

Note
We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended February 28, 2010 (the 2010 Form 10-K), originally filed with the Securities and Exchange Commission on May 7, 2010, in order to provide disclosure under Part III of the 2010 Form 10-K that was originally omitted pursuant to Instruction G(3) of Form 10-K.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors and Executive Officers
The following table sets forth information certain information regarding the current directors and executive officers of Emmis. Unless otherwise specified, each person listed below is a citizen of the United States and has his or her principal business address at One Emmis Plaza, 40 Monument Circle, Indianapolis, Indiana 46204. The telephone number for each director or executive officer is (317) 266-0100. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I of the 2010 Form 10-K under the caption “Executive Officers of the Registrant.”

Name	Age	Position

Jeffrey H. Smulyan	63	Chairman of the Board of Directors, Chief Executive Officer and President
Patrick M. Walsh	43	Director, Executive Vice President and Chief Financial Officer
Susan B. Bayh	50	Director
Gary L. Kaseff	62	Director
Richard A. Leventhal	63	Director
Peter A. Lund	69	Director
Greg A. Nathanson	63	Director
Lawrence B. Sorrel	51	Director
Set forth below is certain additional information concerning the persons listed above.
Jeffrey H. Smulyan. Mr. Smulyan founded Emmis in 1979 and is Chairman, Chief Executive Officer and President of Emmis. Mr. Smulyan began working in radio in 1973, and has owned one or more radio stations since then. Formerly, he was also the owner and chief executive officer of the Seattle Mariners Major League Baseball team. He is former Chairman of the Radio Advertising Bureau and serves as a Trustee of his alma mater, the University of Southern California. He was a director of The Finish Line, a sports apparel manufacturer, until July 2008. Mr. Smulyan has been Chairman of the Board of Directors since 1981 and President since 1994.
Patrick M. Walsh. Mr. Walsh became Executive Vice President and Chief Financial Officer of Emmis in September 2006 and added the position of Chief Operating Officer in December 2008. Mr. Walsh came to Emmis from iBiquity Digital Corporation, the developer and licensor of HD Radio technology, where he served as Chief Financial Officer and Senior Vice President from 2002 to 2006. Prior to joining iBiquity, Mr. Walsh was a management consultant for McKinsey & Company, and served in various management positions at General Motors Acceptance Corporation and Deloitte & Touche LLP.
Susan B. Bayh. Mrs. Bayh was the Commissioner of the International Joint Commission of the United States and Canada until 2001. She served as a Distinguished Visiting Professor at the College of Business Administration at Butler University from 1994 through 2003. Previously, she was an attorney with Eli Lilly & Company. She is a director of Wellpoint, Inc., a Blue Cross/Blue Shield company; Curis, Inc., a therapeutic drug development company; Dendreon Corporation, a biotechnology company; and Dyax Corp., a biopharmaceutical company. Previously, she served as a director for Esperion Therapeutics, Inc., Novavax, Inc., Cubist Pharmaceuticals, Inc. and MDRNA (formerly Nastech), each of which is a pharmaceutical company. Mrs. Bayh has served as a director of Emmis since 1994.
Gary L. Kaseff. Mr. Kaseff served as the Executive Vice President and General Counsel of Emmis until his resignation in March 2009. He remains employed by Emmis. Before becoming general counsel, Mr. Kaseff practiced law in Southern California. Previously, he was President of the Seattle Mariners Major League Baseball team and partner with the law firm of Epport & Kaseff. Mr. Kaseff has served as a director of Emmis since 1994.

Richard A. Leventhal. Mr. Leventhal is President and majority owner of LMCS, LLC, an investment, management and consulting company. Previously, Mr. Leventhal co-owned and operated Top Value Fabrics, Inc., a wholesale fabric and textile company in Carmel, Indiana, for 27 years. Mr. Leventhal has served as a director of Emmis since 1992.
Peter A. Lund. Mr. Lund is a private investor and media consultant who formerly served as Chairman and Chief Executive Officer of Eos International, Inc., a holding company. Mr. Lund has over 40 years of broadcasting experience and most recently served as President and Chief Executive Officer of CBS Inc., and President and Chief Executive Officer of CBS Television and Cable. He is a director of The DIRECTV Group, Inc., a communications company; Crown Media Holdings, Inc., an owner and operator of cable television channels; and Eos International, Inc., a library automation and knowledge management company.
Greg A. Nathanson. Mr. Nathanson served as the Television Division President of Emmis before resigning in October 2000. He is currently a media consultant. Mr. Nathanson has over 30 years of television broadcasting experience, having served as President of Programming and Development for Twentieth Television from 1996 to 1998; as General Manager of KTLA-TV in Los Angeles, California from 1992 to 1996; and as General Manager of the Fox television station KTTV from 1988 to 1992. In addition, he was President of all the Fox Television stations from 1990 to 1992. Mr. Nathanson has served as a director of Emmis since 1998.
Lawrence B. Sorrel. Mr. Sorrel is Managing Partner and Co-CEO of Tailwind Capital Group, an independent private equity firm that has approximately $2 billion of assets under management through private equity funds TWCP, L.P. and Tailwind Capital Partners, L.P. and their related funds. Mr. Sorrel is also a member of the board of directors of several private companies. Mr. Sorrel was a general partner of Welsh, Carson, Anderson & Stowe from 1998-2002. Prior to May 1998, he was a Managing Director of Morgan Stanley and the firm’s private equity affiliate, Morgan Stanley Capital Partners, where he had been employed since 1986. Mr. Sorrel has served as a director of Emmis since 1993.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of existing common stock, to file with the Securities and Exchange Commission reports detailing their ownership of existing common stock and changes in such ownership. Officers, directors and greater-than-10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, we believe that during the last fiscal year all officers, directors and greater-than-10% shareholders complied with the filing requirements of Section 16(a), except that (1) Mr. Smulyan filed one late Form 4 report on November 4, 2009 with respect to a disposition on July 13, 2009 from the Emmis 401(k) plan on his behalf; (2) each of Mr. Kaseff, Mr. Cummings, Mr. Fiddick, Mr. Levitan and Mr. Thoe filed one late Form 4 report on March 9, 2009 with respect to a withholding of shares on March 2, 2009 under an Emmis employee benefit plan; (3) Mr. Thoe filed one late Form 4 report on February 17, 2010 with respect to a sale of shares on February 12, 2010; (4) Mrs. Bayh filed one late Form 4 report on February 1, 2010 with respect to sales of shares on January 14, 2010 and January 15, 2010; and (5) Mr. Leventhal filed one late Form 4 report on February 1, 2010 with respect to a sale of shares on January 15, 2010.
Audit Committee
The Audit Committee’s primary responsibility is to engage Emmis’ independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as summarized in the Report of the Audit Committee below and detailed in the Audit Committee Charter, which is available in the Corporate Governance section of Emmis’ website (www.emmis.com) located under the Investors heading. The board of directors has determined that the members of the Audit Committee, Richard A. Leventhal (chair), Peter A. Lund and Lawrence B. Sorrel, are independent directors under the Securities Exchange Act of 1934 and the NASDAQ listing standards. The board of directors has also determined that Lawrence B. Sorrel is an “Audit Committee financial expert” as defined in rules adopted under the Securities Exchange Act of 1934. The Audit Committee held four meetings during the last fiscal year.
Code of Ethics
Emmis has adopted a Code of Business Conduct and Ethics to document the ethical principles and conduct we expect from our employees, officers and directors. A copy of our Code of Business Conduct and Ethics is available in the Corporate Governance section of our website (www.emmis.com) located under the Investors heading.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Committee
The Compensation Committee provides a general review of Emmis’ compensation and benefit plans to ensure that Emmis’ corporate objectives are met, establishes compensation arrangements and approves compensation payments to Emmis’ executive officers, and generally administers Emmis’ stock option and incentive plans. The Compensation Committee’s charter is available in the Corporate Governance section of Emmis’ website (www.emmis.com) located under the Investors heading. The members of the Compensation Committee are Peter A. Lund (chair), Susan B. Bayh and Lawrence B. Sorrel, all of whom are independent directors under NASDAQ standards. The Compensation Committee held seven meetings during the last fiscal year.
Compensation of Directors
Directors who are not officers of Emmis are compensated for their services at the rate of $3,000 per regular meeting attended in person, $1,500 per regular meeting attended by phone and $2,000 per committee meeting attended, whether in person or by phone. These fees are paid in the form of Class A Common Stock at the end of each calendar year. The per share price used for payment of these fees is established using the market value of the Class A Common Stock prior to the end of the previous fiscal year, discounted by 20% to the extent the director attends at least 75% of the board and committee meetings applicable to the director. In addition, each director who is not an officer or employee of Emmis receives a $30,000 annual retainer, the chair of the Emmis Audit Committee receives a $10,000 annual retainer, the chair of the Emmis Compensation Committee receives a $5,000 annual retainer, the chair of the Emmis Corporate Governance and Nominating Committee receives a $3,000 annual retainer, and the Lead Director receives a $3,000 annual retainer. These annual retainers were paid in cash. In addition, directors who are not officers of Emmis are entitled to receive annually 2,195 shares of restricted stock and options to purchase 7,317 shares of Class A Common Stock. The options are granted on the date of the Emmis annual meeting of shareholders at the fair market value of the underlying shares on that date and are to vest annually in three equal installments. Restricted stock is also granted on the date of the Emmis annual meeting of shareholders and will vest on the earlier of the end of the director’s three-year term or the third anniversary of the date of grant.
Included in the table below is information regarding the compensation for the fiscal year ended February 28, 2010, received by each of Emmis’ directors as of February 28, 2010 who is not an officer of Emmis. The dollar amounts in the table below for stock and option awards are the grant date fair market values associated with such awards.
2010 Director Compensation Table

	Fees Earned
	or Paid	Stock	Option	All Other
Name	in Cash	Awards(1)(2)	Awards(3)	Compensation(4)	Total

Susan B. Bayh	$36,000	$160,645	$1,627	$—	$162,272
Gary L. Kaseff	30,000	84,000	—	1,253,745	1,337,745
Richard A. Leventhal	40,000	162,645	1,627	—	164,272
Peter A. Lund	35,000	162,645	1,627	—	164,272
Lawrence B. Sorrel	30,000	186,645	1,627	—	188,272
Greg A. Nathanson	30,000	90,645	1,627	—	92,272

(1)
On July 14, 2009, each director named in the table above other than Mr. Kaseff received a grant of 2,195 restricted shares, having an aggregate date of grant fair value of $645. The following table includes information regarding the number of unrestricted shares each named director received on January 4, 2010, for meeting fees for the fiscal year ended 2010:

Name	Shares

Mrs. Bayh	129,032
Mr. Kaseff	67,742
Mr. Leventhal	130,645
Mr. Lund	130,645
Mr. Sorrel	150,000
Mr. Nathanson	72,581

(2)
At February 28, 2010, each named director other than Mrs. Bayh, Mr. Kaseff and Mr. Nathanson held restricted stock awards for an aggregate of 4,390 shares, having an aggregate fair market value of $3,951. Mrs. Bayh and Mr. Nathanson each held 6,585 restricted shares having a fair market value of $5,927. As of February 28, 2010, Mr. Kaseff had not received any restricted stock awards in his capacity as a director. Restricted stock awards vest on the earlier of the end of the director’s three-year term or the third anniversary of the date of grant. With respect to Mrs. Bayh and Mr. Nathanson, 2,195 restricted shares will vest on the earlier of July 11, 2010, or the day before the Emmis annual meeting for fiscal year 2010, 2,195 will vest on the earlier of July 15, 2011, or the day before the Emmis annual meeting for fiscal year 2011, and 2,195 will vest on the earlier of July 14, 2012, or the day before the Emmis annual meeting for fiscal year 2012. With respect to each of Messrs. Leventhal, Lund and Sorrel, 2,195 restricted shares will vest on the earlier of July 15, 2011, or the day before the Emmis annual meeting for fiscal year 2011, and 2,195 will vest on the earlier of July 14, 2012, or the day before the Emmis annual meeting for fiscal year 2012.

(3)
The following table includes information regarding options held by each named director as of February 28, 2010. Options vest on the earlier of the dates shown, or the day before the Emmis annual meeting for the fiscal year in which the date shown falls.

	Number of Shares
	Underlying	Option Exercise	Option Expiration
Name	Options #	Price $	Date	Option Vesting Date

Mrs. Bayh	7,317	0.28	7/14/19	1/3 on each of 7/14/10, ’11 & ’12
	7,317	1.70	7/15/18	1/3 on each of 7/15/09, ’10 & ’11
	7,317	8.84	7/11/17	1/3 on each of 7/11/08, ’09 & ’10
	7,317	8.71	2/13/17	Fully Vested
	7,317	12.19	7/13/15	Fully Vested
	14,635	14.21	6/30/14	Fully Vested
	14,635	15.48	6/5/13	Fully Vested
	14,635	13.56	6/24/12	Fully Vested
Mr. Kaseff	175,000	0.295	3/2/19	3/2/2012
	36,587	2.95	3/1/18	1/3 on each of 3/1/09, ’10 & ’11
	36,587	8.21	3/1/17	1/3 on each of 3/1/08, ’09 & ’10
	36,587	11.17	3/1/16	Fully Vested
	36,587	12.81	3/1/15	Fully Vested
	73,174	17.45	3/1/14	Fully Vested
	73,174	11.22	3/4/13	Fully Vested
	73,174	19.90	3/1/12	Fully Vested
	58,539	19.82	3/1/11	Fully Vested
	58,539	24.18	3/1/10	Fully Vested
Mr. Leventhal	7,317	0.28	7/14/19	1/3 on each of 7/14/10, ’11 & ’12
	7,317	1.70	7/15/18	1/3 on each of 7/15/09, ’10 & ’11
	7,317	8.84	7/11/17	1/3 on each of 7/11/08, ’09 & ’10
	7,317	8.71	2/13/17	Fully Vested
	7,317	12.19	7/13/15	Fully Vested
	14,635	14.21	6/30/14	Fully Vested
	14,635	15.48	6/5/13	Fully Vested
	14,635	13.56	6/24/12	Fully Vested

	Number of Shares
	Underlying	Option Exercise	Option Expiration
Name	Options #	Price $	Date	Option Vesting Date

Mr. Lund	7,317	0.28	7/14/19	1/3 on each of 7/14/10, ’11 & ’12
	7,317	1.70	7/15/18	1/3 on each of 7/15/09, ’10 & ’11
	7,317	8.84	7/11/17	1/3 on each of 7/11/08, ’09 & ’10
	7,317	8.71	2/13/17	Fully Vested
	7,317	12.19	7/13/15	Fully Vested
	14,635	14.21	6/30/14	Fully Vested
	14,635	15.48	6/5/13	Fully Vested
Mr. Nathanson	7,317	0.28	7/14/19	1/3 on each of 7/14/10, ’11 & ’12
	7,317	1.70	7/15/18	1/3 on each of 7/15/09, ’10 & ’11
	7,317	8.84	7/11/17	1/3 on each of 7/11/08, ’09 & ’10
	7,317	8.71	2/13/17	Fully Vested
	7,317	12.19	7/13/15	Fully Vested
	14,635	14.21	6/30/14	Fully Vested
	14,635	15.48	6/5/13	Fully Vested
	14,635	13.56	6/24/12	Fully Vested
	14,634	19.82	8/01/11	Fully Vested
Mr. Sorrel	7,317	0.28	7/14/19	1/3 on each of 7/14/10, ’11 & ’12
	7,317	1.70	7/15/18	1/3 on each of 7/15/09, ’10 & ’11
	7,317	8.84	7/11/17	1/3 on each of 7/11/08, ’09 & ’10
	7,317	8.71	2/13/17	Fully Vested
	7,317	12.19	7/13/15	Fully Vested
	14,635	14.21	6/30/14	Fully Vested
	14,635	15.48	6/05/13	Fully Vested
	14,635	13.56	6/24/12	Fully Vested

(4)	For Mr. Kaseff, who was an employee but not an officer during the fiscal year ended 2010, this total included a 401(k) match in the amount of $398 and severance payments in the amount of $1,253,347.
Compensation Tables
The following table sets forth the compensation awarded to, earned by, or paid to the chief executive officer, the two most highly compensated executive officers other than the chief executive officer and two other individuals who were not executive officers at the end of the 2010 fiscal year (collectively, the “Named Executive Officers”) during the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008.

2010 Summary Compensation Table(1)

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary(3)	Bonus(4)(5)	Awards(6)	Awards(6)	Compensation(4)	Compensation(7)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Jeffrey H. Smulyan,	2010	613,322	407,384	—	27,181	—	39,483	1,087,370
Chief Executive Officer	2009	459,711	438,213	—	212,791	—	65,844	1,176,559
	2008	1	339,375	—	619,056	—	73,391	1,031,823
Patrick M. Walsh,	2010	387,051	326,115	—	—	—	17,378	730,544
Executive Vice President,	2009	214,912	427,989	25,901	103,332	—	18,474	790,608
Chief Financial Officer and Chief Operating Officer	2008	400,000	60,000	72,962	123,808	—	110,268	767,038
Richard F. Cummings,	2010	330,327	274,277	—	89,381	—	12,000	705,985
President — Radio	2009	264,231	236,288	38,854	63,836	—	18,074	621,283
Programming	2008	495,000	102,450	109,451	185,714	—	19,074	911,689
Paul W. Fiddick,	2010	174,626	80,219	—	56,183	—	575,008	886,036
Former International	2009	193,942	172,500	19,426	31,918	196,686	1,000	615,472
Division President	2008	350,000	242,583	54,271	92,587	—	6,111	745,552
Gary A. Thoe,	2010	137,172	61,047	—	35,753	—	547,613	781,585
Former President — Publishing Division(2)

(1)
Emmis has adjusted the exercise prices and numbers of shares subject to options referred to in this and the following tables and accompanying text and footnotes for the effect of the $4.00 per share special dividend Emmis paid on November 22, 2006. Emmis has also adjusted the numbers of restricted shares granted or to be granted after that date to reflect a 2 for 1 stock split in 2000. The shares Emmis refers to in this and the following tables are the shares of Class A Common Stock of Emmis, except with respect to Mr. Smulyan, whose shares are shares of Class B Common Stock for fiscal 2008, and Class A shares for fiscal 2009 and 2010.

(2)	Mr. Thoe was not a named executive officer prior to the fiscal year ended 2010.

(3)	In fiscal 2008, Mr. Smulyan elected to voluntarily forgo all but $1 of his contractual base salary of $905,000.

(4)
Under the Emmis 2008 Corporate Incentive Plan, Emmis paid discretionary performance bonuses and non-equity incentive plan awards to executive officers in stock valued at the fair market value of Emmis’ shares on the day the shares are issued. The number of shares issued to each executive officer under the plan, is as follows: Mr. Smulyan, 102,841; Mr. Walsh, 18,182; Mr. Cummings, 31,045; and Mr. Fiddick, 73,510. Under the Emmis 2009 Corporate Incentive Plan and 2010 Corporate Incentive Plan, no executive officer received a discretionary performance bonus for the fiscal years ended 2009 or 2010. During the fiscal year ended 2010, Mr. Smulyan received a $200,000 cash signing bonus in connection with his new employment agreement.

(5)
Under the Emmis TV Proceeds Quarterly Bonus Program, Emmis paid quarterly bonuses to certain employees to offset salary reductions. All of Emmis’ executive officers participated in the TV Proceeds Quarterly Bonus Program. Effective September 1, 2008, Emmis reduced to approximately $15,000 the salaries of certain of Emmis’ highly compensated employees, including Emmis’ named executive officers, in order to increase defined consolidated operating cash flow under Emmis’ Credit Facility. Under the TV Proceeds Quarterly Bonus Program, Emmis paid the employees affected by the salary reduction quarterly bonuses in amounts equivalent to the forgone salary. The bonus was paid at the beginning of each fiscal quarter either (i) in cash out of the net proceeds from the sale of WVUE-TV if certain performance targets from a prior quarter were met, or (ii) in shares of Emmis’ Class A Common Stock under Emmis’ 2004 Equity Compensation Plan if the performance targets were not met. In fiscal 2009 and 2010, all amounts paid under the TV Proceeds Quarterly Bonus Program were paid in cash. The TV Proceeds Quarterly Bonus Plan was terminated as of June 1, 2009. The amount paid in fiscal 2009 to each executive officer under the TV Proceeds Quarterly Bonus Program was as follows: Mr. Smulyan, $438,213; Mr. Walsh, $221,589; Mr. Cummings, $236,288; and Mr. Fiddick, $172,500. The amount paid in fiscal 2010 to each executive officer under the TV Proceeds Quarterly Bonus Program was as follows: Mr. Smulyan, $207,384; Mr. Walsh, $126,115; Mr. Cummings, $109,277; Mr. Fiddick, $80,219; and Mr. Thoe, $61,047.

(6)
A discussion of the assumptions used in calculating these values may be found in Note 4 to the Emmis audited financial statements beginning on page 72 of the Emmis annual report on Form 10-K for the fiscal year ended February 28, 2010 for fiscal year 2010 awards, in Note 5 to the Emmis audited financial statements beginning on page 78 of the Emmis annual report on Form 10-K for the fiscal year ended February 28, 2009 for fiscal year 2009 awards and in Note 5 to the Emmis audited financial statements beginning on page 79 of the Emmis annual report on Form 10-K for the fiscal year ended February 29, 2008 for fiscal year 2008 awards.

(7)	The following table sets forth the items comprising “All Other Compensation” for each named executive officer.

					Company
		Perquisites			Contributions	Dividends
		and Other			to Retirement	Paid on
		Personal	Tax	Insurance	and	Restricted	Severance
Name	Year	Benefits(A) ($)	Reimbursements ($)	Premiums(B) ($)	401(k) Plans ($)	Stock(C) ($)	Payments($)	Total ($)

Jeffrey H. Smulyan	2010	27,655	201	10,000	1,627	—	—	39,483
	2009	64,144	700	—	1,000	—	—	65,844
	2008	70,794	759	—	1,838	—	—	73,391
Patrick M. Walsh	2010	13,218	110	1,896	2,154	—	—	17,378
	2009	13,793	61	3,620	1,000	—	—	18,474
	2008	83,741	24,124	403	2,000	—	—	110,268
Richard F. Cummings	2010	12,000	—	—	—	—	—	12,000
	2009	12,000	74	5,000	1,000	—	—	18,074
	2008	12,000	74	5,000	2,000	—	—	19,074
Paul W. Fiddick	2010	9,000	—	—	7,260	46,089	512,659	575,008
	2009	—	—	—	1,000	—	—	1,000
	2008	4,051	60	—	2,000	—	—	6,111
Gary A. Thoe	2010	1,000	—	—	—	—	546,613	547,613

(A)
Perquisites and other personal benefits for named executive officers other than Mr. Fiddick includes an automobile allowance. The 2008 figures for Mr. Walsh include relocation expenses, including approximately $8,000 of relocation expenses that were over and above the amount included in Mr. Walsh’s contract. This additional amount, which was approved by the Compensation Committee, was reimbursement for unanticipated rent and travel expenses incurred by Mr. Walsh due to a delay in selling his primary residence. The 2008 and 2009 figures for Messrs. Smulyan and Walsh include the incremental cost to Emmis of personal use of Emmis’ airplane. From time to time, family members and guests of the named executives accompanied the executives on business flights on Emmis’ airplane, at no incremental cost to Emmis.

(B)	Emmis paid premiums for life, disability or long-term care insurance for Messrs. Walsh and Cummings.

(C)
The figure shown reflects dividends paid on restricted shares held by the named executive that were not included in the calculation of compensation expense set forth in the “Stock Awards” column above.

Employment Agreements
Effective March 1, 2008, we entered into a one-year employment agreement with Mr. Smulyan, who serves as our Chairman, Chief Executive Officer and President, which automatically renews each year following the initial one-year term for additional one-year terms unless either the company or Mr. Smulyan provides the other with written notice of non-renewal prior to December 31 of the then-current term. When neither the company nor Mr. Smulyan delivered such notice of non-renewal prior to December 31, 2008, the employment agreement automatically renewed for an additional one-year term ending February 28, 2010. Mr. Smulyan’s base salary for the initial term of the employment agreement was $905,000; however, effective December 1, 2008, Mr. Smulyan consented to a 3% decrease to his base salary and waived any increase provided for in the employment agreement for the one-year term ending February 28, 2010. He also agreed to an additional 5% decrease to his base salary for the fiscal year ended February 28, 2010. Mr. Smulyan’s base salary upon any subsequent annual renewal will increase at a rate equal to the greater of 3%, the annual percentage increase in the CPI [All Urban Consumers-U.S Cities Average, all items (1982/84 = 100) as published by the Bureau of Labor Statistics, U.S. Department of Labor] or such other amount as approved by our Compensation Committee. Mr. Smulyan’s annual incentive compensation target is 125% of his base salary and will be paid, if at all, based upon achievement of certain performance goals to be determined by our Compensation Committee. The company retains the right to pay any annual incentive compensation in cash or shares of our Class A common stock. Each year the agreement remains in effect, Mr. Smulyan is entitled to receive an option to acquire 146,349 shares of our Class A common stock. Mr. Smulyan will continue to receive an automobile allowance of $24,000 annually and will continue to be reimbursed for up to $10,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible.

Effective December 15, 2009, we entered into a new three-year employment agreement with Mr. Smulyan, who serves as our Chairman, Chief Executive Officer and President. The term of the agreement commenced on March 1, 2010. Mr. Smulyan’s base salary will be reduced from $833,957 to $792,259 for the first year, then increase to $825,000 for the second year, and $850,000 for the third year. Mr. Smulyan will receive a $200,000 signing bonus in connection with execution of the agreement, as well as performance units having a value, if earned, of $700,000. The performance units will be earned quarterly during the first year of the term, depending upon whether the company meets certain consolidated EBITDA requirements set forth in the Emmis Operating Company senior credit agreement. Both the signing bonus and any earned performance units will be repayable to the company in full in the event that Mr. Smulyan is terminated for cause or resigns without good reason prior to completion of the term. Mr. Smulyan’s employment agreement will automatically renew each year following the initial three-year term for additional one-year terms unless either the company or Mr. Smulyan provides the other with written notice of non-renewal prior to December 31 of the final year of the initial or subsequent term, as applicable. Mr. Smulyan’s base salary upon any such annual renewal will increase by $25,000. Mr. Smulyan’s annual incentive compensation target remains 125% of his base salary and will be paid, if at all, based upon achievement of certain performance goals to be determined by our compensation committee. The company retains the right to pay any annual incentive compensation in cash, forgiveness of indebtedness or shares of our Class A common stock. Mr. Smulyan will not be entitled to stock options during the first year of the term, but will be entitled to receive an option to acquire 150,000 shares of our Class A common stock in each of the second and third years of the term, as well as in any additional one-year renewal term. Mr. Smulyan will continue to receive an automobile allowance and will continue to be reimbursed for up to $10,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible.
Effective December 15, 2008, we entered into an employment agreement with Patrick Walsh, who serves as Chief Financial Officer and Chief Operating Officer of the company, extending his employment through September 3, 2011. Under the terms of his employment agreement, Mr. Walsh’s annual base compensation for the first year of the employment agreement is $540,000, and is $556,200 for the remainder of the term. However, Mr. Walsh agreed to a 5% decrease to his base salary for the fiscal year ended February 28, 2010. Mr. Walsh’s annual incentive compensation targets for fiscal years 2010, 2011, and 2012 are 100% of his base compensation. In the event that Mr. Walsh’s employment terminates upon expiration of the employment agreement, Mr. Walsh’s annual incentive compensation for fiscal year 2012 will be pro-rated based upon the seven months he will have been employed during the 2012 fiscal year. The award of annual incentive compensation is to be based upon achievement of certain performance goals to be determined each year by our Compensation Committee, and the company retains the right to pay any annual incentive compensation in cash or shares of our common stock. For the remainder of the 2009 fiscal year, Mr. Walsh’s annual incentive compensation target was $400,000, with $200,000 to be earned based upon the performance goals established in the spring under his prior employment agreement, $100,000 to be earned depending upon the extent to which the company met certain radio station operating income targets during the fiscal year, and the final $100,000 to be earned in the discretion of the Compensation Committee based upon Mr. Walsh’s performance in transitioning to his new position. Since Mr. Walsh continued to be employed as of September 3, 2009, his existing completion bonus of 20,000 shares of our common stock and $200,000 was awarded and paid as previously provided under his previous employment agreement. Mr. Walsh is also scheduled to receive a completion bonus upon the expiration of the agreement equal to at least 100% of his annual base compensation minus $200,000, with additional targets (inclusive of the minimum completion bonus amount) of $750,000 and $1,100,000 based upon certain levels of total shareholder return set forth in the employment agreement. Mr. Walsh will receive an automobile allowance of $12,000 annually and will be reimbursed for up to $5,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible.
Effective March 1, 2008, we entered into a one-year employment agreement with Mr. Cummings, which automatically renews each year following the initial one-year term for additional one-year terms unless either the company or Mr. Cummings provides the other with written notice of non-renewal prior to December 31 of the then-current term. Prior to December 31, 2008, the company delivered such notice of non-renewal to Mr. Cummings; and, therefore, the employment agreement terminated as of February 28, 2009. Under the employment agreement, Mr. Cummings was eligible for a completion bonus payable upon his continued employment for a period through February 28, 2011 in an amount equal to Mr. Cummings’ average annual base salary over such three-year period. The employment agreement provided that, in the event that, prior to expiration of such three-year term, the company elected not to renew the employment agreement, Mr. Cummings was entitled to a pro-rata portion of such completion bonus. Effective March 1, 2009, we entered into a one-year employment agreement with Mr. Cummings to serve as President — Emmis Radio Programming.

On March 2, 2010, we entered into a new one-year employment agreement with Mr. Cummings to serve as President of Emmis Radio Programming, effective March 1, 2010. Mr. Cummings’ employment agreement will automatically renew each year following the initial one-year term for additional one-year terms unless either the company or Mr. Cummings provides the other with written notice of non-renewal prior to December 31 of the initial or subsequent term, as applicable. Under the agreement, Mr. Cummings’ base salary is $446,500 and his annual incentive compensation target is 60% of his base salary. The annual incentive bonus will be paid, if at all, based upon achievement of certain performance goals to be determined by the company. The company retains the right to pay such annual incentive compensation in cash or shares of our Class A common stock. Mr. Cummings will continue to receive an automobile allowance and will continue to be reimbursed for up to $5,000 per year in premiums for life or other insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. He will also be entitled to severance equal to his previous base salary in the event he is not offered substantially similar employment upon the expiration of the term and his employment terminates. If he is entitled to severance, Mr. Cummings will be offered a four year part-time programming role with total payments over the four years of $530,000. The switch from full-time to part-time employment is designed to constitute a “separation from service” within the meaning of section 409A of the Internal Revenue Code.
Effective March 1, 2009, we entered into a one-year employment agreement with Paul W. Fiddick, who served as our President — International Division, which automatically renews each year following the initial one-year term for additional one-year terms unless either the company or Mr. Fiddick provides the other with written notice of non-renewal prior to December 31 of the then-current term. Mr. Fiddick’s base salary for the initial term of the employment agreement was $360,000. However, Mr. Fiddick agreed to a 5% decrease in his annual base salary for the fiscal year ended February 28, 2010. Mr. Fiddick’s base salary upon any subsequent annual renewal would have increased at a rate equal to the greater of 3%, the annual percentage increase in the CPI (All Urban Consumers-U.S Cities Average, all items (1982/84 = 100) as published by the Bureau of Labor Statistics, U.S. Department of Labor) or such other amount as approved by our Compensation Committee. Mr. Fiddick’s annual incentive compensation target was 58.33% of his base salary and was to be paid, if at all, based upon achievement of certain performance goals to be determined each year by our Compensation Committee. The company retained the right to pay any annual incentive compensation in cash or shares of our Class A common stock. Each year the agreement remained in effect, Mr. Fiddick was entitled to receive an option to acquire 21,952 shares of our Class A common stock and 6,585 restricted shares of our Class A common stock. Mr. Fiddick was also eligible for a completion bonus payable upon his continued employment for a period through February 29, 2012 in an amount equal to Mr. Fiddick’s average annual base salary over such three-year period. In the event that, prior to expiration of such three-year term, Mr. Fiddick died or became disabled, the company terminated Mr. Fiddick’s employment other than for Cause (as defined in the agreement) or the company elected not to renew the employment agreement, Mr. Fiddick was entitled to a pro-rata portion of such completion bonus. Mr. Fiddick was to continue to receive an automobile allowance of $12,000 annually and retained the right to participate in all of our employee benefit plans for which he was otherwise eligible.
Effective December 15, 2009, we entered into an agreement with Mr. Fiddick under which he resigned as International Division President and terminated his employment agreement dated March 1, 2009 and his change in control severance agreement dated January 1, 2008. Under the agreement, Mr. Fiddick received a lump sum payment of approximately $509,000. While Mr. Fiddick no longer has day to day involvement in the operations of our international radio stations, he will continue as a director of Emmis International, providing strategic advisory services with respect to our international division in a manner that is designed to constitute a “separation from service” within the meaning of section 409A of the Internal Revenue Code.
Effective March 1, 2008, we entered into a one-year employment agreement with Gary A. Thoe, who served as our President — Publishing Division until December 2009. Mr. Thoe’s base salary was $275,000. Mr. Thoe’s employment agreement automatically renewed each year following the initial one-year term for additional one-year terms unless either the company or Mr. Thoe provided the other with written notice of non-renewal prior to December 31 of the initial or subsequent term, as applicable. Mr. Thoe’s base salary upon any annual renewal was to increase at a rate equal to the greater of 3%, the annual percentage increase in the CPI (All Urban Consumers-U.S Cities Average, all items (1982/84 = 100) as published by the Bureau of Labor Statistics, U.S. Department of Labor) or such other amount as approved by our Compensation Committee. Mr. Thoe’s annual incentive compensation target was 45.45% of his base salary and was to be paid, if at all, based upon achievement of certain performance goals to be determined each year by our Compensation Committee. The company retained the right to pay any annual incentive compensation in cash or shares of our Class A common stock. Each year the agreement remained in effect, Mr. Thoe was entitled to receive an option to acquire 12,806 shares of our Class A common stock and a grant of 4,940 restricted shares of Class A common stock. Mr. Thoe was also eligible for a completion bonus payable upon his continued employment for a period through February 28, 2011 in an amount equal to Mr. Thoe’s average annual base salary over such three-year period. In the event that, prior to expiration of such three-year term, Mr. Thoe died or became disabled, the company terminated Mr. Thoe’s employment other than for Cause (as defined in the agreement) or the company elected not to renew the employment agreement, Mr. Thoe was entitled to a pro-rata portion of such completion bonus. Mr. Thoe was to continue to receive an automobile allowance and retained the right to participate in all of our employee benefit plans for which he was otherwise eligible.

In December, 2009, we entered into an agreement with Mr. Thoe under which his employment agreement and his change in control severance agreement were terminated. Under the agreement, Mr. Thoe received a lump sum payment of approximately $547,000.
2010 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards				Stock Awards
							Market
	Number of	Number of			Number of		Value of
	Securities	Securities			Shares or		Shares or
	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Option	Option	Stock That		Stock That
	Options (#)	Options(1) (#)	Exercise	Expiration	Have Not		Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)		Vested(4) ($)

Jeffrey H. Smulyan		150,000	0.295	3/02/19
		150,000	1.14	11/02/19
	48,783	97,566	2.95	3/01/18
	97,566	48,783	8.21	3/01/17
	292,699		11.17	3/01/16
	292,699		12.81	3/01/15
	439,049		17.45	3/01/14
Patrick M. Walsh		250,000	0.425	12/15/18
	9,756	19,513	2.95	3/01/18
	19,513	9,756	8.21	3/01/17
	14,635		8.30	9/04/16
					8,780	(2)	7,902
					8,780	(3)	7,902
Richard F. Cummings		87,500	0.295	3/02/19
		87,500	1.14	11/02/19
	14,635	29,269	2.95	3/01/18
	29,269	14,635	8.21	3/01/17
	43,904		11.17	3/01/16
	43,904		12.81	3/01/15
	73,174		17.45	3/01/14
	73,174		11.22	3/04/13
	73,174		19.90	3/06/12
	73,174		19.82	3/01/11
					13,171	(2)	11,854
					13,171	(3)	11,854
Paul W. Fiddick		55,000	0.295	3/02/19
		55,000	1.14	11/02/19
	13,169	26,339	2.95	3/01/18
	14,634	7,318	8.21	3/01/17
	21,952		11.17	3/01/16
	38,416		12.81	3/01/15
	38,416		17.45	3/01/14
	10,976		11.22	3/04/13
					6,585	(2)	5,927
					6,585	(3)	5,927
Gary A. Thoe		35,000	0.295	3/02/19
		35,000	1.14	11/02/19
	4,269	8,537	2.95	3/01/18
	8,537	4,269	8.21	3/01/17
	10,976		11.17	3/01/16
	10,976		12.81	3/01/15
	21,952		17.45	3/01/14
	21,952		11.22	3/04/13
	14,634		19.90	3/06/12
	14,634		19.82	3/01/11
	14,634		24.18	3/01/10
					4,940	(2)	4,446
					3,842	(3)	3,458

(1)
Options expiring 3/01/18 became exercisable 1/3 on March 1, 2009, and 1/3 on March 1, 2010, and will become exercisable 1/3 on March 1, 2011. Options expiring 3/01/17 became exercisable 1/3 on March 1, 2008, 1/3 on March 1, 2009, and 1/3 on March 1, 2010. Options expiring 3/01/16 became exercisable 1/3 on March 1, 2007, 1/3 on March 1, 2008, and 1/3 on March 1, 2009. Options expiring 3/2/19 and 11/2/19 become exercisable on March 2, 2012. Mr. Walsh’s options expiring 9/04/16 became exercisable 1/3 on September 4, 2007, 1/3 on September 4, 2008, and 1/3 on September 4, 2009. Mr. Walsh’s options expiring 12/15/18 will become exercisable on September 3, 2011.

(2)	Shares vest on March 1, 2011.

(3)	Shares vest on March 1, 2010.

(4)	Calculated based on the $0.90 per share closing market price of Emmis shares on February 26, 2010.
Retirement Plan
Emmis sponsors a Section 401(k) retirement savings plan that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plans up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service. Emmis may make discretionary matching contributions to the plans in the form of cash or shares of Class A Common Stock. During the year ended February 29, 2008, Emmis elected to match annual employee 401(k) contributions up to a maximum of $2,000 per employee, one-half of the contribution made in Emmis stock. During the year ended February 28, 2009, Emmis suspended the cash match, but continued to make the discretionary stock match. During the year ended February 28, 2010, Emmis also suspended the discretionary stock match. Emmis’ discretionary contributions to the plan for continuing operations totaled $1.8 million, $1.7 million and $0.9 million for the years ended February 28, 2007, February 29, 2008 and February 28, 2009, respectively. In April 2010, Emmis reinstated the stock match, retroactive to January 1, 2010, with a revised matching formula.
Potential Payments upon Termination or Change in Control
The employment agreements Emmis entered into with Messrs. Smulyan, Cummings, Walsh, Fiddick and Thoe provide for certain payments and benefits to the named executive officer in the event that executive officer is terminated by Emmis without “cause,” and/or terminates his own employment with “good reason.” Mr. Smulyan is also entitled to certain payments upon his death or disability.
Emmis has also entered into a Change in Control Severance Agreement with each of the executives named in the preceding tables. Each such agreement provides that if the executive’s employment is terminated by Emmis within two years after a change in control of Emmis (or, in certain instances, in anticipation of a change in control), other than for cause, or is terminated by the executive for good reason, the executive is entitled to (1) a payment equal to the executive’s base salary through the termination date, plus a pro-rata portion of the executive’s target bonus for the year and accrued vacation pay; (2) a severance payment equal in the case of Messrs. Smulyan, Walsh and Cummings to three times, and in the case of Messrs. Fiddick and Thoe to 1.5 times, the executive’s highest annual base salary and highest annual incentive bonus during the preceding three years; (3) continued accident and life insurance benefits for three years; (4) reimbursement for COBRA premiums for continuation of medical and dental benefits for 18 months and reimbursement for private medical and dental benefits of an equivalent level for 18 months following termination of the COBRA reimbursement; and (5) if the payments to the executive exceed certain limits, additional tax “gross up” payments to compensate the executive for the excise tax imposed by section 4999 of the Internal Revenue Code; provided, however that the amount of the “gross up” payment may be reduced by up to 10% if such reduction would prevent payment of the excise tax. In each case, the executive is obligated not to voluntarily leave employment with Emmis during the pendency of (and prior to the consummation or abandonment of) a change in control other than as a result of disability, retirement or an event that would constitute good reason if the change-of-control had occurred. In addition, under the Emmis 2004 Equity Compensation Plan, all outstanding restricted shares held by the executive vest immediately upon a change in control.

Under the Change in Control Severance Agreement, change in control, cause and good reason are defined as follows:
Change in Control. A “change in control” of Emmis occurs if:
•	any individual, entity or group other than Mr. Smulyan or his affiliates becomes the beneficial owner of 35% or more of Emmis’ outstanding shares, or of the voting power of the outstanding shares;

•	the current members of the board of directors of Emmis (or persons approved by two-thirds of the current directors) cease to constitute at least a majority of the board;

•
Emmis is a party to a merger that results in less than 60% of the outstanding shares or voting power of the surviving corporation being held by persons who were not Emmis shareholders immediately prior to the merger;

•	Emmis shareholders approve a liquidation or dissolution of Emmis; or

•	any other event is determined by the Emmis board to constitute a change in control.
Cause. “Cause” generally means:
•	the willful and continual failure of the executive to perform substantially his duties; or

•	the willful engaging in illegal conduct or gross misconduct which is materially injurious to Emmis.
Good Reason. “Good Reason” generally means:
•	any materially adverse change in the duties or responsibilities of the executive;

•	a material breach by Emmis of the executive’s employment agreement or Change in Control Severance Agreement;

•	a material reduction or series of reductions that result in the executive’s annual base salary being decreased by more than 5%;

•	any requirement that the executive relocate more than 35 miles from the office where the executive works; and

•	except with respect to Mr. Fiddick and Mr. Thoe, voluntary termination by the executive during a 30-day period commencing one year after the occurrence of a change in control.
In addition to the occurrence of one of more of the events constituting “Good Reason” set forth above, in order to resign his employment, each of the executives named above is also required to give Emmis notice of the occurrence of any such event (except during the 30-day period commencing one year after the occurrence of a change in control, which is not so limited) within 90 days of such occurrence; and Emmis has the right to cure such occurrence within 30 days of such notice.
When Emmis’ board of directors determines that it is in the best interest of Emmis, Emmis may negotiate severance arrangements with a departing executive in addition to or in place of the arrangements described above. Circumstances under which the board may negotiate additional or different severance arrangements include but are not limited to:
•	to avoid or settle litigation with the executive;

•	to reduce an adverse financial effect on Emmis;

•	to reduce adverse tax consequences on the executive; or

•	to reward meritorious service by the executive.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
As of May 17, 2010, there were 32,910,753 shares of Class A Common Stock and 4,930,680 shares of Class B Common Stock issued and outstanding. The holders of Class A Common Stock are entitled to an aggregate of 32,910,753 votes, and the holder of Class B Common Stock, Mr. Jeffrey H. Smulyan, is entitled to an aggregate of 49,306,800 votes.
The following table shows, as of May 17, 2010, the number and percentage of shares of Emmis Common Stock held by each person known to us to own beneficially more than five percent of the issued and outstanding Common Stock, by Emmis’ executive officers and directors, and by Emmis’ executive officers and directors as a group.

	Class A			Class B
	Common Stock			Common Stock
	Amount and			Amount and			Percent of
Five Percent Shareholders,	Nature of			Nature of			Total
Directors and Certain	Beneficial		Percent	Beneficial		Percent	Voting
Executive Officers	Ownership		of Class	Ownership		of Class	Power

Jeffrey H. Smulyan	160,506	(1)	*	6,101,476	(20)	100.0%	65.1%
Susan B. Bayh	132,374	(2)	*	—		—	*
Richard F. Cummings	624,206	(3)	1.9%	—		—	*
J. Scott Enright	95,289	(4)	*	—		—	*
Paul W. Fiddick	183,219	(5)	*	—		—	*
Gary L. Kaseff	612,791	(6)	1.8%	—		—	*
Richard A. Leventhal	290,095	(7)	*	—		—	*
Gregory T. Loewen	53,101	(8)	*	—		—	*
Peter A. Lund	249,444	(9)	*	—		—	*
Greg A. Nathanson	470,980	(10)	1.4%	—		—	*
Lawrence B. Sorrel	293,040	(11)	*	—		—	*
Gary A. Thoe	147,785	(12)	*	—		—	*
Patrick M. Walsh	107,042	(13)	*	—		—	*
Martin Capital Management, LLP	1,428,259	(14)	4.3%	—		—	1.7%
Luther King Capital Management Corporation	3,009,896	(15)	9.1%	—		—	3.7%
Amalgamated Gadget, L.P.	1,882,426	(16)	5.6%	—		—	2.3%
Alden Global Capital Limited	4,243,578	(17)	11.9%				5.0%
Dimensional Fund Advisors LP	1,756,575	(18)	5.3%	—		—	2.1%
All Executive Officers and Directors as a Group (13 persons)	3,419,872	(19)	9.8%	6,101,476	(20)	100.0%	67.3%

*	Less than 1%

(1)
The balance of 160,506 shares of Class A Common Stock includes 8,441 shares held in the 401(k) Plan, 9,755 shares owned individually, 11,120 shares held by Mr. Smulyan as trustee for his children over which Mr. Smulyan exercises or shares voting control, 3,000 shares held by Mr. Smulyan as trustee for his niece over which Mr. Smulyan exercises or shares voting control, 30,625 shares held by The Smulyan Family Foundation, over which Mr. Smulyan shares voting control and 97,565 shares represented by stock options exercisable currently or within 60 days of May 17, 2010.

(2)
Consists of 59,200 shares owned individually and 73,174 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 2,195 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(3)
Consists of 155,840 shares owned individually, 8,260 shares owned for the benefit of Mr. Cummings’ children, 6,429 shares held in the 401(k) Plan and 453,677 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 13,171 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(4)
Consists of 9,528 shares owned individually, 3,402 shares held in the 401(k) Plan and 82,359 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 3,000 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(5)
Mr. Fiddick is no longer employed by Emmis. Information concerning these shares was obtained from Mr. Fiddick and current share ownership records available to Emmis in connection with employee benefit plan shares. Based on this information, these holdings consist of 36,133 shares owned individually, 739 shares held in the 401(k) Plan and 146,347 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 6,585 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(6)
Consists of 134,887 shares owned individually by Mr. Kaseff, 3,411 shares owned by Mr. Kaseff’s spouse, 1,346 shares held by Mr. Kaseff’s spouse for the benefit of their children, 2,395 shares held in the 401(k) Plan, and 470,752 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 10,976 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(7)
Consists of 196,321 shares owned individually, 3,000 shares owned by Mr. Leventhal’s spouse, 17,600 shares owned by a corporation of which Mr. Leventhal is a 50% shareholder and 73,174 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 4,390 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(8)
Consists of 25,378 shares owned individually, 223 shares held in the 401(k) Plan and 27,500 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 4,950 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(9)
Consists of 190,905 shares owned individually and 58,539 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 4,390 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(10)
Consists of 190,905 shares owned individually and 58,539 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 4,390 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(11)
Consists of 219,866 shares owned individually and 73,174 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 4,390 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(12)
Mr. Thoe is no longer employed by Emmis. Information concerning these shares was obtained from the last ownership filings made by Mr. Thoe and current share ownership records available to Emmis in connection with employee benefit plan shares. Based on this information, these holdings consist of 30,664 shares owned individually, 650 shares held in the 401(k) Plan and 116,471 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 4,940 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(13)
Consists of 39,608 shares owned individually, 4,017 shares held in the 401(k) Plan and 63,417 shares represented by stock options exercisable currently or within 60 days of May 17, 2010. Of the shares owned individually, 8,780 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.

(14)
Information concerning these shares was obtained from a Schedule 13D/A filed on May 11, 2010 by Martin Capital Management, LLP on behalf of itself and various affiliates (including Frank K. Martin), each of which has a mailing address of 300 NIBCO Parkway, Suite 301, Elkhart, Indiana 46516.

(15)
Information concerning these shares was obtained from a Schedule 13D/A filed on January 6, 2010, by Luther King Capital Management Corporation on behalf of itself and various affiliates, each of which has a mailing address of 301 Commerce Street, Suite 1600, Fort Worth, Texas 76102. The shares shown as beneficially owned include 2,765,934 shares of Class A Common Stock owned directly and 243,962 shares of Class A Common Stock issuable upon conversion of 100,000 shares of Preferred Stock.

(16)
Information concerning these shares was obtained from a Schedule 13G/A filed on May 6, 2010, by Amalgamated Gadget, L.P., on behalf of itself, R2 Investments, LDC and various affiliates, each of which has a mailing address of 800 Brazos, Suite 1100, Austin, Texas 78701. The shares shown as beneficially owned include 1,060,153 shares of Class A Common Stock owned directly and 822,273 shares of Class A Common Stock issuable upon conversion of 337,050 shares of Preferred Stock.

(17)
Information concerning these shares was obtained from a Schedule 13D/A filed on May 27, 2010, by Alden Global Capital Limited on behalf of itself and various affiliates, which has a mailing address of First Floor, Liberation Station, Esplanade, St. Helier, Jersey, JE2 3AS and each of which affiliates has a mailing address of 885 Third Avenue, New York, New York 10022. The balance attributable to Alden of 4,243,578 shares of Class A Common Stock consist of 1,406,500 shares that Alden holds and 2,837,078 shares issuable upon conversion of 1,162,737 shares of Preferred Stock.

(18)
Information concerning these shares was obtained from an amended Schedule 13G/A filed on February 8, 2010, by Dimensional Fund Advisors LP, on behalf of itself and various affiliates, each of which has a mailing address of Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(19)	The balance of 3,419,872 shares of Class A Common Stock includes 1,823,956 shares represented by stock options exercisable currently or within 60 days of May 17, 2010.

(20)	Consists of 4,930,680 shares owned individually and 1,170,796 shares represented by stock options exercisable currently or within 60 days of May 17, 2010.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Although Emmis no longer makes loans to executive officers and directors, it currently has a loan outstanding to Mr. Jeffrey H. Smulyan, its Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during fiscal 2010 was approximately $1,046,818 and the balance at February 28, 2009 and 2010 was approximately $1,010,592 and $1,046,818, respectively. This loan bears interest at Emmis’ cost of debt under the Credit Facility, which at February 28, 2009 and 2010 was approximately 4.8% and 7.6% per annum, respectively.
Prior to 2002, Emmis had made certain life insurance premium payments for the benefit of Mr. Smulyan. Emmis discontinued making such payments in 2001. However, pursuant to a Split Dollar Life Insurance Agreement and Limited Collateral Assignment dated November 2, 1997, Emmis retains the right, upon Mr. Smulyan’s death, resignation or termination of employment, to recover all of the premium payments it has made, which total $1,119,000.
The sister of Richard Leventhal, one of Emmis’ independent directors, owns Simon Seyz, an Indianapolis business that provides corporate gifts and specialty items. During the years ended February 28, 2009 and 2010, Emmis made purchases from Simon Seyz of approximately $149,970 and $31,668, respectively.
Review and Approval of Related Party Transactions
Our board of directors has adopted a written policy for review, approval and monitoring of transactions between the company and “related parties.” Related parties are directors, executive officers, nominees to become a director, any person beneficially owning more than 5% of any class of our stock, immediate family members of any of the foregoing, and any entity in which any of the forgoing persons is employed or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest. The policy covers transactions involving amounts exceeding $120,000 in which a related party had, has or will have a direct or indirect interest.
Procedures. The related party is required to notify our legal department of the facts and circumstances of any proposed related party transaction. The legal department makes an initial determination of whether the transaction is subject to the policy. If the legal department determines that the policy is applicable, the transaction is referred to our Audit Committee. Either the Audit Committee, or the chair of the Audit Committee between Audit Committee meetings, considers the facts and circumstances of the proposed transaction and determines whether to approve the transaction. The Audit Committee or the chair, as the case may be, considers, among other things:
•	The benefits of the transaction to the company;
•	The impact of the transaction on a director’s independence;

•	The availability of other sources for comparable products or services;
•	The terms of the transaction; and
•	The terms available to unrelated third parties.
The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing a related party transaction. The Audit Committee or the chair may approve only transactions that they determine are in, or are not inconsistent with, the best interest of the company.
Ratification. If a transaction that was not a related party transaction when it was entered into becomes a related party transaction, or our CEO, CFO or general counsel become aware that a transaction that was not approved is a related party transaction, they must promptly submit the transaction for review by the Audit Committee, or the chair of the Audit Committee between Audit Committee meetings.
Annual Review. From time to time, the Audit Committee will review previously approved related party transactions that have a remaining term of six months or more or remaining amounts involved in excess of $120,000. Based on the factors described above, the Audit Committee determines whether to continue, modify or terminate the transaction.
Independent Directors
Our board of directors currently consists of eight members. Of these, our board has determined that four (Mrs. Bayh and Messrs. Leventhal, Lund and Sorrel) qualify as “independent directors” under the listing standards of The Nasdaq Stock Market, Inc. Emmis is a “Controlled Company” as defined in the Nasdaq listing standards because more than 50% of the company’s voting power is held by one individual. The company is therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors. Nevertheless, as a matter of good corporate governance, the company has voluntarily complied with such rules. The only variance in the company’s practices from the Nasdaq listing standards relating to independent directors is that one-half, rather than a majority, of the members of the board of directors are “independent directors” under Nasdaq rules.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees Paid to Independent Registered Public Accountants
The following table sets forth the fees (including cost reimbursements) paid to Ernst & Young LLP for the fiscal years ended February 28, 2010 and February 28, 2009, for various categories of professional services they performed as our independent registered public accountants.

	Year ended February 28,
	2010	2009
Audit Fees (1)	$854,700	$907,986

Tax Fees:
Tax Consulting and Advisory Services	44,550	22,064

Total Tax Fees	44,550	22,064

All Other Fees	—	—

Total Fees	$899,250	$930,050

(1)
Includes annual financial statement and internal controls audits and limited quarterly review services, statutory audits of foreign subsidiaries and providing consents for SEC filings and other services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.

Engagement of the Independent Registered Public Accountants and Approval of Services
During the fiscal years ended February 28, 2009 and 2010, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young’s independence in the conduct of its auditing services. Under its current charter, it is the policy of the Audit Committee (or in certain instances, the chairman of the Audit Committee) to pre-approve the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services. No services were performed during the fiscal year ended February 28, 2010, under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
The financial statements filed as a part of this report are set forth under Item 8 of the 2010 Form 10-K.
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

10.8	Employment Agreement, dated as of December 15, 2009, by and between Emmis Operating Company and Jeffrey H. Smulyan.++

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

10.18	Separation and Release Agreement, dated as of December 22, 2009, by and between Emmis Operating Company and Gary A. Thoe. ++

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

10.21	Separation and Release Agreement, dated as of December 15, 2009, by and between Emmis Operating Company and Paul W. Fiddick.++

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

21	Subsidiaries of Emmis.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this amendment.

++	Management contract or compensatory plan or arrangement.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: June 28, 2010	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer