Form 10-Q
period 2010-05-31
EMMIS COMMUNICATIONS CORP
filed 2010-07-15
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 6, 2010, was:

32,913,373	Shares of Class A Common Stock, $.01 Par Value
4,930,680	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2009	2010
NET REVENUES	$59,798	$60,340
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,374 and $2,067, respectively	52,650	48,903
Corporate expenses excluding depreciation and amortization expense of $395 and $354, respectively	3,890	5,178
Restructuring charge	3,350	—
Impairment loss	3,661	—
Depreciation and amortization	2,769	2,421
Gain on disposal of assets	(158)	—

Total operating expenses	66,162	56,502

OPERATING INCOME (LOSS)	(6,364)	3,838

OTHER INCOME (EXPENSE):
Interest expense	(5,604)	(5,680)
Gain on debt extinguishment	31,905	—
Other income (expense), net	314	(13)

Total other income (expense)	26,615	(5,693)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	20,251	(1,855)

PROVISION (BENEFIT) FOR INCOME TAXES	5,316	(1,408)

INCOME (LOSS) FROM CONTINUING OPERATIONS	14,935	(447)

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(757)	257

CONSOLIDATED NET INCOME (LOSS)	15,692	(704)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,510	833

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	14,182	(1,537)

PREFERRED STOCK DIVIDENDS	2,195	2,372

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,987	$(3,909)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2009	2010

Amounts attributable to common shareholders:
Continuing operations	$11,734	$(3,897)
Discontinued operations	253	(12)

Net income (loss) attributable to common shareholders	$11,987	$(3,909)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$0.32	$(0.10)
Discontinued operations, net of tax	—	—

Net income (loss) attributable to common shareholders	$0.32	$(0.10)

Basic weighted average common shares outstanding	36,928	37,719

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$0.32	$(0.10)
Discontinued operations, net of tax	—	—

Net income (loss) attributable to common shareholders	$0.32	$(0.10)

Diluted weighted average common shares outstanding	37,144	37,719
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		May 31,
	February 28,	2010
	2010	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,814	$6,723
Accounts receivable, net	36,834	39,834
Prepaid expenses	15,248	15,648
Income tax receivable	7,381	7,686
Other current assets	2,234	1,188
Current assets — discontinued operations	6,052	3,323

Total current assets	74,563	74,402

PROPERTY AND EQUIPMENT, NET	50,204	48,436
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	335,801	335,801
Goodwill	24,175	24,175
Other intangibles, net	3,833	3,549

Total intangible assets	363,809	363,525

OTHER ASSETS, NET	9,454	9,183

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	138	130

Total assets	$498,168	$495,676

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		May 31,
	February 28,	2010
	2010	(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,062	$9,042
Current maturities of long-term debt	3,413	3,399
Accrued salaries and commissions	6,475	8,560
Accrued interest	4,513	3,327
Deferred revenue	24,269	22,861
Other current liabilities	5,728	6,880
Current liabilities — discontinued operations	2,381	1,014

Total current liabilities	56,841	55,083

LONG-TERM DEBT, NET OF CURRENT MATURITIES	337,758	342,919

OTHER NONCURRENT LIABILITIES	19,342	14,576

DEFERRED INCOME TAXES	73,305	74,152

Total liabilities	487,246	486,730

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2010 AND MAY 31, 2010	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,661,550 shares at February 28, 2010 and 32,913,373 shares at May 31, 2010	327	329
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,680 shares at February 28, 2010 and May 31, 2010	49	49
Additional paid-in capital	527,120	527,766
Accumulated deficit	(705,135)	(706,672)
Accumulated other comprehensive loss	(1,320)	(1,927)

Total shareholders’ deficit	(178,959)	(180,455)

NONCONTROLLING INTERESTS	49,422	48,942

Total deficit	(129,537)	(131,513)

Total liabilities and deficit	$498,168	$495,676

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity (Deficit)

BALANCE, FEBRUARY 28, 2010	32,661,550	$327	4,930,680	$49	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

Issuance of Common Stock to employees and officers and related income tax benefits	251,823	2	—	—	646	—	—	—	648
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,254)	(1,254)

Comprehensive Loss:
Net income (loss)	—	—	—	—	—	(1,537)	—	833
Change in value of derivative instrument and related income tax effects	—	—	—	—	—	—	(259)	—
Cumulative translation adjustment	—	—	—	—	—	—	(348)	(59)
Total comprehensive loss	—	—	—	—	—	—	—	—	(1,370)

BALANCE, MAY 31, 2010	32,913,373	$329	4,930,680	$49	$527,766	$(706,672)	$(1,927)	$48,942	$(131,513)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$15,692	$(704)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities —
Discontinued operations	(757)	257
Impairment loss	3,661	—
Depreciation and amortization	2,890	2,717
Gain on debt extinguishment	(31,905)	—
Provision for bad debts	1,197	284
Provision (benefit) for deferred income taxes	5,282	(1,138)
Noncash compensation	551	743
Gain on sale of assets	(158)	—
Changes in assets and liabilities —
Accounts receivable	(1,218)	(3,293)
Prepaid expenses and other current assets	9,087	766
Other assets	(1,064)	(53)
Accounts payable and accrued liabilities	(5,012)	(62)
Deferred revenue	7,253	(1,408)
Income taxes	(837)	(346)
Other liabilities	7,944	(1,880)
Net cash provided by operating activities — discontinued operations	6,975	1,113

Net cash provided by (used in) operating activities	19,581	(3,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(585)	(703)
Cash paid for acquisitions	(4,882)	—
Proceeds from the sale of assets	9,058	—
Other	65	12

Net cash provided by (used in) investing activities	3,656	(691)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(113,778)	(2,848)
Proceeds from long-term debt	73,235	8,000
Debt-related costs	(1,013)	—
Payments of dividends and distributions to noncontrolling interests	(603)	(868)
Settlement of tax withholding obligations on stock issued to employees	(25)	(82)
Net cash used in financing activities — discontinued operations	(2,042)	(386)

Net cash provided by (used in) financing activities	(44,226)	3,816

Effect of exchange rates on cash and cash equivalents	(2,576)	(212)

DECREASE IN CASH AND CASH EQUIVALENTS	(23,565)	(91)

CASH AND CASH EQUIVALENTS:
Beginning of period	40,746	6,814

End of period	$17,181	$6,723

SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$5,176	$6,569
Income taxes, net of refunds	930	617

Noncash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	495	728

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired	$4,882
Cash paid	(4,882)

Liabilities recorded	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2010
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2010. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2010, and the results of its operations and cash flows for the three-month periods ended May 31, 2009 and 2010.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2009 and 2010, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended May 31,
	2009	2010
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	6,854	6,854
Stock options and restricted stock awards	9,850	8,257

Antidilutive common share equivalents	16,704	15,111

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended May 31,
	2009	2010

Income (loss) from discontinued operations:
Slager	$1,643	$(257)
Belgium	(561)	—
Other	(27)	—

Total	1,055	(257)
Less: Provision for income taxes	298	—

Income (loss) from discontinued operations, net of tax	757	(257)
Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2010		As of May 31, 2010
	Slager	Other	Slager	Other
Current assets:
Accounts receivable, net	$3,299	$—	$169	$—
Prepaid expenses	180	—	26	—
Income tax receivable	1,237	—	1,498	—
Other	1,336	—	1,630	—

Total current assets	6,052	—	3,323	—

Noncurrent assets:
Other noncurrent assets	138	—	130	—

Total noncurrent assets	138	—	130	—

Total assets	$6,190	$—	$3,453	$—

Current liabilities:
Accounts payable and accrued expenses	$1,565	$303	$365	$303
Deferred revenue	513	—	346	—

Total current liabilities	$2,078	$303	$711	$303

Discontinued Operation – Slager
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

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	For the three months ended May 31,
	2009	2010

Net revenues	$2,631	$7
Station operating expenses, excluding depreciation and amortization expense	1,871	427
Depreciation and amortization	393	—
Interest expense	15	—
Other income	1,291	163
Income (loss) before taxes	1,643	(257)
Provision for income taxes	298	—
Net income (loss) attributable to minority interests	1,345	(245)
Discontinued Operation – Belgium
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the three months ended May 31, 2009. Belgium had historically been included in the radio segment. Belgium had no assets or liabilities as of February 28, 2010 and May 31, 2010. The following table summarizes certain operating results for Belgium for all periods presented:

	Three months ended May 31,
	2009	2010

Net revenues	$341	$—
Station operating expenses, excluding depreciation and amortization expense	920	—
Loss before income taxes	(561)	—
Uncertain Tax Positions
The Company recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of May 31, 2010, we had approximately $0.8 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the three months ended May 31, 2010, the Company recorded an expense for unrecognized tax benefits, interest and penalties of less than $0.1 million. As of May 31, 2010, the Company had a liability of $0.1 million for accrued interest and penalties related to unrecognized tax benefits. The Company estimates the possible change in unrecognized tax benefits prior to May 31, 2011 could be a reduction of up to $0.6 million due to settlement of ongoing audits.
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2010 presentation. The reclassifications have no impact on net income previously reported.

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
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2009 and 2010:

	Three Months Ended May 31,
	2009	2010
Risk-Free Interest Rate:	2.3% – 2.4%	2.9%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.4 – 6.5	6.5
Expected Volatility:	72.3% – 85.5%	98.9%
The following table presents a summary of the Company’s stock options outstanding at May 31, 2010, and stock option activity during the three months ended May 31, 2010 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	9,038,076	$10.18
Granted	85,000	0.90
Exercised (1)	—	—
Forfeited	21,623	0.79
Expired	431,026	23.55

Outstanding, end of period	8,670,427	9.45	5.6	$4,576
Exercisable, end of period	5,740,574	13.86	3.9	$7

(1)	No options were exercised during the three months ended May 31, 2009 and 2010; thus, the Company did not record an income tax benefit related to option exercises.

The weighted average grant date fair value of options granted during the three months ended May 31, 2009 and 2010, was $0.19 and $0.73, respectively.
A summary of the Company’s nonvested options at May 31, 2010, and changes during the three months ended May 31, 2010, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	3,235,738	$0.78
Granted	85,000	0.73
Vested	371,093	2.83
Forfeited	19,792	0.54

Nonvested, end of period	2,929,853	0.52
There were 1.7 million shares available for future grants under the Company’s various equity plans at May 31, 2010. The vesting dates of outstanding options at May 31, 2010 range from July 2010 to March 2013, and expiration dates range from March 2011 to March 2020.
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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2010, and restricted stock activity during the three months ended May 31, 2010 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	398,363	$5.02
Granted	254,275	2.22
Vested (restriction lapsed)	481,800	4.06
Forfeited	2,063	2.95

Grants outstanding, end of period	168,775	3.58

The total grant date fair value of shares vested during the three months ended May 31, 2009 and 2010 was $2.1 million and $2.0 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2009 and 2010:

	Three Months
	Ended May 31,
	2009	2010

Station operating expenses	$163	$431
Corporate expenses	388	312

Stock-based compensation expense included in operating expenses	551	743
Tax benefit	—	—

Recognized stock-based compensation expense, net of tax	$551	$743

As of May 31, 2010, there was $1.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.
Note 3. Intangible Assets and Goodwill
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other, the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.
The carrying amounts of the Company’s FCC licenses were $335.8 million as of February 28, 2010 and May 31, 2010. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended May 31, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.

Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions.
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
As of February 28, 2010 and May 31, 2010, the carrying amount of the Company’s goodwill was $24.2 million. As of February 28, 2010 and May 31, 2010, approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.
Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2010 and May 31, 2010:

		February 28, 2010			May 31, 2010
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.8	$8,716	$5,230	$3,486	$8,716	$5,505	$3,211
Trademarks	37.8	749	458	291	749	461	288
Favorable Office Leases	6.4	688	632	56	688	638	50

TOTAL		$10,153	$6,320	$3,833	$10,153	$6,604	$3,549

Total amortization expense from definite-lived intangibles for the three months ended May 31, 2009 and 2010, was $0.5 million and $0.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2011	$1,244
2012	1,277
2013	1,265
2014	121
2015	18
Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $11.4 million at May 31, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K for the year ended February 28, 2010, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Under the terms of the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement) through September 1, 2011. Subsequent to September 1, 2011, the Company must meet the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of May 31, 2010. Our Liquidity (as defined in the Credit Agreement) as of May 31, 2010 was $13.7 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of May 31, 2010 was as follows:

	As of May 31, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$23,200	$26,774

[1]	(as defined in the Credit Agreement)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months ended May 31, 2009 and 2010.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense over the next twelve months.
As of May 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$175,000

In March 2007, the Company entered into a three-year interest rate exchange agreement (a “Swap”), whereby the Company paid a fixed rate of 4.795% on $165 million of notional principal to Bank of America, and Bank of America paid to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). This swap matured in March 2010, at which time the Company recognized a $2.0 million tax benefit that had previously been recorded in accumulated other comprehensive loss. In March 2008, the Company entered into an additional three-year Swap, whereby the Company pays a fixed rate of 2.964% on $100 million of notional principal to Deutsche Bank, and Deutsche Bank pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. In January 2009, the Company entered into an additional two-year Swap effective as of March 28, 2009, whereby the Company pays a fixed rate of 1.771% on $75 million of notional principal to Deutsche Bank, and Deutsche Bank pays to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR.
The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2010 and May 31, 2010. Accumulated other comprehensive loss balances related to our derivative instruments at February 28, 2010 and May 31, 2010 were ($1,289) and ($1,548), respectively. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institution that is the counterparty to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2010 and May 31, 2010, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2010		As of May 31, 2010		As of February 28, 2010		As of May 31, 2010
Derivatives designated as hedging	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	Other Current Liabilities	$569	Other Current Liabilities	$2,335

Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	3,499	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$4,068		$2,335

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended May 31, 2009 and 2010.

	For the Three Months Ended May 31,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)		Derivative (Ineffective	(Ineffective Portion and Amount
	Recognized in OCI on Derivative		from Accumulated	Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Hedging Relationships	2009	2010	(Effective Portion)	2009	2010	Effectiveness Testing)	2009	2010
Interest Rate Swap Agreements	$(3,440)	$156	Interest expense	$(1,968)	$(1,577)	N/A	$—	$—

Total	$(3,440)	$156		$(1,968)	$(1,577)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. The Company’s counterparty on its outstanding interest rate swaps is Deutsche Bank.
In accordance with ASC Topic 820, the Company makes Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparty in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2010 and May 31, 2010, the fair value of our derivative instruments was net of $0.3 million and $0.1 million in CVAs, respectively.
The Company’s interest rate swap agreements with Deutsche Bank incorporate the loan covenant provisions of the Company’s Credit Agreement. Deutsche Bank is a lender under the Company’s Credit Agreement. Failure to comply with the loan covenant provisions of the Credit Agreement could result in the Company being in default of its obligations under the interest rate swap agreements.
As of May 31, 2010, the Company has not posted any collateral related to the interest rate swap agreements.
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2010 and May 31, 2010. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	$—	$—	$2,335	$2,335

Total liabilities measured at fair value on a recurring basis	$—	$—	$2,335	$2,335

	As of February 28, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	—	—	4,068	4,068

Total liabilities measured at fair value on a recurring basis	$—	$—	$4,068	$4,068

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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ending
	May 31, 2009		May 31, 2010
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$6,777	$452	$4,068
Realized (gains) losses included in earnings	—	(1,968)	—	(1,577)
Changes in other comprehensive income	—	3,440	—	(156)

Ending Balance	$452	$8,249	$452	$2,335

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

During the three months ended May 31, 2010, there were no adjustments to the fair value of these assets as there were no indicators that would have required interim testing.
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
• Credit Agreement debt: As of February 28, 2010 and May 31, 2010, the fair value of the Company’s Credit Agreement debt based on bid prices as of those dates was $283.2 million and $315.1 million, respectively, while the carrying value was $341.2 million and $346.3 million, respectively.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2010 and May 31, 2010, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $41.0 million and $63.9 million, respectively, while the carrying value was $140.5 million for both periods.
Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) was comprised of the following for the three months ended May 31, 2009 and 2010:

	Three Months
	Ended May 31,
	2009	2010

Consolidated net income (loss)	$15,692	$(704)

Other comprehensive loss, net of tax:
Change in fair value of derivatives	(1,472)	(259)
Translation adjustment	(3,619)	(407)

Comprehensive income (loss)	$10,601	$(1,370)

Comprehensive income attributable to noncontrolling interests	(520)	(774)

Comprehensive income (loss) attributable to the Company	$10,081	$(2,144)

Note 8. Potential Going Private Transaction and Other Related Transactions
On April 26, 2010, JS Acquisition, Inc. (“JS Acquisition”), a corporation then owned entirely by our Chairman, Chief Executive Officer and President, Mr. Jeffrey H. Smulyan, and Alden Global Capital (together with its affiliates and related parties, “Alden”) entered into a non-binding Letter of Intent (the “Letter of Intent”) with respect to a series of transactions relating to the equity securities of Emmis.
On May 6, 2010, JS Acquisition was recapitalized so that Mr. Smulyan held all 10 shares of Class B Common Stock, par value $0.01 per share (the “JS Acquisition Class B Common Stock”), of JS Acquisition and all 1,000,000 shares of the Class A Non-Voting Common Stock, par value $0.01 per share (the “JS Acquisition Class A Common Stock”) of JS Acquisition. Also on May 6, 2010, Mr. Smulyan contributed the JS Acquisition Class A Common Stock to JS Acquisition, LLC, a newly-formed Indiana limited liability company (“JS Parent”) that is wholly owned by Mr. Smulyan.
Based on the framework laid out in the Letter of Intent, Alden Global Distressed Opportunities Master Fund, L.P. (the “Alden Fund”), Alden Global Value Recovery Master Fund, L.P., Alden Media Holdings, LLC (“Alden Media”), JS Parent and Mr. Smulyan, entered into a Securities Purchase Agreement, dated May 24, 2010 (the “Alden Purchase Agreement”), and Emmis, JS Parent and JS Acquisition entered into an Agreement and Plan of Merger, dated May 25, 2010 (the “Merger Agreement”). The transactions contemplated by the Alden Purchase Agreement and the Merger Agreement (collectively, the “Transactions”) will result in Emmis being taken private by JS Parent. In connection with the Transactions, some shares of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) of Emmis will be contributed to Emmis by the parties to a Rollover Agreement (the “Rollover Shares” and such parties, the “Rolling Shareholders”), dated May 24, 2010, by and among JS Parent and the shareholders set forth therein (the “Rollover Agreement”).
The Transactions include the following:
•
JS Acquisition Tender Offer: On June 2, 2010, JS Acquisition commenced a tender offer (the “JS Acquisition Tender Offer”) for all of the outstanding shares of Class A Common Stock. The offer price is $2.40 per share in cash (without interest and less any applicable withholding taxes). The completion of the JS Acquisition Tender Offer is conditioned on, among other things:

•	the effectiveness of certain amendments (the “Proposed Amendments”) to the terms of the Company’s 6.25% Series A Cumulative Convertible Preferred Stock (the “Existing Preferred Stock”), and
•
the valid tender without a valid withdrawal of shares of Class A Common Stock, that, when combined with the Rollover Shares and the shares of Common Stock beneficially owned by JS Parent, JS Acquisition, Mr. Smulyan and his affiliates (collectively, the “Purchaser Group”) and the Alden Fund, will constitute a majority of the votes able to be cast with respect to the Merger (as defined below).

•
Alden Purchase Agreement: Simultaneously with completion of the JS Acquisition Tender Offer, Alden Media will provide all necessary funds for the JS Acquisition Tender Offer and the other Transactions under the Alden Purchase Agreement, under which it will purchase for an aggregate of $90 million in cash, subject to adjustment as described below:

•
Series A Convertible Redeemable PIK Preferred Interests (the “JS Parent Preferred Interests”) of JS Parent, with an initial preferred unrecovered balance of $96.9 million and having a preferred return of 5% per annum until the second anniversary of the closing and 15% per annum thereafter; and

•
common interests (the “JS Parent Common Interests”) of JS Parent initially having a percentage interest of JS Parent equal to 24%, subject to adjustment as provided in the JS Parent operating agreement;

The amount of funds provided by Alden Media, the initial preferred unrecovered capital balance of Alden Media’s JS Parent Preferred Interests and Alden Media’s initial percentage interest of JS Parent may be subject to adjustment, to the extent funds are required to provide cash consideration in the Merger (as defined below) to holders of Existing Preferred Stock that do not tender their shares in the Exchange Offer and/or to pay certain expenses in connection with the Transactions.
•
Exchange Offer: The Company has commenced an Exchange Offer whereby the Company is offering to issue an aggregate of $84,275,100 principal amount of new 12% PIK Senior Subordinated Notes due 2017 (the “New Notes”), which will be offered in exchange for all of the outstanding Existing Preferred Stock at a rate of $30.00 principal amount of New Notes for each $50.00 of liquidation preference (excluding accrued and unpaid dividends) of Existing Preferred Stock, which is conditioned on, among other things:

•
obtaining the requisite 2/3 vote of the holders of Existing Preferred Stock and the affirmative vote of more shares of Class A Common Stock and Class B common stock, par value $0.01 per share (“Class B Common Stock,” and, together with the Class A Common Stock, the “Common Stock”), voting together as a single class (with each share of Class A Common Stock entitled to one vote per share and each share of Class B Common Stock entitled to 10 votes per share), voting in favor of the Proposed Amendments, assuming a quorum is present, (collectively, the “Required Vote”), and

•	the minimum number of shares of Class A Common Stock, having been validly tendered and not validly withdrawn in the JS Acquisition Tender Offer;
•
Proxy Solicitations: The Company is also soliciting proxies (the “Proxy Solicitations”) from holders of Existing Preferred Stock and Common Stock to vote for the Proposed Amendments. The Company is not seeking proxies with respect to the Merger (as defined below). Mr. Smulyan directly owns shares of Common Stock entitling him to cast approximately 60.0% of the votes able to be cast by holders of Common Stock at the special meeting. Under the Alden Purchase Agreement, Mr. Smulyan has agreed to vote his shares of Common Stock in favor of the proposal to adopt the Proposed Amendments, so the proposal will be approved by the holders of the Common Stock. The Alden Fund directly owns approximately 41.4% of the outstanding Existing Preferred Stock. Under the Alden Purchase Agreement, the Alden Fund has agreed to vote its shares of Existing Preferred Stock in favor of the proposal to adopt the Proposed Amendments;

•
Merger Proxy Solicitation: If the JS Acquisition Tender Offer and this Exchange Offer are completed and the Proposed Amendments are adopted and effected, to the extent required by Indiana law, the Company will seek the affirmative votes of holders of Common Stock (a majority of which will be beneficially owned, following the JS Acquisition Tender Offer, by JS Acquisition) to approve a merger of JS Acquisition with and into Emmis, with Emmis surviving the merger as a subsidiary of JS Parent, with Mr. Smulyan holding all of the shares of a newly issued class of voting common stock of Emmis and JS Parent holding all of the shares of a newly issued class of non-voting common stock of Emmis.

•	The Merger: Once the Merger is approved, we will complete the Merger, in which:
•	immediately prior to the effective time of the Merger:
•
Mr. Smulyan will retain 9,755 shares of Class A Common Stock directly, 190,245 shares of Class B Common Stock directly (which he will convert into Class A Common Stock immediately prior to the Merger) and 8,441 shares of Class A Common Stock in Emmis’ 401(k) plan, and The Smulyan Family Foundation will retain 30,625 shares of Class A Common Stock (collectively, the “Retained Shares”);

•
all shares of Class A Common stock held by the Purchaser Group (other than Retained Shares) and each Rollover Share of the Rolling Shareholders will be contributed to Emmis and cancelled, in satisfaction of each’s respective obligations under the Alden Purchase Agreement and the Rollover Agreement and in consideration for JS Parent Common Interests; and

•
all shares of Class B Common Stock (other than Retained Shares), all of which are held by Mr. Smulyan, and all of the stock options held by Mr. Smulyan, will be contributed to Emmis and cancelled, in satisfaction of his obligations to under the Alden Purchase Agreement, and in consideration for JS Parent Common Interests.

•
each share of Class A Common Stock remaining outstanding, including the Retained Shares, will be converted into the right to receive $2.40 in cash (without interest and less any applicable withholding taxes) from Emmis;

•
all remaining outstanding options to purchase Class A Common Stock, will vest if unvested, and each option with an exercise price of less than $2.40 per share (without interest and less any applicable withholding taxes) will be converted into the right to receive an amount of cash per option equal to $2.40 (without interest and less any applicable withholding taxes) minus the exercise price of the option, and all other options will be cancelled;

•
each outstanding share of Existing Preferred Stock held by the Alden Fund will be converted into New Notes at a rate of $30.00 principal amount of New Notes per $50.00 of liquidation preference of Existing Preferred Stock, excluding accrued and unpaid dividends;

•
each other outstanding share of Existing Preferred Stock will be converted into the right to receive $5.856 in cash (without interest and less any applicable withholding taxes) from Emmis, which is equal to the conversion rate of the Existing Preferred Stock of 2.44 shares of Class A Common Stock per share times the $2.40 in cash (without interest and less any applicable withholding taxes) per share of Class A Common Stock that is being offered in the JS Acquisition Tender Offer;

•	each share of JS Acquisition Class A Common Stock will be converted into one share of new nonvoting common stock of Emmis; and

•	each share of JS Acquisition Class B Common Stock will be converted into one share of new voting common stock of Emmis.

Note 9. Segment Information
The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our Hungary and Belgium radio operations have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations.
The Company’s segments operate primarily in the United States, but we also operate radio stations located in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of February 28,	As of May 31,
	2009	2010	2010	2010
Continuing Operations:

Slovakia	$2,937	$3,059	$9,371	$8,760

Bulgaria	441	313	1,119	996

Discontinued Operations (see Note 1):

Hungary	$2,631	$7	$138	$130

Belgium	341	—	—	—
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2010, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
May 31, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$43,547	$16,251	$—	$59,798
Station operating expenses, excluding depreciation and amortization	36,028	16,622	—	52,650
Corporate expenses, excluding depreciation and amortization	—	—	3,890	3,890
Depreciation and amortization	2,121	253	395	2,769
Impairment losses	3,661	—	—	3,661
Restructuring charge	1,412	741	1,197	3,350
Gain on disposal of fixed assets	—	—	(158)	(158)

Operating income (loss)	$325	$(1,365)	$(5,324)	$(6,364)

Three Months Ended
May 31, 2010	Radio	Publishing	Corporate	Consolidated

Net revenues	$44,364	$15,976	$—	$60,340
Station operating expenses, excluding depreciation and amortization	33,036	15,867	—	48,903
Corporate expenses, excluding depreciation and amortization	—	—	5,178	5,178
Depreciation and amortization	1,935	132	354	2,421

Operating income (loss)	$9,393	$(23)	$(5,532)	$3,838

	As of February 28, 2010
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$418,259	$39,431	$34,288	$491,978
Assets — discontinued operations	6,190	—	—	6,190

Total assets	$424,449	$39,431	$34,288	$498,168

	As of May 31, 2010
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$419,002	$38,697	$34,524	$492,223
Assets — discontinued operations	3,453	—	—	3,453

Total assets	$422,455	$38,697	$34,524	$495,676

Note 10. Regulatory, Legal and Other Matters
Shareholder Litigation
On April 26, 2010, JS Acquisition announced its intention to commence the proposed tender offer. Thereafter, a number of purported class actions were filed against various combinations of Emmis, JS Acquisition, Alden, and members of the board of directors concerning the proposed tender offer. Emmis is aware of the following seven class action lawsuits:
•
Fritzi Ross, on behalf of herself and all others similarly situated vs. Jeffrey H. Smulyan, Susan B. Bayh, Gary L. Kaseff, Richard A. Leventhal, Peter A. Lund, Greg A. Nathanson, Lawrence B. Sorrel, Patrick M. Walsh, Emmis Communications Corporation, JS Acquisition, Inc., and Alden Global Capital; Cause No. 49D13 1004 MF 019005, filed April 27, 2010;

•
Charles Hinkle, on behalf of himself and all others similarly situated vs. Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Jeffrey H. Smulyan, Lawrence Sorrel, Patrick Walsh, and Emmis Communications Corporation; Cause No. 49D10 1004 PL 019747, filed April 30, 2010;

•
William McQueen, on behalf of himself and all others similarly situated vs. Jeffrey H. Smulyan, Susan B. Bayh, Gary L. Kaseff, Richard A. Leventhal, Peter A. Lund, Greg A. Nathanson, Lawrence B. Sorrel, Patrick M. Walsh, JS Acquisition, Inc., and Alden Global Capital; Cause No. 49D02 1005 MF 020013, filed May 3, 2010;

•
David Jarosclawicz, on behalf of himself and all others similarly situated vs. Jeffrey H. Smulyan, Susan B. Bayh,Gary L. Kaseff, Richard A. Leventhal, Peter A. Lund, Greg A. Nathanson, Lawrence B. Sorrel, Patrick M. Walsh, JS Acquisition, Incorporated, and Emmis Communications Corporation; Cause No. 49D03 1005 PL 020506, filed May 6, 2010;

•
Timothy Stabosz, on behalf of himself and all others similarly situated vs. Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Jeffrey H. Smulyan, Lawrence Sorrel, Patrick Walsh, and Emmis Communications Corporation; Cause No. 49D11 1005 PL 021432, filed May 12, 2010;

•
Richard Frank, on behalf of himself and all others similarly situated v. Jeffrey H. Smulyan, Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Lawrence Sorrel, Patrick Walsh, Emmis Communications Corporation, JS Acquisition, Inc., JS Acquisition, LLC, and Alden Global Capital; Cause No. 49D10 1006 PL 025149, filed June 4, 2010; and

•
Ted Primich, on behalf of himself and all others similarly situated v. Jeffrey Smulyan, Patrick Walsh, Susan Bayh, Gary Kaseff, Richard Leventhal, Lawrence Sorrel, Greg Nathanson, Peter Lund, Emmis Communications Corporation, JS Acquisition, Inc., and JS Acquisition, LLC; Action No. 1:10-cv-0782SEB-TAB, in the United States District Court for the Southern District of Indiana, filed June 18, 2010.

In those cases where Defendants have been served, Defendants have been granted automatic 30-day extensions, pursuant to Court rules, to respond to the complaints.
On May 6, 2010, Plaintiffs in the Jarosclawicz action served initial discovery requests on Defendants.
On May 10, 2010, Plaintiffs in the Ross and McQueen actions moved to consolidate those two actions into one and also moved for the appointment of Brower Piven, A Professional Corporation and Kroger Gardis & Regas, LLP as Interim Co-Lead Counsel. By order dated May 11, 2010, the Court conditionally approved the consolidation and set a hearing for June 1, 2010 on the issue of lead counsel.
On May 14, 2010, Plaintiffs in the Stabosz action served initial discovery requests on Defendants.
On May 20, 2010, Plaintiffs in the Stabosz action filed a Motion for Expedited Response to certain document requests.
On May 20, 2010, Plaintiffs in the Hinkle, Jarosclawicz, and Stabosz actions moved to consolidate those actions into the Ross/McQueen action.
On May 21, 2010, certain of the Defendants in the Ross action filed a Motion for Change of Venue from the Judge. By Order dated May 24, 2010, the Court granted the motion, and a new judge has qualified.
On May 26, 2010, the law firms representing the Stabosz and Hinkle Plaintiffs filed in the Ross, Stabosz, and Hinkle actions motions to appoint Cohen & Malad LLP and Wolf Popper LLP as co-lead counsel and in opposition to the appointment of Brower Piven and Kroger Gardis & Regas, LLP as co-lead counsel.
On May 28, 2010, the law firms representing the plaintiffs in the Ross and McQueen cases filed a memorandum in opposition to the consolidation of the Stabosz, Hinkle and Jarosclawicz cases and further moved to stay those two actions. In addition, those firms moved for expedited discovery from the defendants.
Also on May 28, 2010, the plaintiff in Hinkle filed an emergency motion for preliminary injunction to enjoin the defendants from taking any steps to complete the transaction. That plaintiff also requested expedited discovery from the defendants and the setting of an expedited briefing schedule.

On June 4, 2010, a sixth purported class action complaint was filed, styled Richard Frank v. Jeffrey H. Smulyan, Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Lawrence Sorrel, Patrick Walsh, Emmis Communications Corporation, JS Acquisition, Inc., JS Acquisition, LLC, and Alden Global Capital, Cause No. 49D10 1006 PL 025149. Like the five previously filed actions, the Frank action was filed in the Marion Superior Court in Indiana. Since that time, Plaintiff Frank has filed motions seeking to have his case consolidated into the Ross matter and to have his counsel appointed as lead counsel for a Preferred Stock Class, the latter having been opposed by Plaintiffs Hinkle and Stabosz. The motions filed by Plaintiff Frank remain pending.
On June 8, 2010, Defendants filed an Objection to Plaintiffs’ Motion for Expedited Discovery. Also on June 8, Plaintiffs in the Hinkle and Stabosz actions filed Amended Complaints.
On June 9, 2010, the Court in the Ross action granted Plaintiffs’ Motion to Consolidate Related Actions, consolidating the Hinkle, McQueen, Jarosclawicz, and Stabosz actions into the Ross action before Judge Moberly. The consolidated action was re-captioned In re: Emmis Shareholder Litigation by order of the Court dated June 15, 2010. Also, on June 9, 2010, Plaintiffs Stabosz and Hinkle filed a Reply in Further Support of Their Motions for Expedited Discovery and Preliminary Injunction.
On June 10, 2010, Defendants moved to dismiss the five consolidated purported class actions.
On June 11, 2010, Defendants filed a Sur-Reply in Opposition to Motions for Expedited Discovery by Plaintiffs Stabosz and Hinkle.
On June 14, 2010, Plaintiffs Stabosz and Hinkle filed their Response to Defendants’ Sur-Reply in Opposition to Motions for Expedited Discovery.
On June 15, 2010, the Court issued an Order Appointing Cohen & Malad, LLP and Wolf Popper LLP as Co-Lead Counsel for Plaintiffs, and also issued an Order Granting Plaintiff’s Motion to Expedite Response to Document Requests and For Four Depositions of Defendants and their Representatives Relating to Emergency Motion for Preliminary Injunction. The parties currently are exchanging discovery in accordance with the latter order pursuant to an agreed-upon schedule.
On June 18, 2010, a seventh purported class action complaint was filed, styled Ted Primich v. Jeffrey Smulyan, Patrick Walsh, Susan Bayh, Gary Kaseff, Richard Leventhal, Lawrence Sorrel, Greg Nathanson, Peter Lund, Emmis Communications Corporation, JS Acquisition, Inc., and JS Acquisition, LLC, action number 1:10-cv-0782SEB-TAB, in the United States District Court for the Southern District of Indiana.
On June 25, 2010, Alden filed a joinder in the Motion to Dismiss filed on June 10, 2010. The joinder was filed in the four actions in which Alden was named as a defendant — the Ross, Hinkle, McQueen, and Stabosz actions.
The parties agreed to a Stipulation and Proposed Order Relating to the Scheduling of Depositions, Briefing, and Hearing on Plaintiffs’ Emergency Motion for Preliminary Injunction and Defendants’ Motion to Dismiss (the “Scheduling Stipulation”) in In re: Emmis Shareholder Litigation, which was entered by the Court on July 2, 2010. Pursuant to the Scheduling Stipulation, depositions were taken and concluded by June 30, 2010.
On July 3, 2010, also pursuant to the Scheduling Stipulation, Plaintiffs served on Defendants their Memorandum of Law in Support of Their Motion for Preliminary Injunction and in Opposition to Defendants’ Motion to Dismiss. Pursuant to the Scheduling Stipulation, Defendants’ response is due on July 10, 2010, and Plaintiff’s reply is due on July 14, 2010.

A hearing on Plaintiffs’ motion for preliminary injunction in In re: Emmis Shareholder Litigation has been scheduled for July 19, 2010.
In addition, several law firms and investor advocacy groups that have not appeared in the above-listed lawsuits, including but not limited to Finkelstein Thompson LLP, the Law Offices of Howard G. Smith, Levi & Korinsky, LLP, Rigrodsky & Long, P.A., Tripp Levy PLLC, Wolf Haldenstein Adler Freeman & Herz LLP and the Shareholders Foundation, Inc., have commenced investigations into potential claims with respect to the Transactions.
Other Litigation and Regulatory Proceedings
The Company is a party to various other legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2010. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

GENERAL
We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings either four times a year (for markets measured by diaries) or weekly (for markets measured by the Portable People Meter). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2009 and 2010. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2009	% of Total	2010	% of Total
	(Dollars in thousands)
Net revenues:
Local	$37,869	63.3%	$36,327	60.2%
National	7,832	13.1%	8,704	14.4%
Publication Sales	3,409	5.7%	3,535	5.9%
Non Traditional	2,383	4.0%	2,753	4.6%
Other	8,305	13.9%	9,021	14.9%

Total net revenues	$59,798		$60,340

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2010, local sales, excluding political revenues, represented approximately 84% and 70% of our advertising revenues for our radio and publishing divisions, respectively. In the three-month period ended May 31, 2009, local sales, excluding political revenues, represented approximately 85% and 75% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of our radio division’s total advertising net revenues. The automotive industry, representing approximately 9% of our radio net revenues, is the largest category for our radio division for the three-month periods ended May 31, 2009 and May 31, 2010.

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
RECENT DEVELOPMENTS
On April 26, 2010, JS Acquisition, Inc. (“JS Acquisition”), a corporation then owned entirely by our Chairman, Chief Executive Officer and President, Mr. Jeffrey H. Smulyan, and Alden Global Capital (together with its affiliates and related parties, “Alden”) entered into a non-binding Letter of Intent (the “Letter of Intent”) with respect to a series of transactions relating to the equity securities of Emmis.
On May 6, 2010, JS Acquisition was recapitalized so that Mr. Smulyan held all 10 shares of Class B Common Stock, par value $0.01 per share (the “JS Acquisition Class B Common Stock”), of JS Acquisition and all 1,000,000 shares of the Class A Non-Voting Common Stock, par value $0.01 per share (the “JS Acquisition Class A Common Stock”) of JS Acquisition. Also on May 6, 2010, Mr. Smulyan contributed the JS Acquisition Class A Common Stock to JS Acquisition, LLC, a newly-formed Indiana limited liability company (“JS Parent”) that is wholly owned by Mr. Smulyan.
Based on the framework laid out in the Letter of Intent, Alden Global Distressed Opportunities Master Fund, L.P. (the “Alden Fund”), Alden Global Value Recovery Master Fund, L.P., Alden Media Holdings, LLC (“Alden Media”), JS Parent and Mr. Smulyan, entered into a Securities Purchase Agreement, dated May 24, 2010 (the “Alden Purchase Agreement”), and Emmis, JS Parent and JS Acquisition entered into an Agreement and Plan of Merger, dated May 25, 2010 (the “Merger Agreement”). The transactions contemplated by the Alden Purchase Agreement and the Merger Agreement (collectively, the “Transactions”) will result in Emmis being taken private by JS Parent. In connection with the Transactions, some shares of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) of Emmis will be contributed to Emmis by the parties to a Rollover Agreement (the “Rollover Shares” and such parties, the “Rolling Shareholders”), dated May 24, 2010, by and among JS Parent and the shareholders set forth therein (the “Rollover Agreement”).
The Transactions include the following:
•
JS Acquisition Tender Offer: On June 2, 2010, JS Acquisition commenced a tender offer (the “JS Acquisition Tender Offer”) for all of the outstanding shares of Class A Common Stock. The offer price is $2.40 per share in cash (without interest and less any applicable withholding taxes). The completion of the JS Acquisition Tender Offer is conditioned on, among other things:

•	the effectiveness of certain amendments (the “Proposed Amendments”) to the terms of the Company’s 6.25% Series A Cumulative Convertible Preferred Stock (the “Existing Preferred Stock”), and

•
the valid tender without a valid withdrawal of shares of Class A Common Stock, that, when combined with the Rollover Shares and the shares of Common Stock beneficially owned by JS Parent, JS Acquisition, Mr. Smulyan and his affiliates (collectively, the “Purchaser Group”) and the Alden Fund, will constitute a majority of the votes able to be cast with respect to the Merger (as defined below).

•
Alden Purchase Agreement: Simultaneously with completion of the JS Acquisition Tender Offer, Alden Media will provide all necessary funds for the JS Acquisition Tender Offer and the other Transactions under the Alden Purchase Agreement, under which it will purchase for an aggregate of $90 million in cash, subject to adjustment as described below:

•
Series A Convertible Redeemable PIK Preferred Interests (the “JS Parent Preferred Interests”) of JS Parent, with an initial preferred unrecovered balance of $96.9 million and having a preferred return of 5% per annum until the second anniversary of the closing and 15% per annum thereafter; and

•
common interests (the “JS Parent Common Interests”) of JS Parent initially having a percentage interest of JS Parent equal to 24%, subject to adjustment as provided in the JS Parent operating agreement;

The amount of funds provided by Alden Media, the initial preferred unrecovered capital balance of Alden Media’s JS Parent Preferred Interests and Alden Media’s initial percentage interest of JS Parent may be subject to adjustment, to the extent funds are required to provide cash consideration in the Merger (as defined below) to holders of Existing Preferred Stock that do not tender their shares in the Exchange Offer and/or to pay certain expenses in connection with the Transactions.
•
Exchange Offer: The Company has commenced an Exchange Offer whereby the Company is offering to issue an aggregate of $84,275,100 principal amount of new 12% PIK Senior Subordinated Notes due 2017 (the “New Notes”), which will be offered in exchange for all of the outstanding Existing Preferred Stock at a rate of $30.00 principal amount of New Notes for each $50.00 of liquidation preference (excluding accrued and unpaid dividends) of Existing Preferred Stock, which is conditioned on, among other things:

•
obtaining the requisite 2/3 vote of the holders of Existing Preferred Stock and the affirmative vote of more shares of Class A Common Stock and Class B common stock, par value $0.01 per share (“Class B Common Stock,” and, together with the Class A Common Stock, the “Common Stock”), voting together as a single class (with each share of Class A Common Stock entitled to one vote per share and each share of Class B Common Stock entitled to 10 votes per share), voting in favor of the Proposed Amendments, assuming a quorum is present, (collectively, the “Required Vote”), and

•	the minimum number of shares of Class A Common Stock, having been validly tendered and not validly withdrawn in the JS Acquisition Tender Offer;

•
Proxy Solicitations: The Company is also soliciting proxies (the “Proxy Solicitations”) from holders of Existing Preferred Stock and Common Stock to vote for the Proposed Amendments. The Company is not seeking proxies with respect to the Merger (as defined below). Mr. Smulyan directly owns shares of Common Stock entitling him to cast approximately 60.0% of the votes able to be cast by holders of Common Stock at the special meeting. Under the Alden Purchase Agreement, Mr. Smulyan has agreed to vote his shares of Common Stock in favor of the proposal to adopt the Proposed Amendments, so the proposal will be approved by the holders of the Common Stock. The Alden Fund directly owns approximately 41.4% of the outstanding Existing Preferred Stock. Under the Alden Purchase Agreement, the Alden Fund has agreed to vote its shares of Existing Preferred Stock in favor of the proposal to adopt the Proposed Amendments;

•
Merger Proxy Solicitation: If the JS Acquisition Tender Offer and this Exchange Offer are completed and the Proposed Amendments are adopted and effected, to the extent required by Indiana law, the Company will seek the affirmative votes of holders of Common Stock (a majority of which will be beneficially owned, following the JS Acquisition Tender Offer, by JS Acquisition) to approve a merger of JS Acquisition with and into Emmis, with Emmis surviving the merger as a subsidiary of JS Parent, with Mr. Smulyan holding all of the shares of a newly issued class of voting common stock of Emmis and JS Parent holding all of the shares of a newly issued class of non-voting common stock of Emmis.

•	The Merger: Once the Merger is approved, we will complete the Merger, in which:
•	immediately prior to the effective time of the Merger:
•
Mr. Smulyan will retain 9,755 shares of Class A Common Stock directly, 190,245 shares of Class B Common Stock directly (which he will convert into Class A Common Stock immediately prior to the Merger) and 8,441 shares of Class A Common Stock in Emmis’ 401(k) plan, and The Smulyan Family Foundation will retain 30,625 shares of Class A Common Stock (collectively, the “Retained Shares”);

•
all shares of Class A Common stock held by the Purchaser Group (other than Retained Shares) and each Rollover Share of the Rolling Shareholders will be contributed to Emmis and cancelled, in satisfaction of each’s respective obligations under the Alden Purchase Agreement and the Rollover Agreement and in consideration for JS Parent Common Interests; and

•
all shares of Class B Common Stock (other than Retained Shares), all of which are held by Mr. Smulyan, and all of the stock options held by Mr. Smulyan, will be contributed to Emmis and cancelled, in satisfaction of his obligations to under the Alden Purchase Agreement, and in consideration for JS Parent Common Interests.

•
each share of Class A Common Stock remaining outstanding, including the Retained Shares, will be converted into the right to receive $2.40 in cash (without interest and less any applicable withholding taxes) from Emmis;

•
all remaining outstanding options to purchase Class A Common Stock, will vest if unvested, and each option with an exercise price of less than $2.40 per share (without interest and less any applicable withholding taxes) will be converted into the right to receive an amount of cash per option equal to $2.40 (without interest and less any applicable withholding taxes) minus the exercise price of the option, and all other options will be cancelled;

•
each outstanding share of Existing Preferred Stock held by the Alden Fund will be converted into New Notes at a rate of $30.00 principal amount of New Notes per $50.00 of liquidation preference of Existing Preferred Stock, excluding accrued and unpaid dividends;

•
each other outstanding share of Existing Preferred Stock will be converted into the right to receive $5.856 in cash (without interest and less any applicable withholding taxes) from Emmis, which is equal to the conversion rate of the Existing Preferred Stock of 2.44 shares of Class A Common Stock per share times the $2.40 in cash (without interest and less any applicable withholding taxes) per share of Class A Common Stock that is being offered in the JS Acquisition Tender Offer;

•	each share of JS Acquisition Class A Common Stock will be converted into one share of new nonvoting common stock of Emmis; and
•	each share of JS Acquisition Class B Common Stock will be converted into one share of new voting common stock of Emmis.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2010, we have recorded approximately $360.0 in goodwill and FCC licenses, which represents approximately 73% of our total assets.
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
Valuation of Indefinite-lived Broadcasting Licenses
Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control.
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
Results of Operations for the Three-month Periods Ended May 31, 2010, Compared to May 31, 2009
Net revenues:

	Three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Net revenues:
Radio	$43,547	$44,364	$817	1.9%
Publishing	16,251	15,976	(275)	(1.7)%

Total net revenues	$59,798	$60,340	$542	0.9%

Radio net revenues increased in the three-month period ended May 31, 2010 as compared to the same period of the prior year principally due to the continued improvement in the general pace of business. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 5.7% for the three-month period ended May 31, 2010 as compared to the same period of the prior year. Our gross revenues as reported to Miller Kaplan fell short of the performance of the markets in which we operate, posting an increase of 3.1% compared to the prior year. Our gross revenues grew more than the market average in three markets (New York, Indianapolis and Austin) and trailed the market average in three markets (Los Angeles, Chicago and St. Louis). Revenue declines at KPWR in Los Angeles and in our Chicago radio cluster caused us to fall short of the performance of the markets in which we operate. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the three-month period ended May 31, 2010 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was unchanged and our inventory utilization was up 2%.
Publishing net revenues declined in the three-months period ended May 31, 2010 as compared to the same period of the prior year. Advertising revenues fell approximately 3% in the quarter with declines in several key categories such as real estate, travel and local retail eclipsing the significant improvements in other categories such as automotive and financial. In general, advertising revenues at our larger publications (i.e., Texas Monthly, Los Angeles Magazine, Country Sampler) showed signs of stabilization and/or improvement during the quarter, relative to the same period in the prior year. However, we continued to face challenging market conditions at our other four magazines. The moderate decline in publishing advertising revenue was partially offset by a 4% improvement in circulation revenue, compared to the same period in the prior year, largely due to stronger newsstand sales.
Station operating expenses, excluding depreciation and amortization expense:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Station operating expenses, excluding depreciation and amortization expense:
Radio	$36,028	$33,036	$(2,992)	(8.3)%
Publishing	16,622	15,867	(755)	(4.5)%

Total station operating expenses, excluding depreciation and amortization expense	$52,650	$48,903	$(3,747)	(7.1)%

Radio and publishing operating expenses, excluding depreciation and amortization expense, decreased in the three-month period ended May 31, 2010 principally due to the effect of company-wide cost reduction measures implemented throughout our prior fiscal year.
Corporate expenses, excluding depreciation and amortization expense:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Corporate expenses excluding depreciation and amortization expense	$3,890	$5,178	$1,288	33.1%
Corporate expenses increased in the three-month period ended May 31, 2010 mostly due to costs incurred by the Company associated with the potential going private transaction discussed in Note 8 to the accompanying condensed consolidated financial statements.

Restructuring charge:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Restructuring charge	$3,350	$—	$(3,350)	(100.0)%
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
Impairment loss:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Impairment loss	$3,661	$—	$(3,661)	(100.0)%
During the first quarter of fiscal 2010, Emmis purchased the remaining ownership interests of its two majority owned radio networks in Bulgaria. Approximately $3.7 million of the purchase price related to these acquisitions was allocated to goodwill, which was then determined to be substantially impaired.
During the quarter ended May 31, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted.
Depreciation and amortization:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Depreciation and amortization:
Radio	$2,121	$1,935	$(186)	(8.8)%
Publishing	253	132	(121)	(47.8)%
Corporate	395	354	(41)	(10.4)%

Total depreciation and amortization	$2,769	$2,421	$(348)	(12.6)%

Substantially all of the decrease in radio depreciation and amortization relates to lower amortization of the Company’s foreign intangible assets as a result of impairment losses recorded pursuant to our impairment reviews in the prior fiscal year.
Substantially all of the decrease in publishing depreciation and amortization relates to lower amortization of the Company’s Orange Coast intangible assets as a result of impairment losses recorded pursuant to our impairment reviews in the prior fiscal year.

Operating income (loss):

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Operating income (loss):
Radio	$325	$9,393	$9,068	2790.2%
Publishing	(1,365)	(23)	1,342	98.3%
Corporate	(5,324)	(5,532)	(208)	(3.9)%

Total operating income (loss):	$(6,364)	$3,838	$10,202	160.3%

The increase in operating income is mostly attributable to the impairment loss and restructuring charge incurred during the three months ended May 31, 2009, but not duplicated in the current fiscal year. Excluding these items, operating income would have increased $3.2 million, principally due to lower station operating expenses, excluding depreciation and amortization as discussed above.
Interest expense:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Interest expense	$5,604	$5,680	$76	1.4%
Although we reduced the principal amount of our Credit Agreement debt through a series of Dutch auction tenders during the quarter ended May 31, 2009 (discussed below), the decrease in interest expense resulting from principal reductions was offset by a 2% interest rate increase on our Credit Agreement debt as a result of an amendment to the Credit Agreement in August 2009.
Gain on debt extinguishment:

	For the three months ended May 31,
	2009	2010	$ Change
	(As reported, amounts in thousands)

Gain on debt extinguishment	$31,905	$—	$(31,905)
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

Provision (benefit) for income taxes:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Provision (benefit) for income taxes	$5,316	$(1,408)	$(6,724)	(126.5)%
During the quarter ended May 31, 2010, the Company recorded a benefit for income taxes of approximately $2.0 million related to an interest rate swap agreement that matured in the quarter. A full valuation allowance was previously established for the deferred tax asset related to the interest rate swap agreement and was realized during the quarter. This benefit had previously been recorded in accumulated other comprehensive income (loss) pending the maturity of the swap agreement. The Company had pre-tax income in the same quarter of the prior year solely because of the gain on debt extinguishment of $31.9 million, which was nonrecurring in the current fiscal year.
(Gain) loss from discontinued operations, net of tax:

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Gain (loss) from discontinued operations, net of tax	$757	$(257)	$(1,014)	(133.9)%
Our Hungarian radio operations and Belgium radio operations have been classified as discontinued operations in the accompanying condensed consolidated statements. The decrease in income from discontinued operations, net of tax mostly relates to the cessation of Hungarian radio operation in November 2009. See Note 1 to the accompanying condensed consolidated financial statements for more discussion of the results of operations of these businesses.
Consolidated net income (loss):

	For the three months ended May 31,
	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)

Consolidated net income (loss)	$15,692	$(704)	$(16,396)	(104.5%)
The decrease in net income mostly relates to the gain on debt extinguishment of $31.9 million, partially offset by the impairment loss and restructuring charge of $3.7 million and $3.4 million, respectively, incurred during the three months ended May 31, 2009. These items were nonrecurring in the three months ended May 31, 2010. Excluding these items, the consolidated net loss would have decreased $8.5 million from the same period of the prior year. This decrease primarily relates to the change in our income tax provision/benefit coupled with lower station operating expenses, excluding depreciation and amortization expense, both of which are discussed above.
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

At May 31, 2010, we had cash and cash equivalents of $6.7 million and net working capital of $19.3 million. At February 28, 2010, we had cash and cash equivalents of $6.8 million and net working capital of $17.7 million. Cash and cash equivalents held at various European banking institutions at February 28, 2010 and May 31, 2010 was $3.6 million and $3.9 million, respectively. Of the $3.9 million of cash held at various European banking institutions at May 31, 2010, approximately $0.4 million relates to Slager and is classified as current assets — discontinued operations in the accompanying condensed consolidated balance sheets. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.
The Company has two separate interest rate exchange agreements, whereby the Company pays a fixed rate on $175 million of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparty to these agreements is Deutsche Bank.
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $11.4 million at May 31, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2010, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Under the terms of the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement) through September 1, 2011. Subsequent to September 1, 2011, the Company must meet the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of May 31, 2010. Our Liquidity (as defined in the Credit Agreement) as of May 31, 2010 was $13.7 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of May 31, 2010 was as follows:

	As of May 31, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$23,200	$26,774

[1]	(as defined in the Credit Agreement)

Operating Activities
Cash used in operating activities was $3.0 million for the three-month period ended May 31, 2010 versus cash provided by operating activities of $19.6 million in the same period of the prior year. The decrease in cash flows from operating activities is mostly due to the receipt of $10.2 million related to our national representation performance guarantee and the receipt of $14.0 million for the first two years of LMA fees for KXOS-FM, both of which were nonrecurring events in the three months ended May 31, 2009.
Investing Activities
Cash used in investing activities was $0.7 million for the three-month period ended May 31, 2010 versus cash provided by investing activities of $3.7 million in the same period of the prior year. During the three-month period ended May 31, 2009, the Company completed the sale of its airplane and received $9.0 million in proceeds. This was partially offset by the $4.9 million purchase of our noncontrolling partners’ ownership interests in two of our Bulgarian radio networks and $0.6 million of capital expenditures. During the three-month period ended May 31, 2010, the Company’s main investing activity was capital expenditures, which totaled $0.7 million. Investing activities generally include capital expenditures and business acquisitions and dispositions.
We expect capital expenditures related to continuing operations to be approximately $5.0 million in the current fiscal year, compared to $4.8 million in fiscal 2010. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
Cash provided by financing activities was $3.8 million for the three-month period ended May 31, 2010, versus cash used in financing activities of $44.2 million in the same period of the prior year. Cash used in financing activities in the three-month period ended May 31, 2009 primarily relates to the net debt repayments of $40.5 million under our Credit Agreement, $1.0 million of debt related costs, and $2.6 million used to pay distributions to noncontrolling interests ($2.0 million of which is related to Slager and thus classified as discontinued operations). Cash provided by financing activities for the three-month period ended May 31, 2010 primarily relates to the $5.2 million of net borrowings of debt under our Credit Agreement partially offset by $1.3 million used to pay cash distributions to noncontrolling interests ($0.4 million of which is related to Slager and thus classified as discontinued operations). Our financing activities for the three-month period ended May 31, 2009, were funded by cash generated by operating activities, remaining cash from our sale of WVUE-TV in July 2008 and the sale of our corporate airplane.
As of May 31, 2010, Emmis had $346.3 million of borrowings under its senior credit facility ($3.4 million current and $342.9 million long-term) and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2010, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.4%.

The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $3.4 million, solely comprised of repayments of term notes under our Credit Agreement. Although the Credit Agreement bears interest at variable rates, we have two separate interest rate exchange agreements that effectively fix the rate we will pay on $175 million of outstanding debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) over the next twelve months is expected to be $9.4 million. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of May 31, 2010, cumulative preferred dividends in arrears total $13.7 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remained unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. No nominations for these director positions were submitted for the 2010 annual meeting of shareholders. Thus, the two director positions will remain vacant until the next meeting of shareholders, unless the 2010 annual meeting is delayed for such a time as to trigger the right of the holders of the Preferred Stock to submit new nominations in accordance with our bylaws. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
At July 6, 2010, we had $8.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2010. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
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

Regulatory, Legal and Other Matters
Shareholder Litigation
On April 26, 2010, JS Acquisition announced its intention to commence the proposed tender offer. Thereafter, a number of purported class actions were filed against various combinations of Emmis, JS Acquisition, Alden, and members of the board of directors concerning the proposed tender offer. Emmis is aware of the following seven class action lawsuits:
•
Fritzi Ross, on behalf of herself and all others similarly situated vs. Jeffrey H. Smulyan, Susan B. Bayh, Gary L. Kaseff, Richard A. Leventhal, Peter A. Lund, Greg A. Nathanson, Lawrence B. Sorrel, Patrick M. Walsh, Emmis Communications Corporation, JS Acquisition, Inc., and Alden Global Capital; Cause No. 49D13 1004 MF 019005, filed April 27, 2010;

•
Charles Hinkle, on behalf of himself and all others similarly situated vs. Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Jeffrey H. Smulyan, Lawrence Sorrel, Patrick Walsh, and Emmis Communications Corporation; Cause No. 49D10 1004 PL 019747, filed April 30, 2010;

•
William McQueen, on behalf of himself and all others similarly situated vs. Jeffrey H. Smulyan, Susan B. Bayh, Gary L. Kaseff, Richard A. Leventhal, Peter A. Lund, Greg A. Nathanson, Lawrence B. Sorrel, Patrick M. Walsh, JS Acquisition, Inc., and Alden Global Capital; Cause No. 49D02 1005 MF 020013, filed May 3, 2010;

•
David Jarosclawicz, on behalf of himself and all others similarly situated vs. Jeffrey H. Smulyan, Susan B. Bayh,Gary L. Kaseff, Richard A. Leventhal, Peter A. Lund, Greg A. Nathanson, Lawrence B. Sorrel, Patrick M. Walsh, JS Acquisition, Incorporated, and Emmis Communications Corporation; Cause No. 49D03 1005 PL 020506, filed May 6, 2010;

•
Timothy Stabosz, on behalf of himself and all others similarly situated vs. Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Jeffrey H. Smulyan, Lawrence Sorrel, Patrick Walsh, and Emmis Communications Corporation; Cause No. 49D11 1005 PL 021432, filed May 12, 2010;

•
Richard Frank, on behalf of himself and all others similarly situated v. Jeffrey H. Smulyan, Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Lawrence Sorrel, Patrick Walsh, Emmis Communications Corporation, JS Acquisition, Inc., JS Acquisition, LLC, and Alden Global Capital; Cause No. 49D10 1006 PL 025149, filed June 4, 2010; and

•
Ted Primich, on behalf of himself and all others similarly situated v. Jeffrey Smulyan, Patrick Walsh, Susan Bayh, Gary Kaseff, Richard Leventhal, Lawrence Sorrel, Greg Nathanson, Peter Lund, Emmis Communications Corporation, JS Acquisition, Inc., and JS Acquisition, LLC; Action No. 1:10-cv-0782SEB-TAB, in the United States District Court for the Southern District of Indiana, filed June 18, 2010.

In those cases where Defendants have been served, Defendants have been granted automatic 30-day extensions, pursuant to Court rules, to respond to the complaints.
On May 6, 2010, Plaintiffs in the Jarosclawicz action served initial discovery requests on Defendants.
On May 10, 2010, Plaintiffs in the Ross and McQueen actions moved to consolidate those two actions into one and also moved for the appointment of Brower Piven, A Professional Corporation and Kroger Gardis & Regas, LLP as Interim Co-Lead Counsel. By order dated May 11, 2010, the Court conditionally approved the consolidation and set a hearing for June 1, 2010 on the issue of lead counsel.

On May 14, 2010, Plaintiffs in the Stabosz action served initial discovery requests on Defendants.
On May 20, 2010, Plaintiffs in the Stabosz action filed a Motion for Expedited Response to certain document requests.
On May 20, 2010, Plaintiffs in the Hinkle, Jarosclawicz, and Stabosz actions moved to consolidate those actions into the Ross/McQueen action.
On May 21, 2010, certain of the Defendants in the Ross action filed a Motion for Change of Venue from the Judge. By Order dated May 24, 2010, the Court granted the motion, and a new judge has qualified.
On May 26, 2010, the law firms representing the Stabosz and Hinkle Plaintiffs filed in the Ross, Stabosz, and Hinkle actions motions to appoint Cohen & Malad LLP and Wolf Popper LLP as co-lead counsel and in opposition to the appointment of Brower Piven and Kroger Gardis & Regas, LLP as co-lead counsel.
On May 28, 2010, the law firms representing the plaintiffs in the Ross and McQueen cases filed a memorandum in opposition to the consolidation of the Stabosz, Hinkle and Jarosclawicz cases and further moved to stay those two actions. In addition, those firms moved for expedited discovery from the defendants.
Also on May 28, 2010, the plaintiff in Hinkle filed an emergency motion for preliminary injunction to enjoin the defendants from taking any steps to complete the transaction. That plaintiff also requested expedited discovery from the defendants and the setting of an expedited briefing schedule.
On June 4, 2010, a sixth purported class action complaint was filed, styled Richard Frank v. Jeffrey H. Smulyan, Susan Bayh, Gary Kaseff, Richard Leventhal, Peter Lund, Greg Nathanson, Lawrence Sorrel, Patrick Walsh, Emmis Communications Corporation, JS Acquisition, Inc., JS Acquisition, LLC, and Alden Global Capital, Cause No. 49D10 1006 PL 025149. Like the five previously filed actions, the Frank action was filed in the Marion Superior Court in Indiana. Since that time, Plaintiff Frank has filed motions seeking to have his case consolidated into the Ross matter and to have his counsel appointed as lead counsel for a Preferred Stock Class, the latter having been opposed by Plaintiffs Hinkle and Stabosz. The motions filed by Plaintiff Frank remain pending.
On June 8, 2010, Defendants filed an Objection to Plaintiffs’ Motion for Expedited Discovery. Also on June 8, Plaintiffs in the Hinkle and Stabosz actions filed Amended Complaints.
On June 9, 2010, the Court in the Ross action granted Plaintiffs’ Motion to Consolidate Related Actions, consolidating the Hinkle, McQueen, Jarosclawicz, and Stabosz actions into the Ross action before Judge Moberly. The consolidated action was re-captioned In re: Emmis Shareholder Litigation by order of the Court dated June 15, 2010. Also, on June 9, 2010, Plaintiffs Stabosz and Hinkle filed a Reply in Further Support of Their Motions for Expedited Discovery and Preliminary Injunction.
On June 10, 2010, Defendants moved to dismiss the five consolidated purported class actions.
On June 11, 2010, Defendants filed a Sur-Reply in Opposition to Motions for Expedited Discovery by Plaintiffs Stabosz and Hinkle.
On June 14, 2010, Plaintiffs Stabosz and Hinkle filed their Response to Defendants’ Sur-Reply in Opposition to Motions for Expedited Discovery.

On June 15, 2010, the Court issued an Order Appointing Cohen & Malad, LLP and Wolf Popper LLP as Co-Lead Counsel for Plaintiffs, and also issued an Order Granting Plaintiff’s Motion to Expedite Response to Document Requests and For Four Depositions of Defendants and their Representatives Relating to Emergency Motion for Preliminary Injunction. The parties currently are exchanging discovery in accordance with the latter order pursuant to an agreed-upon schedule.
On June 18, 2010, a seventh purported class action complaint was filed, styled Ted Primich v. Jeffrey Smulyan, Patrick Walsh, Susan Bayh, Gary Kaseff, Richard Leventhal, Lawrence Sorrel, Greg Nathanson, Peter Lund, Emmis Communications Corporation, JS Acquisition, Inc., and JS Acquisition, LLC, action number 1:10-cv-0782SEB-TAB, in the United States District Court for the Southern District of Indiana.
On June 25, 2010, Alden filed a joinder in the Motion to Dismiss filed on June 10, 2010. The joinder was filed in the four actions in which Alden was named as a defendant — the Ross, Hinkle, McQueen, and Stabosz actions.
The parties agreed to a Stipulation and Proposed Order Relating to the Scheduling of Depositions, Briefing, and Hearing on Plaintiffs’ Emergency Motion for Preliminary Injunction and Defendants’ Motion to Dismiss (the “Scheduling Stipulation”) in In re: Emmis Shareholder Litigation, which was entered by the Court on July 2, 2010. Pursuant to the Scheduling Stipulation, depositions were taken and concluded by June 30, 2010.
On July 3, 2010, also pursuant to the Scheduling Stipulation, Plaintiffs served on Defendants their Memorandum of Law in Support of Their Motion for Preliminary Injunction and in Opposition to Defendants’ Motion to Dismiss. Pursuant to the Scheduling Stipulation, Defendants’ response is due on July 10, 2010, and Plaintiff’s reply is due on July 14, 2010.
A hearing on Plaintiffs’ motion for preliminary injunction in In re: Emmis Shareholder Litigation has been scheduled for July 19, 2010.
In addition, several law firms and investor advocacy groups that have not appeared in the above-listed lawsuits, including but not limited to Finkelstein Thompson LLP, the Law Offices of Howard G. Smith, Levi & Korinsky, LLP, Rigrodsky & Long, P.A., Tripp Levy PLLC, Wolf Haldenstein Adler Freeman & Herz LLP and the Shareholders Foundation, Inc., have commenced investigations into potential claims with respect to the Transactions.
Other Litigation and Regulatory Proceedings
The Company is a party to various other legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2010 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of various legal proceedings pending against the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three-month period ended May 31, 2010, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There was, however, withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended May 31, 2010:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
March 1, 2010 – March 31, 2010	87,463	0.90	—	$36,150,565
April 1, 2010 – April 30, 2010	22	2.32	—	$36,150,565
May 1, 2010 – May 31, 2010	—	N/A	—	$36,150,565

	87,485		—

Item 6. Exhibits
(a) Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

2.1	Agreement and Plan of Merger, dated May 25, 2010, by and among the Company, JS Parent and JS Acquisition, incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed May 27, 2010.

3.1
Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed May 27, 2010.

4.1
Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Employment Agreement with Richard F. Cummings dated March 1, 2010, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2010.+

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

*	Filed with this report.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 15, 2010	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer