Form 10-Q
period 2010-08-31
EMMIS COMMUNICATIONS CORP
filed 2010-10-15
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
EMMIS COMMUNICATIONS CORPORATION
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
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 11, 2010, was:

32,913,373	Shares of Class A Common Stock, $.01 Par Value
4,930,680	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2010	2009	2010
NET REVENUES	$64,207	$66,846	$124,005	$127,186
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,357, $2,037, $4,731 and $4,104, respectively	52,519	51,403	105,169	100,306
Corporate expenses excluding depreciation and amortization expense of $380, $346, $775 and $700, respectively	3,192	4,697	7,082	9,875
Restructuring charge	—	—	3,350	—
Impairment loss	170,981	—	174,642	—
Depreciation and amortization	2,737	2,383	5,506	4,804
(Gain) loss on disposal of assets	10	—	(148)	—

Total operating expenses	229,439	58,483	295,601	114,985

OPERATING INCOME (LOSS)	(165,232)	8,363	(171,596)	12,201

OTHER INCOME (EXPENSE):
Interest expense	(5,320)	(5,209)	(10,924)	(10,889)
Gain (loss) on debt extinguishment	(543)	—	31,362	—
Other income (expense), net	(39)	(93)	275	(106)

Total other income (expense)	(5,902)	(5,302)	20,713	(10,995)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(171,134)	3,061	(150,883)	1,206

PROVISION (BENEFIT) FOR INCOME TAXES	(38,530)	1,726	(33,214)	318

INCOME (LOSS) FROM CONTINUING OPERATIONS	(132,604)	1,335	(117,669)	888

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(516)	40	(1,273)	297

CONSOLIDATED NET INCOME (LOSS)	(132,088)	1,295	(116,396)	591

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,279	1,225	2,789	2,058

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(133,367)	70	(119,185)	(1,467)

PREFERRED STOCK DIVIDENDS	2,194	2,408	4,389	4,780

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(135,561)	$(2,338)	$(123,574)	$(6,247)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2010	2009	2010

Amounts attributable to common shareholders:
Continuing operations	$(135,890)	$(2,330)	$(124,156)	$(6,227)
Discontinued operations	329	(8)	582	(20)

Net loss attributable to common shareholders	$(135,561)	$(2,338)	$(123,574)	$(6,247)

Basic net loss per share attributable to common shareholders:
Continuing operations	$(3.68)	$(0.06)	$(3.36)	$(0.16)
Discontinued operations, net of tax	0.01	—	0.01	(0.01)

Net loss attributable to common shareholders	$(3.67)	$(0.06)	$(3.35)	$(0.17)

Basic weighted average common shares outstanding	36,949	37,844	36,938	37,782

Diluted net loss per share attributable to common shareholders:
Continuing operations	$(3.68)	$(0.06)	$(3.36)	$(0.16)
Discontinued operations, net of tax	0.01	—	0.01	(0.01)

Net loss attributable to common shareholders	$(3.67)	$(0.06)	$(3.35)	$(0.17)

Diluted weighted average common shares outstanding	36,949	37,844	36,938	37,782
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		August 31,
	February 28,	2010
	2010	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,814	$7,456
Accounts receivable, net	36,834	40,281
Prepaid expenses	15,248	15,474
Income tax receivable	7,381	7,137
Other current assets	2,234	1,498
Current assets — discontinued operations	6,052	2,807

Total current assets	74,563	74,653

PROPERTY AND EQUIPMENT, NET	50,204	46,858
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	335,801	335,801
Goodwill	24,175	24,175
Other intangibles, net	3,833	3,259

Total intangible assets	363,809	363,235

OTHER ASSETS, NET	9,454	9,124

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	138	18

Total assets	$498,168	$493,888

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		August 31,
	February 28,	2010
	2010	(Unaudited)

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,062	$9,798
Current maturities of long-term debt	3,413	3,386
Accrued salaries and commissions	6,475	7,950
Accrued interest	4,513	3,467
Deferred revenue	24,269	22,091
Other current liabilities	5,728	6,809
Current liabilities — discontinued operations	2,381	902

Total current liabilities	56,841	54,403

LONG-TERM DEBT, NET OF CURRENT MATURITIES	337,758	340,082

OTHER NONCURRENT LIABILITIES	19,342	14,251

DEFERRED INCOME TAXES	73,305	76,160

Total liabilities	487,246	484,896

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2010 AND AUGUST 31, 2010	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,661,550 shares at February 28, 2010 and 32,913,373 shares at August 31, 2010	327	329
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,680 shares at February 28, 2010 and August 31, 2010	49	49
Additional paid-in capital	527,120	528,126
Accumulated deficit	(705,135)	(706,602)
Accumulated other comprehensive loss	(1,320)	(2,675)

Total shareholders’ deficit	(178,959)	(180,773)

NONCONTROLLING INTERESTS	49,422	49,306

Total deficit	(129,537)	(131,467)

Total liabilities and deficit	$498,168	$493,888

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit

BALANCE, FEBRUARY 28, 2010	32,661,550	$327	4,930,680	$49	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

Issuance of Common Stock to employees and officers and related income tax benefits	251,823	2	—	—	1,006	—	—	—	1,008
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,882)	(1,882)

Comprehensive Loss:
Net income (loss)	—	—	—	—	—	(1,467)	—	2,058
Change in value of derivative instrument and related income tax effects	—	—	—	—	—	—	81	—
Cumulative translation adjustment	—	—	—	—	—	—	(1,436)	(292)
Total comprehensive loss	—	—	—	—	—	—	—	—	(1,056)

BALANCE, AUGUST 31, 2010	32,913,373	$329	4,930,680	$49	$528,126	$(706,602)	$(2,675)	$49,306	$(131,467)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(116,396)	$591
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities —
Discontinued operations	(1,273)	297
Impairment loss	174,642	—
Depreciation and amortization	5,776	5,396
Gain on debt extinguishment	(31,362)	—
Provision for bad debts	1,319	317
Provision (benefit) for deferred income taxes	(33,757)	931
Noncash compensation	1,106	1,109
Gain on sale of assets	(148)	—
Changes in assets and liabilities —
Accounts receivable	62	(4,373)
Prepaid expenses and other current assets	12,103	609
Other assets	(289)	(293)
Accounts payable and accrued liabilities	(5,285)	386
Deferred revenue	7,061	(2,178)
Income taxes	(1,728)	(269)
Other liabilities	4,273	(1,463)
Net cash provided by operating activities — discontinued operations	6,290	1,589

Net cash provided by operating activities	22,394	2,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,314)	(1,744)
Cash paid for acquisitions	(4,882)	—
Proceeds from the sale of assets	9,108	—
Other	51	18
Net cash used in investing activities — discontinued operations	(246)	—

Net cash provided by (used in) investing activities	2,717	(1,726)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(116,633)	(8,694)
Proceeds from long-term debt	75,235	11,000
Debt-related costs	(4,810)	—
Payments of dividends and distributions to noncontrolling interests	(1,797)	(1,496)
Settlement of tax withholding obligations on stock issued to employees	(25)	(82)
Net cash used in financing activities — discontinued operations	(2,042)	(386)

Net cash provided by (used in) financing activities	(50,072)	342

Effect of exchange rates on cash and cash equivalents	(1,320)	(623)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,281)	642

CASH AND CASH EQUIVALENTS:
Beginning of period	40,746	6,814

End of period	$14,465	$7,456

SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$9,889	$11,343
Income taxes, net of refunds	2,543	334

Noncash financing transactions —
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,097	1,088

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired	$4,882
Cash paid	(4,882)

Liabilities recorded	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2010
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2010, and the results of its operations for the three-month and six-month periods ended August 31, 2009 and 2010 and cash flows for the six-month periods ended August 31, 2009 and 2010.
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2009 and 2010, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2010	2009	2010
	(shares in 000’s)		(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	6,854	6,854	6,854	6,854
Stock options and restricted stock awards	10,100	7,597	10,080	7,445

Antidilutive common share equivalents	16,954	14,451	16,934	14,299

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2010	2009	2010
Income (loss) from discontinued operations:
Slager	$591	$(40)	$2,234	$(297)
Belgium	(383)	—	(944)	—
Other	(10)	—	(37)	—

Total	198	(40)	1,253	(297)
Less: Provision for income taxes	102	—	400	—

Income (loss) from discontinued operations, net of tax	96	(40)	853	(297)

Gain on sale of discontinued operations:
Belgium	420	—	420	—

Income (loss) from discontinued operations, net of tax	$516	$(40)	$1,273	$(297)

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2010		As of August 31, 2010
	Slager	Other	Slager	Other
Current assets:
Accounts receivable, net	$3,299	$—	$112	$—
Prepaid expenses	180	—	22	—
Income tax receivable	1,237	—	1,539	—
Other	1,336	—	1,134	—

Total current assets	6,052	—	2,807	—

Noncurrent assets:
Other noncurrent assets	138	—	18	—

Total noncurrent assets	138	—	18	—

Total assets	$6,190	$—	$2,825	$—

Current liabilities:
Accounts payable and accrued expenses	$1,565	$303	$457	$303
Deferred revenue	513	—	142	—

Total current liabilities	$2,078	$303	$599	$303

Discontinued Operation — Slager
On October 28, 2009, the Hungarian National Radio and Television Board (the “ORTT”) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager Radio Co. PLtd. (“Slager”). Slager ceased broadcasting effective November 19, 2009. We have initiated a series of legal actions in both the Hungarian and international forums, but we cannot predict the outcome of these efforts.

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	For the three months ended August 31,		For the six months ended August 31,
	2009	2010	2009	2010

Net revenues	$3,763	$13	$6,394	$20
Station operating expenses, excluding depreciation and amortization expense	2,264	149	4,135	576
Depreciation and amortization	415	—	808	—
Other income (expense)	(477)	96	814	259
Income (loss) before taxes	591	(40)	2,234	(297)
Provision for income taxes	102	—	400	—
Net income (loss) attributable to minority interests	187	(32)	691	(277)
Discontinued Operation — Belgium
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the six months ended August 31, 2009. Belgium had historically been included in the radio segment. Belgium had no assets or liabilities as of February 28, 2010 and August 31, 2010. The following table summarizes certain operating results for Belgium for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2009	2010	2009	2010

Net revenues	$362	$—	$703	$—
Station operating expenses, excluding depreciation and amortization expense	727	—	1,647	—
Loss before income taxes	383	—	944	—
Uncertain Tax Positions
The Company recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of August 31, 2010, we had approximately $0.8 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the three months and six months ended August 31, 2010, the Company recorded an expense for unrecognized tax benefits, interest and penalties of less than $0.1 million, respectively. As of August 31, 2010, the Company had a liability of $0.1 million for accrued interest and penalties related to unrecognized tax benefits. The Company estimates the possible change in unrecognized tax benefits prior to August 31, 2011 could be a reduction of up to $0.6 million due to settlement of ongoing audits.
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2010 presentation. The reclassifications have no impact on net income previously reported.

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
The amounts recorded as share based compensation expense primarily relate to annual stock option and restricted stock grants, but may also include restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, and Company matches of common stock in our 401(k) plan.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2009 and 2010:

	Six Months Ended August 31,
	2009	2010
Risk-Free Interest Rate:	2.3% – 2.7%	2.9%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0 – 6.5	6.5
Expected Volatility:	72.3% – 89.7%	98.9%
The following table presents a summary of the Company’s stock options outstanding at August 31, 2010, and stock option activity during the six months ended August 31, 2010 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	9,038,076	$10.18
Granted	85,000	0.90
Exercised (1)	—	—
Forfeited	31,623	0.77
Expired	471,128	22.66

Outstanding, end of period	8,620,325	9.44	5.3	$2,487
Exercisable, end of period	5,737,057	13.80	3.6	$15

(1)
No options were exercised during the six months ended August 31, 2010; thus, the Company did not record an income tax benefit related to option exercises. The income tax benefit associated with the options exercised in the six months ended August 31, 2009 was immaterial.

The weighted average grant date fair value of options granted during the six months ended August 31, 2009 and 2010, was $0.19 and $0.73, respectively.
A summary of the Company’s nonvested options at August 31, 2010, and changes during the six months ended August 31, 2010, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	3,235,738	$0.78
Granted	85,000	0.73
Vested	407,678	2.74
Forfeited	29,792	0.53

Nonvested, end of period	2,883,268	0.50
There were 1.9 million shares available for future grants under the Company’s various equity plans at August 31, 2010. The vesting dates of outstanding options at August 31, 2010 range from March 2011 to March 2013, and expiration dates range from March 2011 to March 2020.
Restricted Stock Awards
The Company granted restricted stock awards to employees and directors of the Company in lieu of certain stock option grants from 2005 through 2008. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date. Restricted stock granted during the six months ended August 31, 2010 mostly relates to shares granted for the Company’s match of common stock in our 401(k) plan. Any restrictions on the shares granted related to the 401(k) plan are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2010, and restricted stock activity during the six months ended August 31, 2010 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	398,363	$5.02
Granted	254,275	2.22
Vested (restriction lapsed)	483,995	4.08
Forfeited	2,083	2.95

Grants outstanding, end of period	166,560	3.51
The total grant date fair value of shares vested during the six months ended August 31, 2009 and 2010 was $2.2 million and $2.0 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and six months ended August 31, 2009 and 2010:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2009	2010	2009	2010

Station operating expenses	$176	$87	$339	$518
Corporate expenses	379	279	767	591

Stock-based compensation expense included in operating expenses	555	366	1,106	1,109
Tax benefit	—	—	—	—

Recognized stock-based compensation expense, net of tax	$555	$366	$1,106	$1,109

As of August 31, 2010, there was $0.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.
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
The carrying amounts of the Company’s FCC licenses were $335.8 million as of February 28, 2010 and August 31, 2010. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended August 31, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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

Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions.
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
As of February 28, 2010 and August 31, 2010, the carrying amount of the Company’s goodwill was $24.2 million. As of February 28, 2010 and August 31, 2010, approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.
Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2010 and August 31, 2010:

		February 28, 2010			August 31, 2010
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.8	$8,716	$5,230	$3,486	$8,716	$5,780	$2,936
Trademarks	37.8	749	458	291	749	470	279
Favorable Office Leases	6.4	688	632	56	688	644	44

TOTAL		$10,153	$6,320	$3,833	$10,153	$6,894	$3,259

Total amortization expense from definite-lived intangibles for the three months ended August 31, 2009 and 2010, was $0.5 million and $0.3 million, respectively. Total amortization expense from definite-lived intangibles for the six months ended August 31, 2009 and 2010, was $1.1 million and $0.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2011	$1,165
2012	1,183
2013	1,171
2014	113
2015	18
Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.4 million at August 31, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K/A for the year ended February 28, 2010, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Under the terms of the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement) through September 1, 2011. Subsequent to September 1, 2011, the Company must meet the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of August 31, 2010. Our Liquidity (as defined in the Credit Agreement) as of August 31, 2010 was $15.1 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of August 31, 2010 was as follows:

	As of August 31, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$22,400	$26,193

[1]	(as defined in the Credit Agreement)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months or six months ended August 31, 2009 and 2010.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $2.1 million will be reclassified as an increase to interest expense over the next twelve months.

As of August 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2010 and August 31, 2010. Accumulated other comprehensive loss balances related to our derivative instruments at February 28, 2010 and August 31, 2010 were $1,289 and $1,208, respectively. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institution that is the counterparty to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2010 and August 31, 2010, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2010		As of August 31, 2010		As of February 28, 2010		As of August 31, 2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	Other Current Liabilities	$569	Other Current Liabilities	$1,994

Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	3,499	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$4,068		$1,994

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months and six months ended August 31, 2009 and 2010.

	For the Three Months Ended August 31,
						Location of Gain or (Loss)
			Location of Gain or (Loss)			Recognized in Income on	Amount of Gain or (Loss)
			Reclassified			Derivative (Ineffective	Recognized in Income on Derivative
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss)		Portion and Amount	(Ineffective Portion and Amount
	Recognized in OCI on Derivative		OCI into Income	Reclassified from Accumulated OCI		Excluded from	Excluded from Effectiveness
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)	into Income (Effective Portion)		Effectiveness Testing)	Testing)
Hedging Relationships	2009	2010		2009	2010		2009	2010

Interest Rate Swap Agreements	$(1,414)	$(551)	Interest expense	$(2,426)	$(892)	N/A	$—	$—

Total	$(1,414)	$(551)		$(2,426)	$(892)		$—	$—

	For the Six Months Ended August 31,
						Location of Gain or (Loss)
			Location of Gain or (Loss)			Recognized in Income on	Amount of Gain or (Loss)
			Reclassified			Derivative (Ineffective	Recognized in Income on Derivative
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss)		Portion and Amount	(Ineffective Portion and Amount
	Recognized in OCI on Derivative		OCI into Income	Reclassified from Accumulated OCI		Excluded from	Excluded from Effectiveness
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)	into Income (Effective Portion)		Effectiveness Testing)	Testing)
Hedging Relationships	2009	2010		2009	2010		2009	2010

Interest Rate Swap Agreements	$(4,854)	$(395)	Interest expense	$(4,394)	$(2,469)	N/A	$—	$—

Total	$(4,854)	$(395)		$(4,394)	$(2,469)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. The Company’s counterparty on its outstanding interest rate swaps is Deutsche Bank.
In accordance with ASC Topic 820, the Company makes Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparty in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2010 and August 31, 2010, the fair value of our derivative instruments was net of $0.3 million and $0.1 million in CVAs, respectively.
The Company’s interest rate swap agreements with Deutsche Bank incorporate the loan covenant provisions of the Company’s Credit Agreement. Deutsche Bank is a lender under the Company’s Credit Agreement. Failure to comply with the loan covenant provisions of the Credit Agreement could result in the Company being in default of its obligations under the interest rate swap agreements.
As of August 31, 2010, the Company has not posted any collateral related to the interest rate swap agreements.
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

Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2010 and August 31, 2010. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	$—	$—	$1,994	$1,994

Total liabilities measured at fair value on a recurring basis	$—	$—	$1,994	$1,994

	As of February 28, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	—	—	4,068	4,068

Total liabilities measured at fair value on a recurring basis	$—	$—	$4,068	$4,068

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

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Six Months Ending
	August 31, 2009		August 31, 2010
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$6,777	$452	$4,068
Realized losses included in earnings	—	(4,394)	—	(2,469)
Changes in other comprehensive income	—	4,854	—	395

Ending Balance	$452	$7,237	$452	$1,994

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
During the three months and six months ended August 31, 2010, there were no adjustments to the fair value of these assets as there were no indicators that would have required interim testing.
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
• Credit Agreement debt: As of February 28, 2010 and August 31, 2010, the fair value of the Company’s Credit Agreement debt based on bid prices as of those dates was $283.2 million and $290.2 million, respectively, while the carrying value was $341.2 million and $343.5 million, respectively.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2010 and August 31, 2010, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $41.0 million and $64.3 million, respectively, while the carrying value was $140.5 million for both periods.

Note 7. Comprehensive Loss
Comprehensive loss was comprised of the following for the three months and six months ended August 31, 2009 and 2010:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2009	2010	2009	2010

Consolidated net income (loss)	$(132,088)	$1,295	$(116,396)	$591

Other comprehensive loss, net of tax:
Change in fair value of derivatives	1,012	340	(460)	81
Translation adjustment	1,639	(1,321)	(1,980)	(1,728)

Comprehensive income (loss)	$(129,437)	$314	$(118,836)	$(1,056)

Comprehensive income attributable to noncontrolling interests	(1,678)	(992)	(2,198)	(1,766)

Comprehensive loss attributable to the Company	$(131,115)	$(678)	$(121,034)	$(2,822)

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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of February 28,	As of August 31,
	2009	2010	2009	2010	2010	2010
Continuing Operations:
Slovakia	$3,602	$3,167	$6,539	$6,226	$9,371	$7,996

Bulgaria	566	407	1,007	720	1,119	856

Discontinued Operations (see Note 1):

Hungary	$3,763	$13	$6,394	$20	$138	$18

Belgium	362	—	703	—	—	—
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K/A, for the year ended February 28, 2010, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
August 31, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$49,669	$14,538	$—	$64,207
Station operating expenses, excluding depreciation and amortization	37,092	15,427	—	52,519
Corporate expenses, excluding depreciation and amortization	—	—	3,192	3,192
Depreciation and amortization	2,117	240	380	2,737
Impairment losses	162,910	8,071	—	170,981
Gain on disposal of fixed assets	10	—	—	10

Operating loss	$(152,460)	$(9,200)	$(3,572)	$(165,232)

Three Months Ended
August 31, 2010	Radio	Publishing	Corporate	Consolidated

Net revenues	$51,709	$15,137	$—	$66,846
Station operating expenses, excluding depreciation and amortization	37,077	14,326	—	51,403
Corporate expenses, excluding depreciation and amortization	—	—	4,697	4,697
Depreciation and amortization	1,909	128	346	2,383

Operating income (loss)	$12,723	$683	$(5,043)	$8,363

Six Months Ended
August 31, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$93,216	$30,789	$—	$124,005
Station operating expenses, excluding depreciation and amortization	73,120	32,049	—	105,169
Corporate expenses, excluding depreciation and amortization	—	—	7,082	7,082
Depreciation and amortization	4,238	493	775	5,506
Impairment losses	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
Gain on disposal of fixed assets	10	—	(158)	(148)

Operating loss	$(152,135)	$(10,565)	$(8,896)	$(171,596)

Six Months Ended
August 31, 2010	Radio	Publishing	Corporate	Consolidated

Net revenues	$96,073	$31,113	$—	$127,186
Station operating expenses, excluding depreciation and amortization	70,113	30,193	—	100,306
Corporate expenses, excluding depreciation and amortization	—	—	9,875	9,875
Depreciation and amortization	3,844	260	700	4,804

Operating income (loss)	$22,116	$660	$(10,575)	$12,201

	As of February 28, 2010
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$418,259	$39,431	$34,288	$491,978
Assets — discontinued operations	6,190	—	—	6,190

Total assets	$424,449	$39,431	$34,288	$498,168

	As of August 31, 2010
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$419,557	$38,759	$32,747	$491,063
Assets — discontinued operations	2,825	—	—	2,825

Total assets	$422,382	$38,759	$32,747	$493,888

Note 9. Regulatory, Legal and Other Matters
Shareholder Litigation
On April 26, 2010, JS Acquisition, Inc. (“JS Acquisition”), a corporation owned entirely by our Chairman, Chief Executive Officer and President, Mr. Jeffrey H. Smulyan, and Alden Global Capital (together with its affiliates and related parties, “Alden”) entered into a non-binding Letter of Intent (the “Letter of Intent”) with respect to a series of transactions relating to the equity securities of Emmis. Subsequently, JS Acquisition and Alden entered into a formal Securities Purchase Agreement, and Emmis and JS Acquisition entered into a Merger Agreement, all of which were designed to take Emmis private in a series of transactions that involved (i) JS Acquisition offering to purchase all of the Class A Common Stock at a price of $2.40 per share (the “Tender Offer”), (ii) Emmis offering to exchange (the “Exchange Offer”) all of its 6.25% Series A Cumulative Convertible Preferred Stock (the “Existing Preferred Stock”) for 12% PIK Senior Subordinated Notes due 2017 (the “New Notes”), (iii) the adoption of certain amendments to the terms of the Existing Preferred Stock (the “Proposed Amendments”) and (iv) a subsequent merger of JS Acquisition into Emmis (the “Merger” and together with the Tender Offer, the Exchange Offer and the Proposed Amendments, the “Going Private Transaction”). In connection with the Going Private Transaction, a number of lawsuits were filed against various combinations of Emmis, JS Acquisition, Alden, and members of the board of directors of Emmis.
As discussed in Note 10, on September 9, 2010, this Going Private Transaction was effectively terminated. The Company believes that these lawsuits related to the Going Private Transaction will be dismissed in the near future.
Other Litigation and Regulatory Proceedings
The Company is a party to various other legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no other legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
Note 10. Subsequent Event
On September 9, 2010, Emmis announced that the Proposed Amendments had not received the requisite shareholder vote to pass and that the Exchange Offer had terminated. The Exchange Offer was conditioned upon, among other things, the adoption of the Proposed Amendments. The same day, Emmis was informed that the Tender Offer, which was also conditioned upon adoption of the Proposed Amendments, had also terminated.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K/A, for the year ended February 28, 2010. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
GENERAL
We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings in our domestic markets on a weekly basis using a passive digital system of measuring listening (the Portable People MeterTM). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2009 and 2010. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2009	% of Total	2010	% of Total	2009	% of Total	2010	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$36,962	57.6%	$35,914	53.7%	$74,831	60.3%	$72,241	56.8%
National	7,476	11.6%	9,029	13.5%	15,308	12.3%	17,733	13.9%
Publication Sales	2,592	4.0%	2,725	4.1%	6,001	4.8%	6,260	4.9%
Non Traditional	8,305	12.9%	8,898	13.3%	10,681	8.6%	11,651	9.2%
Other	8,872	13.9%	10,280	15.4%	17,184	14.0%	19,301	15.2%

Total net revenues	$64,207		$66,846		$124,005		$127,186

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the six-month period ended August 31, 2010, local sales, excluding political revenues, represented approximately 84% and 64% of our advertising revenues for our radio and publishing divisions, respectively. In the six-month period ended August 31, 2009, local sales, excluding political revenues, represented approximately 85% and 74% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% of our radio division’s total advertising net revenues. The automotive industry, representing approximately 9% of our radio net revenues, is the largest category for our radio division for the six-month periods ended August 31, 2009 and August 31, 2010.
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
KNOWN TRENDS AND UNCERTAINTIES
Although the recent global recession negatively impacted advertising revenues for a wide variety of media businesses, domestic radio revenue growth has been challenged for several additional years. Management believes this is principally the result of four factors unrelated to the recession: (1) the emergence of new media, such as various media content distributed via the Internet, telecommunication companies and cable interconnects, which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, (3) advertisers’ lack of confidence in the ratings of radio stations, and (4) a lack of inventory and pricing discipline by radio operators.
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
Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPMTM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York, Los Angeles and Chicago markets in October 2008, in the St. Louis market in October 2009, and in the Austin and Indianapolis markets in September 2010. In each market in which the service has launched, there has been a compression in the relative ratings of all stations in the market, increasing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. The Company continues to evaluate the impact PPMTM will have on our revenues in these markets.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the August 2009 amendment to Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions prior to September 2011. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In particular, we have one radio station in New York City and two radio stations in Chicago where we believe the sale value could exceed the prospects for cash flow generation as part of our portfolio. Although we remain optimistic about the growth potential of these stations, as the market for buying and selling radio stations improves, we may from time to time explore sales of one or more of these stations as a means of maintaining compliance with certain covenants in our senior credit facility.
RECENT DEVELOPMENTS
On April 26, 2010, JS Acquisition, Inc. (“JS Acquisition”), a corporation owned entirely by our Chairman, Chief Executive Officer and President, Mr. Jeffrey H. Smulyan, and Alden Global Capital (together with its affiliates and related parties, “Alden”) entered into a non-binding Letter of Intent (the “Letter of Intent”) with respect to a series of transactions relating to the equity securities of Emmis. Subsequently, JS Acquisition and Alden entered into a formal Securities Purchase Agreement, and Emmis and JS Acquisition entered into a Merger Agreement, all of which were designed to take Emmis private in a series of transactions that involved (i) JS Acquisition offering to purchase all of the Class A Common Stock at a price of $2.40 per share (the “Tender Offer”), (ii) Emmis offering to exchange (the “Exchange Offer”) all of its 6.25% Series A Cumulative Convertible Preferred Stock (the “Existing Preferred Stock”) for 12% PIK Senior Subordinated Notes due 2017 (the “New Notes”), (iii) the adoption of certain amendments to the terms of the Existing Preferred Stock (the “Proposed Amendments”) and (iv) a subsequent merger of JS Acquisition into Emmis (the “Merger” and together with the Tender Offer, the Exchange Offer and the Proposed Amendments, the “Going Private Transaction”).

On September 9, 2010, Emmis announced that the Proposed Amendments had not received the requisite shareholder vote to pass and that the Exchange Offer had terminated. The Exchange Offer was conditioned upon, among other things, the adoption of the Proposed Amendments. The same day, Emmis was informed that the Tender Offer, which was also conditioned upon adoption of the Proposed Amendments, had also terminated.
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

FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2010, we have recorded approximately $360.0 in goodwill and FCC licenses, which represents approximately 73% of our total assets.
In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles. Our foreign broadcasting licenses expire during periods ranging from December 2012 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While there is a general expectancy of renewal of radio broadcast licenses in most countries and we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses, as was recently demonstrated in Hungary when our broadcasting license was not renewed in November 2009 under circumstances that even a Hungarian court ruled violated the Hungarian Media Law. We treat our foreign broadcasting licenses as definite-lived intangibles and amortize them over their respective license periods.
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

Results of Operations for the Three-month and Six-month Periods Ended August 31, 2010, Compared to August 31, 2009
Net revenues:

	Three months ended August 31,				Six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Net revenues:
Radio	$49,669	$51,709	$2,040	4.1%	$93,216	$96,073	$2,857	3.1%
Publishing	14,538	15,137	599	4.1%	30,789	31,113	324	1.1%

Total net revenues	$64,207	$66,846	$2,639	4.1%	$124,005	$127,186	$3,181	2.6%

Radio net revenues increased in the three-month and six-month periods ended August 31, 2010 as compared to the same period of the prior year principally due to the continued improvement in the general pace of business. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 4.8% for the six-month period ended August 31, 2010 as compared to the same period of the prior year. Our gross revenues as reported to Miller Kaplan fell short of the performance of the markets in which we operate, posting an increase of 4.2% compared to the prior year. Our gross revenues grew more than the market average in four markets (New York, St. Louis, Indianapolis and Austin) and trailed the market average in two markets (Los Angeles and Chicago). Revenue declines at KPWR in Los Angeles and WLUP in Chicago caused us to fall short of the performance of the markets in which we operate. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the six-month period ended August 31, 2010 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 0.7%, and our minutes sold were up 2.9%.
Publishing net revenues increased in the three-month and in the six-month periods ended August 31, 2010 as compared to the same periods of the prior year. Advertising revenues were flat year-over-year for the six-month period, but grew approximately 3% in the second quarter. The key categories driving the increase were automotive, home furnishings, jewelry and travel. Revenue growth in the quarter was driven primarily by our larger publications (Texas Monthly, Los Angeles and Country Sampler). We continued to face challenging market conditions at our other four magazines. Newsstand sales were up significantly year-over-year, with a 17% increase and a 13% increase for the three-month and six-month periods ending August 31, 2010, respectively.
Station operating expenses, excluding depreciation and amortization expense:

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$37,092	$37,077	$(15)	(0.0)%	$73,120	$70,113	$(3,007)	(4.1)%
Publishing	15,427	14,326	(1,101)	(7.1)%	32,049	30,193	(1,856)	(5.8)%

Total station operating expenses, excluding depreciation and amortization expense	$52,519	$51,403	$(1,116)	(2.1)%	$105,169	$100,306	$(4,863)	(4.6)%

Radio and publishing operating expenses, excluding depreciation and amortization expense, decreased in the three-month and six-month periods ended August 31, 2010 principally due to the effect of company-wide cost reduction measures implemented throughout our prior fiscal year.

Corporate expenses, excluding depreciation and amortization expense:

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,192	$4,697	$1,505	47.1%	$7,082	$9,875	$2,793	39.4%
Corporate expenses increased in the three-month and six-month periods ended August 31, 2010 mostly due to costs incurred by the Company associated with the Going Private Transaction discussed in Note 10 to the accompanying condensed consolidated financial statements. The Company recorded $1.7 million and $3.1 million of costs associated with the transaction in the three-month and six-month periods ended August 31, 2010, respectively.
Restructuring charge:

	For the three months ended August 31,			For the six months ended August 31,
	2009	2010	$ Change	2009	2010	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Restructuring charge	$—	$—	$—	$3,350	$—	$(3,350)
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
Impairment loss:

	For the three months ended August 31,			For the six months ended August 31,
	2009	2010	$ Change	2009	2010	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Impairment loss	$170,981	$—	$(170,981)	$174,642	$—	$(174,642)
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
Due to the stabilization in the economy and a recovery in radio revenues, we do not expect to record impairment charges in the foreseeable future in the size or magnitude of those recorded in the prior year. Accordingly, we do not expect historical operating results to be indicative of future operating results.

Depreciation and amortization:

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,117	$1,909	$(208)	(9.8)%	$4,238	$3,844	$(394)	(9.3)%
Publishing	240	128	(112)	(46.7)%	493	260	(233)	(47.3)%
Corporate	380	346	(34)	(8.9)%	775	700	(75)	(9.7)%

Total depreciation and amortization	$2,737	$2,383	$(354)	(12.9)%	$5,506	$4,804	$(702)	(12.7)%

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
Operating income (loss):

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$(152,460)	$12,723	$165,183	N/A	$(152,135)	$22,116	$174,251	N/A
Publishing	(9,200)	683	9,883	107.4%	(10,565)	660	11,225	106.2%
Corporate	(3,572)	(5,043)	(1,471)	(41.2)%	(8,896)	(10,575)	(1,679)	(18.9)%

Total operating income (loss):	$(165,232)	$8,363	$173,595	105.1%	$(171,596)	$12,201	$183,797	107.1%

The increase in operating income is mostly attributable to the impairment loss and restructuring charge incurred during the six months ended August 31, 2009, but not duplicated in the current fiscal year. Excluding these items, operating income would have increased $2.6 million and $5.8 million for the three-month and six-month periods ended August 31, 2010 as compared to the same periods of the prior year principally due to improving net revenues for both our radio and publishing divisions and lower station operating expenses, excluding depreciation and amortization, both of which are partially offset by higher corporate expenses due to costs incurred related to the going private transaction.
Interest expense:

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Interest expense	$5,320	$5,209	$(111)	(2.1)%	$10,924	$10,889	$(35)	(0.3)%
Although the principal amount of our Credit Agreement debt was reduced through a series of Dutch auction tenders during the quarter ended May 31, 2009 (discussed below) and our swap with Bank of America that fixed interest at 4.795% on $165 million of notional principal expired in March 2010, the decrease in interest expense resulting from principal reductions and the expiration of the swap was mostly offset by a 2% interest rate increase on our Credit Agreement debt as a result of an amendment to the Credit Agreement in August 2009.
Gain (loss) on debt extinguishment:

	For the three months ended August 31,			For the three months ended August 31,
	2009	2010	$ Change	2009	2010	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Gain (loss) on debt extinguishment	$(543)	$—	$543	$31,362	$—	$(31,362)

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
In August 2009, Emmis amended its Credit Agreement. As part of the August 2009 amendment, maximum availability under the revolver was reduced from $75 million to $20 million. The Company recorded a loss on debt extinguishment during the six months ended August 31, 2009 of $0.5 million related to the write-off of deferred debt costs associated with the revolver reduction.
Provision (benefit) for income taxes:

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Provision (benefit) for income taxes	$(38,530)	$1,726	$40,256	(104.5)%	$(33,214)	$318	$33,532	(101.0)%
The change in the provision (benefit) for income taxes was primarily due to the increase in pre-tax income for the three and six months ended August 31, 2010, mostly attributable to indefinite-lived asset impairment losses recorded during the prior year. During the six-month period ended August 31, 2010, the Company recorded a benefit for income taxes of approximately $2.0 million related to an interest rate swap agreement that matured during the period. A full valuation allowance was previously established for the deferred tax asset related to the interest rate swap agreement and was realized during the quarter. This benefit had previously been recorded in accumulated other comprehensive income (loss) pending the maturity of the swap agreement.
(Gain) loss from discontinued operations, net of tax:

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

(Gain) loss from discontinued operations, net of tax	$(516)	$40	$556	(107.8)%	$(1,273)	$297	$1,570	(123.3)%
Our Hungarian radio operations and Belgium radio operations have been classified as discontinued operations in the accompanying condensed consolidated statements. The decrease in income from discontinued operations, net of tax mostly relates to the cessation of Hungarian radio operation in November 2009. The loss incurred by Slager during the six-month period ended August 31, 2010 mostly relates to expenses associated with the wind-down of operations, which includes settlement of working capital items and legal expenses associated with the initiation of various legal actions in connection with the 2009 Hungarian national radio license tender process. See Note 1 to the accompanying condensed consolidated financial statements for more discussion of the results of operations of these businesses.
Consolidated net income (loss):

	For the three months ended August 31,				For the six months ended August 31,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Consolidated net income (loss)	$(132,088)	$1,295	$133,383	(101.0%)	$(116,396)	$591	$116,987	(100.5%)

The increase in consolidated net income for the three-month period ended August 31, 2010 as compared to the same period of the prior year mostly relates to the impairment loss of $171.0 million incurred during the three-month period ended August 31, 2009, partially offset by an increase in the provision for income taxes of $40.3 million, both of which are discussed above.
The increase in consolidated net income for the six-month period ended August 31, 2010 as compared to the same period of the prior year mostly relates to the impairment loss of $174.6 million and the restructuring charge of $3.4 million, both of which were incurred during the three-month period ended August 31, 2009. These charges were partially offset by the gain on debt extinguishment recognized during the six-month period ended August 31, 2009 of $31.4 million and an increase in the provision for income taxes of $33.5 million.
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
At August 31, 2010, we had cash and cash equivalents of $7.5 million and net working capital of $20.3 million. At February 28, 2010, we had cash and cash equivalents of $6.8 million and net working capital of $17.7 million. Cash and cash equivalents held at various European banking institutions at February 28, 2010 and August 31, 2010 was $3.6 million and $4.6 million, respectively. Of the $4.6 million of cash held at various European banking institutions at August 31, 2010, approximately $0.2 million relates to Slager and is classified as current assets — discontinued operations in the accompanying condensed consolidated balance sheets. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.
The Company has two separate interest rate exchange agreements, whereby the Company pays a fixed rate on $175 million of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparty to these agreements is Deutsche Bank.
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.4 million at August 31, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2010, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

Under the terms of the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement) through September 1, 2011. Subsequent to September 1, 2011, the Company must meet the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of August 31, 2010. Our Liquidity (as defined in the Credit Agreement) as of August 31, 2010 was $15.1 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of August 31, 2010 was as follows:

	As of August 31, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$22,400	$26,193

[1]	(as defined in the Credit Agreement)
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $2.6 million for the six-month period ended August 31, 2010 versus $22.4 million in the same period of the prior year. The decrease in cash flows from operating activities is mostly due to the receipt of $10.2 million related to our national representation performance guarantee and the receipt of $14.0 million for the first two years of LMA fees for KXOS-FM (formerly KMVN-FM), both of which were nonrecurring events in the six months ended August 31, 2009.
Investing Activities
Cash used in investing activities was $1.7 million for the six-month period ended August 31, 2010 versus cash provided by investing activities of $2.7 million in the same period of the prior year. During the six-month period ended August 31, 2009, the Company completed the sale of its airplane and received $9.0 million in proceeds. This was partially offset by the $4.9 million purchase of our noncontrolling partners’ ownership interests in two of our Bulgarian radio networks and $0.6 million of capital expenditures. During the six-month period ended August 31, 2010, the Company’s main investing activity was capital expenditures, which totaled $1.7 million. Investing activities generally include capital expenditures and business acquisitions and dispositions.
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

Financing Activities
Cash provided by financing activities was $0.3 million for the six-month period ended August 31, 2010, versus cash used in financing activities of $50.1 million in the same period of the prior year. Cash used in financing activities in the six-month period ended August 31, 2009 primarily relates to the net debt repayments of $41.4 million under our Credit Agreement, $4.8 million of debt related costs, and $3.8 million used to pay distributions to noncontrolling interests ($2.0 million of which is related to Slager and thus classified as discontinued operations). Cash provided by financing activities for the six-month period ended August 31, 2010 primarily relates to the $2.3 million of net borrowings of debt under our Credit Agreement partially offset by $1.9 million used to pay cash distributions to noncontrolling interests ($0.4 million of which is related to Slager and thus classified as discontinued operations). Our financing activities for the six-month period ended August 31, 2009, were funded by cash generated by operating activities, remaining cash from our sale of WVUE-TV in July 2008 and the sale of our corporate airplane.
As of August 31, 2010, Emmis had $343.5 million of borrowings under its senior credit facility ($3.4 million current and $340.1 million long-term) and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2010, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.5%.
The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $3.4 million, solely comprised of repayments of term notes under our Credit Agreement. Although the Credit Agreement bears interest at variable rates, we have two separate interest rate exchange agreements that effectively fix the rate we will pay on $175 million of outstanding debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) through their maturity in March 2011 is expected to be $6.6 million. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of August 31, 2010, cumulative preferred dividends in arrears total $16.1 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remained unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
At October 11, 2010, we had $8.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2010. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.

Intangibles
Approximately 74% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from December 2012 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses.
Regulatory, Legal and Other Matters
Shareholder Litigation
In connection with the Going Private Transaction, a number of class actions were filed against various combinations of Emmis, JS Acquisition, Alden, and members of the board of directors of Emmis.
As previously discussed, on September 9, 2010, this Going Private Transaction was effectively terminated. The Company believes that the lawsuits related to the Going Private Transaction will be dismissed in the near future. On September 15, 2010, Jeff Smulyan and JS Acquisition commenced a lawsuit against Alden in Indiana State Court. Emmis is currently exploring its litigation options with respect to Alden.
Other Litigation and Regulatory Proceedings
The Company is a party to various other legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no other legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2010 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Item 3. Defaults Upon Senior Securities
The terms of the Company’s 6.25% Series A Cumulative Convertible Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of August 31, 2010, cumulative preferred dividends in arrears total $16.1 million. Failure to pay the dividend is not a default under the terms of the preferred stock or our senior credit facility. However, since dividends have remained unpaid for more than six quarters, the holders of the preferred stock are entitled to elect two persons to our board of directors.

Item 5. Other Information
On September 9, 2010, we held a special meeting of shareholders. At the special meeting of shareholders, certain amendments to the terms of Emmis’ 6.25% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) were not passed as the approval of two-thirds of the preferred shareholders was not obtained. The results of voting at the special meeting were as follows:
Proposal #1
Proposal to amend Exhibit A to the Articles of Incorporation to eliminate the rights of the holders of the Preferred Stock to requireEmmis to redeem all or a portion of their shares on the first anniversary after the occurrence of certain going private transactions.

	For	Against	Abstain
Class A and Class B	62,141,395	2,372,013	23,875
% of Voted	96.3%	3.7%	0.0%

	For	Against	Abstain
Preferred Stock	1,309,105	1,033,394	305
% of Voted	55.9%	44.1%	0.0%
Proposal #2
Proposal to amend Exhibit A to the Articles of Incorporation to eliminate the rights of the holders of the Preferred Stock to nominate directors to Emmis’ board of directors.

	For	Against	Abstain
Class A and Class B	62,143,317	2,368,622	25,344
% of Voted	96.3%	3.7%	0.0%

	For	Against	Abstain
Preferred Stock	1,309,105	1,033,378	321
% of Voted	55.9%	44.1%	0.0%
Proposal #3
Proposal to amend Exhibit A to the Articles of Incorporation to provide for the automatic conversion of the Preferred Stock as described in the Proxy Statement/Offer to Exchange originally filed on July 6, 2010.

	For	Against	Abstain
Class A and Class B	62,141,501	2,364,107	31,675
% of Voted	96.3%	3.7%	0.0%

	For	Against	Abstain
Preferred Stock	1,311,871	1,030,628	305
% of Voted	56.0%	44.0%	0.0%

Item 6. Exhibits
(a) Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

2.1	Agreement and Plan of Merger, dated May 25, 2010, by and among the Company, JS Parent and JS Acquisition, incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed May 27, 2010.

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

EMMIS COMMUNICATIONS CORPORATION
Date: October 15, 2010	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer