Form 10-Q
period 2010-11-30
EMMIS COMMUNICATIONS CORP
filed 2011-01-11
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
EMMIS COMMUNICATIONS CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 6, 2011, was:

33,510,830	Shares of Class A Common Stock, $.01 Par Value
4,772,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2010	2009	2010
NET REVENUES	$64,582	$66,465	$188,587	$193,651
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,090, $2,006, $6,821 and $6,110, respectively	49,458	49,156	154,627	149,462
Corporate expenses excluding depreciation and amortization expense of $360, $307, $1,197 and $1,007, respectively	3,567	3,403	10,649	13,278
Restructuring charge	—	—	3,350	—
Impairment loss	—	—	174,642	—
Depreciation and amortization	2,450	2,313	7,956	7,117
(Gain) loss on disposal of assets	9	3	(139)	3

Total operating expenses	55,484	54,875	351,085	169,860

OPERATING INCOME (LOSS)	9,098	11,590	(162,498)	23,791

OTHER INCOME (EXPENSE):
Interest expense	(7,237)	(5,195)	(18,161)	(16,084)
Gain on debt extinguishment	—	—	31,362	—
Other income (expense), net	27	(132)	302	(238)

Total other income (expense)	(7,210)	(5,327)	13,503	(16,322)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,888	6,263	(148,995)	7,469

PROVISION (BENEFIT) FOR INCOME TAXES	(3,390)	4,108	(36,604)	4,426

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,278	2,155	(112,391)	3,043

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	695	95	(578)	392

CONSOLIDATED NET INCOME (LOSS)	4,583	2,060	(111,813)	2,651

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	722	1,288	3,511	3,346

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	3,861	772	(115,324)	(695)

PREFERRED STOCK DIVIDENDS	2,195	2,446	6,584	7,226

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,666	$(1,674)	$(121,908)	$(7,921)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2010	2009	2010
Amounts attributable to common shareholders:
Continuing operations	$1,899	$(1,618)	$(122,257)	$(7,845)
Discontinued operations	(233)	(56)	349	(76)

Net loss attributable to common shareholders	$1,666	$(1,674)	$(121,908)	$(7,921)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.04)	$(3.31)	$(0.21)
Discontinued operations, net of tax	—	—	0.01	—

Net income (loss) attributable to common shareholders	$0.05	$(0.04)	$(3.30)	$(0.21)

Basic weighted average common shares outstanding	36,949	37,844	36,942	37,802

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.04)	$(3.31)	$(0.21)
Discontinued operations, net of tax	(0.01)	—	0.01	—

Net income (loss) attributable to common shareholders	$0.04	$(0.04)	$(3.30)	$(0.21)

Diluted weighted average common shares outstanding	38,189	37,844	36,942	37,802
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		November 30,
	February 28,	2010
	2010	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,814	$12,597
Accounts receivable, net	36,834	43,744
Prepaid expenses	15,248	13,846
Income tax receivable	7,381	7,137
Other current assets	2,234	1,665
Current assets — discontinued operations	6,052	3,181

Total current assets	74,563	82,170

PROPERTY AND EQUIPMENT, NET	50,204	46,103
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	335,801	335,801
Goodwill	24,175	24,175
Other intangibles, net	3,833	2,972

Total intangible assets	363,809	362,948

OTHER ASSETS, NET	9,454	8,641

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	138	20

Total assets	$498,168	$499,882

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		November 30,
	February 28,	2010
	2010	(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,062	$9,090
Current maturities of long-term debt	3,413	3,375
Accrued salaries and commissions	6,475	10,466
Accrued interest	4,513	3,336
Deferred revenue	24,269	17,995
Other current liabilities	5,728	6,465
Current liabilities — discontinued operations	2,381	1,018

Total current liabilities	56,841	51,745

LONG-TERM DEBT, NET OF CURRENT MATURITIES	337,758	341,247

OTHER NONCURRENT LIABILITIES	19,342	14,096

DEFERRED INCOME TAXES	73,305	80,350

Total liabilities	487,246	487,438

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2010 AND NOVEMBER 30, 2010	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 32,661,550 shares at February 28, 2010 and 33,121,285 shares at November 30, 2010	327	331
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,680 shares at February 28, 2010 and 4,722,684 at November 30, 2010	49	47
Additional paid-in capital	527,120	528,406
Accumulated deficit	(705,135)	(705,830)
Accumulated other comprehensive loss	(1,320)	(792)

Total shareholders’ deficit	(178,959)	(177,838)

NONCONTROLLING INTERESTS	49,422	49,823

Total deficit	(129,537)	(128,015)

Total liabilities and deficit	$498,168	$499,882

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit

BALANCE, FEBRUARY 28, 2010	32,661,550	$327	4,930,680	$49	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

Issuance of Common Stock to employees and officers and related income tax benefits	251,739	2	—	—	1,286	—	—	—	1,288
Conversion of Class B Common Stock to Class A Common Stock	207,996	2	(207,996)	(2)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,840)	(2,840)

Comprehensive Loss:
Net income (loss)	—	—	—	—	—	(695)	—	3,346
Change in value of derivative instrument and related income tax effects	—	—	—	—	—	—	924	—
Cumulative translation adjustment	—	—	—	—	—	—	(396)	(105)
Total comprehensive loss	—	—	—	—	—	—	—	—	3,074

BALANCE, NOVEMBER 30, 2010	33,121,285	$331	4,722,684	$47	$528,406	$(705,830)	$(792)	$49,823	$(128,015)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(111,813)	$2,651
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities -
Discontinued operations	(578)	392
Impairment loss	174,642	—
Depreciation and amortization	8,522	8,007
Gain on debt extinguishment	(31,362)	—
Provision for bad debts	1,602	568
Provision (benefit) for deferred income taxes	(32,774)	5,113
Noncash compensation	1,843	1,396
(Gain) loss on sale of assets	(139)	3
Changes in assets and liabilities -
Accounts receivable	(1,277)	(7,846)
Prepaid expenses and other current assets	12,026	2,404
Other assets	(608)	(112)
Accounts payable and accrued liabilities	(3,391)	1,983
Deferred revenue	5,846	(6,274)
Income taxes	(5,942)	(237)
Other liabilities	3,687	(1,445)
Net cash provided by operating activities — discontinued operations	4,134	1,234

Net cash provided by operating activities	24,418	7,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,302)	(2,543)
Cash paid for acquisitions	(4,882)	—
Proceeds from the sale of assets	9,108	—
Other	74	25
Net cash used in investing activities — discontinued operations	(286)	—

Net cash provided by (used in) investing activities	1,712	(2,518)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(121,737)	(12,537)
Proceeds from long-term debt	77,235	16,000
Debt-related costs	(4,846)	—
Payments of dividends and distributions to noncontrolling interests	(2,988)	(2,454)
Settlement of tax withholding obligations on stock issued to employees	(31)	(82)
Other	1	—
Net cash used in financing activities — discontinued operations	(2,042)	(386)

Net cash provided by (used in) financing activities	(54,408)	541

Effect of exchange rates on cash and cash equivalents	(517)	(77)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,795)	5,783

CASH AND CASH EQUIVALENTS:
Beginning of period	40,746	6,814

End of period	$11,951	$12,597

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$15,728	$16,372
Income taxes, net of refunds	4,036	640

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,825	1,368

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired	$4,882
Cash paid	(4,882)

Liabilities recorded	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2010

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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2010, and the results of its operations for the three-month and nine-month periods ended November 30, 2009 and 2010 and cash flows for the nine-month periods ended November 30, 2009 and 2010.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2009 and 2010, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2010	2009	2010
	(shares in 000’s)		(shares in 000’s)

6.25% Series A cumulative convertible preferred stock	6,854	6,854	6,854	6,854
Stock options and restricted stock awards	7,614	7,999	8,866	8,172

Antidilutive common share equivalents	14,468	14,853	15,720	15,026

Discontinued Operations
Summary of Discontinued Operations Activity:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2010	2009	2010

Income (loss) from discontinued operations:
Slager	$(1,095)	$(95)	$1,139	$(392)
Belgium	—	—	(944)	—
Other	—	—	(37)	—

Total	(1,095)	(95)	158	(392)
Less: Provision for income taxes	(400)	—	—	—

Income (loss) from discontinued operations, net of tax	(695)	(95)	158	(392)

Gain on sale of discontinued operations:
Belgium	—	—	420	—

Income (loss) from discontinued operations, net of tax	$(695)	$(95)	$578	$(392)

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2010		As of November 30, 2010
	Slager	Other	Slager	Other
Current assets:
Accounts receivable, net	$3,299	$—	$143	$—
Prepaid expenses	180	—	25	—
Income tax receivable	1,237	—	1,459	—
Other	1,336	—	1,554	—

Total current assets	6,052	—	3,181	—

Noncurrent assets:
Other noncurrent assets	138	—	20	—

Total noncurrent assets	138	—	20	—

Total assets	$6,190	$—	$3,201	$—

Current liabilities:
Accounts payable and accrued expenses	$1,565	$303	$553	$303
Deferred revenue	513	—	162	—

Total current liabilities	$2,078	$303	$715	$303

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

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2009	2010	2009	2010

Net revenues	$3,060	$10	$9,454	$30
Station operating expenses, excluding depreciation and amortization expense	3,622	127	7,757	703
Depreciation and amortization	460	—	1,268	—
Other income (expense)	(55)	22	759	281
Income (loss) before taxes	(1,095)	(95)	1,139	(392)
Benefit for income taxes	400	—	—	—
Net income (loss) attributable to minority interests	(462)	(39)	229	(316)
Discontinued Operation — Belgium
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation during the nine months ended November 30, 2009. Belgium had historically been included in the radio segment. Belgium had no assets or liabilities as of February 28, 2010 and November 30, 2010. The following table summarizes certain operating results for Belgium for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2009	2010	2009	2010

Net revenues	$—	$—	$703	$—
Station operating expenses, excluding depreciation and amortization expense	—	—	1,647	—
Loss before income taxes	—	—	944	—
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2010 presentation. The reclassifications have no impact on net income previously reported.

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
The amounts recorded as share based compensation expense primarily relate to annual stock option and restricted stock grants, but may also include restricted common stock issued under employment agreements, common stock issued to employees and directors in lieu of cash payments, and Company matches of common stock in our 401(k) plan.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2009 and 2010:

	Nine Months Ended November 30,
	2009	2010
Risk-Free Interest Rate:	2.3% – 2.8%	2.0% – 2.9%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0 – 6.5	6.5 – 6.7
Expected Volatility:	72.3% – 100.4%	98.9% – 101.5%
The following table presents a summary of the Company’s stock options outstanding at November 30, 2010, and stock option activity during the nine months ended November 30, 2010 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	9,038,076	$10.18
Granted	115,000	0.82
Exercised (1)	—	—
Forfeited	41,716	0.77
Expired	476,621	22.53

Outstanding, end of period	8,634,739	9.42	5.1	$469
Exercisable, end of period	5,731,647	13.80	3.4	$4

(1)
No options were exercised during the nine months ended November 30, 2010; thus, the Company did not record an income tax benefit related to option exercises. The income tax benefit associated with the options exercised in the nine months ended November 30, 2009 was immaterial.

The weighted average grant date fair value of options granted during the nine months ended November 30, 2009 and 2010, was $0.44 and $0.67, respectively.
A summary of the Company’s nonvested options at November 30, 2010, and changes during the nine months ended November 30, 2010, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	3,235,738	$0.78
Granted	115,000	0.67
Vested	407,678	2.74
Forfeited	39,968	0.53

Nonvested, end of period	2,903,092	0.50
There were 2.0 million shares available for future grants under the Company’s various equity plans at November 30, 2010. The vesting dates of outstanding options at November 30, 2010 range from March 2011 to March 2013, and expiration dates range from March 2011 to November 2020.
Restricted Stock Awards
The Company granted restricted stock awards to employees and directors of the Company in lieu of certain stock option grants from 2005 through 2008. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. The restricted stock awards were granted out of the Company’s 2004 Equity Incentive Plan. The Company also awards, out of the Company’s 2004 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date. Restricted stock granted during the nine months ended November 30, 2010 mostly relates to shares granted for the Company’s match of common stock in our 401(k) plan. Any restrictions on the shares granted related to the 401(k) plan are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2010, and restricted stock activity during the nine months ended November 30, 2010 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	398,363	$5.02
Granted	254,275	2.22
Vested (restriction lapsed)	483,995	4.08
Forfeited	2,167	2.95

Grants outstanding, end of period	166,476	3.51
The total grant date fair value of shares vested during the nine months ended November 30, 2009 and 2010 was $2.4 million and $2.0 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and nine months ended November 30, 2009 and 2010:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2009	2010	2009	2010

Station operating expenses	$178	$89	$517	$607
Corporate expenses	559	198	1,326	789

Stock-based compensation expense included in operating expenses	737	287	1,843	1,396
Tax benefit	—	—	—	—

Recognized stock-based compensation expense, net of tax	$737	$287	$1,843	$1,396

As of November 30, 2010, there was $0.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.
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
The carrying amounts of the Company’s FCC licenses were $335.8 million as of February 28, 2010 and November 30, 2010. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended November 30, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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

Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended November 30, 2010, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions.
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
As of February 28, 2010 and November 30, 2010, the carrying amount of the Company’s goodwill was $24.2 million. As of February 28, 2010 and November 30, 2010, approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.
Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2010 and November 30, 2010:

		February 28, 2010			November 30, 2010
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	7.8	$8,716	$5,230	$3,486	$8,716	$6,055	$2,661
Trademarks	37.8	749	458	291	749	479	270
Favorable Office Leases	6.4	688	632	56	688	647	41

TOTAL		$10,153	$6,320	$3,833	$10,153	$7,181	$2,972

Total amortization expense from definite-lived intangibles for the three months ended November 30, 2009 and 2010, was $0.3 million, respectively. Total amortization expense from definite-lived intangibles for the nine months ended November 30, 2009 and 2010, was $1.3 million and $0.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2011	$1,187
2012	1,305
2013	1,293
2014	123
2015	18
Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $11.4 million at November 30, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K/A for the year ended February 28, 2010, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.
Under the terms of the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement) through September 1, 2011. Subsequent to September 1, 2011, the Company must meet the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of November 30, 2010. Our Liquidity (as defined in the Credit Agreement) as of November 30, 2010 was $16.4 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of November 30, 2010 was as follows:

	As of November 30, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$22,700	$26,322

[1]	(as defined in the Credit Agreement)

While the Company is currently in compliance with all of the financial and non-financial covenants in the Second Amendment to its Credit Facility, the suspension of certain covenants provided by the Second Amendment expires on September 1, 2011. After September 1, 2011, the Company must maintain compliance with the original financial and non-financial covenants in its Credit Facility, which are more restrictive. Absent asset sales, which the Company is actively pursuing, the Company believes it is unlikely it will be able to maintain compliance with the financial covenants after September 1, 2011. Non-compliance with the financial covenants would be considered an event of default under our Credit Agreement, giving our lenders the right, among other things, to accelerate the maturity of our Credit Agreement indebtedness. The terms of the Credit Agreement also state that the issuance of an opinion by our independent auditors that is modified to express substantial doubt about Emmis’ ability to continue as a going concern is an event of default under the Credit Agreement. Our ability to maintain compliance with our financial and non-financial covenants throughout fiscal 2012 and the adequacy of our plans to address the impact of non-compliance on our liquidity will be factors considered by our auditors in rendering their opinion on our financial statements for the year ending February 28, 2011, which are expected to be issued in May 2011.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months or nine months ended November 30, 2009 and 2010.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense over the next twelve months.
As of November 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2010 and November 30, 2010. Accumulated other comprehensive loss balances related to our derivative instruments at February 28, 2010 and November 30, 2010 were $1,289 and $365, respectively. The fair values of the derivative instruments are estimated by obtaining quotations from the financial institution that is the counterparty to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2010 and November 30, 2010, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2010		As of November 30, 2010		As of February 28, 2010		As of November 30, 2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	Other Current Liabilities	$569	Other Current Liabilities	$1,151

Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	3,499	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$4,068		$1,151

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months and nine months ended November 30, 2009 and 2010.

For the Three Months Ended November 30,
Location of
Gain or (Loss)
Recognized
						in Income on	Amount of
				Amount of		Derivative	Gain or (Loss)
	Amount of		Location of Gain or	Gain or (Loss)		(Ineffective	Recognized in
	Gain or (Loss)		(Loss) Reclassified	Reclassified from		Portion and Amount	Income on Derivative
	Recognized in		from Accumulated	Accumulated OCI		Excluded from	(Ineffective Portion and
	OCI on Derivative		OCI into Income	into Income		Effectiveness	Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
Hedging Relationships	2009	2010		2009	2010		2009	2010

Interest Rate Swap Agreements	$(1,763)	$(80)	Interest expense	$(2,757)	$(922)	N/A	$—	$—

Total	$(1,763)	$(80)		$(2,757)	$(922)		$—	$—

For the Nine Months Ended November 30,
Location of
Gain or (Loss)
Recognized
						in Income on	Amount of
				Amount of		Derivative	Gain or (Loss)
	Amount of		Location of Gain or	Gain or (Loss)		(Ineffective	Recognized in
	Gain or (Loss)		(Loss) Reclassified	Reclassified from		Portion and Amount	Income on Derivative
	Recognized in		from Accumulated	Accumulated OCI		Excluded from	(Ineffective Portion and
	OCI on Derivative		OCI into Income	into Income		Effectiveness	Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
Hedging Relationships	2009	2010		2009	2010		2009	2010

Interest Rate Swap Agreements	$(6,617)	$(475)	Interest expense	$(7,151)	$(3,392)	N/A	$—	$—

Total	$(6,617)	$(475)		$(7,151)	$(3,392)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. The Company’s counterparty on its outstanding interest rate swaps is Deutsche Bank.
In accordance with ASC Topic 820, the Company makes Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparty in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2010 and November 30, 2010, the fair value of our derivative instruments was net of $0.3 million and $0 million in CVAs, respectively.

The Company’s interest rate swap agreements with Deutsche Bank incorporate the loan covenant provisions of the Company’s Credit Agreement. Deutsche Bank is a lender under the Company’s Credit Agreement. Failure to comply with the loan covenant provisions of the Credit Agreement could result in the Company being in default of its obligations under the interest rate swap agreements.
As of November 30, 2010, the Company has not posted any collateral related to the interest rate swap agreements.
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2010 and November 30, 2010. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	$—	$—	$1,151	$1,151

Total liabilities measured at fair value on a recurring basis	$—	$—	$1,151	$1,151

	As of February 28, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	—	—	4,068	4,068

Total liabilities measured at fair value on a recurring basis	$—	$—	$4,068	$4,068

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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Nine Months Ending
	November 30, 2009		November 30, 2010
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$6,777	$452	$4,068
Realized losses included in earnings	—	(7,151)	—	(3,392)
Changes in other comprehensive income	—	6,617	—	475

Ending Balance	$452	$6,243	$452	$1,151

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
During the three months and nine months ended November 30, 2010, there were no adjustments to the fair value of these assets as there were no indicators that would have required interim testing.

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
• Credit Agreement debt: As of February 28, 2010 and November 30, 2010, the fair value of the Company’s Credit Agreement debt based on bid prices as of those dates was $283.2 million and $289.5 million, respectively, while the carrying value was $341.2 million and $344.6 million, respectively.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2010 and November 30, 2010, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $41.0 million and $41.4 million, respectively, while the carrying value was $140.5 million for both periods.
Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) was comprised of the following for the three months and nine months ended November 30, 2009 and 2010:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2009	2010	2009	2010

Consolidated net income (loss)	$4,583	$2,060	$(111,813)	$2,651
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	994	843	534	924
Translation adjustment	590	1,227	(1,390)	(501)

Comprehensive income (loss)	$6,167	$4,130	$(112,669)	$3,074

Less: Comprehensive income attributable to noncontrolling interests	(823)	(1,475)	(3,021)	(3,241)

Comprehensive income (loss) attributable to the Company	$5,344	$2,655	$(115,690)	$(167)

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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of February 28,	As of November 30,
	2009	2010	2009	2010	2010	2010
Continuing Operations:

Slovakia	$3,398	$2,785	$9,937	$9,011	$9,371	$7,976

Bulgaria	486	288	1,493	1,008	1,119	880

Discontinued Operations (see Note 1):

Hungary	$3,060	$10	$9,454	$30	$138	$20

Belgium	—	—	703	—	—	—
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K/A, for the year ended February 28, 2010, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
November 30, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$45,655	$18,927	$—	$64,582
Station operating expenses, excluding depreciation and amortization	33,570	15,888	—	49,458
Corporate expenses, excluding depreciation and amortization	—	—	3,567	3,567
Depreciation and amortization	1,947	143	360	2,450
Loss on disposal of fixed assets	8	1	—	9

Operating income (loss)	$10,130	$2,895	$(3,927)	$9,098

Three Months Ended
November 30, 2010	Radio	Publishing	Corporate	Consolidated

Net revenues	$47,960	$18,505	$—	$66,465
Station operating expenses, excluding depreciation and amortization	32,572	16,584	—	49,156
Corporate expenses, excluding depreciation and amortization	—	—	3,403	3,403
Depreciation and amortization	1,884	122	307	2,313
Loss on disposal of fixed assets	3	—	—	3

Operating income (loss)	$13,501	$1,799	$(3,710)	$11,590

Nine Months Ended
November 30, 2009	Radio	Publishing	Corporate	Consolidated

Net revenues	$138,871	$49,716	$—	$188,587
Station operating expenses, excluding depreciation and amortization	106,690	47,937	—	154,627
Corporate expenses, excluding depreciation and amortization	—	—	10,649	10,649
Depreciation and amortization	6,185	636	1,135	7,956
Impairment loss	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
Gain on disposal of fixed assets	18	1	(158)	(139)

Operating loss	$(142,005)	$(7,670)	$(12,823)	$(162,498)

Nine Months Ended
November 30, 2010	Radio	Publishing	Corporate	Consolidated

Net revenues	$144,033	$49,618	$—	$193,651
Station operating expenses, excluding depreciation and amortization	102,685	46,777	—	149,462
Corporate expenses, excluding depreciation and amortization	—	—	13,278	13,278
Depreciation and amortization	5,728	382	1,007	7,117
Loss on disposal of fixed assets	3	—	—	3

Operating income (loss)	$35,617	$2,459	$(14,285)	$23,791

	As of February 28, 2010
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$418,259	$39,431	$34,288	$491,978
Assets — discontinued operations	6,190	—	—	6,190

Total assets	$424,449	$39,431	$34,288	$498,168

	As of November 30, 2010
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$421,629	$37,348	$37,704	$496,681
Assets — discontinued operations	3,201	—	—	3,201

Total assets	$424,830	$37,348	$37,704	$499,882

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

As discussed in Note 10, on September 9, 2010, this Going Private Transaction was effectively terminated and the lawsuits filed against various combinations of Emmis, JS Acquisition, Alden, and members of the board of directors of Emmis were subsequently dismissed.
Other Litigation and Regulatory Proceedings
The Company is a party to various other legal and regulatory proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no other legal or regulatory proceedings pending against the Company that are likely to have a material adverse effect on the Company.
Note 10. Going Private Transaction
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
Note 11. Subsequent Event
At the 2010 annual meeting of shareholders held on December 17, 2010, the shareholders of Emmis approved the 2010 Equity Compensation Plan. The 2010 Plan permits the delivery of a maximum of 2,000,000 shares of our common stock, plus any unused shares of common stock available under our 2004 Equity Compensation Plan, and shares subject to awards under that prior plan that would again become available for new grants under the terms of such plan if that plan were still in effect. This prior plan will be terminated as of the effective date of the 2010 Plan. The board of directors included 2,000,000 new shares under the 2010 Plan based on the expectation that these shares would service Emmis’ stock compensation program and other equity compensation needs for approximately three years. Emmis also decided to incorporate all shares remaining available for issuance under the prior 2004 plan into the 2010 Plan so that their issuance would be governed by the newer 2010 Plan, which provides greater administrative consistency. The inclusion of these additional shares from the prior plan does not increase the total number of shares available for awards because the shares would otherwise remain available for awards under the terms of the prior plan.

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

The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2009 and 2010. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2009	% of Total	2010	% of Total	2009	% of Total	2010	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$36,723	56.9%	$35,868	54.0%	$111,554	59.2%	$108,109	55.8%
National	9,884	15.3%	11,534	17.4%	25,192	13.4%	29,267	15.1%
Political	193	0.3%	1,003	1.5%	279	0.1%	1,600	0.8%
Publication Sales	3,697	5.7%	3,729	5.6%	9,698	5.1%	9,989	5.2%
Non Traditional	3,768	5.8%	3,411	5.1%	14,449	7.7%	15,062	7.8%
Other	10,317	16.0%	10,920	16.4%	27,415	14.5%	29,624	15.3%

Total net revenues	$64,582		$66,465		$188,587		$193,651

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2010, local sales, excluding political revenues, represented approximately 83% and 60% of our advertising revenues for our radio and publishing divisions, respectively. In the nine-month period ended November 30, 2009, local sales, excluding political revenues, represented approximately 84% and 70% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% of our radio division’s total advertising net revenues. The automotive industry, representing approximately 9% of our radio net revenues, is the largest category for our radio division for the nine-month periods ended November 30, 2009 and 2010.
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
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the August 2009 amendment to Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions prior to September 2011. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In particular, we have one radio station in New York City and two radio stations in Chicago where we believe the sale value could exceed the prospects for cash flow generation as part of our portfolio. Although we remain optimistic about the growth potential of these stations, we are exploring the sale of one or more of these stations as a means of maintaining compliance with certain covenants in the Credit Agreement.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2010, we have recorded approximately $360.0 in goodwill and FCC licenses, which represents approximately 72% of our total assets.
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

Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2010, Compared to November 30, 2009
Net revenues:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$45,655	$47,960	$2,305	5.0%	$138,871	$144,033	$5,162	3.7%
Publishing	18,927	18,505	(422)	(2.2)%	49,716	49,618	(98)	(0.2)%

Total net revenues	$64,582	$66,465	$1,883	2.9%	$188,587	$193,651	$5,064	2.7%

Radio net revenues increased in the three-month and nine-month periods ended November 30, 2010 as compared to the same period of the prior year principally due to improved economic conditions in the markets in which we operate. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 6.0% for the nine-month period ended November 30, 2010 as compared to the same period of the prior year. Our gross revenues as reported to Miller Kaplan fell short of the performance of the markets in which we operate, posting an increase of 5.1% compared to the prior year. Our gross revenues grew more than the market average in our three mid-sized markets (St. Louis, Indianapolis and Austin) and trailed the market average in our three largest markets (New York, Los Angeles and Chicago). Revenue declines at WRKS in New York, KPWR in Los Angeles and WLUP in Chicago caused us to fall short of the performance of the markets in which we operate. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the nine-month period ended November 30, 2010 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 3%, and our minutes sold were up 2%.
Publishing net revenues decreased in the three-month and in the nine-month periods ended November 30, 2010 as compared to the same periods of the prior year as the advertising environment for publications remains challenging. National advertising sales have been stronger than local advertising sales. Consequently, our two largest publications (Texas Monthly and Los Angeles Magazine), which derive a greater percentage of their advertising revenues from national clients, have outperformed our smaller publications, which rely more heavily on advertising from local clients.
Station operating expenses, excluding depreciation and amortization expense:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$33,570	$32,572	$(998)	(3.0)%	$106,690	$102,685	$(4,005)	(3.8)%
Publishing	15,888	16,584	696	4.4%	47,937	46,777	(1,160)	(2.4)%

Total station operating expenses, excluding depreciation and amortization expense	$49,458	$49,156	$(302)	(0.6)%	$154,627	$149,462	$(5,165)	(3.3)%

Station operating expenses, excluding depreciation and amortization expense, decreased in the three-month and nine-month periods ended November 30, 2010 principally due to the effect of company-wide cost reduction measures implemented in the prior fiscal year. These initiatives included personnel reductions, wage cuts, reductions in benefits and a significant reduction in discretionary spending.

Corporate expenses, excluding depreciation and amortization expense:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,567	$3,403	$(164)	(4.6)%	$10,649	$13,278	$2,629	24.7%
Corporate expenses, excluding depreciation and amortization expense, increased in the nine-month period ended November 30, 2010 mostly due to costs incurred by the Company associated with the Going Private Transaction discussed in Note 10 to the accompanying condensed consolidated financial statements. The Company recorded $0.4 million and $3.5 million of costs associated with the transaction in the three-month and nine-month periods ended November 30, 2010. Corporate expenses, excluding depreciation and amortization expense, decreased in the three-month period ended November 30, 2010 as a result of expense reduction initiatives instituted in the prior year and lower share based compensation expense.
Restructuring charge:

	For the three months ended			For the nine months ended
	November 30,			November 30,
	2009	2010	$ Change	2009	2010	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Restructuring charge	$—	$—	$—	$3,350	$—	$(3,350)
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
Impairment loss:

	For the three months ended			For the nine months ended
	November 30,			November 30,
	2009	2010	$ Change	2009	2010	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Impairment loss	$—	$—	$—	$174,642	$—	$(174,642)
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

Depreciation and amortization:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Depreciation and amortization:
Radio	$1,947	$1,884	$(63)	(3.2)%	$6,185	$5,728	$(457)	(7.4)%
Publishing	143	122	(21)	(14.7)%	636	382	(254)	(39.9)%
Corporate	360	307	(53)	(14.7)%	1,135	1,007	(128)	(11.3)%

Total depreciation and amortization	$2,450	$2,313	$(137)	(5.6)%	$7,956	$7,117	$(839)	(10.5)%

Substantially all of the decrease in radio depreciation and amortization for the nine-month period ended November 30, 2010 relates to lower amortization of the Company’s foreign intangible assets as a result of impairment losses recorded pursuant to our impairment reviews in the prior fiscal year.
Substantially all of the decrease in publishing depreciation and amortization for the nine month-period ended November 30, 2010 relates to lower amortization of the Company’s Orange Coast intangible assets as a result of impairment losses recorded pursuant to our impairment reviews in the prior fiscal year.
The decrease in depreciation expense for the three-month period ended November 30, 2010 is attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets.
Operating income (loss):

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$10,130	$13,501	$3,371	33.3%	$(142,005)	$35,617	$177,622	N/A
Publishing	2,895	1,799	(1,096)	(37.9)%	(7,670)	2,459	10,129	N/A
Corporate	(3,927)	(3,710)	217	5.5%	(12,823)	(14,285)	(1,462)	(11.4)%

Total operating income (loss):	$9,098	$11,590	$2,492	27.4%	$(162,498)	$23,791	$186,289	N/A

The increase in operating income is mostly attributable to the impairment loss and restructuring charge incurred during the nine-month period ended November 30, 2009, but not duplicated in the current fiscal year. Excluding these items, operating income would have increased $8.3 million for the nine-month period ended November 30, 2010 as compared to the same period of the prior year principally due to improving net revenues for our radio division and lower station operating expenses, excluding depreciation and amortization, in both our radio and publishing divisions, both of which are partially offset by higher corporate expenses due to costs incurred related to the going private transaction.
Interest expense:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Interest expense	$7,237	$5,195	$(2,042)	(28.2)%	$18,161	$16,084	$(2,077)	(11.4)%
The decrease in interest expense is due to the March 2010 maturation of our swap with Bank of America that had fixed the rate we pay on the three-month LIBOR at 4.795% on $165 million of notional principal. This is partially offset by a 2% interest rate increase on our Credit Agreement debt as a result of an amendment to the Credit Agreement in August 2009.

Gain on debt extinguishment:

	For the three months ended			For the nine months ended
	November 30,			November 30,
	2009	2010	$ Change	2009	2010		$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Gain on debt extinguishment	$—	$—	$—	$31,362		$—	$(31,362)
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
Provision (benefit) for income taxes:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Provision (benefit) for income taxes	$(3,390)	$4,108	$7,498	221.2%	$(36,604)	$4,426	$41,030	N/A
The change in the provision (benefit) for income taxes for the nine-month period ended November 30, 2010 was primarily due to the increase in pre-tax income. The Company is recording a valuation allowance for most of its deferred tax assets, including its net operating loss carryforwards. Additionally, during the nine-month period ended November 30, 2010, the Company recorded a benefit for income taxes of approximately $2.0 million related to an interest rate swap agreement that matured during the period. A full valuation allowance was previously established for the deferred tax asset related to the interest rate swap agreement and was realized during the period. This benefit had previously been recorded in accumulated other comprehensive income (loss) pending the maturity of the swap agreement.
The change in the provision (benefit) for income taxes for the three-month period ended November 30, 2010 was primarily due to the recording of a $4.8 million benefit during the three-month period ended November 30, 2009 related to alternative minimum tax paid by Emmis in 2006 and 2007, which was able to be recouped after the signing of the Worker, Homeownership, and Business Assistance Act of 2009. The remaining change relates to the increase in pre-tax income.
(Gain) loss from discontinued operations, net of tax:

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

(Gain) loss from discontinued operations, net of tax	$695	$95	$(600)	(86.3)%	$(578)	$392	$970	(167.8)%
Our Hungarian radio operations and Belgium radio operations have been classified as discontinued operations in the accompanying condensed consolidated statements. The decrease in income from discontinued operations, net of tax mostly relates to the cessation of Hungarian radio operation in November 2009. The loss incurred by Slager during the three-month and nine-month periods ended November 30, 2010 mostly relates to expenses associated with the wind-down of operations, which includes settlement of working capital items and litigation costs to pursue legal remedies following the 2009 Hungarian national radio license tender process. See Note 1 to the accompanying condensed consolidated financial statements for more discussion of the results of operations of these businesses.

Consolidated net income (loss):

	For the three months ended				For the nine months ended
	November 30,				November 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Consolidated net income (loss)	$4,583	$2,060	$(2,523)	(55.1%)	$(111,813)	$2,651	$114,464	N/M
The decrease in consolidated net income (loss) for the three-month period ended November 30, 2010 as compared to the same period of the prior year mostly relates to change in the provision (benefit) for income taxes as discussed above. Excluding the $4.8 million benefit related to the recapture of alternative minimum taxes paid in 2006 and 2007, consolidated net income for the three month period ended November 30, 2010 would have increased $2.3 million.
The increase in consolidated net income (loss) for the nine-month period ended November 30, 2010 as compared to the same period of the prior year mostly relates to items recorded in the prior year that were nonrecurring in the current year. These items include an impairment loss of $174.6 million and a restructuring charge of $3.4 million, partially offset by a gain on debt extinguishment $31.4 million, all net of tax.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under the Credit Agreement. Our primary uses of capital have been historically, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt. We also have used capital to fund acquisitions and repurchase our common stock.
At November 30, 2010, we had cash and cash equivalents of $12.6 million and net working capital of $30.4 million. At February 28, 2010, we had cash and cash equivalents of $6.8 million and net working capital of $17.7 million. Cash and cash equivalents held at various European banking institutions at February 28, 2010 and November 30, 2010 was $3.6 million and $5.5 million, respectively. Of the $5.5 million of cash held at various European banking institutions at November 30 31, 2010, approximately $0.7 million relates to Slager and is classified as current assets — discontinued operations in the accompanying condensed consolidated balance sheets. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.
The Company has two separate interest rate exchange agreements, whereby the Company pays a fixed rate on $175 million of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparty to these agreements is Deutsche Bank.
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $11.4 million at November 30, 2010. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2011. However, unforeseen circumstances, such as those described in Item 1A “Risk Factors” on our Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended February 28, 2010, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, ceasing to operate certain unprofitable properties and the sale of assets. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through a further amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

Under the terms of the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement) through September 1, 2011. Subsequent to September 1, 2011, the Company must meet the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of November 30, 2010. Our Liquidity (as defined in the Credit Agreement) as of November 30, 2010 was $16.4 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of November 30, 2010 was as follows:

	As of November 30, 2010
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$22,700	$26,322

[1]	(as defined in the Credit Agreement)
While the Company is currently in compliance with all of the financial and non-financial covenants in the Second Amendment to its Credit Facility, the suspension of certain covenants provided by the Second Amendment expires on September 1, 2011. After September 1, 2011, the Company must maintain compliance with the original financial and non-financial covenants in its Credit Facility, which are more restrictive. Absent asset sales, which the Company is actively pursuing, the Company believes it is unlikely it will be able to maintain compliance with the financial covenants after September 1, 2011. Non-compliance with the financial covenants would be considered an event of default under our Credit Agreement, giving our lenders the right, among other things, to accelerate the maturity of our Credit Agreement indebtedness. The terms of the Credit Agreement also state that the issuance of an opinion by our independent auditors that is modified to express substantial doubt about Emmis’ ability to continue as a going concern is an event of default under the Credit Agreement. Our ability to maintain compliance with our financial and non-financial covenants throughout fiscal 2012 and the adequacy of our plans to address the impact of non-compliance on our liquidity will be factors considered by our auditors in rendering their opinion on our financial statements for the year ending February 28, 2011, which are expected to be issued in May 2011.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $7.8 million for the nine-month period ended November 30, 2010 versus $24.4 million in the same period of the prior year. The decrease in cash flows from operating activities is mostly due to the receipt of $10.2 million related to our national representation performance guarantee and the receipt of $14.0 million for the first two years of LMA fees for KXOS-FM (formerly KMVN-FM), both of which were nonrecurring events in the nine months ended November 30, 2009, partially offset by other working capital fluctuations.

Investing Activities
Cash used in investing activities was $2.5 million for the nine-month period ended November 30, 2010 versus cash provided by investing activities of $1.7 million in the same period of the prior year. During the nine-month period ended November 30, 2009, the Company completed the sale of its airplane and received $9.0 million in proceeds. This was partially offset by the $4.9 million purchase of our noncontrolling partners’ ownership interests in two of our Bulgarian radio networks and $2.3 million of capital expenditures. During the nine-month period ended November 30, 2010, the Company’s main investing activity was capital expenditures, which totaled $2.5 million. Investing activities generally include capital expenditures and business acquisitions and dispositions.
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
Financing Activities
Cash provided by financing activities was $0.5 million for the nine-month period ended November 30, 2010, versus cash used in financing activities of $54.4 million in the same period of the prior year. Cash used in financing activities in the nine-month period ended November 30, 2009 primarily relates to the net debt repayments of $44.5 million under our Credit Agreement, $4.8 million of debt related costs, and $5.0 million used to pay distributions to noncontrolling interests ($2.0 million of which is related to Slager and thus classified as discontinued operations). Cash provided by financing activities for the nine-month period ended November 30, 2010 primarily relates to the $3.5 million of net borrowings of debt under our Credit Agreement partially offset by $2.8 million used to pay cash distributions to noncontrolling interests ($0.4 million of which is related to Slager and thus classified as discontinued operations). Our financing activities for the nine-month period ended November 30, 2009, were funded by cash generated by operating activities, remaining cash from our sale of WVUE-TV in July 2008 and the sale of our corporate airplane.
As of November 30, 2010, Emmis had $344.6 million of borrowings under its senior credit facility ($3.4 million current and $341.2 million long-term) and $140.5 million of Preferred Stock outstanding. All outstanding amounts under our credit facility bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2010, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.6%.
The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $3.4 million, solely comprised of repayments of term notes under our Credit Agreement. Although the Credit Agreement bears interest at variable rates, we have two separate interest rate exchange agreements that effectively fix the rate we will pay on $175 million of outstanding debt outstanding under our Credit Agreement. Interest that Emmis will be required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) through their maturity in March 2011 is expected to be $3.8 million. Interest to be paid on Credit Agreement debt outstanding that is in excess of our interest rate exchange agreements is not presently determinable given that the Credit Agreement bears interest at variable rates.

The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of November 30, 2010, cumulative preferred dividends in arrears total $18.5 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remained unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. No director nominees were submitted by holders of the Preferred Stock for our last annual meeting, so those two director seats remain open. The Second Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
At January 6, 2011, we had $10.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2010. As part of our business strategy, we continually evaluate potential acquisitions, dispositions and swaps of radio stations, publishing properties and other businesses, striving to maintain a portfolio that we believe leverages our strengths and holds promise for long-term appreciation in value. If we elect to take advantage of future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities, depending on market conditions and other factors. In addition, Emmis currently has the option, but not the obligation, to purchase our 49.9% partner’s entire interest in the Austin radio partnership based on an 18-multiple of trailing 12-month cash flow. The option, which does not expire, has not been exercised.
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
As previously discussed, on September 9, 2010, this Going Private Transaction was effectively terminated and the lawsuits filed against various combinations of Emmis, JS Acquisition, Alden, and members of the board of directors of Emmis were subsequently dismissed. On September 15, 2010, Jeff Smulyan and JS Acquisition commenced a lawsuit against Alden in Indiana State Court. On December 24, 2010, Emmis, JS Acquisition and Bose McKinney and Evans LLP (“Bose”), a business law firm, entered into an agreement whereby Bose would coordinate the prosecution of certain litigation by JS Acquisition against Alden. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the litigation.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2010 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The terms of the Company’s 6.25% Series A Cumulative Convertible Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of November 30, 2010, cumulative preferred dividends in arrears total $18.5 million. Failure to pay the dividend is not a default under the terms of the preferred stock or our senior credit facility. However, since dividends have remained unpaid for more than six quarters, the holders of the preferred stock are entitled to elect two persons to our board of directors. No director nominees were submitted by holders of the Preferred Stock for our last annual meeting, so those two director seats remain open.

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

EMMIS COMMUNICATIONS CORPORATION
Date: January 11, 2011	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer