Form 10-K
period 2011-02-28
EMMIS COMMUNICATIONS CORP
filed 2011-05-10
CIK 783005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended February 28, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $48,705,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 2, 2011, was:

33,477,464	Class A Common Shares, $.01 par value
4,722,684	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference

Proxy Statement for 2011 Annual Meeting expected to be filed within 120 days	Part III

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
GENERAL
We are a diversified media company, principally focused on radio broadcasting. We operate the 8th largest publicly traded radio portfolio in the United States based on total listeners. As of February 28, 2011, we own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago, although one of our FM radio stations in Los Angeles is operated pursuant to a Local Marketing Agreement (LMA) whereby a third party provides the programming for the station and sells all advertising within that programming. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute, IN.
In addition to our domestic radio properties, we operate an international radio business and publish several city and regional magazines. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. We also engage in various businesses ancillary to our broadcasting business, such as website design and development, digital sales consulting and operating a news information radio network in Indiana.
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
Extend sales efforts into new market segments
Given the competitive pressures in many of our “traditional” advertising categories, we are expanding our network of advertiser relationships into not-for-profits, political advertising, corporate philanthropy, environmental initiatives and government agencies. We believe our capabilities can address these clients’ under-served needs. The early return on these efforts has been encouraging and we plan to shift additional resources toward these efforts over time.
Enhance the efficiency of our operations
We believe it is essential that we operate our businesses as efficiently as possible. In recent years, we have undertaken a series of aggressive restructurings and cost cuts, and we continue to seek additional opportunities to streamline our operations.
Establish additional platforms for long-term growth and value creation
While our primary focus is on near-term performance improvement, we also believe it is important to make sensible investments in longer-term growth opportunities. For example, Emmis Interactive Inc., one of our subsidiaries, markets to other broadcasters and publishers a leading-edge Internet technology platform and digital media sales expertise that had been developed in-house at Emmis Radio. To date, the company has signed up nearly 250 third-party media properties as clients and continues to grow rapidly.

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing in Radio 2011 (1st Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the based on the March 2011 Portable People MeterTM (PPMTM) results or, in the case of our Terre Haute stations, based on the Fall 2010 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Arbitron.

				RANKING IN
	MARKET		PRIMARY	PRIMARY	STATION
STATION AND	RANK BY		DEMOGRAPHIC	DEMOGRAPHIC	AUDIENCE
MARKET	REVENUE	FORMAT	TARGET AGES	TARGET	SHARE
Los Angeles, CA [1]	1
KPWR-FM		Hip-Hop	18-34	3	6.4

New York, NY	2
WRKS-FM		Classic Soul/Today’s R&B	25-54	15	3
WQHT-FM		Hip-Hop	18-34	1t	8.5
WRXP-FM		Adult Album Alternative	25-54	12t	3.2

Chicago, IL	3
WLUP-FM		Classic Rock	25-54	8t	3.6
WKQX-FM		Alternative Rock	18-34	5	4.5

St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	3	9.9
KSHE-FM		Album Oriented Rock	25-54	10	4.2
KIHT-FM		Classic Hits	25-54	6	6.2
KFTK-FM		Talk	25-54	11	4.1

Austin, TX	33
KLBJ-AM		News/Talk	25-54	6	5.6
KLZT-FM		Mexican Regional	18-34	3t	8.6
KBPA-FM		Adult Hits	25-54	3	6.8
KLBJ-FM		Album Oriented Rock	25-54	11	4.4
KGSR-FM		Adult Album Alternative	25-54	16	2.3
KROX-FM		Alternative Rock	18-34	10	4.7

Indianapolis, IN	35
WFNI-AM		Sports Talk	25-54	11	4.1
WYXB-FM		Soft Adult Contemporary	25-54	1t	7.8
WLHK-FM		Country	25-54	14	3.4
WIBC-FM		News/Talk	35-64	9	5.0

Terre Haute, IN	232
WTHI-FM		Country	25-54	1	16.3
WWVR-FM		Classic Rock	25-54	3	13.5

[1]
Our second station in Los Angeles, KXOS-FM, is operating pursuant to a Local Marketing Agreement (LMA). Under the terms of the LMA, Grupo Radio Centro, S.A.B. de C.V provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate KXOS-FM.

In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 85 affiliated radio stations in Indiana. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. We also engage in various businesses ancillary to our broadcasting business, such as consulting and broadcast tower leasing.
PUBLISHING OPERATIONS
We publish the following magazines:

Monthly
Paid & Verified
Circulation[1]
Regional Magazines:
Texas Monthly	304,883
Los Angeles	138,677
Atlanta	65,530
Orange Coast	56,635
Indianapolis Monthly	40,664
Cincinnati	37,426

Specialty Magazines[2]:
Country Sampler	351,904
Country Business	20,414
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

[1]	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2010)

[2]	Our specialty magazines are circulated bimonthly

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
ADVERTISING SALES
Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2011, approximately 21% of our total advertising revenues were derived from national sales, and 79% were derived from local and regional sales. For the year ended February 28, 2011, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (84%) than our publishing entities (63%).
EMPLOYEES
As of February 28, 2011, Emmis had approximately 870 full-time employees and approximately 350 part-time employees. Approximately 55 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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

FEDERAL REGULATION OF BROADCASTING
Radio broadcasting in the United States is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”), as amended in part by the Telecommunications Act of 1996 (the “1996 Act”). Radio broadcasting is prohibited except in accordance with a license issued by the FCC upon a finding that the public interest, convenience and necessity would be served by the grant of such license. The FCC has the power to revoke licenses for, among other things, false statements made in applications or willful or repeated violations of the Communications Act or of FCC rules. In general, the Communications Act provides that the FCC shall allocate broadcast licenses for radio stations in such a manner as will provide a fair, efficient and equitable distribution of service throughout the United States. The FCC determines the operating frequency, location and power of stations; regulates the equipment used by stations; and regulates numerous other areas of radio broadcasting pursuant to rules, regulations and policies adopted under authority of the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of an entity holding such a license without the prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of media that compete with broadcast stations.
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

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of March 31, 2011:

								Height Above
								Average
					Expiration Date			Terrain	Power
Radio Market	Stations		City of License	Frequency	of License[1]		FCC Class	(in feet)	(in Kilowatts)
Los Angeles, CA	KPWR-FM		Los Angeles, CA	105.9	December 2013		B	3035	25
	KXOS-FM		Los Angeles, CA	93.9	December 2013		B	3009	18.5

New York, NY	WRXP-FM		New York, NY	101.9	June 2014		B	1355	6.2
	WQHT-FM		New York, NY	97.1	June 2014		B	1339	6.7
	WRKS-FM		New York, NY	98.7	June 2014		B	1362	6

Chicago, IL	WKQX-FM		Chicago, IL	101.1	December 2012		B	1394	5.7
	WLUP-FM		Chicago, IL	97.9	December 2012		B	1394	4

St. Louis, MO	KFTK-FM		Florissant, MO	97.1	February 2013		C1	561	100
	KIHT-FM		St. Louis, MO	96.3	February 2013		C1	1027	80
	KPNT-FM	[3]	Collinsville, IL	105.7	February 2005	[2]	C	1375	100
	KSHE-FM		Crestwood, MO	94.7	February 2013		C0	1027	100

Austin, TX	KBPA-FM		San Marcos, TX	103.5	August 2013		C0	1257	100
	KGSR-FM		Cedar Park, TX	93.3	August 2013		C	1926	100
	KLZT-FM		Bastrop, TX	107.1	August 2013		C2	499	49
	KLBJ-AM		Austin, TX	590	August 2013		B	N/A	5 D / 1 N
	KLBJ-FM		Austin, TX	93.7	August 2013		C	1050	97
	KROX-FM		Buda, TX	101.5	August 2013		C2	843	12.5

Indianapolis, IN	WFNI-AM		Indianapolis, IN	1070	August 2012		B	N/A	50 D / 10 N
	WLHK-FM		Shelbyville, IN	97.1	August 2012		B	732	23
	WIBC-FM		Indianapolis, IN	93.1	August 2004	[2]	B	991	13.5
	WYXB-FM		Indianapolis, IN	105.7	August 2012		B	492	50

Terre Haute, IN	WTHI-FM		Terre Haute, IN	99.9	August 2012		B	489	50
	WWVR-FM		West Terre Haute, IN	105.5	August 2012		A	295	3.3
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

[3]
The FCC has authorized changes in technical facilities for KPNT-FM at a new transmitter site as follows: FCC Class, C1; Height Above Average Terrain, 715 ft; and Effective Radiated Power, 64 kW. The station is authorized to continue operation with its existing facilities until the new facilities are constructed. The KPNT-FM changes require change of the city of license of station KSEF-FM from Farmington to St. Genevieve, MO, which the FCC has approved.

A petition to deny has been filed against the renewal application for KPNT and remains pending. A petition to deny was also filed against the renewal application for WKQX. The FCC denied the petition and granted the renewal application, but an application for review of that decision was filed and remains pending. An informal objection was filed against the renewal applications of the Company’s Indiana radio stations and was rejected by the FCC, and the licenses of all the Indiana radio stations except WIBC were renewed. A petition was filed with the FCC seeking reconsideration of grant of those license renewals, and was rejected. However, an application for review of the decision denying reconsideration was subsequently filed, and remains pending. See “PROGRAMMING AND OPERATION.”
REVIEW OF OWNERSHIP RESTRICTIONS. The FCC is required by statute to review all of its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify any of its rules that are no longer “necessary in the public interest.”
In June of 2003, the FCC modified several of its regulations governing the ownership of radio stations in local markets. In June of 2004, however, the United States Court of Appeals for the Third Circuit released a decision which, while affirming the FCC in certain respects, found fault with other aspects of the FCC’s revised rules, remanded them to the agency for further proceedings, and extended a stay on the implementation of certain of the new rules. In December of 2007, the FCC adopted a decision pursuant to the remand ordered by the Court of Appeals. The FCC relaxed its long-standing prohibition on common ownership of a television or radio station and daily newspaper in the same market, presumptively allowing such ownership under limited circumstances. The FCC, however, largely left intact its other pre-2003 ownership rules, including those limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a local market. The FCC’s decision was appealed by a number of parties (not including Emmis). The appeals have been consolidated in the Third Circuit and remain pending. Several other parties also jointly filed a petition for reconsideration of the December 2007 decision with the FCC, and that petition similarly remains pending. In 2010, the FCC commenced its most recent statutory quadrennial review of its broadcast ownership rules, and that proceeding is also ongoing. We cannot predict whether such appeals or proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
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

Each of the markets in which our radio stations are located has at least 15 radio stations.
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
Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement by the FCC and carry fines of up to $325,000 per violation.

In August of 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the company adopted a compliance plan intended to avoid future indecency violations, (ii) the company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the company based on allegedly indecent broadcasts, and agreed not to use against the company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by a WKQX announcer raised any substantial and material questions concerning the company’s qualifications to hold FCC licenses. The Consent Decree was subsequently upheld by a federal court of appeals. Petitions were filed against the license renewal applications of stations WKQX and KPNT, and an informal objection was filed against the license renewals of the company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. The petition against KPNT remains pending. The objections against the Indiana license renewals, a petition for reconsideration of the grant of those applications, and the petition against WKQX were rejected by the FCC, but applications for review of those FCC actions are pending. Subsequent to the approval of the Consent Decree, the company has received letters of inquiry from the FCC alleging additional violations of the indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
The FCC’s indecency rules are also the subject of ongoing litigation. In July 2010, the Second Circuit held the FCC’s indecency standards to be unconstitutionally vague in violation of the First Amendment. The Second Circuit later vacated the agency decision at issue in another appeal based on its earlier decision. The FCC may seek further review of these two rulings. A separate appeal involving the FCC’s indecency rules in the Third Circuit, as well as several district court actions regarding those rules, remain pending. The outcome of these judicial proceedings will affect future FCC policies in this area and could impact the FCC’s action on the outstanding complaints involving Emmis stations.
In 2006, the FCC commenced an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups (Emmis was not one of them), and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. Emmis has received similar inquiries from the FCC and has submitted responses; additional responses may be submitted in the future.
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
ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a new low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November of 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.
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
On May 1, 2007, the Copyright Royalty Board (“CRB”) published royalty rates and terms for non-interactive Internet streaming of sound recordings for 2006-2010. The new rates apply to all nonsubscription and new subscription services that stream sound recordings on the Internet, including radio stations that simulcast their broadcast programming over the Internet. The new rates represent a substantial increase from the previous rates. Several parties, including certain commercial broadcasters, appealed the CRB decision to the United States Court of Appeals for the D.C. Circuit. In February 2009, before the appeal was decided, the National Association of Broadcasters and SoundExchange, the entity that represents the recording industry and receives royalty payments from webcasters, negotiated a settlement setting rates and terms for 2006-2015 that resulted in the withdrawal of all commercial broadcasters from the appeal. Under the settlement, a commercial broadcaster could elect to pay pursuant to the settlement rates in lieu of the CRB rates, which Emmis elected to do. The rates set under the settlement increase from 0.08 cent per listener per song in 2006 to 0.25 cent per listener per song in 2015. A separate settlement between SoundExchange and the Digital Media Association resulted in a minimum annual fee of $500 per station or channel for commercial webcasters. A proceeding to set rates for 2011-2015 is underway, but broadcasters such as Emmis that have elected to pay the rates set by the settlement agreement will not be eligible for those rates.
Legislation has also been introduced in past Congresses that would require terrestrial radio broadcasters to pay performance royalties to performers, ending a long-standing copyright law exception, and similar legislation may be introduced in the future. If enacted, such legislation could have an adverse impact on the cost of music programming.
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
Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:
•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to reallocate spectrum used for broadcasting to other services;

•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;

•	proposals to change rules relating to political broadcasting;

•	technical and frequency allocation matters;

•	AM stereo broadcasting;

•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;

•	proposals permitting FM stations to accept formerly impermissible interference;

•	proposals to reinstate holding periods for licenses;

•	changes to broadcast technical requirements, including those relative to the implementation of SDARS and DAB;

•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting;

•	proposals to modify broadcasters’ public interest obligations;

•	proposals to limit the tax deductibility of advertising expenses by advertisers; and

•	proposals to regulate violence and hate speech in broadcasts.
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
REGULATION OF BROADCASTING IN OTHER COUNTRIES
Each of our broadcast properties outside the United States also operates pursuant to licenses granted by a government regulator comparable to the FCC. The following table sets forth the regulator, the city or country of license and the license expiration date for each of our international radio properties:

Property	Country	Regulator	Expiration

Radio Expres	Slovakia	Council for Broadcasting and Retransmission	February 2013
Radio FM+	Bulgaria	The Council for Electronic Media	Februry 2024 to February 2026
Radio Fresh	Bulgaria	The Council for Electronic Media	Februry 2025 to February 2026
Star FM	Bulgaria	The Council for Electronic Media	February 2026
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

	Year Ended Febraury 28,
	2009	2010	2011
	(amounts in thousands)

Net Revenues:

Domestic	$285,878	$226,373	$236,887
International	22,053	16,193	14,427

Total	$307,931	$242,566	$251,314

	As of February 28,
	2009	2010	2011
	(amounts in thousands)

Noncurrent Assets:

Domestic	$594,034	$412,977	$401,153
International	13,687	10,490	8,299

Total	$607,721	$423,467	$409,452

ITEM 1A.	RISK FACTORS.
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
We have a significant amount of indebtedness. At February 28, 2011, our total indebtedness was $331.0 million, and our shareholders’ deficit was $189.7 million. Our substantial indebtedness could have important consequences to investors. For example, it could:
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
We have a substantial amount of indebtedness, and the instrument governing such indebtedness contains restrictive financial covenants. Our ability to comply with the covenants in the Credit Agreement will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to the Credit Agreement, or would need to refinance our senior secured credit facility. Under amendments to the Credit Agreement, certain covenants have been modified or suspended, but more stringent covenant requirements are scheduled to resume in late 2012. There can be no assurance that we can obtain future amendments or waivers of the Credit Agreement, or refinance our senior secured credit facility and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our lenders have taken security interests in substantially all of our consolidated assets. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facility, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under the senior secured credit facility. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.
Our Credit Agreement imposes significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments.
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
Our radio operations in New York and Los Angeles, including the LMA fee we receive from GRC, account for approximately 45% of our domestic radio revenues. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets.
We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.
The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:
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
Each of our domestic radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times through June 2014. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.
The FCC has engaged in vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.
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
The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009, August 19, 2009 and March 29, 2011 (the “Credit Agreement”), and proceeds from future issuances of debt and equity, both public and private. Currently, the Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.
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
Broadcast licenses in many foreign countries do not necessarily confer the same renewal expectancy as U.S. radio stations broadcast licenses. While we believe that we have reasonable prospects for securing extensions of our remaining international broadcast licenses, we cannot be sure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our international operations. For instance, on October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We continue to explore Hungarian, European Union, and international arbitration forums as we believe the award of the license by the ORTT to the other bidder violated Hungarian law and various bilateral investment treaties.

Exchange rates may cause future losses in our international operations.
Because we own assets in foreign countries and derive revenue from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.
We have incurred losses over the past three years and we may incur future losses.
We have reported net losses in our consolidated statement of operations over the past three years predominately due to the recording of non-cash impairment charges related to FCC licenses and goodwill. As of February 28, 2011, our FCC licenses and goodwill comprise 75% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.
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
As of May 2, 2011, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 64% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
Our common stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) Global Select Market.
Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS.” We may not be able to meet the continued listing requirements of the Nasdaq Global Select Market, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. In the past, we have received written deficiency notices from The Nasdaq Stock Market advising us that the closing bid price of our Class A common stock did not meet the continued listing requirements pursuant to NASDAQ Listing Rule 5450(a)(1). In each of these instances, we were able to satisfy the requirements for continued listing by maintaining a closing bid price equal to or in excess of $1.00 for a minimum of ten consecutive trading days. If we are unable to satisfy the requirements of the Nasdaq Global Select Market for continued listing, our common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another Nasdaq market. Any such delisting of our common stock could also cause our 6.25% Series A Cumulative Convertible Preferred Stock, which is listed on the Nasdaq Global Select Market under the symbol “EMMSP,” to also be delisted. A delisting of our stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our stock.
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
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities, with each of our owned properties subject to a mortgage under our Credit Agreement. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $42.7 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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
Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI and of which we are a participant, filed motions in Federal District Court for the Southern District of New York against ASCAP and BMI on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The court approved reduced interim fees for ASCAP and BMI. The final fees, still to be determined by the court, may be retroactive to January 1, 2010 and may be different from the interim fees.
On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition, LLC (“JS Acquisition”) for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Capital (together with its affiliates and related parties, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated in fiscal 2011. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the Litigation. Emmis has agreed to initially invest up to $0.2 million in support of the prosecution of JS Acquisition’s claim in exchange for first recoupment of 150% of the amount invested from any JS Acquisition recovery. The investment by Emmis was unanimously approved by Emmis’ Board of Directors, including all of its independent directors. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Emmis believes the Alden claims are without merit. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.
EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

		AGE AT	YEAR FIRST
		FEBRUARY 28,	ELECTED
NAME	POSITION	2011	OFFICER

Richard F. Cummings	President - Radio Programming	59	1984

J. Scott Enright	Executive Vice President, General Counsel and Secretary	48	1998

Gregory T. Loewen	President - Publishing Division and Chief Strategy Officer	39	2007

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
The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2009	0.78	0.25
August 2009	1.11	0.24
November 2009	1.62	0.63
February 2010	1.44	0.82

May 2010	2.45	0.88
August 2010	2.30	1.48
November 2010	1.76	0.50
February 2011	1.40	0.43
HOLDERS
At May 4, 2011, there were 5,583 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of February 28, 2011, cumulative preferred dividends in arrears total $21.0 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remained unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The company has received nominations for these director positions for the 2011 annual meeting of shareholders expected to be held in July 2011. The Second Amendment and Third Amendment to our Credit Agreement prohibit the company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Payment of future preferred stock dividends is at the discretion of the company’s Board of Directors.

SHARE REPURCHASES
During the three-month period ended February 28, 2011, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the company’s Board of Directors. There was, however, withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended February 28, 2011:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
December 1, 2010 – December 31, 2010	—	N/A	—	$36,150,565
January 1, 2011 – January 31, 2011	10,760	$0.80	—	$36,150,565
February 1, 2011 – February 28, 2011	—	N/A	—	$36,150,565

	10,760		—

ITEM 6.	SELECTED FINANCIAL DATA.
As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
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

	Year ended February 28,
	2009	% of Total	2010	% of Total	2011	% of Total
Net revenues:
Local	$184,134	59.8%	$143,924	59.3%	$140,872	56.1%
National	57,753	18.8%	31,572	13.0%	36,845	14.7%
Political	1,466	0.5%	410	0.2%	1,657	0.7%
Publication Sales	14,006	4.5%	12,844	5.3%	13,025	5.2%
Non Traditional	18,973	6.2%	17,903	7.4%	19,022	7.6%
Other	31,599	10.2%	35,913	14.8%	39,893	15.7%

Total net revenues	$307,931		$242,566		$251,314

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
KNOWN TRENDS AND UNCERTAINTIES
Although advertising revenues are on an upswing following the recent global recession, domestic radio revenue growth has been challenged for several years. Management believes this is principally the result of three factors: (1) the proliferation of advertising inventory caused by the emergence of new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks and social coupon sites, all of which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, and (3) the adoption of a new method of gathering ratings data, which has shown an increase in cumulative audience size, but a decrease in time spent listening as compared to the previous method of gathering ratings data.
The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of portable digital media devices that contain an FM tuner, including smartphones and music players. In many countries, FM tuners are common features in portable digital media devices. The radio industry is working with leading United States network providers, device manufacturers, regulators and legislators to ensure that FM tuners are included in future portable digital media devices. Including FM as a feature on these devices has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications.
The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by becoming one of the fifteen largest streaming audio providers in the United States, developing highly interactive websites with content that engages our listeners, using SMS texting and delivering real-time traffic to navigation devices.
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

Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPMTM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York, Los Angeles and Chicago markets in October 2008, in the St. Louis market in October 2009, and the Austin and Indianapolis markets in the fall of 2010. In each market in which the service has launched, there has been a compression in the relative ratings of all stations in the market, increasing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different. The Company continues to evaluate the impact PPMTM will have on our revenues in these markets.
As discussed below, our radio stations in Los Angeles and Chicago have trailed the performance of their respective markets. Management believes this relative underperformance is principally due our lack of scale in these markets. We are overly dependent on the performance of one or two stations in these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors operate larger station clusters in Los Angeles and Chicago than we do, enabling them to use their market share to extract a greater percentage of available advertising revenue through discounting unit rates.
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM commenced on April 15, 2009 and will continue for up to seven years. The LMA requires $7 million in annual payments plus reimbursement of certain expenses. GRC paid the first two years of LMA payments in advance at closing. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with broadcast programming. In connection with the LMA, the call letters of the station changed from KMVN-FM to KXOS-FM. The performance of Emmis’ other Los Angeles radio station, KPWR-FM, trailed the performance of the overall market. For the twelve-month period ended February 28, 2011, KPWR-FM’s gross revenues were down 5.0% whereas the independent accounting firm Miller, Kaplan, Arase & Co. (Miller Kaplan) reported that the Los Angeles market total gross revenues were up 4.6% versus the same period of the prior year.
Our radio cluster in Chicago trailed the performance of the overall Chicago radio market during the twelve-month period ended February 28, 2011. For the twelve-month period ended February 28, 2011, our Chicago radio stations’ gross revenues were down 2.7%, whereas Miller Kaplan reported that Chicago radio market total gross revenues were up 6.0% versus the same period of the prior year.
While our performance in Los Angeles and Chicago during the twelve-month period ended February 28, 2011 was disappointing, all of our remaining markets for which Miller Kaplan data is available (New York, St. Louis, Indianapolis and Austin) outperformed their respective markets.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In particular, we have one radio station in New York City and two radio stations in Chicago where we believe the sale value could exceed the prospects for cash flow generation as part of our portfolio. Although we remain optimistic about the growth potential of these stations, we are exploring the sale of one or more of these stations to reduce our indebtedness.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2011, we have recorded approximately $353.0 million in goodwill and FCC licenses, which represents approximately 75% of our total assets.
In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles. Our foreign broadcasting licenses expire during periods ranging from December 2012 to February 2013. We will need to submit applications to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries. While there is a general expectancy of renewal of radio broadcast licenses in most countries and we expect to actively seek renewal of our foreign licenses, most of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States’ licenses, as was demonstrated in Hungary when our broadcasting license was not renewed in November 2009 under circumstances that even a Hungarian court ruled violated Hungarian law and various bilateral investment treaties. We treat our foreign broadcasting licenses as definite-lived intangibles and amortize them over their respective license periods.
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

The projections incorporated into our annual license valuations take into consideration the recent economic recession and credit crisis, which has led to a further weakened and less profitable radio marketplace with a higher cost of capital. Between its October 1, 2008 interim impairment assessment and its December 1, 2010 annual assessment, the Company incorporated several more conservative estimates into its assumptions to reflect the deterioration in both the U.S. economy and the radio marketplace as well as the repricing of risk. Specifically, discount rates increased from 11.7% to 12.1% in the October 1, 2008 assessment to a range of 12.0% to 12.3% in the December 1, 2010 assessment. Also, operating profit margins decreased from a range of 27.7% to 43.7% in the October 1, 2008 assessment to a range of 25.1% to 37.1% in the December 1, 2010 assessment. Assumptions incorporated into the annual impairment testing as of December 1, 2010 were similar to those used in our December 1, 2009 annual impairment testing, although revenue growth rates were slightly higher as a result of the pace of the industry’s recent revenue recovery, which also helped to lower the discount rates. We expect the ongoing recovery in radio revenues to continue throughout our fiscal 2012. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2011.

	October 1, 2008	December 1, 2008	August 1, 2009	December 1, 2009	December 1, 2010
Discount Rate	11.7% – 12.1%	11.5% – 11.9%	12.6% – 13.0%	12.7% – 13.1%	12.0% – 12.3%
Long-term Revenue Growth Rate (Years 4-8)	2.0% – 3.5%	2.0% – 3.3%	2.0% – 3.3%	2.0% – 3.5%	2.5% – 3.5%
Revenue Growth Rate (All Years)	1.5% – 3.4%	0.7% – 3.3%	1.5% – 3.2%	2.0% – 3.4%	2.7% – 3.8%
Mature Market Share	6.3% – 30.8%	6.3% – 30.5%	6.3% – 30.6%	6.2% – 30.0%	6.1% – 28.2%
Operating Profit margin	27.7% – 43.7%	27.1% – 42.7%	26.5% – 42.7%	26.0% – 40.9%	25.1% – 37.1%
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2010, the Company applied a market multiple of 7.5 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2011.

Sensitivity Analysis
Based on the results of our December 1, 2010 annual impairment assessment, the fair value of our broadcasting licenses was approximately $418.9 million which was in excess of the $328.8 million carrying value by $90.1 million, or 27.4%. The fair values exceeded the carrying values of all of our units of accounting except our Austin radio cluster, where we recorded an impairment charge of $7.0 million. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
	February 28, 2011	December 1, 2010	Percentage by which fair
Unit of Accounting	Carrying Value	Fair Value	value exceeds carrying value
New York Cluster	145,588	161,168	10.7%
KXOS-FM (Los Angeles)	52,333	59,997	14.6%
Chicago Cluster	44,292	49,616	12.0%
Austin Cluster	39,025	39,025	0.0%
St. Louis Cluster	27,692	30,251	9.2%
Indianapolis Cluster	17,274	18,263	5.7%
KPWR-FM (Los Angeles)	2,018	59,997	2,873.1%
Terre Haute Cluster	574	597	4.0%

Total	328,796	418,914	27.4%

Our annual impairment testing on December 1, 2010 resulted in an impairment charge of $7.0 million. If we were to assume a 1% change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2010, the resulting impairment charge would have been an incremental $52.4 million, $58.8 million and $16.4 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2010, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required. Thus no impairment would be recognized if these two key assumptions were lowered.
The sharp economic downturn in late 2008 and throughout calendar 2009 negatively impacted the radio broadcasting industry as advertising revenues declined and expectations for near-term growth declined throughout most of calendar 2009. The projected revenue growth levels for the industry when we completed our interim impairment testing on August 1, 2009 were lower than we had originally forecasted when we completed our fiscal 2009 annual impairment test on December 1, 2008. This decline caused us to record further impairment to broadcasting licenses and goodwill as part of our August 1, 2009 impairment review. As revenues decline, profitability levels are also negatively impacted as fixed costs represent a significant component of a radio station’s operating expenses. As a result, the fair value of our asset base is particularly sensitive to the impact of declining revenues.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $1.1 million and $0.7 million accrued for employee healthcare claims as of February 28, 2010 and 2011, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
The transactions described below impact the comparability of operating results for the three years ended February 28, 2011.
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
On July 18, 2008, Emmis completed the sale of its sole remaining television station, WVUE-TV in New Orleans, LA, to Louisiana Media Company LLC for $41.0 million in cash. The Company recognized a loss on the sale of WVUE-TV of $0.6 million, net of tax benefits of $0.4 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. In connection with the sale, the Company paid discretionary bonuses to the employees of WVUE-TV totaling $0.8 million, which is included in the calculation of the loss on sale. The sale of WVUE-TV completes the sale of our television division which began on May 10, 2005, when Emmis announced that it had engaged advisors to assist in evaluating strategic alternatives for its television assets.
RESULTS OF OPERATIONS
YEAR ENDED FEBRUARY 28, 2010 COMPARED TO YEAR ENDED FEBRUARY 28, 2011
Net revenues:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$177,566	$185,206	$7,640	4.3%
Publishing	65,000	66,108	1,108	1.7%

Total net revenues	$242,566	$251,314	$8,748	3.6%

Radio net revenues increased principally as a result of general economic growth in our domestic radio markets as the economy recovers from the recent recession. We typically monitor the performance of our domestic radio stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by the independent accounting firm Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenue basis and exclude revenues from barter arrangements. For the year ended February 28, 2011, revenues of our domestic radio stations were up 5.2%, whereas Miller Kaplan reported that revenues of our domestic radio markets were up 5.1%. We significantly outperformed in our middle markets (St. Louis, Indianapolis and Austin), which offset weakness at our Los Angeles and Chicago radio stations. The recovery in radio advertising has put greater demand on our advertising inventory. In fiscal 2011, our average minute rate was up 4.5% and our number of minutes sold was up 1.2%. Our international radio properties did not see the same level of recovery as our domestic radio properties and net revenues were down 10.9% for the fiscal year.
Publishing net revenues also increased principally due to the better economic climate, though the recovery in advertising for our publishing division has been slower to develop than what we have seen in our radio division.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$141,557	$136,148	$(5,409)	(3.8)%
Publishing	64,603	63,835	(768)	(1.2)%

Total station operating expenses, excluding depreciation and amortization expense	$206,160	$199,983	$(6,177)	(3.0)%

Radio station operating expenses, excluding depreciation and amortization expense, decreased principally due to division-wide cost reduction efforts consisting, among other things, of headcount and wage reductions implemented during fiscal 2010. While most of the cost reduction efforts were implemented at the beginning of fiscal 2010, some were implemented later in the fiscal year and we experienced some of this benefit in fiscal 2011.
Publishing operating expenses, excluding depreciation and amortization expense, decreased principally due to division-wide cost reduction efforts in the prior year, similar to our radio division.
We expect station operating expenses, excluding depreciation and amortization, to grow modestly in fiscal 2012 as we have reinstituted merit wage increases for our employees and we are making targeted investments in sales training and enhancing our digital capabilities.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$13,634	$15,710	$2,076	15.2%
Corporate expenses, excluding depreciation and amortization expense, increased due to costs incurred by the Company associated with the Going Private Transaction discussed in Note 9 to the accompanying consolidated financial statements. The Company recorded $3.6 million of costs associated with the transaction in the year ended February 28, 2011. Excluding these costs, corporate expenses would have decreased due to cost reduction efforts implemented during fiscal 2010, primarily consisting of headcount reductions and wage reductions.
Restructuring charge:

	For the year ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Restructuring charge	$3,350	$—	$(3,350)	(100.0)%
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

Impairment loss:

	For the year ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Impairment loss	$174,642	$7,005	$(167,637)	(96.0)%
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
We performed our annual impairment testing as of December 1, 2010, which resulted in an impairment loss of $7.0 million entirely attributable to radio FCC licenses in our Austin, Texas radio cluster.
Due to the stabilization in the economy and a recovery in radio revenues, we do not expect to record in the foreseeable future impairment charges in the size or magnitude of those recorded in fiscal 2010. Accordingly, we do not expect historical operating results to be indicative of future operating results.
Depreciation and amortization:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,128	$7,592	$(536)	(6.6)%
Publishing	772	499	(273)	(35.4)%
Corporate	1,493	1,301	(192)	(12.9)%

Total depreciation and amortization	$10,393	$9,392	$(1,001)	(9.6)%

The decrease in radio and publishing depreciation and amortization mostly relates to impairment charges related to our definite-lived intangible assets at our Bulgarian radio operation and our Orange Coast publication in connection with our interim impairment testing performed on August 1, 2009.

Operating income (loss):

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$(140,120)	$34,458	$174,578	124.6%
Publishing	(9,200)	1,774	10,974	119.3%
Corporate	(16,166)	(17,011)	(845)	(5.2)%

Total operating income (loss)	$(165,486)	$19,221	$184,707	111.6%

Operating income (loss) is significantly impacted by impairment losses recorded in fiscal 2010 and 2011, as discussed above. Excluding impairment losses, operating income would have been $9.2 million and $26.2 million for the years ended February 28, 2010 and 2011, respectively. Operating income excluding impairment losses increased due to higher net revenues coupled with lower station operating expenses, both of which are discussed above.
Interest expense:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Interest expense	$24,820	$21,099	$(3,721)	(15.0)%
The August 2009 amendment to our Credit Agreement increased the interest rate on amounts outstanding under the Credit Agreement by 2%. However, in March 2010, an interest rate swap agreement matured that had fixed LIBOR on $165 million notional principal at 4.8%. Following its maturity, we began paying LIBOR at a floating rate, which lowered our interest on this portion of our debt by approximately 4.5%.
Gain on debt extinguishment:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Gain on debt extinguishment	$31,362	$—	$(31,362)	(100.0)%
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

Provision for (benefit from) income taxes:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Provision for (benefit from) income taxes	$(39,840)	$6,452	$46,292	(116.2)%
Our effective income tax benefit for the year ended February 28, 2010 was 25%. We recorded a provision for income taxes in the year ended February 28, 2011 despite our pre-tax loss due to the valuation allowance we record against our deferred tax assets. We concluded that we should record valuation allowances against our deferred tax assets in our year ended February 28, 2009 and we continue to record a valuation allowance against newly created deferred tax assets until we can conclude that recovery of the asset is probable.
Income (loss) from discontinued operations, net of tax:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Income (loss) from discontinued operations, net of tax	$442	$(2,740)	$(3,182)	(719.9)%
Our television division, Tu Ciudad Los Angeles, Emmis Books and our international radio operations in Belgium and Hungary have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these operations and related discussions are fully described in Note 1j to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28,
	2010	2011

Income (loss) from operations:
Slager Radio (Hungary)	$1,404	$(2,740)
Belgium	(944)	—
Tu Ciudad	(15)	—
Emmis Books	(22)	—

Total	423	(2,740)
Provision for income taxes	401	—

Income from operations, net of tax	22	(2,740)

Gain on sale of discontinued operations:
Belgium	420	—

Total	420	—
Benefit for income taxes	—	—

Gain on sale of discontinued operations, net of tax	420	—

Income from discontinued operations, net of tax	$442	$(2,740)

For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments and in Note 1(j) to our Consolidated Financial Statements. In the case of our radio operations in Hungary, the Hungarian government did not renew our broadcasting license in November 2009 and we were forced to cease operations. Our fiscal 2011 loss in Hungary was largely due to the reclassification of $2.0 million of accumulated foreign currency losses, previously reflected in accumulated other comprehensive income (loss), due to the substantial liquidation of that entity during the year ended February 28, 2011.

Consolidated net loss:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Consolidated net loss	$(118,492)	$(11,539)	$106,953	(90.3%)
The decrease in net loss for the year ended February 28, 2011 is mostly due to the decrease in impairment charges, partially offset by the gain on debt extinguishment and benefit for income taxes recorded in the prior year, as discussed above.
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
Market weakness and our stations’ weakness have led us to discount our rates charged to advertisers. In fiscal 2010, our average unit rate was down 23.3% and our number of units sold was up 0.4%. The Company’s national representation firm guaranteed a minimum amount of national sales for the years ended February 28, 2009 and February 29, 2008. Actual national sales, as defined by the representation agreement, were approximately $10.2 million lower than the guaranteed minimum amount of national sales in fiscal 2009 and the national representation firm has paid the shortfall to Emmis. As such, Emmis recognized $10.2 million of additional net revenues for the year ended February 28, 2009. Emmis recognized $3.7 million of additional net revenues related to the national representation firm’s shortfall during the year ended February 29, 2008. Our agreement with our national representation firm does not contain guarantees for any period after the year ended February 28, 2009.
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
Due to the stabilization in the economy and a recovery in radio revenues, we do not expect to record impairment charges in the foreseeable future in the size or magnitude of those recorded in fiscal 2009 or 2010. Accordingly, we do not expect historical operating results to be indicative of future operating results.
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
During the year ended February 28, 2010, we recorded a $6.8 million benefit related to alternative minimum tax paid by Emmis in 2006 and 2007, which can now be recouped after the signing of the Worker, Homeownership, and Business Assistance Act of 2009. This Act allowed Emmis to extend the previously allowed two-year carryback period on net operating losses to five years and permitted the full offset of alternative minimum tax during such extended carryback period. Emmis received the $6.8 million tax refund during the year ended February 28, 2011. The alternative minimum tax asset previously had a full valuation allowance.

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

For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments and in Note 1(j) to our Consolidated Financial Statements.
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

LIQUIDITY AND CAPITAL RESOURCES
CREDIT AGREEMENT
On March 29, 2011, Emmis and its principal operating subsidiary, Emmis Operating Company (the “Borrower”), entered into the Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amendment), by and among the Borrower, Emmis, the lending institutions party to the Credit Agreement referred to below (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”) for itself and the other Lenders party to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”), by and among the Borrower, Emmis, the Lenders, the Administrative Agent, Deutsche Bank Trust Company Americas, as syndication agent, General Electric Capital Corporation, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and SunTrust Bank, as co-documentation agents.
Among other things, the Third Amendment provides that (i) the leverage ratio and fixed charge covenants will not apply to any amounts outstanding under the Credit Agreement until November 30, 2012, at which time they will be set at 5.0x and 1.15x for the life of the Credit Agreement and from November 30, 2011 through August 31, 2012 there will be a minimum Consolidated EBITDA (as defined in the Credit Agreement) test of $25.0 million per rolling four quarter test period, (ii) the requirement that annual audits be certified without qualification will be waived for the fiscal years ending February 2011 and 2012 and (iii) the ability of Emmis to engage in certain activities or transactions, including the payment of dividends, the incurrence of indebtedness and the ability to invest certain proceeds including from asset sales will be further restricted or prohibited and (iv) the terms of the existing Tranche B Term Loans held or purchased on or prior to the date of the Third Amendment by funds or accounts managed by Canyon Capital Advisors LLC (“Canyon”), are amended into an amended tranche of term loans with an extended maturity date of November, 2014. The total amount of Tranche B Term Loans outstanding as of March 29, 2011 was $329 million, and the amount of such term loans that Canyon amended into extended term loans was approximately $182.9 million. The pricing on such amended term loans is based on Emmis’ election on the following pricing grid:

Cash Portion	Paid-in-Kind Portion
7.50%	7.00%
7.75%	6.50%
8.00%	6.00%
8.25%	5.50%
8.50%	5.00%
8.75%	4.50%
9.00%	4.00%
9.25%	3.50%
9.50%	3.00%
9.75%[1]	2.50%[1]
Prior to the entry into the Third Amendment, Emmis entered into a backstop letter agreement, dated March 27, 2011, with Canyon (the “Backstop Letter Agreement”), pursuant to which Canyon agreed to consent to the Third Amendment and to purchase loans necessary to provide the required Lenders consent to the Third Amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon will receive an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011.
Prior to March 29, 2011, the Company had been operating pursuant to the Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment”), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement referred to below (collectively, the “Lenders”) and Bank of America, N.A., as administrative agent (the “Administrative Agent”) for itself and the other Lenders party to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”), by and among the Borrower, ECC, the Lenders, the Administrative Agent, Deutsche Bank Trust Company Americas, as syndication agent, General Electric Capital Corporation, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and SunTrust Bank, as co-documentation agents.

[1]	If the Company elects 9.75% Cash Portion for any payment, it may also elect to pay some or all of the Paid-in-Kind portion in cash for such period.

Much like the Third Amendment, the Second Amendment provided for the suspension of the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement). These financial covenants were suspended under the Second Amendment for a period that was to end no later than September 1, 2011 (the “Second Amendment Suspension Period”). The Second Amendment required that the Company maintain minimum Consolidated EBITDA (as defined by the Credit Agreement) for the annual period ending February 28, 2011 of $22.9 million, growing to $25.0 million by August 31, 2011. It also required that the Company maintain at least $5 million in Liquidity (as defined in the Credit Agreement) and had certain other financial and nonfinancial restrictions.
The Company was in compliance with all financial and non-financial covenants of the Credit Agreement, as amended, as of February 28, 2011. Our Liquidity (as defined in the Credit Agreement) as of February 28, 2011 was $18.2 million and our Consolidated EBITDA (as defined in the Credit Agreement) was $28.2 million. The impairment charges recorded by the Company during the three years ended February 28, 2011 are noncash and have no impact on our liquidity or debt covenant compliance.
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $17.4 million at February 28, 2011. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2012.
SOURCES OF LIQUIDITY
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.
On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. No common stock repurchases pursuant to this program were made during the three years ended February 28, 2011.
At February 28, 2011, we had cash and cash equivalents of $6.1 million and net working capital of $12.1 million. At February 28, 2010, we had cash and cash equivalents of $6.8 million and net working capital of $17.7 million. Cash and cash equivalents held at various European banking institutions at February 28, 2010 and 2011 was $3.6 million and $5.8 million (which includes approximately $1.7 million of cash related to our Slager discontinued operation which is classified as current assets — discontinued operations in the consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements. During the year ended February 28, 2011, working capital decreased $5.6 million. The decrease in net working capital primarily relates to the $6.8 million tax refund received in December 2010 related to alternative minimum tax that Emmis paid, but was able to recoup due to the passage of the Worker, Homeownership, and Business Assistance Act of 2009. The refund was used to repay a portion of our Credit Agreement debt. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
The Company previously entered into three separate three-year interest rate exchange agreements, whereby the Company paid a fixed rate of notional principal in exchange for a variable rate on the same amount of notional principal based on the three-month LIBOR. The counterparties to these agreements were global financial institutions. One of these interest rate exchange agreements matured in March 2010 and the remaining two matured in March 2011.

Operating Activities
Cash flows provided by operating activities were $25.7 million and $19.6 million for the years ended February 28, 2010 and 2011, respectively. The decrease in cash flows provided by operating activities was mainly attributable to changes in working capital. The decrease in cash provided by working capital was largely driven by the receipt of $10.2 million related to our national representation firm’s performance guarantee and the collection of $14.0 million for the first two years of LMA fees for KXOS-FM, both of which occurred in the year ended February 28, 2010. These fiscal 2010 receipts are partially offset by the receipt of $6.8 million related to the previously discussed federal tax refund during the year ended February 28, 2011.
Cash flows provided by operating activities were $43.6 million and $25.7 million for the years ended February 28, 2009 and 2010, respectively. The decrease in cash flows provided by operating activities was mainly attributable to a decrease in net revenues, net of station operating expenses excluding depreciation and amortization expense, of $32.5 million coupled with a decrease in cash provided by discontinued operations of $4.0 million. These decreases in cash provided by operating activities were partially offset by an increase in cash provided by working capital, which was up approximately $8.4 million. The increase in cash provided by working capital during the year ended February 28, 2010 was largely driven by the receipt of $10.2 million related to our national representation firm’s performance guarantee and the collection of $14.0 million for the first two years of LMA fees for KXOS-FM.
Investing Activities
For the year ended February 28, 2011, cash used in investing activities was $4.2 million, almost all of which related to capital expenditures.
For the year ended February 28, 2010, cash used in investing activities was $0.6 million. This consisted of $4.8 million of capital expenditures and $4.9 million paid to purchase the noncontrolling interests share of our Bulgarian radio networks, both of which were partially offset by $9.1 million of cash received from the sale of property and equipment ($9.0 million of which related to our airplane purchased in fiscal 2009 and sold in fiscal 2010).
For the year ended February 28, 2009, cash provided by investing activities of $17.7 million mostly relate to the Company’s sale of WVUE-TV for $41.0 million in cash which was partially offset by capital expenditures of $20.5 million. Approximately $14.4 million of capital expenditures relate to the Company’s purchase of an airplane that it was previously leasing.
In the years ended February 2009, 2010 and 2011, our capital expenditures were $20.5 million, $4.8 million and $4.2 million, respectively. Recurring capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, and tower upgrades. Our capital expenditures for the year ended February 28, 2009 include the $14.4 million purchase of our corporate jet, which was previously leased. We exercised our early buyout option on the jet and immediately began marketing it for sale. We closed on the sale of the corporate jet on April 14, 2009 and received $9.1 million in cash. We recognized a $7.3 million impairment loss on the corporate jet in fiscal 2009 as its carrying value, which included $2.0 million of previously capitalized major maintenance costs, exceeded its fair value as of February 28, 2009. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Credit Agreement.
Financing Activities
Cash flows used in financing activities were $33.3 million, $58.3 million and $15.8 million for the years ended February 2009, 2010 and 2011, respectively. Cash flows used in financing activities during the year ended February 28, 2011 primarily relate to the net long-term debt repayments of $10.1 million and $5.6 million used to pay distributions to noncontrolling interests ($1.2 million of which is related to Slager and thus is classified as discontinued operations).
Cash flows used in financing activities during the year ended February 28, 2010 primarily relate to the net long-term debt repayments of $47.5 million, payment of $4.8 million of debt-related fees and $6.0 million used to pay distributions to noncontrolling interests ($2.0 million of which is related to Slager and thus is classified as discontinued operations).
Cash flows used in financing activities for the year ended February 28, 2009 primarily relate to the $17.3 million of net long-term debt repayments, $6.7 million used to pay preferred stock dividends and $8.5 million used to pay cash distributions to noncontrolling interests ($2.2 million of which is related to Slager and thus classified as discontinued operations).

As of February 28, 2011, Emmis had $331.0 million of borrowings under the Credit Agreement ($3.3 million current and $327.7 million long-term) and $140.5 million of Preferred Stock outstanding. Prior to the execution of the Third Amendment on March 29, 2011, all outstanding amounts under our credit facility bore interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of February 28, 2011, our weighted average borrowing rate under our credit facility including our interest rate exchange agreements was approximately 5.5%.
Subsequent to the execution of the Third Amendment, approximately $182.9 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum is to be paid in kind, subject to a minimum yield of 12.25% per annum (see previous discussion under “Credit Agreement”). The remainder of the debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin.
The debt service requirements of Emmis over the next twelve-month period (excluding interest under our credit facility) are expected to be $3.3 million for repayment of term notes under our Credit Agreement. Prior to the execution of the Third Amendment on March 29, 2011, all outstanding amounts under the Credit Agreement bore interest at variable rates. We had entered into two separate interest rate exchange agreements that effectively fixed the rate we paid on a portion of the debt outstanding under our Credit Agreement. Interest that Emmis was required to pay related to the interest rate exchange agreements (plus the applicable margin of 4% under the Credit Agreement) through their maturity in March 2011 was $0.9 million. Subsequent to the execution of the Third Amendment, interest on the extended Tranche B Term Loans held by Canyon will be a minimum of 12.25% per annum. Based on the $182.9 million extended Tranche B Term Loans held by Canyon on March 29, 2011, Emmis’ minimum interest expense would be $22.4 million. The Company may, at its election, choose to pay a portion of the interest due to Canyon in-kind. See the previous section “Credit Agreement” for more discussion.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of February 28, 2011, cumulative preferred dividends in arrears total $21.0 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The Company has received nominations for these director positions for the 2012 annual meeting of shareholders expected to be held in July 2011. The Second Amendment and Third Amendment to our Credit Agreement prohibit the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
At April 29, 2011, we had $11.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2011. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In particular, we have one radio station in New York City and two radio stations in Chicago where we believe the sale value could exceed the prospects for cash flow generation as part of our portfolio. Although we remain optimistic about the growth potential of these stations, we are exploring the sale of one or more of these stations to reduce our indebtedness.
INTANGIBLES
As of February 28, 2011, approximately 75% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our domestic radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future. Our various foreign broadcasting licenses in Slovakia and Bulgaria expire in January 2013 and February 2013. We will need to submit applications to seek to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective March 1, 2010. The adoption of these standards did not have any effect on the Company’s results of operations, cash flows or financial position.
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
OFF-BALANCE SHEET FINANCINGS AND LIABILITIES
Other than interest rate swap agreements, which are discussed in Note 6 to the consolidated financial statements, and lease commitments, legal contingencies incurred in the normal course of business, contractual commitments to purchase goods and services and employment contracts for key employees, all of which are discussed in Note 12 to the consolidated financial statements, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2011, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2011.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management’s report in this annual report.

/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	/s/ Patrick M. Walsh Patrick M. Walsh
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2010 and 2011 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2010 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2011, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Indianapolis, Indiana
May 10, 2011

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28,
	2009	2010	2011
NET REVENUES	$307,931	$242,566	$251,314
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $10,251, $8,900 and $8,091 respectively	239,007	206,160	199,983
Corporate expenses excluding depreciation and amortization expense of $2,152, $1,493 and $1,301 respectively	18,503	13,634	15,710
Restructuring charge	4,208	3,350	—
Impairment loss	373,137	174,642	7,005
Depreciation and amortization	12,403	10,393	9,392
(Gain) loss on disposal of assets	14	(127)	3

Total operating expenses	647,272	408,052	232,093

OPERATING INCOME (LOSS)	(339,341)	(165,486)	19,221

OTHER INCOME (EXPENSE):
Interest expense	(25,067)	(24,820)	(21,099)
Gain on debt extinguishment	—	31,362	—
Other income (expense), net	(1,315)	170	(469)

Total other income (expense)	(26,382)	6,712	(21,568)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(365,723)	(158,774)	(2,347)

(BENEFIT) PROVISION FOR INCOME TAXES	(65,848)	(39,840)	6,452

LOSS FROM CONTINUING OPERATIONS	(299,875)	(118,934)	(8,799)

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(4,922)	(442)	2,740

CONSOLIDATED NET LOSS	(294,953)	(118,492)	(11,539)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,316	4,162	4,019

NET LOSS ATTRIBUTABLE TO THE COMPANY	(300,269)	(122,654)	(15,558)

PREFERRED STOCK DIVIDENDS	8,933	9,123	9,711

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(309,202)	$(131,777)	$(25,269)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28,
	2009	2010	2011
Amounts attributable to common shareholders:
Continuing operations	$(311,742)	$(131,821)	$(22,998)
Discontinued operations	2,540	44	(2,271)

Net loss attributable to common shareholders	$(309,202)	$(131,777)	$(25,269)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(8.57)	$(3.56)	$(0.61)
Discontinued operations	0.07	—	(0.06)

Net loss attributable to common shareholders	$(8.50)	$(3.56)	$(0.67)

Basic weighted average common shares outstanding	36,374	37,041	37,863

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(8.57)	$(3.56)	$(0.61)
Discontinued operations	0.07	—	(0.06)

Net loss attributable to common shareholders	$(8.50)	$(3.56)	$(0.67)

Diluted weighted average common shares outstanding	36,374	37,041	37,863
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2010	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,814	$6,068
Accounts receivable, net of allowance for doubtful accounts of $1,967 and $1,568, respectively	36,834	38,930
Prepaid expenses	15,248	13,615
Income tax receivable	8,618	343
Other	997	1,986
Current assets — discontinued operations	6,052	2,063

Total current assets	74,563	63,005

PROPERTY AND EQUIPMENT:
Land and buildings	29,443	29,661
Leasehold improvements	19,258	18,831
Broadcasting equipment	61,288	60,798
Office equipment and automobiles	42,337	43,130
Construction in progress	973	1,926

	153,299	154,346
Less-accumulated depreciation and amortization	103,095	108,605

Total property and equipment, net	50,204	45,741

INTANGIBLE ASSETS:
Indefinite lived intangibles	335,801	328,796
Goodwill	24,175	24,175
Other intangibles	10,153	10,153

	370,129	363,124
Less-accumulated amortization	6,320	7,464

Total intangible assets, net	363,809	355,660

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $1,399 and $2,502, respectively	4,227	2,938
Investments	3,122	2,814
Deposits and other	2,105	2,299

Total other assets, net	9,454	8,051

Noncurrent assets — discontinued operations	138	20

Total assets	$498,168	$472,477

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2010	2011
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,062	$9,832
Current maturities of long-term debt	3,413	3,293
Accrued salaries and commissions	6,475	9,757
Accrued interest	4,513	3,147
Deferred revenue	24,269	18,615
Other	5,728	5,409
Current liabilities — discontinued operations	2,381	817

Total current liabilities	56,841	50,870

CREDIT FACILITY DEBT, NET OF CURRENT PORTION	337,758	327,704
OTHER NONCURRENT LIABILITIES	19,342	14,018
DEFERRED INCOME TAXES	73,305	81,411

Total liabilities	487,246	474,003

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES IN 2010 AND 2011, RESPECTIVELY	140,459	140,459

SHAREHOLDERS’ DEFICIT:

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 32,661,550 shares and 33,499,770 shares in 2010 and 2011, respectively	327	335
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,930,680 and 4,722,684 shares in 2010 and 2011, respectively	49	47
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	527,120	528,786
Accumulated deficit	(705,135)	(720,693)
Accumulated other comprehensive income (loss)	(1,320)	1,776

Total shareholders’ deficit	(178,959)	(189,749)

NONCONTROLLING INTERESTS	49,422	47,764

Total deficit	(129,537)	(141,985)

Total liabilities and deficit	$498,168	$472,477

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2011
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 29, 2008	30,607,664	$306	4,956,305	$50

Issuance of Common Stock to employees and officers and related income tax benefits	1,144,367	11	—	—
Preferred stock dividends	—	—	—	—
Tax benefit on stock based compensation	—	—	—	—
Conversion of preferred stock to common stock	160,625	2	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2009	31,912,656	319	4,956,305	50

Exercise of stock options and related income tax benefits	5,000	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	718,269	7	—	—
Conversion of Class B Common Stock to Class A Common Stock	25,625	1	(25,625)	(1)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2010	32,661,550	327	4,930,680	49

Issuance of Common Stock to employees and officers and related income tax benefits	630,224	6	—	—
Conversion of Class B Common Stock to Class A Common Stock	207,996	2	(207,996)	(2)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2011	33,499,770	335	4,722,684	47

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) — (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2011
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Capital	Deficit	Income (Loss)	Interests	Equity (Deficit)
BALANCE, FEBRUARY 29, 2008	$515,341	$(276,597)	$(1,615)	$53,758	$291,243

Issuance of Common Stock to employees and officers and related income tax benefits	6,282	—	—	—	6,293
Preferred stock dividends	—	(5,615)	—	—	(5,615)
Tax benefit on stock based compensation	(138)	—	—	—	(138)
Conversion of preferred stock to common stock	3,291	—	—	—	3,293
Payments of dividends and distributions to noncontrolling interests	—	—	—	(8,516)	(8,516)

Comprehensive Income:
Net loss	—	(300,269)	—	7,855
Cumulative translation adjustment	—	—	(1,523)	(96)
Change in fair value of derivative instrument	—	—	474	—
Total comprehensive loss	—	—	—	—	(293,559)

BALANCE, FEBRUARY 28, 2009	$524,776	$(582,481)	$(2,664)	$53,001	$(6,999)

Exercise of stock options and related income tax benefits	1	—	—	—	1
Issuance of Common Stock to employees and officers and related income tax benefits	2,343	—	—	—	2,350
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(7,211)	(7,211)

Comprehensive Loss:
Net loss	—	(122,654)	—	4,162
Cumulative translation adjustment	—	—	(1,365)	(530)
Change in value of derivative instrument	—	—	2,709	—
Total comprehensive loss	—	—	—	—	(117,678)

BALANCE, FEBRUARY 28, 2010	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

Issuance of Common Stock to employees and officers and related income tax benefits	1,666	—	—	—	1,672
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,589)	(5,589)

Comprehensive Loss:
Net loss	—	(15,558)	—	4,019
Cumulative translation adjustment	—	—	1,318	(88)
Change in value of derivative instrument	—	—	1,778	—
Total comprehensive loss	—	—	—	—	(8,531)

BALANCE, FEBRUARY 28, 2011	$528,786	$(720,693)	$1,776	$47,764	$(141,985)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28,
	2009	2010	2011
OPERATING ACTIVITIES:
Consolidated net loss	$(294,953)	$(118,492)	$(11,539)
Adjustments to reconcile net loss to net cash provided by operating activities -
Discontinued operations	(4,922)	(442)	2,740
Impairment losses	373,137	174,642	7,005
Gain on debt extinguishment	—	(31,362)	—
Depreciation and amortization	13,034	11,255	10,682
Provision for bad debts	3,122	1,899	817
Provision (benefit) for deferred income taxes	(67,440)	(34,341)	6,175
Noncash compensation	5,822	2,441	1,794
(Gain) loss on disposal of fixed assets	14	(127)	3
Changes in assets and liabilities -
Accounts receivable	11,238	4,124	(3,333)
Prepaid expenses and other current assets	(8,926)	14,610	1,150
Other assets	5,740	(723)	56
Accounts payable and accrued liabilities	(224)	(2,497)	1,630
Deferred revenue	1,174	6,789	(5,653)
Income taxes	1,168	(10,239)	7,430
Other liabilities	(3,521)	2,943	(1,392)
Net cash provided by operating activities — discontinued operations	9,176	5,182	1,994

Net cash provided by operating activities	43,639	25,662	19,559

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,518)	(4,779)	(4,247)
Proceeds from the sale of assets	9	9,109	—
Cash paid for acquisitions	(335)	(4,882)	—
Deposits on acquisitions and other	(230)	102	43
Net cash provided by (used in) investing activities — discontinued operations	38,775	(153)	—

Net cash provided by (used in) investing activities	17,701	(603)	(4,204)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28,
	2009	2010	2011
FINANCING ACTIVITIES:
Payments on long-term debt	(23,338)	(130,660)	(29,156)
Proceeds from long-term debt	6,000	83,235	19,000
Settlement of tax withholding obligations	(547)	(69)	(90)
Dividends and distributions paid to noncontrolling interests	(6,283)	(3,947)	(4,413)
Proceeds from exercise of stock options and employee stock purchases	—	1	—
Payments for debt related costs	—	(4,846)	—
Adjusted tax benefit on stock-based compensation	(138)	—	—
Preferred stock dividends	(6,738)	—	—
Net cash used in financing activities — discontinued operations	(2,233)	(2,042)	(1,176)

Net cash used in financing activities	(33,277)	(58,328)	(15,835)

Effect of exchange rate on cash and cash equivalents	(714)	(663)	(266)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,349	(33,932)	(746)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,397	40,746	6,814

End of period	$40,746	$6,814	$6,068

SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from)-
Interest	$27,488	$22,396	$21,176
Income taxes	4,484	5,110	(7,026)

Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	10,120	2,412	1,756

ACQUISITION OF ORANGE COAST
Fair value of assets acquired	$—
Purchase price withheld	335
Cash paid	(335)

Liabilities recorded	$—

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired		$4,882
Cash paid		(4,882)

Liabilities recorded		$—

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
Emmis is a diversified media company with radio broadcasting and magazine publishing operations. As of February 28, 2011, we own and operate seven FM radio stations serving the nation’s top three markets — New York, Los Angeles and Chicago, although one of our FM radio stations in Los Angeles is operated pursuant to a Local Marketing Agreement (LMA) whereby a third party provides the programming for the station and sells all advertising within that programming. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our domestic radio, we operate a radio news network in Indiana, and publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. We also engage in various businesses ancillary to our business, such as website design and development, and digital sales consulting.
Substantially all of ECC’s business is conducted through its subsidiaries. Our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009, August 19, 2009 and March 29, 2011 (the “Credit Agreement”), contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.
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
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 28, 2011 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2009	1,687	3,122	(2,747)	2,062
Year ended February 28, 2010	2,062	1,899	(1,994)	1,967
Year ended February 28, 2011	1,967	817	(1,216)	1,568

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
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KMVN-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KMVN-FM started on April 15, 2009 and will continue for up to 7 years, for $7 million a year plus reimbursement of certain expenses. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming to be broadcast. In connection with the LMA, the call letters of the station changed from KMVN-FM to KXOS-FM. GRC paid $14 million to Emmis during the year ended February 28, 2010, which represented the first two years of LMA fees. Emmis recorded $6.1 million and $7.0 million of LMA fee income for the years ended February 28, 2010 and 2011, respectively, which is included in net revenues in the accompanying consolidated statements of operations. The remainder of the advanced LMA fee payment is recorded in deferred revenue ($0.9 million).
The consummation of the LMA and Put and Call Agreement for KXOS-FM resulted in the creation of a variable interest entity (“VIE”) pursuant to ASC 810-10. This VIE holds the FCC license for KXOS-FM and the VIE has no material liabilities. As noted earlier, Emmis receives an LMA fee from GRC related to GRC’s use of the FCC License held by the VIE. Emmis’ carrying value in the KXOS-FM FCC license is disclosed in Note 10. As is the case with all of Emmis’ FCC licenses and as discussed further in Note 10, the fair value of an FCC license is primarily driven by market revenues, market revenue growth rates, discount rates and other factors generally beyond our control. Emmis has reported impairment losses related to KXOS-FM in prior years and may incur impairment losses in the future. Any such impairment losses are noncash in nature and have no impact on our cash flows or compliance with covenants contained in our senior credit facility. Pursuant to a review of the variable interest guidance included within ASC 810-10, the Company concluded that it is the primary beneficiary of the VIE and thus should consolidate the VIE. In its assessment, Emmis considered, among other factors, its role in the design and creation of the VIE and power over the activities that most significantly impact the economic performance of the VIE.
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
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, and five to seven years for broadcasting equipment, office equipment and automobiles. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1q for more discussion of impairment losses related to our property and equipment. Depreciation expense for the years ended February 2009, 2010 and 2011 was $9.3 million, $8.8 million and $8.2 million, respectively.

i.	Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2011.
Definite-lived Intangibles
The Company’s definite-lived intangible assets consist primarily of our foreign broadcasting license in Slovakia and trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The cost of the broadcast license in Slovakia is being amortized over the term of the license, which expires in February 2013.
j.	Discontinued operations and assets held for sale
The results of operations and related disposal costs, gains and losses for business units that the Company has sold or expects to sell are classified in discontinued operations for all periods presented.
A summary of the income from discontinued operations is presented below:

	Year ended February 28,
	2009	2010	2011

Income (loss) from operations:
Television	$5,007	$—	$—
Slager Radio (Hungary)	10,311	1,404	(2,740)
Belgium	(3,635)	(944)	—
Tu Ciudad	(1,890)	(15)	—
Emmis Books	(103)	(22)	—

Total	9,690	423	(2,740)
Provision for income taxes	4,188	401	—

Income (loss) from operations, net of tax	5,502	22	(2,740)

Gain (loss) on sale of discontinued operations:
Television	(1,017)	—	—
Belgium	—	420	—

Total	(1,017)	420	—
Benefit for income taxes	(437)	—	—

Gain (loss) on sale of discontinued operations, net of tax	(580)	420	—

Income (loss) from discontinued operations, net of tax	$4,922	$442	$(2,740)

Discontinued Operation — Slager
On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We continue to explore Hungarian, European Union, and international arbitration forums as we believe the award of the license by the ORTT to the other bidder violated Hungarian law and various bilateral investment treaties.
Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Year ended February 28,
	2009	2010	2011

Net revenues	$23,911	$12,914	$41
Station operating expenses, excluding depreciation and amortization expense	13,517	10,534	940
Depreciation and amortization	1,548	1,837	—
Interest expense	—	58	—
Other income (expense)	1,465	919	(1,841)
Income before taxes	10,311	1,404	(2,740)
Provision for income taxes	1,821	401	—
Net income (loss) attributable to minority interests	2,382	398	(469)
Discontinued Operation — Belgium
On May 29, 2009, Emmis sold the stock of its Belgium radio operation to Alfacam Group NV, a Belgian corporation, for 100 euros. Emmis desired to exit Belgium as its financial performance in the market failed to meet expectations. The sale allowed Emmis to eliminate further operating losses. Emmis recorded a full valuation allowance against the net operating losses generated by the Belgium radio operation for all periods presented. Belgium had historically been included in the radio segment. The following table summarizes certain operating results for Belgium for all periods presented:

	For the year ended February 28,
	2009	2010	2011

Net revenues	$2,031	$703	$—
Station operating expenses, excluding depreciation and amortization expense	4,547	1,647	—
Depreciation and amortization	387	—	—
Impairment loss	271	—	—
Interest expense	484	—	—
Other income, net	23	—	—
Loss before income taxes	3,635	944	—
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
In August 2005, our television station in New Orleans, WVUE-TV, was significantly affected by Hurricane Katrina and the subsequent flooding. The Company received $3.1 million as final settlement of all Katrina-related insurance claims during the year ended February 28, 2009. The insurance proceeds are classified as income from discontinued operations in the accompanying consolidated statements of operations.
The following table summarizes certain operating results for the television division for all periods presented:

	Year ended February 28,
	2009	2010	2011

Net revenues	$7,364	$—	$—
Station operating expenses excluding depreciation and amortization expense	2,365	—	—
Impairment loss	—	—	—
Income before taxes	5,007	—	—
Provision for income taxes	3,181	—	—
Gain (loss) on sale of stations, net of tax	(580)	—	—
Discontinued Operation — Tu Ciudad Los Angeles
On July 10, 2008, Emmis announced that it had indefinitely suspended publication of Tu Ciudad Los Angeles because the magazine’s financial performance did not meet the Company’s expectations. Operating expenses for the year ended February 28, 2009 include all shut-down related costs and are included in income from discontinued operations in the accompanying consolidated statements of operations. Tu Ciudad Los Angeles had historically been included in the publishing division. The following table summarizes certain operating results for Tu Ciudad Los Angeles for all periods presented:

	Year ended February 28,
	2009	2010	2011

Net revenues	$818	$—	$—
Station operating expenses, excluding depreciation and amortization expense	2,596	15	—
Depreciation and amortization	22	—	—
Loss before taxes	1,890	15	—
Benefit for income taxes	772	—	—

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

	Year ended February 28,
	2009	2010	2011

Net revenues	$57	$(7)	$—
Station operating expenses, excluding depreciation and amortization expense	146	15	—
Depreciation and amortization	5	—	—
Loss before taxes	103	22	—
Benefit for income taxes	42	—	—
Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2010		As of February 28, 2011
	Slager	Other	Slager	Other
Current assets:
Cash and cash equivalents	$—	$—	$1,658	$—
Accounts receivable, net	3,299	—	63	—
Prepaid expenses	180	—	—	—
Income tax receivable	1,237	—	308	—
Other	1,336	—	34	—

Total current assets	6,052	—	2,063	—

Noncurrent assets:
Other noncurrent assets	138	—	20	—

Total noncurrent assets	138	—	20	—

Total assets	$6,190	$—	$2,083	$—

Current liabilities:
Accounts payable and accrued expenses	$1,565	$303	$723	$94
Deferred revenue	513	—	—	—

Total current liabilities	$2,078	$303	$723	$94

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
k.	Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. When determining probable future economic benefits, the Company includes in its analysis future revenues from renewals if sufficient operating history exists. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of each balance sheet date, the Company evaluates the realizability of capitalized direct-response advertising by comparing the carrying value of such assets on a campaign-by-campaign basis to the probable remaining future primary net revenues expected to result directly from such advertising. If the carrying amounts of such advertising exceed the remaining future primary net revenues that are likely to be realized from such advertising, the excess is recorded as advertising expense immediately. As of February 28, 2010 and 2011, direct-response advertising costs capitalized as assets were approximately $1.2 million and $1.6 million, respectively. On an interim basis, the Company defers non direct-response advertising costs for major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2009, 2010 and 2011 was $9.0 million, $5.2 million and $5.1 million, respectively.

l.	Investments
Equity method investments
Emmis has various investments accounted for under the equity method of accounting, the carrying values of which are summarized in the following table:

	February 28, 2010	February 28, 2011

Broadcast tower site investment — New Jersey	$1,150	$1,150
Broadcast tower site investment — Texas	1,340	1,351
Other	180	123

Total equity method investments	$2,670	$2,624

Emmis has a 50% ownership interest in a partnership in which the sole asset is land in New Jersey on which a transmission tower is located. The other owner has voting control of the partnership. During the year ended February 28, 2009 Emmis recorded a write-down to the carrying value of its 50% ownership interest in the partnership of $0.5 million as it determined the investment’s fair value had other than temporarily declined. Emmis, through its investment in six radio stations in Austin, has a 25% ownership interest in a company that operates a tower site in Austin, Texas. Emmis also has other investments that are accounted for using the equity method of accounting, as Emmis does not control these entities, but none had a balance exceeding $0.2 million as of February 28, 2010 or 2011.
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
Emmis has made investments totaling $0.5 million in a company that specializes in digital radio transmission technology. During the year ended February 28, 2011, Emmis recorded a noncash impairment charge of $0.3 million, recorded in other expense in the accompanying consolidated statements of operations, as it deemed the investment was impaired and the impairment was other than temporary. This investment is carried at fair value, which totaled $0.2 million as of February 28, 2011. Although no unrealized or realized gains or losses have been recognized on this investment, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the consolidated statements of operations. If the Company determines that the value of the investment is other than temporarily impaired, the Company will recognize, through the statements of operations, a loss on the investment.
m.	Deferred Revenue and Barter Transactions
Deferred revenue includes deferred magazine subscription revenue, deferred barter revenue and deferred LMA fees discussed in Note 1e. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2009, 2010 and 2011 were $13.0 million, $13.5 million and $12.8 million, respectively, and barter expenses were $12.8 million, $13.8 million, and $13.5 million, respectively.

n.	Foreign Currency Translation
The functional currencies of our international radio entities are shown in the following table. The balance sheets of these entities have been translated from their functional currencies to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31 for our international radio entities). The results of operations for our international radio entities have been translated using an average exchange rate for the period. During fiscal 2011 we reclassified $2.0 million of accumulated foreign currency losses related to our investment in Slager due to the substantial liquidation of that entity during the period. Subsequent to the reclassification, no translation adjustments are recorded for Slager in accumulated other comprehensive income. The net translation adjustments reflected in shareholders’ deficit during the respective periods were as follows:

	Functional	For the Years Ended February 28,
	Currency	2009	2010	2011

Foreign currency transalation adjustments
Hungary	Forint	$(759)	$(1,018)	$170
Belgium	Euro	47	(538)	—
Slovakia	Euro [1]	1,680	(99)	(773)
Bulgaria	Leva	(2,491)	290	(81)

Reclassification due to substantial liquidation
Hungary	Forint	—	—	2,002

		$(1,523)	$(1,365)	$1,318

o.	Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted loss per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period (36,374,120, 37,040,538 and 37,862,677 shares for the years ended February 2009, 2010 and 2011, respectively). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2009, 2010 and 2011 consisted of stock options, restricted stock and the 6.25% Series A cumulative convertible preferred stock. The conversion of stock options and the preferred stock and the vesting of restricted stock is not included in the calculation of diluted net loss per common share for each of the three years ended February 28, 2011 as the effect of these conversions would be antidilutive to the net loss available to common shareholders from continuing operations. Thus, the weighted average common equivalent shares used for purposes of computing diluted EPS are the same as those used to compute basic EPS for all periods presented. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28,
	2009	2010	2011
	(shares in 000’s)

6.25% Series A cumulative convertible preferred stock	6,854	6,854	6,854
Stock options and restricted stock awards	8,628	8,650	8,266

Antidilutive common share equivalents	15,482	15,504	15,120

[1]	In Slovakia, the Euro became the official currency on January 1, 2009. Prior to January 1, 2009, the official currency was the Koruna.

p.	Income Taxes
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
In the year ended February 28, 2009, the Company determined that the long-lived assets related to its corporate jet and Belgium radio operations were impaired. The Company recorded $7.3 million and $0.3 million noncash impairment charges related to the corporate jet and Belgium radio operation long-lived assets, respectively. The impairment charges related to the corporate jet and Belgium long-lived assets are recorded in the consolidated statements of operations in impairment loss and discontinued operations, respectively. The Company also recorded impairment charges for various definite-lived intangible assets during the year ended February 28, 2010. See Note 10 for more discussion.
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
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28, 2010 and 2011.
As part of the representation agreement, Katz guaranteed a minimum amount of national sales for Emmis’ fiscal year ended February 2009. For the year ended February 28, 2009, actual national sales as defined by the representation agreement were approximately $10.2 million lower than the guaranteed minimum amount of national sales. As such, Emmis recognized $10.2 million of additional net revenues for the year ended February 28, 2009. The performance guarantees did not extend past February 28, 2009.

t.	Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $17.4 million at February 28, 2011. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2012.
u.	Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest provides the entity with a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards were effective March 1, 2010. The adoption of these standards did not have any effect on the Company’s results of operations, cash flows or financial position.
2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2010 and 2011, no shares of Class C common stock were issued or outstanding.
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
Emmis last paid its quarterly dividend on October 15, 2008. As of February 28, 2011, dividends in arrears totaled $21.0 million, or $7.49 per share of preferred stock. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remained unpaid for more than six quarters, the holders of Preferred Stock are entitled to elect two persons to our board of directors. The Second Amendment and Third Amendment to our Credit Agreement prohibit the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Subject to the restrictions of the Credit Agreement, payment of future dividends on the Preferred Stock will be determined by the Company’s Board of Directors. We do not know when or whether we will resume paying such dividends.
4. SHARE-BASED PAYMENTS
The amounts recorded as share-based compensation expense primarily relate to restricted common stock issued under employment agreements, common stock issued to employees in lieu of cash bonuses, Company matches of common stock in our 401(k) plans, and annual stock option and restricted stock grants. Nonvested options do not share in dividends.
Stock Option Awards
The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. Generally, these options vest annually over three years (one-third each year for three years), or cliff vest at the end of three years. The Company issues new shares upon the exercise of stock options.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, information related to the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of a special dividend in November 2006. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2009, 2010 and 2011:

	Year Ended February 28,
	2009	2010	2011
Risk-Free Interest Rate:	1.7% - 3.5%	2.3% - 2.8%	1.9% - 2.9%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0 - 6.5	6.0 - 6.5	6.0 - 6.5
Expected Volatility:	48.6% - 70.1%	72.3% - 100.4%	98.9% - 107.6%
The following table presents a summary of the Company’s stock options outstanding at February 28, 2011, and stock option activity during the year ended February 28, 2011 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	9,038,076	$10.18
Granted	158,902	0.72
Exercised	—	—
Forfeited	42,049	0.78
Expired	639,438	20.72

Outstanding, end of year	8,515,491	9.26	4.9	$1,374,788
Exercisable, end of year	5,568,830	13.75	3.2	$10,004
The Company did not receive any cash from option exercises in the years ended February 2009 and 2011, and received less than $0.1 million of cash from option exercises in the year ended February 2010. The Company did not record an income tax benefit related to option exercises in the years ended February 2009, 2010 and 2011.
The weighted average grant date fair value of options granted during the years ended February 2009, 2010 and 2011 was $1.10, $0.44 and $0.59, respectively. The total intrinsic value of options exercised during the years ended February 2009, 2010 and 2011 was less than $0.1 million in each year.
A summary of the Company’s nonvested options at February 28, 2011, and changes during the year ended February 28, 2011, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	3,235,738	$0.78
Granted	158,902	0.59
Vested	405,930	2.74
Forfeited	42,049	0.54

Nonvested, end of year	2,946,661	0.50

There were 3.7 million shares available for future grants under the various option plans at February 28, 2011. The vesting dates of outstanding options range from March 2011 to December 2013, and expiration dates range from March 2011 to December 2020.
Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company in 2005. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. Restricted stock award grants prior to fiscal 2011 were granted out of the Company’s 2004 Equity Compensation Plan and restricted stock award grants during fiscal 2011 were granted out of the Company’s 2010 Equity Compensation Plan. The Company also awards, out of the Company’s 2010 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2011, and restricted stock activity during the year ended February 28, 2011 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	398,363	$5.02
Granted	643,820	1.36
Vested (restriction lapsed)	864,760	2.63
Forfeited	2,467	2.95

Grants outstanding, end of year	174,956	3.37

The total grant date fair value of shares vested during the years ended February 2009, 2010 and 2011 was $5.9 million, $3.3 million and $2.3 million, respectively.
Recognized Noncash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three years ended February 28, 2011:

	Year Ended February 28,
	2009	2010	2011
Station operating expenses excluding depreciation and amortization expense	$2,539	$701	$694
Corporate expenses	3,283	1,740	1,100

Stock-based compensation expense included in operating expenses	5,822	2,441	1,794
Tax benefit	(2,387)	—	—

Recognized stock-based compensation expense, net of tax	$3,435	$2,441	$1,794

As of February 28, 2011, there was $0.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.1 years.

5. CREDIT AGREEMENT AND RELATED DEFERRED DEBT ISSUANCE COSTS
The Credit Agreement was comprised of the following at February 28, 2010 and 2011:

	2010	2011
Revolver	$2,000	$2,000
Term Loan B	339,150	328,994

	341,150	330,994

Less: current maturities	(3,392)	(3,290)

	$337,758	$327,704

On November 2, 2006, Emmis Operating Company (“EOC” or the “Borrower”), the principal operating subsidiary of the Company, amended and restated its Credit Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. The margin over the Eurodollar Rate or the alternative base rate varied under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate were 2.00% and 1.00%, respectively, for the term loan facility. At February 28, 2010 and 2011, $0.9 million and $0.6 million, in letters of credit were outstanding, respectively. Net deferred debt costs of approximately $4.2 million and $2.9 million relating to the Credit Agreement are reflected in the accompanying consolidated balance sheets as of February 28, 2010 and 2011, respectively, and are being amortized over the life of the Credit Agreement as a component of interest expense. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the Credit Agreement. The Credit Agreement was amended twice during the year ended February 28, 2010, both of which are discussed below.
March 3, 2009 Credit Agreement Amendment
On March 3, 2009, ECC and EOC, entered into the First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment”) by and among Emmis, EOC and Bank of America, N.A., as administrative agent for itself and other lenders, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006 (as amended, supplemented, and restated or otherwise modified and in effect from time to time, the “Credit Agreement”). Among other things, the First Amendment (i) permitted Emmis to purchase a portion of the Tranche B Term Loan (as defined in the Credit Agreement) at an amount less than par for an aggregate purchase price not to exceed $50 million, (ii) reduced the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $145 million to $75 million, (iii) excluded from Consolidated Operating Cash Flow (as defined in the Credit Agreement) up to $10 million in cash severance and contract termination expenses incurred for the period commencing March 1, 2008 and ending February 28, 2010, (iv) made Revolving Credit Loans (as defined in the Credit Agreement) subject to a pro forma incurrence test and (v) tightened the restrictions on the ability of Emmis to perform certain activities, including restricting the amount that can be used to fund our TV Proceeds Quarterly Bonus Program, and of Emmis Operating Company to conduct transactions with affiliates.
Subsequent to the execution of the First Amendment, in April and May 2009, Emmis completed a series of Dutch auction tenders that purchased term loans of EOC under the Credit Agreement as amended. The cumulative effect of all of the debt tenders resulted in the purchase of $78.5 million in face amount of EOC’s outstanding term loans for $44.7 million in cash. As a result of these purchases, Emmis recognized a gain on extinguishment of debt of $31.9 million in the quarter ended May 31, 2009, which was net of transaction costs of $1.0 million. The Credit Agreement, as amended, permitted the Company to pay up to $50 million (less amounts paid after February 1, 2009 under our TV Proceeds Quarterly Bonus Program) to purchase EOC’s outstanding term loans through tender offers and required a minimum offer of $5 million per tender. Since the Company paid $44.7 million in debt tenders and paid $4.1 million under the TV Bonus Program in March 2009, we are not permitted to effect further tenders under the Credit Agreement.
August 19, 2009 Credit Agreement Amendment
On August 19, 2009, ECC and EOC entered into the Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement.

Among other things, the Second Amendment:
•
suspended the applicability of the Total Leverage Ratio and the Fixed Charge Coverage Ratio financial covenants (each as defined in the Credit Agreement) for a period that will end no later than September 1, 2011 (the “Suspension Period”),

•	provided that during the Suspension Period, the Borrower must maintain Minimum Consolidated EBITDA (as defined by the Credit Agreement) for the trailing twelve month periods as follows:

Period Ended	Amount (in 000’s)
August 31, 2009	$22,800
November 30, 2009	$21,600
February 28, 2010	$23,400
May 31, 2010	$23,200
August 31, 2010	$22,400
November 30, 2010	$22,700
February 28, 2011	$22,900
May 31, 2011	$23,600
August 31, 2011	$25,000
•
provided that during the Suspension Period, the Borrower will not permit Liquidity (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Borrower ending during the Suspension Period to be less than $5 million,

•	reduced the Total Revolving Credit Commitment (as defined in the Credit Agreement) from $75 million to $20 million,

•	set the applicable margin at 3% per annum for base rate loans and at 4% per annum for Eurodollar rate loans,

•
provided that during the Suspension Period, the Borrower: (1) must make certain prepayments from funds attributable to debt or equity issuances, asset sales and extraordinary receipts, and (2) must make quarterly payments of Suspension Period Excess Cash (as defined in the Credit Agreement),

•
provided that during the Suspension Period, the Borrower may not: (1) make certain investments or effect material acquisitions, (2) make certain restricted payments (including but not limited to restricted payments to fund equity repurchases or dividends on Emmis’ 6.25% Series A Cumulative Convertible Preferred Stock), or (3) access the additional financing provisions of the Credit Agreement (though Borrower has access to the Total Revolving Credit Commitment of $20 million),

•	excluded from the definition of Consolidated EBITDA up to an additional $5 million in severance and contract termination expenses incurred after the effective date of the Second Amendment,

•	granted the lenders a security interest in certain previously excluded real estate and other assets,

•	permitted the repurchase of debt under the Credit Agreement at a discount using proceeds of certain equity issuances, and

•	modified certain financial definitions and other restrictions on ECC and the Borrower.
The Company recorded a loss on debt extinguishment during the year ended February 28, 2010 of $0.5 million related to the write-off of deferred debt costs associated with the revolver reduction.

On March 29, 2011, Emmis and its principal operating subsidiary, Emmis Operating Company, entered into the Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amendment”). See Note 17 for more discussion. Prior to the execution of the Third Amendment, the term loan and revolver matured on November 1, 2013 and November 2, 2012, respectively. The borrowings under the term loan were payable in equal quarterly installments equal to 0.25% of the term loan, with the remaining balance payable November 1, 2013. The annual amortization schedule for the Credit Agreement prior to the execution of the Third Amendment, based upon amounts outstanding at February 28, 2011, was as follows:

Year Ended	Revolver	Term Loan B	Total
February 28 (29),	Amortization	Amortization	Amortization
2012	—	3,296	3,296
2013	2,000	3,264	5,264
2014	—	322,434	322,434

Total	$2,000	$328,994	$330,994

Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, are required to be used to repay amounts outstanding under the Credit Agreement.
Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. At February 28, 2011, we had $17.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. As discussed above, during the Suspension Period the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of February 28, 2011. Our Liquidity (as defined in the Credit Agreement) as of February 28, 2011 was $18.2 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of February 28, 2011 was as follows:

	As of February 28, 2011
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$22,900	$28,224
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

[1]	(as defined in the Credit Agreement)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three years ended February 28, 2011.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2012, the Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense.
As of February 28, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2010 and 2011. Accumulated other comprehensive income (loss) balances related to our derivative instruments as of February 28, 2010 and 2011 were ($1,289) and $489, respectively. In connection with the maturity of our $165 million swap in March 2010, the Company recognized $1,993 of income tax benefits that were previously recorded in Accumulated Other Comprehensive Income (Loss). The fair values of the derivative instruments are estimated by obtaining quotations from the financial institutions that are counterparties to the instruments. The fair value is an estimate of the net amount that the Company would have been required to pay on February 28, 2010 and 2011, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2010		As of February 28, 2011		As of February 28, 2010		As of February 28, 2011
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	$—	N/A	$—	N/A	$569	Other Current Liabilities	$297
Interest Rate Swap Agreements (Long Term Portion)	N/A	—	N/A	—	Other Noncurrent Liabilities	3,499	Other Noncurrent Liabilities	—

Total derivatives designated as hedging instruments		$—		$—		$4,068		$297

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the fiscal years ended February 2009, 2010 and 2011.

								Location of Gain or (Loss)
				Location of Gain or				Recognized in Income on
				(Loss) Reclassified				Derivative (Ineffective	Amount of Gain or (Loss) Recognized in
	Amount of Gain or (Loss) Recognized in OCI on			from Accumulated	Amount of Gain or (Loss) Reclassified from			Portion and Amount	Income on Derivative (Ineffective Portion and
Derivatives in Cash Flow	Derivative (Effective Portion)			OCI into Income	Accumulated OCI into Income (Effective Portion)			Excluded from	Amount Excluded from Effectiveness Testing)
Hedging Relationships	2009	2010	2011	(Effective Portion)	2009	2010	2011	Effectiveness Testing)	2009	2010	2011

Interest Rate Swap Agreements	$(2,793)	$(7,271)	$(562)	Interest expense	$(3,267)	$(9,980)	$(4,333)	N/A	$—	$—	$—

Total	$(2,793)	$(7,271)	$(562)		$(3,267)	$(9,980)	$(4,333)		$—	$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with global financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparties to its interest rate swaps have been Bank of America and Deutsche Bank.
In accordance with ASC Topic 820, the Company makes Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2010 and 2011, the fair value of our derivatives instruments was net of CVAs totaling $0.3 million and less than $0.1 million, respectively.
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
As of February 28, 2011, the Company has not posted any collateral related to the interest rate swap agreements. The Company’s swap agreements matured in March 2011.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2010 and 2011. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2011
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$189	$189

Total assets measured at fair value on a recurring basis	$—	$—	$189	$189

Interest rate swap agreements	$—	$—	$297	$297

Total liabilities measured at fair value on a recurring basis	$—	$—	$297	$297

	As of February 28, 2010
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$452	$452

Total assets measured at fair value on a recurring basis	$—	$—	$452	$452

Interest rate swap agreements	$—	$—	$4,068	$4,068

Total liabilities measured at fair value on a recurring basis	$—	$—	$4,068	$4,068

Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is recorded at fair value, which is materially consistent with the Company’s cost basis. This is considered a Level 3 input.
Interest rate swap agreements — Emmis’ derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve, as adjusted for the CVA discussed in Note 6. Because a more than insignificant portion of the valuation is based upon unobservable inputs, these interest rate swaps are considered a Level 3 input.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Year Ended		For the Year Ended
	February 28, 2010		February 28, 2011
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$6,777	$452	$4,068
Other than temporary impairment loss	—	—	(263)	—
Realized losses included in earnings		(9,980)		(4,333)
Changes in other comprehensive income	—	7,271	—	562

Ending Balance	$452	$4,068	$189	$297

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 10, Intangible Assets And Goodwill, and are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).
Included in the following table are the major categories of assets measured at fair value on a non-recurring basis as of February 28, 2011, along with the impairment loss recognized on the fair value measurement for the year then ended:

	As of February 28, 2011
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant		Year Ended
	Identical Assets	Observable	Unobservable		February 28, 2011
	or Liabilities	Inputs	Inputs	Total	Impairment Loss

Indefinite-lived intangibles	$—	$—	$328,796	$328,796	$7,005
Goodwill [1]	—	—	—	—	—
Other intangibles, net	—	—	2,689	2,689	—

Total	$—	$—	$331,485	$331,485	$7,005

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

[1]
Pursuant to ASC Topic 350-20-35, the fair value of goodwill is assessed only when the carrying value of the reporting unit exceeds its fair value. On December 1, 2010, the fair value of each of our reporting units exceeded their respective carrying values, thus fair value of goodwill was not assessed.

The following methods and assumptions were used to estimate the fair value of financial instruments:
• Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.
• Credit Agreement debt: As of February 28, 2010 and 2011, the fair value of the Company’s Credit Agreement debt based on bid prices as of those dates was $283.2 million and $311.1 million, respectively, while the carrying value was $341.2 million and $331.0 million, respectively.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2010 and 2011, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $41.0 million and $49.2 million, respectively, while the carrying value was $140.5 million for both periods.
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
9. GOING PRIVATE TRANSACTION
On April 26, 2010, JS Acquisition, Inc., a corporation owned entirely by our Chairman, Chief Executive Officer and President, Mr. Jeffrey H. Smulyan, and Alden Global Capital (together with its affiliates and related parties, “Alden”) entered into a non-binding Letter of Intent (the “Letter of Intent”) with respect to a series of transactions relating to the equity securities of Emmis. Subsequently, JS Acquisition, LLC (together with its wholly owned subsidiary, JS Acquisition, Inc., “JS Acquisition”) and Alden entered into a formal Securities Purchase Agreement, and Emmis and JS Acquisition entered into a Merger Agreement, all of which were designed to take Emmis private in a series of transactions that involved (i) JS Acquisition offering to purchase all of the Class A Common Stock at a price of $2.40 per share (the “Tender Offer”), (ii) Emmis offering to exchange (the “Exchange Offer”) all of its 6.25% Series A Cumulative Convertible Preferred Stock (the “Existing Preferred Stock”) for 12% PIK Senior Subordinated Notes due 2017 (the “New Notes”), (iii) the adoption of certain amendments to the terms of the Existing Preferred Stock (the “Proposed Amendments”) and (iv) a subsequent merger of JS Acquisition into Emmis (the “Merger” and together with the Tender Offer, the Exchange Offer and the Proposed Amendments, the “Going Private Transaction”).
On September 9, 2010, Emmis announced that the Proposed Amendments had not received the requisite shareholder vote to pass and that the Exchange Offer had terminated. The Exchange Offer was conditioned upon, among other things, the adoption of the Proposed Amendments. The same day, Emmis was informed that the Tender Offer, which was also conditioned upon adoption of the Proposed Amendments, had also terminated. The Company recorded $3.6 million of costs associated with the transaction in the year ended February 28, 2011, which is included in corporate expenses excluding depreciation and amortization expense in the accompanying consolidated statements of operations.

10. INTANGIBLE ASSETS AND GOODWILL
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
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year, but given economic conditions and revenue declines in the domestic radio broadcasting industry and publishing industry, the Company performed interim impairment reviews as of October 1, 2008 and August 1, 2009. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 28, 2009	187,580	22,585	—	116,980	35,684	3,056	365,885
Year Ended February 28, 2010	160,910	8,928	4,804	—	—	—	174,642
Year Ended February 28, 2011	N/A	N/A	N/A	7,005	—	—	7,005
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
The projections incorporated into our annual license valuations take into consideration the recent economic recession and credit crisis, which has led to a further weakened and less profitable radio marketplace with a higher cost of capital. Between its October 1, 2008 interim impairment assessment and its December 1, 2010 annual assessment, the Company incorporated several more conservative estimates into its assumptions to reflect the deterioration in both the U.S. economy and the radio marketplace as well as the repricing of risk. Specifically, discount rates increased from 11.7% to 12.1% in the October 1, 2008 assessment to a range of 12.0% to 12.3% in the December 1, 2010 assessment. Also, operating profit margins decreased from a range of 27.7% to 43.7% in the October 1, 2008 assessment to a range of 25.1% to 37.1% in the December 1, 2010 assessment. Assumptions incorporated into the annual impairment testing as of December 1, 2010 were similar to those used in our December 1, 2009 annual impairment testing, although revenue growth rates were slightly higher as a result of the pace of the industry’s recent revenue recovery, which also helped to lower the discount rates. We expect the ongoing recovery in radio revenues to continue throughout our fiscal 2012. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2011.

	October 1, 2008	December 1, 2008	August 1, 2009	December 1, 2009	December 1, 2010
Discount Rate	11.7% – 12.1%	11.5% – 11.9%	12.6% – 13.0%	12.7% – 13.1%	12.0% – 12.3%
Long-term Revenue Growth Rate (Years 4-8)	2.0% – 3.5%	2.0% – 3.3%	2.0% – 3.3%	2.0% – 3.5%	2.5% – 3.5%
Revenue Growth Rate (All Years)	1.5% – 3.4%	0.7% – 3.3%	1.5% – 3.2%	2.0% – 3.4%	2.7% – 3.8%
Mature Market Share	6.3% – 30.8%	6.3% – 30.5%	6.3% – 30.6%	6.2% – 30.0%	6.1% – 28.2%
Operating Profit margin	27.7% – 43.7%	27.1% – 42.7%	26.5% – 42.7%	26.0% – 40.9%	25.1% – 37.1%
As of February 28, 2010 and 2011, the carrying amounts of the Company’s FCC licenses were $335.8 million and $328.8 million, respectively. These amounts are entirely attributable to our radio division. The change in FCC license carrying amounts was entirely attributable to an impairment charge related to our Austin radio cluster. The table below presents the changes to the carrying values of the Company’s FCC licenses for the year ended February 28, 2011 for each unit of accounting. As noted above, each unit of accounting is a cluster of radio stations in one geographical market, except for our Los Angeles cluster in which KXOS-FM is being operated under a Local Marketing Agreement by another broadcaster.

	Change in FCC License Carrying Values
	As of	Annual	As of
Unit of Accounting	February 28, 2010	Impairment	February 28, 2011
New York Cluster	$145,588	$—	$145,588
KXOS-FM (Los Angeles)	52,333	—	52,333
Austin Cluster	46,030	(7,005)	39,025
Chicago Cluster	44,292	—	44,292
St. Louis Cluster	27,692	—	27,692
Indianapolis Cluster	17,274	—	17,274
KPWR-FM (Los Angeles)	2,018	—	2,018
Terre Haute Cluster	574	—	574

Total	$335,801	$(7,005)	$328,796

Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2010, the Company applied a market multiple of 7.5 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2011.

As of February 28, 2010 and 2011, the carrying amount of the Company’s goodwill was $24.2 million. The table below presents the various reporting units’ goodwill carrying values as of February 28, 2010 and 2011. As noted above, each reporting unit is a cluster of radio stations in one geographical market and magazines on an individual basis. We have previously written off all goodwill associated with our Austin cluster except for the portion of goodwill that exists at the Austin partnership level attributable to noncontrolling interests.

Goodwill Carrying Values
As of
Unit of Accounting	February 28, 2010 and 2011
Indianapolis Cluster	$265
Austin Cluster	4,338
Slovakia	1,703

Total Radio Segment	6,306

Country Sampler	9,385
Indianapolis Monthly	448
Texas Monthly	8,036

Total Publishing Segment	17,869

Grand Total	$24,175

Definite-lived intangibles
The following table presents the weighted-average life at February 28, 2011 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2010 and 2011:

		February 28, 2010			February 28, 2011
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign broadcasting licenses	2.1	$8,716	$5,230	$3,486	$8,716	$6,331	$2,385
Favorable office leases	1.5	688	632	56	688	655	33
Trademarks	23.7	749	458	291	749	478	271

TOTAL		$10,153	$6,320	$3,833	$10,153	$7,464	$2,689

During the year ended February 28, 2010, Emmis determined the carrying value of our Bulgarian foreign broadcast licenses, Orange Coast trademarks, Orange Coast noncompete and other Orange Coast definite-lived intangible assets exceeded their fair value. As such, we recognized a noncash impairment loss of $2.0 million and $2.8 million related to the Bulgarian and Orange Coast definite-lived intangibles, respectively. Total amortization expense from definite-lived intangibles for the year ended February 28, 2010 and 2011, was $1.6 million and $1.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2012	$1,191
2013	1,180
2014	114
2015	18
2016	18

11. EMPLOYEE BENEFIT PLANS
a.	Equity Incentive Plans
The Company has stock options, restricted stock and restricted stock unit grants outstanding that were issued to employees or non-employee directors under one or more of the following plans: 1999 Equity Incentive Plan, 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, the 2004 Equity Compensation Plan and the 2010 Equity Compensation Plan. These outstanding grants continue to be governed by the terms of the applicable plan.
2010 Equity Compensation Plan
At the 2010 annual meeting, the shareholders of Emmis approved the 2010 Equity Compensation Plan (“the Plan”). Under the Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2004 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 2.6 million shares of common stock were available for grant at February 28, 2011.
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
During the year ended February 28, 2009, the Company elected to match annual employee 401(k) contributions up to a maximum of $1 thousand per employee, made in Emmis stock. No discretionary 401(k) matching contributions were made during the year ended February 28, 2010. In April 2010, the Board of Directors of the Company voted to reinstate the discretionary 401(k) match. Employee contributions have been matched at 33% up to a maximum of 6% of eligible compensation. Emmis’ discretionary contributions to the plan totaled $0.9 million and $1.1 million for the years ended February 28, 2009 and February 28, 2011, respectively.
c.	Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $0.6 million, $0.5 million and $0.4 million for the years ended February 2009, 2010 and 2011, respectively.

12. OTHER COMMITMENTS AND CONTINGENCIES
a.	Commitments of our continuing operations
The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2011 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2012	$7,457	$1,348	$11,084	$9,982	$29,871
2013	6,145	665	5,600	9,517	21,927
2014	5,084	148	541	10,282	16,055
2015	4,649	—	—	3,728	8,377
2016	4,318	—	—	249	4,567
Thereafter	15,058	—	—	467	15,525

Total	$42,711	$2,161	$17,225	$34,225	$96,322

Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through June 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. Rental expense for continuing operations during the years ended February 2009, 2010 and 2011 was approximately $7.7 million, $8.2 million and $8.6 million, respectively.
There are no material commitments related to our discontinued operations.
b.	Litigation
The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.
See Note 16, Related Party Transactions, for a discussion of litigation related to Emmis, JS Acquisition and Alden.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.
c.	Other contingencies
Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI and of which we are a participant, filed motions in the U.S. District Court in New York against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The U.S. District Court in New York approved reduced interim fees for ASCAP and BMI. The final fees, still to be determined by the court, may be retroactive to January 1, 2010 and may be different from the interim fees.

13. INCOME TAXES
United States and foreign income (loss) before income taxes for the years ended February 2009, 2010 and 2011 was as follows:

	2009	2010	2011
United States	$(360,059)	$(155,785)	$(3,439)
Foreign	(5,664)	(2,989)	1,092

Loss before income taxes	$(365,723)	$(158,774)	$(2,347)

The benefit for income taxes for the years ended February 2009, 2010 and 2011, consisted of the following:

	2009	2010	2011
Current:
Federal	$—	$(6,794)	$(123)
State	—	527	(464)
Foreign	1,529	990	928

	1,529	(5,277)	341

Deferred:
Federal	(58,346)	(28,759)	2,418
State	(8,581)	(5,438)	3,928
Foreign	(450)	(366)	(235)

	(67,377)	(34,563)	6,111

Provision (benefit) for income taxes	$(65,848)	$(39,840)	$6,452

Other Tax Related Information:

Taxes associated with noncontrolling interest earnings	(2,539)	—	—
Tax provision of discontinued operations	3,751	401	—
The provision (benefit) for income taxes for the years ended February 2009, 2010 and 2011 differs from that computed at the Federal statutory corporate tax rate as follows:

	2009	2010	2011
Computed income tax benefit at 35%	$(125,666)	$(55,571)	$(822)
State income tax	(8,581)	(4,911)	3,464
Foreign taxes	(2,075)	(533)	255
Federal net operating loss carryback	—	(6,793)	—
Tax benefit resulting from swap expiration and related OCI reversal	—	—	(1,993)
Nondeductible stock compensation and Section 162 disallowance	1,486	1,154	1,065
Entertainment disallowance	620	546	529
Increase in valuation allowance	54,061	20,988	4,963
Tax attributed to noncontrolling interest	—	(1,318)	(1,572)
Impairment charges on goodwill with no tax basis	14,030	3,825	—
Forgiveness of intercompany foreign loans	—	2,548	525
Other	277	225	38

Provision (benefit) for income taxes	$(65,848)	$(39,840)	$6,452

The components of deferred tax assets and deferred tax liabilities at February 28, 2010 and February 28, 2011 are as follows:

	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$30,245	$50,795
Intangible assets	48,314	41,562
Compensation relating to stock options	3,062	2,180
Interest rate exchange agreement	1,668	122
Deferred revenue	8,109	4,629
Tax credits	1,405	1,405
Investments in subsidiairies	1,796	1,853
Other	3,487	4,113
Valuation allowance	(71,089)	(87,814)

Total deferred tax assets	26,997	18,845

Deferred tax liabilities
Indefinite-lived intangible assets	(76,565)	(81,411)
Fixed assets	(2,587)	(2,110)
Foreign unremitted earnings	(7,925)	(3,167)
Cancellation of debt income	(12,858)	(13,465)
Other	(367)	(103)

Total deferred tax liabilities	(100,302)	(100,256)

Net deferred tax liabilities	$(73,305)	$(81,411)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company increased its valuation allowance for all jurisdictions by a net $16.7 million to $87.8 million as of February 28, 2011 from $71.1 million as of February 28, 2010, to reflect a valuation allowance for the majority of its total domestic net deferred tax assets. The increase in the valuation allowance was primarily the result of additional operating losses in fiscal 2011, offset by the changes in the components of Accumulated Other Comprehensive Income (Loss), described in Note 6 to the financial statements. The Company does not benefit its deferred tax assets (“DTAs”) based on the deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because this DTL would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs.
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
The Company has federal NOLs of $118 million and state NOLs of $189 million available to offset future taxable income. These net operating losses include an unrealized benefit of approximately $0.8 million related to share-based compensation that will be recorded in equity when realized. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2012 and February 2032. A valuation allowance has been provided for the net operating loss carryforwards related to Federal and state net operating losses as it is more likely than not that substantially all of these net operating losses will expire unutilized.
The $1.4 million of tax credits at February 28, 2011 relate primarily to alternative minimum tax carryforwards that can be carried forward indefinitely. A valuation allowance has been placed against this deferred tax asset.
United States Federal and state deferred income taxes have been recorded on undistributed earnings of foreign subsidiaries because such earnings are not intended to be indefinitely reinvested in these foreign operations. At February 28, 2011, we had an aggregate of $7.7 million of unremitted earnings of foreign subsidiaries that, when distributed, would result in additional U.S. income taxes of $3.2 million.
During the year ended February 28, 2010 the Company recorded a $6.8 million benefit related to previous tax paid by Emmis, which was recouped during the year ended February 28, 2011 due to the signing of the Worker, Homeownership, and Business Assistance Act of 2009. This act allowed Emmis to extend the previously allowed two-year carryback period on NOLs to five years and permitted the full offset of alternative minimum tax during such extended carryback period.

The Company has adopted FASB Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2011, the estimated value of the Company’s net uncertain tax positions is approximately $0.7 million, which is included in other current liabilities, as the Company expects to settle the item within the next 12 months.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2010 and February 28, 2011:

	For the year ending February 28,
	2010	2011
Gross unrecognized tax benefit — opening balance	$1,739	$657
Gross increases — tax positions in prior periods	100	—
Gross decreases — settlements with taxing authorities	(600)	—
Gross decreases — lapse of applicable statute of limitations	(582)	(132)

Gross unrecognized tax benefit — ending balance	$657	$525

Included in the balance of unrecognized tax benefits at February 28, 2011 are $0.5 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Of the total unrecognized tax benefits as of February 28, 2011, it is reasonably possible that $0.5 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. The amount relates primarily to the allocation of income among multiple jurisdictions. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2011 and in total, as of February 28, 2011, has recognized a liability for interest of $0.1 million.
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

	Net Revenues for the Year Ended February 28,			Long-lived Assets as of February 28,
	2009	2010	2011	2009	2010	2011
Continuing Operations:

Slovakia	18,195	14,090	13,006	9,965	9,371	7,521
Bulgaria	3,858	2,103	1,421	3,722	1,119	778

Discontinued Operations:

Hungary	23,911	12,914	41	2,110	138	20
Belgium	2,031	703	—	34	—	—
The following tables summarize the results of operations of our business segments for the years ended February 2009, 2010, and 2011 and the total assets of our business segments as of February 2010 and 2011.

YEAR ENDED FEBRUARY 28, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$185,206	$66,108	$—	$251,314
Station operating expenses excluding depreciation and amortization expense	136,148	63,835	—	199,983
Corporate expenses excluding depreciation and amortization expense	—	—	15,710	15,710
Depreciation and amortization	7,592	499	1,301	9,392
Impairment loss	7,005	—	—	7,005
Loss on disposal of fixed assets	3	—	—	3

Operating income (loss)	$34,458	$1,774	$(17,011)	$19,221

Assets — continuing operations	$405,227	$38,299	$26,868	$470,394
Assets — discontinued operations	2,083	—	—	2,083

Total assets	$407,310	$38,299	$26,868	$472,477

YEAR ENDED FEBRUARY 28, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$177,566	$65,000	$—	$242,566
Station operating expenses excluding depreciation and amortization expense	141,557	64,603	—	206,160
Corporate expenses excluding depreciation and amortization expense	—	—	13,634	13,634
Depreciation and amortization	8,128	772	1,493	10,393
Impairment loss	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
(Gain) loss on disposal of fixed assets	18	13	(158)	(127)

Operating loss	$(140,120)	$(9,200)	$(16,166)	$(165,486)

Assets — continuing operations	$418,259	$39,431	$34,288	$491,978
Assets — discontinued operations	6,190	—	—	6,190

Total assets	$424,449	$39,431	$34,288	$498,168

YEAR ENDED FEBRUARY 28, 2009	Radio	Publishing	Corporate	Consolidated
Net revenues	$224,941	$82,990	$—	$307,931
Station operating expenses excluding depreciation and amortization expense	162,685	76,322	—	239,007
Corporate expenses excluding depreciation and amortization expense	—	—	18,503	18,503
Depreciation and amortization	9,020	1,231	2,152	12,403
Impairment loss	333,464	32,422	7,251	373,137
Restructuring charge	1,521	599	2,088	4,208
(Gain) loss on disposal of fixed assets	25	1	(12)	14

Operating loss	$(281,774)	$(27,585)	$(29,982)	$(339,341)

15. RESTRUCTURING CHARGE
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
16. RELATED PARTY TRANSACTIONS
Although Emmis no longer makes loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during fiscal 2011 was $1.1 million and the balance at February 28, 2010 and 2011 was $1.0 million and $1.1 million, respectively. This loan bears interest at our cost of debt under our Credit Agreement, which at February 28, 2010 and 2011 was approximately 7.6% and 5.5% per annum, respectively.
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
Emmis and certain companies controlled by our Chairman and CEO, Jeffrey H. Smulyan, incurred various expenses in connection with last year’s proposed going private transaction. Those expenses included approximately $1.6 million of expenses attributable to the preparation of a Proxy Statement/Offer to Exchange and related documents for the special meeting of shareholders to approve certain amendments to the Company’s articles of incorporation and for the exchange offer relating to our preferred stock, both of which were conditions to the going private transaction. Emmis incurred approximately $0.9 million of such expenses, which related to the special meeting and associated matters, and Mr. Smulyan’s companies incurred approximately $0.7 million of such expenses, which related to the exchange offer and associated matters. See Note 9 for more discussion of the going private transaction.
On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the Litigation. Emmis has agreed to initially invest up to $0.2 million in support of the prosecution of JS Acquisition’s claim in exchange for first recoupment of 150% of the amount invested from any JS Acquisition recovery. The investment by Emmis, which is currently included in deposits and other in the accompanying consolidated balance sheets, was unanimously approved by Emmis’ Board of Directors, including all of its independent directors. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Emmis believes the Alden claims are without merit. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934.

17. SUBSEQUENT EVENTS
March 29, 2011 Credit Agreement Amendment
On March 29, 2009, ECC and EOC entered into the Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement.
Among other things, the Third Amendment provides that (i) the leverage ratio and fixed charge covenants will not apply to any amounts outstanding under the Credit Agreement until November 30, 2012, at which time they will be set at 5.0x and 1.15x for the life of the Credit Agreement and from November 30, 2011 through August 31, 2012 there will be a minimum Consolidated EBITDA (as defined in the Credit Agreement) test of $25.0 million per rolling four quarter test period, (ii) the requirement that annual audits be certified without qualification will be waived for the fiscal years ending February 2011 and 2012, (iii) the ability of Emmis to engage in certain activities or transactions, including the payment of dividends, the incurrence of indebtedness and the ability to invest certain proceeds including from asset sales will be further restricted or prohibited and (iv) the terms of the existing Tranche B Term Loans held or purchased on or prior to the date of the Third Amendment by funds or accounts managed by Canyon Capital Advisors LLC (“Canyon”), are amended into an amended tranche of term loans with an extended maturity date of November, 2014. The total amount of Tranche B Term Loans outstanding as of March 29, 2011 was $329 million, and the amount of such term loans that Canyon amended into extended term loans was approximately $182.9 million. The pricing on such amended term loans is based on Emmis’ election on the following pricing grid:

Cash Portion	Paid-in-Kind Portion
7.50%	7.00%
7.75%	6.50%
8.00%	6.00%
8.25%	5.50%
8.50%	5.00%
8.75%	4.50%
9.00%	4.00%
9.25%	3.50%
9.50%	3.00%
9.75%[1]	2.50%[1]
Prior to the entry into the Third Amendment, Emmis entered into a backstop letter agreement, dated March 27, 2011, with Canyon (the “Backstop Letter Agreement”), pursuant to which Canyon agreed to consent to the Third Amendment and to purchase loans necessary to provide the required Lenders consent to the Third Amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon will receive an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011.
The Third Amendment contains other terms and conditions customary for financing arrangements of this nature.

[1]	If the Company elects 9.75% Cash Portion for any payment, it may also elect to pay some or all of the Paid-in-Kind portion in cash for such period.

Subsequent to the execution of the Third Amendment on March 29, 2011, the maturity dates of the original term loan and revolver remain unchanged, but the term loans held by Canyon have been extended to November 1, 2014. As of March 29, 2011, Canyon held approximately $182.9 million of term loans. Expected annual amortization schedule for the Credit Agreement subsequent to the execution of the Third Amendment, based upon amounts outstanding at February 28, 2011 and assuming that Canyon held $182.9 million of the outstanding term loans on that date, is as follows:

		Amortization of	Amortization of
Year Ended	Revolver	Term Loans	Term Loans	Total
February 28 (29),	Amortization	Held by Canyon	Held by Others	Amortization
2012	—	1,821	1,456	3,277
2013	2,000	1,802	1,442	5,244
2014	—	1,786	143,233	145,019
2015	—	177,454	—	177,454

Total	$2,000	$182,863	$146,131	$330,994

Sale of Glendale, CA Tower Site
On April 6, 2011, Emmis sold land, towers and other equipment at its Glendale, CA tower site to Richland Towers Management Flint, Inc. for $6.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $4.8 million. Net proceeds from the sale were used to repay amounts outstanding under the credit facility.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2011, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal 1: Election of Directors,” “Corporate Governance — Certain Committees of the Board of Directors,” “Corporate Governance — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Emmis 2011 Proxy Statement. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Compensation of Directors” and “Executive Compensation” in the Emmis 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the Emmis 2011 Proxy Statement.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Equity Incentive Plan, 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, 2004 Equity Compensation Plan and 2010 Equity Compensation Plan as of February 28, 2011. Our shareholders have approved these plans.

Number of Securities Remaining
	Number of Securities to be Issued	Weighted-Average Exercise	Available for Future Issuance under
	Upon Exercise of Outstanding	Price of Outstanding Options,	Equity Compensation Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	8,515,491	$9.26	3,689,371
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	8,515,491	$9.26	3,689,371

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance — Independent Directors” and “Corporate Governance — Certain Transactions” in the Emmis 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the Emmis 2011 Proxy Statement.
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

3.2	Second Amended and Restated Code of By-Laws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on May 27, 2010.

4.1
Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1
Amended and Restated Credit and Term Loan Agreement dated November 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2006; First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2009; Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2009; and Third Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2011.

10.2	Emmis Communications Corporation 2004 Equity Compensation Plan as Amended and Restated in 2008, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed January 7, 2009.++

10.3	Emmis Communications Corporation 2010 Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s proxy statement filed on Form DEF 14A on November 10, 2010.++

10.4
Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended February 29, 2004.

10.5	Form of Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 7, 2005.++

10.6	Form of Restricted Stock Option Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 7, 2005.++

10.7	Bonus Plan for Fiscal Year Ending 2011, incorporated by reference to Item 1.01 of the Company’s Form 8-K filed April 9, 2010.++

10.8
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K filed on January 7, 2009.++

10.9
Employment Agreement, dated as of December 15, 2009, by and between Emmis Operating Company and Jeffrey H. Smulyan incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K filed on May 7, 2011. ++

10.10
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Patrick M. Walsh, incorporated by reference from Exhibit 10.13 to the Company’s Form 8-K filed on January 7, 2009.++

10.11
Employment Agreement, dated as of December 15, 2008, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 15, 2008.++

10.12
Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed on January 7, 2009.++

10.13
Employment Agreement, dated as of March 1, 2009, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed March 6, 2009.++

10.14
Employment Agreement, dated as of March 1, 2010, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2010.++

10.15
Employment Agreement, dated as of March 1, 2011, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2011.++

10.16
Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff incorporated by reference from Exhibit 10.31 to the Company’s Form 10-K/A filed October 9, 2009.++

10.17
Local Programming and Marketing Agreement, dated as of April 3, 2009, among KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC and Grupo Radio Centro S.A.B. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 8, 2009.

10.18
Put and Call Agreement, dated as of April 3, 2009, among KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC and Grupo Radio Centro S.A.B. de C.V., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 8, 2009.

10.19	Engagement letter dated December 24, 2010, among JS Acquisitions, LLC, Emmis Communications Corporation and Bose McKinney & Evans LLP.*

10.20
Agreement and Plan of Merger, dated as of May 25, 2010, by and among Emmis Communications Corporation, JS Acquisition, LLC and JS Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 27, 2010.

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

EMMIS COMMUNICATIONS CORPORATION
Date: May 10, 2011	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 10, 2011	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date: May 10, 2011	/s/ Patrick M. Walsh Patrick M. Walsh	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2011	Susan B. Bayh* Susan B. Bayh	Director

Date: May 10, 2011	Gary L. Kaseff* Gary L. Kaseff	Director

Date: May 10, 2011	Richard A. Leventhal* Richard A. Leventhal	Director

Date: May 10, 2011	Peter A. Lund* Peter A. Lund	Director

Date: May 10, 2011	Greg A. Nathanson* Greg A. Nathanson	Director

Date: May 10, 2011	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright
J. Scott Enright
Attorney-in-Fact