Form 10-Q
period 2011-05-31
EMMIS COMMUNICATIONS CORP
filed 2011-07-13
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 7, 2011, was:

33,478,301	Shares of Class A Common Stock, $.01 Par Value
4,722,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2010	2011
NET REVENUES	$60,209	$61,146
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,050 and $1,847, respectively	48,877	49,334
Corporate expenses excluding depreciation and amortization expense of $354 and $264, respectively	5,178	7,335
Depreciation and amortization	2,404	2,111
Gain on disposal of assets	—	(3)

Total operating expenses	56,459	58,777

OPERATING INCOME	3,750	2,369

OTHER EXPENSE:
Interest expense	(5,680)	(7,214)
Loss on debt extinguishment	—	(1,478)
Other expense, net	(13)	(6)

Total other expense	(5,693)	(8,698)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(1,943)	(6,329)

BENEFIT FOR INCOME TAXES	(1,444)	(2,742)

LOSS FROM CONTINUING OPERATIONS	(499)	(3,587)

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	205	(2,894)

CONSOLIDATED NET LOSS	(704)	(693)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	833	1,352

NET LOSS ATTRIBUTABLE TO THE COMPANY	(1,537)	(2,045)

PREFERRED STOCK DIVIDENDS	2,372	2,523

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,909)	$(4,568)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	May 31,
	2010	2011
Amounts attributable to common shareholders:
Continuing operations	$(3,949)	$(7,483)
Discontinued operations	40	2,915

Net loss attributable to common shareholders	$(3,909)	$(4,568)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.20)
Discontinued operations, net of tax	—	0.08

Net loss attributable to common shareholders	$(0.10)	$(0.12)

Basic weighted average common shares outstanding	37,719	38,201

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.10)	$(0.20)
Discontinued operations, net of tax	—	0.08

Net loss attributable to common shareholders	$(0.10)	$(0.12)

Diluted weighted average common shares outstanding	37,719	38,201
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		May 31,
	February 28,	2011
	2011	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,068	$7,170
Accounts receivable, net	38,930	39,497
Prepaid expenses	13,615	13,568
Other current assets	2,329	1,812
Current assets — discontinued operations	2,063	2,167

Total current assets	63,005	64,214

PROPERTY AND EQUIPMENT, NET	44,816	44,487
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	328,796	328,796
Goodwill	24,175	24,175
Other intangibles, net	2,689	2,402

Total intangible assets	355,660	355,373

OTHER ASSETS, NET	8,051	6,817
NONCURRENT ASSETS — DISCONTINUED OPERATIONS	945	21

Total assets	$472,477	$470,912

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		May 31,
	February 28,	2011
	2011	(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,815	$11,699
Current maturities of long-term debt	3,293	3,228
Accrued salaries and commissions	9,757	8,623
Accrued interest	3,147	4,903
Deferred revenue	18,595	17,795
Other current liabilities	5,409	4,444
Current liabilities — discontinued operations	854	929

Total current liabilities	50,870	51,621

LONG-TERM DEBT, NET OF CURRENT MATURITIES	327,704	327,280

OTHER NONCURRENT LIABILITIES	14,018	14,102

DEFERRED INCOME TAXES	81,411	81,414

Total liabilities	474,003	474,417

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2011 AND MAY 31, 2011	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 33,499,770 shares at February 28, 2011 and 33,478,301 shares at May 31, 2011	335	335
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 28, 2011 and May 31, 2011, respectively	47	47
Additional paid-in capital	528,786	528,955
Accumulated deficit	(720,693)	(722,738)
Accumulated other comprehensive loss	1,776	1,690

Total shareholders’ deficit	(189,749)	(191,711)

NONCONTROLLING INTERESTS	47,764	47,747

Total deficit	(141,985)	(143,964)

Total liabilities and deficit	$472,477	$470,912

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit

BALANCE, FEBRUARY 28, 2011	33,499,770	$335	4,722,684	$47	$528,786	$(720,693)	$1,776	$47,764	$(141,985)

Issuance of Common Stock to employees and officers and related income tax benefits	(21,469)	—	—	—	169	—	—	—	169
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,400)	(1,400)

Comprehensive Loss:
Net income (loss)	—	—	—	—	—	(2,045)	—	1,352
Change in value of derivative instrument and related income tax effects	—	—	—	—	—	—	(489)	—
Cumulative translation adjustment	—	—	—	—	—	—	403	31
Total comprehensive loss	—	—	—	—	—	—	—	—	(748)

BALANCE, MAY 31, 2011	33,478,301	$335	4,722,684	$47	$528,955	$(722,738)	$1,690	$47,747	$(143,964)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(704)	$(693)
Adjustments to reconcile consolidated net loss to net cash used in operating activities -
Discontinued operations	205	(2,894)
Depreciation and amortization	2,700	2,322
Loss on debt extinguishment	—	1,478
Provision for bad debts	284	120
Benefit for deferred income taxes	(1,174)	(2,789)
Noncash compensation	743	282
Gain on sale of assets	—	(3)
Changes in assets and liabilities -
Accounts receivable	(3,293)	(557)
Prepaid expenses and other current assets	768	673
Other assets	(53)	(48)
Accounts payable and accrued liabilities	(61)	2,468
Deferred revenue	(1,415)	(800)
Income taxes	(346)	(223)
Other liabilities	(1,880)	(603)
Net cash provided by (used in) operating activities — discontinued operations	1,222	(8)

Net cash used in operating activities	(3,004)	(1,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(617)	(1,273)
Other	12	9
Net cash provided by (used in) investing activities — discontinued operations	(86)	5,797

Net cash provided by (used in) investing activities	(691)	4,533

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,848)	(6,489)
Proceeds from long-term debt	8,000	6,000
Debt-related costs	—	(516)
Payments of dividends and distributions to noncontrolling interests	(868)	(1,400)
Settlement of tax withholding obligations on stock issued to employees	(82)	(74)
Net cash used in financing activities — discontinued operations	(386)	—

Net cash provided by (used in) financing activities	3,816	(2,479)

Effect of exchange rates on cash and cash equivalents	(212)	323

INCREASE IN CASH AND CASH EQUIVALENTS	(91)	1,102

CASH AND CASH EQUIVALENTS:
Beginning of period	6,814	6,068

End of period	$6,723	$7,170

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$6,569	$4,742
Income taxes, net of refunds	617	559

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	728	242
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2011
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2011. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2011, and the results of its operations and cash flows for the three-month periods ended May 31, 2010 and 2011.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2010 and 2011, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended May 31,
	2010	2011
	(shares in 000’s)

6.25% Series A cumulative convertible preferred stock	6,854	6,854
Stock options and restricted stock awards	8,257	7,477

Antidilutive common share equivalents	15,111	14,331

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
Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended May 31,
	2010	2011

Net revenues	$7	$7
Station operating expenses, excluding depreciation and amortization expense	427	90
Other income	163	95
Income (loss) before taxes	(257)	12
Loss attributable to minority interests	(245)	(21)
Discontinued Operation — Flint Peak Tower Site
On April 6, 2011, Emmis sold land, towers and other equipment at its Glendale, CA tower site (the “Flint Peak Tower Site”) to Richland Towers Management Flint, Inc. for $6.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $4.9 million. Net proceeds from the sale were used to repay amounts outstanding under the credit facility.
The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Three months ended May 31,
	2010	2011

Net revenues	$131	$59
Station operating expenses, excluding depreciation and amortization expense	26	49
Depreciation and amortization	17	7
Gain on sale of assets	—	4,882
Income before income taxes	88	4,885
Provision for income taxes	36	2,003

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2011		As of May 31, 2011
		Flint Peak Tower		Flint Peak Tower
	Slager	Site and Other	Slager	Site and Other
Current assets:
Cash and cash equivalents	$1,658	$—	$1,713	$—
Accounts receivable, net	63	—	73	—
Other	342	—	381	—

Total current assets	2,063	—	2,167	—

Noncurrent assets:
Property and equipment, net	—	925	—	—
Other noncurrent assets	20	—	21	—

Total noncurrent assets	20	925	21	—

Total assets	$2,083	$925	$2,188	$—

Current liabilities:
Accounts payable and accrued expenses	$723	$111	$805	$124
Deferred revenue	—	20	—	—

Total current liabilities	$723	$131	$805	$124

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2010 and 2011:

	Three Months Ended May 31,
	2010	2011
Risk-Free Interest Rate:	2.9%	2.3% - 2.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.5	6.0
Expected Volatility:	98.9%	110.2% - 110.9%
The following table presents a summary of the Company’s stock options outstanding at May 31, 2011, and stock option activity during the three months ended May 31, 2011 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,515,491	$9.26
Granted	750,000	1.12
Exercised (1)	—	—
Forfeited	31,500	0.72
Expired	954,180	18.09

Outstanding, end of period	8,279,811	7.54	5.7	$1,562
Exercisable, end of period	4,798,829	12.48	3.7	$11

(1)	No options were exercised during the three months ended May 31, 2010 or 2011; thus, the Company did not record an income tax benefit related to option exercises.
The weighted average grant date fair value of options granted during the three months ended May 31, 2010 and 2011, was $0.73 and $0.94, respectively.
A summary of the Company’s nonvested options at May 31, 2011, and changes during the three months ended May 31, 2011, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	2,946,661	$0.50
Granted	750,000	0.94
Vested	184,179	1.45
Forfeited	31,500	0.51

Nonvested, end of period	3,480,982	0.54
There were 3.9 million shares available for future grants under the Company’s various equity plans at May 31, 2011. The vesting dates of outstanding options at May 31, 2011 range from July 2011 to May 2014, and expiration dates range from June 2011 to May 2021.
Restricted Stock Awards
The Company grants restricted stock awards to employees and directors. These awards generally vest at the end of the second or third year after grant and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to vesting. Restricted stock award grants prior to fiscal 2011 were granted out of the Company’s 2004 Equity Compensation Plan and restricted stock award grants since March 1, 2010 have been granted out of the Company’s 2010 Equity Compensation Plan. The Company may also award, out of the Company’s 2010 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.

The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2011, and restricted stock activity during the three months ended May 31, 2011 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	174,956	$3.37
Granted	—	—
Vested (restriction lapsed)	146,421	3.87
Forfeited	—	—

Grants outstanding, end of year	28,535	0.84

The total grant date fair value of shares vested during the three months ended May 31, 2010 and 2011 was $2.0 million and $0.6 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2010 and 2011:

	Three Months
	Ended May 31,
	2010	2011

Station operating expenses	$431	$80
Corporate expenses	312	202

Stock-based compensation expense included in operating expenses	743	282
Tax benefit	—	—

Recognized stock-based compensation expense, net of tax	$743	$282

As of May 31, 2011, there was $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.
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
The carrying amounts of the Company’s FCC licenses were $328.8 million as of February 28, 2011 and May 31, 2011. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended May 31, 2011, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.

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
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2011, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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

As of February 28, 2011 and May 31, 2011, the carrying amount of the Company’s goodwill was $24.2 million. As of February 28, 2011 and May 31, 2011 approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.
Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2011 and May 31, 2011:

		February 28, 2011			May 31, 2011
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	1.8	$8,716	$6,331	$2,385	$8,716	$6,606	$2,110
Trademarks	13.8	749	478	271	749	485	264
Favorable Office Leases	1.3	688	655	33	688	660	28

TOTAL		$10,153	$7,464	$2,689	$10,153	$7,751	$2,402

Total amortization expense from definite-lived intangibles for the three months ended May 31, 2010 and 2011, was $0.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2012	$1,185
2013	1,185
2014	114
2015	18
2016	18
In May 2011, Emmis was granted an extension of its broadcasting license in Slovakia, which now expires in February 2021. Emmis was also awarded an option for an additional eight year extension.
Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $11.4 million at May 31, 2011. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2012.

Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. The Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of May 31, 2011. Our Liquidity (as defined in the Credit Agreement) as of May 31, 2011 was $14.1 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of May 31, 2011 was as follows:

	As of May 31, 2011
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$23,600	$28,514
Note 5. Derivative Instruments and Hedging Activities
As of May 31, 2011, the Company has no outstanding interest rate derivatives. The discussion below describes the Company’s interest rate derivatives that matured during the periods presented.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its Credit Agreement, the Company was required to fix or cap the interest rate on at least 30% of its debt outstanding (as defined in the Credit Agreement) for the three-year period ending November 2, 2009.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months ended May 31, 2010 and 2011. Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

1	As defined in the Credit Agreement

In March 2007, the Company entered into a three-year interest rate exchange agreement (a “Swap”), whereby the Company paid a fixed rate of 4.795% on $165 million of notional principal to Bank of America, and Bank of America paid to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). This swap matured in March 2010, at which time the Company recognized a $2.0 million tax benefit that had previously been recorded in accumulated other comprehensive loss. In March 2008, the Company entered into an additional three-year Swap, whereby the Company paid a fixed rate of 2.964% on $100 million of notional principal to Deutsche Bank, and Deutsche Bank paid to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. In January 2009, the Company entered into an additional two-year Swap effective as of March 28, 2009, whereby the Company paid a fixed rate of 1.771% on $75 million of notional principal to Deutsche Bank, and Deutsche Bank paid to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The two swaps with Deutsche Bank matured in March 2011, at which time the Company recognized a $0.8 million tax benefit that had previously been recorded in accumulated other comprehensive loss.
The Company does not use derivatives for trading or speculative purposes.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2011. The accumulated other comprehensive loss balance related to our derivative instruments at February 28, 2011 was $489. The fair values of the derivative instruments was estimated by obtaining quotations from the financial institution that were the counterparty to the instruments. The fair value was an estimate of the net amount that the Company would have been required to pay on February 28, 2011, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below. As discussed above, the derivative instruments matured in March 2011, thus no amounts related to derivative instruments remain on the condensed consolidated balance sheets as of May 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2011		As of May 31, 2011		As of February 28, 2011		As of May 31, 2011
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	—	N/A	—	Other Current Liabilities	297	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$297		$—

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended May 31, 2010 and 2011.

	For the Three Months Ended May 31,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or		Derivative (Ineffective	(Ineffective Portion and Amount
	Recognized in OCI on Derivative		from Accumulated	(Loss) Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Hedging Relationships	2010	2011	(Effective Portion)	2010	2011	Effectiveness Testing)	2010	2011

Interest Rate Swap Agreements	$156	$—	Interest expense	$(1,577)	$(297)	N/A	$—	$—

Total	$156	$—		$(1,577)	$(297)		$—	$—

Credit-risk-related Contingent Features
The Company managed its counterparty risk by entering into derivative instruments with global financial institutions where it believed the risk of credit loss resulting from nonperformance by the counterparty is low. The Company’s counterparty on its outstanding interest rate swaps were Bank of America and Deutsche Bank.
In accordance with ASC Topic 820, the Company made Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA was accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounted for nonperformance risk of our counterparty in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2011, the fair value of our derivative instruments was net of less than $0.1 million in CVAs.
The Company did not post any collateral related to the interest rate swap agreements.
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2011 and May 31, 2011. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of May, 2011
	Level 1	Level 2	Level 3
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$189	$189

Total assets measured at fair value on a recurring basis	$—	$—	$189	$189

	As of February 28, 2011
	Level 1	Level 2	Level 3
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total

Available for sale securities	$—	$—	$189	$189

Total assets measured at fair value on a recurring basis	$—	$—	$189	$189

Interest rate swap agreements	—	—	297	297

Total liabilities measured at fair value on a recurring basis	$—	$—	$297	$297

Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that specializes in digital radio transmission technology that is not traded in active markets. The investment is recorded at fair value. This is considered a Level 3 input.
Swap agreements — Emmis’ derivative financial instruments consisted solely of interest rate cash flow hedges in which the Company paid a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve, as adjusted for the CVA discussed in Note 5. Because a more than insignificant portion of the valuation was based upon unobservable inputs, these interest rate swaps were considered a Level 3 input.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ended
	May 31, 2010		May 31, 2011
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$4,068	$189	$297
Realized losses included in earnings	—	(1,577)	—	(297)
Changes in other comprehensive income	—	(156)	—	—

Ending Balance	$452	$2,335	$189	$—

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 3, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3 for more discussion).
During the three months ended May 31, 2011, there were no adjustments to the fair value of these assets as there were no indicators that would have required interim testing.
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
• Credit Agreement debt: As of February 28, 2011 and May 31, 2011, the fair value of the Company’s Credit Agreement as of those dates was $311.1 million and $320.1 million, respectively, while the carrying value was $331.0 million and $330.5 million, respectively. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded. The Extended Term Loans are not actively traded (see Note 9 for more discussion of the Extended Term Loans). The Company believes that the current carrying value of the Extended Term Loans approximates its fair value.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2011 and May 31, 2011, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $49.2 million and $51.1 million, respectively, while the carrying value was $140.5 million for both periods.
Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) was comprised of the following for the three months ended May 31, 2010 and 2011:

	Three Months Ended
	May 31,
	2010	2011
Consolidated net loss	$(704)	$(693)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(259)	(489)
Translation adjustment	(407)	434

Comprehensive loss	$(1,370)	$(748)

Less: Comprehensive income attributable to noncontrolling interests	(774)	(1,321)

Comprehensive loss attributable to the Company	$(2,144)	$(2,069)

Note 8. Segment Information
The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our Hungary radio operations and the operations related to our Flint Peak Tower Site, both of which had previously been included in the radio segment, have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations.

The Company’s segments operate primarily in the United States, but we also operate radio stations located in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of February 28,	As of May 31,
	2010	2011	2011	2011
Continuing Operations:

Slovakia	$3,059	$2,672	$7,521	$7,218

Bulgaria	313	255	778	784

Discontinued Operations (see Note 1):

Hungary	$7	$7	$20	$21
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2011, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
May 31, 2011	Radio	Publishing	Corporate	Consolidated

Net revenues	$45,370	$15,776	$—	$61,146
Station operating expenses, excluding depreciation and amortization	32,988	16,346	—	49,334
Corporate expenses, excluding depreciation and amortization	—	—	7,335	7,335
Depreciation and amortization	1,735	112	264	2,111
Gain on sale of fixed assets	(3)	—	—	(3)

Operating income (loss)	$10,650	$(682)	$(7,599)	$2,369

Three Months Ended
May 31, 2010	Radio	Publishing	Corporate	Consolidated

Net revenues	$44,233	$15,976	$—	$60,209
Station operating expenses, excluding depreciation and amortization	33,010	15,867	—	48,877
Corporate expenses, excluding depreciation and amortization	—	—	5,178	5,178
Depreciation and amortization	1,918	132	354	2,404

Operating income (loss)	$9,305	$(23)	$(5,532)	$3,750

	As of February 28, 2011
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$404,302	$38,299	$26,868	$469,469
Assets — discontinued operations	3,008	—	—	3,008

Total assets	$407,310	$38,299	$26,868	$472,477

	As of May 31, 2011
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$406,102	$35,457	$27,165	$468,724
Assets — discontinued operations	2,188	—	—	2,188

Total assets	$408,290	$35,457	$27,165	$470,912

Note 9. Credit Agreement Amendment
On March 29, 2011, ECC and its principal operating subsidiary, Emmis Operating Company (“EOC” and the “Borrower”) entered into the Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement.
Among other things, the Third Amendment provides that (i) the leverage ratio and fixed charge covenants will not apply to any amounts outstanding under the Credit Agreement until November 30, 2012, at which time they will be set at 5.0x and 1.15x for the life of the Credit Agreement and from November 30, 2011 through August 31, 2012 there will be a minimum Consolidated EBITDA (as defined in the Credit Agreement) test of $25.0 million per rolling four quarter test period, (ii) the requirement that annual audits be certified without qualification will be waived for the fiscal years ending February 2011 and 2012, (iii) the ability of Emmis to engage in certain activities or transactions, including the payment of dividends, the incurrence of indebtedness and the ability to invest certain proceeds including from asset sales will be further restricted or prohibited and (iv) the terms of the existing Tranche B Term Loans held or purchased on or prior to the date of the Third Amendment by funds or accounts managed by Canyon Capital Advisors LLC (“Canyon”), are amended into an amended tranche of term loans with an extended maturity date of November, 2014. The total amount of Tranche B Term Loans outstanding as of March 29, 2011 was $329 million, and the amount of such term loans that Canyon amended into extended term loans was approximately $182.9 million (the “Extended Term Loans”). The pricing on the Extended Term Loans is based on Emmis’ election on the following pricing grid:

Cash Portion	Paid-in-Kind Portion
7.50%	7.00%
7.75%	6.50%
8.00%	6.00%
8.25%	5.50%
8.50%	5.00%
8.75%	4.50%
9.00%	4.00%
9.25%	3.50%
9.50%	3.00%
9.75%[1]	2.50%[1]

1	If the Company elects 9.75% Cash Portion for any payment, it may also elect to pay some or the entire Paid-in-Kind portion in cash for such period.

Prior to the entry into the Third Amendment, Emmis entered into a backstop letter agreement, dated March 27, 2011, with Canyon (the “Backstop Letter Agreement”), pursuant to which Canyon agreed to consent to the Third Amendment and to purchase loans necessary to provide the required Lenders’ consent to the Third Amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon will receive an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the repayment of Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011. The Company is accreting the estimated exit fee due to Canyon over the estimated life of the Extended Term Loans. For the three months ended May 31, 2011, accretion of the exit fee totaled $0.5 million and is included in the accompanying condensed consolidated statement of operations as interest expense. The exit fee liability is included in the condensed consolidated balance sheets in the other noncurrent liabilities.
The Third Amendment contains other terms and conditions customary for financing arrangements of this nature.
Subsequent to the execution of the Third Amendment on March 29, 2011, the maturity dates of the original term loan and revolver remain unchanged, but the term loans held by Canyon have been extended to November 1, 2014. The contractual future amortization schedule for the Credit Agreement subsequent to the execution of the Third Amendment, based upon amounts outstanding at May 31, 2011 is as follows:

		Amortization of	Amortization of
Year Ended	Revolver	Term Loans	Term Loans	Total
February 28 (29),	Amortization	Held by Canyon	Held by Others	Amortization
2012	—	1,341	1,071	2,412
2013	8,000	1,773	1,417	11,190
2014	—	1,754	140,760	142,514
2015	—	174,389	—	174,389

Total	$8,000	$179,257	$143,248	$330,505

The Company recognized a $1.5 million loss on debt extinguishment related to the write-off of existing deferred debt issuance costs related to the Extended Term Loans. The Company incurred approximately $3.4 million of professional fees associated with the Third Amendment. The Company capitalized approximately $0.4 million of these costs as debt issuance costs, which are being amortized over the life of the Extended Term Loans. The remaining $3.0 million of these costs were expensed as a component of corporate expenses in the three-month period ended May 31, 2011.

Note 10. Regulatory, Legal and Other Matters
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.
On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition LLC for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Distressed Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Media Holdings, LLC (collectively, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the Litigation. Emmis has agreed to initially invest up to $0.2 million in support of the prosecution of JS Acquisition’s claim in exchange for first recoupment of 150% of the amount invested from any JS Acquisition recovery. The investment by Emmis, which is currently included in deposits and other in the accompanying consolidated balance sheets, was unanimously approved by Emmis’ Board of Directors, including all of its independent directors. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Emmis believes the Alden claims are without merit. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934.
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
Note 11. Subsequent Event
On June 20, 2011, subsidiaries of Emmis, entered into a Purchase Agreement with GTCR Merlin Holdings, LLC (“Merlin Holdings”), which will be an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together, the “Investors”), pursuant to which Emmis agreed to sell to the Investors a controlling interest in Merlin Media, LLC (“Merlin Media”), which will own the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233).
Purchase Agreement
Under the Purchase Agreement, Emmis may elect at closing to receive aggregate cash proceeds in the transaction of between $110 million and $130 million. Upon consummation of the transaction, Emmis will retain equity interests in Merlin Media, the level of which will depend on the aggregate amount of cash proceeds Emmis elects to receive.

The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The proposed transaction is expected to close in the second half of 2011, subject to approval by the Federal Communications Commission and other customary conditions to closing.
In connection with the transaction, Emmis expects to incur approximately $10 million of expenses, principally consisting of severance, state and local taxes, debt redemption premiums, and professional fees. Net cash proceeds will be used to repay a portion of the term loans outstanding under our credit facility.
LLC Agreement of Merlin Media
Emmis’ rights with respect to its retained equity interests in Merlin Media will be governed by a limited liability company agreement to be executed at closing with the Investors (the “LLC Agreement”). Emmis will retain preferred equity and common equity interests in Merlin Media. Emmis’ common interests will vary depending on the cash election by Emmis under the Purchase Agreement, and will initially represent approximately 20% to 35% of Merlin’s common equity interests. Emmis’ preferred interests will also vary depending on the cash election by Emmis under the Purchase Agreement and will initially represent from approximately $28 million to $47 million of preferred interests, accruing pay-in-kind dividends of 8% per annum. The preferred interests held by Emmis will initially be junior to preferred interests held by the Investors of approximately $67 million to $87 million (depending on the cash election by Emmis under the Purchase Agreement), which senior preferred also accrues pay-in-kind dividends at a rate of 8% per annum. The Emmis junior preferred will also be junior to at least $60 million of a senior secured note to be issued to GTCR in the transaction. The note will mature five years from closing and will accrue interest at a rate of 15% per annum.
Under the LLC Agreement, Emmis will be entitled initially to appoint one out of five members of Merlin Media’s board of managers and will have limited consent rights with respect to specified transactions. Emmis will have no obligation to make ongoing capital contributions to Merlin Media, but is subject to dilution if it fails to participate pro rata in future capital calls.
Merlin Media will initially be a private company and Emmis will have limited ability to sell its interests, except pursuant to customary tag-along rights with respect to sales by Merlin Media’s controlling Investor or, after five years, a private sale to third parties subject to rights of first offer held by the controlling Investor. Emmis will also receive customary registration rights and will be subject to a “drag-along” right of the controlling Investor.
Local Programming and Marketing Agreement
In connection with the transactions, a subsidiary of Merlin Holdings (“LMA Merlin”), Merlin Media and affiliates of Emmis entered into a Local Programming and Marketing Agreement pursuant to which LMA Merlin will commence providing programming and selling advertising at the stations held by Merlin Media within 45 days from the signing date, pending satisfaction of closing conditions including regulatory approvals for closing under the Purchase Agreement. Emmis will retain ownership of the stations during the term of the Local Marketing Agreement and will receive a fee from LMA Merlin of $0.2 million per month.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2011. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.
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

The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2010 and 2011. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2010	% of Total	2011	% of Total
	(Dollars in thousands)
Net revenues:
Local	$36,327	60.3%	$35,166	57.5%
National	8,704	14.5%	9,048	14.8%
Political	344	0.6%	266	0.4%
Publication Sales	3,535	5.9%	3,444	5.6%
Non Traditional	2,622	4.4%	2,956	4.8%
Other	8,677	14.3%	10,266	16.9%

Total net revenues	$60,209		$61,146

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2011, local sales, excluding political revenues, represented approximately 82% and 69% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 58% and 61% of our radio division’s total advertising net revenues for the three months ended May 31, 2010 and 2011, respectively. The automotive industry, representing approximately 9% and 10% of our radio net revenues, is the largest category for our radio division for the three-month periods ended May 31, 2010 and 2011, respectively.
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
The results of our domestic radio operations are heavily dependent on the results of our New York and Los Angeles markets. These markets account for approximately 45% of our domestic radio net revenues. As discussed below, KPWR-FM in Los Angeles exceeded the performance of the overall Los Angeles radio market, but our New York radio cluster trailed the performance of the overall New York radio market.
KPWR-FM in Los Angeles outperformed the overall Los Angeles radio market during the three-month period ended May 31, 2011. For the three-month period ended May 31, 2011, KPWR-FM’s gross revenues were up 3.0%, whereas Miller Kaplan reported that Los Angeles radio market total gross revenues were up 2.7% versus the same period of the prior year.

Our radio cluster in New York trailed the performance of the overall New York radio market during the three-month period ended May 31, 2011. For the three-month period ended May 31, 2011, our New York radio stations’ gross revenues were down 7.6%, whereas Miller Kaplan reported that New York radio market total gross revenues were up 0.4% versus the same period of the prior year.
We outpaced market performance in Los Angeles, St. Louis, Indianapolis and Austin, but lagged market performance in New York and Chicago. Revenue performance in Terre Haute is not measured by Miller Kaplan.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 11 to our condensed consolidated financial statements for a discussion of our pending sale of one of our radio stations in New York and our two radio stations in Chicago.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2011, we have recorded approximately $353.0 in goodwill and FCC licenses, which represents approximately 75% of our total assets.
In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles. Our foreign broadcasting licenses expire during periods ranging from December 2021 to February 2026. While all of our international broadcasting license were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While there is a general expectancy of renewal of radio broadcast licenses in most countries and we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses. We treat our foreign broadcasting licenses as definite-lived intangibles and amortize them over their respective license periods.

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
Results of Operations for the Three-month Period Ended May 31, 2011, Compared to May 31, 2010
Net revenues:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$44,233	$45,370	$1,137	2.6%
Publishing	15,976	15,776	(200)	(1.3)%

Total net revenues	$60,209	$61,146	$937	1.6%

Radio net revenues increased in the three-month period ended May 31, 2011 as compared to the same period of the prior year principally due to improved economic conditions in the markets in which we operate coupled with particularly strong performance by our middle market radio clusters in Indianapolis and Austin. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 2.2% for the three-month period ended May 31, 2011 as compared to the same period of the prior year. Our gross revenues as reported to Miller Kaplan increased 3.0% compared to the prior year. Our gross revenues grew more than the market average in our each of our mid-sized markets (St. Louis, Indianapolis and Austin) and in our Los Angeles market. However, as previously discussed, our gross revenues trailed the market average in Chicago and New York. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the three-month period ended May 31, 2011 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 2.2%, and our minutes sold were up 2.1%.
Publishing net revenues decreased in the three-month period ended May 31, 2011 as compared to the same periods of the prior year as the advertising environment for publications remains challenging. National advertising sales have been stronger than local advertising sales. Consequently, our two largest publications (Texas Monthly and Los Angeles Magazine), which derive a greater percentage of their advertising revenues from national clients, have outperformed our smaller publications, which rely more heavily on advertising from local clients. In addition, Atlanta Magazine and Los Angeles Magazine are celebrating their 50th anniversaries with a number of special events that will help grow revenues.
Station operating expenses, excluding depreciation and amortization expense:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$33,010	$32,988	$(22)	(0.1)%
Publishing	15,867	16,346	479	3.0%

Total station operating expenses, excluding depreciation and amortization expense	$48,877	$49,334	$457	0.9%

Station operating expenses, excluding depreciation and amortization expense, for the three months ended May 31, 2011 were consistent with the prior year for our radio division as reductions in programming costs helped offset increases in healthcare costs and merit raises. Station operating expenses, excluding depreciation and amortization expense, for the three months ended May 31, 2011 for our publishing division increased mainly due to a lease termination payment for the office space of our Texas Monthly publication, coupled with higher paper costs.
We expect that station operating expenses, excluding depreciation and amortization expense, will increase modestly from fiscal 2011.
Corporate expenses, excluding depreciation and amortization expense:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$5,178	$7,335	$2,157	41.7%

Corporate expenses, excluding depreciation and amortization expense, increased in the three-month period ended May 31, 2011 mostly due to costs incurred by the Company associated with the Third Amendment discussed in Note 9 to the accompanying condensed consolidated financial statements. The Company expensed approximately $3.0 million of costs associated with the amendment in the three-month period ended May 31, 2011. In the same period of the prior year, the Company incurred $1.4 million of costs in connection with a potential going private transaction.
Depreciation and amortization:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,918	$1,735	$(183)	(9.5)%
Publishing	132	112	(20)	(15.2)%
Corporate	354	264	(90)	(25.4)%

Total depreciation and amortization	$2,404	$2,111	$(293)	(12.2)%

The decrease in depreciation expense for the three-month period ended May 31, 2011 is attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets.
Operating income:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$9,305	$10,650	$1,345	14.5%
Publishing	(23)	(682)	(659)	2,865.2%
Corporate	(5,532)	(7,599)	(2,067)	(37.4)%

Total operating income:	$3,750	$2,369	$(1,381)	(36.8)%

The decrease in operating income is mostly attributable to the increase in corporate expenses, partially offset by the decrease in depreciation and amortization expense and a modest increase in net revenues as previously discussed.
Interest expense:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Interest expense	$5,680	$7,214	$1,534	27.0%
The increase in interest expense is due to the Third Amendment to our Credit Agreement, which was effective March 29, 2011. Subsequent to the Third Amendment, the interest rate on approximately $182.9 million of our Credit Agreement debt held by Canyon changed from LIBOR + 4% to a minimum of 12.25% per annum. Also in accordance with the Third Amendment, the Company now pays an exit fee upon repayment of a portion of our term loans ranging from 3% to 6% of the balance repaid. The Company is accruing this exit fee over the term of the Extended Term Loans as a component of interest expense.

Loss on debt extinguishment:

	For the three months ended May 31,
	2010	2011	$ Change
	(As reported, amounts in thousands)

Loss on debt extinguishment	$—	$1,478	$1,478
As discussed above, the Extended Term Loans were deemed to be substantially modified in connection with the Third Amendment and the Company wrote-off $1.5 million of existing deferred debt issuance costs related to the Extended Term Loans.
Benefit for income taxes:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Benefit for income taxes	$(1,444)	$(2,742)	$(1,298)	(89.9)%
The Company is recording a valuation allowance for most of its deferred tax assets, including its net operating loss carryforwards. Additionally, during the three-month period ended May 31, 2011, the Company recorded a benefit for income taxes of approximately $0.8 million related to interest rate swap agreements that matured during the period. A full valuation allowance was previously established for the deferred tax asset related to the interest rate swap agreement and was realized during the period. This benefit had previously been recorded in accumulated other comprehensive income (loss) pending the maturity of the swap agreement.
The Company also recorded a benefit from continuing operations to offset the income tax provision recorded in discontinued operations related to the sale of the Flint Peak Tower Site.
(Gain) loss from discontinued operations, net of tax:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

(Gain) loss from discontinued operations, net of tax	$205	$(2,894)	$(3,099)	(1,511.7)%
Our Hungarian radio operations and the operations of our Flint Peak Tower Site have been classified as discontinued operations in the accompanying condensed consolidated statements. The increase in income from discontinued operations, net of tax, mostly relates to the gain on sale of the Flint Peak Tower Site.

Consolidated net loss:

	For the three months ended May 31,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)

Consolidated net loss	$(704)	$(693)	$11	(1.6%)
Consolidated net loss was consistent between periods as the gain from discontinued operations, most of which related to the gain on sale of the Flint Peak Tower Site, coupled with the increase in the benefit for income taxes, were mostly offset by the loss on debt extinguishment, the increase in interest expense and the increase in corporate expenses, all of which are discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.
At May 31, 2011, we had cash and cash equivalents of $7.2 million and net working capital of $12.6 million. At February 28, 2011, we had cash and cash equivalents of $6.1 million and net working capital of $12.1 million. Cash and cash equivalents held at various European banking institutions at February 28, 2011 and May 31, 2011 was $5.8 million and $5.7 million (which includes approximately $1.7 million of cash related to our Slager discontinued operation which is classified as current assets — discontinued operations in the consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.
On June 20, 2011, subsidiaries of Emmis, entered into a purchase agreement with GTCR Merlin Holdings, LLC (“Merlin Holdings”), which will be an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together, the “Investors”), pursuant to which Emmis agreed to sell to the Investors a controlling interest in Merlin Media, LLC (“Merlin Media”), which will own the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233).
Under the purchase agreement, Emmis may elect at closing to receive aggregate cash proceeds in the transaction of between $110 million and $130 million. Upon consummation of the transaction, Emmis will retain equity interests in Merlin Media, the level of which will depend on the aggregate amount of cash proceeds Emmis elects to receive.
The Purchase Agreement contains customary representations, warranties, covenants and indemnities. The proposed transaction is expected to close in the second half of 2011, subject to approval by the Federal Communications Commission and other customary conditions to closing.
In connection with the transaction, Emmis expects to incur approximately $10 million of expenses, principally consisting of severance, state and local taxes, debt redemption premiums, and professional fees. Net cash proceeds will be used to repay a portion of the term loans outstanding under our credit facility.

In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash used in operating activities was $1.3 million for the three-month period ended May 31, 2011 versus $3.0 million in the same period of the prior year. The increase in cash flows from operating activities is mostly due to the receipt of $0.9 million of LMA fees related to KXOS-FM. We did not receive cash LMA fees in the three months ended May 31, 2010 as LMA fees were prepaid for two years in April 2009. The remainder of the variance relates to other general working capital fluctuations.
Investing Activities
Cash provided by investing activities was $4.5 million for the three-month period ended May 31, 2011 versus cash used in investing activities of $0.7 million in the same period of the prior year. During the three-month period ended May 31, 2011, the Company sold its Flint Peak Tower Site for $5.8 million of net cash proceeds. These proceeds are classified as cash provided by discontinued operations in the accompanying condensed consolidated statements of cash flows. Partially offsetting the net cash proceeds on the sale of the Flint Peak Tower Site for the three months ended May 31, 2011 was approximately $1.3 million of capital expenditures. In the prior year, the only substantial use of cash was for $0.6 million of capital expenditures. Investing activities generally include capital expenditures and business acquisitions and dispositions.
We expect capital expenditures related to continuing operations to be approximately $6.3 million in the current fiscal year, compared to $4.2 million in fiscal 2011. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
Cash used in financing activities was $2.5 million for the three-month period ended May 31, 2011, versus cash provided by financing activities of $3.8 million in the same period of the prior year. Cash used in financing activities in the three-month period ended May 31, 2011 primarily relates to the net debt repayments of $0.5 million under our Credit Agreement, $0.5 million of debt related costs incurred in connection with the Third Amendment to the Credit Agreement, and $1.4 million used to pay distributions to noncontrolling interests.
Cash provided by financing activities for the three-month period ended May 31, 2010 primarily relates to the $5.2 million of net borrowings of debt under our Credit Agreement partially offset by $1.3 million used to pay cash distributions to noncontrolling interests ($0.4 million of which is related to Slager and thus classified as discontinued operations).
As of May 31, 2011, Emmis had $330.5 million of borrowings under the Credit Agreement ($3.2 million current and $327.3 million long-term) and $140.5 million of Preferred Stock outstanding. Approximately $179.3 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum is to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2011, our weighted average borrowing rate under our Credit Agreement was approximately 8.7%.

The debt service requirements of Emmis over the next twelve-month period are expected to be $3.2 million for repayment of term notes under our Credit Agreement and a minimum of $22.0 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of May 31, 2011, cumulative preferred dividends in arrears total $23.6 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The Company has received nominations for these director positions for the 2012 annual meeting of shareholders expected to be held in July 2011. The Third Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
At July 7, 2011, we had $6.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2011. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 11 to our condensed consolidated financial statements for a discussion of our pending sale of one of our radio stations in New York and our two radio stations in Chicago.
Intangibles
Approximately 75% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from December 2021 to February 2026. While all of our international broadcasting license were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses.

Regulatory, Legal and Other Matters
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.
On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Distressed Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Media Holdings, LLC (collectively, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the Litigation. Emmis has agreed to initially invest up to $0.2 million in support of the prosecution of JS Acquisition’s claim in exchange for first recoupment of 150% of the amount invested from any JS Acquisition recovery. The investment by Emmis, which is currently included in deposits and other in the accompanying consolidated balance sheets, was unanimously approved by Emmis’ Board of Directors, including all of its independent directors. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Emmis believes the Alden claims are without merit. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934.
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
On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We continue to explore European Union and international arbitration fora as we believe the award of the license by the ORTT to the other bidder violated Hungarian law and various bilateral investment treaties.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2011 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
During the three-month period ended May 31, 2011, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There was, however, withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended May 31, 2011:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
March 1, 2011 - March 31, 2011	46,469	1.14	—	$36,150,565
April 1, 2011 - April 30, 2011	—	N/A	—	$36,150,565
May 1, 2011 - May 31, 2011	—	N/A	—	$36,150,565

	46,469		—

Item 3.	Defaults Upon Senior Securities
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of May 31, 2011, cumulative preferred dividends in arrears total $23.6 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends have remain unpaid for more than six quarters, the holders of the Preferred Stock are entitled to elect two persons to our board of directors. The Company has received nominations for these director positions for the 2011 annual meeting of shareholders expected to be held in July 2011.

Item 6.	Exhibits
(a) Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

2.1
Purchase Agreement, dated June 20, 2011, by and among Emmis Operating Company, Emmis Radio, LLC, Emmis Radio License, LLC, Emmis Radio Holding Corporation, Emmis Radio Holding II Corporation, GTCR Merlin Holdings, LLC and Benjamin L. Homel, incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K/A filed June 24, 2011.

2.2
Merlin Media, LLC Second Amended and Restated Limited Liability Company Agreement, to be dated as of the Closing Date under the Purchase Agreement by and among Emmis Operating Company, Emmis Radio, LLC, Emmis Radio License, LLC, Emmis Radio Holding Corporation, Emmis Radio Holding II Corporation, GTCR Merlin Holdings, LLC and Benjamin L. Homel, incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K/A filed June 24, 2011.

3.1
Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed June 3, 2011.

10.1
Employment Agreement dated as of March 1, 2011, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2011.++

10.2
Backstop Letter Agreement dated as of March 27, 2011 among Emmis Operating Company, Emmis Communications Corporation and Canyon Capital Advisors, LLC incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2011.

10.3	Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2011.

10.4
Local Programming and Marketing Agreement, dated as of June 20, 2011, by and among Emmis Radio, LLC, Emmis Radio License, LLC, Merlin Media, LLC and LMA Merlin Media, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed June 24, 2011.

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

EMMIS COMMUNICATIONS CORPORATION
Date: July 13, 2011	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer