Form 10-Q
period 2011-08-31
EMMIS COMMUNICATIONS CORP
filed 2011-10-13
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
EMMIS COMMUNICATIONS CORPORATION
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 6, 2011, was:

33,495,861	Shares of Class A Common Stock, $.01 Par Value
4,722,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended August 31, 2010 and 2011	4

Condensed Consolidated Balance Sheets as of February 28, 2011 and August 31, 2011	5

Condensed Consolidated Statement of Changes in Deficit for the six-month period ended August 31, 2011	7

Condensed Consolidated Statements of Cash Flows for the six-month periods ended August 31, 2010 and 2011	8

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 6. Exhibits	42

Signatures	44

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2011	2010	2011
NET REVENUES	$66,709	$64,621	$126,918	$125,767
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,020, $1,828, $4,070 and $3,675, respectively	51,367	52,149	100,244	101,483
Corporate expenses excluding depreciation and amortization expense of $346, $282, $700 and $546, respectively	4,697	2,969	9,875	10,304
Depreciation and amortization	2,366	2,110	4,770	4,221
Loss on sale of assets	—	817	—	814

Total operating expenses	58,430	58,045	114,889	116,822

OPERATING INCOME	8,279	6,576	12,029	8,945

OTHER EXPENSE:
Interest expense	(5,209)	(8,210)	(10,889)	(15,424)
Loss on debt extinguishment	—	—	—	(1,478)
Other income (expense), net	(93)	348	(106)	342

Total other expense	(5,302)	(7,862)	(10,995)	(16,560)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	2,977	(1,286)	1,034	(7,615)

PROVISION FOR INCOME TAXES	1,692	3,232	248	490

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,285	(4,518)	786	(8,105)

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(10)	104	195	(2,790)

CONSOLIDATED NET INCOME (LOSS)	1,295	(4,622)	591	(5,315)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,225	1,392	2,058	2,744

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	70	(6,014)	(1,467)	(8,059)

PREFERRED STOCK DIVIDENDS	2,408	2,563	4,780	5,086

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,338)	$(8,577)	$(6,247)	$(13,145)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2011	2010	2011

Amounts attributable to common shareholders:
Continuing operations	$(2,380)	$(8,501)	$(6,329)	$(15,984)
Discontinued operations	42	(76)	82	2,839

Net loss attributable to common shareholders	$(2,338)	$(8,577)	$(6,247)	$(13,145)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.06)	$(0.22)	$(0.17)	$(0.42)
Discontinued operations, net of tax	—	—	—	0.08

Net loss attributable to common shareholders	$(0.06)	$(0.22)	$(0.17)	$(0.34)

Basic weighted average common shares outstanding	37,844	38,210	37,782	38,205

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.06)	$(0.22)	$(0.17)	$(0.42)
Discontinued operations, net of tax	—	—	—	0.08

Net loss attributable to common shareholders	$(0.06)	$(0.22)	$(0.17)	$(0.34)

Diluted weighted average common shares outstanding	37,844	38,210	37,782	38,205
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		August 31,
	February 28,	2011
	2011	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,068	$9,578
Accounts receivable, net	38,930	40,049
Prepaid expenses	13,615	14,434
Other current assets	2,329	1,851
Current assets — discontinued operations	2,063	1,872

Total current assets	63,005	67,784

PROPERTY AND EQUIPMENT, NET	44,816	42,877
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	328,796	328,796
Goodwill	24,175	24,175
Other intangibles, net	2,689	2,116

Total intangible assets	355,660	355,087

OTHER ASSETS, NET	8,051	5,426
NONCURRENT ASSETS — DISCONTINUED OPERATIONS	945	21

Total assets	$472,477	$471,195

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		August 31,
	February 28,	2011
	2011	(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,815	$10,762
Current maturities of long-term debt	3,293	3,205
Accrued salaries and commissions	9,757	7,759
Accrued interest	3,147	4,948
Deferred revenue	18,595	18,537
Other current liabilities	5,409	4,653
Current liabilities — discontinued operations	854	675

Total current liabilities	50,870	50,539

LONG-TERM DEBT, NET OF CURRENT MATURITIES	327,704	330,072

OTHER NONCURRENT LIABILITIES	14,018	14,363

DEFERRED INCOME TAXES	81,411	84,520

Total liabilities	474,003	479,494

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 10,000,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2011 AND AUGUST 31, 2011	140,459	140,459

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 33,499,770 shares at February 28, 2011 and 33,495,861 shares at August 31, 2011	335	335
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 28, 2011 and August 31, 2011, respectively	47	47
Additional paid-in capital	528,786	529,182
Accumulated deficit	(720,693)	(728,752)
Accumulated other comprehensive income	1,776	2,140

Total shareholders’ deficit	(189,749)	(197,048)

NONCONTROLLING INTERESTS	47,764	48,290

Total deficit	(141,985)	(148,758)

Total liabilities and deficit	$472,477	$471,195

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Deficit

BALANCE, FEBRUARY 28, 2011	33,499,770	$335	4,722,684	$47	$528,786	$(720,693)	$1,776	$47,764	$(141,985)

Issuance of Common Stock to employees and officers and related income tax benefits	(3,909)				396				396
Payments of dividends and distributions to noncontrolling interests								(2,263)	(2,263)

Comprehensive Loss:
Net income (loss)						(8,059)		2,744
Change in value of derivative instrument and related income tax effects							(489)
Cumulative translation adjustment							853	45
Total comprehensive loss	—	—	—	—	—	—	—	—	(4,906)

BALANCE, AUGUST 31, 2011	33,495,861	$335	4,722,684	$47	$529,182	$(728,752)	$2,140	$48,290	$(148,758)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$591	$(5,315)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities —
Discontinued operations	195	(2,790)
Depreciation and amortization	5,362	4,606
Accretion of debt extinguishment premium	—	1,262
Loss on debt extinguishment	—	1,478
Provision for bad debts	317	217
Provision for deferred income taxes	861	315
Noncash compensation	1,109	515
Loss on sale of assets	—	814
Changes in assets and liabilities —
Accounts receivable	(4,373)	(1,168)
Prepaid expenses and other current assets	570	(227)
Other assets	(300)	(108)
Accounts payable and accrued liabilities	401	705
Deferred revenue	(2,195)	(58)
Income taxes	(269)	(74)
Other liabilities	(1,464)	(1,241)
Net cash provided by (used in) operating activities — discontinued operations	1,844	(69)

Net cash provided by (used in) operating activities	2,649	(1,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,600)	(2,406)
Proceeds from the sale of property and equipment	—	160
Distributions from and proceeds from sale of equity investments	18	1,280
Net cash provided by (used in) investing activities — discontinued operations	(144)	5,797

Net cash provided by (used in) investing activities	(1,726)	4,831

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(8,694)	(10,719)
Proceeds from long-term debt	11,000	13,000
Debt-related costs	—	(553)
Payments of dividends and distributions to noncontrolling interests	(1,496)	(2,263)
Settlement of tax withholding obligations on stock issued to employees	(82)	(74)
Net cash used in financing activities — discontinued operations	(386)	—

Net cash provided by (used in) financing activities	342	(609)

Effect of exchange rates on cash and cash equivalents	(623)	426

INCREASE IN CASH AND CASH EQUIVALENTS	642	3,510

CASH AND CASH EQUIVALENTS:
Beginning of period	6,814	6,068

End of period	$7,456	$9,578

SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$11,343	$11,977
Income taxes, net of refunds	334	923

Noncash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,088	470
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2011
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2011, and the results of its operations and cash flows for the three-month and six-month periods ended August 31, 2010 and 2011.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2010 and 2011, consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. We currently have 2.8 million shares of preferred stock outstanding and each share converts into 2.44 shares of common stock. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2011	2010	2011
	(shares in 000’s)		(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	6,854	6,854	6,854	6,854
Stock options and restricted stock awards	7,597	7,565	7,445	7,522

Antidilutive common share equivalents	14,451	14,419	14,299	14,376

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
Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2010	2011	2010	2011

Net revenues	$13	$—	$20	$7
Station operating expenses, excluding depreciation and amortization expense	149	155	576	245
Other income	96	53	259	148
Loss before income taxes	(40)	(102)	(297)	(90)
Loss attributable to minority interests	32	28	277	49
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
The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2010	2011	2010	2011

Net revenues	$137	$—	$268	$59
Station operating expenses, excluding depreciation and amortization expense	36	2	62	51
Depreciation and amortization	17	—	34	7
Gain on sale of assets	—	—	—	4,882
Income (loss) before income taxes	84	(2)	172	4,883
Provision for income taxes	34	—	70	2,003

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2011		As of August 31, 2011
		Flint Peak Tower		Flint Peak Tower
	Slager	Site and Other	Slager	Site and Other
Current assets:
Cash and cash equivalents	$1,658	$—	$1,455	$—
Accounts receivable, net	63	—	—	—
Other	342	—	417	—

Total current assets	2,063	—	1,872	—

Noncurrent assets:
Property and equipment, net	—	925	—	—
Other noncurrent assets	20	—	21	—

Total noncurrent assets	20	925	21	—

Total assets	$2,083	$925	$1,893	$—

Current liabilities:
Accounts payable and accrued expenses	$723	$111	$581	$94
Deferred revenue	—	20	—	—

Total current liabilities	$723	$131	$581	$94

Local Programming and Marketing Agreement Fees
The Company from time to time enters into local programming and marketing agreements (“LMAs”) in connection with acquisitions or dispositions of radio stations, pending regulatory approval of transfer of the FCC licenses. In such cases where the Company enters into an LMA in connection with a disposition, the Company generally receives specified periodic payments in exchange for the counterparty receiving the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. Nevertheless, as the holder of the FCC license, the Company retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.
On June 20, 2011, Emmis entered into an LMA for WRXP-FM in New York, WKQX-FM in Chicago and WLUP-FM in Chicago with LMA Merlin Media LLC. The LMA for these stations started on July 15, 2011 and terminated upon the sale of these stations on September 1, 2011 (see Note 11 for more discussion of the sale of the stations). Emmis continues to operate KXOS-FM pursuant to an LMA with Grupo Radio Centro, S.A.B. de C.V, a Mexican broadcasting company.
LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, for the three-month and six-month periods ended August 31, 2011 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2010	2011	2010	2011

Grupo Radio Centro LMA	$1,750	$1,750	$3,500	$3,500
Merlin Media LMA	—	310	—	310

Total	1,750	2,060	3,500	3,810

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
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2010 and 2011:

	Six Months Ended August 31,
	2010	2011
Risk-Free Interest Rate:	2.9%	1.8% – 2.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.5	6.0
Expected Volatility:	98.9%	110.2% – 110.9%
The following table presents a summary of the Company’s stock options outstanding at August 31, 2011, and stock option activity during the six months ended August 31, 2011 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,515,491	$9.26
Granted	808,536	1.12
Exercised (1)	—	—
Forfeited	31,500	0.72
Expired	985,106	18.11

Outstanding, end of period	8,307,421	7.45	5.5	$752
Exercisable, end of period	4,812,293	12.33	3.5	$16

(1)	No options were exercised during the six months ended August 31, 2010 or 2011; thus, the Company did not record an income tax benefit related to option exercises.
The weighted average grant date fair value of options granted during the three months ended August 31, 2010 and 2011, was $0.73 and $0.93, respectively.

A summary of the Company’s nonvested options at August 31, 2011, and changes during the six months ended August 31, 2011, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	2,946,661	$0.50
Granted	808,536	0.93
Vested	228,569	1.28
Forfeited	31,500	0.51

Nonvested, end of period	3,495,128	0.55
There were 3.9 million shares available for future grants under the Company’s various equity plans at August 31, 2011. The vesting dates of outstanding options at August 31, 2011 range from September 2011 to July 2014, and expiration dates range from March 2012 to July 2021.
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
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2011, and restricted stock activity during the six months ended August 31, 2011 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	174,956	$3.37
Granted	17,560	1.03
Vested (restriction lapsed)	166,176	3.51
Forfeited	—	—

Grants outstanding, end of year	26,340	0.91

The total grant date fair value of shares vested during the six months ended August 31, 2010 and 2011 was $2.0 million and $0.6 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three and six months ended August 31, 2010 and 2011:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2010	2011	2010	2011

Station operating expenses	$87	$48	$518	$128
Corporate expenses	279	185	591	387

Stock-based compensation expense included in operating expenses	366	233	1,109	515
Tax benefit	—	—	—	—

Recognized stock-based compensation expense, net of tax	$366	$233	$1,109	$515

As of August 31, 2011, there was $0.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.
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
The carrying amounts of the Company’s FCC licenses were $328.8 million as of February 28, 2011 and August 31, 2011. This amount is entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended August 31, 2011, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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

Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2011, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
As of February 28, 2011 and August 31, 2011, the carrying amount of the Company’s goodwill was $24.2 million. As of February 28, 2011 and August 31, 2011 approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.
Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2011 and August 31, 2011:

		February 28, 2011			August 31, 2011
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	9.6	$8,716	$6,331	$2,385	$8,716	$6,881	$1,835
Trademarks	13.5	749	478	271	749	490	259
Favorable Office Leases	1.0	688	655	33	688	666	22

TOTAL		$10,153	$7,464	$2,689	$10,153	$8,037	$2,116

Total amortization expense from definite-lived intangibles for the three months ended August 31, 2010 and 2011, was $0.3 million in each period. Total amortization expense from definite-lived intangibles for the six months ended August 31, 2010 and 2011, was $0.6 million in each period. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2012	$692
2013	225
2014	210
2015	209
2016	209
In May 2011, Emmis was granted an extension of its broadcasting license in Slovakia, which now expires in February 2021. Emmis was also awarded an option for an additional eight year extension. The remaining carrying value of the broadcasting license in Slovakia is being amortized over the initial eight-year term that expires in February 2021.
Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $6.4 million at August 31, 2011. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2012.
Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. The Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of August 31, 2011. Our Liquidity (as defined in the Credit Agreement) as of August 31, 2011 was $11.1 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of August 31, 2011 was as follows:

	As of August 31, 2011
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$25,000	$29,837
Note 5. Derivative Instruments and Hedging Activities
As of August 31, 2011, the Company has no outstanding interest rate derivatives. The discussion below describes the Company’s interest rate derivatives that matured during the periods presented.

1	As defined in the Credit Agreement

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three or six months ended August 31, 2010 and 2011. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.
In March 2007, the Company entered into a three-year interest rate exchange agreement (a “Swap”), whereby the Company paid a fixed rate of 4.795% on $165 million of notional principal to Bank of America, and Bank of America paid to the Company a variable rate on the same amount of notional principal based on the three-month London Interbank Offered Rate (“LIBOR”). This swap matured in March 2010, at which time the Company recognized a $2.0 million tax benefit that had previously been recorded in accumulated other comprehensive income. In March 2008, the Company entered into an additional three-year Swap, whereby the Company paid a fixed rate of 2.964% on $100 million of notional principal to Deutsche Bank, and Deutsche Bank paid to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. In January 2009, the Company entered into an additional two-year Swap effective as of March 28, 2009, whereby the Company paid a fixed rate of 1.771% on $75 million of notional principal to Deutsche Bank, and Deutsche Bank paid to the Company a variable rate on the same amount of notional principal based on the three-month LIBOR. The two swaps with Deutsche Bank matured in March 2011, at which time the Company recognized a $0.8 million tax benefit that had previously been recorded in accumulated other comprehensive income.
The Company does not use derivatives for trading or speculative purposes.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2011. The accumulated other comprehensive income balance related to our derivative instruments at February 28, 2011 was $489. The fair values of the derivative instruments was estimated by obtaining quotations from the financial institution that were the counterparty to the instruments. The fair value was an estimate of the net amount that the Company would have been required to pay on February 28, 2011, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below. As discussed above, the derivative instruments matured in March 2011, thus no amounts related to derivative instruments remain on the condensed consolidated balance sheets as of August 31, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2011		As of August 31, 2011		As of February 28, 2011		As of August 31, 2011
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	—	N/A	—	Other Current Liabilities	297	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$297		$—

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months and six months ended August 31, 2010 and 2011.

	For the Three Months Ended August 31,
						Location of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Amount of Gain or (Loss)
			(Loss) Reclassified			Derivative (Ineffective	Recognized in Income on Derivative
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss)		Portion and Amount	(Ineffective Portion and Amount
Derivatives in Cash Flow	Recognized in OCI on Derivative		OCI into Income	Reclassified from Accumulated OCI		Excluded from	Excluded from Effectiveness
Hedging Relationships	(Effective Portion)		(Effective Portion)	into Income (Effective Portion)		Effectiveness Testing)	Testing)
	2010	2011		2010	2011		2010	2011

Interest Rate Swap Agreements	$(551)	$—	Interest expense	$(892)	$(297)	N/A	$—	$—

Total	$(551)	$—		$(892)	$(297)		$—	$—

				For the Six Months Ended August 31,
						Location of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Amount of Gain or (Loss)
			(Loss) Reclassified			Derivative (Ineffective	Recognized in Income on Derivative
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss)		Portion and Amount	(Ineffective Portion and Amount
Derivatives in Cash Flow	Recognized in OCI on Derivative		OCI into Income	Reclassified from Accumulated OCI		Excluded from	Excluded from Effectiveness
Hedging Relationships	(Effective Portion)		(Effective Portion)	into Income (Effective Portion)		Effectiveness Testing)	Testing)
	2010	2011		2010	2011		2010	2011

Interest Rate Swap Agreements	$(395)	$—	Interest expense	$(2,469)	$(297)	N/A	$—	$—

Total	$(395)	$—		$(2,469)	$(297)		$—	$—

Credit-risk-related Contingent Features
The Company managed its counterparty risk by entering into derivative instruments with global financial institutions where it believed the risk of credit loss resulting from nonperformance by the counterparty is low. The Company’s counterparty on its outstanding interest rate swaps was Deutsche Bank.
In accordance with ASC Topic 820, the Company made Credit Value Adjustments (CVAs) to adjust the valuation of derivatives to account for our own credit risk with respect to all derivative liability positions. The CVA was accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in accumulated other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounted for nonperformance risk of our counterparty in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2011 , the fair value of our derivative instruments was net of less than $0.1 million in CVAs.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2011 and August 31, 2011. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of August 31, 2011
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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Six Months Ended
	August 31, 2010		August 31, 2011
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$4,068	$189	$297
Realized losses included in earnings	—	(2,469)	—	(297)
Changes in other comprehensive income	—	395	—	—

Ending Balance	$452	$1,994	$189	$—

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
During the three months and six months ended August 31, 2011, there were no adjustments to the fair value of these assets as there were no indicators that would have required interim testing.
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
• Credit Agreement debt: As of February 28, 2011 and August 31, 2011, the fair value of the Company’s Credit Agreement debt as of those dates was $311.1 million and $320.5 million, respectively, while the carrying value was $331.0 million and $333.3 million, respectively. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded. The Extended Term Loans are not actively traded (see Note 9 for more discussion of the Extended Term Loans). The Company believes that the current carrying value of the Extended Term Loans approximates its fair value.

• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2011 and August 31, 2011, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $49.2 million and $41.6 million, respectively, while the carrying value was $140.5 million for both periods.
Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) was comprised of the following for the three months and six months ended August 31, 2010 and 2011:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2011	2010	2011
Consolidated net income (loss)	$1,295	$(4,622)	$591	$(5,315)
Comprehensive income (loss), net of tax:
Change in fair value of derivatives	340	—	81	(489)
Translation adjustment	(1,321)	464	(1,728)	898

Comprehensive income (loss)	$314	$(4,158)	$(1,056)	$(4,906)
Less: Comprehensive income attributable to noncontrolling interests	(992)	(1,468)	(1,766)	(2,789)

Comprehensive loss attributable to the Company	$(678)	$(5,626)	$(2,822)	$(7,695)

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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of February 28,	As of August 31,
	2010	2011	2010	2011	2011	2011
Continuing Operations:
Slovakia	$3,167	$3,246	$6,226	$5,918	$7,521	$7,535
Bulgaria	407	363	720	618	778	705

Discontinued Operations (see Note 1):
Hungary	$13	$—	$20	$7	$20	$21

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2011, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
August 31, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$50,028	$14,593	$—	$64,621
Station operating expenses, excluding depreciation and amortization	37,779	14,370	—	52,149
Corporate expenses, excluding depreciation and amortization	—	—	2,969	2,969
Depreciation and amortization	1,710	118	282	2,110
Loss on sale of assets	793	24	—	817

Operating income (loss)	$9,746	$81	$(3,251)	$6,576

Three Months Ended
August 31, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$51,572	15,137	$—	$66,709
Station operating expenses, excluding depreciation and amortization	37,041	14,326	—	51,367
Corporate expenses, excluding depreciation and amortization	—	—	4,697	4,697
Depreciation and amortization	1,892	128	346	2,366

Operating income (loss)	$12,639	683	$(5,043)	$8,279

Six Months Ended
August 31, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$95,398	$30,369	$—	$125,767
Station operating expenses, excluding depreciation and amortization	70,767	30,716	—	101,483
Corporate expenses, excluding depreciation and amortization	—	—	10,304	10,304
Depreciation and amortization	3,445	230	546	4,221
Loss on sale of assets	790	24	—	814

Operating income (loss)	$20,396	$(601)	$(10,850)	$8,945

Six Months Ended
August 31, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$95,805	$31,113	$—	$126,918
Station operating expenses, excluding depreciation and amortization	70,051	30,193	—	100,244
Corporate expenses, excluding depreciation and amortization	—	—	9,875	9,875
Depreciation and amortization	3,810	260	700	4,770

Operating income (loss)	$21,944	$660	$(10,575)	$12,029

	As of February 28, 2011
	Radio	Publishing	Corporate	Consolidated
Assets – continuing operations	$404,302	$38,299	$26,868	$469,469
Assets – discontinued operations	3,008	—	—	3,008

Total assets	$407,310	$38,299	$26,868	$472,477

	As of August 31, 2011
	Radio	Publishing	Corporate	Consolidated
Assets – continuing operations	$405,686	$36,337	$27,279	$469,302
Assets – discontinued operations	1,893	—	—	1,893

Total assets	$407,579	$36,337	$27,279	$471,195

Note 9. Credit Agreement Amendment
On March 29, 2011, ECC and its principal operating subsidiary, Emmis Operating Company (“EOC” and the “Borrower”) entered into the Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amendment”), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement.
Among other things, the Third Amendment provides that (i) the leverage ratio and fixed charge covenants will not apply to any amounts outstanding under the Credit Agreement until November 30, 2012, at which time they will be set at 5.0x and 1.15x for the life of the Credit Agreement and from November 30, 2011 through August 31, 2012 there will be a minimum Consolidated EBITDA (as defined in the Credit Agreement) test of $25.0 million per rolling four quarter test period, (ii) the requirement that annual audits be certified without qualification will be waived for the fiscal years ending February 2011 and 2012, (iii) the ability of Emmis to engage in certain activities or transactions, including the payment of dividends, the incurrence of indebtedness and the ability to invest certain proceeds including from asset sales will be further restricted or prohibited and (iv) the terms of the existing Tranche B Term Loans held or purchased on or prior to the date of the Third Amendment by funds or accounts managed by Canyon Capital Advisors LLC (“Canyon”), are amended into an amended tranche of term loans with an extended maturity date of November 1, 2014. The total amount of Tranche B Term Loans outstanding as of March 29, 2011 was $329.0 million, and the amount of such term loans that Canyon amended into extended term loans was approximately $182.9 million (the “Extended Term Loans”). The pricing on the Extended Term Loans is based on Emmis’ election on the following pricing grid:

Cash Portion	Paid-in-Kind Portion
7.50%	7.00%
7.75%	6.50%
8.00%	6.00%
8.25%	5.50%
8.50%	5.00%
8.75%	4.50%
9.00%	4.00%
9.25%	3.50%
9.50%	3.00%
9.75%[1]	2.50%[1]
Prior to the entry into the Third Amendment, Emmis entered into a backstop letter agreement, dated March 27, 2011, with Canyon (the “Backstop Letter Agreement”), pursuant to which Canyon agreed to consent to the Third Amendment and to purchase loans necessary to provide the required Lenders’ consent to the Third Amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon will receive an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the repayment of Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011. The Company is accreting the estimated exit fee due to Canyon over the estimated life of the Extended Term Loans. For the three-month and six-month periods ended August 31, 2011, accretion of the exit fee totaled $0.7 million and $1.3 million, respectively, and is included in the accompanying condensed consolidated statements of operations as interest expense. The exit fee liability is included in the condensed consolidated balance sheets in the other noncurrent liabilities.
The Third Amendment contains other terms and conditions customary for financing arrangements of this nature.
Subsequent to the execution of the Third Amendment on March 29, 2011, the maturity dates of the original term loan and revolver remain unchanged, but the term loans held by Canyon have been extended to November 1, 2014. The contractual future amortization schedule for the Credit Agreement subsequent to the execution of the Third Amendment, based upon amounts outstanding at August 31, 2011 is as follows:

		Amortization of	Amortization of
Year Ended	Revolver	Term Loans	Term Loans	Total
February 28 (29),	Amortization	Held by Canyon	Held by Others	Amortization
2012	—	1,332	1,065	2,397
2013	13,000	1,761	1,406	16,167
2014	—	1,742	139,787	141,529
2015	—	173,182	—	173,182

Total	$13,000	$178,017	$142,258	$333,275

The Company recognized a $1.5 million loss on debt extinguishment related to the write-off of existing deferred debt issuance costs related to the Extended Term Loans. The Company incurred approximately $3.4 million of professional fees associated with the Third Amendment. The Company capitalized approximately $0.4 million of these costs as debt issuance costs, which are being amortized over the life of the Extended Term Loans. The remaining $3.0 million of these costs were expensed as a component of corporate expenses in the six-month period ended August 31, 2011.

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
On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition LLC for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Distressed Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Media Holdings, LLC (collectively, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the Litigation. Emmis has agreed to initially invest up to $0.2 million in support of the prosecution of JS Acquisition’s claim in exchange for first recoupment of 150% of the amount invested from any JS Acquisition recovery. The investment by Emmis, which is currently included in other assets, net in the accompanying condensed consolidated balance sheets, was unanimously approved by Emmis’ Board of Directors, including all of its independent directors. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Alden’s suit against each of the directors was dismissed on July 14, 2011. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934.
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
Note 11. Subsequent Event
On September 1, 2011, the Company completed the disposition of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owns the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233). The Company received gross sale proceeds of $130 million in the transaction, and has incurred or expects to incur approximately $9.8 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.
On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).

In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company has retained preferred equity and common equity interests in Merlin Media, the terms of which are governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represent 20.6% of the initial outstanding common equity interests of Merlin Media and are subject to dilution if the Company fails to participate pro rata in future capital calls. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company are junior to non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to a $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations.
Under the LLC Agreement, the Company is entitled initially to appoint one out of five members of Merlin Media’s board of managers and has limited consent rights with respect to specified transactions. The Company has no obligation to make ongoing capital contributions to Merlin Media, but as noted above is subject to dilution if it fails to participate pro rata in future capital calls.
Merlin Media is a private company and the Company will have limited ability to sell its interests in Merlin Media, except pursuant to customary tag-along rights with respect to sales by Merlin Media’s controlling Investor or, after five years, in a private sale to third parties subject to rights of first offer held by the controlling Investor. The Company has customary registration rights and is subject to a “drag-along” right of the controlling Investor.
On September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a discretionary bonus of $1.7 million to certain employees that were key participants in the Merlin Media transaction. The discretionary bonus will be reflected in corporate expenses, excluding depreciation and amortization expense during the three-month period ending November 30, 2011.
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
The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2010 and 2011. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2010	%of Total	2011	%of Total	2010	%of Total	2011	%of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$35,914	53.8%	$33,185	51.4%	$72,241	56.9%	$68,351	54.3%
National	9,029	13.5%	8,993	13.9%	17,733	14.0%	18,041	14.3%
Political	253	0.4%	85	0.1%	597	0.5%	351	0.3%
Publication Sales	2,725	4.1%	2,626	4.1%	6,260	4.9%	6,070	4.8%
Non Traditional	8,761	13.1%	9,048	14.0%	11,383	9.0%	12,004	9.5%
Other	10,027	15.1%	10,684	16.5%	18,704	14.7%	20,950	16.8%

Total net revenues	$66,709		$64,621		$126,918		$125,767

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the six-month period ended August 31, 2011, local sales, excluding political revenues, represented approximately 82% and 66% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 59% and 61% of our radio division’s total advertising net revenues for the six–month periods ended August 31, 2010 and 2011, respectively. The automotive industry, representing approximately 10% of our radio net revenues, is the largest category for our radio division for the six-month periods ended August 31, 2010 and 2011, respectively.
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
Along with the rest of the radio industry, the majority of our stations have deployed HD Radio®. HD Radio® offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. To make the rollout of HD Radio® more efficient, a consortium of broadcasters representing a majority of the radio stations in nearly all of our markets have agreed to work together in each radio market to ensure the most diverse consumer offering possible and to accelerate the rollout of HD Radio® receivers, particularly in automobiles. In addition to offering secondary channels, the HD Radio® spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. It is unclear what impact HD Radio® will have on the markets in which we operate.

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
KPWR-FM in Los Angeles outperformed the overall Los Angeles radio market during the three-month period ended August 31, 2011. For the three-month period ended August 31, 2011, KPWR-FM’s gross revenues were up 12.0%, whereas Miller Kaplan reported that Los Angeles radio market total gross revenues were up 1.2% versus the same period of the prior year.
Our radio cluster in New York trailed the performance of the overall New York radio market during the three-month period ended August 31, 2011. For the three-month period ended August 31, 2011, our New York radio stations’ gross revenues, excluding WRXP-FM which was operated pursuant to a Local Marketing Agreement with Merlin Media LLC for a portion of the quarter, were up 0.4%, whereas Miller Kaplan reported that New York radio market total gross revenues were up 3.2% versus the same period of the prior year.
We exceeded market performance in Los Angeles, Indianapolis and Austin, but trailed market performance in New York and St. Louis. Revenue performance in Terre Haute is not measured by Miller Kaplan.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 11 to our condensed consolidated financial statements for a discussion of the sale of one of our radio stations in New York and our two radio stations in Chicago.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2011, we have recorded approximately $353.0 in goodwill and FCC licenses, which represents approximately 75% of our total assets.
In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. We consider our FCC licenses to be indefinite-lived intangibles. Our foreign broadcasting licenses expire during periods ranging from February 2021 to February 2026. While all of our international broadcasting licenses were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While there is a general expectancy of renewal of radio broadcast licenses in most countries and we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses. We treat our foreign broadcasting licenses as definite-lived intangibles and amortize them over their respective license periods.
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
Results of Operations for the Three-month and Six-Month Periods Ended August 31, 2011, Compared to August 31, 2010
Net revenues:

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$51,572	$50,028	$(1,544)	(3.0)%	$95,805	$95,398	$(407)	(0.4)%
Publishing	15,137	14,593	(544)	(3.6)%	31,113	30,369	(744)	(2.4)%

Total net revenues	$66,709	$64,621	$(2,088)	(3.1)%	$126,918	$125,767	$(1,151)	(0.9)%

Radio net revenues decreased in the three-month and six month periods ended August 31, 2011 as compared to the same period of the prior year principally due to the July 15, 2011 commencement of a Local Marketing Agreement related to our two stations in Chicago and one in New York with Merlin Media LLC. During the time these stations were operated pursuant to the Local Marketing Agreement (“LMA”), Emmis recorded, as net revenue, a $0.2 million monthly LMA fee, but did not record advertising sales during this period. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 2.2% for the six-month period ended August 31, 2011 as compared to the same period of the prior year. Excluding the stations operating under LMA’s, our gross revenues as reported to Miller Kaplan increased 3.8% compared to the prior year. Our gross revenues exceeded the market average in Los Angeles, Indianapolis and Austin. However, as previously discussed, our gross revenues trailed the market average in New York and St. Louis. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the six-month period ended August 31, 2011 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 7.5%, and our minutes sold were down 3.7%.
Publishing net revenues decreased in the three-month and six-month periods ended August 31, 2011 as compared to the same periods of the prior year as the local advertising environment for publications remains challenging. National advertising sales have continued to be stronger than local advertising sales.

Station operating expenses, excluding depreciation and amortization expense:

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$37,041	$37,779	$738	2.0%	$70,051	$70,767	$716	1.0%
Publishing	14,326	14,370	44	0.3%	30,193	30,716	523	1.7%

Total station operating expenses, excluding depreciation and amortization expense	$51,367	$52,149	$782	1.5%	$100,244	$101,483	$1,239	1.2%

Station operating expenses, excluding depreciation and amortization expense, for the three months and six months ended August 31, 2011 were up approximately $0.7 million for our radio division. In connection with the commencement of the LMA for our two stations in Chicago and one station in New York, we incurred severance and other transaction related costs during the quarter ended August 31, 2011 of approximately $3.3 million. These costs were mostly offset by a reduction in ongoing operating costs for the three stations as Merlin Media LLC bore most of the operating costs of the stations commencing with the July 15, 2011 LMA starting date. Station operating expenses, excluding depreciation and amortization expense, for the six-months ended August 31, 2011 for our publishing division include a lease termination payment of $0.3 million related to the office space of our Texas Monthly publication.
Corporate expenses, excluding depreciation and amortization expense:

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$4,697	$2,969	$(1,728)	(36.8)%	$9,875	$10,304	$429	4.3%
During the three months and six months ended August 31, 2010, the company incurred approximately $1.7 million and $3.1 million of expenses related to a going private transaction. During the six months ended August 31, 2011, the company incurred approximately $3.0 million of costs associated with the Third Amendment discussed in Note 9 to the accompanying condensed consolidated financial statements and approximately $0.7 million for a discretionary bonus paid to substantially all corporate employees. Absent these items, corporate expenses, excluding depreciation and amortization expense are comparable for both periods presented.
Depreciation and amortization:

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,892	$1,710	$(182)	(9.6)%	$3,810	$3,445	$(365)	(9.6)%
Publishing	128	118	(10)	(7.8)%	260	230	(30)	(11.5)%
Corporate	346	282	(64)	(18.5)%	700	546	(154)	(22.0)%

Total depreciation and amortization	2,366$	$2,110	$(256)	(10.8)%	$4,770	$4,221	$(549)	(11.5)%

The decrease in depreciation expense for the three-month and six-month periods ended August 31, 2011 is attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets.

Loss on sale of assets:

	For the three months ended August 31,			For the six months ended August 31,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Loss on sale of assets:
Radio	$—	$793	$793	$—	$790	$790
Publishing	—	24	24	—	24	24
Corporate	—	—	—	—	—	—

Total loss on sale of assets:	$—	$817	$817	$—	$814	$814

In July 2011, Emmis sold its office building in Terre Haute, Indiana for $0.2 million and recorded a loss on sale of assets of $0.8 million.
Operating income (loss):

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$12,639	$9,746	$(2,893)	(22.9)%	$21,944	$20,396	$(1,548)	(7.1)%
Publishing	683	81	(602)	(88.1)%	660	(601)	(1,261)	(191.1)%
Corporate	(5,043)	(3,251)	1,792	35.5%	(10,575)	(10,850)	(275)	(2.6)%

Total operating income:	$8,279	$6,576	$(1,703)	(20.6)%	$12,029	$8,945	$(3,084)	(25.6)%

Radio operating income decreased in the three-month and six-month periods ended August 31, 2011 mostly due to the commencement of the LMA for our two stations in Chicago and one station in New York and related severance and transactions costs as described above.
Publishing operating income decreased in the three-month and six-month periods ended August 31, 2011 mostly due to declining net revenues attributable to weak local advertising environments as described above.
Corporate operating losses varied during the three-month and six-month periods ended August 31, 2011 predominately due to significant transaction-related costs in all periods as described above.
Interest expense:

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$5,209	$8,210	$3,001	57.6%	$10,889	$15,424	$4,535	41.6%
The increase in interest expense for both the three-month and six-month periods ended August 31, 2011 is due to the Third Amendment to our Credit Agreement, which was effective March 29, 2011. Subsequent to the Third Amendment, the interest rate on our Credit Agreement debt held by Canyon, which as of August 31, 2011 was $178.0 million, changed from LIBOR + 4% to a minimum of 12.25% per annum. Also in accordance with the Third Amendment, the Company now pays an exit fee upon repayment of a portion of our term loans ranging from 3% to 6% of the balance repaid. The Company is accruing this exit fee over the term of the Extended Term Loans as a component of interest expense.

Loss on debt extinguishment:

	For the three months ended August 31,			For the six months ended August 31,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$—	$—	$—	$1,478	$1,478
A portion of our term loans were deemed to be substantially modified in connection with the Third Amendment and the Company wrote-off $1.5 million of existing deferred debt issuance costs related to the Extended Term Loans.
Provision for income taxes:

	For the three months ended August 31,				For the six months ended August 31,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Provision for income taxes	$1,692	$3,232	$1,540	(91.0)%	$248	$490	$242	(97.6)%
The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision for income taxes associated with deferred tax liabilities related to indefinite-lived intangibles is approximately $6 million for fiscal 2012.
During the six-month period ended August 31, 2011, the Company recorded a benefit for income taxes of approximately $0.8 million related to interest rate swap agreements that matured during the period. A full valuation allowance was previously established for the deferred tax asset related to the interest rate swap agreement and was realized during the period. This benefit had previously been recorded in accumulated other comprehensive income (loss) pending the maturity of the swap agreement. The Company also recorded a benefit for income taxes in continuing operations, consistent with the intraperiod allocation method, to offset the income tax provision recorded in discontinued operations related to the sale of the Flint Peak Tower Site.
(Gain) loss from discontinued operations, net of tax:

	For the three months ended August 31,			For the six months ended August 31,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
(Gain) loss from discontinued operations, net of tax	$(10)	$104	$114	$195	$(2,790)	$(2,985)
Our Hungarian radio operations and the operations of our Flint Peak Tower Site have been classified as discontinued operations in the accompanying condensed consolidated statements. The increase in income from discontinued operations, net of tax, for the six months ended August 31, 2011 mostly relates to the gain on sale of the Flint Peak Tower Site.

Consolidated net income (loss):

	For the three months ended August 31,			For the three months ended August 31,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Consolidated net income (loss)	$1,295	$(4,622)	$(5,917)	$591	$(5,315)	$(5,906)
Consolidated net income decreased between periods mostly due to the decline in operating income, an increase in interest expense, and an increase in the provision for income taxes, all of which are discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.
At August 31, 2011, we had cash and cash equivalents of $9.6 million and net working capital of $17.2 million. At February 28, 2011, we had cash and cash equivalents of $6.1 million and net working capital of $12.1 million. Cash and cash equivalents held at various European banking institutions at February 28, 2011 and August 31, 2011 was $5.8 million and $5.5 million (which includes approximately $1.4 million of cash related to our Slager discontinued operation which is classified as current assets – discontinued operations in the condensed consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.
During the three months ended August 31, 2011, the Company sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million in cash. Prior to its sale, the carrying value of this investment was $1.2 million and was shown in other assets, net on the condensed consolidated balance sheets. Proceeds from the sale were used to repay amounts outstanding under our senior credit facility.
On September 1, 2011, the Company completed the disposition of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owns the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233). The sale was made pursuant to the Purchase Agreement, initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011 (as amended by a Current Report on Form 8-K/A filed with the Commission on June 24, 2011). The Company received gross sale proceeds of $130 million in the transaction, and has incurred or expects to incur approximately $9.8 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.
On September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a discretionary bonus of $1.7 million to certain employees that were key participants in the Merlin Media transaction. The discretionary bonus will be reflected in corporate expenses, excluding depreciation and amortization expense during the three-month period ending November 30, 2011.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.

Operating Activities
Cash used in operating activities was $1.1 million for the six-month period ended August 31, 2011 versus cash provided by operating activities of $2.6 million in the same period of the prior year. The decrease in cash flows from operating activities is mostly due to the increase in interest costs as a result of higher interest rates associated with the Third Amendment as previously discussed and a decrease in cash provided by our discontinued operations, both of which are partially offset by reduced working capital needs.
Investing Activities
Cash provided by investing activities was $4.8 million for the six-month period ended
August 31, 2011 versus cash used in investing activities of $1.7 million in the same period of the prior year. During the six-month period ended August 31, 2011, the Company sold its Flint Peak Tower Site for $5.8 million of net cash proceeds and sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million of net cash proceeds. The proceeds related to the Flint Peak Tower sale are classified as cash provided by discontinued operations in the accompanying condensed consolidated statements of cash flows. Partially offsetting the net cash proceeds on the sales described above was approximately $2.4 million of capital expenditures. In the prior year, the only substantial use of cash was for $1.6 million of capital expenditures. Investing activities generally include capital expenditures and business acquisitions and dispositions.
We expect capital expenditures related to continuing operations to be approximately $6.4 million in the current fiscal year, compared to $4.2 million in fiscal 2011. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
Cash used in financing activities was $0.6 million for the six-month period ended August 31, 2011, versus cash provided by financing activities of $0.3 million in the same period of the prior year. Cash used in financing activities in the six-month period ended August 31, 2011 primarily relates to distributions to noncontrolling interests of $2.3 million and debt related costs of $0.6 million, both of which are partially offset by net borrowings of $2.3 million.
Cash provided by financing activities for the six-month period ended August 31, 2010 primarily relates to the $2.3 million of net borrowings of debt under our Credit Agreement partially offset by $1.9 million used to pay cash distributions to noncontrolling interests ($0.4 million of which is related to Slager and thus classified as discontinued operations).
As of August 31, 2011, Emmis had $333.3 million of borrowings under the Credit Agreement ($3.2 million current and $330.1 million long-term) and $140.5 million of Preferred Stock outstanding. Approximately $178.0 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum is to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2011, our weighted average borrowing rate under our Credit Agreement was approximately 8.6%.
In connection with the closing of the sale of our two Chicago stations and one of our New York stations on September 1, 2011, Emmis repaid approximately $120.2 million of Credit Agreement debt ($66.8 million of which related to the Extended Term Loans).

The debt service requirements of Emmis over the next twelve-month period, after taking into account the September 1, 2011 repayments described above, are expected to be $2.0 million for mandatory repayment of term notes under our Credit Agreement and a minimum of $13.6 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of the filing date of this report, cumulative preferred dividends in arrears total $26.1 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends remain unpaid for more than six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors. The Third Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
As of October 10, 2011, we had $6.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2011. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 11 to our condensed consolidated financial statements for a discussion of the sale of one of our radio stations in New York and our two radio stations in Chicago.
Intangibles
Approximately 75% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from February 2021 to February 2026. While all of our international broadcasting licenses were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses.
Regulatory, Legal and Other Matters
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition LLC for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Distressed Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Media Holdings, LLC (collectively, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose is representing both Emmis and JS Acquisition in connection with the Litigation. Emmis has agreed to initially invest up to $0.2 million in support of the prosecution of JS Acquisition’s claim in exchange for first recoupment of 150% of the amount invested from any JS Acquisition recovery. The investment by Emmis, which is currently included in other assets, net in the accompanying condensed consolidated balance sheets, was unanimously approved by Emmis’ Board of Directors, including all of its independent directors. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Alden’s suit against each of the directors was dismissed on July 14, 2011. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2011 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three-month period ended August 31, 2011, there were no repurchases of our Class A common stock or Preferred Stock pursuant to a previously announced share repurchase program by the Company’s Board of Directors. There was, however, withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases related to the withholding of shares of stock in payment of employee tax obligations upon vesting of restricted stock during the three months ended August 31, 2011:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs(1)
June 1, 2011 - June 30, 2011	—	N/A	—	$36,150,565
July 1, 2011 - July 31, 2011	13,170	$1.03	—	$36,150,565
August 1, 2011 - August 31, 2011	—	N/A	—	$36,150,565

	13,170		—

(1)
On August 8, 2007, Emmis’ Board of Directors authorized a share repurchase program pursuant to which Emmis is authorized to purchase up to an aggregate value of $50 million of its outstanding Class A common stock within the parameters of SEC Rule 10b-18. Common stock repurchase transactions may occur from time to time at our discretion, either on the open market or in privately negotiated purchases, subject to prevailing market conditions and other considerations. On May 22, 2008, Emmis’ Board of Directors revised the share repurchase program to allow for the repurchase of both Class A common stock and Series A cumulative convertible preferred stock. No common stock repurchases pursuant to this program were made during the three months ended August 31, 2011.

Item 3. Defaults Upon Senior Securities
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of the filing date of this report, cumulative preferred dividends in arrears total $26.1 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends remain unpaid for more than six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors.

Item 6. Exhibits
(a) Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

2.1	Purchase Agreement, dated June 20, 2011, by and among Emmis Operating Company, Emmis Radio, LLC, Emmis Radio License, LLC, Emmis Radio Holding Corporation, Emmis Radio Holding II Corporation, GTCR Merlin Holdings, LLC and Benjamin L. Homel, incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K/A filed June 24, 2011.

2.2	Merlin Media, LLC Second Amended and Restated Limited Liability Company Agreement, to be dated as of the Closing Date under the Purchase Agreement by and among Emmis Operating Company, Emmis Radio, LLC, Emmis Radio License, LLC, Emmis Radio Holding Corporation, Emmis Radio Holding II Corporation, GTCR Merlin Holdings, LLC and Benjamin L. Homel, incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K/A filed June 24, 2011.

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed June 3, 2011.

10.1	Second Amended and Restated Limited Liability Company Agreement of Merlin Media, dated September 1, 2011, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2011.

10.2	Contribution Agreement, dated as of June 20, 2011, by and among Emmis Operating Company, Emmis Radio, LLC, Emmis Radio License, LLC, Emmis Radio Holding Corporation, Emmis Radio Holding II Corporation and Merlin Media, LLC, incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K/A filed June 24, 2011.

10.3	Local Programming and Marketing Agreement, dated as of June 20, 2011, by and among Emmis Radio, LLC, Emmis Radio License, LLC, Merlin Media, LLC and LMA Merlin Media, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed June 24, 2011.

10.4	Guarantee of Emmis Communications Corporation, dated June 20, 2011, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K/A filed June 24, 2011.

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed with this report

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 13, 2011	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer