Form 10-Q
period 2011-11-30
EMMIS COMMUNICATIONS CORP
filed 2012-01-12
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
EMMIS COMMUNICATIONS CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 4, 2012, was:

34,007,279 4,722,684 0	Shares of Class A Common Stock, $.01 Par Value Shares of Class B Common Stock, $.01 Par Value Shares of Class C Common Stock, $.01 Par Value

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended November 30, 2010 and 2011	3

Condensed Consolidated Balance Sheets as of February 28, 2011 and November 30, 2011	5

Condensed Consolidated Statement of Changes in Deficit for the nine-month period ended November 30, 2011	7

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended November 30, 2010 and 2011	8

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 6. Exhibits	47

Signatures	51

Exhibit 10.1
Exhibit 10.2
Exhibit 10.18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2011	2010	2011
NET REVENUES	$66,322	$59,319	$193,240	$185,086
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,989, $1,342, $6,059 and $5,017, respectively	49,131	47,903	149,375	149,386
Corporate expenses excluding depreciation and amortization expense of $307, $409, $1,007 and $955, respectively	3,403	4,972	13,278	15,276
Depreciation and amortization	2,296	1,751	7,066	5,972
Loss on sale of assets	3	—	3	814

Total operating expenses	54,833	54,626	169,722	171,448

OPERATING INCOME	11,489	4,693	23,518	13,638

OTHER INCOME (EXPENSE):
Interest expense	(5,195)	(6,257)	(16,084)	(21,681)
Loss on debt extinguishment	—	(525)	—	(2,003)
Gain on sale of controlling interest in Merlin Media LLC	—	31,805	—	31,805
Other expense, net	(132)	(394)	(238)	(52)

Total other income (expense)	(5,327)	24,629	(16,322)	8,069

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	6,162	29,322	7,196	21,707

PROVISION (BENEFIT) FOR INCOME TAXES	4,068	(27,477)	4,316	(26,987)

INCOME FROM CONTINUING OPERATIONS	2,094	56,799	2,880	48,694

(GAIN) LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	34	(1,903)	229	(4,693)

CONSOLIDATED NET INCOME	2,060	58,702	2,651	53,387

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,288	1,069	3,346	3,813

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	772	57,633	(695)	49,574

GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	(55,835)	—	(55,835)

PREFERRED STOCK DIVIDENDS	2,446	2,603	7,226	7,689

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,674)	$110,865	$(7,921)	$97,720

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2011	2010	2011

Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$(1,679)	$108,954	$(8,008)	$92,970
Discontinued operations	5	1,911	87	4,750

Net income (loss) attributable to common shareholders	$(1,674)	$110,865	$(7,921)	$97,720

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	$(1,679)	$111,557	$(8,008)	$100,659
Discontinued operations	5	1,911	87	4,750

Net income (loss) attributable to common shareholders	$(1,674)	$113,468	$(7,921)	$105,409

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.04)	$2.85	$(0.21)	$2.43
Discontinued operations, net of tax	—	0.05	—	0.13

Net loss attributable to common shareholders	$(0.04)	$2.90	$(0.21)	$2.56

Basic weighted average common shares outstanding	37,844	38,219	37,802	38,210

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.04)	$2.44	$(0.21)	$2.19
Discontinued operations, net of tax	0.00	0.05	0.00	0.10

Net loss attributable to common shareholders	$(0.04)	$2.49	$(0.21)	$2.29

Diluted weighted average common shares outstanding	37,844	45,647	37,802	45,950
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		November 30,
	February 28,	2011
	2011	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,068	$9,882
Accounts receivable, net	38,930	37,805
Prepaid expenses	13,615	13,379
Other current assets	2,329	1,625
Current assets — discontinued operations	2,063	1,475

Total current assets	63,005	64,166

PROPERTY AND EQUIPMENT, NET	44,816	39,776
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	328,796	213,009
Goodwill	24,175	24,175
Other intangibles, net	2,689	2,057

Total intangible assets	355,660	239,241

INVESTMENTS	2,814	17,463

OTHER ASSETS, NET	5,237	5,042

NONCURRENT ASSETS — DISCONTINUED OPERATIONS	945	18

Total assets	$472,477	$365,706

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

		November 30,
	February 28,	2011
	2011	(Unaudited)

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,815	$9,782
Current maturities of long-term debt	3,293	11,985
Accrued salaries and commissions	9,757	8,889
Accrued interest	3,147	3,082
Deferred revenue	18,595	15,948
Other current liabilities	5,409	6,294
Current liabilities — discontinued operations	854	560

Total current liabilities	50,870	56,540

LONG-TERM DEBT, NET OF CURRENT MATURITIES	327,704	224,991

OTHER NONCURRENT LIABILITIES	14,018	10,467

DEFERRED INCOME TAXES	81,411	52,925

Total liabilities	474,003	344,923

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 2,875,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2011 AND 2,612,420 SHARES AT NOVEMBER 30, 2011. EMMIS HAS OBTAINED RIGHTS IN 1,484,679 OF THE SHARES OUTSTANDING AS OF NOVEMBER 30, 2011. SEE NOTE 11.	140,459	56,387

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 33,499,770 shares at February 28, 2011 and 33,503,666 shares at November 30, 2011	335	335
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 28, 2011 and November 30, 2011, respectively	47	47
Additional paid-in capital	528,786	529,440
Accumulated deficit	(720,693)	(615,284)
Accumulated other comprehensive income	1,776	1,645

Total shareholders’ deficit	(189,749)	(83,817)

NONCONTROLLING INTERESTS	47,764	48,213

Total deficit	(141,985)	(35,604)

Total liabilities and deficit	$472,477	$365,706

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Deficit

BALANCE, FEBRUARY 28, 2011	33,499,770	$335	4,722,684	$47	$528,786	$(720,693)	$1,776	$47,764	$(141,985)

Issuance of Common Stock to employees and officers and related income tax benefits	(6,104)				651				651
Exercise of stock options and related income tax benefits	10,000				3				3
Acquisition of additional controlling interests								(246)	(246)
Payments of dividends and distributions to noncontrolling interests								(3,085)	(3,085)
Preferred stock purchase transactions						55,835			55,835

Comprehensive Income:
Net income						49,574		3,813
Change in value of derivative instrument and related income tax effects							(489)
Cumulative translation adjustment							358	(33)
Total comprehensive income	—	—	—	—	—	—	—	—	53,223

BALANCE, NOVEMBER 30, 2011	33,503,666	$335	4,722,684	$47	$529,440	$(615,284)	$1,645	$48,213	$(35,604)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,651	$53,387
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities —
Discontinued operations	229	(4,693)
Gain on sale of controlling interest in Merlin Media LLC	—	(31,805)
Depreciation and amortization	7,956	6,511
Noncash accretion of debt instruments	—	2,652
Loss on debt extinguishment	—	2,003
Provision for bad debts	568	339
Provision for deferred income taxes	5,003	(29,273)
Noncash compensation	1,396	777
(Gain) loss on equity method investments, net	(25)	312
Loss on sale of assets	3	814
Changes in assets and liabilities —
Accounts receivable	(7,846)	845
Prepaid expenses and other current assets	2,404	290
Other assets	(94)	(374)
Accounts payable and accrued liabilities	1,971	(1,045)
Deferred revenue	(6,288)	(2,424)
Income taxes	(237)	2,402
Other liabilities	(1,445)	(1,099)
Net cash used in operating activities — discontinued operations	1,591	116

Net cash provided by (used in) operating activities	7,837	(265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,380)	(3,259)
Sale of controlling interest in Merlin Media LLC	—	130,000
Proceeds from the sale of property and equipment	—	160
Distributions from and proceeds from sale of equity investments	25	1,293
Net cash provided by (used in) investing activities — discontinued operations	(163)	5,551

Net cash provided by (used in) investing activities	(2,518)	133,745

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2010	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(12,537)	(139,655)
Proceeds from long-term debt	16,000	45,493
Acquisition of rights in and purchase of preferred stock	—	(28,237)
Debt-related costs	—	(4,163)
Payments of dividends and distributions to noncontrolling interests	(2,454)	(3,085)
Settlement of tax withholding obligations on stock issued to employees	(82)	(74)
Other	—	3
Net cash used in financing activities — discontinued operations	(386)	—

Net cash provided by (used in) financing activities	541	(129,718)

Effect of exchange rates on cash and cash equivalents	(77)	52

INCREASE IN CASH AND CASH EQUIVALENTS	5,783	3,814

CASH AND CASH EQUIVALENTS:
Beginning of period	6,814	6,068

End of period	$12,597	$9,882

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$16,372	$20,742
Income taxes, net of refunds	640	1,277

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,368	725
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2011
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2011, the results of its operations for the three-month and nine-month periods ended November 30, 2010 and 2011 and cash flows for the nine-month periods ended November 30, 2010 and 2011.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2010 and 2011 consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. Each share of our outstanding preferred stock in which the Company has not obtained rights may, at the election of the preferred holder, convert into 2.44 shares of common stock. Conversion of these shares of preferred stock into common stock would be dilutive for the three-month and nine-month periods ended November 30, 2011. As such, the preferred dividends of $2,603 and $7,689 have been added to net income attributable to common shareholders for purposes of calculating diluted net income per common share for the three-month and nine-month periods ended November 30, 2011, respectively. Additionally, the weighted-average shares outstanding were increased by 6,556,510 and 6,755,809 for the assumed conversion of the preferred stock for the three-month and nine-month periods ended November 30, 2011, respectively. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2011	2010	2011
	(shares in 000’s)		(shares in 000’s)

6.25% Series A cumulative convertible preferred stock	6,854	—	6,854	—
Stock options and restricted stock awards	7,999	6,872	8,172	6,597

Antidilutive common share equivalents	14,853	6,872	15,026	6,597

Discontinued Operation — Slager
On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to another bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes seeking resolution of its claim. In preparation for the filing of the claim, in July 2011, Emmis acquired an additional 25% interest in Slager held by a minority shareholder for a cash purchase price of $0.2 million, increasing its ownership to 85%. This acquisition allows Emmis to assert a consolidated claim.
Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2010	2011	2010	2011

Net revenues	$10	$—	$30	$7
Station operating expenses, excluding depreciation and amortization expense	127	(12)	703	233
Other income (expense)	22	(184)	281	(36)
Loss before income taxes	(95)	(100)	(392)	(190)
Loss attributable to minority interests	(39)	(8)	(316)	(57)
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
The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2010	2011	2010	2011

Net revenues	$143	$—	$411	$59
Station operating expenses, excluding depreciation and amortization expense	25	—	87	51
Depreciation and amortization	17	—	51	7
Gain on sale of assets	—	—	—	4,882
Income (loss) before income taxes	99	—	271	4,883
Provision for income taxes	40	(2,003)	110	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2011		As of November 30, 2011
		Flint Peak Tower		Flint Peak Tower
	Slager	Site and Other	Slager	Site and Other
Current assets:
Cash and cash equivalents	$1,658	$—	$1,110	$—
Accounts receivable, net	63	—	—	—
Other	342	—	365	—

Total current assets	2,063	—	1,475	—

Noncurrent assets:
Property and equipment, net	—	925	—	—
Other noncurrent assets	20	—	18	—

Total noncurrent assets	20	925	18	—

Total assets	$2,083	$925	$1,493	$—

Current liabilities:
Accounts payable and accrued expenses	$723	$111	$466	$94
Deferred revenue	—	20	—	—

Total current liabilities	$723	$131	$466	$94

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
On June 20, 2011, Emmis entered into an LMA with LMA Merlin Media LLC for WRXP-FM in New York, WKQX-FM in Chicago and WLUP-FM in Chicago. The LMA for these stations started on July 15, 2011 and terminated upon their sale on September 1, 2011 (see Note 9 for more discussion of the sale of the stations). Emmis continues to operate KXOS-FM pursuant to an LMA with Grupo Radio Centro, S.A.B. de C.V, a Mexican broadcasting company.
LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, for the three-month and nine-month periods ended November 30, 2010 and 2011 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2010	2011	2010	2011

Grupo Radio Centro LMA	$1,750	$1,750	$5,250	$5,250
Merlin Media LMA	—	—	—	310

Total	1,750	1,750	5,250	5,560

Investments
Emmis has various investments, the carrying values of which are summarized in the following table:

	February 28,2011	November 30, 2011
Investment in common stock of Merlin Media LLC	$—	$5,031
Broadcast tower site investment — New Jersey	1,150	—
Broadcast tower site investment — Texas	1,351	1,470
Other equity method investments	124	—

Total equity method investments	2,625	6,501

Cost method investment in preferred stock of Merlin Media LLC	—	10,773
Available-for-sale investment	189	189

Total investments	2,814	17,463

Equity method investments
In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained a 20.6% common equity interest in Merlin Media LLC, the fair value of which was $5.6 million as of September 1, 2011. See Note 9 for more discussion of the sale of a controlling interest in Merlin Media LLC. Additionally, Emmis, through its partnership in the Austin market, has a 25% ownership interest in a company that operates a tower site in Austin, Texas.
During the nine months ended November 30, 2011, the Company sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million in cash. Proceeds from the sale were used to repay amounts outstanding under our senior credit facility.
Cost method investment
In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained a preferred equity interest in Merlin Media LLC with a par value of $28.7 million. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million. As the preferred equity interest in Merlin Media LLC is non-redeemable and does not have a readily determinable fair value, as defined by accounting standards, this investment is accounted for under the cost method. See Note 9 for more discussion of the sale of a controlling interest in Merlin Media LLC.
Available for sale investment
Emmis has made investments totaling $0.5 million in a company that specializes in digital radio transmission technology. Subsequent to an impairment charge in a prior period, Emmis now carries this investment at its fair value of $0.2 million.
Although no unrealized or realized gains or losses have been recognized on our available-for-sale investments, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the condensed consolidated statements of operations. If the Company determines that the value of the investment is other than temporarily impaired, the Company will recognize, through the statements of operations, a loss on the investment.

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
The amounts recorded as share based compensation expense primarily relate to stock option and restricted stock grants, but may also include restricted common stock issued under employment agreements, common stock issued to employees and directors in lieu of cash payments, and Company matches of common stock in our 401(k) plan.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. However, beginning in fiscal 2013, the Company anticipates having sufficient reliable data regarding its employees’ exercise behavior to cease using the simplified method. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2010 and 2011:

	Nine Months Ended November 30,
	2010	2011
Risk-Free Interest Rate:	2% - 2.9%	1.2% - 2.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.5 - 6.7	6.0
Expected Volatility:	98.9% - 101.5%	110.2% - 111.3%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2011, and stock option activity during the nine months ended November 30, 2011 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,515,491	$9.26
Granted	1,058,536	1.02
Exercised (1)	10,000	0.30
Forfeited	38,817	0.86
Expired	992,844	18.10

Outstanding, end of period	8,532,366	7.26	5.4	$906
Exercisable, end of period	5,044,555	11.75	3.4	$115

(1)	The Company did not record an income tax benefit related to option exercises in the nine months ended November 30, 2011. No options were exercised during the nine months ended November 30, 2010.
The weighted average grant date fair value of options granted during the nine months ended November 30, 2010 and 2011, was $0.67 and $0.85, respectively.
A summary of the Company’s nonvested options at November 30, 2011, and changes during the nine months ended November 30, 2011, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	2,946,661	$0.50
Granted	1,058,536	0.85
Vested	478,569	0.74
Forfeited	38,817	0.67

Nonvested, end of period	3,487,811	0.57
There were 3.6 million shares available for future grants under the Company’s various equity plans at November 30, 2011. The vesting dates of outstanding options at November 30, 2011 range from December 2011 to July 2014, and expiration dates range from March 2012 to September 2021.
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

The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2011, and restricted stock activity during the nine months ended November 30, 2011 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	174,956	$3.37
Granted	17,560	1.03
Vested (restriction lapsed)	166,176	3.51
Forfeited	2,195	1.03

Grants outstanding, end of year	24,145	0.90

The total grant date fair value of shares vested during the nine months ended November 30, 2010 and 2011 was $2.0 million and $0.6 million, respectively.
Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three and nine months ended November 30, 2010 and 2011:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2010	2011	2010	2011

Station operating expenses	$89	$45	$607	$173
Corporate expenses	198	217	789	604

Stock-based compensation expense included in operating expenses	287	262	1,396	777
Tax benefit	—	—	—	—

Recognized stock-based compensation expense, net of tax	$287	$262	$1,396	$777

As of November 30, 2011, there was $0.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.
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
The carrying amounts of the Company’s FCC licenses were $328.8 million as of February 28, 2011 and $213.0 million as of November 30, 2011. The decline in FCC licenses is attributable to the sale of a controlling interest in Merlin Media LLC as discussed in Note 9. These amounts are entirely attributable to our radio division. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended November 30, 2011, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.

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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended November 30, 2011, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
As of February 28, 2011 and November 30, 2011, the carrying amount of the Company’s goodwill was $24.2 million. As of February 28, 2011 and November 30, 2011 approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.

Definite-lived intangibles
The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, trademarks, and favorable office leases, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2011 and November 30, 2011:

		February 28, 2011			November 30, 2011
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	9.3	$8,716	$6,331	$2,385	$8,716	$6,929	$1,787
Trademarks	13.3	749	478	271	749	495	254
Favorable Office Leases	0.8	688	655	33	688	672	16

TOTAL		$10,153	$7,464	$2,689	$10,153	$8,096	$2,057

Total amortization expense from definite-lived intangibles for the three—month and nine-month periods ended November 30, 2010 was $0.3 million and $0.9 million, respectively. Total amortization expense from definite-lived intangibles for the three-month and nine—month periods ended November 30, 2011 was $0.1 million and $0.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2012	$690
2013	225
2014	211
2015	209
2016	209
In May 2011, Emmis was granted an extension of its broadcasting license in Slovakia, which now expires in February 2021. Emmis was also awarded an option for an additional eight year extension. The remaining carrying value of the broadcasting license in Slovakia is being amortized over the initial eight-year term that expires in February 2021.
Note 4. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $9.4 million at November 30, 2011. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2012.

Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. The Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of November 30, 2011. Our Liquidity (as defined in the Credit Agreement) as of November 30, 2011 was $14.2 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of November 30, 2011 was as follows:

	As of November 30, 2011
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$25,000	$28,893
Note 5. Derivative Instruments and Hedging Activities
As of November 30, 2011, the Company has no outstanding interest rate derivatives. The discussion below describes the Company’s interest rate derivatives that matured during the periods presented.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three or nine months ended November 30, 2010 and 2011. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2011. The accumulated other comprehensive income balance related to our derivative instruments at February 28, 2011 was $489. The fair values of the derivative instruments was estimated by obtaining quotations from the financial institution that were the counterparty to the instruments. The fair value was an estimate of the net amount that the Company would have been required to pay on February 28, 2011, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below. As discussed above, the derivative instruments matured in March 2011, thus no amounts related to derivative instruments remain on the condensed consolidated balance sheets as of November 30, 2011.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2011		As of November 30, 2011		As of February 28, 2011		As of November 30, 2011
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Agreements (Current Portion)	N/A	—	N/A	—	Other Current Liabilities	297	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$297		$—

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months and nine months ended November 30, 2010 and 2011.

	For the Three Months Ended November 30,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)		Derivative (Ineffective	(Ineffective Portion and Amount
	Recognized in OCI on Derivative		from Accumulated	Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Hedging Relationships	2010	2011	(Effective Portion)	2010	2011	Effectiveness Testing)	2010	2011

Interest Rate Swap Agreements	$(80)	$—	Interest expense	$(922)	$—	N/A	$—	$—

Total	$(80)	$—		$(922)	$—		$—	$—

	For the Nine Months Ended November 30,
						Location of Gain or (Loss)	Amount of Gain or (Loss)
			Location of Gain or			Recognized in Income on	Recognized in Income on Derivative
	Amount of Gain or (Loss)		(Loss) Reclassified	Amount of Gain or (Loss)		Derivative (Ineffective	(Ineffective Portion and Amount
	Recognized in OCI on Derivative		from Accumulated	Reclassified from Accumulated OCI		Portion and Amount	Excluded from Effectiveness
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	into Income (Effective Portion)		Excluded from	Testing)
Hedging Relationships	2010	2011	(Effective Portion)	2010	2011	Effectiveness Testing)	2010	2011

Interest Rate Swap Agreements	$(475)	$—	Interest expense	$(3,392)	$(297)	N/A	$—	$—

Total	$(475)	$—		$(3,392)	$(297)		$—	$—

Credit-risk-related Contingent Features
The Company managed its counterparty risk by entering into derivative instruments with global financial institutions where it believed the risk of credit loss resulting from nonperformance by the counterparty is low. The Company’s counterparties on its interest rate swaps were Deutsche Bank and Bank of America.
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

Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2011 and November 30, 2011. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of November 30, 2011
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

Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that is not traded in active markets. The investment is recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in Level 3 categorization.
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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Nine Months Ended
	November 30, 2010		November 30, 2011
	Available		Available
	For Sale	Derivative	For Sale	Derivative
	Securities	Instruments	Securities	Instruments
Beginning Balance	$452	$4,068	$189	$297
Realized losses included in earnings	—	(3,392)	—	(297)
Changes in other comprehensive income	—	475	—	—

Ending Balance	$452	$1,151	$189	$—

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
During the three months and nine months ended November 30, 2011, there were no adjustments to the fair value of these assets as there were no indicators that would have required interim testing.

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
• Credit Agreement debt: As of February 28, 2011 and November 30, 2011, the fair value of the Company’s Credit Agreement debt as of those dates was $311.1 million and $201.4 million, respectively, while the carrying value was $331.0 million and $208.3 million, respectively. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded. The Extended Term Loans are not actively traded (see Note 10 for more discussion of the Extended Term Loans). The Company believes that the current carrying value of the Extended Term Loans approximates its fair value.
• 6.25% Series A cumulative convertible preferred stock: As of February 28, 2011 and November 30, 2011, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $49.2 million and $17.6 million, respectively, while the carrying value was $140.5 million and $56.4 million, respectively.
• Senior unsecured notes: The senior unsecured notes are not actively traded (see Note 11 for more discussion of the senior unsecured notes). The Company believes that the current carrying value of the senior unsecured notes approximates its fair value.

Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) was comprised of the following for the three months and nine months ended November 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2011	2010	2011

Consolidated net income	$2,060	$58,702	$2,651	$53,387

Comprehensive income (loss), net of tax:
Change in fair value of derivatives	843	—	924	(489)
Translation adjustment	1,227	(573)	(501)	325

Comprehensive income	$4,130	$58,129	$3,074	$53,223

Less: Comprehensive income attributable to noncontrolling interests	(1,475)	(991)	(3,241)	(3,780)

Comprehensive income (loss) attributable to the Company	$2,655	$57,138	$(167)	$49,443

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

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of February 28,	As of November 30,
	2010	2011	2010	2011	2011	2011
Continuing Operations:

Slovakia	$2,785	$2,976	$9,011	$8,895	$7,521	$6,473

Bulgaria	288	341	1,008	959	778	662

Discontinued Operations (see Note 1):

Hungary	$10	$—	$30	$7	$20	$18
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2011, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
November 30, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$39,782	$19,537	$—	$59,319
Station operating expenses, excluding depreciation and amortization	31,029	16,874	—	47,903
Corporate expenses, excluding depreciation and amortization	—	—	4,972	4,972
Depreciation and amortization	1,225	117	409	1,751
Loss on sale of assets	—	—	—	—

Operating income (loss)	$7,528	$2,546	$(5,381)	$4,693

Three Months Ended
November 30, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$47,817	$18,505	$—	$66,322
Station operating expenses, excluding depreciation and amortization	32,547	16,584	—	49,131
Corporate expenses, excluding depreciation and amortization	—	—	3,403	3,403
Depreciation and amortization	1,867	122	307	2,296
Loss on disposal of fixed assets	3	—	—	3

Operating income (loss)	$13,400	$1,799	$(3,710)	$11,489

Nine Months Ended
November 30, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$135,180	$49,906	$—	$185,086
Station operating expenses, excluding depreciation and amortization	101,796	47,590	—	149,386
Corporate expenses, excluding depreciation and amortization	—	—	15,276	15,276
Depreciation and amortization	4,670	347	955	5,972
Loss on sale of assets	790	24	—	814

Operating income (loss)	$27,924	$1,945	$(16,231)	$13,638

Nine Months Ended
November 30, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$143,622	$49,618	$—	$193,240
Station operating expenses, excluding depreciation and amortization	102,598	46,777	—	149,375
Corporate expenses, excluding depreciation and amortization	—	—	13,278	13,278
Depreciation and amortization	5,677	382	1,007	7,066
Loss on disposal of fixed assets	3			3

Operating income (loss)	$35,344	$2,459	$(14,285)	$23,518

	As of February 28, 2011
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$404,302	$38,299	$26,868	$469,469
Assets — discontinued operations	3,008	—	—	3,008

Total assets	$407,310	$38,299	$26,868	$472,477

	As of November 30, 2011
	Radio	Publishing	Corporate	Consolidated

Assets — continuing operations	$298,258	$37,169	$28,786	$364,213
Assets — discontinued operations	1,493	—	—	1,493

Total assets	$299,751	$37,169	$28,786	$365,706

Note 9. Sale of controlling interest in WRXP-FM, WKQX-FM AND WLUP-FM
On September 1, 2011, the Company completed the sale of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owns the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233) (collectively the “Merlin Stations”). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.
On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).
In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which are governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represent 20.6% of the initial outstanding common equity interests of Merlin Media and are subject to dilution if the Company fails to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, which is reflected in investments in the accompanying condensed consolidated balance sheets and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is reflected in investments in the accompanying condensed consolidated balance sheets and accounted for under the cost method. The preferred interests held by the Company are junior to non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to a $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations.
Upon deconsolidation, Emmis recorded the retained common and preferred equity interests at fair value. The fair value of our investments of Merlin Media LLC was calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. Inputs to the model include stock volatility, dividend yields, expected term of the derivatives and risk-free interest rates. Results from the valuation model in one period may not be indicative of future period measurements.
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
On September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a discretionary bonus of $1.7 million to certain employees that were key participants in the Merlin Media transaction. The discretionary bonus is reflected in corporate expenses, excluding depreciation and amortization expense during the three-month period ending November 30, 2011.
Note 10. Credit Agreement Amendments
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

Prior to the entry into the Third Amendment, Emmis entered into a backstop letter agreement, dated March 27, 2011, with Canyon (the “Backstop Letter Agreement”), pursuant to which Canyon agreed to consent to the Third Amendment and to purchase loans necessary to provide the required Lenders’ consent to the Third Amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon will receive an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the repayment of Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011. The Company is accreting the estimated exit fee due to Canyon over the estimated life of the Extended Term Loans. For the three-month and nine-month periods ended November 30, 2011, accretion of the exit fee totaled $1.2 million and $2.5 million, respectively, and is included in the accompanying condensed consolidated statements of operations as interest expense. The exit fee liability is included in the condensed consolidated balance sheets in other noncurrent liabilities.
The Third Amendment contains other terms and conditions customary for financing arrangements of this nature.
Subsequent to the execution of the Third Amendment on March 29, 2011, the maturity dates of the original term loan and revolver remain unchanged, but the term loans held by Canyon have been extended to November 1, 2014. The contractual future amortization schedule for the Credit Agreement subsequent to the execution of the Third Amendment, based upon amounts outstanding at November 30, 2011 is as follows:

		Amortization of	Amortization of
Year Ended	Revolver	Term Loans	Term Loans	Total
February 28 (29),	Amortization	Held by Canyon	Held by Others	Amortization
2012	—	551	440	991
2013	10,000	1,093	874	11,967
2014	—	1,081	86,783	87,864
2015	—	107,517	—	107,517

Total	$10,000	$110,242	$88,097	$208,339

In connection with the Third Amendment, the Company recognized a $1.5 million loss on debt extinguishment related to the write-off of existing deferred debt issuance costs related to the Extended Term Loans. The Company incurred approximately $3.4 million of professional fees associated with the Third Amendment. The Company capitalized approximately $0.4 million of these costs as debt issuance costs, which are being amortized over the life of the Extended Term Loans. The remaining $3.0 million of these costs were expensed as a component of corporate expenses in the nine-month period ended November 30, 2011.
On November 10, 2011, ECC and EOC entered into the Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Fourth Amendment”), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement. The Fourth Amendment did not change any financial covenants, but amended certain provisions of the Credit Agreement to allow Emmis to purchase (either for cash or pursuant to total return swaps) its outstanding Series A cumulative convertible preferred stock with the proceeds of newly issued senior unsecured notes issued by ECC. See Note 11 for further discussion. In connection with the Fourth Amendment, the Company paid $1.1 million of fees to its Credit Agreement lenders. These costs were capitalized and are included in other assets, net in the accompanying condensed consolidated balance sheets and are being amortized over the remaining life of the Credit Agreement. In addition, the Company incurred approximately $0.3 million of legal fees that were expensed as a component of corporate expenses in the three months ended November 30, 2011.

Note 11. Issuance of ECC Senior Unsecured Notes and Preferred Stock Transactions
During the quarter ended November 30, 2011, Emmis entered into a series of transactions that enabled it to purchase rights in a significant portion of its outstanding Series A cumulative convertible preferred stock (“Preferred Stock”). These transactions are described below.
Issuance of ECC Senior Unsecured Notes
On November 10, 2011, Emmis entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Zell Credit Opportunities Master Fund, L.P. (“Zell”).
Under the Note Purchase Agreement, Zell has agreed to purchase from ECC up to $35.0 million of unsecured notes (the “Notes”). The Notes, with respect to distributions upon the liquidation, winding-up and dissolution of the Company, rank senior to the Preferred Stock and common equity of the Company, but junior to our Credit Agreement. Emmis is permitted to sell the Notes to Zell on up to four separate occasions on or before February 2, 2012. The Note Purchase Agreement provides that Emmis may enter into transactions to purchase or purchase rights in its Preferred Stock through privately negotiated transactions with individual preferred shareholders and/or through a tender offer.
Interest on the Notes is paid in kind and compounds quarterly at a rate of 22.95% per annum, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. The Notes mature on February 1, 2015, at which time the principal balance and all accreted interest is due entirely in cash.
At any time after the discharge of certain senior obligations of Emmis and its subsidiaries described in the Note Purchase Agreement, Emmis may, upon prior written notice to Zell, redeem the Notes in whole or in part at a redemption price (including with certain make-whole amounts for redemption occurring prior to May 10, 2013) as described in the Note Purchase Agreement. Any partial redemption of the Notes shall be in denominations of at least $10.0 million and in multiples of $1.0 million in excess of such minimum denomination.
The Note Purchase Agreement contains representations, warranties, indemnities and affirmative and negative covenants that are customary for agreements of its type. The negative covenants include, without limitation, certain limitations on the ability to (1) incur liens and indebtedness, (2) consummate mergers, consolidations or asset sales, (3) make guarantees and investments, and (4) pay dividends or distributions on or make any distributions in respect of Preferred Stock or common equity. The Note Purchase Agreement also includes certain events of default customary for agreements of its type including, among others, the failure to make payments when due, insolvency, certain judgments, breaches of representations and warranties, breaches of covenants, and the occurrence of certain events, including cross acceleration to certain other indebtedness of Emmis, including its senior credit facility. In addition, Emmis is required to deliver compliance certificates demonstrating compliance with the Note Purchase Agreement and Emmis’ senior credit facility.
Through November 30, 2011, Emmis has issued, on two separate occasions, Notes to Zell totaling $28.5 million to either purchase or purchase rights in 1,681,429 shares of Preferred Stock at a weighted average price of $15.56 per share (see discussion below) and to pay $2.3 million in fees and expenses, $0.2 million of which was capitalized as deferred debt issuance costs. Emmis may draw additional funds upon satisfaction of certain conditions, including (a) the delivery of a purchase notice,(2) the correctness of the representations and warranties contained in the Note Purchase Agreement, (3) the original aggregate principal amount of the Notes issued on the applicable purchase date, taken together with all other Notes previously purchased shall not exceed $35.0 million, and (4) the purchaser shall have been registered in the note register and the purchaser shall have received customary closing deliveries.

As of November 30, 2011, subsequent to the issuance of the Notes, outstanding long-term debt was as follows:

	As of February 28,	As of November 30,
	2011	2011
Credit Agreement Debt
Revolver	$2,000	$10,000
Term Loan B	328,994	88,097
Extended Term Loan B	—	110,242

Total Credit Agreement debt	330,994	208,339

Senior unsecured notes	—	28,635

Less: current maturities	(3,290)	(11,983)

Total long-term debt	$327,704	$224,991

Preferred Stock Transactions
Through November 30, 2011, Emmis either purchased or purchased rights in 1,681,429 shares of Preferred Stock at a weighted average price of $15.56 per share. We purchased 196,750 shares for cash and these shares have been retired. The purchase price for the rights in the remaining shares was also paid in cash, but these shares are subject to total return swap arrangements. We have entered into confirmations for total return swaps and voting agreements with several preferred holders, including Alden Global Distressed Opportunities Master Fund, L.P. Pursuant to these agreements and arrangements, we have the ability to direct the vote of 1,484,679 shares of Preferred Stock, or approximately 57% of the Preferred Stock outstanding as of November 30, 2011. While these shares of Preferred Stock are not retired for record purposes, they are considered extinguished for accounting purposes. Accordingly, during the three months ended November 30, 2011, we recorded a gain on extinguishment of preferred stock of $55.8 million, net of transaction fees and expenses, which is recorded as a decrease to accumulated deficit and included in the computation of net income available to common shareholders in the accompanying condensed consolidated financial statements.
The confirmations for the total return swaps are longform confirmations governed by a form of ISDA 2002 Master Agreement. The swaps, which have a five year term, provide that in return for payment of the Preferred Stock purchase price described above, we are entitled to receive all payments and other consideration received by the counterparties from us in respect of the counterparties’ Preferred Stock. Therefore, the counterparties will receive no economic benefit by virtue of their continued record ownership of these shares beyond the purchase price we already paid. Until settlement of the swaps, the counterparties will continue to hold legal title and have record ownership of the Preferred Stock, but will be required to vote the Preferred Stock as directed by the Company pursuant to their respective voting agreements. The swaps will settle by delivery of each counterparty’s Preferred Stock to the Company upon written notice of termination by the Company (or on any other applicable disruption or termination event).
Note 12. Regulatory, Legal and Other Matters
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition LLC for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Distressed Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Media Holdings, LLC (collectively, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose represented both Emmis and JS Acquisition in connection with the Litigation. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Alden’s suit against each of the directors was dismissed on July 14, 2011. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934. Also, on November 18, 2011, Emmis filed suit against Joseph R. Siegelbaum, a director elected by the preferred shareholders in July 2011, alleging breach of fiduciary duty and tortious interference with prospective business advantage. In connection with the purchase of preferred stock owned by Alden discussed in Note 11 Alden, Emmis, Joseph R. Siegelbaum and Jeffrey H. Smulyan entered into a mutual release of any claims existing between (i) Alden, certain affiliated entities, Joseph R. Siegelbaum and certain other persons, on the one hand, and (ii) Emmis, certain affiliated entities, Jeffrey H. Smulyan, and certain entities affiliated with Mr. Smulyan, on the other hand. The mutual release became effective November 28, 2011.
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
Note 13. Subsequent Event
On December 1, 2011, Emmis launched a modified “Dutch auction” tender offer to purchase up to $6.0 million in cash of its Preferred Stock at a price per share not less than $14.00 and not greater than $15.56. Pursuant to the tender offer, Emmis purchased 164,400 shares of its Preferred Stock at $15.56 per share. The total purchase price of $2.9 million, including $0.3 million of fees and expenses, was funded through additional ECC senior unsecured Notes, bringing the total amount of such notes issued to date to $31.4 million out of a maximum amount of $35.0 million. After payment for the tendered Preferred Stock on January 5, 2012, there are 2,448,020 shares of Preferred Stock outstanding.

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

The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2010 and 2011. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2010	% of Total	2011	% of Total	2010	% of Total	2011	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$35,868	54.1%	$30,645	51.7%	$108,109	55.9%	$98,996	53.5%
National	11,534	17.4%	10,266	17.3%	29,267	15.1%	28,307	15.3%
Political	1,003	1.5%	175	0.3%	1,600	0.8%	526	0.3%
Publication Sales	3,729	5.6%	3,819	6.4%	9,989	5.2%	9,889	5.3%
Non Traditional	3,268	4.9%	3,585	6.0%	14,651	7.6%	15,589	8.4%
Other	10,920	16.5%	10,829	18.3%	29,624	15.4%	31,779	17.2%

Total net revenues	$66,322		$59,319		$193,240		$185,086

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2011, local sales, excluding political revenues, represented approximately 82% and 63% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 59% and 61% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2010 and 2011, respectively. The automotive industry, representing approximately 10% of our radio net revenues, is the largest category for our radio division for the nine-month periods ended November 30, 2010 and 2011, respectively.
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
Arbitron Inc., the supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (PPMTM) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPMTM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service began in the New York and Los Angeles markets in October 2008, in the St. Louis market in October 2009, and the Austin and Indianapolis markets in the fall of 2010. In each market in which the service has launched, there has been a compression in the relative ratings of all stations in the market, increasing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different.
The results of our domestic radio operations are heavily dependent on the results of our New York and Los Angeles markets. These markets account for approximately 45% of our domestic radio net revenues. As discussed below, during the three-month period ended November 30, 2011, both KPWR-FM in Los Angeles and our New York radio cluster trailed the performance of the markets in which they operate.
KPWR-FM in Los Angeles trailed the overall Los Angeles radio market during the three-month period ended November 30, 2011. For the three-month period ended November 30, 2011, KPWR-FM’s gross revenues were down 4.1%, whereas Miller Kaplan reported that Los Angeles radio market total gross revenues were down 3.8% versus the same period of the prior year.
Our radio cluster in New York trailed the performance of the overall New York radio market during the three-month period ended November 30, 2011. For the three-month period ended November 30, 2011, our New York radio stations’ gross revenues were down 15.2%, whereas Miller Kaplan reported that New York radio market total gross revenues were down 1.7% versus the same period of the prior year. Our adult urban station, WRKS-FM, was particularly weak during the quarter. We have made certain programming changes and have increased promotional spending for the station in an attempt to improve its ratings position.

As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, “EOC”) Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 9 to our condensed consolidated financial statements for a discussion of the sale of one of our radio stations in New York and our two radio stations in Chicago.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2011, we have recorded approximately $237.2 in goodwill and FCC licenses, which represents approximately 65% of our total assets.
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
Results of Operations for the Three-month and Nine-Month Periods Ended November 30, 2011, Compared to November 30, 2010
Net revenues:

	For the three months ended November 30,				For the nine months ended November 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$47,817	$39,782	$(8,035)	(16.8)%	$143,622	$135,180	$(8,442)	(5.9)%
Publishing	18,505	19,537	1,032	5.6%	49,618	49,906	288	0.6%

Total net revenues	$66,322	$59,319	$(7,003)	(10.6)%	$193,240	$185,086	$(8,154)	(4.2)%

Radio net revenues decreased in the three-month and nine-month periods ended November 30, 2011 as compared to the same period of the prior year principally due to the July 15, 2011 commencement of a Local Marketing Agreement (“LMA”) related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. During the time these stations were operated pursuant to the LMA, Emmis recorded, as net revenue, a $0.3 million monthly LMA fee, but did not record advertising sales during this period. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets decreased 1.8% and increased 0.8% for the three-month and nine-month periods ended November 30, 2011 as compared to the same periods of the prior year. Excluding the Merlin Stations, our gross revenues as reported to Miller Kaplan decreased 4.9% and increased 0.9% for the three-month and nine-month periods ended November 30, 2011 as compared to the same periods prior year. For the three-month period ending November 30, 2011, our gross revenues exceeded the market average in Indianapolis, but trailed market performance in all other markets measured by Miller Kaplan. For the nine-month period ending November 30, 2011, our gross revenues exceeded the market growth rate in Indianapolis and Los Angeles, but trailed the market growth rate in New York, St. Louis and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market. During the three months ended November 30, 2011, more advertisers targeted adult consumers at the expense of younger demographics. Since our portfolio of stations predominantly serves 18-34 year-old consumers, this shift in advertising adversely impacted us. Furthermore, we experienced a significant drop in movie advertising, a category that is historically among our top ten. For the nine-month period ended November 30, 2011 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 3.6%, and our minutes sold were down 3.1%.

Publishing net revenues increased in the three-month and nine-month periods ended November 30, 2011 as compared to the same periods of the prior year as the local advertising environment, which had been stagnant for much of the year, began to improve in our fiscal third quarter.
Station operating expenses, excluding depreciation and amortization expense:

	For the three months ended November 30,				For the nine months ended November 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$32,547	$31,029	$(1,518)	(4.7)%	$102,598	$101,796	$(802)	(0.8)%
Publishing	16,584	16,874	290	1.7%	46,777	47,590	813	1.7%

Total station operating expenses, excluding depreciation and amortization expense	$49,131	$47,903	$(1,228)	(2.5)%	$149,375	$149,386	$11	0.0%

Station operating expenses, excluding depreciation and amortization expense, for the three-month and nine-month periods ended November 30, 2011 were down approximately $1.5 million and $0.8 million, respectively, for our radio division. The decrease in station operating expenses is principally due to the LMA and sale of the Merlin Stations.
Station operating expenses, excluding depreciation and amortization expense, for publishing for the three-month and nine-month periods ended November 30, 2011 were both up 1.7% over the prior year.
Corporate expenses, excluding depreciation and amortization expense:

	For the three months ended November 30,				For the nine months ended November 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,403	$4,972	$1,569	46.1%	$13,278	$15,276	$1,998	15.0%
During the three-month period ending November 30, 2011, the Company paid a $1.7 million bonus to certain employees in connection with the sale of the Merlin Stations. We also incurred approximately $0.3 million of professional fees associated with the Fourth Amendment to our Credit Agreement as discussed in Note 11 to the accompanying condensed consolidated financial statements. During the three months ended November 30, 2010, we incurred $0.7 related to performance incentives earned during the quarter. No such incentives were earned during the three months ended November 30, 2011.
In addition to the items described above, during the nine-month period ended November 30, 2010, the Company incurred approximately $3.1 million of expenses related to a going private transaction. During the nine months ended November 30, 2011, the Company incurred approximately $3.0 million of costs associated with the Third Amendment discussed in Note 10 to the accompanying condensed consolidated financial statements and approximately $0.7 million for a discretionary bonus paid to substantially all corporate employees.

Depreciation and amortization:

	For the three months ended November 30,				For the nine months ended November 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,867	$1,225	$(642)	(34.4)%	$5,677	$4,670	$(1,007)	(17.7)%
Publishing	122	117	(5)	(4.1)%	382	347	(35)	(9.2)%
Corporate	307	409	102	33.2%	1,007	955	(52)	(5.2)%

Total depreciation and amortization	$2,296	$1,751	$(545)	(23.7)%	$7,066	$5,972	$(1,094)	(15.5)%

The decrease in depreciation expense for the three-month and nine-month periods ended November 30, 2011 is mostly attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets. Also, property and equipment of the Merlin stations has been sold and is no longer being depreciated and our license in Slovakia was extended by an additional eight years and is now being amortized through February 2021.
Loss on sale of assets:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Loss on sale of assets:
Radio	$3	$—	$(3)	$3	$790	$787
Publishing	—	—	—	—	24	24
Corporate	—	—	—	—	—	—

Total loss on sale of assets:	$3	$—	$(3)	$3	$814	$811

In July 2011, Emmis sold its office building in Terre Haute, Indiana for $0.2 million and recorded a loss on sale of assets of $0.8 million.
Operating income (loss):

	For the three months ended November 30,				For the nine months ended November 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$13,400	$7,528	$(5,872)	(43.8)%	$35,344	$27,924	$(7,420)	(21.0)%
Publishing	1,799	2,546	747	41.5%	2,459	1,945	(514)	(20.9)%
Corporate	(3,710)	(5,381)	(1,671)	(45.0)%	(14,285)	(16,231)	(1,946)	(13.6)%

Total operating income:	$11,489	$4,693	$(6,796)	(59.2)%	$23,518	$13,638	$(9,880)	(42.0)%

Radio operating income decreased in the three-month and nine-month periods ended November 30, 2011 mostly due to the commencement of the LMA and sale of the Merlin Stations and related severance and transactions costs as described above.
Publishing operating income increased in the three-month period ended November 30, 2011 due to stronger local advertising demand, but is still down for the nine-month period ended November 30, 2011 as growth of operating expenses, excluding depreciation and amortization expense, while minimal, has outpaced net revenue growth.
Corporate operating losses varied during the three-month and nine-month periods ended November 30, 2011 predominately due to significant transaction-related costs in all periods as described above.

Interest expense:

	For the three months ended November 30,				For the nine months ended November 30,
	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)

Interest expense	$5,195	$6,257	$1,062	20.4%	$16,084	$21,681	$5,597	34.8%
Although the Company repaid approximately $121.4 million of Credit Agreement debt in connection with the sale of its controlling interest of Merlin Media LLC, interest expense increased during the three-month and nine-month periods by $1.1 million and $5.6 million, respectively. The increase in interest expense for both the three-month and nine-month periods ended November 30, 2011 is mostly due to the Third Amendment to our Credit Agreement, which was effective March 29, 2011. Subsequent to the Third Amendment, the interest rate on our Credit Agreement debt held by Canyon, which as of November 30, 2011 was $110.2 million, changed from LIBOR + 4% to a minimum of 12.25% per annum. Also in accordance with the Third Amendment, the Company now pays an exit fee upon repayment of a portion of our term loans ranging from 3% to 6% of the balance repaid. The Company is accruing this exit fee over the term of the Extended Term Loans as a component of interest expense.
Loss on debt extinguishment:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Loss on debt extinguishment	$—	$525	$525	$—	$2,003	$2,003
During the three-month period ended November 30, 2011, the Company recorded a loss on debt extinguishment of $0.5 million related to the write-off of debt fees associated with term loans repaid during the quarter. The loss on debt extinguishment for the nine-month period ended November 30, 2011 includes a $1.5 million loss on debt extinguishment as a portion of our term loans were deemed to be substantially modified in connection with the Third Amendment.
Gain on sale of controlling interest Merlin Media LLC:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Gain on sale of controlling interest in Merlin Media LLC	$—	$31,805	$31,805	$—	$31,805	$31,805
On September 1, 2011, the Company sold a controlling interest in Merlin Media LLC for $130 million in cash proceeds. Additionally, the Company retained a preferred and common equity interest in Merlin Media LLC. The gain on sale of controlling interest was measured as the aggregate of cash received and the fair value of the retained noncontrolling interests in Merlin Media LLC, less the Company’s carrying value of the assets and liabilities sold.

Provision for income taxes:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Provision (benefit) for income taxes	$4,068	$(27,477)	$(31,545)	$4,316	$(26,987)	$(31,303)
The benefit for income taxes for the three-month and nine-month periods ended November 30, 2011, principally relates to the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations.
The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles.
(Gain) loss from discontinued operations, net of tax:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

(Gain) loss from discontinued operations, net of tax	$34	$(1,903)	$(1,937)	$229	$(4,693)	$(4,922)
Our Hungarian radio operations and the operations of our Flint Peak Tower Site have been classified as discontinued operations in the accompanying condensed consolidated statements. The increase in income from discontinued operations, net of tax, for the nine months ended November 30, 2011 mostly relates to the gain on sale of the Flint Peak Tower Site. The gain reflected in the three months ended November 30, 2011 mostly relates to the reclassification of tax expense previously shown in discontinued operations that is no longer applicable since we now have pre-tax income from continuing operations.
Consolidated net income:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Consolidated net income	$2,060	$58,702	$56,642	$2,651	$53,387	$50,736
Consolidated net income increased between periods mostly due to the gain on sale of the Merlin Stations, including the benefit for income taxes, both of which are described above.
Gain on extinguishment of preferred stock:

	For the three months ended November 30,			For the nine months ended November 30,
	2010	2011	$ Change	2010	2011	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)

Gain on extinguishment of preferred stock	$—	$55,835	$55,835	$—	$55,835	$55,835

During the three-month period ended November 30, 2011, the Company purchased or purchased rights in 1,681,429 shares of its preferred stock for $28.3 million. Preferred stock is carried on the balance sheet at its liquidation preference of $50 per share. The shares that Emmis purchased rights in are considered retired from an accounting perspective, and thus Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the carrying amount of the preferred stock.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.
At November 30, 2011, we had cash and cash equivalents of $9.9 million and net working capital of $7.6 million. At February 28, 2011, we had cash and cash equivalents of $6.1 million and net working capital of $12.1 million. Cash and cash equivalents held at various European banking institutions at February 28, 2011 and November 30, 2011 was $5.8 million and $5.2 million (which includes approximately $1.1 million of cash related to our Slager discontinued operation which is classified as current assets — discontinued operations in the condensed consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.
During the nine months ended November 30, 2011, the Company sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million in cash. Prior to its sale, the carrying value of this investment was $1.2 million and was shown in other assets, net on the condensed consolidated balance sheets. Proceeds from the sale were used to repay amounts outstanding under our senior credit facility.
On September 1, 2011, the Company completed the disposition of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owns the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233). The sale was made pursuant to the Purchase Agreement, initially disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011 (as amended by a Current Report on Form 8-K/A filed with the Commission on June 24, 2011). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.
On September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a discretionary bonus of $1.7 million to certain employees that were key participants in the Merlin Media transaction. The discretionary bonus is reflected in corporate expenses, excluding depreciation and amortization expense in the three-month period ending November 30, 2011.
On various dates in November 2011, the Company issued senior unsecured notes to Zell Credit Opportunities Master Fund L.P. (“Zell”) totaling $28.5 million. Cash proceeds from the notes were used to either purchase or purchase rights in 1,681,421 shares of the Company’s preferred stock and to pay fees and expenses. Pursuant to the Notes Purchase Agreement between the Company and Zell, the Company may issue additional notes, but the aggregate total of all notes issued cannot exceed $35.0 million.

On December 1, 2011, Emmis launched a modified “Dutch auction” tender offer to purchase up to $6.0 million in cash of its Preferred Stock at a price per share not less than $14.00 and not greater than $15.56. Pursuant to the tender offer, Emmis purchased 164,400 shares of its Preferred Stock at $15.56 per share. The total purchase price of $2.9 million, including $0.3 million of fees and expenses, was funded through additional ECC senior unsecured Notes, bringing the total amount of such notes issued to date to $31.4 million out of a maximum amount of $35.0 million.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash used in operating activities was $0.3 million for the nine-month period ended November 30, 2011 versus cash provided by operating activities of $7.8 million in the same period of the prior year. The decrease in cash flows from operating activities is mostly due to the increase in interest costs as a result of higher interest rates associated with the Third Amendment as previously discussed, transaction costs associated with the sale of a controlling interest in Merlin Media LLC as previously discussed and a decrease in cash provided by our discontinued operations.
Investing Activities
Cash provided by investing activities was $133.7 million for the nine-month period ended November 30, 2011 versus cash used in investing activities of $2.5 million in the same period of the prior year. During the nine-month period ended November 30, 2011, the Company sold a controlling interest in the Merlin Stations for $130.0 million in cash, sold its Flint Peak Tower Site for $5.8 million of net cash proceeds and sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million of net cash proceeds. The proceeds related to the Flint Peak Tower sale are classified as cash provided by discontinued operations in the accompanying condensed consolidated statements of cash flows. Partially offsetting the net cash proceeds on the sales described above was approximately $3.3 million of capital expenditures. In the prior year, the only substantial use of cash was for $2.4 million of capital expenditures. Investing activities generally include capital expenditures and business acquisitions and dispositions.
We expect capital expenditures related to continuing operations to be approximately $6.8 million in the current fiscal year, compared to $4.2 million in fiscal 2011. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our credit facility.
Financing Activities
Cash used in financing activities was $129.7 million for the nine-month period ended November 30, 2011, versus cash provided by financing activities of $0.5 million in the same period of the prior year. Cash used in financing activities in the nine-month period ended November 30, 2011 primarily relates to net payments related to our senior credit agreement of $122.7 million, payments to either purchase or purchase rights in preferred stock of $28.3 million, payments for other debt-related costs of $4.2 million and distributions to noncontrolling interests of $3.1 million, all of which are partially offset by the issuance of senior unsecured notes of $28.5 million.
Cash provided by financing activities for the nine-month period ended November 30, 2010 primarily relates to the $3.5 million of net borrowings of debt under our Credit Agreement partially offset by $2.8 million used to pay cash distributions to noncontrolling interests ($0.4 million of which is related to Slager and thus classified as discontinued operations).

As of November 30, 2011, Emmis had $208.3 million of borrowings under the Credit Agreement ($12.0 million current and $196.3 million long-term), $28.6 million of senior unsecured notes (entirely long-term) and $56.4 million of Preferred Stock outstanding. Approximately $110.2 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum is to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The senior unsecured notes compound quarterly at a rate of 22.95% per annum and is paid in kind, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. As of November 30, 2011, our weighted average borrowing rate under our Credit Agreement was approximately 8.6%. Including the senior unsecured notes, our weighted average borrowing rate at November 30, 2011 was 10.4%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $2.0 million for mandatory repayment of term notes under our Credit Agreement, $10.0 million for revolver borrowings under our Credit Agreement as the revolver is set to expire on November 2, 2012, and a minimum of $8.3 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of the filing date of this report, cumulative preferred dividends in arrears total $9.8 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends remain unpaid for more than six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors. One of these directors, Joseph R. Siegelbaum, subsequently resigned. The Third Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.
As of January 4, 2012, we had $7.4 million available for additional borrowing under our credit facility, which is net of $0.6 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2011. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 9 to our condensed consolidated financial statements for a discussion of the sale of one of our radio stations in New York and our two radio stations in Chicago.
Intangibles
Approximately 65% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from February 2021 to February 2026. While all of our international broadcasting licenses were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses.

Regulatory, Legal and Other Matters
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.
On December 24, 2010, Emmis entered into an agreement with Bose McKinney & Evans, LLP (“Bose”) and JS Acquisition LLC for the purpose of coordinating the prosecution of certain litigation (the “Litigation”) by JS Acquisition against Alden Global Distressed Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Media Holdings, LLC (collectively, “Alden”) relating to the going private transaction in which Emmis, JS Acquisition and Alden participated. Under the terms of the agreement, Bose represented both Emmis and JS Acquisition in connection with the Litigation. Subsequently, Alden sued each of the directors of Emmis in New York state court alleging breach of fiduciary duty and related claims. Alden’s suit against each of the directors was dismissed on July 14, 2011. In addition, on March 21, 2011, Emmis filed suit against Alden in Federal District Court for the Southern District of New York, seeking recoupment of approximately $0.3 million of short-swing profits under section 16 of the Securities Exchange Act of 1934. Also, on November 18, 2011, Emmis filed suit against Joseph R. Siegelbaum, a director elected by the preferred shareholders in July 2011, alleging breach of fiduciary duty and tortious interference with prospective business advantage. In connection with the purchase of preferred stock owned by Alden discussed in Note 11, Alden, Emmis, Joseph R. Siegelbaum and Jeffrey H. Smulyan entered into a mutual release of any claims existing between (i) Alden, certain affiliated entities, Joseph R. Siegelbaum and certain other persons, on the one hand, and (ii) Emmis, certain affiliated entities, Jeffrey H. Smulyan, Emmis’ Chief Executive Officer and President, and certain entities affiliated with Mr. Smulyan, on the other hand. The mutual release became effective November 28, 2011.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2011 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
During the three-month period ended November 30, 2011, we purchased 1,681,429 shares of Series A cumulative convertible preferred stock pursuant to a previously approved repurchase program. No common stock repurchases were made during the three-month period ended November 30, 2011, nor was there withholding of shares of stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our purchases of preferred stock during the three months ended November 30, 2011:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
	Purchased	Share	Programs	Programs (in 000’s) (1)
September 1, 2011 – September 30, 2011	—	N/A	—	$—
October 1, 2011 – October 31, 2011	—	N/A	—	$—
November 1, 2011 – November 30, 2011	1,681,429	15.56	1,681,429	$6,507

	1,681,429		1,681,429

(1)
On November 14, 2011, the Company announced that under the terms of its senior unsecured notes, the Company has the ability to purchase up to $35.0 million of its outstanding Series A cumulative convertible preferred stock. As of November 30, 2011, the Company has $6.5 million available to it for preferred stock transactions. Any prior share repurchase program is no longer operative. During the month ended November 30, 2011, Emmis purchased 1,681,429 preferred shares at an average price of $15.56 per share. In connection with the preferred share purchases, Emmis incurred approximately $2.3 million of fees and expenses which reduced availability of funds to purchase additional preferred shares.

Item 3.	Defaults Upon Senior Securities
The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of the filing date of this report, cumulative preferred dividends in arrears total $9.8 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. However, since dividends remain unpaid for more than six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors. One of these directors, Joseph R. Siegelbaum, subsequently resigned.

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

4.1
Note Purchase Agreement, dated November 10, 2011, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (b) to the Company’s Schedule TO-I filed December 1, 2011.

10.1	Employment Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh.*++

10.2	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh.*++

10.3
Total Return Swap Confirmation, dated November 28, 2011, by and between Alden Global Distressed Opportunities Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(1) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.4
Voting Agreement, dated November 28, 2011, by and among Alden Global Distressed Opportunities Master Fund, L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(2) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.5
Total Return Swap Confirmation, dated November 14, 2011, by and between Valinor Credit Partners Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(3) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.6
Voting Agreement, dated November 14, 2011, by and among Valinor Credit Partners Master Fund, L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(4) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.7
Total Return Swap Confirmation, dated November 14, 2011, by and between Sugarloaf Rock Capital, LLC and Emmis Communications Corporation incorporated by reference from Exhibit (d)(5) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.8
Voting Agreement, dated November 14, 2011, by and among Sugarloaf Rock Capital, LLC, J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(6) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.9
Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Partners Qualified L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(7) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.10
Voting Agreement, dated November 14, 2011, by and among Third Point Partners Qualified L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(8) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.11
Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Partners L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(9) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.12
Voting Agreement, dated November 14, 2011, by and among Third Point Partners L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(10) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.13
Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Offshore Master Fund L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(11) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.14
Voting Agreement, dated November 14, 2011, by and among Third Point Offshore Master Fund L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(12) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.15
Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Ultra Master Fund L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(13) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.16
Voting Agreement, dated November 14, 2011, by and among Third Point Ultra Master Fund L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(14) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.17	Second Amended and Restated Limited Liability Company Agreement of Merlin Media, dated September 1, 2011 incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed September 2, 2011.

10.18	Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed with this report

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

EMMIS COMMUNICATIONS CORPORATION
Date: January 12, 2012	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer