Form 10-K
period 2012-02-29
EMMIS COMMUNICATIONS CORP
filed 2012-05-10
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended February 29, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $24,027,000.

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 1, 2012, was:

34,077,279	Class A Common Shares, $.01 par value
4,722,684	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for April 2, 2012 Special Meeting of Shareholders filed on March 21, 2012	Part III
Proxy Statement for 2012 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

PART I

ITEM 1. BUSINESS.

GENERAL

We are a diversified media company, principally focused on radio broadcasting. We operate the 8th largest publicly traded radio portfolio in the United States based on total listeners. Emmis owns 18 FM and two AM radio stations in New York, Los Angeles, St. Louis, Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there), Indianapolis and Terre Haute, IN. One of our FM radio stations in Los Angeles and one of our FM radio stations in New York are operated pursuant to Local Marketing Agreements (LMA’s) whereby third parties provide the programming for the stations and sell all advertising within that programming.

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

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Investing in Radio 2011 (4th Edition). “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the based on the March 2012 Portable People MeterTM (PPMTM) results or, in the case of our Terre Haute stations, based on the Fall 2011 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Arbitron.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
Los Angeles, CA [1]	1
KPWR-FM		Hip-Hop	18-34	1	7.5

New York, NY [2]	2
WQHT-FM		Hip-Hop	18-34	1	8.1

St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	5	7.8
KSHE-FM		Album Oriented Rock	25-54	8	5.3
KIHT-FM		Classic Hits	25-54	9	5.2
KFTK-FM		Talk	25-54	14	3.9

Austin, TX	33
KLBJ-AM		News/Talk	25-54	5t	5.7
KLZT-FM		Mexican Regional	18-34	2	8.1
KBPA-FM		Adult Hits	25-54	2	6.1
KLBJ-FM		Album Oriented Rock	25-54	5t	5.7
KGSR-FM		Adult Album Alternative	25-54	12t	4.0
KROX-FM		Alternative Rock	18-34	9	5.1

Indianapolis, IN	35
WFNI-AM		Sports Talk	25-54	16	3.2
WYXB-FM		Soft Adult Contemporary	25-54	5	6.2
WLHK-FM		Country	25-54	8	5.2
WIBC-FM		News/Talk	35-64	7	5.8

Terre Haute, IN	226
WTHI-FM		Country	25-54	1	21.0
WWVR-FM		Classic Rock	25-54	3	11.0

[1]

Our second station in Los Angeles, KXOS-FM, is operating pursuant to a LMA. Under the terms of the LMA, Grupo Radio Centro, S.A.B. de C.V provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate KXOS-FM.

[2]

Our second station in New York, WRKS-FM, is operating pursuant to a LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WRKS-FM.

In addition to our other domestic radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to nearly 85 affiliated radio stations in Indiana. Internationally, we own and operate national radio networks in Slovakia and Bulgaria.

PUBLISHING OPERATIONS

We publish the following magazines:

Monthly Paid & Verified Circulation[1]
Regional Magazines:
Texas Monthly	311,000
Los Angeles	142,200
Atlanta	67,000
Orange Coast	54,100
Indianapolis Monthly	42,500
Cincinnati	41,300

Specialty Magazines[2]:
Country Sampler	349,300
Smart Retailer	19,700

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

[1]	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2011)
[2]	Our specialty magazines are circulated bimonthly

COMPETITION

Radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet and direct marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Los Angeles). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners or viewers, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the Federal Communications Commission (the “FCC”) permit certain joint ownership and joint operation of local stations. All of our radio stations take advantage of these joint arrangements in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

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

ADVERTISING SALES

Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 29, 2012, approximately 21% of our total advertising revenues were derived from national sales, and 79% were derived from local and regional sales. For the year ended February 29, 2012, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (83%) than our publishing entities (67%).

EMPLOYEES

As of February 29, 2012, Emmis had approximately 810 full-time employees and approximately 330 part-time employees. Approximately 30 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.

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

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of March 31, 2012:

Radio Market	Stations	City of License	Frequency	Expiration Date of License[1]	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2013	B	3035	25
	KXOS-FM	Los Angeles, CA	93.9	December 2013	B	3009	18.5

New York, NY	WQHT-FM	New York, NY	97.1	June 2014	B	1339	6.7
	WRKS-FM	New York, NY	98.7	June 2014	B	1362	6

St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2013	C1	561	100
	KIHT-FM	St. Louis, MO	96.3	February 2013	C1	1027	80
	KPNT-FM 3	Collinsville, IL	105.7	February 2005 [2]	C	1375	100
	KSHE-FM	Crestwood, MO	94.7	February 2013	C0	1027	100

Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2013	C0	1257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2013	C	1926	100
	KLZT-FM	Bastrop, TX	107.1	August 2013	C2	499	49
	KLBJ-AM	Austin, TX	590	August 2013	B	N/A	5 D /1 N
	KLBJ-FM	Austin, TX	93.7	August 2013	C	1050	97
	KROX-FM	Buda, TX	101.5	August 2013	C2	847	12.5

Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2012	B	N/A	50 D /10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2012	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2004 [2]	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2012	B	492	50

Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2012	B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2012	A	295	3.3

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

[3]

The FCC has authorized changes in technical facilities for KPNT-FM at a new transmitter site as follows: FCC Class, C1; Height Above Average Terrain, 715 ft; and Effective Radiated Power, 64 kW. An application is pending to modify the KPNT authorization by increasing the Height Above Average Terrain to 835 ft. and concomitantly reducing the Effective Radiated Power to 54 kW. The station is authorized to continue operation with its existing facilities until the new facilities are constructed. The KPNT-FM changes require change of the city of license of station KSEF-FM from Farmington to St. Genevieve, MO, which the FCC has approved.

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

In June of 2003, the FCC modified several of its regulations governing the ownership of radio stations in local markets. In June of 2004, however, the United States Court of Appeals for the Third Circuit released a decision which, while affirming the FCC in certain respects, found fault with other aspects of the FCC’s revised rules, remanded them to the agency for further proceedings, and extended a stay on the implementation of certain of the new rules. In December of 2007, the FCC adopted a decision pursuant to the remand ordered by the Court of Appeals. The FCC relaxed its long-standing prohibition on common ownership of a television or radio station and daily newspaper in the same market, presumptively allowing such ownership under limited circumstances. The FCC, however, largely left intact its other pre-2003 ownership rules, including those limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a local market. The FCC’s decision was appealed by a number of parties (not including Emmis). The Third Circuit issued a decision in July 2011 which upheld the FCC’s decisions regarding all of its rules except for the revised newspaper/broadcast cross-ownership rule, which the Court vacated and remanded to the Commission based on the Court’s finding that the agency had failed to provide adequate notice and opportunity for comment on the changes to that rule. Several parties (not including Emmis) have petitioned for Supreme Court review of the Third Circuit’s ruling, and those petitions remain pending. Several other parties also jointly filed a petition for reconsideration of the December 2007 decision with the FCC, and that petition similarly remains pending. In 2010, the FCC commenced its most recent statutory quadrennial review of its broadcast ownership rules, and that proceeding is also ongoing. We cannot predict whether such appeals or proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

The discussion below reviews the pertinent ownership rules currently in effect as well as the changes in the newspaper/broadcast rule adopted in the FCC’s December 2007 decision, which the FCC has largely proposed to reinstate in its most recent quadrennial review.

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

For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. On April 3, 2009, Emmis entered into an LMA for KXOS-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KXOS-FM started on April 15, 2009 and will continue for up to 7 years. The LMA fee is $7 million per year. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming for broadcast. Emmis recently amended the purchase right to permit designees of GRC, subject to certain conditions, to purchase the station for $85.5 million if such purchase can be closed by March 27, 2013. Additionally, on April 26, 2012, a subsidiary of Emmis entered into a LMA with New York AM Radio, LLC pursuant to which, commencing April 30, 2012, it began purchasing from Emmis the right to provide programming on radio station WRKS-FM, 98.7FM, New York, NY until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of New York AM Radio, LLC, has guaranteed the obligations under the LMA. Emmis’ subsidiary will retain ownership of the 98.7FM during the term of the LMA and will receive an annual fee of $8.4 million for the first year of the term under the LMA, which fee will increase by 3.5% each year thereafter until the LMA’s termination. In its most recent quadrennial review, the FCC has also sought comment on whether to expand the categories of agreements that are considered for purposes of evaluating compliance with the ownership rules to include agreements such as “shared services agreements” and/or “local news service” agreements.

Although the FCC’s June 2003 decision did not change the numerical caps under the local radio rule, the FCC adjusted the rule by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer commits to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Subsequently, however, the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations, we would therefore have to “spin off” one FM station to a separate buyer. The FCC has proposed to retain intact its local radio ownership rule, and has sought comment on alternatives to its previous definition of eligible small businesses, in its most recent quadrennial review.

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

For purposes of this rule, the FCC counts as “voices” commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and no more than one cable operator. The FCC will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a “failed station.” The FCC has proposed to eliminate this rule in its most recent quadrennial review.

FCC rules also generally prohibit common ownership of a daily newspaper and a radio or television station in the same local market. As noted above, in its December 2007 decision, the FCC adopted rules that contained a presumption in favor of allowing ownership of one television or radio station in combination with one daily newspaper in the 20 largest media markets. In smaller markets, there would have been a presumption against allowing such ownership. In the case of proposed TV/newspaper combinations, the TV station could not be among the top four ranked stations in its market, and at least eight independently owned and operated TV stations would have had to remain in the market post-transaction. As also noted above, the Third Circuit vacated these changes to the newspaper/broadcast cross-ownership ban on procedural grounds, but the FCC has largely proposed to reinstate them in its most recent quadrennial review.

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

ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the FCC’s rules where the broadcasting company and such a stockholder, officer or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

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

In August 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the company adopted a compliance plan intended to avoid future indecency violations, (ii) the company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the company based on allegedly indecent broadcasts, and agreed not to use against the company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by an announcer at an Emmis station that has since been sold raised any substantial and material questions concerning the company’s qualifications to hold FCC licenses. The Consent Decree was subsequently upheld by a federal court of appeals. Petitions were filed against the license renewal applications of KPNT and the previously owned station, and an informal objection was filed against the license renewals of the company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. The petition against KPNT remains pending. The objections against the Indiana license renewals and a petition for reconsideration of the grant of those applications were rejected by the FCC, but applications for review of those FCC actions are pending. Subsequent to the approval of the Consent Decree, the company has received letters of inquiry from the FCC alleging additional violations of the indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.

The FCC’s indecency rules are also the subject of ongoing litigation. In July 2010, the Second Circuit held the FCC’s indecency standards to be unconstitutionally vague in violation of the First Amendment. The Second Circuit later vacated the agency decision at issue in another appeal based on its earlier decision. The FCC is challenging these rulings in the Supreme Court in a case which remains pending. The Third Circuit issued a decision vacating another FCC indecency ruling in November 2011, and the FCC has sought Supreme Court review of this decision. Several district court actions regarding the indecency rules also remain pending. The outcome of these judicial proceedings will affect future FCC policies in this area and could impact the FCC’s action on the outstanding complaints involving Emmis stations.

In 2006, the FCC commenced an industry-wide inquiry into possible violations of sponsorship identification requirements and “payola” in the radio industry. Its initial inquiries were directed to four radio groups (Emmis was not one of them), and in April 2007, those groups entered into Consent Decrees with the FCC to resolve outstanding investigations and allegations. Emmis received similar inquiries from the FCC concerning an individual complaint which alleged violations of the sponsorship identification requirements and submitted responses and in April 2011 entered into a Consent Decree with the FCC to resolve these inquiries. Pursuant to the Consent Decree, (i) the company adopted a compliance plan intended to avoid violations of the sponsorship identification requirements, (ii) the company agreed to make a voluntary payment of $12,000 to the U.S. Treasury, and (iii) the FCC terminated its investigation of the matters covered by the complaint and agreed not to use against the company the facts that it had developed in its investigation of the complaint or the existence of the Consent Decree.

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

ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a new low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November of 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. Nevertheless, we cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

In June of 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area.

The FCC also previously authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. In July of 2008, the two original SDARS companies—Sirius Satellite Radio, Inc. and XM Satellite Radio Holdings, Inc.—merged into a new company called Sirius XM, which currently provides nationwide programming service. Sirius XM also offers channels that provide local traffic and weather information for major cities.

In October of 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March 2005, the FCC announced that, pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio®. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. (The FCC subsequently imposed such a requirement on television stations in November of 2007; broadcasters challenged the requirement and the FCC later vacated it, but the agency has since sought comment on whether it should reimpose a similar mandate.) In January 2010, the FCC revised its DAB service rules to allow FM DAB stations to increase the permitted power levels of DAB transmissions. In September 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio® features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.

For the license period 2006-2015, Emmis has been paying royalty rates for non-interactive Internet streaming of sound recordings in accordance with a settlement agreement reached in February 2009 between the National Association of Broadcasters (“NAB”) and SoundExchange (the entity that represents the recording industry and receives royalty payments from webcasters). On March 9, 2011, the Copyright Royalty Board (“CRB”) published statutory royalty rates and terms for non-interactive Internet streaming of sound recordings for 2011-2015. The rates do not apply to services, like Emmis’ Internet streaming services, that are governed by the NAB-SoundExchange settlement. For radio broadcasters, however, the CRB modeled the statutory rates after the rates agreed to in the settlement; both sets of rates increase from 0.17 cent per listener per song in 2011 to 0.25 cent per listener per song in 2015. A group of noncommercial educational college broadcasters appealed the CRB’s decision, challenging the appointment of the Copyright Royalty Judges as violating the Appointments Clause of the U.S. Constitution. The appeal was argued on February 7, 2012 and remains pending. The outcome of the appeal, however, will not directly affect groups such as Emmis that pay rates under separately negotiated agreements.

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

In February of 2012, Congress passed legislation authorizing the FCC to conduct an incentive auction to redistribute spectrum currently used by television broadcasters and to require television broadcasters that do not participate in the auction to make certain modifications to their transmission facilities. The spectrum used by radio broadcasters such as Emmis, however, is not included in this legislation, and the FCC will need to adopt rules to implement it.

Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;

•	proposals to change rules relating to political broadcasting;

•	technical and frequency allocation matters;

•	AM stereo broadcasting;

•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;

•	proposals permitting FM stations to accept formerly impermissible interference;

•	proposals to reinstate holding periods for licenses;

•	changes to broadcast technical requirements related to the implementation of SDARS;

•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting;

•	proposals to modify broadcasters’ public interest obligations;

•	proposals to limit the tax deductibility of advertising expenses by advertisers; and

•	proposals to regulate violence and hate speech in broadcasts.

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

REGULATION OF BROADCASTING IN OTHER COUNTRIES

Each of our broadcast properties outside the United States also operates pursuant to licenses granted by a government regulator comparable to the FCC. The following table sets forth the regulator, the city or country of license and the license expiration date for each of our international radio properties:

Property	Country	Regulator	Expiration
Radio Expres	Slovakia	Council for Broadcasting and Retransmission	February 2021
Radio FM+	Bulgaria	The Council for Electronic Media	February 2024 to February 2026
Radio Fresh	Bulgaria	The Council for Electronic Media	February 2025 to February 2026
Star FM	Bulgaria	The Council for Electronic Media	February 2026

Broadcast licenses in many foreign countries do not necessarily confer the same renewal expectancy as U.S. radio stations broadcast licenses. While we believe that we have reasonable prospects for securing extensions of our remaining international broadcast licenses, we cannot be sure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our international operations. For instance, on October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We are seeking equitable relief through the International Centre for Settlement of Investment Disputes (“ICSID”) as we believe the award of the license by the ORTT to the other bidder violated Hungarian law and various bilateral investment treaties.

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

	Year Ended Febraury 28 (29),
	2010	2011	2012
	(amounts in thousands)
Net Revenues:
Domestic	$225,909	$236,329	$222,489
International	16,193	14,427	13,518

Total	$242,102	$250,756	$236,007

	As of February 28 (29),
	2010	2011	2012
	(amounts in thousands)
Noncurrent Assets:
Domestic	$412,140	$400,228	$279,188
International	10,490	8,299	6,891

Total	$422,630	$408,527	$286,079

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

We have a significant amount of indebtedness. At February 29, 2012, our total indebtedness was $237.7 million, consisting of $203.8 million under our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on March 3, 2009, August 19, 2009, March 29, 2011, November 10, 2011, March 20, 2012 and April 26, 2012 (the “Credit Agreement”) and $33.9 million of our senior unsecured notes. Our shareholders’ deficit was $101.2 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

Our Credit Agreement begins to mature November 2, 2012 and we may not be able to refinance this indebtedness as it matures.

The revolving credit commitment (“revolver”) under our Credit Agreement matures November 2, 2012. The non-extended term loans mature November 1, 2013 and the extended term loans mature November 1, 2014. We rely on our revolver for liquidity due to the seasonality in our business. While we expect to refinance our Credit Agreement or secure other appropriate amendments prior to the maturity of our revolver, we cannot assure investors that we will be able to refinance our Credit Agreement or secure appropriate amendments on commercially reasonable terms or at all.

If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

We have a substantial amount of indebtedness, and the instrument governing such indebtedness contains restrictive financial covenants. Our ability to comply with the covenants in our debt instruments will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt instruments, or would need to refinance our debt instruments. Under amendments to our debt instruments, certain covenants have been modified or suspended, but more stringent covenant requirements are scheduled to resume in late 2012. There can be no assurance that we can obtain future amendments or waivers of our debt instruments, or refinance our debt instruments and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under our debt instruments, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our lenders under our senior credit facility have taken security interests in substantially all of our consolidated assets. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

Our debt instruments impose significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments.

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

We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market such as Los Angeles or New York, also generally has a significant effect on us. The recent recession in the global economy negatively impacted our results of operations. While economic conditions appear to be improving, unemployment remains high and we cannot ensure that our results of operations won’t be negatively impacted by delays or reversals in the economic recovery or by future economic downturns.

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

Our radio operations in New York and Los Angeles, including the LMA fee we receive from GRC, account for nearly 50% of our domestic radio revenues. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets.

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

The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	personal digital audio devices (e.g., audio via Wi-Fi, mobile phones, iPods®, iPhones®, WiMAX, the Internet and MP3 players);

•	HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

New media has resulted in fragmentation in the advertising market, but we cannot predict the impact that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations. We also cannot ensure that our investments in HD Radio® and other technologies will produce the desired returns.

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

The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Credit Agreement, and proceeds from future issuances of debt and equity, both public and private. Currently, the Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.

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

Broadcast licenses in many foreign countries do not necessarily confer the same renewal expectancy as U.S. radio stations broadcast licenses. While we believe that we have reasonable prospects for securing extensions of our remaining international broadcast licenses, we cannot be sure that such extensions will be granted or that the terms and conditions of such extensions will not have a material adverse effect on our international operations. For instance, on October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We are seeking equitable relief through the International Centre for Settlement of Investment Disputes (“ICSID”) as we believe the award of the license by the ORTT to the other bidder violated Hungarian law and various bilateral investment treaties.

Exchange rates may cause future losses in our international operations.

Because we own assets in foreign countries and derive revenue from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

We have incurred cumulative losses over the past three years and we may incur future losses.

We have reported cumulative net losses in our consolidated statement of operations over the past three years predominately due to the recording of non-cash impairment charges related to FCC licenses and goodwill. As of February 29, 2012, our FCC licenses and goodwill comprise 70% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements.

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

As of May 1, 2012, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 64% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.

Our common stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) Global Select Market.

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS.” We may not be able to meet the continued listing requirements of the Nasdaq Global Select Market, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. On August 31, 2011, we received a written deficiency notice from The Nasdaq Stock Market (“NASDAQ”) advising us that the closing bid price of our Class A common stock did not meet the continued listing requirements pursuant to NASDAQ Listing Rule 5450(a)(1). Since we did not regain compliance by the expiration of the grace period set forth in the deficiency notice on February 27, 2012, we received a staff determination of delisting. We appealed the determination and had a hearing with a NASDAQ hearings panel on April 5, 2012. On April 26, 2012, NASDAQ informed the Company that it had granted the Company’s request to allow for continued listing on the Nasdaq Global Select Market, subject to the condition that on or before August 27, 2012, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. If we are unable to satisfy the requirements of the Nasdaq Global Select Market for continued listing in the future, our common stock would be subject to delisting from that market. Any such delisting of our common stock would likely also cause our 6.25% Series A Cumulative Convertible Preferred Stock, which is listed on the Nasdaq Global Select Market under the symbol “EMMSP,” to also be delisted. A delisting of our stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our stock.

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

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities, with each of our owned properties subject to a mortgage under our Credit Agreement. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $58.3 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.

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

Emmis and certain of its officers and directors are named as defendants in a lawsuit filed April 16, 2012, in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis would violate certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares’) in favor of certain proposed amendments to Emmis’ Articles of Incorporation. The plaintiffs seek declaratory and injunctive relief.

Emmis has filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting the Swap Shares and the Trust Shares in favor of the proposed amendments. Emmis is defending this lawsuit vigorously.

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

In January 2012, ASCAP and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid in 2010 and 2011, with such fees expected to be credited over a five-year period beginning January 1, 2012.

The final fees for BMI, still to be determined by the court, may be retroactive to January 1, 2010 and may be different from the interim fees.

Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 29, 2012	YEAR FIRST ELECTED OFFICER
Richard F. Cummings	President - Radio Programming	60	1984

J. Scott Enright	Executive Vice President, General Counsel and Secretary	49	1998

Gregory T. Loewen	President - Publishing Division and Chief Strategy Officer	40	2007

Set forth below is the principal occupation for the last five years of each executive officer of the Company or its affiliates who is not also a director.

Mr. Cummings was appointed President – Radio Programming in March 2009. Mr. Cummings served as Radio Division President from December 2001 to February 2009. Prior to becoming Radio Division President, Mr. Cummings was Executive Vice President of Programming. Mr. Cummings joined Emmis in 1981.

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

Mr. Loewen was appointed President – Publishing Division and Chief Strategy Officer in March 2010. Previously, Mr. Loewen served as Chief Strategy Officer from February 2007 to February 2010. Prior to joining Emmis in February 2007, Mr. Loewen served as Vice President of Digital Media and Strategy for The Toronto Star.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION FOR OUR COMMON STOCK

Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the Nasdaq Global Select Market under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock.

The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2010	2.45	0.88
August 2010	2.30	1.48
November 2010	1.76	0.50
February 2011	1.40	0.43

May 2011	1.21	0.73
August 2011	1.25	0.58
November 2011	1.01	0.58
February 2012	0.87	0.65

HOLDERS

At May 1, 2012, there were 5,457 record holders of the Class A common stock, and there was one record holder of the Class B common stock.

DIVIDENDS

Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.

The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share, when, as, and if declared by our Board of Directors on each January 15, April 15, July 15 and October 15. Emmis last paid its quarterly dividend on October 15, 2008. As of February 29, 2012, undeclared dividends in arrears for shares outstanding in which the Company has no economic rights through total return swaps totaled $10.5 million, or $11.17 per share of Preferred Stock. The Third Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, payment of future Preferred Stock dividends is at the discretion of the Company’s Board of Directors. Failure to declare and pay the dividend is not a default under the terms of the Preferred Stock. However, since undeclared dividends in arrears exceed six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors. One of these directors, Joseph R. Siegelbaum, resigned in November 2011. Michelle D. Bergman was elected by the holders of the Preferred Stock to replace Mr. Siegelbaum at a special meeting of shareholders on April 2, 2012.

SHARE REPURCHASES

During the three-month period ended February 29, 2012, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations and purchases of Series A cumulative convertible preferred stock under the terms of our senior unsecured notes. The following table provides information on our repurchases during the three months ended February 29, 2012:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs (in 000’s) (1)
Class A Common Stock
December 1, 2011—December 31, 2011	—	N/A	—	$—
January 1, 2012—January 31, 2012	16,556	$0.71	—	$—
February 1, 2012—February 29, 2012	—	N/A	—	$—

	16,556		—

Series A Cumulative Convertible Preferred Stock
December 1, 2011—December 31, 2011	—	N/A	—	$6,507
January 1, 2012—January 31, 2012	190,100	$16.36	190,100	$—
February 1, 2012—February 29, 2012	—	N/A	—	$—

	190,100		190,100

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

[1]

On November 14, 2011, the Company announced that under the terms of its senior unsecured notes, the Company has the ability to either purchase or purchase rights in up to $35.0 million of its outstanding Series A cumulative convertible preferred stock. Emmis, in November 2011 and January 2012, either purchased or purchased rights in 1,871,529 shares of Series A cumulative convertible preferred stock on four separate occasions at an average price of $15.64 per share. No further Series A cumulative convertible preferred share purchases or purchase of rights in the preferred shares are permitted as the availability under the senior unsecured notes has expired. Any prior share repurchase program is no longer operative.

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

	Year ended February 28 (29),
	2010	% of Total	2011	% of Total	2012	% of Total
Net revenues:
Local	$143,924	59.4%	$140,872	56.2%	$129,289	54.8%
National	31,572	13.0%	36,845	14.7%	34,188	14.5%
Political	410	0.2%	1,657	0.7%	702	0.3%
Publication Sales	12,844	5.3%	13,025	5.2%	12,759	5.4%
Non Traditional	17,439	7.2%	18,464	7.4%	19,177	8.1%
Other	35,913	14.9%	39,893	15.8%	39,892	16.9%

Total net revenues	$242,102		$250,756		$236,007

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

KNOWN TRENDS AND UNCERTAINTIES

Although advertising revenues have stabilized following the recent global recession, domestic radio revenue growth has been challenged for several years. Management believes this is principally the result of three factors: (1) the proliferation of advertising inventory caused by the emergence of new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks and social coupon sites, all of which are gaining advertising share against radio and other traditional media, (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising, and (3) the adoption of a new method of gathering ratings data, which has shown an increase in cumulative audience size, but a decrease in time spent listening as compared to the previous method of gathering ratings data.

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

The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by becoming one of the fifteen largest streaming audio providers in the United States, developing highly interactive websites with content that engages our listeners, using SMS texting and delivering real-time traffic to navigation devices. We have created the Loud Digital Network, which combines our original content with other music and entertainment content to form one of the ten largest music and entertainment networks on the Internet.

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

The results of our domestic radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our domestic radio net revenues. During fiscal 2012, KPWR-FM in Los Angeles experienced revenue growth that was better than the overall Los Angeles radio market, whereas our New York cluster trailed the revenue performance of the New York market due to weak performance at our adult urban station, WRKS-FM. Subsequent to February 29, 2012, we entered into a LMA for WRKS-FM. See Note 18 to the accompanying consolidated financial statements for more discussion. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. We are overly dependent on the performance of one or two stations in these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates.

As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 8 to our consolidated financial statements for a discussion of the sale of a controlling interest in one of our radio stations in New York and our two radio stations in Chicago.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 29, 2012, we have recorded approximately $237.2 million in goodwill and FCC licenses, which represents approximately 70% of our total assets.

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

The projections incorporated into our license valuations take into consideration then current economic conditions. For example, in connection with our interim impairment assessment on August 1, 2009, the economic recession and credit crisis were considered as part of the assessment. Those events led to a further weakened and less profitable radio marketplace with a higher cost of capital, which impacted the interim assessment.

Assumptions incorporated into the annual impairment testing as of December 1, 2011 were similar to those used in our December 1, 2010 annual impairment testing. We expect the ongoing recovery in radio revenues to continue throughout our fiscal 2013. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 29, 2012.

	August 1, 2009	December 1, 2009	December 1, 2010	December 1, 2011
Discount Rate	12.6% - 13.0%	12.7% - 13.1%	12.0% - 12.3%	11.9% - 12.2%
Long-term Revenue Growth Rate	2.0% - 3.3%	2.0% - 3.5%	2.5% - 3.5%	2.5% - 3.3%
Mature Market Share	6.3% - 30.6%	6.2% - 30.0%	6.1% - 28.2%	6.4% - 29.4%
Operating Profit Margin	26.5% - 42.7%	26.0% - 40.9%	25.1% - 37.1%	26.0% - 37.2%

Valuation of Goodwill

ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2011, the Company applied a market multiple of 7.0 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 29, 2012.

Sensitivity Analysis

Based on the results of our December 1, 2011 annual impairment assessment, the fair value of our broadcasting licenses was approximately $332.3 million which was in excess of the $213.0 million carrying value by $119.3 million, or 56%. The fair values exceeded the carrying values of all of our units of accounting. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
	February 29, 2012	December 1, 2011	Percentage by which fair
Unit of Accounting	Carrying Value	Fair Value	value exceeds carrying value
New York Cluster	74,093	118,224	59.6%
KXOS-FM (Los Angeles)	52,333	61,763	18.0%
Austin Cluster	39,025	40,015	2.5%
St. Louis Cluster	27,692	31,170	12.6%
Indianapolis Cluster	17,274	18,728	8.4%
KPWR-FM (Los Angeles)	2,018	61,763	2,960.6%
Terre Haute Cluster	574	625	8.9%

Total	213,009	332,288	56.0%

Our annual impairment testing on December 1, 2011 did not result in an impairment charge. If we were to assume a 1% change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2011, the resulting impairment charge would have been $22.7 million, $18.0 million and $7.5 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2011, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required, thus no impairment would be recognized if these two key assumptions were lowered.

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

Insurance Claims and Loss Reserves

The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.7 million and $0.8 million accrued for employee healthcare claims as of February 28 (29), 2011 and 2012, respectively. The Company also maintains large deductible programs (ranging from $250 thousand to $500 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

The transactions described below impact the comparability of operating results for the three years ended February 29, 2012.

Sale of controlling interest in WRXP-FM, WKQX-FM AND WLUP-FM

On September 1, 2011, the Company completed the sale of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owns the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233) (collectively the “Merlin Stations”). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to its largest lender related to the repayment of Extended Term Loans on September 1, 2011.

On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).

In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which are governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represented 20.6% of the initial outstanding common equity interests of Merlin Media and are subject to dilution if the Company fails to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is accounted for under the cost method. The preferred interests held by the Company are junior to non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to a $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations.

Upon deconsolidation, Emmis recorded the retained common and preferred equity interests at fair value. The fair value of our investments in Merlin Media LLC was calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction based upon estimated future cash flows and other estimates at September 1, 2011. Inputs to the model include stock volatility, dividend yields, expected term of the derivatives and risk-free interest rates. Results from the valuation model in one period may not be indicative of future period measurements.

Merlin Media changed the format of WKQX-FM in Chicago and WRXP-FM in New York from a music-intensive format to a news/talk format. Both stations have incurred substantial start-up losses well in excess of the original business model used in the September 1, 2011 valuation. Neither station is now expected to achieve the estimated cash flows used in the September 1, 2011 valuation. Consequently, as of February 29, 2012, it was determined that future cash flows will be substantially lower than the estimated cash flows used in the September 1, 2011 valuation of our retained common and preferred equity interests. As such, Emmis reassessed the fair value of its retained common and preferred equity interests using the same valuation methodology described above with updated assumptions, and determined that the retained common and preferred equity interests were fully impaired. The Company believes that the magnitude of the impairment and the potentially prolonged recovery period indicate that the impairment is other-than-temporary. As such, Emmis wrote-off the remaining carrying value of its investments in Merlin Media LLC. The total equity method loss and other-than-temporary impairment loss recognized related to Merlin Media LLC of $16.4 million is recognized in other income (expense), net in the accompanying consolidated statements of operations.

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

On September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a discretionary bonus of $1.7 million to certain employees that were key participants in the Merlin Media transaction. The discretionary bonus is reflected in corporate expenses, excluding depreciation and amortization expense during the year ended February 29, 2012.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2011 COMPARED TO YEAR ENDED FEBRUARY 29, 2012

Net revenues:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$184,648	$170,153	$(14,495)	(7.9)%
Publishing	66,108	65,854	(254)	(0.4)%

Total net revenues	$250,756	$236,007	$(14,749)	(5.9)%

Radio net revenues decreased principally due to the July 15, 2011 commencement of a Local Marketing Agreement (“LMA”) related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. During the time these stations were operated pursuant to the LMA, Emmis recorded, as net revenue, a $0.3 million monthly LMA fee, but did not record advertising sales during this period. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations. Excluding the Merlin Stations, radio net revenues would have increased $1.1 million or 0.7%.

We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary market revenue performance and Emmis’ revenue performance in those markets for the year ended February 29, 2012 is presented below:

	For the year ended February 29, 2012
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance
New York	1.1%	-6.4%
Los Angeles	-0.6%	2.7%
St. Louis	3.3%	-3.5%
Indianapolis	5.6%	19.5%
Austin	1.8%	-1.3%

All Markets	0.8%	0.4%

As previously discussed, our New York radio cluster significantly trailed market performance, mostly due to direct format competition for WRKS-FM. Excluding WRKS-FM, revenues of our domestic radio stations would have increased 4.1%.

Publishing net revenues were flat for the year ended February 29, 2012 as compared to the year ended February 28, 2011.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$136,020	$130,533	$(5,487)	(4.0)%
Publishing	63,835	63,772	(63)	(0.1)%

Total station operating expenses, excluding depreciation and amortization expense	$199,855	$194,305	$(5,550)	(2.8)%

Radio station operating expenses, excluding depreciation and amortization expense, decreased principally due to the LMA and eventual sale of the Merlin Stations as previously discussed. Excluding the Merlin Stations, radio station operating expenses, excluding depreciation and amortization expense would have increased $3.1 million or 2.8%. This increase is predominately due to merit wage increases in fiscal 2012 following wage freezes and reductions in recent years, coupled with targeted investments in sales training and enhancements in our digital capabilities.

Publishing operating expenses, excluding depreciation and amortization expense were flat due to expense control given the weak local advertising markets

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$15,710	$19,096	$3,386	21.6%

Corporate expenses, excluding depreciation and amortization expense, increased principally due to (i) approximately $0.6 million of indirect costs associated with the preferred stock transactions discussed in Note 3 to the accompanying consolidated financial statements, (ii) approximately $3.0 million of costs associated with the 3rd Amendment to the Company’s Credit Agreement discussed in Note 5 to the accompanying consolidated financial statements, (iii) a $1.7 million bonus paid to certain employees in connection with the sale of the Merlin Stations and (iv) a $0.7 million discretionary bonus paid to substantially all corporate employees during the quarter ended August 31, 2011. During the year ended February 28, 2011 the Company recorded $3.6 million of costs associated with a potential going private transaction discussed in Note 9 to the accompanying consolidated financial statements.

Impairment loss on intangible assets:

	For the year ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$7,005	$—	$(7,005)	(100.0)%

Our annual impairment testing as of December 1, 2010 resulted in an impairment loss of $7.0 million entirely attributable to radio FCC licenses in our Austin, Texas radio cluster. Our annual impairment testing as of December 1, 2011 resulted in no additional impairment losses.

Due to the stabilization in the economy and a recovery in radio revenues, we do not expect to record in the foreseeable future impairment losses similar to the loss recorded for our Austin radio FCC licenses. Accordingly, we do not expect historical operating results to be indicative of future operating results.

Depreciation and amortization:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$7,524	$5,807	$(1,717)	(22.8)%
Publishing	499	451	(48)	(9.6)%
Corporate	1,301	1,390	89	6.8%

Total depreciation and amortization	$9,324	$7,648	$(1,676)	(18.0)%

The decrease in depreciation and amortization expense for the year ended February 29, 2012 is mostly attributable to the sale of the Merlin Stations on September 1, 2011. Additionally, our international broadcasting license in Slovakia, a definite lived-intangible asset, was extended from February 2013 to February 2021, which decreased annual amortization expense.

Loss on disposal of fixed assets:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Loss on disposal of fixed assets:
Radio	$3	$796	$793
Publishing	—	24	24
Corporate	—	—	—

Total loss on disposal of fixed assets:	$3	$820	$817

In July 2011, Emmis sold its office building in Terre Haute, Indiana for $0.2 million and recorded a loss on sale of assets of $0.8 million.

Operating income:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$34,096	$33,017	$(1,079)	(3.2)%
Publishing	1,774	1,607	(167)	(9.4)%
Corporate	(17,011)	(20,486)	(3,475)	(20.4)%

Total operating income	$18,859	$14,138	$(4,721)	(25.0)%

Operating income is significantly impacted by the impairment loss recorded in 2011, as discussed above. Excluding the impairment loss, operating income would have been $25.9 million for the year ended February 28, 2011. The decrease in operating income is mostly due to the sale of the Merlin Stations, which reduced operating income by approximately $6.4 million and the increase in corporate expenses as discussed above.

Interest expense:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$21,099	$28,844	$7,745	36.7%

Although we repaid a significant amount of long-term debt during the year ended February 29, 2012, interest expense increased due to the Third Amendment to our Credit Agreement, which was effective March 29, 2011 and interest expense associated with our senior unsecured notes, issued in November 2011 and January 2012. As a result of the Third Amendment, the interest rate on approximately 55% of our term loans increased from LIBOR + 4% to a minimum fixed rate of 12.25%. We also pay an exit fee upon repayment of this portion of our term loans ranging from 3% to 6% of the balance repaid. We are accruing this exit fee over the term of the amended term loans as a component of interest expense. The senior unsecured notes, issued on various dates in November 2011 and January 2012, total $33.9 million at February 29, 2012 and accrue interest at 22.95%, compounded quarterly.

Loss on debt extinguishment:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$2,006	$2,006

During the year ended February 29, 2012, the Company recorded a $0.5 million loss related to the write-off of debt fees associated with term loans repaid during the year. Additionally, the Company recorded a $1.5 million loss related to the write-off of debt fees associated with term loans that were deemed to be substantially modified in connection with the Third Amendment.

Gain on sale of controlling interest Merlin Media LLC:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Gain on sale of controlling interest in Merlin Media LLC	$—	$31,865	$31,865

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

Other expense, net:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Other expense, net	$469	$15,739	$15,270

Other expense, net for the year ended February 29, 2012, principally relates to the Company’s share of Merlin Media LLC’s losses through its investment in Merlin Media LLC’s common stock and an other-than-temporary impairment loss on the Company’s investment in both the common stock and preferred stock of Merlin Media LLC, all of which was $16.4 million. Partially offsetting the losses related to our investments in Merlin Media LLC were income related to our other equity method investments and interest income.

Other expense, net for the year ended February 28, 2011, principally related to a $0.3 million other-than-temporary impairment loss related to our preferred stock investment in a company that specializes in digital radio transmission technology.

Provision for (benefit from) income taxes:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Provision for (benefit from) income taxes	$6,304	$(27,472)	$(33,776)

The benefit for income taxes for year ended February 29, 2012, principally relates to the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations.

We recorded a provision for income taxes in the year ended February 28, 2011 despite our pre-tax loss due to the valuation allowance we record against our deferred tax assets. The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles.

Income (loss) from discontinued operations, net of tax:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Income (loss) from discontinued operations, net of tax	$(2,526)	$3,842	$6,368

Our Hungarian radio operations and the operations of our Flint Peak Tower Site have been classified as discontinued operations in the accompanying consolidated statements. The increase in income from discontinued operations, net of tax, for the year ended February 29, 2012 mostly relates to the gain on sale of the Flint Peak Tower Site. A summary of discontinued operations is presented below:

	Year ended February 28 (29),
	2011	2012
Income (loss) from operations:
Slager Radio (Hungary)	$(2,740)	$(312)
Flint Peak Tower Site	362	4,883

Total	(2,378)	4,571
Provision for income taxes	148	729

Income (loss) from operations, net of tax	(2,526)	3,842

For a description of properties sold, see the discussion under Acquisitions, Dispositions and Investments and in Note 1(j) to our accompanying consolidated financial statements. In the case of our radio operations in Hungary, the Hungarian government did not renew our broadcasting license in November 2009 and we were forced to cease operations. Our fiscal 2011 loss in Hungary was largely due to the reclassification of $2.0 million of accumulated foreign currency losses, previously reflected in accumulated other comprehensive income (loss), due to the substantial liquidation of that entity during the year ended February 28, 2011.

Consolidated net income (loss):

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$(11,539)	$30,728	$42,267	366.3%

The increase in consolidated net income is due to (i) the gain on sale of a controlling interest in Merlin Media LLC, (ii) the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations, (iii) an increase in income from discontinued operations due to the sale of the Flint Peak tower site and (iv) an impairment charge related to our FCC licenses in Austin recorded during the year ended February 28, 2011. These items are partially offset by (i) higher interest expense, (ii) lower operating income (iii) other-than-temporary impairment losses related to our Merlin Media LLC investments and (iii) a loss on debt extinguishment for the year ended February 29, 2012.

Gain on extinguishment of preferred stock:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$—	$61,892	$61,892

During the year ended February 29, 2012, the Company purchased or purchased rights in 1,871,529 shares of its preferred stock for $31.7 million. Preferred stock is carried on the balance sheet at its stated liquidation preference of $50 per share. The shares that Emmis purchased rights in are considered extinguished from an accounting perspective, and thus Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the carrying amount of the preferred stock.

YEAR ENDED FEBRUARY 28, 2010 COMPARED TO YEAR ENDED FEBRUARY 28, 2011

Net revenues:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$177,102	$184,648	$7,546	4.3%
Publishing	65,000	66,108	1,108	1.7%

Total net revenues	$242,102	$250,756	$8,654	3.6%

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

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$141,456	$136,020	$(5,436)	(3.8)%
Publishing	64,603	63,835	(768)	(1.2)%

Total station operating expenses, excluding depreciation and amortization expense	$206,059	$199,855	$(6,204)	(3.0)%

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

Impairment loss on intangible assets:

	For the year ended February 28 ,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$174,642	$7,005	$(167,637)	(96.0)%

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

Depreciation and amortization:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$8,076	$7,524	$(552)	(6.8)%
Publishing	772	499	(273)	(35.4)%
Corporate	1,493	1,301	(192)	(12.9)%

Total depreciation and amortization	$10,341	$9,324	$(1,017)	(9.8)%

The decrease in radio and publishing depreciation and amortization mostly relates to impairment charges related to our definite-lived intangible assets at our Bulgarian radio operation and our Orange Coast publication in connection with our interim impairment testing performed on August 1, 2009.

Operating income (loss):

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$(140,431)	$34,096	$174,527	124.3%
Publishing	(9,200)	1,774	10,974	119.3%
Corporate	(16,166)	(17,011)	(845)	(5.2)%

Total operating income (loss)	$(165,797)	$18,859	$184,656	111.4%

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

Provision for (benefit from) income taxes:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Provision for (benefit from) income taxes	$(39,952)	$6,304	$46,256	(115.8)%

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

Income (loss) from discontinued operations, net of tax:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Income (loss) from discontinued operations, net of tax	$641	$(2,526)	$(3,167)	(494.1)%

Our international radio operations in Belgium and Hungary and the operations of our Flint Peak Tower Site have been classified as discontinued operations in the accompanying consolidated financial statements. The financial results of these operations and related discussions are fully described in Note 1j to the accompanying consolidated financial statements. Below is a summary of the components of discontinued operations.

	Year ended February 28,
	2010	2011
Income (loss) from operations:
Slager Radio (Hungary)	$1,404	$(2,740)
Flint Peak Tower Site	311	362
Belgium	(944)	—
Other	(37)	—

Total	734	(2,378)
Provision for income taxes	513	148

Income (loss) from operations, net of tax	221	(2,526)

Gain (loss) on sale of discontinued operations:
Belgium	420	—

Income (loss) from discontinued operations, net of tax	$641	$(2,526)

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

Consolidated net loss:

	For the years ended February 28,
	2010	2011	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net loss	$(118,492)	$(11,539)	$106,953	90.3%

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

We entered into the Fourth Amendment to our Credit Agreement in November 2011 to allow the issuance of the senior unsecured notes (discussed below). We entered into the Fifth Amendment to our Credit Agreement in March 2012 to allow us to issue preferred stock into the 2012 Retention Plan and Trust Agreement. Neither the Fourth Amendment nor the Fifth Amendment changed financial covenants or the interest rate we pay on outstanding borrowings. We entered into the Sixth Amendment to our Credit Agreement in April 2012 to allow for the WRKS-FM LMA and related transactions, as described in Note 18 to the accompanying consolidated financial statements. In addition, this amendment reduces the amount of required minimum trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) from $25.0 million to $24.0 million and allows for $20.0 million of the net proceeds from the monetization of the LMA payments to be used for revolver repayment and general corporate purposes, while simultaneously reducing the revolver commitment by $10.0 million, from $20.0 million to $10.0 million.

Senior Unsecured Notes

On November 10, 2011, Emmis entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Zell Credit Opportunities Master Fund, L.P. (“Zell”).

Under the Note Purchase Agreement, Zell agreed to purchase from ECC up to $35.0 million of unsecured notes (the “Notes”). The Notes, with respect to distributions upon the liquidation, winding-up and dissolution of the Company, rank senior to the Preferred Stock and common equity of the Company, but junior to our Credit Agreement. Emmis was permitted to sell the Notes to Zell on up to four separate occasions on or before February 2, 2012. The Note Purchase Agreement provided that Emmis may enter into transactions to purchase or purchase rights in its Preferred Stock through privately negotiated transactions with individual preferred shareholders and/or through a tender offer. Emmis issued, on four separate occasions in November 2011 and January 2012, Notes to Zell totaling $31.9 million to either purchase or purchase rights in 1,871,529 shares of Preferred Stock at a weighted average price of $15.64 per share and to pay $2.7 million in fees and expenses. Net deferred debt costs of approximately $0.5 million relating to the Notes are reflected in the accompanying consolidated balance sheets as of February 29, 2012, and are being amortized over the life of the Notes as a component of interest expense.

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

The Company was in compliance with all financial and non-financial covenants of the Credit Agreement, as amended, as of February 29, 2012. Our Liquidity (as defined in the Credit Agreement) as of February 29, 2012 was $14.6 million and our Consolidated EBITDA (as defined in the Credit Agreement) was $26.3 million. The impairment charge recorded by the Company during the year ended February 28, 2011 was noncash and had no impact on our liquidity or debt covenant compliance.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2013 with cash and cash equivalents on hand, projected cash flows from operations, cash from transactions outlined in Note 18 to the accompanying consolidated financial statements, and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.5 million at February 29, 2012. Based on these projections, and the transactions outlined in Note 18 to the accompanying consolidated financial statements, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2013.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.

At February 29, 2012, we had cash and cash equivalents of $5.6 million and net working capital of $0.8 million. At February 28, 2011, we had cash and cash equivalents of $6.1 million and net working capital of $12.1 million. Cash and cash equivalents held at various European banking institutions at February 28 (29), 2011 and 2012 was $5.8 million and $4.3 million (which includes approximately $1.7 million and $0.9 million of cash related to our Slager discontinued operation which is classified as current assets – discontinued operations in the consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements. During the year ended February 29, 2012, working capital decreased $11.3 million. The decrease in net working capital primarily relates to the reclassification of our revolver to current maturities of long-term debt as the revolver matures in November 2012 and lower accounts receivable as of February 29, 2012. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.

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

Operating Activities

Cash flows provided by operating activities were $19.6 million and $3.8 million for the years ended February 28 (29), 2011 and 2012, respectively. The decrease in cash flows provided by operating activities was mainly attributable to a decrease in operating income coupled with higher interest expense.

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

Investing Activities

For the year ended February 29, 2012, cash provided by investing activities was $131.3 million. During the year ended February 29, 2012, the Company sold a controlling interest in the Merlin Stations for $130.0 million in cash, sold its Flint Peak Tower Site for $5.8 million of net cash proceeds and sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million of net cash proceeds. The proceeds related to the Flint Peak Tower sale are classified as cash provided by discontinued operations in the accompanying consolidated statements of cash flows. Partially offsetting the net cash proceeds on the sales described above was approximately $5.7 million of capital expenditures.

For the year ended February 28, 2011, cash used in investing activities was $4.2 million, almost all of which related to capital expenditures.

For the year ended February 28, 2010, cash used in investing activities was $0.6 million. This consisted of $4.6 million of capital expenditures and $4.9 million paid to purchase the noncontrolling interests share of our Bulgarian radio networks, both of which were partially offset by $9.1 million of cash received from the sale of property and equipment ($9.0 million of which related to our airplane purchased in fiscal 2009 and sold in fiscal 2010).

In the years ended February 2010, 2011 and 2012, our capital expenditures were $4.6 million, $4.1 million and $5.7 million, respectively. Capital expenditures for the year ended February 29, 2012 include approximately $0.8 million related to a customer relationship management system. Recurring capital expenditures primarily relate to leasehold improvements to various office and studio facilities, broadcast equipment purchases, and tower upgrades. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our Credit Agreement.

Financing Activities

Cash flows used in financing activities were $58.3 million, $15.8 million and $135.3 million for the years ended February 2010, 2011 and 2012, respectively. Cash used in financing activities for the year ended February 29, 2012 primarily relates to net payments related to our senior credit agreement of $127.2 million, payments to either purchase or purchase rights in preferred stock of $31.7 million, payments for other debt-related costs of $4.2 million and distributions to noncontrolling interests of $4.2 million, all of which are partially offset by the issuance of senior unsecured notes of $31.9 million.

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

As of February 29, 2012, Emmis had $203.8 million of borrowings under the Credit Agreement ($8.0 million current and $195.8 million long-term), $33.9 million of senior unsecured notes (entirely long-term) and, excluding shares outstanding subject to total return swaps, $46.9 million of Preferred Stock liquidation preference (excluding undeclared dividends in arrears for shares outstanding in which the Company has no economic rights through total return swaps of $10.5 million). Approximately $110.0 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum is to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The senior unsecured notes compound quarterly at a rate of 22.95% per annum and is paid in kind, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. As of February 29, 2012, our weighted average borrowing rate under our Credit Agreement was approximately 8.8%. Including the senior unsecured notes, our weighted average borrowing rate at February 29, 2012 was 10.8%.

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

The debt service requirements of Emmis over the next twelve-month period are expected to be $2.0 million for mandatory repayment of term notes under our Credit Agreement, $6.0 million for revolver borrowings under our Credit Agreement as the revolver is set to mature on November 2, 2012, and a minimum of $8.2 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share, when, as, and if declared by our Board of Directors on each January 15, April 15, July 15 and October 15. Emmis last paid its quarterly dividend on October 15, 2008. As of February 29, 2012, undeclared dividends in arrears for shares outstanding in which the Company has no economic rights through total return swaps totaled $10.5 million, or $11.17 per share of preferred stock. The Third Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors. Failure to declare and pay the dividend is not a default under the terms of the Preferred Stock. However, since undeclared dividends in arrears exceed six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors. One of these directors, Joseph R. Siegelbaum, resigned in November 2011. Michelle D. Bergman was elected by the holders of the Preferred Stock to replace Mr. Siegelbaum at a special meeting of shareholders on April 2, 2012.

As of May 1, 2012, we had $5.5 million available for additional borrowing under our credit facility, which is net of $0.5 million in outstanding letters of credit. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 29, 2012. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 8 to our consolidated financial statements for a discussion of the sale of a controlling interest in one of our radio stations in New York and our two radio stations in Chicago.

INTANGIBLES

As of February 29, 2012, approximately 70% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, subscription lists and similar assets, the value of which depends significantly upon the operational results of our businesses. In the case of our domestic radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future. Our various foreign broadcasting licenses in Slovakia and Bulgaria expire during periods ranging from February 2021 to February 2026. We will need to submit applications to seek to extend our foreign licenses upon their expiration to continue our broadcast operations in these countries.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for comprehensive income which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The new guidance should be applied retrospectively and is effective for the Company on March 1, 2012. As this guidance only changes the format of the financial statements, the Company does not expect this to have an impact on results of operations, cash flows or financial condition.

In September 2011, the FASB issued guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The Company does not expect that this guidance, which will be effective for the Company as of March 1, 2012, will have a material effect on the Company’s results of operations, cash flows or financial condition.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 29, 2012, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 29, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Emmis Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2011 and February 29, 2012 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2011 and February 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Indianapolis, Indiana

May 10, 2012

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2010	2011	2012
NET REVENUES	$242,102	$250,756	$236,007
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $8,848, $8,023 and $6,258 respectively	206,059	199,855	194,305
Corporate expenses excluding depreciation and amortization expense of $1,493, $1,301 and $1,390 respectively	13,634	15,710	19,096
Restructuring charge	3,350	—	—
Impairment loss on intangible assets	174,642	7,005	—
Depreciation and amortization	10,341	9,324	7,648
(Gain) loss on disposal of assets	(127)	3	820

Total operating expenses	407,899	231,897	221,869

OPERATING INCOME (LOSS)	(165,797)	18,859	14,138

OTHER INCOME (EXPENSE):
Interest expense	(24,820)	(21,099)	(28,844)
Gain (loss) on debt extinguishment	31,362	—	(2,006)
Gain on sale of controlling interest in Merlin Media LLC	—	—	31,865
Other income (expense), net	170	(469)	(15,739)

Total other income (expense)	6,712	(21,568)	(14,724)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(159,085)	(2,709)	(586)

(BENEFIT) PROVISION FOR INCOME TAXES	(39,952)	6,304	(27,472)

GAIN (LOSS) FROM CONTINUING OPERATIONS	(119,133)	(9,013)	26,886

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	641	(2,526)	3,842

CONSOLIDATED NET INCOME (LOSS)	(118,492)	(11,539)	30,728

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,162	4,019	4,535

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(122,654)	(15,558)	26,193

GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	—	61,892

PREFERRED STOCK DIVIDENDS	(9,123)	(9,711)	(8,591)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(131,777)	$(25,269)	$79,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2010	2011	2012
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	(132,020)	(23,212)	75,604
Discontinued operations	243	(2,057)	3,890

Net income (loss) attributable to common shareholders	(131,777)	(25,269)	79,494

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	(132,020)	(23,212)	22,303
Discontinued operations	243	(2,057)	3,890

Net income (loss) attributable to common shareholders	(131,777)	(25,269)	26,193

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(3.56)	$(0.61)	$1.97
Discontinued operations, net of tax	—	(0.06)	0.11

Net income (loss) attributable to common shareholders	$(3.56)	$(0.67)	$2.08

Basic weighted average common shares outstanding	37,041	37,863	38,293
Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(3.56)	$(0.61)	$0.50
Discontinued operations, net of tax	—	(0.06)	0.08

Net income (loss) attributable to common shareholders	$(3.56)	$(0.67)	$0.58

Diluted weighted average common shares outstanding	37,041	37,863	44,953

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2011	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,068	$5,619
Accounts receivable, net of allowance for doubtful accounts of $1,568 and $1,249, respectively	38,930	32,880
Prepaid expenses	13,615	12,940
Other	2,329	2,252
Current assets - discontinued operations	2,063	991

Total current assets	63,005	54,682

PROPERTY AND EQUIPMENT:
Land and buildings	28,841	27,573
Leasehold improvements	18,826	13,788
Broadcasting equipment	55,992	48,716
Office equipment and automobiles	43,130	36,743
Construction in progress	1,926	1,335

	148,715	128,155
Less-accumulated depreciation and amortization	103,899	87,653

Total property and equipment, net	44,816	40,502

INTANGIBLE ASSETS:
Indefinite lived intangibles	328,796	213,009
Goodwill	24,175	24,175
Other intangibles	10,153	10,153

	363,124	247,337
Less-accumulated amortization	7,464	8,155

Total intangible assets, net	355,660	239,182

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $2,502 and $1,610, respectively	2,938	2,100
Investments	2,814	1,691
Deposits and other	2,299	2,604

Total other assets, net	8,051	6,395

Noncurrent assets - discontinued operations	945	8

Total assets	$472,477	$340,769

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2011	2012
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,818	$11,344
Current maturities of long-term debt	3,290	7,978
Accrued salaries and commissions	9,757	8,136
Accrued interest	3,147	3,038
Deferred revenue	18,595	16,669
Other	5,409	6,206
Current liabilities - discontinued operations	854	551

Total current liabilities	50,870	53,922

LONG-TERM DEBT, NET OF CURRENT PORTION	327,704	229,725
OTHER NONCURRENT LIABILITIES	14,018	10,988
DEFERRED INCOME TAXES	81,411	52,648

Total liabilities	474,003	347,283

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 2,875,000 SHARES; ISSUED AND OUTSTANDING 2,809,170 SHARES AT FEBRUARY 28, 2011 AND 2,422,320 SHARES AT FEBRUARY 29, 2012. EMMIS HAS OBTAINED RIGHTS IN 1,484,679 OF THE SHARES OUTSTANDING AS OF FEBRUARY 29, 2012 (REDEMPTION AMOUNT, INCLUDING UNDECLARED DIVIDENDS IN ARREARS, OF $161,491 AND $57,351, RESPECTIVELY).	140,459	46,882

SHAREHOLDERS’ DEFICIT:

Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 33,499,770 shares and 34,007,279 shares in 2011 and 2012, respectively	335	340
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares in 2011 and 2012.	47	47
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Additional paid-in capital	528,786	529,793
Accumulated deficit	(720,693)	(632,608)
Accumulated other comprehensive income	1,776	1,190

Total shareholders’ deficit	(189,749)	(101,238)

NONCONTROLLING INTERESTS	47,764	47,842

Total deficit	(141,985)	(53,396)

Total liabilities and deficit	$472,477	$340,769

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE YEARS ENDED FEBRUARY 29, 2012

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2009	31,912,656	319	4,956,305	50

Exercise of stock options and related income tax benefits	5,000	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	718,269	7	—	—
Conversion of Class B Common Stock to Class A Common Stock	25,625	1	(25,625)	(1)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2010	32,661,550	$327	4,930,680	$49

Issuance of Common Stock to employees and officers and related income tax benefits	630,224	6	—	—
Conversion of Class B Common Stock to Class A Common Stock	207,996	2	(207,996)	(2)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—

Comprehensive Loss:
Net loss	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Total comprehensive loss	—	—	—	—

BALANCE, FEBRUARY 28, 2011	33,499,770	$335	4,722,684	$47

Exercise of stock options and related income tax benefits	10,000	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	497,509	5	—	—
Acquisition of additional controlling interests	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—
Preferred stock transactions	—	—	—	—

Comprehensive Income:
Net income	—	—	—	—
Cumulative translation adjustment	—	—	—	—
Change in value of derivative instrument	—	—	—	—
Total comprehensive income	—	—	—	—

BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT – (CONTINUED)

FOR THE THREE YEARS ENDED FEBRUARY 29, 2012

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Capital	Deficit	Income (Loss)	Interests	Deficit
BALANCE, FEBRUARY 28, 2009	$524,776	$(582,481)	$(2,664)	$53,001	$(6,999)
Exercise of stock options and related income tax benefits	1	—	—	—	1
Issuance of Common Stock to employees and officers and related income tax benefits	2,343	—	—	—	2,350
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(7,211)	(7,211)
Comprehensive Loss:
Net loss	—	(122,654)	—	4,162
Cumulative translation adjustment	—	—	(1,365)	(530)
Change in value of derivative instrument	—	—	2,709	—
Total comprehensive loss	—	—	—	—	(117,678)

BALANCE, FEBRUARY 28, 2010	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

Issuance of Common Stock to employees and officers and related income tax benefits	1,666	—	—	—	1,672
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,589)	(5,589)
Comprehensive Loss:
Net loss	—	(15,558)	—	4,019
Cumulative translation adjustment	—	—	1,318	(88)
Change in value of derivative instrument	—	—	1,778	—
Total comprehensive loss	—	—	—	—	(8,531)

BALANCE, FEBRUARY 28, 2011	$528,786	$(720,693)	$1,776	$47,764	$(141,985)

Exercise of stock options and related income tax benefits	3	—	—	—	3
Issuance of Common Stock to employees and officers and related income tax benefits	1,004	—	—	—	1,009
Acquisition of additional controlling interests	—	—	—	(246)	(246)
Payments of dividends and distributions to noncontrolling interests	—	—	—	(4,152)	(4,152)
Preferred stock transactions	—	61,892	—	—	61,892
Comprehensive Income:
Net income	—	26,193	—	4,535
Cumulative translation adjustment	—	—	(97)	(59)
Change in value of derivative instrument	—	—	(489)	—
Total comprehensive income	—	—	—	—	30,083

BALANCE, FEBRUARY 29, 2012	$529,793	$(632,608)	$1,190	$47,842	$(53,396)

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2010	2011	2012
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(118,492)	$(11,539)	$30,728
Adjustments to reconcile net income (loss)to net cash provided by operating activities -
Discontinued operations	(641)	2,526	(3,842)
Gain on sale of controlling interest in Merlin Media LLC	—	—	(31,865)
Impairment losses on intangible assets	174,642	7,005	—
(Gain) loss on debt extinguishment	(31,362)	—	2,006
Accretion of debt instruments to interest expense	—	—	4,968
Depreciation and amortization	11,203	10,614	8,467
Provision for bad debts	1,899	817	348
(Benefit) provision for deferred income taxes	(34,675)	5,963	(30,277)
Noncash compensation	2,441	1,794	1,153
Loss on equity method investments including other-than-temporary impairment	(47)	265	16,068
(Gain) loss on disposal of fixed assets	(127)	3	820
Changes in assets and liabilities -
Accounts receivable	4,124	(3,333)	5,665
Prepaid expenses and other current assets	14,610	1,149	311
Other assets	(676)	(216)	(306)
Accounts payable and accrued liabilities	(2,511)	1,628	(256)
Deferred revenue	6,785	(5,667)	(1,703)
Income taxes	(10,017)	7,494	1,867
Other liabilities	2,943	(1,392)	(873)
Net cash provided by operating activities - discontinued operations	5,563	2,448	479

Net cash provided by operating activities	25,662	19,559	3,758

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,645)	(4,082)	(5,728)
Proceeds from the sale of assets	9,109	—	160
Sale of controlling interest in Merlin Media LLC	—	—	130,000
Distributions from equity method investments	102	43	1,308
Cash paid for acquisitions	(4,882)	—	—
Net cash provided by (used in) investing activities - discontinued operations	(287)	(165)	5,551

Net cash provided by (used in) investing activities	(603)	(4,204)	131,291

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2010	2011	2012
FINANCING ACTIVITIES:
Payments on long-term debt	(130,660)	(29,156)	(146,151)
Proceeds from long-term debt	83,235	19,000	50,941
Settlement of tax withholding obligations	(69)	(90)	(86)
Dividends and distributions paid to noncontrolling interests	(3,947)	(4,413)	(4,152)
Proceeds from exercise of stock options and employee stock purchases	1	—	3
Payments for debt related costs	(4,846)	—	(4,191)
Acquisition of rights in and purchase of preferred stock	—	—	(31,685)
Net cash used in financing activities - discontinued operations	(2,042)	(1,176)	—

Net cash used in financing activities	(58,328)	(15,835)	(135,321)

Effect of exchange rate on cash and cash equivalents	(663)	(266)	(177)
DECREASE IN CASH AND CASH EQUIVALENTS	(33,932)	(746)	(449)
CASH AND CASH EQUIVALENTS:
Beginning of period	40,746	6,814	6,068

End of period	$6,814	$6,068	$5,619

SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from)-
Interest	$22,396	$21,176	$25,368
Income taxes	5,110	(7,026)	1,007
Non-cash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	2,412	1,756	1,090

ACQUISITION OF NONCONTROLLING BULGARIAN RADIO INTERESTS
Fair value of assets acquired	$4,882
Cash paid	(4,882)

Liabilities recorded	$—

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

Emmis is a diversified media company with radio broadcasting and magazine publishing operations. We own and operate four FM radio stations serving the nation’s top two markets – New York and Los Angeles, although one station in each market is operated pursuant to a Local Marketing Agreement (LMA) whereby a third party provides the programming for the station and sells all advertising within that programming. Additionally, we own and operate fourteen FM and two AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our domestic radio businesses, we operate a radio news network in Indiana, and publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, Orange Coast, and Country Sampler and related magazines. Internationally, we own and operate national radio networks in Slovakia and Bulgaria. We also engage in various businesses ancillary to our business, such as website design and development, and digital sales consulting.

Substantially all of ECC’s business is conducted through its subsidiaries. Our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended on various dates (the “Credit Agreement”), contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.

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

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 29, 2012 was as follows:

	Balance At			Balance
	Beginning			At End
	Of Year	Provision	Write-Offs	Of Year
Year ended February 28, 2010	2,062	1,899	(1,994)	1,967
Year ended February 28, 2011	1,967	817	(1,216)	1,568
Year ended February 29, 2012	1,568	348	(667)	1,249

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

On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KXOS-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KXOS-FM started on April 15, 2009 and will continue for up to 7 years, for $7 million a year plus reimbursement of certain expenses. At any time during the LMA, GRC has the right to purchase the station for $110 million. At the end of the term, Emmis has the right to require GRC to purchase the station for the same amount. Under the LMA, Emmis continues to own and operate the station, with GRC providing Emmis with programming to be broadcast. On April 13, 2012, Emmis and GRC amended the terms of the Put and Call Agreement. See Note 18 for discussion of the amendment.

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

On June 20, 2011, Emmis entered into an LMA for WRXP-FM in New York, WKQX-FM in Chicago and WLUP-FM in Chicago with LMA Merlin Media LLC. The LMA for these stations started on July 15, 2011 and terminated upon the sale of a controlling interest in these stations on September 1, 2011 (see Note 8 for more discussion of the sale transaction).

On April 26, 2012, Emmis entered into an LMA for WRKS-FM in New York. See Note 18 for discussion of the WRKS-FM LMA.

LMA fees, recorded as net revenues in the accompanying consolidated statements of operations, for the years ended February 2010, 2011 and 2012 were as follows:

	For the years ended February 28 (29)
	2010	2011	2012
Grupo Radio Centro LMA	$6,125	$7,000	$7,000
Merlin Media LMA	—	—	310

Total	$6,125	$7,000	$7,310

f.	Share-based Compensation

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

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1q for more discussion of impairment losses related to our property and equipment. Depreciation expense for the years ended February 2010, 2011 and 2012 was $8.7 million, $8.2 million and $7.0 million, respectively.

i.	Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 29, 2012.

Definite-lived Intangibles

The Company’s definite-lived intangible assets consist primarily of our foreign broadcasting license in Slovakia and trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The cost of the broadcast license in Slovakia is being amortized over the term of the license, which expires in February 2021.

j.	Discontinued operations and assets held for sale

The results of operations and related disposal costs, gains and losses for business units that the Company has sold, expects to sell, or has ceased operations are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Year ended February 28 (29),
	2010	2011	2012
Income (loss) from operations:
Slager Radio (Hungary)	$1,404	$(2,740)	$(312)
Flint Peak Tower Site	311	362	1
Belgium	(944)	—	—
Other	(37)	—	—

Total	734	(2,378)	(311)
Provision for income taxes	513	148	—

Income (loss) from operations, net of tax	221	(2,526)	(311)

Gain (loss) on sale of discontinued operations:
Belgium	420	—	—
Flint Peak Tower Site	—	—	4,882

Total	420	—	4,882
Provision for income taxes	—	—	729

Gain (loss) on sale of discontinued operations, net of tax	420	—	4,153

Income (loss) from discontinued operations, net of tax	$641	$(2,526)	$3,842

Discontinued Operation – Slager

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it awarded to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We are seeking equitable relief through the International Centre for Settlement of Investments Disputes (“ICSID”) as we believe the award of the license by the ORTT to another bidder violated law and various bilateral agreements.

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Year ended February 28 (29),
	2010	2011	2012
Net revenues	$12,914	$41	$30
Station operating expenses, excluding depreciation and amortization expense	10,534	940	344
Depreciation and amortization	1,837	—	—
Interest expense	58	—	—
Other income (expense)	919	(1,841)	2
Income (loss) before taxes	1,404	(2,740)	(312)
Provision for income taxes	401	—	—
Net income (loss) attributable to minority interests	398	(469)	(48)

Discontinued Operation – Flint Peak Tower Site

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

The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Year ended February 28 (29),
	2010	2011	2012
Net revenues	$464	$558	$59
Station operating expenses, excluding depreciation and amortization expense	101	128	51
Depreciation and amortization	52	68	7
Gain on sale of assets	—	—	4,882
Income before taxes	311	362	4,883
Provision for income taxes	112	148	729
Net income	199	214	4,154

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

	For the year ended February 28 (29),
	2010	2011	2012
Net revenues	$703	$—	$—
Station operating expenses, excluding depreciation and amortization expense	1,647	—	—
Loss before income taxes	944	—	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2011		As of February 29, 2012
		Flint Peak Tower		Flint Peak Tower
	Slager	Site & Other	Slager	Site & Other
Current assets:
Cash and cash equivalents	$1,658	$—	$914	$—
Accounts receivable, net	63	—	—	—
Prepaid expenses	—	—	77	—
Income tax receivable	308	—	—	—
Other	34	—	—	—

Total current assets	2,063	—	991	—

Noncurrent assets:
Property and equipment, net	—	925	—	—
Other noncurrent assets	20	—	8	—

Total noncurrent assets	20	925	8	—

Total assets	$2,083	$925	$999	$—

Current liabilities:
Accounts payable and accrued expenses	$723	$131	$457	$94

Total current liabilities	$723	$131	$457	$94

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

k.	Advertising and Subscription Acquisition Costs

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. When determining probable future economic benefits, the Company includes in its analysis future revenues from renewals if sufficient operating history exists. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of each balance sheet date, the Company evaluates the realizability of capitalized direct-response advertising by comparing the carrying value of such assets on a campaign-by-campaign basis to the probable remaining future primary net revenues expected to result directly from such advertising. If the carrying amounts of such advertising exceed the remaining future primary net revenues that are likely to be realized from such advertising, the excess is recorded as advertising expense immediately. As of February 28 (29), 2011 and 2012, direct-response advertising costs capitalized as assets were approximately $1.6 million and $1.4 million, respectively. On an interim basis, the Company defers non direct-response advertising costs for major advertising campaigns for which future benefits can be demonstrated. These costs are amortized over the shorter of the period benefited or the remainder of the fiscal year. Advertising expense for the years ended February 2010, 2011 and 2012 was $5.2 million, $5.1 million and $5.0 million, respectively.

l.	Investments

For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. Emmis’ equity method investments report on a fiscal year ending December 31, which Emmis incorporates into its fiscal year ended February 28 (29).

Emmis has various investments, the carrying values of which are summarized in the following table:

	For the years ending February 28 (29),
	2011	2012
Broadcast tower site investment—Texas	$1,351	$1,531
Broadcast tower site investment—New Jersey	1,150	—
Other equity method investments	124	—

Total equity method investments	2,625	1,531

Available-for-sale investment	189	160

Total investments	$2,814	$1,691

Equity method investments

Emmis, through its partnership in the Austin market, has a 25% ownership interest in a company that operates a tower site in Austin, Texas. During the year ended February 29, 2012, the Company sold its 50% share of a partnership in which the sole asset is land in New Jersey on which a transmission tower is located to the other partner for $1.3 million in cash. Proceeds from the sale were used to repay amounts outstanding under our senior credit facility. No material gain or loss was recorded on the sale.

In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained a 20.6% common equity interest in Merlin Media LLC. The fair value of this common equity interest as of September 1, 2011, was approximately $5.6 million. Emmis determined that the investment in the common equity of Merlin Media LLC was impaired at February 29, 2012 and the impairment was other-than-temporary. As such, Emmis recognized an impairment loss recorded in other income (expense), net in the accompanying consolidated statements of operations related to its common equity investment. See Note 8 for more discussion of the sale of a controlling interest in Merlin Media LLC and Note 16 for discussion of other income (expense), net.

Available for sale investments

During the year ended February 28, 2009, Emmis made an investment of $0.3 million in a company that specialized in the development and distribution of mobile and on-line games. The cumulative investment in this company was $1.3 million as of February 28, 2009. During the year ended February 28, 2009, Emmis recorded a noncash impairment charge of $1.3 million, recorded in other expense in the accompanying consolidated statements of operations, as it deemed the investment was fully impaired and the impairment was other-than-temporary.

Emmis has made investments totaling $0.5 million in a company that specializes in digital radio transmission technology. During the years ended February 28, 2011 and February 29, 2012, Emmis recorded noncash impairment charges of $0.3 million and less than $0.1 million, respectively, in other income (expense), net in the accompanying consolidated statements of operations, as it deemed the investment was impaired and the impairment was other-than-temporary. This investment is carried at fair value, which totaled $0.2 million as of February 29, 2012. Although no unrealized or realized gains or losses have been recognized on this investment, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the consolidated statements of operations. If the Company determines that the value of the investment is other than temporarily impaired, the Company will recognize, through the statements of operations, a loss on the investment.

Cost method investment

In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained a preferred equity interest in Merlin Media LLC with a par value of $28.7 million. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million. As the preferred equity interest in Merlin Media LLC is non-redeemable and does not have a readily determinable fair value, as defined by accounting standards, this investment is accounted for under the cost method. Emmis determined that the investment in the preferred equity of Merlin Media LLC was impaired at February 29, 2012 and the impairment was other-than-temporary. As such, Emmis recognized an impairment loss recorded in other income (expense), net in the accompanying consolidated statements of operations related to its preferred equity investment. See Note 8 for more discussion of the sale of a controlling interest in Merlin Media LLC and Note 16 for discussion of other income (expense), net.

m.	Deferred Revenue and Barter Transactions

Deferred revenue includes deferred magazine subscription revenue and deferred barter. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2010, 2011 and 2012 were $13.5 million, $12.8 million and $12.5 million, respectively, and barter expenses were $13.8 million, $13.5 million, and $12.4 million, respectively.

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

		For the Years Ended February 28,
	Functional
	Currency	2010	2011	2012
Foreign currency transalation adjustments
Slovakia	Euro	$(99)	$(773)	$(353)
Bulgaria	Leva	290	(81)	256
Hungary	Forint	(1,018)	170	—
Belgium	Euro	(538)	—	—
Reclassification due to substantial liquidation
Hungary	Forint	—	2,002	—

		$(1,365)	$1,318	$(97)

o.	Earnings Per Share

ASC Topic 260 requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities for the years ended February 2010, 2011 and 2012 consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock. Each share of our outstanding preferred stock in which the Company has not obtained rights may, at the election of the preferred holder, convert into 2.44 shares of common stock. Conversion of these shares of preferred stock into common stock would be dilutive for the year ended February 29, 2012. As such, the preferred dividends of $8.6 million and the extinguishment gain of $61.9 million have been added to net income attributable to common shareholders for purposes of calculating diluted net income per common share for the year then ended.

Included below is a summary of the shares added to basic weighted-average shares outstanding for purposes of calculating diluted EPS:

	For the year ended February 28 (29),
	2010	2011	2012
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	—	—	5,693
Stock options and restricted stock awards	—	—	967

Common share equivalents	—	—	6,660

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2010	2011	2012
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	6,854	6,854	—
Stock options and restricted stock awards	8,650	8,266	6,651

Antidilutive common share equivalents	15,504	15,120	6,651

p.	Income Taxes

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

The Company recorded impairment charges for various definite-lived intangible assets during the year ended February 28, 2010. See Note 10 for more discussion.

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

On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28 (29), 2011 and 2012.

t.	Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2013 with cash and cash equivalents on hand, projected cash flows from operations, cash from transactions outlined in Note 18, and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.5 million at February 29, 2012. Based on these projections, and the transactions outlined in Note 18, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2013.

u.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for comprehensive income which requires that all components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The new guidance should be applied retrospectively and is effective for the Company on March 1, 2012. As this guidance only changes the format of the financial statements, the Company does not expect this to have an impact on results of operations, cash flows or financial condition.

In September 2011, the FASB issued guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The Company does not expect that this guidance, which will be effective for the Company as of March 1, 2012, will have a material effect on the Company’s results of operations, cash flows or financial condition.

2. COMMON STOCK

Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2011 and 2012, no shares of Class C common stock were issued or outstanding.

3. REDEEMABLE PREFERRED STOCK

Each share of redeemable preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price is $20.495, which results in a conversion ratio of 2.44 shares of common stock per share of preferred stock. Dividends are cumulative and payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year at an annual rate of $3.125 per preferred share when, as, and if declared. Emmis may redeem the preferred stock for cash at 100% of the liquidation preference per share, plus in each case accumulated and unpaid dividends, if any, whether or not declared to the redemption date.

Emmis last paid its quarterly dividend on October 15, 2008. As of February 29, 2012, undeclared dividends in arrears for shares outstanding in which the Company has no economic rights through total return swaps totaled $10.5 million, or $11.17 per share of preferred stock. The Third Amendment to our Credit Agreement prohibits the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement) (See “Liquidity and Capital Resources”). Subject to the restrictions of the Credit Agreement, declaration and payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors. Failure to declare and pay the dividend is not a default under the terms of the Preferred Stock. However, since undeclared dividends in arrears exceed six quarters, the holders of the Preferred Stock exercised their right to elect two persons to our board of directors. One of these directors, Joseph R. Siegelbaum, resigned in November 2011. Michelle D. Bergman was elected by the holders of the Preferred Stock to replace Mr. Siegelbaum at a special meeting of shareholders on April 2, 2012.

On various dates in November 2011 and January 2012, Emmis either purchased or purchased rights in 1,871,529 shares of Preferred Stock at a weighted average price of $15.64 per share. We purchased 386,850 shares for cash and these shares have been retired. The purchase price for the rights in the remaining shares was also paid in cash, but these shares are subject to total return swap arrangements. We have entered into confirmations for total return swaps and voting agreements with several preferred holders. Pursuant to these agreements and arrangements, we have the ability to direct the vote of 1,484,679 shares of Preferred Stock, or approximately 61% of the Preferred Stock outstanding as of February 29, 2012. While the shares of Preferred Stock subject to total return swap and voting agreements are not retired for record purposes, they are considered extinguished for accounting purposes. Accordingly, during the year ended February 29, 2012, we recorded a gain on extinguishment of preferred stock of $61.9 million, net of transaction fees and expenses, which is recorded as a decrease to accumulated deficit and included in the computation of net income available to common shareholders in the accompanying consolidated financial statements.

The confirmations for the total return swaps are longform confirmations governed by a form of ISDA 2002 Master Agreement. The swaps, which have a five year term, provide that in return for payment of the Preferred Stock purchase price described above, we are entitled to receive all payments and other consideration received by the counterparties from us in respect of the counterparties’ Preferred Stock. Therefore, the counterparties will receive no economic benefit by virtue of their continued record ownership of these shares beyond the purchase price we already paid. Until settlement of the swaps, the counterparties will continue to hold legal title and have record ownership of the Preferred Stock, but will be required to vote the Preferred Stock as directed by the Company pursuant to their respective voting agreements. The swaps will settle by delivery of each counterparty’s Preferred Stock to the Company upon the sooner of written notice of termination by the Company (or on any other applicable disruption or termination event) or the expiration of the five year term.

On April 2, 2012, the shareholders of the Company approved the 2012 Retention Plan and Trust Agreement (the “2012 Retention Plan”) at a special meeting of shareholders. The Company contributed 400,000 shares of Preferred Stock to the Trust in connection with the approval of the 2012 Retention Plan. See Note 18 for more discussion of the 2012 Retention Plan.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The Company uses the simplified method to estimate the expected term for all options granted. Although the Company has granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which is insufficient experience upon which to estimate the expected term. However, beginning in fiscal 2013, the Company anticipates having sufficient reliable data regarding its employees’ exercise behavior to cease using the simplified method. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2010, 2011 and 2012:

	Year Ended February 28 (29),
	2010	2011	2012
Risk-Free Interest Rate:	2.3% - 2.8%	1.9% - 2.9%	1.2% - 2.5%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0 - 6.5	6.0 - 6.5	6.0
Expected Volatility:	72.3% - 100.4%	98.9% - 107.6%	110.2% - 111.3%

The following table presents a summary of the Company’s stock options outstanding at February 29, 2012, and stock option activity during the year ended February 29, 2012 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,515,491	$9.26
Granted	1,058,536	1.02
Exercised (1)	10,000	0.30
Forfeited	78,817	0.50
Expired	1,058,646	17.65

Outstanding, end of year	8,426,564	7.26	5.1	$688,677
Exercisable, end of year	5,233,393	11.22	3.4	$136,413	[1]

The weighted average grant date fair value of options granted during the years ended February 2010, 2011 and 2012 was $0.44, $0.59 and $0.85, respectively. The total intrinsic value of options exercised during the years ended February 2010 and 2012 was less than $0.1 million. No options were exercised during the year ended February 2011.

A summary of the Company’s nonvested options at February 29, 2012, and changes during the year ended February 29, 2012, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	2,946,661	$0.50
Granted	1,058,536	0.85
Vested	733,209	0.64
Forfeited	78,817	0.35

Nonvested, end of year	3,193,171	0.58

There were 3.2 million shares available for future grants under the Company’s various equity plans at February 29, 2012. The vesting dates of outstanding options at February 29, 2012 range from March 2012 to July 2014, and expiration dates range from March 2012 to September 2021.

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

[1]

The Company did not record an income tax benefit related to option exercises in the years ended February 2009, 2010 and 2011. Cash received from option exercises during the years ended February 2010 and 2012 was less than $0.1 million in both periods. No options were exercised during the year ended February 2011.

The following table presents a summary of the Company’s restricted stock grants outstanding at February 29, 2012, and restricted stock activity during the year ended February 29, 2012 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	174,956	$3.37
Granted	537,729	0.72
Vested (restriction lapsed)	686,345	1.39
Forfeited	2,195	1.03

Grants outstanding, end of year	24,145	0.90

The total grant date fair value of shares vested during the years ended February 2010, 2011 and 2012 was $3.3 million, $2.3 million and $1.0 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three years ended February 2012:

	Year Ended February 28 (29),
	2010	2011	2012
Station operating expenses excluding depreciation and amortization expense	$701	$694	$207
Corporate expenses	1,740	1,100	946

Stock-based compensation expense included in operating expenses	2,441	1,794	1,153
Tax benefit	—	—	—

Recognized stock-based compensation expense, net of tax	$2,441	$1,794	$1,153

As of February 29, 2012, there was $0.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

5. LONG-TERM DEBT AND RELATED DEFERRED DEBT ISSUANCE COSTS

Long-term debt was comprised of the following at February 28 (29), 2011 and 2012:

	As of February 28 (29),
	2011	2012
Credit Agreement debt
Revolver	$2,000	$6,000
Term Loan B	328,994	87,877
Extended Term Loan B	—	109,966

Total Credit Agreement debt	330,994	203,843

Senior unsecured notes	—	33,860

Less: current maturities	(3,290)	(7,978)

Total long-term debt	$327,704	$229,725

Credit Agreement Debt

On November 2, 2006, Emmis Operating Company (“EOC” or the “Borrower”), the principal operating subsidiary of the Company, amended and restated its Credit Agreement to provide for total borrowings of up to $600 million, including (i) a $455 million term loan and (ii) a $145 million revolver, of which $50 million may be used for letters of credit. The margin over the Eurodollar Rate or the alternative base rate varied under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate were 2.00% and 1.00%, respectively, for the term loan facility. At February 28 (29), 2011 and 2012, $0.6 million and $0.5 million, in letters of credit were outstanding, respectively. Net deferred debt costs of approximately $2.9 million and $1.6 million relating to the Credit Agreement are reflected in the accompanying consolidated balance sheets as of February 28 (29), 2011 and 2012, respectively, and are being amortized over the life of the Credit Agreement as a component of interest expense. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the Credit Agreement. The Credit Agreement has been amended on various dates subsequent to November 2, 2006. The significant terms of the amendments are discussed below.

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

March 29, 2011 Credit Agreement Amendment

On March 29, 2011, ECC and EOC entered into the Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amendment), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement.

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

Prior to the entry into the Third Amendment, Emmis entered into a backstop letter agreement, dated March 27, 2011, with Canyon (the “Backstop Letter Agreement”), pursuant to which Canyon agreed to consent to the Third Amendment and to purchase loans necessary to provide the required Lenders consent to the Third Amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon will receive an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011. The exit fee is being recognized over the term of the extended term loans as interest expense.

The Third Amendment contains other terms and conditions customary for financing arrangements of this nature.

November 10, 2011 Credit Agreement Amendment

On November 10, 2011, ECC and EOC entered into the Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Fourth Amendment”), by and among the Borrower, ECC, the lending institutions party to the Credit Agreement and Bank of America, N.A., as administrative agent for itself and the other lenders party to the Credit Agreement. The Fourth Amendment did not change any financial covenants, but amended certain provisions of the Credit Agreement to allow Emmis to purchase (either for cash or pursuant to total return swaps) its outstanding Series A cumulative convertible preferred stock with the proceeds of newly issued senior unsecured notes issued by ECC. See Note 3 for discussion of our preferred stock and below for discussion of the senior unsecured notes. In connection with the Fourth Amendment, the Company paid $1.1 million of fees to its Credit Agreement lenders. These costs were capitalized and are included in other assets, net in the accompanying consolidated balance sheets and are being amortized over the remaining life of the Credit Agreement. In addition, the Company incurred approximately $0.3 million of legal fees that were expensed as a component of corporate expenses during the year ended February 29, 2012.

See Note 18 for a discussion of the Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Fifth Amendment”) and the Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Sixth Amendment”).

[1]	If the Company elects 9.75% Cash Portion for any payment, it may also elect to pay some or all of the Paid-in-Kind portion in cash for such period.

Expected annual amortization for the Credit Agreement based on amounts outstanding as of February 29, 2012 is as follows:

		Amortization of	Amortization of
Year Ended	Revolver	Term Loans	Term Loans	Total
February 28,	Amortization	Held by Canyon	Held by Others	Amortization
2013	6,000	1,099	879	7,978
2014	—	1,089	86,998	88,087
2015	—	107,778	—	107,778

Total	$6,000	$109,966	$87,877	$203,843

Senior Unsecured Notes

Issuance of ECC Senior Unsecured Notes

On November 10, 2011, Emmis entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Zell Credit Opportunities Master Fund, L.P. (“Zell”).

Under the Note Purchase Agreement, Zell agreed to purchase from ECC up to $35.0 million of unsecured notes (the “Notes”). The Notes, with respect to distributions upon the liquidation, winding-up and dissolution of the Company, rank senior to the Preferred Stock and common equity of the Company, but junior to our Credit Agreement. Emmis was permitted to sell the Notes to Zell on up to four separate occasions on or before February 2, 2012. The Note Purchase Agreement provided that Emmis may enter into transactions to purchase or purchase rights in its Preferred Stock through privately negotiated transactions with individual preferred shareholders and/or through a tender offer. Emmis issued, on four separate occasions in November 2011 and January 2012, Notes to Zell totaling $31.9 million to either purchase or purchase rights in 1,871,529 shares of Preferred Stock at a weighted average price of $15.64 per share and to pay $2.7 million in fees and expenses. Net deferred debt costs of approximately $0.5 million relating to the Notes are reflected in the accompanying consolidated balance sheets as of February 29, 2012, and are being amortized over the life of the Notes as a component of interest expense.

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

Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. At February 29, 2012, we had $13.5 million available for additional borrowing under our credit facility, which is net of $0.5 million in outstanding letters of credit. As discussed above, during the Suspension Period the Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of February 29, 2012. Our Liquidity (as defined in the Credit Agreement) as of February 29, 2012 was $14.6 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of February 29, 2012 was as follows:

	As of February 29, 2012
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$24,000	$26,305

Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, are required to be used to repay amounts outstanding under the Credit Agreement and Notes.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of February 29, 2012, the Company has no outstanding interest rate derivatives. The discussion below describes the Company’s interest rate derivatives that matured during the periods presented.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the years ended February 2010, 2011 or 2012. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

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

[1]	(as defined in the Credit Agreement)

The Company does not generally use derivatives for trading or speculative purposes, although it has used derivative instruments in the form of total return swaps in connection with the rights it has acquired in its Preferred Stock.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2011. The accumulated other comprehensive income balance related to our derivative instruments at February 28, 2011 was $489. The fair value of the derivative instruments was estimated by obtaining quotations from the financial institution that were the counterparty to the instruments. The fair value was an estimate of the net amount that the Company would have been required to pay on February 28, 2011, if the agreements were transferred to other parties or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, discussed below. As discussed above, the derivative instruments matured in March 2011, thus no amounts related to derivative instruments remain on the consolidated balance sheets as of February 29, 2012.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	As of February 28, 2011		As of February 29, 2012		As of February 28, 2011		As of February 29, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements (Current Portion)	N/A	—	N/A	—	Other Current Liabilities	297	N/A	—

Total derivatives designated as hedging instruments		$—		$—		$297		$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended February 2010, 2011 and 2012.

	For the Yeard Ended February 28 (29),
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2011	2012		2010	2011	2012		2010	2011	2012
Interest Rate Swap Agreements	$(7,271)	$(562)	$—	Interest expense	$(9,980)	$(4,333)	$(297)	N/A	$—	$—	$—

Total	$(7,271)	$(562)	$—		$(9,980)	$(4,333)	$(297)		$—	$—	$—

Credit-risk-related Contingent Features

The Company managed its counterparty risk by entering into derivative instruments with global financial institutions where it believed the risk of credit loss resulting from nonperformance by the counterparty was low. The Company’s counterparties on its interest rate swaps were Deutsche Bank and Bank of America.

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28 (29), 2011 and 2012. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 29, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$160	$160

Total assets measured at fair value on a recurring basis	$—	$—	$160	$160

	As of February 28, 2011
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$189	$189

Total assets measured at fair value on a recurring basis	$—	$—	$189	$189

Interest rate swap agreements	—	—	297	297

Total liabilities measured at fair value on a recurring basis	$—	$—	$297	$297

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

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Year Ended February 28, 2011		For the Year Ended February 29, 2012
	Available For Sale Securities	Derivative Instruments	Available For Sale Securities	Derivative Instruments
Beginning Balance	$452	$4,068	$189	$297
Other than temporary impairment loss	(263)	—	(29)	—
Realized losses included in earnings	—	(4,333)	—	(297)
Changes in other comprehensive income	—	562	—	—

Ending Balance	$189	$297	$160	$—

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 10, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).

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

• Credit Agreement debt: As of February 28 (29), 2011 and 2012, the fair value of the Company’s Credit Agreement debt as of those dates was $311.1 million and $198.0 million, respectively, while the carrying value was $331.0 million and $203.8 million, respectively. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded and is considered a level 1 measurement. The Extended Term Loans are not actively traded and is considered a level 3 measurement (see Note 5 for more discussion of the Extended Term Loans). The Company believes that the current carrying value of the Extended Term Loans approximates its fair value.

• 6.25% Series A cumulative convertible preferred stock: As of February 28 (29), 2011 and 2012, the fair value of the Company’s 6.25% Series A cumulative convertible preferred stock based on quoted market prices was $49.2 million and $20.2 million, respectively, while the carrying value was $140.5 million and $46.9 million, respectively. The carrying value of preferred stock excludes undeclared dividends in arrears for shares outstanding in which the Company has no economic rights through total return swaps of $21.0 million and $10.5 million as of February 28 (29), 2011 and 2012, respectively. All amounts exclude shares outstanding in which Emmis has acquired economic rights through total return swaps. As quoted market prices are available, this is considered a level 1 measurement.

• Senior unsecured notes: The senior unsecured notes are not actively traded and are considered a level 3 measurement (see Note 5 for more discussion of the senior unsecured notes). The Company believes that the current carrying value of the senior unsecured notes approximates its fair value.

8. ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

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

In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which are governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represented 20.6% of the initial outstanding common equity interests of Merlin Media and are subject to dilution if the Company fails to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is accounted for under the cost method. See Note 1 for more discussion of our investments in Merlin Media. The preferred interests held by the Company are junior to non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to a $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations.

Upon deconsolidation, Emmis recorded the retained common and preferred equity interests at fair value. The fair value of our investments in Merlin Media LLC was calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction based upon estimated future cash flows and other estimates at September 1, 2011. Inputs to the model include stock volatility, dividend yields, expected term of the derivatives and risk-free interest rates. Results from the valuation model in one period may not be indicative of future period measurements.

Merlin Media changed the format of WKQX-FM in Chicago and WRXP-FM in New York from a music-intensive format to a news/talk format. Both stations have incurred substantial start-up losses well in excess of the original business model used in the September 1, 2011 valuation. Neither station is now expected to achieve the estimated cash flows used in the September 1, 2011 valuation. Consequently, as of February 29, 2012, it was determined that future cash flows will be substantially lower than the estimated cash flows used in the September 1, 2011 valuation of our retained common and preferred equity interests. As such, Emmis reassessed the fair value of its retained common and preferred equity interests using the same valuation methodology described above with updated assumptions, and determined that the retained common and preferred equity interests were fully impaired. The Company believes that the magnitude of the impairment and the potentially prolonged recovery period indicate that the impairment is other-than-temporary. As such, Emmis wrote-off the remaining carrying value of its investments in Merlin Media LLC. The total equity method loss and other-than-temporary impairment loss recognized related to Merlin Media LLC of $16.4 million is recognized in other income (expense), net in the accompanying consolidated statements of operations.

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

On September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a discretionary bonus of $1.7 million to certain employees that were key participants in the Merlin Media transaction. The discretionary bonus is reflected in corporate expenses, excluding depreciation and amortization expense during the year ended February 29, 2012.

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

On September 9, 2010, Emmis announced that the Proposed Amendments had not received the requisite shareholder votes to pass and that the Exchange Offer had terminated. The Exchange Offer was conditioned upon, among other things, the adoption of the Proposed Amendments. The same day, Emmis was informed that the Tender Offer, which was also conditioned upon adoption of the Proposed Amendments, had also terminated. The Company recorded $3.6 million of costs associated with the transaction in the year ended February 28, 2011, which is included in corporate expenses excluding depreciation and amortization expense in the accompanying consolidated statements of operations.

10. INTANGIBLE ASSETS AND GOODWILL

In accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews goodwill and other intangibles at least annually for impairment. In connection with any such review, if the recorded value of goodwill and other intangibles is greater than its fair value, the intangibles are written down and charged to results of operations. FCC licenses are renewed every eight years at a nominal cost, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. Radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.

Impairment testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year, but given economic conditions and revenue declines in the domestic radio broadcasting industry and publishing industry, the Company performed an interim impairment review as of August 1, 2009. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 28, 2010	160,910	8,928	4,804	—	—	—	174,642
Year Ended February 28, 2011	N/A	N/A	N/A	7,005	—	—	7,005
Year Ended February 29, 2012	N/A	N/A	N/A	—	—	—	—

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

The projections incorporated into our license valuations take into consideration then current economic conditions. For example, in connection with our interim impairment assessment on August 1, 2009, the economic recession and credit crisis were considered as part of the assessment. Those events led to a further weakened and less profitable radio marketplace with a higher cost of capital, which impacted the interim assessment.

Assumptions incorporated into the annual impairment testing as of December 1, 2011 were similar to those used in our December 1, 2010 annual impairment testing. We expect the ongoing recovery in radio revenues to continue throughout our fiscal 2013. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 29, 2012.

	August 1, 2009	December 1, 2009	December 1, 2010	December 1, 2011
Discount Rate	12.6% - 13.0%	12.7% - 13.1%	12.0% - 12.3%	11.9% - 12.2%
Long-term Revenue Growth Rate	2.0% - 3.3%	2.0% - 3.5%	2.5% - 3.5%	2.5% - 3.3%
Mature Market Share	6.3% - 30.6%	6.2% - 30.0%	6.1% - 28.2%	6.4% - 29.4%
Operating Profit Margin	26.5% - 42.7%	26.0% - 40.9%	25.1% - 37.1%	26.0% - 37.2%

As of February 28 (29), 2011 and 2012, the carrying amounts of the Company’s FCC licenses were $328.8 million and $213.0 million, respectively. These amounts are entirely attributable to our radio division. The changes in FCC license carrying amounts during the years ended February 28 (29), 2011 and 2012 were attributable to an impairment charge related to our Austin radio cluster and the sale of a controlling interest in Merlin Media LLC, respectively. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2011 and 2012 for each unit of accounting. As noted above, each unit of accounting is a cluster of radio stations in one geographical market, except for our Los Angeles cluster in which KXOS-FM is being operated under a Local Marketing Agreement by another broadcaster.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 28, 2010	Impairment	As of February 28, 2011	Sale of controlling interest in Merlin Media LLC	As of February 29, 2012
New York Cluster	$145,588	$—	$145,588	$(71,495)	$74,093
KXOS-FM (Los Angeles)	52,333	—	52,333	—	52,333
Austin Cluster	46,030	(7,005)	39,025	—	39,025
Chicago Cluster	44,292	—	44,292	(44,292)	—
St. Louis Cluster	27,692	—	27,692	—	27,692
Indianapolis Cluster	17,274	—	17,274	—	17,274
KPWR-FM (Los Angeles)	2,018	—	2,018	—	2,018
Terre Haute Cluster	574	—	574	—	574

Total	$335,801	$(7,005)	$328,796	$(115,787)	$213,009

Valuation of Goodwill

ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2011, the Company applied a market multiple of 7.0 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 29, 2012.

As of February 28 (29), 2011 and 2012, the carrying amount of the Company’s goodwill was $24.2 million. The table below presents the various reporting units’ goodwill carrying values as of February 28 (29), 2011 and 2012. As noted above, each reporting unit is a cluster of radio stations in one geographical market and magazines on an individual basis. We have previously written off all goodwill associated with our Austin cluster except for the portion of goodwill that exists at the Austin partnership level attributable to noncontrolling interests.

Goodwill Carrying Values
Unit of Accounting	As of Febraury 28 (29), 2011 and 2012
Indianapolis Cluster	$265
Austin Cluster	4,338
Slovakia	1,703

Total Radio Segment	6,306
Country Sampler	9,385
Indianapolis Monthly	448
Texas Monthly	8,036

Total Publishing Segment	17,869
Grand Total	$24,175

Definite-lived intangibles

The following table presents the weighted-average remaining useful life at February 29, 2012 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28 (29), 2011 and 2012:

		February 28, 2011			February 29, 2012
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Foreign broadcasting licenses	9.1	$8,716	$6,331	$2,385	$8,716	$6,976	$1,740
Favorable office leases	0.5	688	655	33	688	677	11
Trademarks	13.1	749	478	271	749	502	247

TOTAL		$10,153	$7,464	$2,689	$10,153	$8,155	$1,998

During the year ended February 28, 2010, Emmis determined the carrying value of our Bulgarian foreign broadcast licenses, Orange Coast trademarks, Orange Coast noncompete and other Orange Coast definite-lived intangible assets exceeded their fair value. As such, we recognized a noncash impairment loss of $2.0 million and $2.8 million related to the Bulgarian and Orange Coast definite-lived intangibles, respectively. Total amortization expense from definite-lived intangibles for the years ended February 2010, 2011 and 2012, was $1.6 million, $1.1 million and $0.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2013	$230
2014	216
2015	214
2016	214
2017	214

11. EMPLOYEE BENEFIT PLANS

a.	Equity Incentive Plans

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

2010 Equity Compensation Plan

At the 2010 annual meeting, the shareholders of Emmis approved the 2010 Equity Compensation Plan (“the Plan”). Under the Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2004 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 2.2 million shares of common stock were available for grant at February 29, 2012.

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

No discretionary 401(k) matching contributions were made during the year ended February 28, 2010. In April 2010, the Board of Directors of the Company voted to reinstate the discretionary 401(k) match. Since April 2010, employee contributions have been matched at 33% up to a maximum of 6% of eligible compensation. Emmis’ discretionary contributions to the plan totaled $1.1 million and $0.9 million for the years ended February 28 (29), 2011 and 2012, respectively. Approximately $0.4 million of the contribution for the year ended February 28, 2011 was made in the form of Class A common stock. All other discretionary contributions were made in cash.

c.	Defined Contribution Health and Retirement Plan

Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $0.5 million, $0.4 million and $0.4 million for the years ended February 2010, 2011 and 2012, respectively.

12. OTHER COMMITMENTS AND CONTINGENCIES

a.	Commitments of our continuing operations

The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 29, 2012 as follows:

Year ending February 28 (29),	Operating Leases	Syndicated Programming	Employment Agreements	Other Contracts	Total
2013	$6,487	$368	$13,012	$8,194	$28,061
2014	6,243	348	5,458	7,918	19,967
2015	6,488	148	1,333	2,811	10,780
2016	6,255	—	426	254	6,935
2017	6,062	—	439	196	6,697
Thereafter	26,766	—	—	—	26,766

Total	$58,301	$864	$20,668	$19,373	$99,206

Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through June 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense for continuing operations during the years ended February 2010, 2011 and 2012 was approximately $8.2 million, $8.6 million and $7.3 million, respectively. The Company recognized approximately $0.3 million of sublease income as a reduction of rent expense for the year ended February 29, 2012. No sublease income was recognized during the years ended February 28, 2010 or 2011.

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

See Note 18 for a discussion of the litigation related to our preferred stock.

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

In January 2012, ASCAP and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for fees previously paid in 2010 and 2011, with such fees expected to be credited over a five-year period beginning January 1, 2012.

The final fees for BMI, still to be determined by the court, may be retroactive to January 1, 2010 and may be different from the interim fees.

13. INCOME TAXES

United States and foreign income (loss) before income taxes for the years ended February 2010, 2011 and 2012 was as follows:

	2010	2011	2012
United States	$(156,096)	$(3,801)	$(1,777)
Foreign	(2,989)	1,092	1,191

Loss before income taxes	$(159,085)	$(2,709)	$(586)

The benefit for income taxes for the years ended February 2010, 2011 and 2012 consisted of the following:

	2010	2011	2012
Current:
Federal	$(6,794)	$(123)	$529
State	527	(464)	1,509
Foreign	990	928	767

	(5,277)	341	2,805

Deferred:
Federal	(28,855)	2,292	(25,742)
State	(5,454)	3,906	(4,413)
Foreign	(366)	(235)	(122)

	(34,675)	5,963	(30,277)

Provision (benefit) for income taxes	$(39,952)	$6,304	$(27,472)

Other Tax Related Information:

Taxes associated with noncontrolling interest earnings	—	—	—
Tax provision of discontinued operations	514	148	729

The provision (benefit) for income taxes for the years ended February 2010, 2011 and 2012 differs from that computed at the Federal statutory corporate tax rate as follows:

	2010	2011	2012
Computed income tax benefit at 35%	$(55,680)	$(949)	$(205)
State income tax	(4,927)	3,442	(2,904)
Foreign taxes	(533)	255	145
Federal net operating loss carryback	(6,793)	—	—
Tax benefit resulting from swap expiration and related OCI reversal	—	(1,993)	(786)
Allocation of tax benefit from discontinued operations	(112)	(148)	(729)
Nondeductible stock compensation and Section 162 disallowance	1,154	1,065	270
Entertainment disallowance	546	529	504
Change in valuation allowance	21,113	5,111	(23,672)
Tax attributed to noncontrolling interest	(1,318)	(1,572)	(1,496)
Impairment charges on goodwill with no tax basis	3,825	—	—
Alternative minimum tax	—	—	529
Forgiveness of intercompany foreign loans	2,548	525	752
Other	225	39	120

Provision (benefit) for income taxes	$(39,952)	$6,304	$(27,472)

The components of deferred tax assets and deferred tax liabilities at February 28, 2011 and February 29, 2012 are as follows:

	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$50,795	$40,984
Intangible assets	41,562	20,157
Compensation relating to stock options	2,180	2,136
Interest rate exchange agreement	122	—
Deferred revenue	4,629	2,959
Capital loss carryforwards	—	1,790
Tax credits	1,405	1,405
Investments in subsidiairies	1,853	4,199
Other	4,113	3,689
Valuation allowance	(87,814)	(58,801)

Total deferred tax assets	18,845	18,518

Deferred tax liabilities
Indefinite-lived intangible assets	(81,411)	(52,558)
Fixed assets	(2,110)	(1,544)
Foreign unremitted earnings	(3,167)	(3,148)
Cancellation of debt income	(13,465)	(13,465)
Other	(103)	(451)

Total deferred tax liabilities	(100,256)	(71,166)

Net deferred tax liabilities	$(81,411)	$(52,648)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company decreased its valuation allowance by a net $29.0 million to $58.8 million as of February 29, 2012 from $87.8 million as of February 28, 2011 to reflect a valuation allowance for the majority of its total domestic net deferred tax assets. The decrease in the valuation allowance was primarily the result of the sale of a controlling interest in Merlin Media LLC which reduced net operating losses and intangible assets in fiscal 2012. The Company does not benefit its deferred tax assets (“DTAs”) based on the deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles and investments in subsidiaries that are not expected to reverse during the carry-forward period. Because these DTLs would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs.

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

The Company has federal NOLs of $96 million and state NOLs of $165 million available to offset future taxable income. These net operating losses include an unrealized benefit of approximately $0.8 million related to share-based compensation that will be recorded in equity when realized. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2013 and February 2033. A valuation allowance has been provided for the net operating loss carryforwards related to Federal and state net operating losses as it is more likely than not that substantially all of these net operating losses will expire unutilized.

The $1.4 million of tax credits at February 28 (29), 2011 and 2012 relate primarily to alternative minimum tax carryforwards that can be carried forward indefinitely. A valuation allowance has been placed against this deferred tax asset. A valuation allowance has also been placed against the deferred tax asset for capital loss carry forwards in the amount of $1.8 million.

United States Federal and state deferred income taxes have been recorded on undistributed earnings of foreign subsidiaries because such earnings are not intended to be indefinitely reinvested in these foreign operations. At February 29, 2012, we had an aggregate of $7.7 million of unremitted earnings of foreign subsidiaries that, when distributed, would result in additional U.S. income taxes of $3.2 million.

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

The Company has adopted FASB Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 29, 2012, the estimated value of the Company’s net uncertain tax positions is approximately $0.5 million, which is included in other current liabilities, as the Company expects to settle the item within the next 12 months.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2011 and February 29, 2012:

	For the year ending February 28 (29),
	2011	2012
Gross unrecognized tax benefit – opening balance	$657	$525
Gross increases – tax positions in prior periods	—	—
Gross decreases – settlements with taxing authorities	—	—
Gross decreases – lapse of applicable statute of limitations	(132)	—

Gross unrecognized tax benefit – ending balance	$525	$525

Included in the balance of unrecognized tax benefits at February 29, 2012 are $0.5 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Of the total unrecognized tax benefits as of February 29, 2012, it is reasonably possible that $0.5 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. The amount relates primarily to the allocation of income among multiple jurisdictions. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 29, 2012 and in total, as of February 29, 2012, has recognized a liability for interest of $0.2 million.

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

	Net Revenues for the Year Ended February 28 (29),			Long-lived Assets as of February 28 (29),
	2010	2011	2012	2010	2011	2012
Continuing Operations:

Slovakia	14,090	13,006	12,111	9,371	7,521	6,313
Bulgaria	2,103	1,421	1,407	1,119	778	578

Discontinued Operations:

Hungary	12,914	41	30	138	20	8
Belgium	703	—	—	—	—	—

The following tables summarize the results of operations of our business segments for the years ended February 2010, 2011, and 2012 and the total assets of our business segments as of February 2011 and 2012.

YEAR ENDED FEBRUARY 29, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$170,153	$65,854	$—	$236,007
Station operating expenses excluding depreciation and amortization expense	130,533	63,772	—	194,305
Corporate expenses excluding depreciation and amortization expense	—	—	19,096	19,096
Depreciation and amortization	5,807	451	1,390	7,648
Loss on disposal of fixed assets	796	24	—	820

Operating income (loss)	$33,017	$1,607	$(20,486)	$14,138

Assets—continuing operations	$277,676	$37,332	$24,762	$339,770
Assets—discontinued operations	999	—	—	999

Total assets	$278,675	$37,332	$24,762	$340,769

YEAR ENDED FEBRUARY 28, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$184,648	$66,108	$—	$250,756
Station operating expenses excluding depreciation and amortization expense	136,020	63,835	—	199,855
Corporate expenses excluding depreciation and amortization expense	—	—	15,710	15,710
Depreciation and amortization	7,524	499	1,301	9,324
Impairment loss	7,005	—	—	7,005
Loss on disposal of fixed assets	3	—	—	3

Operating income (loss)	$34,096	$1,774	$(17,011)	$18,859

Assets—continuing operations	$404,302	$38,299	$26,868	$469,469
Assets—discontinued operations	3,008	—	—	3,008

Total assets	$407,310	$38,299	$26,868	$472,477

YEAR ENDED FEBRUARY 28, 2010	Radio	Publishing	Corporate	Consolidated
Net revenues	$177,102	$65,000	$—	$242,102
Station operating expenses excluding depreciation and amortization expense	141,456	64,603	—	206,059
Corporate expenses excluding depreciation and amortization expense	—	—	13,634	13,634
Depreciation and amortization	8,076	772	1,493	10,341
Impairment loss	166,571	8,071	—	174,642
Restructuring charge	1,412	741	1,197	3,350
(Gain) loss on disposal of fixed assets	18	13	(158)	(127)

Operating loss	$(140,431)	$(9,200)	$(16,166)	$(165,797)

15. RESTRUCTURING CHARGE

In response to the deteriorating economic environment and the decline in domestic advertising revenues, the Company announced a plan on March 5, 2009 to reduce payroll costs by $10 million annually. In connection with the plan, approximately 100 employees were terminated. The terminated employees received one-time enhanced severance of $3.4 million that was recognized during the year ended February 28, 2010, as the enhanced plan was not finalized and communicated until March 5, 2009. Severances related to the plan announced on March 5, 2009 were paid during the year ended February 28, 2010.

16. OTHER INCOME (EXPENSE), NET

Components of other expense, net for the three years ended February 2010, 2011 and 2012 were as follows:

	For the year ended February 28 (29),
	2010	2011	2012
Income (loss) on unconsolidated affiliate, including other-than-temporary impairment losses:
Merlin Media LLC	$—	$—	$(16,377)
Other investments	47	(266)	345
Interest income	92	73	163
Other	31	(276)	130

Total other income (expense), net	$170	$(469)	$(15,739)

17. RELATED PARTY TRANSACTIONS

Although Emmis no longer makes loans to executive officers and directors, we currently have a loan outstanding to Jeffrey H. Smulyan, our Chairman, Chief Executive Officer and President, that is grandfathered under the Sarbanes-Oxley Act of 2002. The largest aggregate amount outstanding on this loan at any month-end during fiscal 2012 was $1.1 million and the balance at February 28 (29), 2011 and 2012 was $1.1 million. This loan bears interest at our cost of debt under our Credit Agreement, which at February 28 (29), 2011 and 2012 was approximately 5.5% and 8.8% per annum, respectively.

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

Emmis and certain companies controlled by Mr. Smulyan, incurred various expenses in connection with the proposed going private transaction in 2010. Those expenses included approximately $1.6 million of expenses attributable to the preparation of a Proxy Statement/Offer to Exchange and related documents for the special meeting of shareholders to approve certain amendments to the Company’s articles of incorporation and for the exchange offer relating to our preferred stock, both of which were conditions to the going private transaction. Emmis incurred approximately $0.9 million of such expenses, which related to the special meeting and associated matters, and Mr. Smulyan’s companies incurred approximately $0.7 million of such expenses, which related to the exchange offer and associated matters. See Note 9 for more discussion of the going private transaction.

18. SUBSEQUENT EVENTS

Fifth Amendment to Credit Agreement

On March 20, 2012, the Company entered into the Fifth Amendment to our Credit Agreement to allow us to issue preferred stock into the 2012 Retention Plan and Trust Agreement (the “2012 Retention Plan”). The Fifth Amendment did not change any financial covenants, but amended certain provisions of the Credit Agreement to allow Emmis to contribute shares to the 2012 Retention Plan and Trust Agreement (the “2012 Retention Plan”) as discussed below.

2012 Retention Plan

On April 2, 2012, the shareholders of the Company approved the 2012 Retention Plan at a special meeting of shareholders. The Company contributed 400,000 shares of our Series A cumulative convertible preferred stock to the Trust in connection with the approval of the 2012 Retention Plan. Awards granted under the 2012 Retention Plan entitle the participants to receive distribution two years from the date of shareholder approval of the plan, provided the participant is still an employee. Distributions may be in the form of Class A common stock if the Company elects to convert the preferred stock to common stock at the then-current conversion ratio prior to distribution. The initial Trustee of the plan is Jeffrey H. Smulyan.

In connection with the approval of the 2012 Retention Plan, the Trustee and the Trust entered into a Voting and Transfer Restriction Agreement with Emmis, pursuant to which Emmis has the right to direct the vote of the 400,000 shares of Preferred Stock contributed to the Trust under the 2012 Retention Plan. As such, the Company effectively controls approximately 66.8% of the outstanding Series A cumulative convertible preferred stock.

Litigation related to our Series A cumulative convertible preferred stock

Emmis and certain of its officers and directors are named as defendants in a lawsuit filed April 16, 2012, in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis would violate certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares’) in favor of certain proposed amendments to Emmis’ Articles of Incorporation. The plaintiffs seek declaratory and injunctive relief.

Emmis has filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting the Swap Shares and the Trust Shares in favor of the proposed amendments. Emmis is defending this lawsuit vigorously.

Amendment to KXOS-FM LMA

On April 13, 2012, the Company entered into a First Amendment to Put and Call Agreement (the “Amendment”) with a subsidiary of GRC and certain of its “Qualified Designees” (as defined in the Put and Call Agreement dated April 3, 2009 (the “Put and Call Agreement”)). On April 3, 2009, Emmis and GRC had entered into a seven year Local Programming and Marketing Agreement (“LMA”) under which GRC has provided programming for radio station KXOS-FM (f/k/a KMVN-FM), Los Angeles, CA (the “Station”). At the same time, Emmis and GRC entered into the Put and Call Agreement under which GRC has the right to purchase the Station for $110 million at any time during the term of the LMA and Emmis has the right to require GRC to purchase the Station for the same amount at the end of the term of the LMA. The First Amendment effectively gives the Qualified Designees the right to purchase the Station for $85.5 million dollars provided that the purchase closes on or before March 27, 2013. The LMA will remain in effect until the closing of the purchase. If the closing does not occur on or before March 27, 2013, the LMA will continue to remain in effect, the call option exercised by the Qualified Designees will terminate and the amendments to the Put and Call set forth in the Amendment will be null and void (i.e., the purchase price for the Station will revert to $110 million). Any closing under the Amendment is subject to customary representations, warranties, covenants and conditions, including FCC approval for which transfer applications have been filed.

WRKS-FM LMA and related transactions

On April 26, 2012, a subsidiary of Emmis entered into a LMA with New York AM Radio, LLC (“Programmer”) pursuant to which, commencing April 30, 2012, Programmer purchased from Emmis the right to provide programming on radio station WRKS-FM, 98.7FM, New York, NY (the “Station”) until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of Programmer, has guaranteed the obligations of Programmer under the LMA. Emmis’ subsidiary retains ownership and control of the Station during the term of the LMA and will receive an annual fee from Programmer of $8.4 million for the first year of the term under the LMA, which fee will increase by 3.5% each year thereafter until the LMA’s termination. Emmis’ subsidiary plans to assign the LMA to a special-purpose subsidiary (the “Financing Subsidiary”) in connection with the funding of the Note under the Participation Agreement, each as described below.

On April 26, 2012, the Financing Subsidiary and a subsidiary of the Financing Subsidiary which was formed to hold the FCC License for the Station (the “License Subsidiary”) entered into a Participation Agreement (the “Participation Agreement”) with Wells Fargo Bank Northwest, National Association (the “Holder”) and Teachers Insurance and Annuity Association of America (“TIAA”). Pursuant to the Participation Agreement, the Holder will sell to TIAA a 100% participation interest in a 4.10% promissory note to be issued, jointly and severally, by the Financing Subsidiary and the License Subsidiary in the principal amount of $82.5 million (the “Note”). The Note will mature on August 1, 2024 and will bear interest at a rate equal to 4.10% per annum. The Note will be secured by, among other things, an equity pledge agreement, a security agreement and assignment of certain agreements to the Holder. As evidence of TIAA’s purchase of the participation interest in the Note, TIAA will receive a Pass-Through Certificate which entitles TIAA to receive payments made under the Note, which will be funded by the Programmer’s payments pursuant to the LMA. In its capacity as the trustee, the Holder will receive fees and expenses for undertaking certain obligations related to the Note. The net proceeds from the Note will be used by the Financing Subsidiary to pay transaction expenses and to pay a dividend to certain Emmis entities for purposes of debt reduction and general corporate purposes. Emmis anticipates that approximately $75 million of such net proceeds will be used to repay indebtedness under the senior credit agreement of Emmis Operating Company, including all amounts then outstanding under its revolver.

In connection with entry into the Participation Agreement, certain subsidiaries of Emmis (the “Contributors”) plan to contribute the assets (including the FCC License) to the Financing Subsidiary and the License Subsidiary. Upon receipt of a final order from the Federal Communications Commission relating to the transfer of the FCC License, the Contributors will contribute the relevant assets of the Station (the “Station Assets”) and the FCC License pursuant to certain contribution agreements entered into in connection with the Participation Agreement. Upon the contribution of the Station Assets, the Financing Subsidiary and the License Subsidiary will issue the Note. In connection with the financing of the Station Assets by the Financing Subsidiary, Emmis will agree to act as manager of the Station Assets and provide certain indemnities pursuant to a management agreement entered into in connection with the Participation Agreement. The funding of the Note is subject to certain conditions and is expected to occur on or about May 31, 2012.

On April 5, 2012, certain of the Contributors entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with YMF Media LLC (the “Purchaser”). Yucaipa Corporate Initiatives Fund II, L.P., Yucaipa Corporate Initiatives (Parallel) Fund II, L.P., Fortress Credit Funding I, LP., Drawbridge Special Opportunities Fund Ltd. and CF ICBC LLC agreed to guarantee certain obligations of the Purchaser under the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, the Contributors agreed to sell certain intellectual property rights to the Purchaser, and the Purchaser agreed to also assume certain liabilities of the Contributors, in the event the Contributors commence broadcasting ESPN programming on the Station under a LMA (as described above). The purchase price is $10.0 million (payable on the earlier of the consummation of the disposition of KBLX-FM, 102.9FM, Berkeley, CA, or December 31, 2012), plus quarterly earn-out payments, if any, equal to 15% of the incremental gross revenue over a three-year period in excess of calendar 2011 gross revenues attributable to radio station WBLS-FM, 107.5FM, New York, NY. The assets that will be sold to the Purchaser include intellectual property rights used or held for use by the Contributors exclusively in the business or operation of the Station, and all assignable registrations, applications, renewals, issuances, extensions, restorations and reversions for, in respect of or relating to the intellectual property. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities.

The transactions contemplated by the Asset Purchase Agreement became effective on May 7, 2012, which was the fifth business day following the date on which the Contributors commenced broadcasting on the Station under a Local Programming and Marketing Agreement (as described above).

On April 26, 2012, Emmis entered into amendments of its senior secured credit facility and senior unsecured notes with Zell Credit Opportunities Master Fund, L.P. to allow for the entry into the agreements and consummation of the transactions described above. In addition, these amendments reduce the amount of required minimum trailing twelve-month Consolidated EBITDA (as defined in the credit agreement) from $25 million to $24 million and allow for $20 million of the net proceeds to be used for revolver repayment and general corporate purposes, while simultaneously reducing the revolver commitment by $10 million, from $20 million to $10 million.

Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed above, the Company will separate the two New York stations into separate units of accounting. Based on the valuation of FCC licenses performed on December 1, 2011, the impairment related to the WRKS-FM FCC license would be approximately $12.4 million upon separation of the stations into separate units of accounting. However, the Company plans to reassess the FCC license valuation as of May 1, 2012 given the transactions as described above and the actual amount of impairment , if any, to be recorded during Emmis’ quarter ended May 31, 2012, will be determined based upon this reassessed valuation.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 29, 2012, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal 2: Election of Preferred Replacement Director,” “Corporate Governance – Certain Committees of the Board of Directors,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed on March 21, 2012 for the April 2, 2012 Special Meeting of Shareholders (the “March 21, 2012 Proxy Statement”). Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors” and “Executive Compensation” in the March 21, 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, 2004 Equity Compensation Plan and 2010 Equity Compensation Plan as of February 29, 2012. Our shareholders have approved these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity Compensation Plans
Approved by Security Holders	8,426,564	$7.26	3,210,264
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	8,426,564	$7.26	3,210,264

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Independent Directors” and “Corporate Governance – Transactions with Related Persons” in the March 21, 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the section entitled “Matters Relating to Independent Registered Public Accountants” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Second Amended and Restated Code of By-Laws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on March 8, 2012.

4.1	Form of stock certificate for Class A common stock, incorporated by reference from Exhibit 3.5 to the 1994 Emmis Registration Statement on Form S-1, File No. 33-73218 (the “1994 Registration Statement”).

10.1	Amended and Restated Credit and Term Loan Agreement dated November 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2006.

10.2	First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 6, 2009.

10.3	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2009.

10.4	Third Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2011.

10.5	Fourth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 12, 2012.

10.6	Fifth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement.*

10.7	Sixth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement.*

10.8	Note Purchase Agreement, dated November 10, 2011, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (b) to the Company’s Schedule TO-I filed December 1, 2011.

10.9	First Amendment and Consent to Note Purchase Agreement, dated March 20, 2012, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation.*

10.10	Second Amendment and Consent to Note Purchase Agreement, dated April 26, 2012, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation.*

10.11	Emmis Communications Corporation 2004 Equity Compensation Plan as Amended and Restated in 2008, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed January 7, 2009.++

10.12	Emmis Communications Corporation 2010 Equity Compensation Plan, incorporated by reference to Exhibit A to the Company’s proxy statement filed on Form DEF 14A on November 10, 2010.++

10.13	Tax Sharing Agreement dated May 10, 2004, by and between Emmis Communications Corporation and Emmis Operating Company, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended February 29, 2004.

10.14	Form of Stock Option Grant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 7, 2005.++

10.15	Form of Restricted Stock Option Grant Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 7, 2005.++

10.16	Bonus Plan for Fiscal Year Ending 2012, incorporated by reference to Item 1.01 of the Company’s Form 8-K filed April 21, 2011.++

10.17	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Jeffrey H. Smulyan, incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K filed on January 7, 2009.++

10.18	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan.*++

10.19	Employment Agreement, dated as of December 15, 2009, by and between Emmis Operating Company and Jeffrey H. Smulyan incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K filed on May 7, 2010. ++

10.20	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh, incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed on January 12, 2012.++

10.21	Employment Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed January 12, 2012.++

10.22	Change in Control Severance Agreement, dated as of March 1, 2009, by and between Emmis Operating Company and J. Scott Enright.*++

10.23	Employment Agreement, dated as of March 1, 2009, by and between Emmis Communications Corporation and J. Scott Enright.*++

10.24	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright.*++

10.25	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and J. Scott Enright.*++

10.26	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Gregory T. Loewen.*++

10.27	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Gregory T. Loewen.*++

10.28	Employment Agreement, dated as of March 1, 2010, by and between Emmis Operating Company Gregory T. Loewen.*++

10.29	Change in Control Severance Agreement, dated as of January 1, 2008, by and between Emmis Communications Corporation and Richard F. Cummings, incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed on January 7, 2009.++

10.30	Employment Agreement, dated as of March 1, 2011, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 11, 2011.++

10.31	Change in Control Severance Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 12, 2012.++

10.32	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 12, 2012.++

10.33	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff incorporated by reference from Exhibit 10.31 to the Company’s Form 10-K/A filed October 9, 2009.++

10.34	Local Programming and Marketing Agreement, dated as of April 3, 2009, among KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC and Grupo Radio Centro S.A.B. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 8, 2009.

10.35	Put and Call Agreement, dated as of April 3, 2009, among KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC and Grupo Radio Centro S.A.B. de C.V., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 8, 2009.

10.36	Total Return Swap Confirmation, dated November 28, 2011, by and between Alden Global Distressed Opportunities Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(1) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.37	Voting Agreement, dated November 28, 2011, by and among Alden Global Distressed Opportunities Master Fund, L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(2) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.38	Total Return Swap Confirmation, dated November 14, 2011, by and between Valinor Credit Partners Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(3) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.39	Voting Agreement, dated November 14, 2011, by and among Valinor Credit Partners Master Fund, L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(4) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.40	Total Return Swap Confirmation, dated November 14, 2011, by and between Sugarloaf Rock Capital, LLC and Emmis Communications Corporation incorporated by reference from Exhibit (d)(5) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.41	Voting Agreement, dated November 14, 2011, by and among Sugarloaf Rock Capital, LLC, J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(6) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.42	Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Partners Qualified L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(7) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.43	Voting Agreement, dated November 14, 2011, by and among Third Point Partners Qualified L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(8) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.44	Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Partners L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(9) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.45	Voting Agreement, dated November 14, 2011, by and among Third Point Partners L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(10) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.46	Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Offshore Master Fund L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(11) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.47	Voting Agreement, dated November 14, 2011, by and among Third Point Offshore Master Fund L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(12) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.48	Total Return Swap Confirmation, dated November 14, 2011, by and between Third Point Ultra Master Fund L.P. and Emmis Communications Corporation incorporated by reference from Exhibit (d)(13) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.49	Voting Agreement, dated November 14, 2011, by and among Third Point Ultra Master Fund L.P., J. Scott Enright, and Emmis Communications Corporation incorporated by reference from Exhibit (d)(14) to the Company’s Schedule TO-I/A filed December 2, 2011.

10.50	Second Amended and Restated Limited Liability Company Agreement of Merlin Media, dated September 1, 2011, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2011.

10.51	Contribution Agreement, dated as of June 20, 2011, by and among Emmis Operating Company, Emmis Radio, LLC, Emmis Radio License, LLC, Emmis Radio Holding Corporation, Emmis Radio Holding II Corporation and Merlin Media, LLC, incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K/A filed June 24, 2011.

10.52	Local Programming and Marketing Agreement, dated as of June 20, 2011, by and among Emmis Radio, LLC, Emmis Radio License, LLC, Merlin Media, LLC and LMA Merlin Media, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed June 24, 2011.

10.53	Guarantee of Emmis Communications Corporation, dated June 20, 2011, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K/A filed June 24, 2011.

10.54	Backstop Letter Agreement dated as of March 27, 2011 among Emmis Operating Company, Emmis Communications Corporation and Canyon Capital Advisors, LLC incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2011.

10.55	Form of Directors and Officer Indemnification Agreement.*

10.56	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 26, 2012.

10.57	Participation Agreement dated as of April 26, 2012, among Emmis New York Radio LLC, Emmis New York Radio License LLC, Wells Fargo Bank Northwest, National Association and Teachers Insurance and Annuity Association of America incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed April 26, 2012.

10.58	Asset Purchase Agreement, dated as of April 5, 2012, among Emmis Radio, LLC, Emmis Radio License Corporation of New York, YMF Media LLC and certain other parties thereto incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed April 26, 2012.

21	Subsidiaries of Emmis.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed with this report.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
++	Management contract or compensatory plan or arrangement.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 10, 2012	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 10, 2012	/s/ Jeffrey H. Smulyan Jeffrey H. Smulyan	President, Chairman of the Board and Director (Principal Executive Officer)

Date: May 10, 2012	/s/ Patrick M. Walsh Patrick M. Walsh	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2012	Susan B. Bayh* Susan B. Bayh	Director

Date: May 10, 2012	Michelle D. Bergman* Michelle D. Bergman	Director

Date: May 10, 2012	David Gale* David Gale	Director

Date: May 10, 2012	Gary L. Kaseff* Gary L. Kaseff	Director

Date: May 10, 2012	Richard A. Leventhal* Richard A. Leventhal	Director

Date: May 10, 2012	Peter A. Lund* Peter A. Lund	Director

Date: May 10, 2012	Greg A. Nathanson* Greg A. Nathanson	Director

Date: May 10, 2012	Lawrence B. Sorrel* Lawrence B. Sorrel	Director

*By:	/s/ J. Scott Enright
J. Scott Enright
Attorney-in-Fact