Form 10-K/A
period 2012-02-29
EMMIS COMMUNICATIONS CORP
filed 2012-06-22
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of June 15, 2012, was:

34,077,279	Class A Common Shares, $.01 par value
4,722,684	Class B Common Shares, $.01 par value
0	Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for April 2, 2012 Special Meeting of Shareholders filed on March 21, 2012	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-K

Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended February 29, 2012 (the “Original Filing”), originally filed with the Securities and Exchange Commission on May 10, 2012, in order to provide disclosure under Part III of the Original Filing that was omitted pursuant to Instruction G(3) of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following persons were serving as directors as of February 29, 2012. In addition, Michelle Bergman was elected as a director on April 2, 2012 by the holders of our Series A Preferred Stock.

Name, Age, Principal Occupation(s) and

Business Experience

Directors whose terms expire in 2014:

Richard A. Leventhal, Age 65

Mr. Leventhal is President and majority owner of LMCS, LLC, an investment, management and consulting company. Previously, Mr. Leventhal co-owned and operated Top Value Fabrics, Inc., a wholesale fabric and textile company in Carmel, Indiana, for 27 years.

Peter A. Lund,(1)(2) Age 71

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

Lawrence B. Sorrel, Age 53

Mr. Sorrel is Managing Partner of Tailwind Capital where he has worked since 2002. From 1998 to 2002, Mr. Sorrel was a general partner of Welsh, Carson, Anderson & Stowe. Prior to May 1998, he was a Managing Director of Morgan Stanley and the firm’s private equity affiliate, Morgan Stanley Capital Partners, where he had been employed since 1986.

Directors whose terms expire in 2013:

Jeffrey H. Smulyan, Age 65

Mr. Smulyan founded Emmis in 1979 and is our Chairman, Chief Executive Officer and President. Mr. Smulyan began working in radio in 1973, and has owned one or more radio stations since then. Formerly, he was also the owner and chief executive officer of the Seattle Mariners Major League Baseball team. He is former Chairman of the Radio Advertising Bureau and serves as a Trustee of his alma mater, the University of Southern California. He was a director of The Finish Line, a sports apparel manufacturer, from 1994 to 2008. Mr. Smulyan is also a member and manager of HSLS, LLC.

Greg A. Nathanson, Age 65

Mr. Nathanson served as our Television Division President before resigning in October 2000. He is currently a media consultant. Mr. Nathanson has over 30 years of television broadcasting experience, having served as President of Programming and Development for Twentieth Television from 1996 to 1998; as General Manager of KTLA-TV in Los Angeles, California from 1992 to 1996; and as General Manager of the Fox television station KTTV from 1988 to 1992. In addition, he was President of all the Fox Television stations from 1990 to 1992.

Directors elected by holders of Common Stock whose terms expire in 2012:

Susan B. Bayh,(1) Age 52

Mrs. Bayh was the Commissioner of the International Joint Commission of the United States and Canada until 2001. She served as a Distinguished Visiting Professor at the College of Business Administration at Butler University from 1994 through 2003. Previously, she was an attorney with Eli Lilly & Company. She is a director of Wellpoint, Inc., a Blue Cross/Blue Shield company; Curis, Inc., a therapeutic drug development company; and Dendreon Corporation, a biotechnology company. Previously, she served as a director for Esperion Therapeutics, Inc., Novavax, Inc., Cubist Pharmaceuticals, Inc., MDRNA (formerly Nastech) and Dyax Corp., each of which is a pharmaceutical company.

Gary L. Kaseff, Age 64

Mr. Kaseff served as our Executive Vice President and General Counsel until his resignation in March 2009. He remains employed by Emmis. Before becoming general counsel, Mr. Kaseff practiced law in Southern California. Previously, he was President of the Seattle Mariners Major League Baseball team and partner with the law firm of Epport & Kaseff.

Patrick M. Walsh, Age 45

Mr. Walsh became Executive Vice President and Chief Financial Officer of Emmis in September 2006 and added the position of Chief Operating Officer in December 2008. Mr. Walsh came to Emmis from iBiquity Digital Corporation, the developer and licensor of HD Radio technology, where he served as Chief Financial Officer and Senior Vice President from 2002 to 2006. Prior to joining iBiquity, Mr. Walsh was a management consultant for McKinsey & Company, and served in various management positions at General Motors Acceptance Corporation and Deloitte LLP.

Directors elected by holders of Preferred Stock whose terms expire in 2012:

David Gale, Age 58

Mr. Gale is the President and Chief Executive Officer of Delta Dividend Group, Inc., a San Francisco-based investment management firm, a position he has held since 1992. Mr. Gale has also served as a director of F&C Preferred Income Fund (NYSE:PFD) since 1997, of F&C Preferred Income Opportunity Fund (NYSE:PFO) since 1997, of F&C Preferred Securities Fund (NYSE:FFC) since 2003 and of F&C Total Return Fund (NYSE:FLC) since 2004, and he served as a director of Metromedia International Return Group, Inc. from 2004 to 2008. Mr. Gale was nominated by Zazove Associates LLC, as general partner of Zazove Aggressive Growth Fund, L.P., which is an owner of Preferred Stock.

Michelle D. Bergman, Age 45

Ms. Bergman is the founder of Bergman Law LLC, a New York-based law firm specializing in serving private equity funds, hedge funds, portfolio companies of private equity funds and early stage/start-up companies. Previously, Ms. Bergman served as Of Counsel at Benesch, Friedlander, Coplan & Aronoff LLP, Chief Executive Officer and Principal of WilPro Products, LLC and Senior Vice President, General Counsel and Corporate Secretary of Duane Reade Inc. Ms. Bergman was nominated by Zazove Associates LLC, which is an owner of Preferred Stock.

(1)	Independent director elected by the holders of the Class A common stock voting as a separate class.
(2)	In accordance with the Corporate Governance Guidelines, the Corporate Governance and Nominating Committee waived the mandatory director retirement age requirement with regard to Mr. Lund.

Additional information required by this item with respect to directors of Emmis is incorporated by reference from the sections entitled “Corporate Governance – Certain Committees of the Board of Directors,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed on March 21, 2012 for the April 2, 2012 Special Meeting of Shareholders (the “March 21, 2012 Proxy Statement”). Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors” and “Executive Compensation” in the March 21, 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of June 8, 2012, there were 34,007,279 shares of our Class A Common Stock, 4,722,684 shares of our Class B Common Stock and 2,822,320 shares of our Preferred Stock issued and outstanding. The Class A Common Stock is entitled to an aggregate of 34,007,279 votes, the Class B Common Stock is entitled to an aggregate of 47,226,840 votes and the Preferred Stock is entitled to 2,822,320 votes, voting separately as a class. The following table shows, as of June 8, 2012, the number and percentage of our Common Stock and Preferred Stock held by each person known to us to own beneficially more than five percent of the issued and outstanding Common Stock or Preferred Stock, by the executive officers named in the beneficial ownership table below and our directors, and by our executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: One Emmis Plaza, 40 Monument Circle, Suite 700, Indianapolis, IN 46204.

	Class A Common Stock			Class B Common Stock			6.25% Series A Cumulative Convertible Preferred Stock
	Amount and			Amount and			Amount and
Five Percent Shareholders, Directors and Certain	Nature of Beneficial		Percent of	Nature of Beneficial		Percent of	Nature of Beneficial		Percent of
Executive Officers	Ownership		Class	Ownership		Class	Ownership		Class
Jeffrey H. Smulyan	1,348,970	(1)	3.9%	5,893,480	(16)	100.0%	400,000	(1)	14.2%
Susan B. Bayh	346,862	(2)	1.0%	—		—	—		—
Michelle D. Bergman	—		—	—		—	—		—
J. Scott Enright	222,693	(3)	*	—		—	—		—
David Gale	27,829	(4)	*	—		—	1,000		*
Gary L. Kaseff	701,872	(5)	2.0%	—		—	—		—
Richard A. Leventhal	455,753	(6)	1.3%	—		—	—		—
Peter A. Lund	505,506	(7)	1.5%	—		—	—		—
Greg A. Nathanson	653,671	(8)	1.9%	—		—	—		—
Lawrence B. Sorrel	527,472	(9)	1.5%	—		—	—		—
Patrick M. Walsh	416,793	(10)	1.2%	—		—	—		—
Corre Opportunities Fund, LP	438,834	(11)	1.3%	—		—	179,850	(11)	6.4%

Emmis Communications Corporation	—		—	—		—	1,484,679	(17)	52.6%
Bradley L. Radoff	2,000,000	(12)	5.3%	—		—	—		—
New Jersey Division of Investment	2,020,000	(13)	5.9%	—		—	—		—
Zazove Associates, LLC	1,199,284	(14)	3.4%	—		—	491,510	(14)	17.4%
All Executive Officers and Directors as a Group (13 persons)	6,113,445	(15)	16.6%	5,893,480	(16)	100.0%	401,000		14.2%

*	Less than 1%.
(1)	Consists of 8,441 shares held in the 401(k) Plan, 9,755 shares owned individually, 11,120 shares held by Mr. Smulyan as trustee for his children over which Mr. Smulyan exercises or shares voting control, 3,000 shares held by Mr. Smulyan as trustee for his niece over which Mr. Smulyan exercises or shares voting control, 30,625 shares held by The Smulyan Family Foundation, over which Mr. Smulyan shares voting control, 789,680 shares held by HSJS, LLC over which Mr. Smulyan shares voting control and 496,349 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. In addition, as reflected elsewhere in the table, Mr. Smulyan is the sole trustee of the Emmis Communications Corporation 2012 Retention Plan Trust, which owns 400,000 shares of 6.25% Series A Cumulative Convertible Preferred Stock. While these shares by their terms are convertible at any time into 976,000 shares of common stock, Mr. Smulyan is restricted by agreement from voting or transferring the preferred shares or any common shares into which they might be converted except as directed by Emmis. Accordingly, Mr. Smulyan disclaims beneficial ownership of such preferred shares or any common shares into which they might be converted. If the 976,000 common shares issuable upon conversion of these preferred shares were included in the shares of Class A Common Stock beneficially owned by Mr. Smulyan, the number of shares he beneficially owns would increase to 2,324,970, and the percent of the class he beneficially owns would increase to 6.5%.
(2)	Consists of 228,158 shares owned individually and 118,704 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. Of the shares owned individually, 6,585 are restricted stock subject to forfeiture if certain conditions are not satisfied.
(3)	Consists of 8,476 shares owned individually, 3,402 shares held in the 401(k) Plan and 210,815 shares represented by stock options exercisable currently or within 60 days of June 8, 2012.
(4)	Consists of 22,949 shares owned individually, 2,440 shares represented by stock options exercisable currently or within 60 days of June 8, 2012 and 2,440 shares issuable upon conversion of shares of 6.25% Series A Cumulative Convertible Preferred Stock. Of the shares owned individually, 2,195 are restricted stock subject to forfeiture if certain conditions are not satisfied.
(5)	Consists of 188,810 shares owned individually by Mr. Kaseff, 3,411 shares owned by Mr. Kaseff’s spouse, 1,346 shares held by Mr. Kaseff’s spouse for the benefit of their children, 2,395 shares held in the 401(k) Plan, and 505,910 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. Of the shares owned individually, 4,390 are restricted stock subject to forfeiture if certain employment agreement or other conditions are not satisfied.
(6)	Consists of 314,962 shares owned individually, 3,000 shares owned by Mr. Leventhal’s spouse, 17,600 shares owned by a corporation of which Mr. Leventhal is a 50% shareholder, 1,487 shares held in an individual retirement account and 118,704 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. Of the shares owned individually, 2,195 are restricted stock subject to forfeiture if certain conditions are not satisfied.
(7)	Consists of 401,437 shares owned individually and 104,069 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. Of the shares owned individually, 2,195 are restricted stock subject to forfeiture if certain conditions are not satisfied.
(8)	Consists of 490,967 shares owned individually or jointly with his spouse, 44,000 shares owned by trusts for the benefit of Mr. Nathanson’s children and 118,704 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. Of the shares owned individually, 4,390 are restricted stock subject to forfeiture if certain conditions are not satisfied.
(9)	Consists of 408,768 shares owned individually and 118,704 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. Of the shares owned individually, 2,195 are restricted stock subject to forfeiture if certain conditions are not satisfied.
(10)	Consists of 89,604 shares owned individually, 4,017 shares held in the 401(k) Plan and 323,172 shares represented by stock options exercisable currently or within 60 days of June 8, 2012.
(11)

Consists of 179,850 shares of 6.25% Series A Cumulative Convertible Preferred Stock, which is convertible into 438,834 shares of Class A common stock. Information concerning these shares was obtained from an amendment to Schedule 13D filed on February 6, 2012, by Corre Partners Management, LLC on behalf of Corre Opportunities Fund, LP, each of which has a mailing address of 1370 Avenue of the Americas, 29th Floor, New York, New York 10019.

(12)	Information concerning these shares was obtained from a Schedule 13G filed on April 20, 2012, by Bradley Louis Radoff, who has a mailing address of 1177 West Loop South, Suite 1625, Houston, Texas 77027.
(13)

Information concerning these shares was obtained from Form 13F combined for the period ended March 31, 2012, by New Jersey Division of Investment, which has a mailing address of 50 W. State St., 9th Floor, PO Box 290, Trenton, NJ, 08625-0290.

(14)	Consists of 1,199,284 shares of Class A Common Stock issuable upon conversion of 491,510 shares of 6.25% Series A Cumulative Convertible Preferred Stock. Information concerning these shares was obtained from a Schedule 13D filed on February 3, 2012, by Zazove Associates, LLC, Zazove Associates, Inc. and Gene T. Pretti, each of which has a mailing address of 1001 Tahoe Blvd., Incline Village, NV 89451
(15)	Includes 2,440 additional shares issuable upon conversion of shares of 6.25% Series A Cumulative Convertible Preferred Stock and 2,727,536 shares represented by stock options exercisable currently or within 60 days of June 8, 2012. If the additional 976,000 shares issuable upon the conversion of 6.25% Series A Cumulative Convertible Preferred Stock held in the 2012 Emmis Retention Plan Trust, as to which Mr. Smulyan disclaims beneficial ownership as described in Note 1, are added, the number of shares beneficially owned would increase to 7,089,445 and the percent of class would increase to 18.8%.
(16)	Consists of 4,722,684 shares owned individually and 1,170,796 shares represented by stock options exercisable currently or within 60 days of June 8, 2012.
(17)	Emmis has the right to direct the vote of 1,484,679 shares of 6.25% Series A Cumulative Convertible Preferred Stock, representing 52.6% of the outstanding Preferred Stock, pursuant to total return swaps and voting agreements with certain holders of Preferred Stock.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, 2004 Equity Compensation Plan and 2010 Equity Compensation Plan as of February 29, 2012. Our shareholders have approved these plans.

	Number of Securities		Number of Securities
	to be Issued		Remaining Available for
	Upon Exercise of	Weighted-Average	Future Issuance under
	Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	8,426,564	$7.26	3,210,264
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	8,426,564	$7.26	3,210,264

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to Independent Registered Public Accountants

The following table sets forth the fees (including cost reimbursements) paid to Ernst & Young LLP for the fiscal years ended February 28, 2011 and February 29, 2012, for various categories of professional services they performed as our independent registered public accountants.

	Year ended February 28 (29),
	2011	2012
Audit Fees (1)	$722,334	$770,418
Tax Consulting and Advisory Services	64,285	13,750

Total Fees	$786,619	$784,168

[1]

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

Engagement of the Independent Registered Public Accountants and Approval of Services

During the fiscal years ended February 28, 2011 and February 29, 2012, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young’s independence in the conduct of its auditing services. Under its current charter, it is the policy of the Audit Committee (or in certain instances, the chairman of the Audit Committee) to pre-approve the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services. No services were performed during the fiscal year ended February 29, 2012, under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements filed as a part of this report are set forth under Item 8.

Financial Statement Schedules

No financial statement schedules are required to be filed with this report.

Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

31.3	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.4	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

*	Filed with this report.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: June 22, 2012	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board, President and Chief Executive Officer