Form 10-Q
period 2012-05-31
EMMIS COMMUNICATIONS CORP
filed 2012-07-12
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

EMMIS COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

INDIANA	0-23264	35-1542018
(State of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 6, 2012, was:

34,077,279	Shares of Class A Common Stock, $.01 Par Value
4,722,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	May 31,
	2011	2012
NET REVENUES	$61,146	$56,787
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,847 and $1,217, respectively	49,334	46,844
Corporate expenses excluding depreciation and amortization expense of $264 and $461, respectively	7,335	4,972
Impairment loss	—	10,971
Depreciation and amortization	2,111	1,678
Gain on sale of assets	(3)	(10,000)

Total operating expenses	58,777	54,465

OPERATING INCOME	2,369	2,322

OTHER EXPENSE:
Interest expense	(7,214)	(8,123)
Loss on debt extinguishment	(1,478)	(484)
Other (income) expense, net	(6)	304

Total other expense	(8,698)	(8,303)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(6,329)	(5,981)
BENEFIT FOR INCOME TAXES	(2,742)	(3,108)

LOSS FROM CONTINUING OPERATIONS	(3,587)	(2,873)
GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX	2,894	—

CONSOLIDATED NET LOSS	(693)	(2,873)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,352	1,262

NET LOSS ATTRIBUTABLE TO THE COMPANY	(2,045)	(4,135)
PREFERRED STOCK DIVIDENDS	2,523	896

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,568)	$(5,031)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	May 31,
	2011	2012
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$(7,483)	$(5,031)
Discontinued operations	2,915	—

Net loss attributable to common shareholders	$(4,568)	$(5,031)

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.20)	$(0.13)
Discontinued operations, net of tax	0.08	—

Net loss attributable to common shareholders	$(0.12)	$(0.13)

Basic weighted average common shares outstanding	38,201	38,779

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.20)	$(0.13)
Discontinued operations, net of tax	0.08	—

Net loss attributable to common shareholders	$(0.12)	$(0.13)

Diluted weighted average common shares outstanding	38,201	38,779

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended May 31,
	2011	2012
CONSOLIDATED NET LOSS	$(693)	$(2,873)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Change in value of derivative instrument and related income tax effects	(489)	—
Cumulative translation adjustment	434	229

COMPREHENSIVE LOSS	(748)	(2,644)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,383	1,285

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,131)	$(3,929)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

		May 31,
	February 29,	2012
	2012	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,619	$10,486
Accounts receivable, net	32,880	34,236
Prepaid expenses	12,940	13,839
Other current assets	2,252	12,133
Current assets — discontinued operations	991	1,152

Total current assets	54,682	71,846

PROPERTY AND EQUIPMENT, NET	40,502	39,763
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	213,009	202,038
Goodwill	24,175	24,175
Other intangibles, net	1,998	1,939

Total intangible assets	239,182	228,152

OTHER ASSETS, NET	6,395	11,178
NONCURRENT ASSETS — DISCONTINUED OPERATIONS	8	—

Total assets	$340,769	$350,939

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

		May 31,
	February 29,	2012
	2012	(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,344	$13,799
Current maturities of long-term debt (Note 4)	7,978	5,501
Accrued salaries and commissions	8,136	5,786
Accrued interest	3,038	2,074
Deferred revenue	16,669	17,220
Other current liabilities	6,206	5,174
Current liabilities - discontinued operations	551	455

Total current liabilities	53,922	50,009

LONG-TERM DEBT, NET OF CURRENT MATURITIES	229,725	251,324

OTHER NONCURRENT LIABILITIES	10,988	9,140

DEFERRED INCOME TAXES	52,648	50,037

Total liabilities	347,283	360,510

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 2,875,000 SHARES; ISSUED AND OUTSTANDING 2,422,320 SHARES AT FEBRUARY 29, 2012 AND 2,822,320 AT MAY 31, 2012. EMMIS HAS OBTAINED RIGHTS IN 1,884,679 OF THE SHARES OUTSTANDING AS OF MAY 31, 2012 (REDEMPTION AMOUNT, INCLUDING UNDECLARED DIVIDENDS IN ARREARS, OF $57,351 AND $58,247, RESPECTIVELY). (Note 2)	46,882	46,882

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 34,007,279 shares at February 29, 2012 and 34,077,279 shares at May 31, 2012	340	341
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 29, 2012 and May 31, 2012, respectively	47	47
Additional paid-in capital	529,793	530,203
Accumulated deficit	(632,608)	(636,743)
Accumulated other comprehensive income	1,190	1,396

Total shareholders’ deficit	(101,238)	(104,756)
NONCONTROLLING INTERESTS	47,842	48,303

Total deficit	(53,396)	(56,453)

Total liabilities and deficit	$340,769	$350,939

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

(Unaudited)

(In thousands, except share data)

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Deficit
BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47	$529,793	$(632,608)	$1,190	$47,842	$(53,396)

Net loss						(4,135)		1,262	(2,873)
Issuance of Common Stock to employees and officers					389				389
Exercise of stock options	70,000	1			21				22
Payments of dividends and distributions to noncontrolling interests								(824)	(824)
Cumulative translation adjustment							206	23	229

BALANCE, MAY 31, 2012	34,077,279	$341	4,722,684	$47	$530,203	$(636,743)	$1,396	$48,303	$(56,453)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended May 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(693)	$(2,873)
Adjustments to reconcile consolidated net loss to net cash used in operating activities -
Discontinued operations	(2,894)	—
Impairment loss	—	10,971
Depreciation and amortization	2,322	1,973
Noncash accretion of debt instruments to interest expense	—	3,231
Loss on debt extinguishment	1,478	484
Provision for bad debts	120	124
Benefit for deferred income taxes	(2,789)	(2,613)
Noncash compensation	282	391
Gain on sale of assets	(3)	(10,000)
Changes in assets and liabilities -
Accounts receivable	(557)	(1,443)
Prepaid expenses and other current assets	673	(873)
Other assets	(48)	(152)
Accounts payable and accrued liabilities	2,468	(970)
Deferred revenue	(800)	551
Income taxes	(223)	(666)
Other liabilities	(603)	(3,572)
Net cash used in operating activities - discontinued operations	(8)	—

Net cash used in operating activities	(1,275)	(5,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,273)	(775)
Investment in unconsolidated affiliate	—	(2,000)
Other	9	21
Net cash provided by investing activities — discontinued operations	5,797	—

Net cash provided by (used in) investing activities	4,533	(2,754)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in thousands)

	Three Months Ended May 31,
	2011	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(6,489)	(75,019)
Proceeds from long-term debt	6,000	92,198
Debt-related costs	(516)	(3,423)
Payments of dividends and distributions to noncontrolling interests	(1,400)	(824)
Proceeds from the exercise of stock options	—	21
Settlement of tax withholding obligations on stock issued to employees	(74)	—

Net cash provided by (used in) financing activities	(2,479)	12,953

Effect of exchange rates on cash and cash equivalents	323	105

INCREASE IN CASH AND CASH EQUIVALENTS	1,102	4,867

CASH AND CASH EQUIVALENTS:
Beginning of period	6,068	5,619

End of period	$7,170	$10,486

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$4,742	$9,830
Income taxes, net of refunds	559	194

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	242	389

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

May 31, 2012

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 29, 2012. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2012, and the results of its operations and cash flows for the three-month periods ended May 31, 2011 and 2012.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2011 and 2012 consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock (the “Preferred Stock”). Each share of our outstanding Preferred Stock in which the Company has not obtained rights may, at the election of the preferred holder, convert into 2.44 shares of common stock. Conversion of these shares of Preferred Stock into common stock would be antidilutive for the three-month periods ended May 31, 2011 and 2012. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended May 31,
	2011	2012
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	6,854	2,288
Stock options and restricted stock awards	7,477	9,166

Antidilutive common share equivalents	14,331	11,454

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

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended May 31,
	2011	2012
Net revenues	$7	$—
Station operating expenses, excluding depreciation and amortization expense	90	—
Other income	95	—
Loss before income taxes	12	—
Loss attributable to minority interests	(21)	—

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

The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Three months ended May 31,
	2011	2012
Net revenues	$59	$—
Station operating expenses, excluding depreciation and amortization expense	49	—
Depreciation and amortization	7	—
Gain on sale of assets	4,882	—
Income before income taxes	4,885	—
Provision for income taxes	2,003	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 29, 2012		As of May 31, 2012
		Flint Peak Tower
	Slager	Site and Other	Slager
Current assets:
Cash and cash equivalents	$914	$—	$1,090
Prepaid expenses	—	—	—
Other	77	—	62

Total current assets	991	—	1,152

Noncurrent assets:
Other noncurrent assets	8	—	—

Total noncurrent assets	8	—	—

Total assets	$999	$—	$1,152

Current liabilities:
Accounts payable and accrued expenses	$457	$94	$455

Total current liabilities	$457	$94	$455

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

On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024 (see Note 8 for more discussion of this LMA and related transactions). Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company, continues to provide programming and sell advertising for KXOS-FM in Los Angeles pursuant to an LMA.

LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, for the three-month periods ended May 31, 2011 and 2012 were as follows:

	Three months ended May 31,
	2011	2012
KXOS-FM, Los Angeles	$1,750	$1,750
98.7FM, New York	—	861

Total	$1,750	$2,611

Note 2. Share Based Payments

The amounts recorded as share based compensation expense consist of stock option and restricted stock grants, common stock issued to employees and directors in lieu of cash payments, and Preferred Stock contributed to the 2012 Retention Plan.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. Prior to March 1, 2012, the Company used the simplified method to estimate the expected term for all options granted. Although the Company had granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which it determined was insufficient experience upon which to estimate the expected term through fiscal 2012. However, beginning in fiscal 2013, the Company determined that sufficient reliable data regarding its employees’ exercise behavior was available and it ceased using the simplified method. This change did not materially impact our results of operations. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2011 and 2012:

	Three Months Ended May 31,
	2011	2012
Risk-Free Interest Rate:	2.3% - 2.5%	0.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	4.2
Expected Volatility:	110.2% - 110.9%	129.5% - 131.4%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2012, and stock option activity during the three months ended May 31, 2012 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	8,426,564	$7.26
Granted	2,348,000	0.86
Exercised (1)	70,000	0.30
Forfeited	—	—
Expired	488,053	19.78

Outstanding, end of period	10,216,511	5.24	6.2	$4,181
Exercisable, end of period	6,930,845	7.30	4.7	$2,185

(1)	The Company did not record an income tax benefit related to option exercises in the three months ended May 31, 2012. No options were exercised during the three months ended May 31, 2011.

The weighted average grant date fair value of options granted during the three months ended May 31, 2011 and 2012, was $0.94 and $0.71, respectively.

A summary of the Company’s nonvested options at May 31, 2012, and changes during the three months ended May 31, 2012, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	3,193,171	$0.58
Granted	2,348,000	0.71
Vested	2,255,505	0.51
Forfeited	—	—

Nonvested, end of period	3,285,666	0.73

There were 1.4 million shares available for future grants under the Company’s various equity plans at May 31, 2012. The vesting dates of outstanding options at May 31, 2012 range from July 2012 to March 2017, and expiration dates range from June 2012 to May 2022.

Restricted Stock Awards

The Company grants restricted stock awards to directors annually, though it has granted restricted stock to employees in prior years. These awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s three-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants prior to fiscal 2011 were granted out of the Company’s 2004 Equity Compensation Plan and restricted stock award grants since March 1, 2010 have been granted out of the Company’s 2010 Equity Compensation Plan. The Company may also award, out of the Company’s 2010 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares are immediately lapsed on the grant date.

The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2012, and restricted stock activity during the three months ended May 31, 2012 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	24,145	$0.90
Granted	—	—
Vested (restriction lapsed)	—	—
Forfeited	—	—

Grants outstanding, end of period	24,145	0.90

The total grant date fair value of shares vested during the three months ended May 31, 2011 was $0.6 million. No shares vested during the three months ended May 31, 2012.

Preferred Stock and the 2012 Retention Plan

During the year ended February 29, 2012, the Company purchased rights in 1,484,679 shares of its Preferred Stock. The purchase price for the rights in the Preferred Stock was paid in cash, but these shares are subject to total return swap arrangements. We have entered into confirmations for total return swaps and voting agreements with several preferred holders. Pursuant to these agreements and arrangements, we have the ability to direct the vote of 1,484,679 shares of Preferred Stock, or approximately 61% of the Preferred Stock outstanding as of February 29, 2012.

On April 2, 2012, the shareholders of the Company approved the 2012 Retention Plan and Trust Agreement (the “Trust” or the “2012 Retention Plan”) at a special meeting of shareholders. The Company contributed 400,000 shares of its Preferred Stock to the Trust in connection with the approval of the 2012 Retention Plan. Awards granted under the 2012 Retention Plan entitle the participants to receive a distribution two years from the date of shareholder approval of the plan, provided the participant is still an employee and was an employee upon inception of the plan. Distributions may be in the form of Class A common stock if the Company elects to convert the Preferred Stock to common stock at the then-current conversion ratio prior to distribution. The initial Trustee of the plan is Jeffrey H. Smulyan, our Chairman of the Board, President and Chief Executive Officer.

As of the Trust’s inception and May 31, 2012, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance may allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within preferred stock in the accompanying condensed consolidated balance sheets. The Company recognized approximately $0.1 million of compensation expense related to the 2012 Retention Plan in the quarter ended May 31, 2012.

In connection with the approval of the 2012 Retention Plan, the Trustee and the Trust entered into a Voting and Transfer Restriction Agreement with Emmis, pursuant to which Emmis has the right to direct the vote of the 400,000 shares of Preferred Stock contributed to the Trust under the 2012 Retention Plan. As such, the Company effectively controls approximately 66.8% of the outstanding Preferred Stock. The Company also has the right to exchange the 400,000 shares of Preferred Stock into shares of Class A common stock at the same ratio as the conversion formula in the Preferred Stock (currently 2.44 shares of Class A common stock for each share of Preferred Stock).

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2011 and 2012:

	Three months ended May 31,
	2011	2012
Station operating expenses	$80	$153
Corporate expenses	202	238

Stock-based compensation expense included in operating expenses	282	391
Tax benefit	—	—

Recognized stock-based compensation expense, net of tax	$282	$391

As of May 31, 2012, there was $3.3 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Note 3. Intangible Assets and Goodwill

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $213.0 million as of February 29, 2012 and $202.0 million as of May 31, 2012. The decline in FCC licenses is attributable to the impairment charge recorded for 98.7FM. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed above and in Note 8, the Company separated the two New York stations into separate units of accounting. The Company performed an interim impairment test of the 98.7FM license as of May 1, 2012 which resulted in an impairment charge of $11.0 million.

The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, as was the case with 98.7FM as noted above, the Company will perform an interim impairment test. These impairment tests may result in impairment charges in future periods.

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA.

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2012, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

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

As of February 29, 2012 and May 31, 2012, the carrying amount of the Company’s goodwill was $24.2 million. As of February 29, 2012 and May 31, 2012 approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.

Definite-lived intangibles

The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, and trademarks, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2012 and May 31, 2012:

		February 29, 2012			May 31, 2012
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Foreign Broadcasting Licenses	8.9	$8,716	$6,976	$1,740	$8,716	$7,024	$1,692
Trademarks	12.9	749	502	247	749	507	242
Favorable Office Leases	0.3	688	677	11	688	683	5

TOTAL		$10,153	$8,155	$1,998	$10,153	$8,214	$1,939

Total amortization expense from definite-lived intangibles for the three–month periods ended May 31, 2011 and 2012 was $0.3 million and less than $0.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2013	$223
2014	209
2015	207
2016	207
2017	207

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 29, 2012 and May 31, 2012:

	As of February 29,	As of May 31,
	2012	2012
Credit Agreement debt
Revolver	$6,000	$—
Term Loan B	87,877	61,662
Extended Term Loan B	109,966	77,162

Total Credit Agreement debt	203,843	138,824

Senior unsecured notes	33,860	35,803

98.7FM nonrecourse debt	—	82,198

Less current maturities:
Credit Agreement debt	(7,978)	(1,388)
98.7FM nonrecourse debt	—	(4,113)

Total long-term debt	$229,725	$251,324

Credit Agreement Debt

At May 31, 2012, we had $138.8 million of outstanding term loans. Revolver availability at May 31, 2012 was $9.5 million, which is net of $0.5 million of outstanding letters of credit. During the three months ended May 31, 2012, the Company repaid $58.7 million of outstanding term loans and all amounts borrowed under the revolver from the proceeds received from the issuance of the 98.7FM debt as discussed in Note 8. Our revolver matures on November 2, 2012.

The Credit Agreement was amended twice during the three months ended May 31, 2012. See Note 9 for more discussion of the amendments.

Senior Unsecured Notes

Interest on the senior unsecured notes is paid in kind and compounds quarterly at a rate of 22.95% per annum, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. During the three months ended May 31, 2012, the Company recorded $1.9 million of interest expense related to the senior unsecured notes. The Notes mature on February 1, 2015, at which time the principal balance and all accreted interest is due entirely in cash.

The senior unsecured notes were amended twice during the three months ended May 31, 2012. See Note 9 for more discussion of the amendments.

98.7FM Nonrecourse Debt

On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of nonrecourse notes. Teachers Insurance and Annuity Association of America (“TIAA”), through a participation agreement with Wells Fargo Bank Northwest, National Association (“Wells Fargo”), is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company’s subsidiaries and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. See Note 8 for more discussion of the 98.7FM nonrecourse debt and LMA.

Mandatory principal payments related to the 98.7FM nonrecourse debt for the next five years and thereafter are summarized below:

Year Ended	98.7FM Nonrecourse
February 28 (29),	Debt Principal Repayments
2013	$3,130
2014	4,126
2015	4,541
2016	4,990
2017	5,453
Thereafter	59,958

Total	$82,198

Note 5. Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2013 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2013.

Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. The Company must maintain a minimum amount of trailing twelve-month Consolidated EBITDA (as defined in the Credit Agreement) and at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of May 31, 2012. Our Liquidity (as defined in the Credit Agreement) as of May 31, 2012 was $13.5 million. Our minimum Consolidated EBITDA (as defined in the Credit Agreement) requirement and actual amount as of May 31, 2012 was as follows:

	As of May 31, 2012
		Actual Trailing
	Covenant	Twelve-Month
	Requirement	Consolidated EBITDA[1]
Trailing Twelve-month Consolidated EBITDA[1]	$24,000	$26,264

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2012 and May 31, 2012. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of May 31, 2012
	Level 1	Level 2	Level 3
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Available for sale securities	$—	$—	$160	$160

Total assets measured at fair value on a recurring basis	$—	$—	$160	$160

[1]	As defined in the Credit Agreement

As of February 29, 2012
	Level 1	Level 2	Level 3
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs	Total
Available for sale securities	$—	$—	$160	$160

Total assets measured at fair value on a recurring basis	$—	$—	$160	$160

Available for sale securities — Emmis’ available for sale security is an investment in preferred stock of a company that is not traded in active markets. The investment is recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in Level 3 categorization.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ended
	May 31, 2011		May 31, 2012
	Available		Available
	For Sale	Derivative	For Sale
	Securities	Instruments	Securities
Beginning Balance	$189	$297	$160
Realized losses included in earnings	—	(297)	—

Ending Balance	$189	$—	$160

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

• Credit Agreement debt: As of February 29, 2012 and May 31, 2012, the fair value of the Company’s Credit Agreement debt was $198.0 million and $136.5 million, respectively, while the carrying value was $203.8 million and $138.8 million, respectively. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded and is considered a level 1 measurement. The Extended Term Loans are not actively traded and are considered a level 3 measurement. The Company believes that the current carrying value of the Extended Term Loans approximates its fair value.

• 6.25% Series A cumulative convertible preferred stock: As of February 29, 2012 and May 31, 2012, the fair value of the Company’s Preferred Stock for which the Company does not have voting rights, based on quoted market prices, was $20.2 million and $15.0 million, respectively, while the carrying value was $46.9 million for both periods. The carrying value of Preferred Stock excludes undeclared dividends in arrears. Exclusive of shares outstanding which the Company has acquired voting rights, undeclared dividends in arrears were of $10.5 million and $11.4 million as of February 29, 2012 and May 31, 2012, respectively. As quoted market prices are available, this is considered a level 1 measurement.

• Senior unsecured notes: The senior unsecured notes are not actively traded and are considered a level 3 measurement (see Note 4 for more discussion of the senior unsecured notes). The Company believes that the current carrying value of the senior unsecured notes approximates its fair value.

• 98.7FM nonrecourse debt: The 98.7FM nonrecourse debt is not actively traded and is considered a level 3 measurement (see Note 4 and Note 8 for more discussion of the 98.7FM nonrecourse debt). The Company believes that the current carrying value of the 98.7FM nonrecourse debt approximates its fair value.

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

	Net Revenues		Long-lived Assets
	Three Months Ended May 31,		As of February 29,	As of May 31,
	2011	2012	2012	2012
Continuing Operations:

Slovakia	$2,672	$2,277	$6,313	$6,181

Bulgaria	255	234	578	490

Discontinued Operations (see Note 1):

Hungary	$7	$—	$8	$—

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 29, 2012, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
May 31, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$40,376	$16,411	$—	$56,787
Station operating expenses, excluding depreciation and amortization	30,600	16,244	—	46,844
Corporate expenses, excluding depreciation and amortization	—	—	4,972	4,972
Depreciation and amortization	1,109	108	461	1,678
Impairment loss	10,971	—	—	10,971
Gain on sale of assets	(10,000)	—	—	(10,000)

Operating income (loss)	$7,696	$59	$(5,433)	$2,322

Three Months Ended
May 31, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$45,370	$15,776	$—	$61,146
Station operating expenses, excluding depreciation and amortization	32,988	16,346	—	49,334
Corporate expenses, excluding depreciation and amortization	—	—	7,335	7,335
Depreciation and amortization	1,735	112	264	2,111
Gain on sale of fixed assets	(3)	—	—	(3)

Operating income (loss)	$10,650	$(682)	$(7,599)	$2,369

	As of February 29, 2012
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$277,676	$37,332	$24,762	$339,770
Assets — discontinued operations	999	—	—	999

Total assets	$278,675	$37,332	$24,762	$340,769

	As of May 31, 2012
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$285,636	$35,393	$28,758	$349,787
Assets — discontinued operations	1,152	—	—	1,152

Total assets	$286,788	$35,393	$28,758	$350,939

Note 8. 98.7FM New York Intellectual Property Sale, LMA and Related Financing Transaction

Sale of WRKS-FM Intellectual Property

On April 5, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with YMF Media LLC (“YMF”). Yucaipa Corporate Initiatives Fund II, L.P., Yucaipa Corporate Initiatives (Parallel) Fund II, L.P., Fortress Credit Funding I, LP., Drawbridge Special Opportunities Fund Ltd. and CF ICBC LLC agreed to guarantee certain obligations of the Purchaser under the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, the Company agreed to sell certain intellectual property rights, described below, to YMF, and YMF agreed to also assume certain liabilities of the Company. The purchase price was $10.0 million, plus quarterly earn-out payments, if any, equal to 15% of the incremental gross revenue over a three-year period in excess of calendar 2011 gross revenues attributable to radio station WBLS-FM, 107.5FM, New York, NY, which is owned by YMF. The assets sold to YMF included intellectual property rights used or held for use by the Company exclusively in the business or operation of 98.7FM, and all assignable registrations, applications, renewals, issuances, extensions, restorations and reversions for, in respect of or relating to the intellectual property. The Asset Purchase Agreement contained customary representations, warranties, covenants and indemnities.

The sale of WRKS-FM’s intellectual property became effective on May 7, 2012. The $10.0 million gain is reflected in gain on sale of assets and the receivable is reflected in other current assets in the condensed consolidated statements of operations and condensed consolidated balance sheets, respectively. Emmis collected the $10.0 million intellectual property sale proceeds on July 6, 2012 and used the entire amount to repay term loans under the Company’s Credit Agreement.

98.7FM Local Programming and Marketing Agreement

On April 26, 2012, the Company entered into an LMA with New York AM Radio, LLC (“Programmer”) pursuant to which, commencing April 30, 2012, Programmer purchased from Emmis the right to provide programming on 98.7FM (the “Station”) until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of Programmer, has guaranteed the obligations of Programmer under the LMA. The Company retains ownership and control of the Station, including the related FCC license, during the term of the LMA and will receive an annual fee from Programmer of $8.4 million for the first year of the term under the LMA, which fee will increase by 3.5% each year thereafter until the LMA’s termination. LMA fee revenue is recorded on a straight-line basis over the term of the LMA. The Company assigned the LMA to a wholly-owned, newly-formed subsidiary (the “Financing Subsidiary”) in connection with the funding of the 98.7FM nonrecourse debt under the Participation Agreement, each as described below.

Issuance of 98.7FM Nonrecourse Debt

On April 26, 2012, the Financing Subsidiary and a subsidiary of the Financing Subsidiary, which was formed to hold the FCC License for the Station (the “License Subsidiary”), entered into a Participation Agreement (the “Participation Agreement”) with Wells Fargo and TIAA. On May 30, 2012, subsequent to the contribution of certain assets including the FCC License of 98.7FM to the License Subsidiary, the Company closed on the financing under the Participation Agreement with Wells Fargo and TIAA. Pursuant to the Participation Agreement, Wells Fargo sold to TIAA a 100% participation interest in a 4.10% promissory note issued, jointly and severally, by the Financing Subsidiary and the License Subsidiary in the principal amount of approximately $82.2 million (the “98.7FM Note”). The 98.7FM Note will mature on August 1, 2024 and bears interest at a rate equal to 4.10% per annum. Principal payments to be made under the note are described in Note 4. The 98.7FMNote is principally secured by, among other things, an assignment of the proceeds of the 98.7FM LMA and a guarantee by Disney Enterprises, Inc. As evidence of TIAA’s purchase of the participation interest in the 98.7FM Note, TIAA received a Pass-Through Certificate which entitles TIAA to receive payments made under the 98.7FM Note. In its capacity as the trustee, Wells Fargo receives fees and expenses for undertaking certain obligations related to the 98.7FM Note.

Approximately $74.7 million of the net proceeds from the 98.7FM Note were used to repay indebtedness under the senior credit agreement of Emmis Operating Company, including all amounts then outstanding under its revolver, $4.3 million was retained by Emmis Operating Company for general corporate purposes, including the settlement of contract termination and severance obligations related to 98.7FM as well as Extended Term Loan B exit fee obligations, and the remainder was used to pay transaction costs. Approximately $3.2 million of transaction fees related to the issuance of the 98.7FM Note were capitalized and are being amortized over the life of the 98.7FM Note, which fully matures in August 2024, which coincides with the expiration of the 98.7FM LMA. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheet.

The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM Note, as well as all operating costs of the Station.

Note 9. Long-term Debt Amendments

Fifth Amendment to Credit Agreement, First Amendment to Senior Unsecured Notes

On March 20, 2012, Emmis entered into amendments of its senior secured credit facility and senior unsecured notes to allow us to issue Preferred Stock into the 2012 Retention Plan and Trust. These amendments did not change any financial covenants, but amended certain provisions of the Credit Agreement and senior unsecured notes to allow Emmis to contribute shares to the 2012 Retention Plan and Trust Agreement as discussed in Note 2.

Sixth Amendment to Credit Agreement, Second Amendment to Senior Unsecured Notes

On April 26, 2012, Emmis entered into amendments of its senior secured credit facility and senior unsecured notes to allow for the entry into the agreements and consummation of the 98.7FM transactions described in Note 8 above. In addition, the sixth amendment to the Credit Agreement reduced the amount of required minimum trailing twelve-month Consolidated EBITDA (as defined in the credit agreement) from $25 million to $24 million and allowed for $20 million of the net proceeds received from the 98.7FM Note to be used for revolver repayment and general corporate purposes, while simultaneously reducing the revolver commitment by $10 million, from $20 million to $10 million.

Note 10. Investment in Courseload, Inc.

On May 1, 2012, the Company purchased $2.0 million of the preferred stock of Courseload, Inc., a provider of online textbooks and other course material. Emmis can, at its discretion, purchase up to an additional $4.0 million of preferred stock in Courseload, Inc. through November 2012. This investment is accounted for under the cost method as the preferred stock in Courseload, Inc, does not have a readily determinable fair value.

Note 11. Amendment to KXOS-FM LMA

On April 13, 2012, the Company entered into a First Amendment to Put and Call Agreement (the “Amendment”) with a subsidiary of GRC and certain of its “Qualified Designees” (as defined in the Put and Call Agreement dated April 3, 2009 (the “Put and Call Agreement”)). On April 3, 2009, Emmis and GRC had entered into a seven year LMA under which GRC has provided programming for radio station KXOS-FM (f/k/a KMVN-FM), Los Angeles, CA. At the same time, Emmis and GRC entered into the Put and Call Agreement under which GRC has the right to purchase KXOS-FM for $110 million at any time during the term of the LMA and Emmis has the right to require GRC to purchase KXOS-FM for the same amount at the end of the term of the LMA. The First Amendment effectively gives the Qualified Designees the right to purchase KXOS-FM for $85.5 million dollars provided that the purchase closes on or before March 27, 2013. The LMA will remain in effect until the closing of the purchase. If the closing does not occur on or before March 27, 2013, the LMA will continue to remain in effect, the call option exercised by the Qualified Designees will terminate and the amendments to the Put and Call set forth in the Amendment will be null and void (i.e., the purchase price for KXOS-FM will revert to $110 million). In April 2012, Emmis applied for FCC approval of the transfer of the KXOS-FM FCC license. The FCC approved the KXOS-FM FCC license transfer on June 22, 2012. Any closing under the Amendment is subject to customary representations, warranties, covenants and conditions, including GRC’s ability to obtain financing for the transaction, but we are hopeful closing will occur in our fiscal quarter ending August 31, 2012.

Note 12. Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis and certain of its officers and directors are named as defendants in a lawsuit filed by certain holders of Preferred Stock (the “Lock-Up Group”) April 16, 2012, in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis would violate certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares’) in favor of certain proposed amendments to Emmis’ Articles of Incorporation. The plaintiffs seek declaratory and injunctive relief.

Emmis has filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments. Emmis is defending this lawsuit vigorously.

Emmis has asked the U.S. District Court to issue a declaratory judgment with respect to Emmis’ counterclaim confirming that the Proposed Amendments comply with Indiana law and the Articles of Incorporation. Although the date of any ruling by the U.S. District Court in the federal litigation (including the Lock-Up Group’s claims and Emmis’s counterclaim for declaratory judgment) cannot be predicted with certainty, it is expected that a hearing on the Lock-Up Group’s claim for injunctive relief will be held before the date of any shareholder vote on the Proposed Amendments. On May 31, 2012, the U.S. District Court entered an order (a) requiring that the court be notified upon Emmis’ filing of the definitive version of this Proxy Statement; and (b) stating that the court will set the Lock-Up Group’s preliminary injunction motion for hearing on a date that is within thirty days of the court being so notified. At the same time, Emmis and the Lock-Up Group agreed that the shareholder vote on the Proposed Amendments will be scheduled for a date that is at least thirty days after the filing of the definitive version of this Proxy Statement.

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

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 29, 2012. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2011 and 2012. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2011	% of Total	2012	% of Total
	(Dollars in thousands)
Net revenues:
Local	$35,166	57.5%	$30,741	54.1%
National	9,048	14.8%	8,180	14.4%
Political	266	0.4%	863	1.5%
Publication Sales	3,444	5.6%	3,455	6.1%
Non Traditional	2,956	4.8%	3,118	5.5%
LMA Fees	1,750	2.9%	2,611	4.6%
Other	8,516	14.0%	7,819	13.8%

Total net revenues	$61,146		$56,787

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2012, local sales, excluding political revenues, represented approximately 83% and 66% of our advertising revenues for our radio and publishing divisions, respectively.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2011 and 2012. The automotive industry, representing approximately 11% of our radio net revenues, is the largest category for our radio division for the three-month periods ended May 31, 2011 and 2012, respectively.

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

The results of our domestic radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our domestic radio net revenues. During fiscal 2012, KPWR-FM in Los Angeles experienced revenue growth that was better than the overall Los Angeles radio market, whereas our New York cluster trailed the revenue performance of the New York market due to weak performance at our adult urban station, WRKS-FM. During the three months ended May 31, 2012, we entered into an LMA for WRKS-FM. See Note 8 to the accompanying condensed consolidated financial statements for more discussion. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. We are overly dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates.

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

Revenue Recognition

Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Both broadcasting revenue and publication revenue recognition is subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. LMA fee revenue is recognized on a straight-line basis over the term of the LMA. These criteria are generally met at the time the advertisement is aired for broadcasting revenue and upon delivery of the publication for publication revenue. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions.

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2012, we have recorded approximately $226.2 in goodwill and FCC licenses, which represents approximately 64% of our total assets.

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

We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster.

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

Results of Operations for the Three-month Periods Ended May 31, 2012, Compared to May 31, 2011

Net revenues:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$45,370	$40,376	$(4,994)	(11.0)%
Publishing	15,776	16,411	635	4.0%

Total net revenues	$61,146	$56,787	$(4,359)	(7.1)%

Radio net revenues decreased in the three-month period ended May 31, 2012 as compared to the same period of the prior year principally due to the July 15, 2011 commencement of a Local Marketing Agreement (“LMA”) related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. As Emmis retained a noncontrolling equity ownership in the Merlin Stations, they have not been classified as discontinued operations. Excluding the Merlin Stations, radio net revenues would have increased $0.7 million or 1.8%. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan information through May 2012 is not yet available. The following discussion of year-to-date results is for the two months ended April 2012. Miller Kaplan reported gross revenues for our domestic radio markets decreased 5.0% for the two-month period ended April 30, 2012 as compared to the same period of the prior year. Excluding the Merlin Stations, our gross revenues as reported to Miller Kaplan decreased 2.2% for the two-month period ended April 30, 2012 as compared to the same period of the prior year. For the two-month period ending April 30, 2012, our gross revenues exceeded the market average in New York, Los Angeles and Indianapolis, but trailed market performance in St. Louis and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the three-month period ended May 31, 2012 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 2.9%, and our minutes sold were up 4.9%.

Publishing net revenues increased in the three-month period ended May 31, 2012 as compared to the same period of the prior year mostly due to performance of our Texas Monthly and Los Angeles Magazine publications. While these publications saw improvement in advertising demand, the advertising market for our smaller market publications remains challenged.

Station operating expenses excluding depreciation and amortization expense:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$32,988	$30,600	$(2,388)	(7.2)%
Publishing	16,346	16,244	(102)	(0.6)%

Total station operating expenses excluding depreciation and amortization expense	$49,334	$46,844	$(2,490)	(5.0)%

Station operating expenses, excluding depreciation and amortization expense for the three-month periods ended May 31, 2012 were significantly affected by the LMA of the Merlin Stations in the prior year and the LMA of 98.7FM in the current year. In connection with the LMA of 98.7FM, the Company incurred approximately $3.2 million of costs, predominately related to contract termination payments and severance costs. Also, as Emmis retained a noncontrolling equity interest in the Merlin Stations, the results of those stations are included in continuing operations in the prior year. Station operating expenses excluding depreciation and amortization expense for the Merlin Stations in the prior year were $5.2 million. Excluding these items, radio station operating expenses, excluding depreciation and amortization expense for the three-month period ending May 31, 2012 would have decreased $0.4 million or 1.6% as compared to the same period of the prior year.

Station operating expenses excluding depreciation and amortization expense for publishing for the three-month period ended May 31, 2012 remained flat as publications continue to control costs in light of weak advertising demand.

Corporate expenses excluding depreciation and amortization expense:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$7,335	$4,972	$(2,363)	(32.2)%

During the three-month period ending May 31, 2011, the Company incurred approximately $3.0 million of fees in connection with the Third Amendment to our Credit Agreement. Additionally, in the prior year the Company paid a nonrecurring $0.8 million bonus to certain employees. In the three months ended May 31, 2012, the Company incurred approximately $1.5 million of legal costs associated with our preferred stock, the majority of which related to litigation with certain holders of our preferred stock.

Impairment loss:

	For the three months ended May 31,
	2011	2012	$ Change
	(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$10,971	$10,971
Publishing	—	—	—

Total impairment loss	$—	$10,971	$10,971

Pursuant to the Company’s accounting policy, a station operating under an LMA is considered a single unit of accounting. In connection with the execution of the 98.7FM LMA, the Company determined that the 98.7FM FCC License, now considered a single unit of accounting, was impaired, and recorded a $11.0 million impairment charge.

Depreciation and amortization:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,735	$1,109	$(626)	(36.1)%
Publishing	112	108	(4)	(3.6)%
Corporate	264	461	197	74.6%

Total depreciation and amortization	$2,111	$1,678	$(433)	(20.5)%

The decrease in radio depreciation expense for the three-month period ended May 31, 2012 is mostly attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets. Also, property and equipment of the Merlin stations has been sold and is no longer being depreciated and our license in Slovakia was extended by an additional eight years and is now being amortized through February 2021.

Gain on sale of assets:

	For the three months ended May 31,
	2011	2012	$ Change
	(As reported, amounts in thousands)
Gain on sale of assets:
Radio	$3	$10,000	$9,997
Publishing	—	—	—

Total gain on sale of assets	$3	$10,000	$9,997

In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million.

Operating income (loss):

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$10,650	$7,696	$(2,954)	(27.7)%
Publishing	(682)	59	741	(108.7)%
Corporate	(7,599)	(5,433)	2,166	28.5%

Total operating income:	$2,369	$2,322	$(47)	(2.0)%

Radio operating income decreased in the three-month period ended May 31, 2012 predominately due to $3.2 million of contract termination and severance costs associated with the LMA of 98.7FM. The impact of the sale of the Merlin Stations, the impairment loss and the gain on sale of WRKS-FM intellectual property substantially negated one another.

Publishing operating income increased in the three-month period ended May 31, 2012 due to strong revenue performance at our Texas Monthly and Los Angeles Magazine publications.

Corporate operating losses varied during the three-month periods ended May 31, 2011 and 2012 predominately due to significant transaction-related costs.

Interest expense:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$7,214	$8,123	$909	12.6%

Although amounts outstanding under the Company’s Credit Agreement decreased significantly since May 31, 2011, interest expense increased during the three months ended May 31, 2012. The increase in interest expense is attributable to the issuance of senior unsecured notes in November 2011 and February 2012, which bear interest at 22.95%. Also contributing to the increase in interest expense is the 6% exit fee that is due upon repayment of a portion of our term loans. The Company is accruing this exit fee ratably over the term of the Extended Term Loans as a component of interest expense. In periods in which the exit fee payment exceeds accrued exit fees, the Company charges the difference immediately to interest expense. The exit fees paid in connection with the 98.7FM financing transaction exceeded exit fees then accrued by approximately $0.6 million, which the Company recorded as interest expense in the three months ended May 31, 2012.

Loss on debt extinguishment:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$1,478	$484	$(994)	(67.3)%

The loss on debt extinguishment for the three-month period ended May 31, 2011 includes a $1.5 million charge on debt extinguishment related to the write-off of debt fees as a portion of our term loans were deemed to be substantially modified in connection with the Third Amendment. During the three-month period ended May 31, 2012, the Company recorded a loss on debt extinguishment of $0.5 million related to the write-off of debt fees associated with term loans repaid during the quarter.

Provision for income taxes:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Benefit for income taxes	$(2,742)	$(3,108)	$(366)	(13.3)%

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

In the three months ended May 31, 2012, we recorded a tax benefit associated with our $11.0 million impairment loss, which was partially offset by tax expense associated with deferred tax liabilities of our indefinite-lived intangibles.

Gain from discontinued operations, net of tax:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Gain from discontinued operations, net of tax	$(2,894)	$—	$2,894	(100.0)%

Our Hungarian radio operations and the operations of our Flint Peak Tower Site have been classified as discontinued operations in the accompanying condensed consolidated statements. The decrease in income from discontinued operations, net of tax, for the three months ended May 31, 2012 mostly relates to the gain on sale of the Flint Peak Tower Site in the prior year.

Consolidated net loss:

	For the three months ended May 31,
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net loss	$(693)	$(2,873)	$(2,180)	314.6%

Consolidated net loss increased due to the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.

At May 31, 2012, we had cash and cash equivalents of $10.5 million and net working capital of $21.8 million. At February 29, 2012, we had cash and cash equivalents of $5.6 million and net working capital of $0.8 million. The increase in working capital from February 29, 2012 is mostly due to $10.0 million that was due from YMF in connection with the sale of WRKS-FM intellectual property, additional cash on hand due to the 98.7FM LMA and related financing transaction, and an increase in accounts receivable due to the seasonal fluctuation of the business. Cash and cash equivalents held at various European banking institutions at February 29, 2012 and May 31, 2012 was $4.3 million and $4.9 million (which includes approximately $1.0 million of cash related to our Slager discontinued operation which is classified as current assets – discontinued operations in the condensed consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.

On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of nonrecourse notes. TIAA, through a participation agreement with Wells Fargo, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company’s subsidiaries and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. See Note 8 for more discussion of the 98.7FM nonrecourse debt and LMA.

Emmis collected the $10.0 million intellectual property sale proceeds on July 6, 2012 and used the entire amount to repay term loans under the Company’s Credit Agreement.

In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.

Operating Activities

Cash used in operating activities was $1.3 million and $5.4 million for the three-month periods ended May 31, 2011 and 2012. The increase in cash used in operating activities is mostly due to transactional costs associated with the LMA of 98.7FM.

Investing Activities

Cash used in investing activities was $2.8 million for the three-month period ended May 31, 2012 versus cash provided by investing activities of $4.5 million in the same period of the prior year. During the three-month period ended May 31, 2011, the Company sold its Flint Peak Tower Site for $5.8 million of net cash proceeds. The proceeds related to the Flint Peak Tower sale are classified as cash provided by discontinued operations in the accompanying condensed consolidated statements of cash flows. In the current year, we invested $2.0 million in Courseload, Inc., a company that provides online access to textbooks and other course material.

We expect capital expenditures related to continuing operations to be approximately $5.1 million in the current fiscal year, compared to $5.7 million in fiscal 2012. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. Emmis can, at its discretion, purchase up to an additional $4.0 million of preferred stock in Courseload, Inc. through November 2012. We expect to fund future investing activities with cash generated from operating activities and borrowings under our credit facility.

Financing Activities

Cash provided by financing activities was $13.0 million for the three-month period ended May 31, 2012, versus cash used in financing activities of $2.5 million in the same period of the prior year. Cash used in financing activities in the three-month period ended May 31, 2011 primarily relates to the net debt repayments of $0.5 million under our Credit Agreement, $0.5 million of debt related costs incurred in connection with the Third Amendment to the Credit Agreement, and $1.4 million used to pay distributions to noncontrolling interests.

Cash provided by financing activities in the three-month period ended May 31, 2012 primarily relates to the net borrowings of $17.2 million under our Credit Agreement and the 98.7FM nonrecourse debt, which is partially offset by $3.4 million of debt related costs incurred in connection with the issuance of the 98.7FM nonrecourse debt, and $0.8 million used to pay distributions to noncontrolling interests.

As of May 31, 2012, Emmis had $138.8 million of borrowings under the Credit Agreement ($1.4 million current and $137.4 million long-term), $35.8 million of senior unsecured notes (entirely long-term), $82.2 million of 98.7FM nonrecourse debt ($4.1 million current and $78.1 million long-term) and $46.9 million of Preferred Stock outstanding (excluding Preferred Stock of which the Company has the right to direct the vote). Approximately $77.2 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum is to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The senior unsecured notes compound quarterly at a rate of 22.95% per annum and is paid in kind, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. The 98.7FM nonrecourse debt bears interest at 4.1% per annum. As of May 31, 2012, our weighted average borrowing rate under our Credit Agreement was approximately 8.8%. Including the senior unsecured notes and 98.7FM nonrecourse debt, our weighted average borrowing rate at May 31, 2012 was 9.3%.

The debt service requirements of Emmis over the next twelve-month period are expected to be $1.4 million for mandatory repayment of term notes under our Credit Agreement, $7.1 million of mandatory principal and interest payments of the 98.7FM nonrecourse debt and a minimum of $5.8 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of the filing date of this report, cumulative preferred dividends in arrears on shares of Preferred stock over which the Company does not have the right to direct the vote total $11.4 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock. Amendments to our Credit Agreement prohibit the Company from paying dividends on the Preferred Stock during the Suspension Period (as defined in the Credit Agreement). Subject to the restrictions of the Credit Agreement, payment of future preferred stock dividends is at the discretion of the Company’s Board of Directors.

As of July 6, 2012, we had $9.5 million available for additional borrowing under our credit facility, which is net of $0.5 million in outstanding letters of credit. Our credit facility revolver matures on November 2, 2012. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2012. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

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

Emmis and certain of its officers and directors are named as defendants in a lawsuit filed by certain holders of Preferred Stock (the “Lock-Up Group”) April 16, 2012, in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis would violate certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares’) in favor of certain proposed amendments to Emmis’ Articles of Incorporation. The plaintiffs seek declaratory and injunctive relief.

Emmis has filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting the Swap Shares and the Trust Shares in favor of the proposed amendments. Emmis is defending this lawsuit vigorously.

Emmis has asked the U.S. District Court to issue a declaratory judgment with respect to Emmis’ counterclaim confirming that the Proposed Amendments comply with Indiana law and the Articles of Incorporation. Although the date of any ruling by the U.S. District Court in the federal litigation (including the Lock-Up Group’s claims and Emmis’s counterclaim for declaratory judgment) cannot be predicted with certainty, it is expected that a hearing on the Lock-Up Group’s claim for injunctive relief will be held before the date of any shareholder vote on the Proposed Amendments. On May 31, 2012, the U.S. District Court entered an order (a) requiring that the court be notified upon Emmis’ filing of the definitive version of this Proxy Statement; and (b) stating that the court will set the Lock-Up Group’s preliminary injunction motion for hearing on a date that is within thirty days of the court being so notified. At the same time, Emmis and the Lock-Up Group agreed that the shareholder vote on the Proposed Amendments will be scheduled for a date that is at least thirty days after the filing of the definitive version of this Proxy Statement.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2012 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of various legal proceedings pending against the Company.

Item 3. Defaults Upon Senior Securities

The terms of Emmis’ Preferred Stock provide for a quarterly dividend payment of $.78125 per share on each January 15, April 15, July 15 and October 15. Emmis has not declared a preferred stock dividend since October 15, 2008. As of the filing date of this report, cumulative undeclared preferred dividends in arrears on shares of Preferred Stock over which the Company does not have the right to direct the vote total $11.4 million. Failure to pay the dividend is not a default under the terms of the Preferred Stock.

Item 6. Exhibits

(a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective June 13, 2005 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 28, 2006.

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed June 3, 2011 and Exhibit 3.2 from the Company’s Form 8-K filed on March 8, 2012.

10.1	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K filed May 10, 2012.++

10.2	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright incorporated by reference from Exhibit 10.24 to the Company’s Form 10-K filed May 10, 2012.++

10.3	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and J. Scott Enright incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K filed May 10, 2012.++

10.4	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Gregory T. Loewen incorporated by reference from Exhibit 10.27 to the Company’s Form 10-K filed May 10, 2012.++

10.5	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 12, 2012.++

10.6	Change in Control Severance Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings, incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 12, 2012.++

10.7	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 26, 2012.

10.8	Participation Agreement dated as of April 26, 2012, among Emmis New York Radio LLC, Emmis New York Radio License LLC, Wells Fargo Bank Northwest, National Association and Teachers Insurance and Annuity Association of America incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed April 26, 2012.

10.9	Asset Purchase Agreement, dated as of April 5, 2012, among Emmis Radio, LLC, Emmis Radio License Corporation of New York, YMF Media LLC and certain other parties thereto incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed April 26, 2012.

10.10	Fifth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement incorporated by reference from Exhibit 10.6 to the Company’s Form 10-K filed May 10, 2012.

10.11	Sixth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement incorporated by reference from Exhibit 10.7 to the Company’s Form 10-K filed May 10, 2012.

10.12	First Amendment and Consent to Note Purchase Agreement, dated March 20, 2012, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K filed May 10, 2012.

10.13	Second Amendment and Consent to Note Purchase Agreement, dated April 26, 2012, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K filed May 10, 2012.

10.14	First Amendment to the Put and Call Agreement, dated April 12, 2009, between KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2012.

10.15	Emmis Communications Corporation 2012 Retention Plan and Trust Agreement.*++

10.16	Voting and Transfer Restriction Agreement between Emmis Communications Corporation and Jeffrey H. Smulyan as Trustee for the 2012 Retention Plan and Trust.*++

10.17	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Gregory T. Loewen.*++

10.18	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan.*++

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

++	Management contract or compensatory plan or arrangement
*	Filed with this report
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: July 12, 2012	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh Executive Vice President, Chief Financial Officer and Chief Operating Officer