Form 10-Q
period 2012-08-31
EMMIS COMMUNICATIONS CORP
filed 2012-10-11
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 1, 2012, was:

34,249,845	Shares of Class A Common Stock, $.01 Par Value
4,722,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2012	2011	2012
NET REVENUES	$61,344	$57,569	$118,470	$110,287
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,692, $1,001, $3,398 and $2,092, respectively	50,656	44,047	98,061	88,879
Corporate expenses excluding depreciation and amortization expense of $282, $489, $546 and $950, respectively	2,969	4,161	10,304	9,133
Impairment loss	—	737	—	11,708
Depreciation and amortization	1,974	1,490	3,944	3,042
Loss (gain) on sale of assets	795	(6)	792	(10,006)

Total operating expenses	56,394	50,429	113,101	102,756

OPERATING INCOME	4,950	7,140	5,369	7,531

OTHER EXPENSE:
Interest expense	(6,277)	(7,277)	(11,853)	(13,444)
Loss on debt extinguishment	—	(601)	(1,478)	(1,085)
Other income (expense), net	348	(195)	342	109

Total other expense	(5,929)	(8,073)	(12,989)	(14,420)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(979)	(933)	(7,620)	(6,889)
PROVISION (BENEFIT) FOR INCOME TAXES	727	67	(1,963)	(4,266)

LOSS FROM CONTINUING OPERATIONS	(1,706)	(1,000)	(5,657)	(2,623)
(LOSS) GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,916)	41,208	342	39,958

CONSOLIDATED NET (LOSS) INCOME	(4,622)	40,208	(5,315)	37,335
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,392	1,217	2,744	2,479

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(6,014)	38,991	(8,059)	34,856
PREFERRED STOCK DIVIDENDS	2,563	910	5,086	1,806

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,577)	$38,081	$(13,145)	$33,050

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2012	2011	2012
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$(5,689)	$(3,127)	$(13,536)	$(6,908)
Discontinued operations	(2,888)	41,208	391	39,958

Net (loss) income attributable to common shareholders	$(8,577)	$38,081	$(13,145)	$33,050

Basic net (loss) income per share attributable to common shareholders:
Continuing operations	$(0.15)	$(0.08)	$(0.35)	$(0.18)
Discontinued operations, net of tax	(0.07)	1.06	0.01	1.03

Net (loss) income attributable to common shareholders	$(0.22)	$0.98	$(0.34)	$0.85

Basic weighted average common shares outstanding	38,210	38,859	38,205	38,819
Diluted net (loss) income per share attributable to common shareholders:
Continuing operations	$(0.15)	$(0.08)	$(0.35)	$(0.18)
Discontinued operations, net of tax	(0.07)	1.06	0.01	1.03

Net (loss) income attributable to common shareholders	$(0.22)	$0.98	$(0.34)	$0.85

Diluted weighted average common shares outstanding	38,210	38,859	38,205	38,819

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2012	2011	2012
CONSOLIDATED NET (LOSS) INCOME	$(4,622)	$40,208	$(5,315)	$37,335
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	—	—	(489)	—
Cumulative translation adjustment	464	(540)	898	(311)

COMPREHENSIVE (LOSS) INCOME	(4,158)	39,668	(4,906)	37,024
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,468	1,135	2,789	2,420

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,626)	$38,533	$(7,695)	$34,604

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 29, 2012	August 31, 2012 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,619	$9,532
Accounts receivable, net	32,880	36,218
Prepaid expenses	12,361	12,026
Other current assets	2,252	1,805
Current assets - held-for-sale	579	746
Current assets - discontinued operations	991	754

Total current assets	54,682	61,081

PROPERTY AND EQUIPMENT, NET	38,438	36,408
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	160,676	149,705
Goodwill	14,791	14,791
Other intangibles, net	1,998	1,881

Total intangible assets	177,465	166,377

OTHER ASSETS, NET	6,395	12,834
NONCURRENT ASSETS - HELD FOR SALE	10,870	10,839
NONCURRENT ASSETS - DISCONTINUED OPERATIONS	52,919	—

Total assets	$340,769	$287,539

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	February 29, 2012	August 31, 2012 (Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,344	$8,258
Current maturities of long-term debt (Note 4)	7,978	4,416
Accrued salaries and commissions	8,136	10,365
Accrued interest	3,038	1,028
Deferred revenue	13,125	12,141
Other current liabilities	6,206	4,066
Current liabilities - held-for-sale	3,544	3,401
Current liabilities - discontinued operations	551	493

Total current liabilities	53,922	44,168
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	229,725	163,531

OTHER NONCURRENT LIABILITIES	10,988	10,171

DEFERRED INCOME TAXES	52,648	40,732

Total liabilities	347,283	258,602

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 2,875,000 SHARES; ISSUED AND OUTSTANDING 2,422,320 SHARES AT FEBRUARY 29, 2012 AND 2,822,320 AT AUGUST 31, 2012. EMMIS HAS OBTAINED RIGHTS IN 1,884,679 OF THE SHARES OUTSTANDING AS OF AUGUST 31, 2012 (REDEMPTION AMOUNT, INCLUDING UNDECLARED DIVIDENDS IN ARREARS, OF $57,351 AND $59,157, RESPECTIVELY). (Note 2)	46,882	46,882

SHAREHOLDERS’ DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 34,007,279 shares at February 29, 2012 and 34,213,529 shares at August 31, 2012	340	342
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 29, 2012 and August 31, 2012, respectively	47	47
Additional paid-in capital	529,793	530,376
Accumulated deficit	(632,608)	(597,752)
Accumulated other comprehensive income	1,190	938

Total shareholders’ deficit	(101,238)	(66,049)
NONCONTROLLING INTERESTS	47,842	48,104

Total deficit	(53,396)	(17,945)

Total liabilities and deficit	$340,769	$287,539

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47	$529,793	$(632,608)	$1,190	$47,842	$(53,396)

Net income						34,856		2,479	37,335
Issuance of Common Stock to employees and officers					449				449
Exercise of stock options	206,250	2			134				136
Payments of dividends and distributions to noncontrolling interests								(2,158)	(2,158)
Cumulative translation adjustment							(252)	(59)	(311)

BALANCE, AUGUST 31, 2012	34,213,529	$342	4,722,684	$47	$530,376	$(597,752)	$938	$48,104	$(17,945)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended August 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(5,315)	$37,335
Adjustments to reconcile consolidated net (loss) income to net cash used in operating activities -
Discontinued operations	(342)	(39,958)
Impairment loss	—	11,708
Depreciation and amortization	4,329	3,612
Noncash accretion of debt instruments to interest expense	1,262	8,369
Loss on debt extinguishment	1,478	1,085
Provision for bad debts	217	283
Benefit from deferred income taxes	(2,138)	(4,404)
Noncash compensation	513	956
Loss (gain) on sale of assets	792	(10,006)
Changes in assets and liabilities -
Accounts receivable	(1,989)	(4,347)
Prepaid expenses and other current assets	(140)	520
Other assets	(108)	(1,395)
Accounts payable and accrued liabilities	933	(2,870)
Deferred revenue	931	(984)
Income taxes	(74)	(602)
Other liabilities	(1,217)	(6,636)
Net cash (used in) provided by operating activities - discontinued operations	(270)	153

Net cash used in operating activities	(1,138)	(7,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,355)	(980)
Proceeds from the sale of assets	—	10,006
Cash paid for investments	—	(3,989)
Proceeds from the sale of equity investments	1,280	—
Other	160	42
Net cash provided by investing activities - discontinued operations	5,746	85,487

Net cash provided by investing activities	4,831	90,566

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in thousands)

	Six Months Ended August 31,
	2011	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(10,719)	(165,951)
Proceeds from long-term debt	13,000	92,198
Debt-related costs	(553)	(3,495)
Payments of dividends and distributions to noncontrolling interests	(2,263)	(2,158)
Proceeds from the exercise of stock options	—	134
Settlement of tax withholding obligations on stock issued to employees	(74)	—

Net cash used in financing activities	(609)	(79,272)

Effect of exchange rates on cash and cash equivalents	426	(200)

INCREASE IN CASH AND CASH EQUIVALENTS	3,510	3,913

CASH AND CASH EQUIVALENTS:
Beginning of period	6,068	5,619

End of period	$9,578	$9,532

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$11,977	$15,377
Income taxes, net of refunds	923	731

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	470	954

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

August 31, 2012

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

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2012, the results of its operations for the three-month and six-month periods ended August 31, 2011 and 2012, and cash flows for the six-month periods ended August 31, 2011 and 2012.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2011 and 2012 consisted of stock options, restricted stock awards and the 6.25% Series A cumulative convertible preferred stock (the “Preferred Stock”). Each share of our outstanding Preferred Stock in which the Company has not obtained rights may, at the election of the preferred holder, convert into 2.44 shares of common stock. Conversion of these shares of Preferred Stock into common stock would be antidilutive for the three-month and six-month periods ended August 31, 2011 and 2012. Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2012	2011	2012
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	6,854	2,288	6,854	2,288
Stock options and restricted stock awards	7,565	7,274	7,522	6,898

Antidilutive common share equivalents	14,419	9,562	14,376	9,186

Discontinued Operation – KXOS-FM

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in gain from discontinued operations in the accompanying condensed consolidated statements of operations. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail below.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense associated with the portion of Credit Agreement debt required to be repaid as a result of the sale of KXOS-FM to its operations for all periods presented.

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Net revenues	$1,750	$1,581	$3,500	$3,331
Station operating expenses, excluding depreciation and amortization expense	25	7	89	27
Depreciation and amortization expense	116	65	239	169
Gain on sale of station	—	32,757	—	32,757
Interest expense	1,746	1,591	3,226	3,358
Provision (benefit) for income taxes	2,139	(8,865)	2,170	(7,769)

Discontinued Operation – Country Sampler, Smart Retailer and related publications

On August 10, 2012, Emmis entered into a non-binding letter of intent to sell the assets of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”). Emmis and subsidiaries of DRG Holdings, LLC closed on the sale of the Sampler Publications on October 1, 2012. See Note 13 for more discussion.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense associated with the estimate of Credit Agreement debt required to be repaid as a result of the sale of the Sampler Publications to its operations for all periods presented.

The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Net revenues	$1,527	$1,620	$3,797	$3,939
Station operating expenses, excluding depreciation and amortization expense	1,468	1,612	3,333	3,604
Depreciation and amortization	20	22	38	44
Loss on sale of assets	23	—	23	—
Interest expense	187	188	345	377
Provision for income taxes	197	130	283	259

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

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Net revenues	$—	$—	$7	$—
Station operating expenses, excluding depreciation and amortization expense	155	—	245	—
Other income	53	—	148	—
Loss before income taxes	102	—	90	—
Loss attributable to minority interests	28	—	49	—

Discontinued Operation – Flint Peak Tower Site

On April 6, 2011, Emmis sold land, towers and other equipment at its Glendale, CA tower site (the “Flint Peak Tower Site”) to Richland Towers Management Flint, Inc. for $6.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $4.9 million, which is included in gain from discontinued operations in the accompanying condensed consolidated statements of operations. Net proceeds from the sale were used to repay amounts outstanding under the credit facility.

The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Net revenues	$—	$—	$59	$—
Station operating expenses, excluding depreciation and amortization expense	2	—	51	—
Depreciation and amortization	—	—	7	—
Gain on sale of assets	—	—	4,882	—
Income before income taxes	(2)	—	4,883	—
Provision for income taxes	—	—	2,003	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 29, 2012		As of August 31, 2012
		Slager, Flint Peak
	KXOS-FM	and Other	Slager
Current assets:
Cash and cash equivalents	$—	$914	$695
Other	—	77	59

Total current assets	—	991	754

Noncurrent assets:
Property and equipment, net	578	—
Indefinite-lived intangibles	52,333	—	—
Other noncurrent assets	—	8	—

Total noncurrent assets	52,911	8	—

Total assets	$52,911	$999	$754

Current liabilities:
Accounts payable and accrued expenses	$—	$551	$493

Total current liabilities	$—	$551	$493

Summary of Sampler Publications Assets and Liabilities Held-For-Sale:

	As of February 29, 2012	As of August 31, 2012
Current assets:
Prepaid expenses	$579	746

Total current assets held-for-sale	579	746

Noncurrent assets:
Property and equipment, net	1,486	1,455
Goodwill	9,384	9,384

Total noncurrent assets held-for-sale	10,870	10,839

Total assets	$11,449	$11,585

Current liabilities:
Deferred income	$3,544	$3,401

Total current liabilities held-for-sale	$3,544	$3,401

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

On June 20, 2011, Emmis entered into an LMA with LMA Merlin Media LLC for WRXP-FM in New York,WKQX-FM in Chicago and WLUP-FM in Chicago (the “Merlin Media LMA”). The LMA for these stations started on July 15, 2011 and terminated upon their sale on September 1, 2011.

Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company, provided programming and sold advertising for KXOS-FM in Los Angeles pursuant to an LMA from April 2009 until GRC consummated its purchase of KXOS-FM on August 23, 2012. See Note 11 for more discussion of the sale of KXOS-FM.

LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, for the three-month and six-month periods ended August 31, 2011 and 2012 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Continuing operations:
98.7FM, New York	$—	$2,582	$—	$3,443
Merlin Media LMA	310	—	310	—

Total	$310	$2,582	$310	$3,443

Discontinued operations:
KXOS-FM, Los Angeles	$1,750	$1,581	$3,500	$3,331

Total	$1,750	$1,581	$3,500	$3,331

Impairment Losses

Impairment losses for the three-month and six-month periods ended August 31, 2011 and 2012 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Indefinite-lived intangible assets	$—	$—	$—	$10,971
Long-lived tangible assets	—	737	—	737

Total impairment loss	$—	$737	$—	$11,708

The Company periodically considers whether indicators of impairment of long-lived tangible assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.

During the three months ended August 31, 2012, the Company determined that a deceleration of market penetration and revenue growth of a non-core business in its radio segment indicated that this business’ long-lived tangible assets may be impaired. As the carrying value of these assets exceeded the undiscounted cash flows attributable to the business, the Company measured the amount of the impairment loss by comparing the assets’ fair value to their carrying value. The Company determined that the carrying value of the long-lived tangible assets exceeded their fair value, as determined by a discounted cash flow analysis, by $0.7 million, which is included in impairment loss in the accompanying condensed consolidated statements of operations.

The impairment loss related to indefinite-lived intangibles related to the LMA of 98.7FM. The impairment loss on this transaction is discussed in Note 3 below.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. Prior to March 1, 2012, the Company used the simplified method to estimate the expected term for all options granted. Although the Company had granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which it determined was insufficient experience upon which to estimate the expected term through fiscal 2012. However, beginning in fiscal 2013, the Company determined that sufficient reliable data regarding its employees’ exercise behavior was available and it ceased using the simplified method. This change did not materially impact our results of operations. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2011 and 2012:

	Six Months Ended August 31,
	2011	2012
Risk-Free Interest Rate:	1.8% - 2.5%	0.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	4.2
Expected Volatility:	110.2% - 110.9%	129.5% - 131.4%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2012, and stock option activity during the six months ended August 31, 2012 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	8,426,564	$7.26
Granted	2,348,000	0.86
Exercised (1)	211,250	0.64
Forfeited	17,500	0.70
Expired	626,596	18.14

Outstanding, end of period	9,919,218	5.21	6.0	$10,057
Exercisable, end of period	6,680,322	7.31	4.4	$4,824

(1)	The Company did not record an income tax benefit related to option exercises in the six months ended August 31, 2012. No options were exercised during the six months ended August 31, 2011.

The weighted average grant date fair value of options granted during the six months ended August 31, 2011 and 2012, was $0.93 and $0.71, respectively.

A summary of the Company’s nonvested options at August 31, 2012, and changes during the six months ended August 31, 2012, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,193,171	$0.58
Granted	2,348,000	0.71
Vested	2,284,775	0.51
Forfeited	17,500	0.57

Nonvested, end of period	3,238,896	0.73

There were 1.5 million shares available for future grants under the Company’s various equity plans at August 31, 2012. The vesting dates of outstanding options at August 31, 2012 range from December 2012 to March 2017, and expiration dates range from March 2013 to May 2022.

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

The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2012, and restricted stock activity during the six months ended August 31, 2012 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	24,145	$0.90
Granted	—	—
Vested (restriction lapsed)	4,390	0.66
Forfeited	—	—

Grants outstanding, end of period	19,755	0.95

The total grant date fair value of shares vested during the six months ended August 31, 2011 and 2012 was $0.6 million and less than $0.1 million, respectively.

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

As of the Trust’s inception and August 31, 2012, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within preferred stock in the accompanying condensed consolidated balance sheets. The Company recognized approximately $0.3 million and $0.4 million of compensation expense related to the 2012 Retention Plan during the three months and six months ended August 31, 2012, respectively.

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

Certain terms of the Preferred Stock were modified subsequent to August 31, 2012. See Note 13 for more discussion.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and six months ended August 31, 2011 and 2012:

	Three months ended August 31,		Six months ended August 31,
	2011	2012	2011	2012
Station operating expenses	$47	$297	$126	$449
Corporate expenses	185	269	387	507

Stock-based compensation expense included in operating expenses	232	566	513	956
Tax benefit	—	—	—	—

Recognized stock-based compensation expense, net of tax	$232	$566	$513	$956

As of August 31, 2012, there was $3.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 3. Intangible Assets and Goodwill

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $213.0 million ($52.3 million of which is classified as noncurrent assets – discontinued operations) as of February 29, 2012 and $149.7 million as of August 31, 2012. The decline in FCC licenses is attributable to the impairment charge recorded for 98.7FM and the sale of KXOS-FM. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed above and in Note 8, the Company separated the two New York stations into separate units of accounting. The Company performed an interim impairment test of the 98.7FM license as of May 1, 2012 which resulted in an impairment charge of $11.0 million.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2012, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

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

As of February 29, 2012 and August 31, 2012, the carrying amount of the Company’s goodwill, including $9.4 million of Country Sampler goodwill classified as held-for-sale in the accompanying condensed consolidated balance sheets, was $24.2 million. As of February 29, 2012 and August 31, 2012 approximately $6.3 million and $17.9 million of our goodwill was attributable to our radio and publishing divisions, respectively.

Definite-lived intangibles

The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, and trademarks, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2012 and August 31, 2012:

		February 29, 2012			August 31, 2012
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Foreign Broadcasting Licenses	8.7	$8,716	$6,976	$1,740	$8,716	$7,071	$1,645
Trademarks	12.7	749	502	247	749	513	236
Favorable Office Leases	n/a	688	677	11	—	—	—

TOTAL		$10,153	$8,155	$1,998	$9,465	$7,584	$1,881

Total amortization expense from definite-lived intangibles for the three–month periods ended August 31, 2011 and 2012 was $0.3 million and less than $0.1 million, respectively. Total amortization expense from definite-lived intangibles for the six–month periods ended August 31, 2011 and 2012 was $0.6 million and $0.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2013	$223
2014	209
2015	207
2016	207
2017	207

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 29, 2012 and August 31, 2012:

	As of February 29,	As of August 31,
	2012	2012
Credit Agreement debt
Revolver	$6,000	$—
Term Loan B	87,877	21,814
Extended Term Loan B	109,966	27,298

Total Credit Agreement debt	203,843	49,112

Senior unsecured notes	33,860	37,857

98.7FM nonrecourse debt	—	80,978

Less current maturities:
Credit Agreement debt	(7,978)	(491)
98.7FM nonrecourse debt	—	(3,925)

Total long-term debt, net of current maturities	$229,725	$163,531

Credit Agreement Debt

At August 31, 2012, we had $49.1 million of outstanding term loans, revolver availability was $10.0 million, and no letters of credit were outstanding. During the six months ended August 31, 2012, the Company repaid $164.7 million of outstanding term loans and all amounts borrowed under the revolver from the proceeds received from the 98.7FM transactions as discussed in Note 8 and the sale of KXOS-FM as discussed in Note 11. Our revolver matures on November 2, 2012.

The Credit Agreement was amended four times during the six months ended August 31, 2012. See Note 9 for more discussion of the amendments.

Senior Unsecured Notes

Interest on the senior unsecured notes is paid in kind and compounds quarterly at a rate of 22.95% per annum, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. At any time after the discharge of certain senior obligations of Emmis and its subsidiaries described in the Note Purchase Agreement, Emmis may, upon prior written notice, redeem the senior unsecured notes in whole or in part at a redemption price (including with certain make-whole amounts for redemption occurring prior to May 10, 2013) as described in the Note Purchase Agreement. Any partial redemption of the senior unsecured notes shall be in denominations of at least $10.0 million and in multiples of $1.0 million in excess of such minimum denomination. The senior unsecured notes mature on February 1, 2015, at which time the principal balance and all accreted interest is due entirely in cash.

The senior unsecured notes were amended three times during the six months ended August 31, 2012. See Note 9 for more discussion of the amendments.

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

Based on amounts outstanding at August 31, 2012, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended February 28 (29),	Credit Agreement Debt Principal Repayments	Senior Unsecured Notes Debt Principal Repayments	98.7FM Nonrecourse Debt Principal Repayments	Total
2013	$246	$—	$1,910	$2,156
2014	21,976	—	4,126	26,102
2015	26,890	37,857	4,541	69,288
2016	—	—	4,990	4,990
2017	—	—	5,453	5,453
Thereafter	—	—	59,958	59,958

Total	$49,112	$37,857	$80,978	$167,947

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

Borrowings under the Credit Agreement depend upon our continued compliance with certain operating covenants and financial ratios. Subsequent to the Seventh Amendment to the Credit Agreement, the Company was required to maintain a Total Leverage Ratio, as defined in the Credit Agreement, that did not exceed 5.0:1.0 as of August 31, 2012 and maintain at least $5 million in Liquidity (as defined in the Credit Agreement). The Credit Agreement also contains certain other non-financial covenants. We were in compliance with all financial and non-financial covenants as of August 31, 2012. As of August 31, 2012, our Liquidity and Total Leverage Ratio (both as defined in the Credit Agreement) were $13.8 million and 2.9:1.0, respectively

Note 6. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2012 and August 31, 2012. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$4,149	$4,149

Total assets measured at fair value on a recurring basis	$—	$—	$4,149	$4,149

	As of February 29, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$160	$160

Total assets measured at fair value on a recurring basis	$—	$—	$160	$160

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in Level 3 categorization.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Six Months Ended
	August 31, 2011		August 31, 2012
	Available For Sale Securities	Derivative Instruments	Available For Sale Securities
Beginning Balance	$189	$297	$160
Purchases	—	—	3,989
Realized losses included in earnings	—	(297)	—

Ending Balance	$189	$—	$4,149

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

- Cash and cash equivalents, accounts receivable and accounts payable, including accrued liabilities: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

- Credit Agreement debt: As of February 29, 2012 and August 31, 2012, the fair value of the Company’s Credit Agreement debt was $198.0 million and $48.7 million, respectively, while the carrying value was $203.8 million and $49.1 million, respectively. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded and is considered a level 1 measurement. The Extended Term Loans are not actively traded and are considered a level 3 measurement. The Company believes that the current carrying value of the Extended Term Loans approximates their fair value.

- 6.25% Series A cumulative convertible preferred stock: As of February 29, 2012 and August 31, 2012, the fair value of the Company’s Preferred Stock for which the Company does not have voting rights, based on quoted market prices, was $20.2 million and $17.7 million, respectively, while the carrying value was $46.9 million for both periods. The carrying value of Preferred Stock excludes undeclared dividends in arrears. Exclusive of shares outstanding for which the Company has acquired voting rights, undeclared dividends in arrears were of $10.5 million and $12.3 million as of February 29, 2012 and August 31, 2012, respectively. Subsequent to August 31, 2012, the Articles of Incorporation were amended to make the Preferred Stock non-cumulative and all accumulated but undeclared preferred dividends were cancelled. See Note 13 for more discussion of the amendments to the Articles of Incorporation. As quoted market prices are available, this is considered a level 1 measurement.

- Senior unsecured notes: The senior unsecured notes are not actively traded and are considered a level 3 measurement (see Note 4 for more discussion of the senior unsecured notes). The Company believes that the current carrying value of the senior unsecured notes approximates their fair value.

- 98.7FM nonrecourse debt: The 98.7FM nonrecourse debt is not actively traded and is considered a level 3 measurement (see Note 4 and Note 8 for more discussion of the 98.7FM nonrecourse debt). The Company believes that the current carrying value of the 98.7FM nonrecourse debt approximates its fair value.

Note 7. Segment Information

The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our Hungary radio operations, KXOS-FM, Country Sampler and related magazines, and the operations related to our Flint Peak Tower Site, have been classified as discontinued operations and have been excluded from the segment disclosures below. Country Sampler and related magazines had previously been included in the publishing segment, while all other discontinued operations had previously been included in the radio segment. See Note 1 for more discussion of our discontinued operations.

The Company’s segments operate primarily in the United States, but we also operate radio stations located in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended August 31,		Six Months Ended August 31,		As of February 29,	As of August 31,
	2011	2012	2011	2012	2012	2012
Continuing Operations:
Slovakia	$3,246	$3,172	$5,918	$5,449	$6,313	$5,816
Bulgaria	363	324	618	558	578	433
Discontinued Operations (see Note 1):
Hungary	$—	$—	$7	$—	$8	$—

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 29, 2012, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended
August 31, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$44,604	$12,965	$—	$57,569
Station operating expenses, excluding depreciation and amortization	30,257	13,790	—	44,047
Corporate expenses, excluding depreciation and amortization	—	—	4,161	4,161
Depreciation and amortization	919	82	489	1,490
Impairment loss	737	—	—	737
Gain on sale of assets	(3)	(3)	—	(6)

Operating income (loss)	$12,694	$(904)	$(4,650)	$7,140

Three Months Ended
August 31, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$48,278	$13,066	$—	$61,344
Station operating expenses, excluding depreciation and amortization	37,754	12,902	—	50,656
Corporate expenses, excluding depreciation and amortization	—	—	2,969	2,969
Depreciation and amortization	1,594	98	282	1,974
Loss on sale of fixed assets	794	1	—	795

Operating income (loss)	$8,136	$65	$(3,251)	$4,950

Six Months Ended
August 31, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$83,230	$27,057	$—	$110,287
Station operating expenses, excluding depreciation and amortization	60,837	28,042	—	88,879
Corporate expenses, excluding depreciation and amortization	—	—	9,133	9,133
Depreciation and amortization	1,924	168	950	3,042
Impairment loss	11,708	—	—	11,708
Gain on sale of assets	(10,003)	(3)	—	(10,006)

Operating income (loss)	$18,764	$(1,150)	$(10,083)	$7,531

Six Months Ended
August 31, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$91,898	$26,572	$—	$118,470
Station operating expenses, excluding depreciation and amortization	70,678	27,383	—	98,061
Corporate expenses, excluding depreciation and amortization	—	—	10,304	10,304
Depreciation and amortization	3,206	192	546	3,944
Loss on sale of fixed assets	791	1	—	792

Operating income (loss)	$17,223	$(1,004)	$(10,850)	$5,369

	As of February 29, 2012
	Radio	Publishing	Corporate	Consolidated
Assets - continuing operations	$224,765	$25,883	$24,762	$275,410
Assets - held-for-sale	—	11,449	—	11,449
Assets - discontinued operations	53,910	—	—	53,910

Total assets	$278,675	$37,332	$24,762	$340,769

	As of August 31, 2012
	Radio	Publishing	Corporate	Consolidated
Assets - continuing operations	$221,760	$24,450	$28,990	$275,200
Assets - held-for-sale	—	11,585	—	11,585
Assets - discontinued operations	754	—	—	754

Total assets	$222,514	$36,035	$28,990	$287,539

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

The sale of WRKS-FM’s intellectual property became effective on May 7, 2012. The $10.0 million gain is reflected in gain on sale of in the accompanying condensed consolidated statements of operations. Emmis collected the $10.0 million intellectual property sale proceeds on July 6, 2012 and used the entire amount to repay term loans under the Company’s Credit Agreement.

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

Issuance of 98.7FM Nonrecourse Debt

On April 26, 2012, the Financing Subsidiary and a subsidiary of the Financing Subsidiary, which was formed to hold the FCC License for the Station (the “License Subsidiary”), entered into a Participation Agreement (the “Participation Agreement”) with Wells Fargo and TIAA. On May 30, 2012, subsequent to the contribution of certain assets including the FCC License of 98.7FM to the License Subsidiary, the Company closed on the financing under the Participation Agreement with Wells Fargo and TIAA. Pursuant to the Participation Agreement, Wells Fargo sold to TIAA a 100% participation interest in a 4.10% promissory note issued, jointly and severally, by the Financing Subsidiary and the License Subsidiary in the principal amount of approximately $82.2 million (the “98.7FM Note”). The 98.7FM Note will mature on August 1, 2024 and bears interest at a rate equal to 4.10% per annum. Principal payments to be made under the note are described in Note 4. The 98.7FM Note is principally secured by, among other things, an assignment of the proceeds of the 98.7FM LMA and a guarantee by Disney Enterprises, Inc. As evidence of TIAA’s purchase of the participation interest in the 98.7FM Note, TIAA received a Pass-Through Certificate which entitles TIAA to receive payments made under the 98.7FM Note. In its capacity as the trustee, Wells Fargo receives fees and expenses for undertaking certain obligations related to the 98.7FM Note.

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

Sixth Amendment to Credit Agreement, Second Amendment to Senior Unsecured Notes

On April 26, 2012, Emmis entered into amendments of its senior secured credit facility and senior unsecured notes to allow for the entry into the agreements and consummation of the 98.7FM transactions described in Note 8 above. In addition, the sixth amendment to the Credit Agreement reduced the amount of required minimum trailing twelve-month Consolidated EBITDA (as defined in the credit agreement) from $25 million to $24 million and allowed for $20 million of the net proceeds received from the 98.7FM Note to be used for revolver repayment and general corporate purposes, while simultaneously reducing the revolver commitment from $20 million to $10 million.

Waiver and Amendment to Credit Agreement, Third Amendment to Senior Unsecured Notes

On August 3, 2012, Emmis entered into amendments of its senior secured credit facility and senior unsecured notes in order (i) to allow Emmis to retain up to $4.0 million of the proceeds from the sale of KXOS-FM, (ii) to provide for an increase in the exit fee from 6% to 7% under the backstop letter, dated March 27, 2011, on amounts outstanding on our Extended Term Loans after application of proceeds of the KXOS-FM sale and (iii) to allow Emmis to enter into an LMA with a purchase obligation for two radio stations in Terre Haute, Indiana, with such LMA monthly fee payable not to exceed five thousand dollars and a purchase price under the associated purchase obligation not to exceed $0.4 million.

Seventh Amendment to Credit Agreement

On August 30, 2012, Emmis entered into an amendment of its senior secured credit facility in order to allow Emmis to revert to the 5.0:1.0 Total Leverage Ratio financial covenant (as defined in the Credit Agreement) as of August 31, 2012 and eliminate the Minimum Consolidated EBITDA financial covenant (as defined in the Credit Agreement) as of the same period.

Note 10. Investment in Courseload, Inc.

On May 1, 2012, the Company purchased $2.0 million of preferred stock of Courseload, Inc., a provider of online textbooks and other course material. On August 1, 2012, Emmis purchased an additional $1.5 million of preferred stock of Courseload, Inc. Emmis can, at its discretion, purchase up to an additional $2.5 million of preferred stock in Courseload, Inc. during its fiscal year ending February 2013. Subsequent to the August 1, 2012 purchase of preferred stock, Emmis can redeem the preferred stock at any date after four years from the original purchase date at an amount equal to the original investment. This investment is an available-for-sale debt security accounted for at fair value under the provisions of ASC 320 and is included in other assets, net in the accompanying condensed consolidated balance sheets.

Note 11. Sale of KXOS-FM

On August 23, 2012, Emmis completed the sale of KXOS-FM pursuant to the Put and Call Agreement, as amended, originally entered into on April 3, 2009. Emmis received gross proceeds from the sale of $85.5 million, incurred approximately $1.9 million in transaction expenses and tax obligations, retained $4 million for working capital purposes, and used the remaining $79.6 million to repay term loans under the Company’s Credit Agreement. Emmis recognized a gain on sale of KXOS-FM of $32.8 million, which is included in gain from discontinued operations, net of tax in the accompanying condensed consolidated statements of income.

Note 12. Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis and certain of its officers and directors are named as defendants in a lawsuit filed by certain holders of Preferred Stock (the “Lock-Up Group”) April 16, 2012, in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention

Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation. The plaintiffs had been seeking injunctive relief (see below) and still seek declaratory relief.

Emmis filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments. Emmis is defending this lawsuit vigorously.

Although the date of any ruling by the U.S. District Court in the federal litigation (including the Lock-Up Group’s claims and Emmis’ counterclaim for declaratory judgment) cannot be predicted with certainty, the U.S. District Court ruled on the Lock-Up Group’s claim for injunctive relief on August 31, 2012. In that ruling, the U.S. District Court denied the preliminary injunction on the grounds that plaintiffs were unlikely to succeed on the merits of the case, and that there was an adequate remedy at law.

Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

Note 13. Subsequent Events

September 4, 2012 Amendments to the Articles of Incorporation

On September 4, 2012, following approval by the Company’s shareholders, the Company filed amendments to its Articles of Incorporation that modify the rights of holders of the Company’s Preferred Stock. The amendments:

•	cancel the amount of undeclared dividends in respect of the Preferred Stock that is accumulated but undeclared on or prior to the effectiveness of the Proposed Amendments;

•

change the designation of the Preferred Stock from “Cumulative” to “Non-Cumulative” and change the rights of the holders of the Preferred Stock such that dividends or distributions on the Preferred Stock will not accumulate unless declared by the board of directors and subsequently not paid (and thereby effectively cancel associated rights to elect directors in the event of dividend arrearages);

•

cancel the restrictions on Emmis’ ability to pay dividends or make distributions on, or repurchase, its Common Stock or other junior stock prior to paying accumulated but undeclared dividends or distributions on the Preferred Stock;

•

change the ability of the holders of the Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock upon certain going-private transactions in which an affiliate of Mr. Smulyan participates that do not constitute a change of control transaction, to cause the holders of the Preferred Stock to no longer have such ability;

•

change the ability of the holders of the Preferred Stock to convert all of such Preferred Stock to Class A Common Stock upon a change of control at specified conversion prices to cause the holders of the Preferred Stock to no longer have such ability;

•

change the ability of holders of the Preferred Stock to vote as a separate class on a plan of merger, share exchange, sale of assets or similar transaction to the ability to vote with the Common Stock on an as-converted basis (except as may otherwise be required by law); and

•

change the conversion price adjustment applicable to certain merger, reclassification and other transactions to provide that the Preferred Stock converts into the right to receive property that would have been receivable had such Preferred Stock been converted into Class A Common Stock immediately prior to such transaction.

As a result of the elimination of the rights of holders of Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock, the Preferred Stock will be reclassified from temporary equity to permanent equity. Additionally, the cancellation of the cumulative feature of the Preferred Stock and the cancellation of accumulated but undeclared preferred dividends modifies future earnings per share calculations as the numerator in the calculation will no longer include undeclared preferred dividends. Changes to the presentation of preferred stock on the condensed consolidated balance sheet and the condensed consolidated statements of operations, including earnings per share, will be included in our November 30, 2012 Form 10-Q as the Articles of Incorporation were modified subsequent to August 31, 2012.

September 19, 2012 Termination of Total Return Swaps

In order to comply with the terms of its Credit Agreement, Emmis exercised its early termination option under the total return swap transactions that it had entered into with certain holders of 1,484,679 shares of its Preferred Stock. The termination was effective on September 19, 2012. As a result, the 1,484,679 shares of Preferred Stock have returned to the status of authorized but unissued shares, leaving 1,337,641 shares of Preferred Stock outstanding, which includes 400,000 shares held pursuant to the Employee Retention Trust described in Note 2.

October 1, 2012 Sale of Country Sampler and Related Magazines

On October 1, 2012, Emmis completed the sale of Country Sampler and related magazines and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s Credit Agreement.

October 4, 2012 Marketron Assumption of Operating Control of Emmis Interactive

On October 2, 2012, Emmis entered into a non-binding letter of intent with Marketron Broadcast Solutions, LLC (“Marketron”), pursuant to which, effective October 4, 2012, Marketron assumed operating control of Emmis Interactive, Inc., a subsidiary of Emmis that provides a content management system, data analytic tools, and related services principally to radio operators. Under the terms of the letter of intent, Emmis retains an economic interest in future revenues associated with certain intellectual property developed by Emmis Interactive, Inc. Closing of this transaction is expected on or before October 31, 2012, and is subject to completion of due diligence, negotiation of a definitive purchase agreement, and other customary closing conditions.

The net revenues of Emmis Interactive, a component of our radio segment, in the twelve months ended August 31, 2012 were approximately $4.9 million and it operated with a negative margin. In connection with the transaction, Emmis agreed to pay approximately $0.6 million in severance costs for employees not being retained by Marketron.

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

The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2011 and 2012. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2011	% of Total	2012	% of Total	2011	% of Total	2012	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$32,726	53.3%	$28,999	50.4%	$67,475	57.0%	$59,342	53.8%
National	8,979	14.6%	8,076	14.0%	18,009	15.2%	16,238	14.7%
Political	85	0.1%	237	0.4%	351	0.3%	1,100	1.0%
Publication Sales	1,572	2.6%	1,491	2.6%	3,181	2.7%	3,043	2.8%
Non Traditional	9,048	14.7%	8,749	15.2%	12,004	10.1%	11,867	10.8%
LMA Fees	310	0.5%	2,582	4.5%	310	0.3%	3,443	3.1%
Other	8,624	14.2%	7,435	12.9%	17,140	14.5%	15,254	13.8%

Total net revenues	$61,344		$57,569		$118,470		$110,287

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the six-month period ended August 31, 2012, local sales, excluding political revenues, represented approximately 83% and 61% of our advertising revenues for our radio and publishing divisions, respectively.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 62% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2011 and 2012. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2011 and 2012, representing approximately 10% and 11% of our radio net revenues, respectively.

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

The results of our domestic radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our domestic radio net revenues. During fiscal 2012, KPWR-FM in Los Angeles experienced revenue growth that was better than the overall Los Angeles radio market, whereas our New York cluster trailed the revenue performance of the New York market due to weak performance at our adult urban station, WRKS-FM. During the three months ended May 31, 2012, we entered into an LMA for WRKS-FM. See Note 8 to the accompanying condensed consolidated financial statements for more discussion. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. We are dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2012, including amounts classified as held-for-sale, we have recorded approximately $173.9 in goodwill and FCC licenses, which represents approximately 60% of our total assets.

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

Results of Operations for the Three-month Periods and Six-month Periods Ended August 31, 2012, Compared to August 31, 2011

Net revenues:

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$48,278	$44,604	$(3,674)	(7.6)%	$91,898	$83,230	$(8,668)	(9.4)%
Publishing	13,066	12,965	(101)	(0.8)%	26,572	27,057	485	1.8%

Total net revenues	$61,344	$57,569	$(3,775)	(6.2)%	$118,470	$110,287	$(8,183)	(6.9)%

Radio net revenues decreased in the three-month and six-month periods ended August 31, 2012 as compared to the same period of the prior year principally due to the July 15, 2011 commencement of a Local Marketing Agreement (“LMA”) related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. As Emmis retained a noncontrolling equity ownership in the Merlin Stations, they have not been classified as discontinued operations. Also, the operating results for 98.7FM (formerly known as WRKS-FM in New York) as an adult urban station through April 30, 2012 and the LMA fee revenue recognized since April 30, 2012 have not been classified as discontinued operations. Excluding the Merlin Stations and 98.7FM (WRKS), radio net revenues would have increased $0.6 million or 1.6% and $1.4 million or 1.9% for the three-month and six-month periods ended August 31, 2012, respectively.

We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets decreased 0.4% for the six-month period ended August 31, 2012 as compared to the same period of the prior year. Excluding the Merlin Stations, our gross revenues as reported to Miller Kaplan increased 2.7% for the six-month period ended August 31, 2012 as compared to the same period of the prior year. For the six-month period ending August 31, 2012, our gross revenues exceeded the market average in New York, Los Angeles and Indianapolis, but trailed market performance in St. Louis and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the six-month period ended August 31, 2012 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 3.1%, and our minutes sold were up 5.1%.

Publishing net revenues increased in the six-month period ended August 31, 2012 as compared to the same period of the prior year mostly due to performance of our Texas Monthly and Los Angeles Magazine publications. While these publications saw improvement in advertising demand, the advertising market for our smaller market publications remains challenged.

Station operating expenses excluding depreciation and amortization expense:

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$37,754	$30,257	$(7,497)	(19.9)%	$70,678	$60,837	$(9,841)	(13.9)%
Publishing	12,902	13,790	888	6.9%	27,383	28,042	659	2.4%

Total station operating expenses excluding depreciation and amortization expense	$50,656	$44,047	$(6,609)	(13.0)%	$98,061	$88,879	$(9,182)	(9.4)%

Station operating expenses, excluding depreciation and amortization expense for the three-month and six-month periods ended August 31, 2012 were significantly affected by the LMA of the Merlin Stations in the prior year and the LMA of 98.7FM in the current year. In connection with the LMA of 98.7FM, the Company incurred approximately $3.4 million of costs, predominately related to contract termination payments and severance costs. As Emmis retained a noncontrolling equity interest in the Merlin Stations, the results of those stations are included in continuing operations in the prior year. Station operating expenses excluding depreciation and amortization expense for the Merlin Stations in the prior year were $6.5 million and $11.7 million for the three-month and six-month periods ended August 31, 2011. Excluding both the 98.7FM transaction costs and the station operating expenses excluding depreciation and amortization of the Merlin Stations, radio station operating expenses, excluding depreciation and amortization expense for the three-month and six month periods ending August 31, 2012 would have decreased $1.1 million or 3.6% and $1.5 million or 2.6%, respectively, due to lower operating expenses for 98.7FM (WRKS) as a result of the LMA.

Station operating expenses excluding depreciation and amortization expense for publishing for the three-month period and six-month period ended August 31, 2012 include a company-wide, nonrecurring employee bonus of $0.4 million as well as investments in sales personnel and training.

Corporate expenses excluding depreciation and amortization expense:

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,969	$4,161	$1,192	40.1%	$10,304	$9,133	$(1,171)	(11.4)%

During the six-month period ending August 31, 2011, the Company incurred approximately $3.0 million of fees in connection with the Third Amendment to our Credit Agreement and paid a nonrecurring $0.7 million bonus to certain employees.

During the six-month period ending August 31, 2012, the Company incurred approximately $2.1 million of legal costs in connection with litigation related to our Preferred Stock and incurred $1.5 million related to a company-wide, nonrecurring employee bonus.

Impairment loss:

	For the three months ended August 31,			For the six months ended August 31,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$737	$737	$—	$11,708	$11,708
Publishing	—	—	—	—	—	—

Total impairment loss	$—	$737	$737	$—	$11,708	$11,708

Pursuant to the Company’s accounting policy, a station operating under an LMA is considered a single unit of accounting. In connection with the execution of the 98.7FM LMA, the Company determined that the 98.7FM FCC

License, now considered a single unit of accounting, was impaired, and recorded an $11.0 million impairment charge. Additionally, during the three-month period ended August 31, 2012 the company recorded a $0.7 million impairment charge related to the long-term assets of one of its businesses in the radio segment as it determined the carrying value of the business’ long-lived assets were not recoverable based upon the Company’s current estimates of future cash flows.

Depreciation and amortization:

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$1,594	$919	$(675)	(42.3)%	$3,206	$1,924	$(1,282)	(40.0)%
Publishing	98	82	(16)	(16.3)%	192	168	(24)	(12.5)%
Corporate	282	489	207	73.4%	546	950	404	74.0%

Total depreciation and amortization	$1,974	$1,490	$(484)	(24.5)%	$3,944	$3,042	$(902)	(22.9)%

The decrease in radio depreciation expense for the three-month and six-month periods ended August 31, 2012 is mostly attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets. Also, property and equipment of the Merlin stations has been sold and is no longer being depreciated and our license in Slovakia was extended by an additional eight years and is now being amortized through February 2021. The increase in corporate depreciation and amortization expense is mostly related to new computer equipment and software that has been recently placed into service.

(Gain) loss on sale of assets:

	For the three months ended August 31,			For the six months ended August 31,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
(Gain) loss on sale of assets:
Radio	$794	$(3)	$(797)	$791	$(10,003)	$(10,794)
Publishing	1	(3)	(4)	1	(3)	(4)

Total (gain) loss on sale of assets	$795	$(6)	$(801)	$792	$(10,006)	$(10,798)

In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million. The loss in the prior year relates to the sale of our Terre Haute, Indiana building.

Operating income (loss):

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income (loss):
Radio	$8,136	$12,694	$4,558	56.0%	$17,223	$18,764	$1,541	8.9%
Publishing	65	(904)	(969)	(1,490.8)%	(1,004)	(1,150)	(146)	14.5%
Corporate	(3,251)	(4,650)	(1,399)	(43.0)%	(10,850)	(10,083)	767	7.1%

Total operating income:	$4,950	$7,140	$2,190	44.2%	$5,369	$7,531	$2,162	40.3%

Radio operating income increased in the three-month period ended August 31, 2012 predominately due to the significant costs recorded during the three-month period ended August 31, 2011 related to the Merlin transaction coupled with the April 30, 2012 commencement of the 98.7FM LMA. In the six-month period ending August 31, 2012, the impact of the sale of the Merlin Stations, the impairment losses and the gain on sale of WRKS-FM intellectual property substantially negate one another.

Publishing operating income decreased predominately due to operating expense increases as noted above.

Corporate operating losses varied during the three-month and six-month periods ended August 31, 2012 predominately due to significant transaction-related, nonrecurring costs, as noted above.

Interest expense:

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$6,277	$7,277	$1,000	15.9%	$11,853	$13,444	$1,591	13.4%

Although amounts outstanding under the Company’s Credit Agreement have decreased significantly since May 31, 2011, interest expense increased during the three-month and six-month periods ended August 31, 2012. The increase in interest expense is mostly attributable to the issuance of senior unsecured notes in November 2011 and February 2012, which bear interest at 22.95%. Also contributing to the increase in interest expense is the exit fee that is due upon repayment of a portion of our term loans. The Company is accruing this exit fee, now 7% after amendments to the Credit Agreement, ratably over the term of the Extended Term Loans as a component of interest expense. In periods in which the exit fee payment exceeds accrued exit fees, the Company charges the difference immediately to interest expense.

A portion of the term loans outstanding under our Credit Agreement are required to be paid in connection with asset sales. Consistent with ASC 205-20-45-6, Emmis has allocated interest expense related to the portion of term loans that are required to be repaid with asset sale proceeds from the KXOS-FM and Country Sampler transactions to discontinued operations. See Note 1 to the accompanying condensed consolidated financial statements for more discussion of discontinued operations.

Loss on debt extinguishment:

	For the three months ended August 31,			For the six months ended August 31,
	2011	2012	$ Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$601	$601	$1,478	$1,085	$(393)	(26.6)%

The loss on debt extinguishment for the six-month period ended August 31, 2011 includes a $1.5 million charge on debt extinguishment related to the write-off of debt fees as a portion of our term loans were deemed to be substantially modified in connection with the Third Amendment. During the three-month and six-month periods ended August 31, 2012, the Company recorded losses on debt extinguishment related to the write-off of debt fees associated with term loans repaid during those periods.

Provision (benefit) for income taxes:

	For the three months ended August 31,				For the six months ended August 31,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Provision (benefit) for income taxes	$727	$67	$(660)	(90.8)%	$(1,963)	$(4,266)	$(2,303)	(117.3)%

The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be $5 million in the fiscal year ending February 2013. The benefit in the six months ended August 31, 2011 principally relates to a benefit recorded in continuing operations to offset the income tax provision recorded in discontinued operations related to the sale of the Flint Peak Tower Site. The benefit in the six months ended August 31, 2012 principally relates to the tax benefit associated with our impairment loss on the 98.7FM FCC License.

(Loss) gain from discontinued operations, net of tax:

	For the three months ended August 31,			For the six months ended August 31,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
(Loss) gain from discontinued operations, net of tax	$(2,916)	$41,208	$44,124	$342	$39,958	$39,616

Our Hungarian radio operations, the operations of our Flint Peak Tower Site, the operations of KXOS-FM and our Country Sampler operations have been classified as discontinued operations in the accompanying condensed consolidated statements. The increase in income from discontinued operations, net of tax, for the three-month and six-month periods ended August 31, 2012 mostly relates to the gain on sale recorded in connection with the August 2012 sale of KXOS-FM.

Consolidated net income (loss):

	For the three months ended August 31,			For the six months ended August 31,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Consolidated net income (loss)	$(4,622)	$40,208	$44,830	$(5,315)	$37,335	$42,650

Consolidated net income increased due to the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.

At August 31, 2012, we had cash and cash equivalents of $9.5 million and net working capital of $16.9 million. At February 29, 2012, we had cash and cash equivalents of $5.6 million and net working capital of $0.8 million. The increase in working capital from February 29, 2012 is mostly due to additional cash on hand due to the August 23, 2012 sale of KXOS-FM, the repayment of all revolver borrowings as a result of the 98.7FM LMA and related financing and the seasonal nature of the business. Cash and cash equivalents held at various European banking institutions at February 29, 2012 and August 31, 2012 was $4.3 million and $3.8 million (which includes approximately $0.7 million of cash related to our Slager discontinued operation which is classified as current assets – discontinued operations in the condensed consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.

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

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in gain from discontinued operations in the accompanying condensed consolidated statements of operations. Emmis incurred approximately $1.9 million in transaction expenses and tax obligations, retained $4 million for working capital purposes, and used the remaining $79.6 million to repay indebtedness under Emmis’ senior credit facility. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail in Note 1.

On October 1, 2012, Emmis completed the sale of Country Sampler and related magazines and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s Credit Agreement.

In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.

Operating Activities

Cash used in operating activities was $1.1 million and $7.2 million for the six-month periods ended August 31, 2011 and 2012, respectively. The increase in cash used in operating activities is mostly due to an increase in cash paid for interest expense, including amounts paid related to exit fees associated with our substantial extended term loan repayments, coupled with other working capital needs.

Investing Activities

Cash provided by investing activities was $4.8 million and $90.6 million for the six-month period ended August 31, 2011 and 2012, respectively. During the six-month period ended August 31, 2012, the Company sold KXOS-FM in Los Angeles for $85.5 million in cash and received $10.0 million for the intellectual property of WRKS-FM in New York. Partially offsetting the proceeds of asset sales during the six-month period ended August 31, 2012 is cash used by the Company for investment purposes of $4.0 million, $3.5 million of which related to the Company’s investment in Courseload, Inc., a company that provides online access to textbooks and other material. During the six-month period ended August 31, 2011, the Company sold its Flint Peak, California tower for $5.8 million. The proceeds related to the Flint Peak tower sale and the KXOS-FM sale are classified as cash provided by discontinued operations in the accompanying condensed consolidated statements of cash flows.

We expect capital expenditures related to continuing operations to be approximately $4.9 million in the current fiscal year, compared to $5.7 million in fiscal 2012. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. Emmis can, at its discretion, purchase up to an additional $2.5 million of preferred stock in Courseload, Inc. during its fiscal year ending February 28, 2013. We expect to fund future investing activities with cash generated from operating activities and borrowings under our credit facility.

Financing Activities

Cash used in financing activities was $0.6 million and $79.3 million for the six-month periods ended August 31, 2011 and 2012, respectively. Cash used in financing activities in the six-month period ended August 31, 2012 primarily relates to the net debt repayments of $73.8 million, $3.5 million of debt related costs incurred in connection with the issuance of the 98.7FM nonrecourse debt and amendments to our debt agreement, and $2.2 million used to pay distributions to noncontrolling interests. Cash used in financing activities in the six-month period ended August 31, 2011 primarily relates to $2.3 million used to pay distributions to noncontrolling interests and $0.6 million of debt related costs incurred in connection with amendments to our credit agreement debt, both of which are partially offset by $2.3 million of net borrowings during the period.

As of August 31, 2012, Emmis had $49.1 million of borrowings under the Credit Agreement ($0.5 million current and $48.6 million long-term), $37.9 million of senior unsecured notes (entirely long-term), $81.0 million of 98.7FM nonrecourse debt ($3.9 million current and $77.1 million long-term) and $46.9 million of Preferred Stock outstanding (excluding Preferred Stock of which the Company has the right to direct the vote). Approximately $27.3 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum are to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The senior unsecured notes compound quarterly at a rate of 22.95% per annum and are paid in kind, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. The 98.7FM nonrecourse debt bears interest at 4.1% per annum. As of August 31, 2012, our weighted average borrowing rate under our Credit Agreement was approximately 8.8%. Including the senior unsecured notes and 98.7FM nonrecourse debt, our weighted average borrowing rate at August 31, 2012 was 9.7%.

The debt service requirements of Emmis over the next twelve-month period are expected to be $0.5 million for mandatory repayment of term notes under our Credit Agreement, $7.2 million of mandatory principal and interest payments of the 98.7FM nonrecourse debt and a minimum of $2.0 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

At a special meeting of shareholders on September 4, 2012, the shareholders of the Company approved various proposals that changed the rights of holders of Preferred Stock. Included in the proposals approved were the cancellation of all undeclared dividends with respect to the Preferred Stock that were accumulated but undeclared. Additionally, the Preferred Stock was changed from cumulative to non-cumulative and the rights of the holders of Preferred Stock were changed such that dividends or distributions on the Preferred Stock will not accumulate unless declared by the Board of Directors and subsequently not paid. As the Board of Directors has not declared a dividend or distribution, as of the filing of this report no amounts of preferred dividends are in arrears. See Notes 2 and 13 for more discussion of the Preferred Stock.

As of October 5, 2012, we had $10.0 million available for additional borrowing under our credit facility. Our credit facility revolver matures on November 2, 2012. While our revolver is expected to expire November 2, 2012, we believe we will be able to meet our liquidity needs through the end of our fiscal year solely through cash provided by operations. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2012. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement, as amended, substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles

Approximately 61% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from February 2021 to February 2026. While all of our international broadcasting licenses were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses.

Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.

Emmis and certain of its officers and directors are named as defendants in a lawsuit filed by certain holders of Preferred Stock (the “Lock-Up Group”) April 16, 2012, in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation. The plaintiffs had been seeking injunctive relief (see below) and still seek declaratory relief.

Emmis filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments. Emmis is defending this lawsuit vigorously.

Although the date of any ruling by the U.S. District Court in the federal litigation (including the Lock-Up Group’s claims and Emmis’ counterclaim for declaratory judgment) cannot be predicted with certainty, the U.S. District Court ruled on the Lock-Up Group’s claim for injunctive relief on August 31, 2012. In that ruling, the U.S. District Court denied the preliminary injunction on the grounds that plaintiffs were unlikely to succeed on the merits of the case, and that there was an adequate remedy at law.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2012 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

(a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended and effective September 4, 2012.*

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation, as amended.*

10.1	Second Amendment to Put and Call Agreement, between KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2012.

10.2	Third Amendment and Consent to Note Purchase Agreement, dated August 3, 2012, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation.*

10.3	Waiver and Amendment in connection with the Restated Revolving Credit and Term Loan Agreement, dated August 3, 2012 by and among Emmis Communications Corporation, Emmis Operating Company, the lenders party thereto and Bank of America, N.A., as administrative agent for itself and other lenders thereto.*

10.4	Third Amendment to Put and Call Agreement, between KMVN, LLC, KMVN License, LLC, Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC.*

10.5	Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 30, 2012 by and among Emmis Communications Corporation, Emmis Operating Company, the lenders party thereto and Bank of America, N.A., as administrative agent for itself and other lenders thereto, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 30, 2012.

10.6	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Gregory T. Loewen incorporated by reference from exhibit 10.17 to the Company’s Form 10-Q filed July 12, 2012.++

10.7	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan incorporated by reference from exhibit 10.18 to the Company’s Form 10-Q filed July 12, 2012.++

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

++	Management contract or compensatory plan or arrangement
*	Filed with this report
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: October 11, 2012	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer