Form 10-Q
period 2012-11-30
EMMIS COMMUNICATIONS CORP
filed 2013-01-10
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 3, 2013, was:

34,710,571	Shares of Class A Common Stock, $.01 Par Value
4,722,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2012	2011	2012
NET REVENUES	$53,568	$53,414	$169,714	$161,318
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,001, $920, $3,916 and $2,755, respectively	43,626	39,974	137,380	125,137
Corporate expenses excluding depreciation and amortization expense of $409, $496, $955 and $1,446, respectively	4,972	3,717	15,276	12,850
Impairment loss	—	—	—	10,971
Depreciation and amortization	1,410	1,416	4,871	4,201
(Gain) loss on sale of assets	—	(221)	792	(10,227)

Total operating expenses	50,008	44,886	158,319	142,932

OPERATING INCOME	3,560	8,528	11,395	18,386

OTHER EXPENSE:
Interest expense	(4,341)	(5,754)	(16,194)	(19,198)
Loss on debt extinguishment	(525)	(56)	(2,003)	(1,141)
Gain on sale of controlling interest in Merlin Media LLC	31,805	—	31,805	—
Other (expense) income, net	(394)	236	(52)	211

Total other income (expense)	26,545	(5,574)	13,556	(20,128)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	30,105	2,954	24,951	(1,742)
(BENEFIT) PROVISION FOR INCOME TAXES	(28,702)	1,112	(29,332)	(4,447)

INCOME FROM CONTINUING OPERATIONS	58,807	1,842	54,283	2,705
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(105)	3,794	(896)	40,266

CONSOLIDATED NET INCOME	58,702	5,636	53,387	42,971
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,069	1,036	3,813	3,515

NET INCOME ATTRIBUTABLE TO THE COMPANY	57,633	4,600	49,574	39,456
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	(55,835)	—	(55,835)	—
PREFERRED STOCK DIVIDENDS	2,603	—	7,689	1,806

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$110,865	$4,600	$97,720	$37,650

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2012	2011	2012
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$110,962	$806	$98,559	$(2,616)
Discontinued operations	(97)	3,794	(839)	40,266

Net income attributable to common shareholders	$110,865	$4,600	$97,720	$37,650

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	$57,730	$806	$50,413	$(2,616)
Discontinued operations	(97)	3,794	(839)	40,266

Net income attributable to common shareholders	$57,633	$4,600	$49,574	$37,650

Basic net (loss) income per share attributable to common shareholders:
Continuing operations	$2.90	$0.02	$2.58	$(0.07)
Discontinued operations, net of tax	—	0.10	(0.02)	1.04

Net income attributable to common shareholders	$2.90	$0.12	$2.56	$0.97

Basic weighted average common shares outstanding	38,219	38,976	38,210	38,871

Diluted net (loss) income per share attributable to common shareholders:
Continuing operations	$1.26	$0.02	$1.10	$(0.07)
Discontinued operations, net of tax	—	0.08	(0.02)	1.04

Net income attributable to common shareholders	$1.26	$0.10	$1.08	$0.97

Diluted weighted average common shares outstanding	45,647	45,728	45,950	38,871

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2012	2011	2012
CONSOLIDATED NET INCOME	$58,702	$5,636	$53,387	$42,971
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	—	—	(489)	—
Cumulative translation adjustment	(573)	102	325	(209)

COMPREHENSIVE INCOME	58,129	5,738	53,223	42,762
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	991	1,038	3,780	3,458

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$57,138	$4,700	$49,443	$39,304

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 29, 2012	November 30, 2012 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,619	$11,175
Accounts receivable, net	30,620	34,589
Prepaid expenses	12,023	10,925
Other current assets	2,221	1,944
Current assets - discontinued operations	4,199	1,780

Total current assets	54,682	60,413

PROPERTY AND EQUIPMENT, NET	37,456	35,670

INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	160,676	149,705
Goodwill	14,791	14,791
Other intangibles, net	1,998	1,828

Total intangible assets	177,465	166,324

OTHER ASSETS, NET	6,373	13,120

NONCURRENT ASSETS - DISCONTINUED OPERATIONS	64,793	—

Total assets	$340,769	$275,527

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

	February 29, 2012	November 30, 2012 (Unaudited)
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,821	$6,971
Current maturities of long-term debt (Note 4)	7,978	22,240
Accrued salaries and commissions	7,935	7,849
Accrued interest	3,038	873
Deferred revenue	13,007	12,156
Other current liabilities	6,072	4,250
Current liabilities - discontinued operations	5,071	1,130

Total current liabilities	53,922	55,469

LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	229,725	138,320

OTHER NONCURRENT LIABILITIES	10,609	10,030

DEFERRED INCOME TAXES	52,648	37,757

NONCURRENT LIABILITIES - DISCONTINUED OPERATIONS	379	—

Total liabilities	347,283	241,576

COMMITMENTS AND CONTINGENCIES

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 2,875,000 SHARES; ISSUED AND OUTSTANDING 2,422,320 SHARES AT FEBRUARY 29, 2012. EMMIS HAD OBTAINED RIGHTS IN 1,484,679 OF THE SHARES OUTSTANDING AS OF FEBRUARY 29, 2012. (NOTE 2)	46,882	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 34,007,279 shares at February 29, 2012 and 34,297,005 shares at November 30, 2012	340	343
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 29, 2012 and November 30, 2012, respectively	47	47
Series A convertible preferred stock. $.01 par value; $50.00 liquidation preference; authorized 2,875,000 shares; issued and outstanding 1,337,641 shares at November 30, 2012 (Note 2)	—	9
Additional paid-in capital	529,793	577,711
Accumulated deficit	(632,608)	(593,152)
Accumulated other comprehensive income	1,190	1,038

Total shareholders’ deficit	(101,238)	(14,004)

NONCONTROLLING INTERESTS	47,842	47,955

Total equity (deficit)	(53,396)	33,951

Total liabilities and equity (deficit)	$340,769	$275,527

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Class A		Class B		Series A		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity (Deficit)

	Common Stock		Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47	—	$—	$529,793	$(632,608)	$1,190	$47,842	$(53,396)

Net income								39,456		3,515	42,971
Reclassification of preferred stock to permanent equity					937,641	9	46,873				46,882
Issuance of Common Stock to employees and officers	49,036	1					885				886
Exercise of stock options	240,690	2					160				162
Payments of dividends and distributions to noncontrolling interests										(3,345)	(3,345)
Cumulative translation adjustment									(152)	(57)	(209)

BALANCE, NOVEMBER 30, 2012	34,297,005	$343	4,722,684	$47	937,641	$9	$577,711	$(593,152)	$1,038	$47,955	$33,951

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended November 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$53,387	$42,971
Adjustments to reconcile consolidated net income to net cash used in operating activities -
Discontinued operations	896	(40,266)
Gain on sale of controlling interest in Merlin Media LLC	(31,805)	—
Impairment loss	—	10,971
Depreciation and amortization	5,410	4,956
Noncash accretion of debt instruments to interest expense	2,652	12,196
Loss on debt extinguishment	2,003	1,141
Provision for bad debts	251	288
Benefit from deferred income taxes	(31,618)	(4,697)
Noncash compensation	775	2,324
Loss (gain) on sale of assets	792	(10,227)
Other	312	—
Changes in assets and liabilities -
Accounts receivable	371	(4,255)
Prepaid expenses and other current assets	334	1,070
Other assets	(377)	(1,183)
Accounts payable and accrued liabilities	(1,119)	(6,949)
Deferred revenue	(1,178)	(851)
Income taxes	2,402	(1,083)
Other liabilities	(1,159)	(7,537)
Net cash used in operating activities - discontinued operations	(2,594)	(1,373)

Net cash used in operating activities	(265)	(2,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,875)	(2,354)
Proceeds from the sale of assets	130,160	10,331
Cash paid for investments	—	(3,989)
Proceeds from the sale of equity investments	1,293	—
Other	—	66
Net cash provided by investing activities - discontinued operations	5,167	94,121

Net cash provided by investing activities	133,745	98,175

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended November 30,
	2011	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(139,655)	(177,510)
Proceeds from long-term debt	45,493	94,198
Acquisition of rights in and purchase of preferred stock	(28,237)	—
Debt-related costs	(4,163)	(3,540)
Payments of dividends and distributions to noncontrolling interests	(3,085)	(3,345)
Proceeds from the exercise of stock options	3	162
Settlement of tax withholding obligations on stock issued to employees	(74)	(12)

Net cash used in financing activities	(129,718)	(90,047)

Effect of exchange rates on cash and cash equivalents	52	(68)

INCREASE IN CASH AND CASH EQUIVALENTS	3,814	5,556

CASH AND CASH EQUIVALENTS:
Beginning of period	6,068	5,619

End of period	$9,882	$11,175

SUPPLEMENTAL DISCLOSURES:
Cash paid for -
Interest	$20,742	$17,838
Income taxes, net of refunds	1,277	1,348

Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	725	886

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

November 30, 2012

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

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2012, the results of its operations for the three-month and nine-month periods ended November 30, 2011 and 2012, and cash flows for the nine-month periods ended November 30, 2011 and 2012.

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2011 and 2012 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”).

The following table sets forth the calculation of basic and diluted net income per share from continuing operations:

	Nine Months Ended
	November 30, 2011			November 30, 2012
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Loss Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$98,559	38,210	$2.58	$(2,616)	38,871	$(0.07)
Impact of equity awards	—	984		—	—
Impact of conversion of preferred stock into common stock	(48,146)	6,756		—	—

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$50,413	45,950	$1.10	$(2,616)	38,871	$(0.07)

	Three Months Ended
	November 30, 2011			November 30, 2012
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$110,962	38,219	$2.90	$806	38,976	$0.02
Impact of equity awards	—	871		—	2,732
Impact of conversion of preferred stock into common stock	(53,232)	6,557		—	4,020

Diluted net income per common share:
Net income available to common shareholders from continuing operations	$57,730	45,647	$1.26	$806	45,728	$0.02

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2012	2011	2012
	(shares in 000’s)
6.25% Series A cumulative convertible preferred stock	—	—	—	5,820
Stock options and restricted stock awards	6,872	4,529	6,597	6,944

Antidilutive common share equivalents	6,872	4,529	6,597	12,764

Discontinued Operations – Summary of results

The results of operations and related disposal costs, gains and losses for business units that the Company has sold or expects to sell are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Income (loss) from operations:
KXOS-FM (Radio)	(105)	—	(158)	(223)
Sampler Publications (Publishing)	353	279	411	193
Emmis Interactive Inc. (Radio)	(1,031)	(503)	(3,497)	(2,696)
Slager (Radio)	(100)	—	(190)	—
Flint Peak Tower Site (Radio)	—	—	1	—

Subtotal	(883)	(224)	(3,433)	(2,726)

Gain (loss) on sale of discontinued operations:
KXOS-FM (Radio)	—	—	—	32,757
Sampler Publications (Publishing)	—	695	—	695
Emmis Interactive Inc. (Radio)	—	(654)	—	(654)
Flint Peak Tower Site (Radio)	—	—	4,882

Subtotal	—	41	4,882	32,798

(Benefit) provision for income taxes	(778)	(3,977)	2,345	(10,194)

(Loss) income from discontinued operations, net of tax	(105)	3,794	(896)	40,266

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense associated with the portion of term loans required to be repaid as a result of the sale of KXOS-FM to its operations for all periods presented.

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Net revenues	$1,750	$—	$5,250	$3,331
Station operating expenses, excluding depreciation and amortization expense	9	—	98	27
Depreciation and amortization expense	114	—	353	169
Gain on sale of station	—	—	—	32,757
Interest expense	1,732	—	4,958	3,358
Provision (benefit) for income taxes	1,096	(955)	3,223	(7,431)

Discontinued Operation – Country Sampler, Smart Retailer and related publications

On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s 2006 Credit Agreement (as defined in Note 4). In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million, which is included in gain from discontinued operations in the accompanying condensed consolidated statements of operations.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense associated with the estimate of term loans required to be repaid as a result of the sale of the Sampler Publications to its operations for all periods presented.

The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Net revenues	$2,687	$1,496	$6,484	$5,435
Station operating expenses, excluding depreciation and amortization expense	2,126	1,154	5,459	4,758
Depreciation and amortization	24	—	62	44
Gain on sale of business	—	695	—	695
Interest expense	184	63	529	440
Provision (benefit) for income taxes	129	(3,022)	556	(2,763)

Discontinued Operation - Emmis Interactive

On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allows Emmis to mitigate expected future operating losses and more clearly focus on core radio and publishing operating strategies. Marketron had assumed operating control of Emmis Interactive, Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which is primarily related to severance for former employees and is included in gain from discontinued operations in the accompanying condensed consolidated statements of operations.

The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of the Emmis Interactive Inc. for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Net revenues	$1,314	$360	$3,638	$2,743
Station operating expenses, excluding depreciation and amortization expense	2,142	863	6,449	4,579
Depreciation and amortization	203	—	686	257
Impairment loss	—	—	—	737
Loss on sale of business	—	654	—	654
Other expense	—	—	—	134
Benefit for income taxes	—	—	(1,434)	—

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

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Net revenues	$—	$—	$7	$—
Station operating expenses, excluding depreciation and amortization expense	(12)	—	233	—
Other expense	184	—	36	—
Loss before income taxes	100	—	190	—
Loss attributable to minority interests	8	—	57	—

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

The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Net revenues	$—	$—	$59	$—
Station operating expenses, excluding depreciation and amortization expense	—	—	51	—
Depreciation and amortization	—	—	7	—
Gain on sale of assets	—	—	4,882	—
Income before income taxes	—	—	4,883	—
Benefit for income taxes	(2,003)	—	—	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 29, 2012	As of November 30, 2012
Current assets:
Cash and cash equivalents	$914	$695
Accounts receivable, net	2,260	794
Prepaid expenses	994	—
Other	31	291

Total current assets	4,199	1,780

Noncurrent assets:
Property and equipment, net	3,046	—
Intangible assets, net	61,717	—
Other noncurrent assets	30	—

Total noncurrent assets	64,793	—

Total assets	$68,992	$1,780

Current liabilities:
Accounts payable and accrued expenses	$1,074	$1,069
Accrued salaries and commissions	201	61
Deferred revenue	3,662
Other current liabilities	134

Total current liabilities	5,071	$1,130

Noncurrent liabilities:
Other noncurrent liabilities	379	—

Total noncurrent liabilities	379	—

Total liabilities	$5,450	$1,130

Local Programming and Marketing Agreement Fees

The Company from time to time enters into local programming and marketing agreements (“LMAs”) in connection with acquisitions or dispositions of radio stations, typically pending regulatory approval of transfer of the FCC licenses. In such cases where the Company enters into an LMA in connection with a disposition, the Company generally receives specified periodic payments in exchange for the counterparty receiving the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. Nevertheless, as the holder of the FCC license, the Company retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024 (see Note 8 for more discussion of this LMA and related transactions).

On June 20, 2011, Emmis entered into an LMA with LMA Merlin Media LLC for WRXP-FM in New York, WKQX-FM in Chicago and WLUP-FM in Chicago (the “Merlin Media LMA”). The LMA for these stations started on July 15, 2011 and terminated upon their sale on September 1, 2011.

Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company, provided programming and sold advertising for KXOS-FM in Los Angeles pursuant to an LMA from April 2009 until affiliates of GRC consummated the purchase of KXOS-FM on August 23, 2012.

LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, for the three-month and nine-month periods ended November 30, 2011 and 2012 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Continuing operations:
98.7FM, New York	$—	$2,583	$—	$6,026
Merlin Media LMA	—	—	310	—

Total	$—	$2,583	$310	$6,026

Discontinued operations:
KXOS-FM, Los Angeles	$1,750	$—	$5,250	$3,331

Total	$1,750	$—	$5,250	$3,331

Impairment Losses

Impairment losses for the three-month and nine-month periods ended November 30, 2011 and 2012 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Continuing Operations
Indefinite-lived intangible assets	$—	$—	$—	$10,971

Discontinued Operations
Long-lived tangible assets	—	—	—	737

Total impairment loss	$—	$—	$—	$11,708

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

During the quarter ended August 31, 2012, the Company determined that a deceleration of market penetration and revenue growth of Emmis Interactive Inc., indicated that this business’ long-lived tangible assets may be impaired. As the carrying value of these assets exceeded the undiscounted cash flows attributable to the business, the Company measured the amount of the impairment loss by comparing the assets’ fair value to their carrying value. The Company determined that the carrying value of the long-lived tangible assets exceeded their fair value, as determined by a discounted cash flow analysis, by $0.7 million, which is included in discontinued operations in the accompanying condensed consolidated statements of operations. The remaining fair value of these assets subsequent to impairment was nominal.

The impairment loss on indefinite-lived intangibles related to the LMA of 98.7FM. This impairment loss is discussed in Note 3 below.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. Prior to March 1, 2012, the Company used the simplified method to estimate the expected term for all options granted. Although the Company had granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which it determined was insufficient experience upon which to estimate the expected term through fiscal 2012. However, beginning in fiscal 2013, the Company determined that sufficient reliable data regarding its employees’ exercise behavior was available and it ceased using the simplified method. This change did not materially impact our results of operations. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2011 and 2012:

	Nine Months Ended November 30,
	2011	2012
Risk-Free Interest Rate:	1.2% - 2.5%	0.5% - 0.7%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	6.0	4.2
Expected Volatility:	110.2% - 111.3%	128.9% - 131.4%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2012, and stock option activity during the nine months ended November 30, 2012 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	8,426,564	$7.26
Granted	2,481,719	0.93
Exercised (1)	240,690	0.67
Forfeited	122,377	1.47
Expired	647,299	18.00

Outstanding, end of period	9,897,917	5.20	5.8	$6,469
Exercisable, end of period	6,665,179	7.29	4.2	$3,235

(1)	The Company did not record an income tax benefit related to option exercises in the nine months ended November 30, 2011 and 2012.

The weighted average grant date fair value of options granted during the nine months ended November 30, 2011 and 2012, was $0.85 and $0.77, respectively.

A summary of the Company’s nonvested options at November 30, 2012, and changes during the nine months ended November 30, 2012, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,193,171	$0.58
Granted	2,481,719	0.77
Vested	2,319,775	0.52
Forfeited	122,377	1.22

Nonvested, end of period	3,232,738	0.75

There were 3.4 million shares available for future grants under the Company’s various equity plans at November 30, 2012. The vesting dates of outstanding options at November 30, 2012 range from December 2012 to March 2017, and expiration dates range from March 2013 to November 2022.

Restricted Stock Awards

The Company grants restricted stock awards to directors annually, though it has granted restricted stock to employees in prior years. These awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s three-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants prior to fiscal 2011 were granted out of the Company’s 2004 Equity Compensation Plan. Restricted stock award grants from March 1, 2010 to November 4, 2012 were granted out of the Company’s 2010 Equity Compensation Plan and restricted stock award grants since November 5, 2012 have been granted out of the Company’s 2012 Equity Compensation Plan. The Company may also award, out of the Company’s 2012 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.

The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2012, and restricted stock activity during the nine months ended November 30, 2012 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	24,145	$0.90
Granted	53,181	1.93
Vested (restriction lapsed)	50,986	1.64
Forfeited	—	—

Grants outstanding, end of period	26,340	1.55

The total grant date fair value of shares vested during the nine months ended November 30, 2011 and 2012 was $0.6 million and less than $0.1 million, respectively.

Preferred Stock and the 2012 Retention Plan

During the year ended February 29, 2012, the Company purchased rights in 1,484,679 shares of its Preferred Stock. The purchase price for the rights in the Preferred Stock was paid in cash, but these shares were subject to total return swap arrangements. We entered into confirmations for total return swaps and voting agreements with several preferred holders. Pursuant to those agreements and arrangements, we had the ability to direct the vote of 1,484,679 shares of Preferred Stock, or approximately 61% of the Preferred Stock outstanding as of February 29, 2012.

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

As of the Trust’s inception and November 30, 2012, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within the applicable preferred stock classification in the accompanying condensed consolidated balance sheets. The Company recognized approximately $0.2 million and $0.6 million of compensation expense related to the 2012 Retention Plan during the three months and nine months ended November 30, 2012, respectively.

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

As a result of the elimination of the rights of holders of Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock in certain going-private transactions, the Preferred Stock was reclassified from temporary equity to permanent equity. Additionally, the cancellation of the cumulative feature of the Preferred Stock and the cancellation of accumulated but undeclared preferred dividends modified earnings per share calculations as the numerator in the calculation no longer includes undeclared preferred dividends.

September 19, 2012 Termination of Total Return Swaps

In order to comply with the terms of its 2006 Credit Agreement, Emmis exercised its early termination option under the total return swap transactions that it had entered into with certain holders of 1,484,679 shares of its Preferred Stock. The termination was effective on September 19, 2012. As a result, these 1,484,679 shares of Preferred Stock have returned to the status of authorized but unissued shares, leaving 1,337,641 shares of Preferred Stock outstanding, which includes 400,000 shares held pursuant to the Employee Retention Trust.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months and nine months ended November 30, 2011 and 2012:

	Three months ended November 30,		Nine months ended November 30,
	2011	2012	2011	2012
Station operating expenses	$45	$331	$171	$778
Corporate expenses	217	1,039	604	1,546

Stock-based compensation expense included in operating expenses	262	1,370	775	2,324
Tax benefit	—	—	—	—

Recognized stock-based compensation expense, net of tax	$262	$1,370	$775	$2,324

As of November 30, 2012, there was $2.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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

The carrying amounts of the Company’s FCC licenses were $213.0 million ($52.3 million of which is classified as noncurrent assets – discontinued operations) as of February 29, 2012 and $149.7 million as of November 30, 2012. The decline in FCC licenses is attributable to the impairment charge recorded for 98.7FM and the sale of KXOS-FM. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed above and in Note 8, the Company separated the two New York stations into separate units of accounting. The Company performed an interim impairment test of the 98.7FM license as of May 1, 2012 which resulted in an impairment charge of $11.0 million. The carrying value of the 98.7FM license subsequent to the impairment charge is $60.5 million, which approximates its fair value.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended November 30, 2012, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis).

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

As of February 29, 2012, the carrying amount of the Company’s goodwill, including $9.4 million of Country Sampler goodwill classified as noncurrent assets - discontinued operations in the accompanying condensed consolidated balance sheets, was $24.2 million. As of November 30, 2012, the carrying amount of the Company’s goodwill was $14.8 million. The sole change in goodwill during the nine months ended November 30, 2012 related to the sale of Country Sampler. Approximately $6.3 million of our goodwill was attributable to our radio division as of February 29, 2012 and November 30, 2012. Approximately $17.9 million and $8.5 million of our goodwill was attributable to our publishing division as of February 29, 2012 and November 30, 2012, respectively.

Definite-lived intangibles

The Company’s definite-lived intangible assets consist primarily of foreign broadcasting licenses, and trademarks, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2012 and November 30, 2012:

		February 29, 2012			November 30, 2012
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Foreign Broadcasting Licenses	8.4	$8,716	$6,976	$1,740	$8,716	$7,118	$1,598
Trademarks	12.5	749	502	247	749	519	230
Favorable Office Leases	n/a	688	677	11	—	—	—

TOTAL		$10,153	$8,155	$1,998	$9,465	$7,637	$1,828

Total amortization expense from definite-lived intangibles for the three–month periods ended November 30, 2011 and 2012 was $0.1 million. Total amortization expense from definite-lived intangibles for the nine–month periods ended November 30, 2011 and 2012 was $0.9 million and $0.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2013	$223
2014	209
2015	207
2016	207
2017	207

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 29, 2012 and November 30, 2012:

	As of February 29, 2012	As of November 30, 2012
2006 Credit Agreement debt
Revolver	$6,000	$—
Term Loan B	87,877	17,990
Extended Term Loan B	109,966	22,513

Total 2006 Credit Agreement debt	203,843	40,503

Senior unsecured notes	33,860	40,029

98.7FM nonrecourse debt	—	80,028

Less current maturities:
Credit Agreement debt	(7,978)	(18,215)
98.7FM nonrecourse debt	—	(4,025)

Total long-term debt, net of current maturities	$229,725	$138,320

2006 Credit Agreement Debt

At November 30, 2012, we had $40.5 million of outstanding term loans under our Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended, (the “2006 Credit Agreement”). Our revolver related to the 2006 Credit Agreement matured on November 2, 2012 and no letters of credit remain outstanding. During the nine months ended November 30, 2012, the Company repaid $157.3 million of outstanding term loans and all amounts borrowed under the revolver from the proceeds received from the 98.7FM transactions as discussed in Note 8 and the sales of KXOS-FM and the Sampler Publications as discussed in Note 1. The non-extended portion of our term loans have been classified as current maturities of long-term debt as they mature on November 1, 2013.

The 2006 Credit Agreement was amended five times during the nine months ended November 30, 2012. See Note 9 for more discussion of the amendments.

The 2006 Credit Agreement was repaid in full on December 28, 2012. See Note 12 for further discussion.

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

The senior unsecured notes were amended four times during the nine months ended November 30, 2012. See Note 9 for more discussion of the amendments.

The senior unsecured notes were repaid in full on December 28, 2012. See Note 12 for further discussion.

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

Based on amounts outstanding at November 30, 2012, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended February 28 (29),	Credit Agreement Debt Principal Repayments	Senior Unsecured Notes Debt Principal Repayments	98.7FM Nonrecourse Debt Principal Repayments	Total
2013	$101	$—	$960	$1,061
2014	18,169	—	4,126	22,295
2015	22,233	40,029	4,541	66,803
2016	—	—	4,990	4,990
2017	—	—	5,453	5,453
Thereafter	—	—	59,958	59,958

Total	$40,503	$40,029	$80,028	$160,560

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

The Company entered into a new credit agreement on December 28, 2012 (see Note 12). As of November 30, 2012, the Company was in compliance with all financial and non-financial covenants of its 2006 Credit Agreement.

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2012 and November 30, 2012. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2012
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

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in Level 3 categorization. Substantially all investments measured using level 3 inputs were purchased during the nine months ended November 30, 2012 (see Note 10), and the fair value of these investments at November 30, 2012 continues to approximate the purchase price.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Nine Months Ended
	November 30, 2011		November 30, 2012
	Available For Sale Securities	Derivative Instruments	Available For Sale Securities
Beginning Balance	$189	$297	$160
Purchases	—	—	3,989
Realized losses included in earnings	—	(297)	—

Ending Balance	$189	$—	$4,149

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 1, Impairment Losses, and Note 3, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 1 and Note 3 for more discussion).

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

•

2006 Credit Agreement debt: As of February 29, 2012 and November 30, 2012, the fair value of the Company’s 2006 Credit Agreement debt was $198.0 million and $40.2 million, respectively, while the carrying value was $203.8 million and $40.5 million, respectively. The Company’s assessment of the fair value of the 2006 Credit Agreement debt is based on bid prices for the portion of debt that is actively traded and is considered a level 1 measurement. The Extended Term Loans are not actively traded and are considered a level 3 measurement. The Company believes that the current carrying value of the Extended Term Loans approximates their fair value.

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

Note 7. Segment Information

The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of our Hungary radio operations, KXOS-FM, Emmis Interactive Inc., Country Sampler and related magazines, and the operations related to our Flint Peak Tower Site, have been classified as discontinued operations and have been excluded from the segment disclosures below. Country Sampler and related magazines had previously been included in the publishing segment, while all other discontinued operations had previously been included in the radio segment. See Note 1 for more discussion of our discontinued operations.

The Company’s segments operate primarily in the United States, but we also operate radio stations located in Slovakia and Bulgaria. The following table summarizes the net revenues and long-lived assets of our international properties included in our condensed consolidated financial statements.

	Net Revenues		Net Revenues		Long-lived Assets
	Three Months Ended November 30,		Nine Months Ended November 30,		As of February 29,	As of November 30,
	2011	2012	2011	2012	2012	2012
Continuing Operations:
Slovakia	$2,976	$2,260	$8,895	$7,709	$6,313	$5,752
Bulgaria	341	268	959	826	578	426
Discontinued Operations (see Note 1):
Hungary	$—	$—	$7	$—	$8	$—

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 29, 2012, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended November 30, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$37,238	$16,176	$—	$53,414
Station operating expenses, excluding depreciation and amortization	25,639	14,335	—	39,974
Corporate expenses, excluding depreciation and amortization	—	—	3,717	3,717
Depreciation and amortization	841	79	496	1,416
(Gain) loss on sale of assets	(244)	23	—	(221)

Operating income (loss)	$11,002	$1,739	$(4,213)	$8,528

Three Months Ended November 30, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$36,718	$16,850	$—	$53,568
Station operating expenses, excluding depreciation and amortization	28,878	14,748	—	43,626
Corporate expenses, excluding depreciation and amortization	—	—	4,972	4,972
Depreciation and amortization	908	93	409	1,410
Loss on sale of fixed assets	—	—	—	—

Operating income (loss)	$6,932	$2,009	$(5,381)	$3,560

Nine Months Ended November 30, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$118,085	$43,233	$—	$161,318
Station operating expenses, excluding depreciation and amortization	82,760	42,377	—	125,137
Corporate expenses, excluding depreciation and amortization	—	—	12,850	12,850
Depreciation and amortization	2,508	247	1,446	4,201
Impairment loss	10,971	—	—	10,971
(Gain) loss on sale of assets	(10,247)	20	—	(10,227)

Operating income (loss)	$32,093	$589	$(14,296)	$18,386

Nine Months Ended November 30, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$126,292	$43,422	$—	$169,714
Station operating expenses, excluding depreciation and amortization	95,249	42,131		137,380
Corporate expenses, excluding depreciation and amortization	—	—	15,276	15,276
Depreciation and amortization	3,631	285	955	4,871
Loss on sale of fixed assets	791	1	—	792

Operating income (loss)	$26,621	$1,005	$(16,231)	$11,395

	As of February 29, 2012
	Radio	Publishing	Corporate	Consolidated
Assets - continuing operations	$222,727	$24,288	$24,762	$271,777
Assets - discontinued operations	55,948	13,044	—	68,992

Total assets	$278,675	$37,332	$24,762	$340,769

	As of November 30, 2012
	Radio	Publishing	Corporate	Consolidated
Assets - continuing operations	$219,762	$23,459	$30,526	$273,747
Assets - discontinued operations	790	990	—	1,780

Total assets	$220,552	$24,449	$30,526	$275,527

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

The sale of WRKS-FM’s intellectual property became effective on May 7, 2012. The $10.0 million gain is reflected in gain on sale of in the accompanying condensed consolidated statements of operations. Emmis collected the $10.0 million intellectual property sale proceeds on July 6, 2012 and used the entire amount to repay term loans under the Company’s 2006 Credit Agreement.

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

Approximately $74.7 million of the net proceeds from the 98.7FM Note were used to repay indebtedness under the 2006 Credit Agreement, including all amounts then outstanding under its revolver, $4.3 million was retained by Emmis Operating Company for general corporate purposes, including the settlement of contract termination and severance obligations related to 98.7FM as well as Extended Term Loan B exit fee obligations, and the remainder was used to pay transaction costs. Approximately $3.2 million of transaction fees related to the issuance of the 98.7FM Note were capitalized and are being amortized over the life of the 98.7FM Note, which fully matures in August 2024, which coincides with the expiration of the 98.7FM LMA. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheet.

The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM Note, as well as all operating costs of the Station.

Note 9. Long-term Debt Amendments

Fifth Amendment to the 2006 Credit Agreement, First Amendment to Senior Unsecured Notes

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

Sixth Amendment to the 2006 Credit Agreement, Second Amendment to Senior Unsecured Notes

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

Waiver and Amendment to the 2006 Credit Agreement, Third Amendment to Senior Unsecured Notes

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

Seventh Amendment to the 2006 Credit Agreement

On August 30, 2012, Emmis entered into an amendment of its senior secured credit facility in order to allow Emmis to revert to the 5.0:1.0 Total Leverage Ratio financial covenant (as defined in the Credit Agreement) as of August 31, 2012 and eliminate the Minimum Consolidated EBITDA financial covenant (as defined in the Credit Agreement) as of the same period.

Eighth Amendment to the 2006 Credit Agreement, Fourth Amendment to Senior Unsecured Notes

On November 2, 2012, Emmis entered into amendments of its senior secured credit facility and senior unsecured notes to permit Emmis to acquire certain FM translators for an aggregate purchase price of approximately $0.4 million.

Note 10. Investment in Courseload, Inc.

On May 1, 2012, the Company purchased $2.0 million of preferred stock of Courseload, Inc., a provider of online textbooks and other course material. On August 1, 2012, Emmis purchased an additional $1.5 million of preferred stock of Courseload, Inc. Emmis can purchase up to an additional $2.5 million of preferred stock in

Courseload, Inc. during its fiscal year ending February 2013. Subsequent to the August 1, 2012 purchase of preferred stock, Emmis can redeem the preferred stock at any date after four years from the original purchase date at an amount equal to the original investment. This investment is an available-for-sale debt security accounted for at fair value under the provisions of ASC 320 and is included in other assets, net in the accompanying condensed consolidated balance sheets.

Note 11. Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis and certain of its officers and directors were named as defendants in a lawsuit filed April 16, 2012 by certain holders of Preferred Stock (the “Lock-Up Group”) in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation.

Emmis filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments.

On August 31, 2012, the U.S. District Court denied plaintiff’s request for a preliminary injunction. Plaintiff’s subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. The matter is currently set for hearing in September 2013. Emmis is defending this lawsuit vigorously.

On October 28, 2009, the Hungarian National Radio and Television Board announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to another bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes seeking resolution of its claim. In the nine months ended November 30, 2011 and 2012, the Company incurred approximately $0.5 million and $0.7 million, respectively, of legal costs related to this claim. These costs are reflected in station operating expenses, excluding depreciation and amortization, in the accompanying condensed consolidated statements of operations.

Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

Note 12. Subsequent Events

December 2012 Credit Agreement

On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) a $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit.

A portion of the proceeds under the 2012 Credit Agreement were used to repay (i) EOC’s indebtedness under and terminate the 2006 Credit Agreement, for which Bank of America, N.A. acted as administrative agent and (ii) the Note Purchase Agreement dated as of November 11, 2011 between Emmis Communications Corporation, as Issuer, and Zell Credit Opportunities Master Fund, L.P., as Purchaser, as amended, (“Senior Unsecured Notes”).

In addition to repaying in full the 2006 Credit Agreement and the Senior Unsecured Notes, the proceeds of the borrowings under the 2012 Credit Agreement will be used for working capital needs and other general corporate purposes of Emmis, and certain other transactions permitted under the 2012 Credit Agreement.

All outstanding amounts under the 2012 Credit Agreement bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the 2012 Credit Agreement) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 2.50% to 5.00%), depending on Emmis’ ratio of consolidated total debt to consolidated EBITDA, as defined in the agreement. Interest is due on a calendar month basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning 60 days after closing, the 2012 Credit Agreement requires Emmis to maintain fixed interest rates, for at least one year, on a minimum of 50% of its total outstanding debt, as defined.

The term loan and revolver both mature on December 28, 2017. Beginning on April 1, 2013, the borrowings under the term loan are payable in quarterly installments equal to 2.50% of the term loan, with the remaining balance payable December 28, 2017. Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, subject to certain exceptions, are required to be used to repay amounts outstanding under the 2012 Credit Agreement.

Borrowing under the 2012 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The 2012 Credit Agreement provides that an event of default will occur if there is a “change in control” of Emmis, as defined. The payment of principal, premium and interest under the 2012 Credit Agreement is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the 2012 Credit Agreement.

Smulyan Employment Agreement

Effective December 26, 2012, Emmis entered into a three-year employment agreement with Jeffrey H. Smulyan, our Chairman of the board of directors and Chief Executive Officer. Mr. Smulyan’s base salary is $0.9 million in the first contract year commencing on March 1, 2013, with increases of $25 thousand for each succeeding contract year. Mr. Smulyan’s annual incentive compensation target is 125% of his base salary and will be paid, if at all, based upon achievement of certain performance goals to be determined by our compensation committee. In connection with execution of the agreement, the Company paid Mr. Smulyan a $0.7 signing bonus and forgave the balance of a loan payable from Mr. Smulyan which had a balance of $1.2 million as of November 30, 2012, included in other assets, net, in the accompanying condensed consolidated balance sheets. Each year the agreement remains in effect, Mr. Smulyan is entitled to receive an option to acquire 150 thousand shares of our Class A common stock. On or about March 1, 2013 Mr. Smulyan will receive a grant of 400 thousand restricted shares of our Class A common stock, which will vest in installments on March 1 of each of 2014, 2015 and 2016.

Sale of Bulgarian Radio Operations

On January 3, 2013, Emmis closed on the sale of its Bulgarian radio operations to Reflex Media EOOD for approximately $1.6 million. Emmis plans to retain the net proceeds of this transaction in Europe to help fund the costs of its Hungarian legal claim before the International Centre for Settlement of Investment Disputes (see Note 11).

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

The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2011 and 2012. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2011	% of Total	2012	% of Total	2011	% of Total	2012	% of Total
		(Dollars in thousands)				(Dollars in thousands)
Net revenues:
Local	$30,273	56.5%	$28,568	53.5%	$97,748	57.6%	$87,910	54.5%
National	10,238	19.1%	9,024	16.9%	28,247	16.6%	25,262	15.7%
Political	175	0.3%	1,142	2.1%	526	0.3%	2,242	1.4%
Publication Sales	1,532	2.9%	1,531	2.9%	4,713	2.8%	4,574	2.8%
Non Traditional	2,271	4.2%	3,606	6.8%	11,951	7.0%	13,090	8.1%
LMA Fees	—	0.0%	2,583	4.8%	310	0.2%	6,026	3.7%
Other	9,079	17.0%	6,960	13.0%	26,219	15.5%	22,214	13.8%

Total net revenues	$53,568		$53,414		$169,714		$161,318

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2012, local sales, excluding political revenues, represented approximately 83% and 61% of our advertising revenues for our radio and publishing divisions, respectively.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2011 and 2012. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2011 and 2012, representing approximately 10% and 11% of our radio net revenues, respectively.

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

The results of our domestic radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our domestic radio net revenues. During fiscal 2012, KPWR-FM in Los Angeles experienced revenue growth that was better than the overall Los Angeles radio market, whereas our New York cluster trailed the revenue performance of the New York market due to weak performance at our adult urban station, WRKS-FM. During the three months ended May 31, 2012, we entered into an LMA for WRKS-FM. See Note 8 to the accompanying condensed consolidated financial statements for more discussion. During the nine months ended November 30, 2012, KPWR-FM in Los Angeles and WQHT-FM in New York both experienced revenue growth that was better than the Los Angeles and New York markets, respectively. For the nine months ended November 30, 2012, KPWR-FM’s gross revenues as reported to the independent public accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”) increased 3.2% while Miller Kaplan reported total Los Angeles revenues increased 1.6%. For the nine months ended November 30, 2012, WQHT-FM’s gross revenues as reported to Miller Kaplan increased 9.1% while Miller Kaplan reported total New York revenues decreased 2.3%. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. We are dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2012, we have recorded approximately $164.5 in goodwill and FCC licenses, which represents approximately 60% of our total assets.

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

Results of Operations for the Three-month Periods and Nine-month Periods Ended November 30, 2012, Compared to November 30, 2011

Net revenues:

	For the three months ended November 30,				For the six months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Net revenues:
Radio	$36,718	$37,238	$520	1.4%	$126,292	$118,085	$(8,207)	(6.5)%
Publishing	16,850	16,176	(674)	(4.0)%	43,422	43,233	(189)	(0.4)%

Total net revenues	$53,568	$53,414	$(154)	(0.3)%	$169,714	$161,318	$(8,396)	(4.9)%

Radio net revenues decreased during the nine-month period ended November 30, 2012 as compared to the same period of the prior year principally due to the July 15, 2011 commencement of a Local Marketing Agreement (“LMA”) related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. As Emmis retained a noncontrolling equity ownership in the Merlin Stations, they have not been classified as discontinued operations. Also, the operating results for 98.7FM (formerly known as WRKS-FM in New York) as an adult urban station through April 30, 2012 and the LMA fee revenue recognized since April 30, 2012 have not been classified as discontinued operations. Excluding the net revenues of the Merlin Stations and 98.7FM (WRKS), domestic radio net revenues would have increased $3.4 million or 3.5% for the nine-month period ended November 30, 2012.

We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets decreased 0.1% for the nine-month period ended November 30, 2012 as compared to the same period of the prior year. Excluding the Merlin Stations and 98.7FM (WRKS), our gross revenues as reported to Miller Kaplan increased 3.2% for the nine-month period ended November 30, 2012 as compared to the same period of the prior year. For the nine-month period ending November 30, 2012, our gross revenues exceeded the market average in New York, Los Angeles, Austin and Indianapolis, but trailed market performance in St. Louis. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the nine-month period ended November 30, 2012 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 3%, and our minutes sold were up 5%.

Publishing net revenues decreased in the three-month and nine-month periods ended November 30, 2012 as compared to the same period of the prior year mostly due to the division’s effort to increase the percentage of its advertising sales settled in cash and reduce the amount settled in barter. In prior periods, the level of barter activity was significantly higher than the level of barter activity during fiscal 2013. While this generally does not impact operating income, reported revenues and expenses have declined due to the reduction of barter activity. Excluding barter revenue, publishing net revenues for the three-month and nine-month periods ended November 30, 2012 would have increased approximately 2.1% and 4.5%, respectively.

Station operating expenses excluding depreciation and amortization expense:

	For the three months ended November 30,				For the nine months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$28,878	$25,639	$(3,239)	(11.2)%	$95,249	$82,760	$(12,489)	(13.1)%
Publishing	14,748	14,335	(413)	(2.8)%	42,131	42,377	246	0.6%

Total station operating expenses excluding depreciation and amortization expense	$43,626	$39,974	$(3,652)	(8.4)%	$137,380	$125,137	$(12,243)	(8.9)%

Station operating expenses, excluding depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2012 were significantly affected by the LMA of the Merlin Stations in the prior year and the LMA of 98.7FM in the current year. In connection with the LMA of 98.7FM, the Company incurred approximately $3.4 million of costs, predominately related to contract termination payments and severance costs. As Emmis retained a noncontrolling equity interest in the Merlin Stations, the results of those stations are included in continuing operations in the prior year. Station operating expenses excluding depreciation and amortization expense for the Merlin Stations in the prior year were $2.3 million and $14.0 million for the three- month and nine-month periods ended November 30, 2011. Excluding the effects of sale of the Merlin stations and the 98.7FM LMA, domestic station operating expenses excluding depreciation and amortization expense would have increased approximately 9% in the three-month and nine-month periods ended November 30, 2012 mostly due to costs that were previously shared across our three-station cluster in New York that are now solely borne by WQHT-FM, our lone remaining station in New York after the sale of the Merlin Stations and the 98.7FM LMA.

Station operating expenses excluding depreciation and amortization expense for publishing decreased $0.4 million or 2.8% for the three-month period ended November 30, 2012 due to the reduction of barter transactions as previously discussed, but increased during the nine-month period ended November 30, 2012 mostly due to a company-wide, nonrecurring employee bonus of $0.4 million and additional investments in sales personnel and training.

Corporate expenses excluding depreciation and amortization expense:

	For the three months ended November 30,				For the nine months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$4,972	$3,717	$(1,255)	(25.2)%	$15,276	$12,850	$(2,426)	(15.9)%

During the three-month period ending November 30, 2011, the Company paid a $1.7 million bonus to certain employees in connection with the sale of the Merlin Stations. We also incurred approximately $0.3 million of professional fees associated with the Fourth Amendment to our Credit Agreement. During the nine months ended November 30, 2011, in addition to the costs discussed above, the Company incurred approximately $3.0 million of costs associated with the Third Amendment discussed in Note 10 to the accompanying condensed consolidated financial statements and approximately $0.7 million for a discretionary bonus paid to substantially all corporate employees.

During the nine-month period ending November 30, 2012, the Company incurred approximately $2.3 million of legal costs in connection with litigation related to our Preferred Stock and incurred $1.5 million related to a company-wide, nonrecurring employee bonus.

Impairment loss:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$—	—	$—	$10,971	$10,971

Pursuant to the Company’s accounting policy, a station operating under an LMA is considered a single unit of accounting. In connection with the execution of the 98.7FM LMA, the Company determined that the 98.7FM FCC License, now considered a single unit of accounting, was impaired, and recorded an $11.0 million impairment charge.

Depreciation and amortization:

	For the three months ended November 30,				For the nine months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$908	$841	$(67)	(7.4)%	$3,631	$2,508	$(1,123)	(30.9)%
Publishing	93	79	(14)	(15.1)%	285	247	(38)	(13.3)%
Corporate	409	496	87	21.3%	955	1,446	491	51.4%

Total depreciation and amortization	$1,410	$1,416	$6	0.4%	$4,871	$4,201	$(670)	(13.8)%

The decrease in radio depreciation expense for the three-month and nine-month periods ended November 30, 2012 is mostly attributable to certain assets becoming fully depreciated; thus the Company has ceased to record depreciation expense on those assets. Also, property and equipment of the Merlin stations has been sold and is no longer being depreciated and our license in Slovakia was extended by an additional eight years and is now being amortized through February 2021. The increase in corporate depreciation and amortization expense is mostly related to new computer equipment and software placed into service this year.

(Gain) loss on sale of assets:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
(Gain) loss on sale of assets:
Radio	$—	$(244)	$(244)	$791	$(10,247)	$(11,038)
Publishing	—	23	23	1	20	19

Total (gain) loss on sale of assets	$—	$(221)	$(221)	$792	$(10,227)	$(11,019)

In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million. The $0.8 million loss in the prior year relates to the sale of our Terre Haute, Indiana building.

Operating income:

	For the three months ended November 30,				For the nine months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Operating income:
Radio	$6,932	$11,002	$4,070	58.7%	$26,621	$32,093	$5,472	20.6%
Publishing	2,009	1,739	(270)	(13.4)%	1,005	589	(416)	(41.4)%
Corporate	(5,381)	(4,213)	1,168	21.7%	(16,231)	(14,296)	1,935	11.9%

Total operating income:	$3,560	$8,528	$4,968	139.6%	$11,395	$18,386	$6,991	61.4%

Radio operating income increased in the three-month period ended November 30, 2012 predominately due to the 98.7FM LMA, which generated approximately $2.6 million of LMA fees and incurred minimal operating expenses during the quarter. Radio operating income for the nine-month period ended November 30, 2012 increased primarily due to the operating income produced by the 98.7FM LMA coupled with transactional expense reductions related to the Merlin Stations as discussed in station operating expenses, excluding depreciation and amortization above. The impact of the gain on sale of the intellectual property of WRKS-FM is negated by the impairment loss, both of which are discussed above.

Publishing operating income decreased due to the changes in net revenues and operating expenses as noted above.

Corporate operating losses varied during the three-month and nine-month periods ended November 30, 2012 predominately due to significant transaction-related, nonrecurring costs, as noted above.

Interest expense:

	For the three months ended November 30,				For the nine months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
Interest expense	$4,341	$5,754	$1,413	32.6%	$16,194	$19,198	$3,004	18.6%

Although amounts outstanding under the Company’s Credit Agreement have decreased significantly since May 31, 2011, interest expense increased during the three-month and nine-month periods ended November 30, 2012. The increase in interest expense is mostly attributable to the issuance of senior unsecured notes in November 2011 and February 2012, which bear interest at 22.95%, and the exit fee that is due upon repayment of a portion of our term loans. The Company is accruing this exit fee, now 7% after amendments to the Credit Agreement, ratably over the term of the Extended Term Loans as a component of interest expense. In periods in which the exit fee payment exceeds accrued exit fees, the Company charges the difference immediately to interest expense.

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

Loss on debt extinguishment:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Loss on debt extinguishment	$525	$56	$(469)	$2,003	$1,141	$(862)	(43.0)%

The loss on debt extinguishment for the nine-month period ended November 30, 2011 included a $1.5 million loss on debt extinguishment related to the write-off of debt fees as a portion of our term loans were deemed to be substantially modified in connection with the Third Amendment and a $0.5 million loss on debt extinguishment associated with the write-off of debt fees associated with term loans required to be repaid as a result of our sale of a controlling interest in the Merlin Stations during the quarter ended November 30, 2011.

During the nine-month period ended November 30, 2012, the Company recorded losses on debt extinguishment related to the write-off of debt fees associated with term loans repaid as a result of the sale of KXOS-FM, Country Sampler, and the execution of the 98.7FM LMA and related financing.

Gain on sale of controlling interest Merlin Media LLC:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Gain on sale of controlling interest in Merlin Media LLC	$31,805	$—	$(31,805)	$31,805	$—	$(31,805)

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

(Benefit) provision for income taxes:

	For the three months ended November 30,				For the nine months ended November 30,
	2011	2012	$ Change	% Change	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)				(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(28,702)	$1,112	$29,814	103.9%	$(29,332)	$(4,447)	$24,885	84.8%

The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be $3 million in the fiscal year ending February 2013.

The benefit for income taxes for the three-month and nine-month periods ended November 30, 2011, principally relates to the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations. The benefit in the nine months ended November 30, 2012 principally relates to the tax benefit associated with our impairment loss on the 98.7FM FCC License.

(Loss) income from discontinued operations, net of tax:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
(Loss) income from discontinued operations, net of tax	$(105)	$3,794	$3,899	$(896)	$40,266	$41,162

Our Hungarian radio operations, Emmis Interactive operations, the operations of our Flint Peak Tower Site, the operations of KXOS-FM and our Country Sampler operations have been classified as discontinued operations in the accompanying condensed consolidated statements. The increase in income from discontinued operations, net of tax, for the nine-month period ended November 30, 2012 mostly relates to the gain on sale recorded in connection with the August 2012 sale of KXOS-FM. The gain on discontinued operations, net of tax, for the three months ended November 30, 2012 mostly related to the elimination of the deferred tax liability associated with the goodwill of Country Sampler.

Consolidated net income:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Consolidated net income	$58,702	$5,636	$(53,066)	$53,387	$42,971	$(10,416)

Consolidated net income decreased mostly due to the gain on sale of a controlling interest in the Merlin Stations coupled with the benefit for income taxes associated with the elimination of the deferred tax liabilities related to indefinite-lived intangibles associated with the Merlin stations, both of which were recognized during the three months and nine months ended November 30, 2011.

Gain on extinguishment of preferred stock:

	For the three months ended November 30,			For the nine months ended November 30,
	2011	2012	$ Change	2011	2012	$ Change
	(As reported, amounts in thousands)			(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$55,835	$—	$(55,835)	$55,835	$—	$(55,835)

During the three-month period ended November 30, 2011, the Company purchased or purchased rights in 1,681,429 shares of its preferred stock for $28.3 million. At November 30, 2011, Preferred Stock was carried on the balance sheet at its liquidation preference of $50 per share. The shares that Emmis purchased rights in were considered retired from an accounting perspective, and thus Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the carrying amount of the preferred stock. See Note 2 to the accompanying condensed consolidated financial statements for more discussion of the Preferred Stock.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our 2012 Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.

At November 30, 2012, we had cash and cash equivalents of $11.2 million and net working capital of $4.9 million. At February 29, 2012, we had cash and cash equivalents of $5.6 million and net working capital of $0.8 million. The increase in working capital from February 29, 2012 is mostly due to additional cash on hand due to the August 23, 2012 sale of KXOS-FM, the repayment of all revolver borrowings as a result of the 98.7FM LMA and related financing and the seasonal nature of the business. Cash and cash equivalents held at various European banking institutions at February 29, 2012 and November 30, 2012 was $4.3 million and $4.6 million (which includes approximately $0.7 million of cash related to our Slager discontinued operation which is classified as current assets – discontinued operations in the condensed consolidated balance sheets), respectively. Our ability to access our share of these international cash balances (net of noncontrolling interests) is limited by country-specific statutory requirements.

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

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in gain from discontinued operations in the accompanying condensed consolidated statements of operations. Emmis incurred approximately $1.9 million in transaction expenses and tax obligations, retained $4 million for working capital purposes, and used the remaining $79.6 million to repay indebtedness under Emmis’ 2006 Credit Agreement. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail in Note 1.

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

Operating Activities

Cash used in operating activities was $0.3 million and $2.5 million for the nine-month periods ended November 30, 2011 and 2012, respectively. The increase in cash used in operating activities is mostly due to an increase in cash paid for interest expense, including amounts paid related to exit fees associated with our substantial extended term loan repayments, coupled with other working capital needs.

Investing Activities

Cash provided by investing activities was $133.7 million and $98.2 million for the nine-month period ended November 30, 2011 and 2012, respectively. During the nine-month period ended November 30, 2012, the Company sold KXOS-FM in Los Angeles for $85.5 million in cash, sold Country Sampler and related magazines for $8.7 million in cash and received $10.0 million for the intellectual property of WRKS-FM in New York. Partially offsetting the proceeds of asset sales during the nine-month period ended November 30, 2012 is cash used by the Company for investment purposes of $4.0 million, $3.5 million of which related to the Company’s investment in Courseload, Inc., a company that provides online access to textbooks and other material. During the nine-month period ended November 30, 2011, the Company sold its Flint Peak, California tower for $5.8 million. The proceeds related to the Flint Peak tower sale, the sale of KXOS-FM and the sale of Country Sampler and related magazines are classified as cash provided by discontinued operations in the accompanying condensed consolidated statements of cash flows.

We expect capital expenditures related to continuing operations to be approximately $4.9 million in the current fiscal year, compared to $5.7 million in fiscal 2012. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. Emmis purchased an additional $1.25 million of preferred stock in Courseload, Inc. on January 2, 2013 and expects to purchase an additional $1.25 million of preferred stock in Courseload, Inc. in February 2013. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2012 Credit Agreement.

Financing Activities

Cash used in financing activities was $129.7 million and $90.0 million for the nine-month periods ended November 30, 2011 and 2012, respectively. Cash used in financing activities in the nine-month period ended November 30, 2012 primarily relates to the net debt repayments of $83.3 million, $3.5 million of debt related costs incurred in connection with the issuance of the 98.7FM nonrecourse debt and amendments to our debt agreement, and $3.3 million used to pay distributions to noncontrolling interests. Cash used in financing activities in the nine-month period ended November 30, 2011 primarily related to net payments related to our senior credit agreement of $122.7 million, payments to either purchase or purchase rights in preferred stock of $28.3 million, payments for other debt-related costs of $4.2 million and distributions to noncontrolling interests of $3.1 million, all of which are partially offset by the issuance of senior unsecured notes of $28.5 million.

As of November 30, 2012, Emmis had $40.5 million of borrowings under the Credit Agreement ($18.2 million current and $22.3 million long-term), $40.0 million of senior unsecured notes (entirely long-term), $80.0 million of 98.7FM nonrecourse debt ($4.0 million current and $76.0 million long-term). Approximately $22.5 million of borrowings under the Credit Agreement bears interest pursuant to a grid under which 7.5% to 12.25% per annum is to be paid in cash and 7.0% to 0.0% per annum are to be paid in kind, subject to a minimum yield of 12.25% per annum. The remainder of the Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The senior unsecured notes compound quarterly at a rate of 22.95% per annum and are paid in kind, except that during the continuance of any event of default the rate will be 24.95% per annum payable on demand in cash. The 98.7FM nonrecourse debt bears interest at 4.1% per annum. As of November 30, 2012, our weighted average borrowing rate under our Credit Agreement was approximately 8.8%. Including the senior unsecured notes and 98.7FM nonrecourse debt, our weighted average borrowing rate at November 30, 2012 was 10.0%.

The debt service requirements of Emmis over the next twelve-month period are expected to be $18.2 million for mandatory repayment of term notes under our Credit Agreement, $7.2 million of mandatory principal and interest payments of the 98.7FM nonrecourse debt and a minimum of $1.7 million related to interest on the Extended Term Loans. The Company may, at its election, choose to pay a portion of the interest due on the Extended Term Loans in-kind. The remainder of the Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

At a special meeting of shareholders on September 4, 2012, the shareholders of the Company approved various proposals to change the rights of holders of Preferred Stock. The proposals were then filed with the Indiana Secretary of State on September 4, 2012 as amendments to the Company’s articles of incorporation. Included in the proposals approved were the cancellation of all undeclared dividends with respect to the Preferred Stock that were accumulated but undeclared. Additionally, the Preferred Stock was changed from cumulative to non-cumulative and the rights of the holders of Preferred Stock were changed such that dividends or distributions on the Preferred Stock will not accumulate unless declared by the Board of Directors and subsequently not paid. As the Board of Directors has not declared a dividend or distribution, as of the filing of this report no amounts of preferred dividends are in arrears. See Note 2 for more discussion of the Preferred Stock.

Our revolver under the 2006 Credit Agreement matured on November 2, 2012. As of November 30, 2012, we were in compliance with all financial and non-financial covenants in our credit facility. On December 28, 2012, Emmis entered into the 2012 Credit Agreement to provide for total borrowings of up to $100 million, including (i) a $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit.

A portion of the proceeds under the 2012 Credit Agreement were used to repay (i) Emmis’ indebtedness under and terminate the 2006 Credit Agreement, for which Bank of America, N.A. acted as administrative agent and (ii) the Note Purchase Agreement dated as of November 11, 2011 between Emmis and Zell Credit Opportunities Master Fund, L.P., as amended to December 28, 2012. See Note 12 to the accompanying condensed consolidated financial statements for more discussion of the 2012 Credit Agreement.

As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles

Approximately 60% of our total assets consisted of intangible assets, such as FCC broadcast licenses, foreign broadcasting licenses, and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future. Our foreign broadcasting licenses expire during periods ranging from February 2021 to February 2026. While all of our international broadcasting licenses were recently extended, we will need to submit extension applications upon their expiration to continue our broadcast operations in these countries. While we expect to actively seek renewal of our foreign licenses, both of the countries in which we operate do not have the regulatory framework or history that we have with respect to license renewals in the United States. This makes the risk of non-renewal (or of renewal on less favorable terms) of foreign licenses greater than for United States licenses.

Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.

Emmis and certain of its officers and directors were named as defendants in a lawsuit filed April 16, 2012 by certain holders of Preferred Stock (the “Lock-Up Group”) in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs allege that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, and in issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also allege that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation.

Emmis filed an answer denying the material allegations of the complaint, and has filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments.

On August 31, 2012, the U.S. District Court denied plaintiff’s request for a preliminary injunction. Plaintiff’s subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. The matter is currently set for hearing in September 2013. Emmis is defending this lawsuit vigorously.

On October 28, 2009, the Hungarian National Radio and Television Board announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to another bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes seeking resolution of its claim. In the nine months ended November 30, 2011 and 2012, the Company incurred approximately $0.5 million and $0.7 million, respectively, of legal costs related to this claim. These costs are reflected in station operating expenses, excluding depreciation and amortization, in the accompanying condensed consolidated statements of operations.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2012 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

(a) Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended and effective September 4, 2012 incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed on October 11, 2012.

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation, as amended.*

10.1	Form of Asset Purchase Agreement, dated October 1, 2012, among Emmis Publishing, L.P., Country Sampler, LLC and Big Sandy Realty, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2012.

10.2	Fourth Amendment and Consent to Note Purchase Agreement, dated August 3, 2012, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation.*

10.3	Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 30, 2012 by and among Emmis Communications Corporation, Emmis Operating Company, the lenders party thereto and Bank of America, N.A., as administrative agent for itself and other lenders thereto.*

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act.*

32.1	Section 1350 Certification of Principal Executive Officer of Emmis Communications Corporation.*

32.2	Section 1350 Certification of Principal Financial Officer of Emmis Communications Corporation.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

++	Management contract or compensatory plan or arrangement
*	Filed with this report
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 10, 2013	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer