Form 10-K
period 2013-02-28
EMMIS COMMUNICATIONS CORP
filed 2013-05-08
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended February 28, 2013

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Class A common stock, $.01 par value of Emmis Communications Corporation; 6.25% Series A Convertible Preferred Stock, $.01 par value of Emmis Communications Corporation.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $76,000,000.

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 2, 2013, was:

36,432,925         Class A Common Shares, $.01 par value

  4,722,684         Class B Common Shares, $.01 par value

                0          Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2013 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

GENERAL

We are a diversified media company, principally focused on radio broadcasting. We operate the 10th largest publicly traded radio portfolio in the United States based on total listeners. Emmis owns 18 FM and 3 AM radio stations in New York, Los Angeles, St. Louis, Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there), Indianapolis and Terre Haute, IN. One of our FM radio stations in New York is operated pursuant to a Local Marketing Agreement (“LMA”) whereby a third party provides the programming for the station and sells all advertising within that programming.

In addition to our radio properties, we publish several city and regional magazines. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, and Orange Coast.

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

Effectively deploy technology to enhance the value of our media assets

We continue to seek innovative ways to combine or enhance our scalable, low cost FM radio distribution system with digital systems like HD Radio® and wireless broadband to enhance radio’s future through advances like TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a hybrid radio smartphone application, as an industry solution to make the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones a rich experience.

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA’s Media Access Pro database as of March 20, 2013. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2013 Portable People MeterTM (PPMTM) results or, in the case of our Terre Haute stations, based on the Fall 2012 Arbitron Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Arbitron.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	2	7.4
New York, NY [1]	2
WQHT-FM		Hip-Hop	18-34	4	7.4
St. Louis, MO	20
KPNT-FM		Alternative Rock	18-34	3	8.8
KSHE-FM		Album Oriented Rock	25-54	5	6.3
KIHT-FM		Classic Hits	25-54	8	5.2
KFTK-FM		Talk	25-54	11	4.6
Austin, TX	33
KLBJ-AM		News/Talk	25-54	11t	3.8
KLZT-FM		Mexican Regional	18-34	3t	6.6
KBPA-FM		Adult Hits	25-54	2	8.7
KLBJ-FM		Album Oriented Rock	25-54	5	5.9
KGSR-FM		Adult Album Alternative	25-54	9t	3.9
KROX-FM		Alternative Rock	18-34	5	5.7
Indianapolis, IN	37
WFNI-AM		Sports Talk	25-54	17	2.4
WYXB-FM		Soft Adult Contemporary	25-54	1t	7.3
WLHK-FM		Country	25-54	5	6.2
WIBC-FM		News/Talk	35-64	4	6.3
Terre Haute, IN	232
WTHI-FM		Country	25-54	1	22.8
WFNF-AM		Sports Talk	25-54	*[2]	*[2]
WFNB-FM		Adult Hits	25-54	8t	2.0
WWVR-FM		Classic Rock	25-54	4	7.9

In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to 91 affiliated radio stations in Indiana.

[1]

Our second station in New York, WEPN-FM, is operating pursuant to a LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.

[2]	WFNF-AM in Terre Haute did not meet minimum listening requirements for the Fall 2012 Arbitron Survey, thus no ratings were reported.

PUBLISHING OPERATIONS

We publish the following magazines:

Monthly
Paid & Verified Circulation[1]
Texas Monthly	304,800
Los Angeles	141,800
Atlanta	66,500
Orange Coast	51,100
Indianapolis Monthly	40,500
Cincinnati	37,400

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

COMMUNITY INVOLVEMENT

We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our stations and magazines participates in many community programs, fundraisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, dance-a-thons, concerts, fairs and festivals include, among others, Big Brothers/Big Sisters, Coalition for the Homeless, Indiana Black Expo, the Children’s Wish Fund, the National Multiple Sclerosis Foundation and Special Olympics. The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. The NABEF also recently recognized Emmis’ WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm.

INDUSTRY INVOLVEMENT

We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Arbitron Advisory Council, the Media Financial Management Association and as founding members of the Radio Operators Caucus and Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” Our management and on-air personalities have won numerous industry awards.

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

[1]	Source: Publisher’s Statement subject to audit by the Audit Bureau of Circulations (as of December 31, 2012)

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

ADVERTISING SALES

Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2013, approximately 23% of our total advertising revenues were derived from national sales, and 77% were derived from local and regional sales. For the year ended February 28, 2013, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (81%) than our publishing entities (64%).

EMPLOYEES

As of February 28, 2013, Emmis had approximately 730 full-time employees and approximately 290 part-time employees. Approximately 20 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.

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

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of April 30, 2013:

							Height Above
							Average
				Expiration Date			Terrain (in	Power (in
Radio Market	Stations	City of License	Frequency	of License[1]		FCC Class	feet)	Kilowatts)
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2013		B	3035	25
New York, NY	WQHT-FM	New York, NY	97.1	June 2014		B	1339	6.7
	WEPN-FM	New York, NY	98.7	June 2014		B	1362	6
St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2021		C1	561	100
	KIHT-FM	St. Louis, MO	96.3	February 2021		C1	1027	80
	KPNT-FM	Collinsville, IL	105.7	December 2004	2, [3]	C1	715	64
	KSHE-FM	Crestwood, MO	94.7	February 2021		C0	1027	100
Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2013		C0	1257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2013		C	1926	100
	KLZT-FM	Bastrop, TX	107.1	August 2013		C2	499	49
	KLBJ-AM	Austin, TX	590	August 2013		B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2013		C	1050	97
	KROX-FM	Buda, TX	101.5	August 2013		C2	847	12.5
Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2020		B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2020		B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2004	[2]	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2020		B	492	50
Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2020		B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2020		A	295	3.3
	WFNB-FM	Brazil, IN	92.7	August 2020		A	299	6
	WFNF-AM	Brazil, IN	1130	August 2020		D	N/A	0.5 D / 0.02 N

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

Petitions to deny were filed against the renewal applications for KPNT submitted in 2004 and 2012, and remain pending. An informal objection was filed against the renewal applications of the Company’s Indiana radio stations and was rejected by the FCC, and the licenses of all the Indiana radio stations except WIBC were renewed. A petition was filed with the FCC seeking reconsideration of

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.
[2]	Renewal application is pending.
[3]	KPNT-FM is operating with the facilities shown, as permitted by FCC rules, pending action on an application for a license for those facilities.

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

Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a local market have remained largely intact. The most recent FCC quadrennial review decision was appealed by a number of parties (not including Emmis). The Third Circuit issued a decision in July 2011 which upheld the FCC’s decisions regarding all of its rules except for a revised newspaper/broadcast cross-ownership rule, which the Court vacated and remanded to the Commission based on the Court’s finding that the agency had failed to provide adequate notice and opportunity for comment on the changes to that rule. The Supreme Court denied petitions for certiorari of the Third Circuit’s decision in June 2012. Several parties jointly filed a petition for reconsideration of the December 2007 decision with the FCC, and that petition remains pending. In 2010, the FCC commenced its most recent statutory quadrennial review of its broadcast ownership rules, and that proceeding is also ongoing. We cannot predict whether such appeals or proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

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

On April 26, 2012, a subsidiary of Emmis entered into a LMA with New York AM Radio, LLC pursuant to which, commencing April 30, 2012, it began purchasing from Emmis the right to provide programming on radio station WRKS-FM (now WEPN-FM), 98.7FM, New York, NY until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of New York AM Radio, LLC, has guaranteed the obligations under the LMA. Emmis’ subsidiary will retain ownership of the 98.7FM FCC license during the term of the LMA and will receive an annual fee of $8.4 million for the first year of the term under the LMA, which fee will increase by 3.5% each year thereafter until the LMA’s termination.

Although the FCC’s quadrennial review decisions have not changed the numerical caps under the local radio rule, the FCC adjusted the rule in June 2003 by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer committed to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Subsequently, however, the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations, we would therefore have to “spin off” one FM station to a separate buyer. The FCC has proposed to retain intact its local radio ownership rule, and has sought comment on alternatives to its previous definition of eligible small businesses, in its most recent quadrennial review.

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

FCC rules also generally prohibit common ownership of a daily newspaper and a radio or television station in the same local market. In its December 2007 quadrennial review decision, the FCC adopted rules that contained a presumption in favor of allowing ownership of one television or radio station in combination with one daily newspaper in the 20 largest media markets. In smaller markets, there would have been a presumption against allowing such ownership. In the case of proposed TV/newspaper combinations, the TV station could not be among the top four ranked stations in its market, and at least eight independently owned and operated TV stations would have had to remain in the market post-transaction. As noted above, the Third Circuit vacated these changes to the newspaper/broadcast cross-ownership ban on procedural grounds, but the FCC has largely proposed to reinstate them in its most recent quadrennial review.

ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. In February 2013 the FCC sought comment on a proposal to clarify that foreign investment above 25% in broadcast stations can be in the public interest in particular cases, and that proceeding remains pending. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. An LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

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

•	all officer and director positions in a licensee or its direct/indirect parent(s);

•	voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e., a mutual fund, insurance company or bank);

•	any equity interest in a limited partnership or limited liability company where the limited partner or member is “materially involved” in the media-related activities of the LP or LLC and has not been “insulated” from such activities pursuant to specific FCC criteria;

•	equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper). In December 2007, the FCC increased these limits under certain circumstances where the equity and/or debt interests are in a small business meeting certain requirements.

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

In August 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the company adopted a compliance plan intended to avoid future indecency violations, (ii) the company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the company based on allegedly indecent broadcasts, and agreed not to use against the company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by an announcer at an Emmis station that has since been sold raised any substantial and material questions concerning the company’s qualifications to hold FCC licenses. The Consent Decree was subsequently upheld by a federal court of appeals. Petitions were filed against the license renewal applications of KPNT and the previously owned station, and an informal objection was filed against the license renewals of the company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. Petitions against KPNT remain pending. The objections against the Indiana license renewals and a petition for reconsideration of the grant of those applications were rejected by the FCC, but applications for review of those FCC actions are pending. Subsequent to the approval of the Consent Decree, the company has received letters of inquiry from the FCC alleging additional violations of the indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.

The FCC’s indecency rules have also been the subject of litigation. In July 2010, the Second Circuit held the FCC’s indecency standards to be unconstitutionally vague in violation of the First Amendment. The Second Circuit later vacated the agency decision at issue in another appeal based on its earlier decision. The FCC challenged these rulings in the Supreme Court. In June 2012 the Supreme Court vacated the Second Circuit’s decision, finding that the FCC had failed to provide adequate notice regarding the contours of its indecency policy with respect to the broadcasts at issue in the underlying proceedings, but leaving open the possibility that the agency might be able to enforce the prohibition on broadcast indecency in the future. The Third Circuit issued a decision vacating another FCC indecency ruling in November 2011, and the Supreme Court denied the FCC’s request for review of this decision. It is not clear how the FCC will apply these judicial decisions to outstanding complaints, including those involving Emmis stations, or how they will impact future FCC policies in this area.

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

ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a new low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. In March 2012, the FCC modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection. Despite the findings of the FCC study, we cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

In June 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area.

The FCC also previously authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. In July 2008, the two original SDARS companies—Sirius Satellite Radio, Inc. and XM Satellite Radio Holdings, Inc.—merged into a new company called Sirius XM, which currently provides nationwide programming service. Sirius XM also offers channels that provide local traffic and weather information for major cities.

In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March 2005, the FCC announced that, pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio®. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. (The FCC subsequently imposed such a requirement on television stations. Broadcasters challenged the portions of the requirement related to the political file, and their appeal remains pending.) In January 2010, the FCC revised its DAB service rules to allow FM DAB stations to increase the permitted power levels of DAB transmissions. In September 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio® features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.

For the license period 2006-2015, Emmis has been paying royalty rates for non-interactive Internet streaming of sound recordings in accordance with a settlement agreement reached in February 2009 between the National Association of Broadcasters (“NAB”) and SoundExchange (the entity that represents the recording industry and receives royalty payments from webcasters). On March 9, 2011, the Copyright Royalty Board (“CRB”) published statutory royalty rates and terms for non-interactive Internet streaming of sound recordings for 2011-2015. The rates do not apply to services, like Emmis’ Internet streaming services, that are governed by the NAB-SoundExchange settlement. For radio broadcasters, however, the CRB modeled the statutory rates after the rates agreed to in the settlement; both sets of rates increase from 0.17 cent per listener per song in 2011 to 0.25 cent per listener per song in 2015. A group of noncommercial educational college broadcasters appealed the CRB’s decision. In July 2012 the D.C. Circuit held that the structure of the CRB violated the Appointments Clause of the U.S. Constitution. The appeals court effectively re-wrote the language in the law to make CRB judges “inferior officers” whose appointment does not require presidential appointment, thus making their appointment by the Librarian of Congress constitutional. Intercollegiate Broadcasting System, Inc. has filed a petition for writ of certiorari to the United States Supreme Court seeking review of the D.C. Circuit’s decision, which remains pending. The D.C. Circuit’s decision and any subsequent Supreme Court review, however, will not directly affect groups such as Emmis that pay rates under separately negotiated agreements.

Legislation has also been introduced in past Congresses that would require terrestrial radio broadcasters to pay performance royalties to performers, ending a long-standing copyright law exception, and similar legislation may be introduced in the future. If enacted, such legislation could have an adverse impact on the cost of music programming.

In December 2007, the FCC initiated a proceeding to consider imposing requirements intended to promote broadcasters’ service to their local communities, including (i) requiring stations to establish a “community advisory board,” (ii) reinstating a requirement that a station’s main studio be in its community of license and (iii) imposing local programming “guidelines” that, if not met, would result in additional scrutiny of a station’s license renewal application. While many broadcasters have opposed these proposals, we cannot predict how the FCC will resolve the issue.

In February 2012, Congress passed legislation authorizing the FCC to conduct an incentive auction to redistribute spectrum currently used by television broadcasters and to require television broadcasters that do not participate in the auction to make certain modifications to their transmission facilities. The FCC has commenced proceedings to adopt rules implementing this legislation, which remain pending. The spectrum used by radio broadcasters such as Emmis, however, is not included in this legislation.

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

GEOGRAPHIC FINANCIAL INFORMATION

The Company’s segments operate exclusively in the United States. We formerly operated radio networks in eastern Europe, all of which had been sold or ceased broadcasting as of February 28, 2013. All financial information related to our international radio operations has been reclassified to discontinued operations in the accompanying consolidated financial statements.

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

We have a significant amount of indebtedness. At February 28, 2013, our total indebtedness was $146.1 million, consisting of $67.0 million under our Credit Agreement, dated December 28, 2012 (the “2012 Credit Agreement”) and $79.1 million of 98.7FM nonrecourse debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our shareholders’ deficit was $10.0 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

•	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our 2012 Credit Agreement, our ability to borrow additional funds.

If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

We have a substantial amount of indebtedness, and the instruments governing such indebtedness contains restrictive financial covenants. Our ability to comply with the covenants in our debt instruments will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt instruments, or would need to refinance our debt instruments. There can be no assurance that we can obtain future amendments or waivers of our debt instruments, or refinance our debt instruments and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under our debt instruments, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding under our 2012 Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our lenders under our 2012 Credit Agreement have taken security interests in substantially all of our consolidated assets. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

Our 98.7FM nonrecourse debt is not subject to these risks as certain rights and payments under the 98.7FM LMA have been assigned to the holder of the 98.7FM debt and the LMA payments have been guaranteed by Disney Enterprises, Inc.

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

Our 2012 Credit Agreement requires us to repay $8.0 million of our term notes annually in addition to periodic interest payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure investors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our radio operations are heavily concentrated in the New York and Los Angeles markets.

Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, account for nearly 50% of our radio revenues. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets.

Our radio operations lack the scale of some of our competitors, especially in the New York and Los Angeles markets.

We own one station in Los Angeles and two stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA. Some of our competitors in these markets have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in these markets and may be able to realize operating efficiencies by programming multiple stations in a market. Also, given the reliance on single formats in each of these markets, our results from operations can be materially affected by additional format competition by our competitors.

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

New media has resulted in fragmentation in the advertising market, but we cannot predict the impact that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations. We also cannot ensure that our investments in HD Radio®, TagStation®, NextRadio® and other technologies will produce the desired returns.

Our business depends heavily on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

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

Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times through February 2021. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.

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

Our business strategy and our ability to operate profitably depend on the continued services of our key employees, the loss of whom could have a material adverse effect on our business.

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

The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our 2012 Credit Agreement, and proceeds from future issuances of debt and equity, both public and private. Currently, the 2012 Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.

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

Similarly, hurricanes, floods, tornadoes, earthquakes, wild fires and other natural disasters can have a material adverse effect on our operations in any given market. While we generally carry insurance covering such catastrophes, we cannot be sure that the proceeds from such insurance will be sufficient to offset the costs of rebuilding or repairing our property or the lost income.

Risks Related to our Common Stock:

One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.

As of May 2, 2013, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 61% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.

Our stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) Global Select Market.

Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS.” We have received deficiency notices in the past, but have been able to satisfy the requirements of the Nasdaq Global Select Market for continued listing. We may not be able to meet the continued listing requirements of the Nasdaq Global Select Market, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. Any such delisting of our common stock would likely cause our 6.25% Series A Convertible Preferred Stock, which is listed on the Nasdaq Global Select Market under the symbol “EMMSP,” to be delisted also. The 6.25% Series A Convertible Preferred Stock is also subject to Nasdaq listing standards that are independent of the listing standards of our Class A common stock and could fail to comply with such standards even if the Class A common stock continues to be listed on Nasdaq. A delisting of our stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our stock.

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

ITEM 2. PROPERTIES.

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $56.3 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.

Our principal executive offices are located at 40 Monument Circle, Suite 700, Indianapolis, Indiana 46204, in approximately 91,500 square feet of owned office space which is shared by our Indianapolis radio stations and our Indianapolis Monthly publication. This property is subject to a mortgage under our 2012 Credit Agreement.

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

Emmis and certain of its officers and directors were named as defendants in a lawsuit filed April 16, 2012 by certain holders of Preferred Stock (the “Lock-Up Group”) in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs alleged, among other things, that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, as well as by issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also alleged that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation.

Emmis filed an answer denying the material allegations of the complaint, and filed a counterclaim seeking a declaratory judgment that Emmis could legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments.

On August 31, 2012, the U.S. District Court denied plaintiffs’ request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. The matter is currently set for trial in January 2014. Emmis is defending this lawsuit vigorously.

Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the company’s stations. The challenges to the license renewal applications are currently pending before the Commission. Emmis does not expect the challenges to result in the denial of any license renewals.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 28, 2013	YEAR FIRST ELECTED OFFICER
Richard F. Cummings	President—Radio Programming	61	1984
J. Scott Enright	Executive Vice President, General Counsel and Secretary	50	1998
Gregory T. Loewen	President—Publishing Division and Chief Strategy Officer	41	2007

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

The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2011	1.21	0.73
August 2011	1.25	0.58
November 2011	1.01	0.58
February 2012	0.87	0.65
May 2012	1.79	0.68
August 2012	2.57	1.36
November 2012	2.50	1.61
February 2013	2.01	1.57

HOLDERS

At May 2, 2013, there were 5,278 record holders of the Class A common stock, and there was one record holder of the Class B common stock.

DIVIDENDS

Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ 2012 Credit Agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the 2012 Credit Agreement.

In connection with the September 4, 2012 amendment to the Company’s Articles of Incorporation, all accumulated but undeclared dividends on our Preferred Stock were cancelled and the Preferred Stock was changed from cumulative to noncumulative. This amendment is the subject of litigation discussed under Part I, Item 3, “Legal Proceedings.”

SHARE REPURCHASES

During the three-month period ended February 28, 2013, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 28, 2013:

			(c)	(d)
			Total Number of	Maximum
			Shares	Approximate
			Purchased as	Dollar Value of
	(a)	(b)	Part of Publicly	Shares That May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs (in 000’s)
Class A Common Stock
December 1, 2012—December 31, 2012	—	$—	—	$—
January 1, 2013—January 31, 2013	105,647	$1.97	—	$—
February 1, 2013—February 28, 2013	—	$—	—	$—

	105,647		—

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).

We own and operate radio and publishing properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings weekly for markets measured by the Portable People MeterTM and four times a year for markets measured by diaries. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

	Year ended February 28 (29),
	2011	% of Total	2012	% of Total	2013	% of Total
Net revenues:
Local	$124,681	57.6%	$114,006	56.4%	$103,089	52.6%
National	36,763	17.0%	34,122	16.9%	31,253	15.9%
Political	1,657	0.8%	702	0.3%	2,242	1.1%
Publication Sales	5,936	2.7%	6,128	3.0%	6,141	3.1%
Non Traditional	14,556	6.7%	14,368	7.1%	16,910	8.6%
LMA Fees	—	0.0%	310	0.2%	8,609	4.4%
Other	32,893	15.2%	32,582	16.1%	27,840	14.3%

Total net revenues	$216,486		$202,218		$196,084

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

KNOWN TRENDS AND UNCERTAINTIES

Although advertising revenues have stabilized following the recent global recession, radio revenue growth remains challenged. Management believes this is principally the result of two factors: (1) the proliferation of advertising inventory caused by the emergence of new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks and social coupon sites, all of which are gaining advertising share against radio and other traditional media and (2) the perception of investors and advertisers that satellite radio and portable media players diminish the effectiveness of radio advertising.

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of portable digital media devices that contain an FM tuner, including smartphones and music players. In many countries, FM tuners are common features in portable digital media devices. The radio industry is working with leading United States network providers, device manufacturers, regulators and legislators to ensure that FM tuners are included in future portable digital media devices. Including FM as a feature on these devices has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a hybrid radio smartphone application, as an industry solution to make the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones a rich experience.

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

The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our radio net revenues. During fiscal 2013, both KPWR-FM in Los Angeles and WQHT-FM in New York experienced revenue growth that was better than their overall markets. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. Relative to our competitors, we are overly dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets.

As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) 2012 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 8 to our consolidated financial statements for a discussion of various dispositions that occurred during the three years ended February 2013.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2013, we have recorded approximately $163.2 million in goodwill and FCC licenses, which represents approximately 62% of our total assets.

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

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC Licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC Licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take current economic conditions into consideration.

Assumptions incorporated into the annual impairment testing as of December 1, 2012 were similar to those used in our December 1, 2011 annual impairment testing. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2013.

	December 1, 2010	December 1, 2011	December 1, 2012
Discount Rate	12.0% - 12.3%	11.9% - 12.2%	11.9% - 12.3%
Long-term Revenue Growth Rate	2.5% - 3.5%	2.5% - 3.3%	2.3% - 3.3%
Mature Market Share	3.1% - 28.2%	3.2% - 29.4%	3.2% - 29.4%
Operating Profit Margin	25.1% - 37.1%	26.0% - 37.2%	25.1% - 38.3%

In connection with the LMA of 98.7FM in New York previously discussed, the Company separated its two New York stations into separate units of accounting. The Company performed an interim impairment test of those licenses during the quarter ended May 31, 2012, and recorded an interim impairment charge of $11.0 million. No further impairment of our FCC licenses was recorded as a result of our December 1, 2012 annual test.

Valuation of Goodwill

ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2012, the Company applied a market multiple of 7.0 times and 5.0 to 7.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2013.

During our December 1, 2012 annual goodwill impairment test, the Company wrote off $0.4 million of goodwill associated with our Indianapolis Monthly publication. Declining operating performance of Indianapolis Monthly resulted in a step-one indication of impairment for Indianapolis Monthly on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of Indianapolis Monthly goodwill of $0.4 million was impaired.

Sensitivity Analysis

Based on the results of our December 1, 2012 annual impairment assessment, the fair value of our broadcasting licenses was approximately $282.3 million which was in excess of the $149.7 million carrying value by $132.6 million, or 89%. The fair values exceeded the carrying values of all of our units of accounting. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
Unit of Accounting	December 1, 2012 Carrying Value	December 1, 2012 Fair Value	Percentage by which fair value exceeds carrying value
WQHT-FM (New York)	2,596	61,465	2,267.7%
98.7FM (New York)	60,525	61,465	1.6%
Austin Cluster	39,025	40,416	3.6%
St. Louis Cluster	27,692	32,137	16.1%
Indianapolis Cluster	17,274	21,388	23.8%
KPWR-FM (Los Angeles)	2,018	64,600	3,101.2%
Terre Haute Cluster	575	812	41.2%

Total	149,705	282,283	88.6%

Our annual impairment testing on December 1, 2012 resulted in a $0.4 million impairment charge related to goodwill of our Indianapolis Monthly publication. If we were to assume a 100 basis points change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2012, the resulting impairment charge would have been $28.3 million, $19.7 million and $12.2 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2012, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required, thus no goodwill impairment would be recognized if these two key assumptions were lowered.

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

Insurance Claims and Loss Reserves

The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.5 million accrued for employee healthcare claims as of February 28 (29), 2012 and 2013, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

The transactions described below impact the comparability of operating results for the three years ended February 28, 2013.

Sale of Slovakia radio operations

On February 25, 2013, Emmis completed the sale of its Slovakian radio network to Bauer Ausland 1 GMBH for $21.2 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. The sale of our Bulgarian radio network on January 3, 2013 created a one-time tax benefit that we could use if we sold the Slovakian network on or before February 28, 2013. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $14.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. Finalization of the transaction is subject to further working capital adjustments.

Sale of Bulgarian radio operations

On January 3, 2013, Emmis completed the sale of its Bulgarian radio network to Reflex Media EEOD for $1.7 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $1.3 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. The loss on disposal primarily resulted from the reclassification of accumulated currency translation adjustments.

Sale of Emmis Interactive Inc.

On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allowed Emmis to mitigate expected future operating losses and focus its efforts on its domestic radio operations and other promising technology initiatives. Marketron had assumed operating control of Emmis Interactive, Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which is primarily related to severance for former employees and is included in income from discontinued operations in the accompanying consolidated statements of operations.

Sale of Sampler Publications

On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s 2006 Credit Agreement. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations

Sale of KXOS-FM

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail in Note 1 to the accompanying consolidated financial statements.

Sale of controlling interest in WRXP-FM, WKQX-FM AND WLUP-FM

On September 1, 2011, the Company completed the sale of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owned the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233) (collectively the “Merlin Stations”). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans then outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.

On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).

In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which are governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represented 20.6% of the initial outstanding common equity interests of Merlin Media and are subject to dilution if the Company fails to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is accounted for under the cost method. See Note 1 to the accompanying consolidated financial statements for more discussion of our investments in Merlin Media. The preferred interests held by the Company are junior to initial non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to an initial $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations.

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

Merlin Media changed the format of WKQX-FM in Chicago and WRXP-FM in New York from a music-intensive format to a news/talk format. Both stations incurred substantial start-up losses well in excess of the original business model used in the September 1,

2011 valuation. Both stations underperformed through February 29, 2012, so much so that station cash flows were expected to be substantially lower than the estimated cash flows used in the September 1, 2011 valuation of our retained common and preferred equity interests. As such, Emmis reassessed the fair value of the retained common and preferred equity interests using the same valuation methodology described above with updated assumptions, and determined that our equity interests were fully impaired. The Company believes that the magnitude of the impairment and the potentially prolonged recovery period indicate that the impairment is other-than-temporary. As such, Emmis wrote-off the remaining carrying value of its investments in Merlin Media LLC. The total equity method loss and other-than-temporary impairment loss recognized related to Merlin Media LLC of $16.4 million is recognized in other income (expense), net in the accompanying consolidated statements of operations. During the year ended February 28, 2013, Merlin Media sold WRXP-FM in New York to a third party and changed the format of WKQX-FM in Chicago to a music-intensive format.

Under the LLC Agreement, the Company is entitled initially to appoint one out of five members of Merlin Media’s board of managers and has limited consent rights with respect to specified transactions. The Company has no obligation to make ongoing capital contributions to Merlin Media, but as noted above is subject to dilution if it fails to participate pro rata in future capital calls. As of February 28, 2013, due to our nonparticipation in capital contributions to Merlin Media, our common equity ownership interest is approximately 17.5%.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2012 COMPARED TO YEAR ENDED FEBRUARY 28, 2013

Net revenues:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$144,826	$138,630	$(6,196)	(4.3)%
Publishing	57,392	57,454	62	0.1%

Total net revenues	$202,218	$196,084	$(6,134)	(3.0)%

Radio net revenues decreased principally due to the July 15, 2011 commencement of an LMA related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. During the time these stations were operated pursuant to the LMA, Emmis recorded, as net revenue, a $0.3 million monthly LMA fee, but did not record advertising sales during this period. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations. Also, the operating results for 98.7FM (formerly known as WRKS-FM in New York) as an adult urban station through April 30, 2012 and the LMA fee revenue recognized since April 30, 2012 have not been classified as discontinued operations. Excluding the Merlin Stations and 98.7FM for both periods presented, radio net revenues would have increased $4.1 million or 3.3%.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 28, 2013 is presented below:

	For the year ended February 28, 2013
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	-0.6%	9.8%
Los Angeles	1.5%	4.7%
St. Louis	3.0%	-2.6%
Indianapolis	0.0%	0.8%
Austin	0.7%	3.0%
All Markets	0.7%	3.4%

Publishing net revenues were flat for the year ended February 28, 2013 as compared to the year ended February 29, 2012. During the year ended February 28, 2013, the publishing division made an effort to increase the percentage of its advertising sales settled in cash and reduce the amount settled in barter. In prior periods, the level of barter activity was significantly higher than the level of barter activity during fiscal 2013. Excluding barter revenue, publishing net revenues for the year ended February 28, 2013 would have increased approximately $2.3 million or 4.6%.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$110,772	$95,830	$(14,942)	(13.5)%
Publishing	56,522	58,241	1,719	3.0%

Total station operating expenses, excluding depreciation and amortization expense	$167,294	$154,071	$(13,223)	(7.9)%

Radio station operating expenses, excluding depreciation and amortization expense, decreased principally due to the LMA and eventual sale of the Merlin Stations as previously discussed as well as our LMA of 98.7FM in New York. In connection with the LMA of 98.7FM in April 2012, Emmis’ operating expenses related to that station were reduced dramatically. Excluding the Merlin Stations and 98.7FM, radio station operating expenses, excluding depreciation and amortization expense would have increased $5.0 million or 5.7%. This increase is due to continued targeted investments in sales training and enhancements in our digital capabilities, coupled with higher operating expenses associated with WQHT-FM in New York as shared costs that had previously been spread across three stations in New York are now borne by WQHT-FM.

Publishing operating expenses, excluding depreciation and amortization expense, increased predominately due to increases in advertising expenses.

[1]	Emmis revenue performance in New York reflects only WQHT-FM and Los Angeles reflects only KPWR-FM

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$19,096	$17,819	$(1,277)	(6.7)%

During the year ended February 29, 2012, corporate expenses, excluding depreciation and amortization expense, included the following non-recurring items (i) approximately $0.6 million of indirect costs associated with the preferred stock transactions discussed in Note 3 to the accompanying consolidated financial statements, (ii) approximately $3.0 million of costs associated with the 3rd Amendment to the Company’s 2006 Credit Agreement discussed in Note 5 to the accompanying consolidated financial statements, (iii) a $1.7 million bonus paid to certain employees in connection with the sale of the Merlin Stations and (iv) a $0.7 million discretionary bonus paid to substantially all corporate employees during the quarter ended August 31, 2011.

During the year ended February 28, 2013, corporate expenses, excluding depreciation and amortization expense, included $2.5 million of costs incurred related to preferred stock litigation, a $1.4 million discretionary bonus paid to substantially all corporate employees and $1.2 million related to the forgiveness of a loan to our CEO in connection with his December 2012 employment agreement. These increases were partially offset by a favorable resolution of an accrued expense, resulting in a $1.4 million reduction to corporate expenses.

Hungary license litigation expense:

	For the year ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation expense	$871	$1,381	$510	58.6%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. The increase in Slager litigation expense and related costs during the year ended February 28, 2013 is due to additional 3rd party legal costs incurred by Emmis in the prosecution of its claim.

Impairment loss on intangible assets:

	For the year ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$—	$11,419	$11,419	N/A

In connection with our April 2012 LMA of 98.7FM in New York and in accordance with the Company’s accounting policy, the Company decoupled its two New York FCC Licenses into separate units of accounting. The Company performed an interim impairment test of the 98.7FM in New York given its carrying value exceeded the fair value of a single New York FCC License as of our December 2011 impairment test. The Company recorded an $11.0 million impairment loss in connection with the interim review.

In connection with our annual impairment review conducted on December 1, 2012, the Company determined that the goodwill of its Indianapolis Monthly publication was fully impaired and recorded a $0.4 million loss.

Absent further changes in the Company’s determination of units of accounting due to the execution of an LMA or a significant change in the Company’s assumptions used in determining the fair value of its FCC Licenses, the Company believes that continued

growth of radio revenues makes it unlikely that further impairment losses will be recorded related to its FCC Licenses. Furthermore, barring a significant change in the Company’s assumptions used in determining the fair value of its goodwill, the operating performance of our entities with recorded goodwill makes it unlikely that material amounts of goodwill will be written off in future periods. Accordingly, we do not expect historical operating results to be indicative of future operating results.

Depreciation and amortization:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,970	$2,451	$(519)	(17.5)%
Publishing	365	318	(47)	(12.9)%
Corporate	1,390	1,953	563	40.5%

Total depreciation and amortization	$4,725	$4,722	$(3)	(0.1)%

The decrease in depreciation and amortization expense for our radio segment is mostly attributable to the sale of a controlling interest in the Merlin Stations on September 1, 2011. The increase in corporate depreciation and amortization is mostly due to the implementation of a new customer management system that was internally developed.

Loss (gain) on disposal of fixed assets:

	For the years ended February 28 (29),
	2012	2013	$ Change
	(As reported, amounts in thousands)
Loss (gain) on disposal of fixed assets:
Radio	$797	$(9,897)	$(10,694)
Publishing	1	20	19
Corporate	—	—	—

Total loss (gain) on disposal of fixed assets:	$798	$(9,877)	$(10,675)

In July 2011, Emmis sold its office building in Terre Haute, Indiana for $0.2 million and recorded a loss on sale of assets of $0.8 million. In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million. WRKS-FM’s intellectual property had no carrying value at the time of sale.

Operating income:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$29,416	$37,894	$8,478	28.8%
Publishing	504	(1,573)	(2,077)	(412.1)%
Corporate	(20,486)	(19,772)	714	3.5%

Total operating income	$9,434	$16,549	$7,115	75.4%

Most of the change in operating income is related to the effect of the sale of a controlling interest in the Merlin Media Stations and the LMA of 98.7FM. As previously discussed, the operations of the Merlin Media stations remain in continuing operations given the Company’s retained investment in the stations. The operating loss for these stations during fiscal 2012 was approximately $4.9 million. Also contributing to the increase in operating income was the 98.7FM LMA in New York. In connection with the LMA, the Company’s operating expenses of that station were significantly reduced, but the Company continues to receive an LMA payment. The impairment losses recorded during the year ended February 28, 2013 are mostly negated by the gain on sale of WRKS-FM’s intellectual property.

Interest expense:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$19,904	$20,899	$995	5.0%

Although we repaid a significant amount of long-term debt during the year ended February 28, 2013, interest expense increased due to interest incurred on the senior unsecured notes which were issued late in fiscal 2012 and exit fees paid on our extended term loans during fiscal 2013. The company refinanced its debt on December 28, 2012 and expects that interest expense for fiscal 2014 will be materially lower than prior periods.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense to discontinued operations associated with the portion of term loans required to be repaid as a result of dispositions.

Loss on debt extinguishment:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$2,006	$4,508	$2,502	124.7%

During the year ended February 29, 2012, the Company recorded a $0.5 million loss related to the write-off of debt fees associated with term loans repaid during the year. Additionally, the Company recorded a $1.5 million loss related to the write-off of debt fees associated with term loans that were deemed to be substantially modified in connection with the Third Amendment to the 2006 Credit Agreement.

During the year ended February 28, 2013, the Company recorded a $3.1 million loss related to the write-off of debt fees and the redemption premium related to the full repayment of its senior unsecured notes. Also, the Company recorded a $1.4 million loss related to the write-off of debt fees associated with the 2006 Credit Agreement that was repaid on various dates throughout fiscal 2013.

Gain on sale of controlling interest Merlin Media LLC:

	For the years ended February 28 (29),
	2012	2013	$ Change
	(As reported, amounts in thousands)
Gain on sale of controlling interest in Merlin Media LLC	$31,865	$—	$(31,865)

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

Other expense, net:

	For the years ended February 28 (29),
	2012	2013	$ Change
	(As reported, amounts in thousands)
Other expense, net	$15,951	$10	$(15,941)

Other expense, net for the year ended February 29, 2012, principally relates to the Company’s share of Merlin Media LLC’s losses through its investment in Merlin Media LLC’s common equity interests and an other-than-temporary impairment loss on the Company’s investment in both the common equity interests and preferred equity interests of Merlin Media LLC, all of which was $16.4 million. Partially offsetting the losses related to our investments in Merlin Media LLC was income related to our other equity method investments as well as interest income.

Benefit from income taxes:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Benefit from income taxes	$(32,287)	$(7,039)	$25,248	(78.2)%

The benefit for income taxes for the year ended February 29, 2012, principally relates to the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations.

The benefit for income taxes for the year ended February 28, 2013 principally relates to the utilization of previously reserved net operating losses and the elimination of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with transactions during fiscal 2013.

Income (loss) from discontinued operations, net of tax:

	For the years ended February 28 (29),
	2012	2013	$ Change
	(As reported, amounts in thousands)
Income (loss) from discontinued operations, net of tax	$(4,997)	$50,080	$55,077

Discontinued operations consist of our international radio operations (Hungary, Slovakia and Bulgaria), KXOS-FM in Los Angeles, the operations of our Flint Peak Tower Site, Emmis Interactive, and Country Sampler and related publications. The increase in income from discontinued operations, net of tax, for the year ended February 28, 2013 mostly relates to the $32.8 million gain on sale of KXOS-FM and the $14.8 million gain on sale of our Slovakian radio operations.

For a description of properties sold, see the discussion in Note 1(j) and Note 8 to our accompanying consolidated financial statements.

Consolidated net income:

	For the years ended February 28 (29),
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$30,728	$48,251	$17,523	57.0%

The increase in consolidated net income is mostly due to the gain on sale of our discontinued operations during fiscal 2013 as noted above, which is partially offset by the prior year gain on sale of a controlling interest in the Merlin Media Stations and the related impairment of our investment in Merlin Media, all net of tax.

Gain on extinguishment of preferred stock:

	For the years ended February 28 (29),
	2012	2013	$ Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$61,892	$—	$(61,892)

During the year ended February 29, 2012, the Company purchased or purchased rights in 1,871,529 shares of its preferred stock for $31.7 million. Prior to the September 4, 2012 amendments to the Company’s Articles of Incorporation, preferred stock was carried on the balance sheet at its stated liquidation preference of $50 per share. The shares that Emmis purchased rights in are considered extinguished from an accounting perspective, and thus Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the carrying amount of the preferred stock.

YEAR ENDED FEBRUARY 28, 2011 COMPARED TO YEAR ENDED FEBRUARY 29, 2012

Net revenues:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$159,313	$144,826	$(14,487)	(9.1)%
Publishing	57,173	57,392	219	0.4%

Total net revenues	$216,486	$202,218	$(14,268)	(6.6)%

Radio net revenues decreased principally due to the July 15, 2011 commencement of a Local Marketing Agreement (“LMA”) related to the Merlin Stations and the ultimate sale of a controlling interest in these stations on September 1, 2011. During the time these stations were operated pursuant to the LMA, Emmis recorded, as net revenue, a $0.3 million monthly LMA fee, but did not record advertising sales during this period. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations. Excluding the Merlin Stations, radio net revenues would have increased $1.1 million or 0.8%.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 29, 2012 is presented below:

	For the year ended February 29, 2012
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	1.1%	-6.4%
Los Angeles	-0.6%	2.7%
St. Louis	3.3%	-3.5%
Indianapolis	5.6%	19.5%
Austin	1.8%	-1.3%
All Markets	0.8%	0.4%

As previously discussed, our New York radio cluster significantly trailed market performance, mostly due to direct format competition for WRKS-FM. Excluding WRKS-FM, revenues of our radio stations would have increased 4.1%.

Publishing net revenues were flat for the year ended February 29, 2012 as compared to the year ended February 28, 2011.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$116,713	$110,772	$(5,941)	(5.1)%
Publishing	56,841	56,522	(319)	(0.6)%

Total station operating expenses, excluding depreciation and amortization expense	$173,554	$167,294	$(6,260)	(3.6)%

Radio station operating expenses, excluding depreciation and amortization expense, decreased principally due to the LMA and eventual sale of the Merlin Stations as previously discussed. Excluding the Merlin Stations, radio station operating expenses, excluding depreciation and amortization expense would have increased $2.5 million or 2.6%. This increase is predominately due to merit wage increases in fiscal 2012 following wage freezes and reductions in recent years, coupled with targeted investments in sales training and enhancements in our digital capabilities.

Publishing operating expenses, excluding depreciation and amortization expense were slightly down due to expense control given the weak local advertising markets.

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$15,710	$19,096	$3,386	21.6%

Corporate expenses, excluding depreciation and amortization expense, increased principally due to (i) approximately $0.6 million of indirect costs associated with the preferred stock transactions discussed in Note 3 to the accompanying consolidated financial statements, (ii) approximately $3.0 million of costs associated with the Third Amendment to the Company’s 2006 Credit Agreement discussed in Note 5 to the accompanying consolidated financial statements, (iii) a $1.7 million bonus paid to certain employees in connection with the sale of the Merlin Stations and (iv) a $0.7 million discretionary bonus paid to substantially all corporate employees during the quarter ended August 31, 2011. During the year ended February 28, 2011 the Company recorded $3.6 million of costs associated with a potential going private transaction discussed in Note 9 to the accompanying consolidated financial statements.

[1]	Emmis revenue performance in Los Angeles reflects only KPWR-FM

Hungary license litigation expense:

	For the year ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation expense	$293	$871	$578	197.3%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the ICSID seeking resolution of its claim. The increase in Slager litigation expense and related costs during the year ended February 29, 2012 is due to additional third party legal costs incurred by Emmis in connection with the filing for arbitration with the ICSID.

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

Depreciation and amortization:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$3,918	$2,970	$(948)	(24.2)%
Publishing	423	365	(58)	(13.7)%
Corporate	1,301	1,390	89	6.8%

Total depreciation and amortization	$5,642	$4,725	$(917)	(16.3)%

The decrease in depreciation and amortization expense for the year ended February 29, 2012 is mostly attributable to the sale of the Merlin Stations on September 1, 2011.

Loss on disposal of fixed assets:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Loss on disposal of fixed assets:
Radio	$3	$797	$794
Publishing	—	1	1
Corporate	—	—	—

Total loss on disposal of fixed assets:	$3	$798	$795

In July 2011, Emmis sold its office building in Terre Haute, Indiana for $0.2 million and recorded a loss on sale of assets of $0.8 million.

Operating income:

Operating income is significantly impacted by the impairment loss recorded in 2011, as discussed above. Excluding the impairment loss, operating income would have been $21.2 million for the year ended February 28, 2011. The decrease in operating income is mostly due to the sale of the Merlin Stations, which reduced operating income by approximately $6.4 million and the increase in corporate expenses as discussed above.

Interest expense:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$16,483	$19,904	$3,421	20.8%

Although we repaid a significant amount of long-term debt during the year ended February 29, 2012, interest expense increased due to the Third Amendment to our 2006 Credit Agreement, which was effective March 29, 2011 and interest expense associated with our senior unsecured notes, issued in November 2011 and January 2012. As a result of the Third Amendment, the interest rate on approximately 55% of our term loans increased from LIBOR + 4% to a minimum fixed rate of 12.25%. We also agreed to pay an exit fee upon repayment of this portion of our term loans ranging from 3% to 6% of the balance repaid. We are accruing this exit fee over the term of the amended term loans as a component of interest expense. The senior unsecured notes, issued on various dates in November 2011 and January 2012, total $33.9 million at February 29, 2012 and accrue interest at 22.95%, compounded quarterly.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense to discontinued operations associated with the portion of term loans required to be repaid as a result of dispositions.

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

Other expense, net:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Other expense, net	$256	$15,951	$15,695

Other expense, net for the year ended February 29, 2012, principally relates to the Company’s share of Merlin Media LLC’s losses through its investment in Merlin Media LLC’s common equity interests and an other-than-temporary impairment loss on the Company’s investment in both the common equity interests and preferred equity interests of Merlin Media LLC, all of which was $16.4 million. Partially offsetting the losses related to our investments in Merlin Media LLC were income related to our other equity method investments and interest income.

Other expense, net for the year ended February 28, 2011, principally related to a $0.3 million other-than-temporary impairment loss related to our preferred stock investment in a company that specializes in digital radio transmission technology.

Provision for (benefit from) income taxes:

	For the years ended February 28 (29),
	2011	2012	$ Change
	(As reported, amounts in thousands)
Provision for (benefit from) income taxes	$859	$(32,287)	$(33,146)

The benefit for income taxes for the year ended February 29, 2012, principally relates to the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations.

We recorded a provision for income taxes in the year ended February 28, 2011 despite our pre-tax loss due to the valuation allowance we record against our deferred tax assets. The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles.

Loss from discontinued operations, net of tax:

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Loss from discontinued operations, net of tax	$(8,220)	$(4,997)	$3,223	(39.2)%

Discontinued operations consist of our international radio operations (Hungary, Slovakia and Bulgaria), KXOS-FM in Los Angeles, the operations of our Flint Peak Tower Site, Emmis Interactive, and Country Sampler and related publications.

For a description of properties sold, see the discussion in Note 1(j) and Note 8 to our accompanying consolidated financial statements. In the case of our radio operations in Hungary, the Hungarian government did not renew our broadcasting license in November 2009 and we were forced to cease operations. Our fiscal 2011 loss in Hungary was largely due to the reclassification of $2.0 million of accumulated foreign currency losses, previously reflected in accumulated other comprehensive income (loss), due to the substantial liquidation of that entity during the year ended February 28, 2011.

Consolidated net income (loss):

	For the years ended February 28 (29),
	2011	2012	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$(11,539)	$30,728	$42,267	366.3%

The increase in consolidated net income is due to (i) the gain on sale of a controlling interest in Merlin Media LLC, (ii) the utilization of previously reserved net operating losses and the elimination of the portion of the Company’s deferred tax liability attributable to indefinite-lived intangibles associated with the sale of the Merlin Stations, (iii) an increase in income from discontinued operations due to the sale of the Flint Peak tower site and (iv) an impairment charge related to our FCC licenses in Austin recorded during the year ended February 28, 2011. These items are partially offset by (a) higher interest expense, (b) lower operating income, (c) other-than-temporary impairment losses related to our Merlin Media LLC investments and (d) a loss on debt extinguishment for the year ended February 29, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

CREDIT AGREEMENT

On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit.

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

All outstanding amounts under the 2012 Credit Agreement bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the 2012 Credit Agreement) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 2.50% to 5.00%), depending on Emmis’ ratio of consolidated total debt to consolidated EBITDA, as defined in the agreement. Interest is due on a calendar month basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning 60 days after closing, the 2012 Credit Agreement required Emmis to maintain fixed interest rates, for at least one year, on a minimum of 50% of its total outstanding debt, as defined.

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

In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of February 28, 2013.

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

At February 28, 2013, we had cash and cash equivalents of $8.7 million and net working capital of $5.8 million. At February 29, 2012, we had cash and cash equivalents of $5.6 million and net working capital of $0.8 million. Cash and cash equivalents held at various European banking institutions at February 28 (29), 2012 and 2013 was $4.3 million and $6.3 million (which includes approximately $0.9 million and $0.6 million of cash related to our Slager discontinued operation which is classified as current assets – discontinued operations in the consolidated balance sheets), respectively. We intend to use the cash held internationally to fund costs of our ongoing litigation related to our former broadcasting license in Hungary. During the year ended February 28, 2013, working capital increased $5.0 million. The increase in net working capital primarily relates to cash we retained as part of our international radio dispositions. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.

Operating Activities

Cash flows provided by operating activities were $3.8 million and $1.8 million for the years ended February 28 (29), 2012 and 2013, respectively. The decrease in cash flows provided by operating activities was mainly attributable to higher interest expense, partially offset by an increase in radio operating income.

Cash flows provided by operating activities were $19.6 million and $3.8 million for the years ended February 28 (29), 2011 and 2012, respectively. The decrease in cash flows provided by operating activities was mainly attributable to a decrease in operating income coupled with higher interest expense.

Investing Activities

For the years ended February 28 (29), 2012 and 2013, cash flows provided by investing activities were $131.3 million and $114.0 million, respectively. These amounts mostly relate to cash received from the sale of our controlling interest in the Merlin Media Stations during fiscal 2012 of $130.0 million and the cash generated by our discontinued operations of $113.8 million in fiscal 2013, most of which related to the sale of Country Sampler and related publications, KXOS-FM and our Bulgarian and Slovakian radio operations.

For the year ended February 28, 2011, cash used in investing activities was $4.2 million, almost all of which related to capital expenditures of continuing and discontinued operations.

In the years ended February 2011, 2012 and 2013, our capital expenditures relating to continued operations were $3.4 million, $5.1 million and $3.4 million, respectively. We expect capital expenditures for fiscal 2014 to be approximately $3.0 million. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our 2012 Credit Agreement.

Financing Activities

Cash flows used in financing activities were $15.8 million, $135.3 million and $112.9 million for the years ended February 2011, 2012 and 2013, respectively.

Cash used in financing activities for the year ended February 28, 2013 primarily relates to net payments related to our senior credit agreement and senior unsecured notes of $98.5 million, payments for other debt-related costs of $9.3 million and distributions to noncontrolling interests of $5.1 million.

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

As of February 28, 2013, Emmis had $67.0 million of borrowings under the 2012 Credit Agreement ($8.0 million current and $59 million long-term), $79.1 million of non-recourse debt ($4.1 million current and $75.0 million long-term) and $46.9 million of Preferred Stock liquidation preference. Borrowings under the 2012 Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of February 28, 2013, our weighted average borrowing rate under our 2012 Credit Agreement was approximately 5.0%.

The debt service requirements of Emmis over the next twelve-month period are expected to be $8.0 million for mandatory repayment of term notes under our 2012 Credit Agreement and $7.3 million related to our 98.7FM non-recourse debt ($4.1 million of principal repayments and $3.2 million of interest payments). The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2012 Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

On September 4, 2012, following approval by the Company’s shareholders, the Company filed amendments to its Articles of Incorporation that modify the rights of holders of the Company’s Preferred Stock. The amendments:

•	canceled the amount of undeclared dividends in respect of the Preferred Stock that were accumulated but undeclared on or prior to the effectiveness of the Proposed Amendments;

•

changed the designation of the Preferred Stock from “Cumulative” to “Non-Cumulative” and changed the rights of the holders of the Preferred Stock such that dividends or distributions on the Preferred Stock will not accumulate unless declared by the board of directors and subsequently not paid (and thereby effectively canceled associated rights to elect directors in the event of dividend arrearages);

•

canceled the restrictions on Emmis’ ability to pay dividends or make distributions on, or repurchase, its Common Stock or other junior stock prior to paying accumulated but undeclared dividends or distributions on the Preferred Stock;

•

changed the ability of the holders of the Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock upon certain going-private transactions in which an affiliate of Mr. Smulyan participates that do not constitute a change of control transaction, to cause the holders of the Preferred Stock to no longer have such ability;

•

changed the ability of the holders of the Preferred Stock to convert all of such Preferred Stock to Class A Common Stock upon a change of control at specified conversion prices to cause the holders of the Preferred Stock to no longer have such ability;

•

changed the ability of holders of the Preferred Stock to vote as a separate class on a plan of merger, share exchange, sale of assets or similar transaction to the ability to vote with the Common Stock on an as-converted basis (except as may otherwise be required by law); and

•

changed the conversion price adjustment applicable to certain merger, reclassification and other transactions to provide that the Preferred Stock converts into the right to receive property that would have been receivable had such Preferred Stock been converted into Class A Common Stock immediately prior to such transaction.

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

As of May 2, 2013, we had $14.0 million available for additional borrowing under our credit facility. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2013. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 8 to our consolidated financial statements for a discussion of various dispositions that occurred during the three years ended February 2013.

INTANGIBLES

As of February 28, 2013, approximately 62% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, and trademarks, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance will not have a material impact on the Company’s financial statements, other than presentation and disclosure.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2013, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2013.

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
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Emmis Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 29, 2012 and February 28, 2013 and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 29, 2012 and February 28, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Indianapolis, Indiana

May 8, 2013

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2011	2012	2013
NET REVENUES	$216,486	$202,218	$196,084
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $4,341, $3,335 and $2,769 respectively	173,554	167,294	154,071
Corporate expenses excluding depreciation and amortization expense of $1,301, $1,390 and $1,953 respectively	15,710	19,096	17,819
Hungary license litigation expense	293	871	1,381
Impairment loss on intangible assets	7,005	—	11,419
Depreciation and amortization	5,642	4,725	4,722
Loss (gain) on disposal of assets	3	798	(9,877)

Total operating expenses	202,207	192,784	179,535

OPERATING INCOME	14,279	9,434	16,549

OTHER EXPENSE:
Interest expense	(16,483)	(19,904)	(20,899)
Loss on debt extinguishment	—	(2,006)	(4,508)
Gain on sale of controlling interest in Merlin Media LLC	—	31,865	—
Other expense, net	(256)	(15,951)	(10)

Total other expense	(16,739)	(5,996)	(25,417)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,460)	3,438	(8,868)
PROVISION (BENEFIT) FOR INCOME TAXES	859	(32,287)	(7,039)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,319)	35,725	(1,829)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(8,220)	(4,997)	50,080

CONSOLIDATED NET INCOME (LOSS)	(11,539)	30,728	48,251
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,019	4,535	4,479

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(15,558)	26,193	43,772
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	61,892	—
PREFERRED STOCK DIVIDENDS	(9,711)	(8,591)	(1,806)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25,269)	$79,494	$41,966

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2011	2012	2013
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	(17,518)	84,443	(8,114)
Discontinued operations	(7,751)	(4,949)	50,080

Net income (loss) attributable to common shareholders	(25,269)	79,494	41,966

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	(17,518)	31,142	(8,114)
Discontinued operations	(7,751)	(4,949)	50,080

Net income (loss) attributable to common shareholders	(25,269)	26,193	41,966

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.46)	$2.21	$(0.21)
Discontinued operations, net of tax	(0.21)	(0.13)	1.29

Net income (loss) attributable to common shareholders	$(0.67)	$2.08	$1.08

Basic weighted average common shares outstanding	37,863	38,293	39,034
Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.46)	$0.69	$(0.21)
Discontinued operations, net of tax	(0.21)	(0.11)	1.29

Net income (loss) attributable to common shareholders	$(0.67)	$0.58	$1.08

Diluted weighted average common shares outstanding	37,863	44,953	39,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the year ended February 28 (29),
	2011	2012	2013
CONSOLIDATED NET (LOSS) INCOME	$(11,539)	$30,728	$48,251
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in value of derivative instrument	1,778	(489)	(107)
Cumulative translation adjustment	1,230	(156)	(1,249)

COMPREHENSIVE (LOSS) INCOME	(8,531)	30,083	46,895
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,931	4,476	4,431

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,462)	$25,607	$42,464

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,619	$8,735
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $523, respectively	28,844	28,126
Prepaid expenses	11,220	7,674
Other	1,567	5,411
Current assets—discontinued operations	7,432	762

Total current assets	54,682	50,708

PROPERTY AND EQUIPMENT:
Land and buildings	27,186	25,544
Leasehold improvements	13,027	12,814
Broadcasting equipment	35,560	37,987
Office equipment and automobiles	31,714	30,072
Construction in progress	1,335	496

	108,822	106,913
Less-accumulated depreciation and amortization	74,814	74,360

Total property and equipment, net	34,008	32,553

INTANGIBLE ASSETS:
Indefinite lived intangibles	160,676	150,522
Goodwill	13,087	12,639
Other intangibles	1,437	749

	175,200	163,910
Less-accumulated amortization	1,179	524

Total intangible assets, net	174,021	163,386

OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $1,610 and $217, respectively	2,100	3,533
Investments	1,691	7,889
Deposits and other	2,582	3,555

Total other assets, net	6,373	14,977

Noncurrent assets—discontinued operations	71,685	—

Total assets	$340,769	$261,624

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2012	2013
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,946	$8,301
Current maturities of long-term debt	7,978	12,126
Accrued salaries and commissions	7,204	7,535
Accrued interest	3,038	396
Deferred revenue	12,471	10,862
Other	6,072	3,518
Current liabilities—discontinued operations	7,213	2,169

Total current liabilities	53,922	44,907
LONG-TERM DEBT, NET OF CURRENT PORTION	229,725	131,494
OTHER NONCURRENT LIABILITIES	10,609	10,052
DEFERRED INCOME TAXES	52,257	38,072
NONCURRENT LIABILITIES—DISCONTINUED OPERATIONS	770	—

Total liabilities	347,283	224,525

COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; $50.00 LIQUIDATION PREFERENCE; AUTHORIZED 2,875,000 SHARES; ISSUED AND OUTSTANDING 2,422,320 SHARES AT FEBRUARY 29, 2012. EMMIS HAS OBTAINED RIGHTS IN 1,484,679 OF THE SHARES OUTSTANDING AS OF FEBRUARY 29, 2012 (REDEMPTION AMOUNT, INCLUDING UNDECLARED DIVIDENDS IN ARREARS, OF $57,351).	46,882	—
SHAREHOLDERS’ DEFICIT:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 34,007,279 shares and 35,907,925 shares in 2012 and 2013, respectively	340	359
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares in 2012 and 2013.	47	47
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Series A convertible preferred stock. $.01 par value; $50.00 liquidation preference per share, $46,882 aggregate liquidation preference and redemption amount; authorized 2,875,000 shares; issued and outstanding 1,337,641 shares, which includes 400,000 shares in trust, at February 28, 2013 (Note 3)	—	9
Additional paid-in capital	529,793	578,555
Accumulated deficit	(632,608)	(588,836)
Accumulated other comprehensive income (loss)	1,190	(118)

Total shareholders’ deficit	(101,238)	(9,984)

NONCONTROLLING INTERESTS	47,842	47,083

Total (deficit) equity	(53,396)	37,099

Total liabilities and (deficit) equity	$340,769	$261,624

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE YEARS ENDED FEBRUARY 28, 2013

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2010	32,661,550	$327	4,930,680	$49	—	$—

Net loss	—	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	630,224	6	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock	207,996	2	(207,996)	(2)	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2011	33,499,770	$335	4,722,684	$47	—	$—

Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	10,000	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	497,509	5	—	—	—	—
Acquisition of additional controlling interests	—	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Preferred stock transactions	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—

BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47	—	$—

Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	784,376	8	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	605,205	6	—	—	—	—
Issuance of Common Stock in exchange for cancellation of stock options	511,065	5	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Disposition of noncontrolling interests
Reclassify preferred stock from mezzanine	—	—	—	—	937,641	9
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—

BALANCE, FEBRUARY 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) – (CONTINUED)

FOR THE THREE YEARS ENDED FEBRUARY 28, 2013

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, FEBRUARY 28, 2010	$527,120	$(705,135)	$(1,320)	$49,422	$(129,537)

Net loss	—	(15,558)	—	4,019	(11,539)
Issuance of Common Stock to employees and officers and related income tax benefits	1,666	—	—	—	1,672
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,589)	(5,589)
Cumulative translation adjustment	—	—	1,318	(88)	1,230
Change in value of derivative instrument	—	—	1,778	—	1,778

BALANCE, FEBRUARY 28, 2011	$528,786	$(720,693)	$1,776	$47,764	$(141,985)

Net income	—	26,193	—	4,535	30,728
Exercise of stock options and related income tax benefits	3	—	—	—	3
Issuance of Common Stock to employees and officers and related income tax benefits	1,004	—	—	—	1,009
Acquisition of additional controlling interests	—	—	—	(246)	(246)
Payments of dividends and distributions to noncontrolling interests	—	—	—	(4,152)	(4,152)
Preferred stock transactions	—	61,892	—	—	61,892
Cumulative translation adjustment	—	—	(97)	(59)	(156)
Change in value of derivative instrument	—	—	(489)	—	(489)

BALANCE, FEBRUARY 29, 2012	$529,793	$(632,608)	$1,190	$47,842	$(53,396)

Net income	—	43,772	—	4,479	48,251
Exercise of stock options and related income tax benefits	294	—	—	—	302
Issuance of Common Stock to employees and officers and related income tax benefits	1,595	—	—	—	1,601
Issuance of Common Stock in exchange for cancellation of stock options	—	—	—	—	5
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,103)	(5,103)
Disposition of noncontrolling interests	—	—	—	(87)	(87)
Reclassify preferred stock from mezzanine	46,873	—	—	—	46,882
Cumulative translation adjustment	—	—	(1,201)	(48)	(1,249)
Change in value of derivative instrument	—	—	(107)	—	(107)

BALANCE, FEBRUARY 28, 2013	$578,555	$(588,836)	$(118)	$47,083	$37,099

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2011	2012	2013
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(11,539)	$30,728	$48,251
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Discontinued operations	8,220	4,997	(50,080)
Gain on sale of controlling interest in Merlin Media LLC	—	(31,865)	—
Impairment losses on intangible assets	7,005	—	11,419
Loss on debt extinguishment	—	2,006	4,508
Accretion of debt instruments to interest expense	—	4,968	13,240
Depreciation and amortization	6,932	5,544	5,675
Provision for bad debts	669	232	86
Provision (benefit) for deferred income taxes	1,446	(34,326)	(6,519)
Noncash compensation	1,748	1,092	2,942
Loss on equity method investments including other-than-temporary impairment	265	16,068	302
Loss (gain) on disposal of assets	3	797	(9,877)
Changes in assets and liabilities—
Accounts receivable	(2,052)	4,915	632
Prepaid expenses and other current assets	83	1,290	480
Other assets	(202)	(310)	(1,864)
Accounts payable and accrued liabilities	1,425	981	(4,501)
Deferred revenue	82	(791)	(1,608)
Income taxes	7,431	1,865	(1,852)
Other liabilities	(1,148)	(1,110)	(9,294)
Net cash provided by (used in) operating activities—discontinued operations	(809)	(3,323)	(95)

Net cash provided by operating activities	19,559	3,758	1,845

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,405)	(5,122)	(3,364)
Proceeds from the sale of assets	—	160	10,006
Cash paid for investments in preferred stock	—	—	(6,489)
Sale of controlling interest in Merlin Media LLC	—	130,000	—
Distributions from equity method investments	43	1,308	73
Net cash provided by (used in) investing activities—discontinued operations	(842)	4,945	113,760

Net cash provided by (used in) investing activities	(4,204)	131,291	113,986

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2011	2012	2013
FINANCING ACTIVITIES:
Payments on long-term debt	(29,156)	(146,151)	(279,716)
Proceeds from long-term debt	19,000	50,941	181,198
Settlement of tax withholding obligations	(90)	(86)	(220)
Dividends and distributions paid to noncontrolling interests	(4,413)	(4,152)	(5,103)
Proceeds from exercise of stock options and employee stock purchases	—	—	302
Payments for debt related costs	—	(4,191)	(9,343)
Acquisition of rights in and purchase of preferred stock	—	(31,685)	—
Net cash used in financing activities—discontinued operations	(1,176)	—	—
Other	—	3	—

Net cash used in financing activities	(15,835)	(135,321)	(112,882)

Effect of exchange rate on cash and cash equivalents	(266)	(177)	167
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(746)	(449)	3,116
CASH AND CASH EQUIVALENTS:
Beginning of period	6,814	6,068	5,619

End of period	$6,068	$5,619	$8,735

SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from)—
Interest	$21,176	$25,368	$21,811
Income taxes	(7,026)	1,007	2,175
Non-cash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,756	1,090	1,798

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis,” the “Company,” or “we”). Emmis’ foreign subsidiaries, which are now classified as discontinued operations, reported on a fiscal year ending December 31, which Emmis consolidated into its fiscal year ending February 28 (29). All significant intercompany balances and transactions have been eliminated.

b. Organization

Emmis is a diversified media company with radio broadcasting and magazine publishing operations. We own and operate three FM radio stations serving the nation’s top two markets – New York and Los Angeles, although one station in New York is operated pursuant to a Local Marketing Agreement (LMA) whereby a third party provides the programming for the station and sells all advertising within that programming. Additionally, we own and operate fifteen FM and three AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our radio businesses, we operate a radio news network in Indiana, and publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati and Orange Coast.

Substantially all of ECC’s business is conducted through its subsidiaries. Our credit agreement, dated December 28, 2012 (the “2012 Credit Agreement”), contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.

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

d. Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 28, 2013 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2011	1,734	669	(1,044)	1,359
Year ended February 29, 2012	1,359	232	(576)	1,015
Year ended February 28, 2013	1,015	86	(578)	523

e. Local Programming and Marketing Agreement Fees

The Company from time to time enters into local programming and marketing agreements (LMAs) in connection with acquisitions and dispositions of radio stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the acquiring company makes specified periodic payments to the holder of the FCC license in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The acquiring company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company has also entered into a strategic, long-term LMA in New York City which is not associated with the sale of the underlying FCC License. See below for more discussion of the New York LMA.

On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KXOS-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KXOS-FM started on April 15, 2009 and terminated upon the sale of the station on August 23, 2012 (see Note 8 for more discussion of the sale transaction).

On June 20, 2011, Emmis entered into an LMA for WRXP-FM in New York, WKQX-FM in Chicago and WLUP-FM in Chicago with LMA Merlin Media LLC. The LMA for these stations started on July 15, 2011 and terminated upon the sale of a controlling interest in these stations on September 1, 2011 (see Note 8 for more discussion of the sale transaction).

On April 26, 2012, the Company entered into an LMA with New York AM Radio, LLC (“98.7FM Programmer”) pursuant to which, commencing April 30, 2012, 98.7FM Programmer purchased from Emmis the right to provide programming on 98.7FM until August 31, 2024. Disney Enterprises, Inc., the parent company of 98.7FM Programmer, has guaranteed the obligations of 98.7FM Programmer under the LMA. The Company retains ownership and control of the Station, including the related FCC license during the term of the LMA and will receive an annual fee from 98.7FM Programmer of $8.4 million for the first year of the term under the LMA, which fee will increase by 3.5% each year thereafter until the LMA’s termination. LMA fee revenue is recorded on a straight-line basis over the term of the LMA. Emmis retains the FCC License of 98.7FM after the term of the LMA expires.

LMA fees, recorded as net revenues (except for discontinued operations) in the accompanying consolidated statements of operations, for the three years ended February 28, 2013 were as follows:

	For the years ended February 28 (29)
	2011	2012	2013
Continuing Operations:
98.7FM, New York	$—	$—	$8,609
Merlin Media	—	310	—

Total	$—	$310	$8,609

Discontinued Operations:
KXOS-FM, Los Angeles	$7,000	$7,000	$3,331

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

h. Property and Equipment

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1q for more discussion of impairment losses related to our property and equipment. Depreciation expense for the years ended February 2011, 2012 and 2013 was $5.6 million, $4.7 million and $4.7 million, respectively.

i. Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2013.

Definite-lived Intangibles

The Company’s definite-lived intangible assets are trademarks which are amortized over the period of time the trademarks are expected to contribute directly or indirectly to the Company’s future cash flows.

j. Discontinued operations and assets held for sale

The results of operations and related disposal costs, gains and losses for business units that the Company has sold, expects to sell, or has ceased operations are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Year ended February 28 (29),
	2011	2012	2013
Income (loss) from operations:
Slager (Radio)	$(2,740)	$(312)	$—
Flint Peak Tower Site (Radio)	362	1	—
KXOS-FM (Radio)	2,570	(261)	(223)
Emmis Interactive Inc. (Radio)	(4,906)	(4,692)	(2,815)
Slovakia Radio Network (Radio)	1,720	1,160	782
Bulgaria Radio Network (Radio)	(1,128)	(618)	(810)
Sampler Publications (Publishing)	1,495	387	(171)

Total	(2,627)	(4,335)	(3,237)
Provision for income taxes	5,593	5,544	532

Income (loss) from operations, net of tax	(8,220)	(9,879)	(3,769)
Gain on sale of discontinued operations:
Flint Peak Tower Site (Radio)	—	4,882	—
KXOS-FM (Radio)	—	—	32,757
Emmis Interactive Inc. (Radio)	—	—	(654)
Slovakia Radio Network (Radio)	—	—	14,798
Bulgaria Radio Network (Radio)	—	—	(1,254)
Sampler Publications (Publishing)	—	—	695

Total	—	4,882	46,342
Benefit for income taxes	—	—	(7,507)

Gain on sale of discontinued operations, net of tax	—	4,882	53,849
Income (loss) from discontinued operations, net of tax	$(8,220)	$(4,997)	$50,080

In accordance with the provisions of Accounting Standards Codification (“ASC”) 205-20-45, the Company allocated interest expense to discontinued operations associated with the portion of term loans required to be repaid as a result of dispositions.

Discontinued Operation – Slovakia Radio

On February 25, 2013, Emmis completed the sale of its Slovakian radio network to Bauer Ausland 1 GMBH for $21.2 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $14.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. Emmis included the results of operations of its Slovakian radio network for the period January 1, 2012 through the sale of the network on February 25, 2013 in discontinued operations in its year ended February 28, 2013. Net income of the Slovakia radio network for the period beginning January 1, 2013 through the sale of the network on February 25, 2013 was not material.

The operations of our Slovakian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Slovakian radio network for all periods presented:

	For the year ended February 28 (29),
	2011	2012	2013
Net revenues	$13,006	$12,111	$11,375
Station operating expenses, excluding depreciation and amortization expense	8,498	8,151	8,663
Depreciation and amortization	1,800	1,291	781
Gain on sale of assets	—	—	244
Interest expense	783	1,517	1,461
Other expense (income), net	205	(8)	(68)
Gain on sale of business	—	—	14,798
Provision for income taxes	693	644	532

Discontinued Operation – Bulgaria Radio

On January 3, 2013, Emmis completed the sale of its Bulgarian radio network to Reflex Media EEOD for $1.7 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $1.3 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. The loss on disposal primarily resulted from the reclassification of accumulated currency translation adjustments.

The operations of our Bulgarian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Bulgarian radio network for all periods presented:

	For the year ended February 28 (29),
	2011	2012	2013
Net revenues	$1,421	$1,407	$1,152
Station operating expenses, excluding depreciation and amortization expense	2,223	1,990	1,769
Depreciation and amortization	318	239	174
Other expense (income), net	8	(204)	19
Loss on sale of business	—	—	(1,254)

Discontinued Operation — Emmis Interactive

On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allowed Emmis to mitigate expected future operating losses and focus its efforts on its domestic radio operations and other promising technology initiatives. Marketron assumed operating control of Emmis Interactive, Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which is primarily related to severance for former employees and is included in income from discontinued operations in the accompanying consolidated statements of operations.

The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of Emmis Interactive Inc. for all periods presented:

	For the year ended February 28 (29),
	2011	2012	2013
Net revenues	$3,908	$4,809	$2,743
Station operating expenses, excluding depreciation and amortization expense	7,847	8,656	4,698
Depreciation and amortization	967	845	257
Other income, net	—	—	(134)
Impairment loss	—	—	737
Loss on sale of business	—	—	(654)

Discontinued Operation – Country Sampler, Smart Retailer and related publications

On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s 2006 Credit Agreement (as defined in Note 5). In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations.

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

The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	For the year ended February 28 (29),
	2011	2012	2013
Net revenues	$8,935	$8,462	$5,298
Station operating expenses, excluding depreciation and amortization expense	6,994	7,250	4,985
Depreciation and amortization	76	86	44
Loss on disposal of assets	—	23	—
Interest expense	370	716	440
Gain on sale of business	—	—	695
Provision (benefit) for income taxes	516	516	(2,764)

Discontinued Operation – KXOS-FM

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail above.

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

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	For the years ended February 28 (29),
	2011	2012	2013
Net revenues	$7,000	$7,000	$3,331
Station operating expenses, excluding depreciation and amortization expense	446	93	27
Depreciation and amortization expense	521	462	169
Gain on sale of assets	—	1	—
Interest expense	3,463	6,707	3,358
Gain on sale of station, net of taxes	—	—	32,757
Provision (benefit) for income taxes	4,384	4,384	(4,743)

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

The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Year ended February 28 (29),
	2011	2012	2013
Net revenues	$558	$59	$—
Station operating expenses, excluding depreciation and amortization expense	128	51	—
Depreciation and amortization	68	7	—
Gain on sale of assets	—	4,882	—

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

Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Year ended February 28 (29),
	2011	2012	2012
Net revenues	$41	$30	$—
Station operating expenses, excluding depreciation and amortization expense	940	344	—
Other income (expense), net	(1,841)	2	—
Net loss attributable to minority interests	(469)	(48)	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28 (29),
	2012	2013
Current assets:
Cash and cash equivalents	$914	$579
Accounts receivable, net	4,036	128
Prepaid expenses	1,797	17
Income tax receivable	508	34
Other	177	4

Total current assets	7,432	762

Noncurrent assets:
Property and equipment, net	6,494	—
Intangible assets, net	65,161	—
Other noncurrent assets	30	—

Total noncurrent assets	71,685	—

Total assets	$79,117	$762

Current liabilities:
Accounts payable and accrued expenses	$1,949	$2,169
Accrued salaries and commissions	932	—
Deferred revenue	4,198	—
Other current liabilities	134	—

Total current liabilities	7,213	2,169

Noncurrent liabilities:
Other noncurrent liabilities	$379	$—
Deferred income taxes	391	—

Total noncurrent liabilities	770	—

Total liabilities	$7,983	$2,169

k. Advertising and Subscription Acquisition Costs

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. When determining probable future economic benefits, the Company includes in its analysis future revenues from renewals if sufficient operating history exists. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of each balance sheet date, the Company evaluates the realizability of capitalized direct-response advertising by comparing the carrying value of such assets on a campaign-by-campaign basis to the probable remaining future primary net revenues expected to result directly from such advertising. If the carrying amounts of such advertising exceed the remaining future primary net revenues that are likely to be realized from such advertising, the excess is recorded as advertising expense immediately. As of February 29, 2012 direct-response advertising costs capitalized as assets were approximately $1.4 million. No direct-response advertising costs were capitalized as of February 28, 2013. Approximately $0.2 million of capitalized direct-response advertising costs as of February 29, 2012 related to Country Sampler and are classified as a component of current assets – discontinued operations in the accompanying consolidated balance sheets. Advertising expense for the years ended February 2011, 2012 and 2013 was $4.8 million, $4.6 million and $4.1 million, respectively.

l. Investments

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For other investments held at February 28, 2013, the Company applies the accounting guidance for certain investments in debt and equity securities. Emmis’ equity method investments report on a fiscal year ending December 31, which Emmis incorporates into its fiscal year ended February 28 (29).

Emmis has various investments, the carrying values of which are summarized in the following table:

	For the years ending February 28 (29),
	2012	2013
Equity method investment—Texas tower partnership	1,531	1,400
Available-for-sale investments	160	6,489

Total investments	$1,691	$7,889

Equity method investments

Emmis, through its partnership in the Austin market, has a 25% ownership interest in a company that operated a tower site in Austin, Texas.

In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained an initial 20.6% common equity interest in Merlin Media LLC. The fair value of this common equity interest as of September 1, 2011, was approximately $5.6 million. Emmis determined that the investment in the common equity of Merlin Media LLC was impaired at February 29, 2012 and the impairment was other-than-temporary. As such, Emmis recognized an impairment loss of $13.9 million recorded in other income (expense), net in the accompanying consolidated statements of operations related to its common equity investment. See Note 8 for more discussion of the sale of a controlling interest in Merlin Media LLC and Note 15 for discussion of other income (expense), net.

Available for sale investments

Emmis’ available for sale investments are investments in the preferred shares of non-public companies. These investments are accounted for under the provisions of ASC 320.

Emmis has made investments totaling $0.5 million in iBiquity, Inc, a company that specializes in digital radio transmission technology. During the years ended February 2011, 2012 and 2013, Emmis recorded noncash impairment charges of $0.3 million, less than $0.1 million and $0.2 million, respectively, in other income (expense), net in the accompanying consolidated statements of operations, as it deemed the investment was impaired and the impairment was other-than-temporary. The impairment charge recorded during the year ended Febraury 28, 2013 reduced the carrying value of this investment to zero as of February 28, 2013.

During the year ended February 28, 2013, Emmis made investments totaling $6.0 million in Courseload, Inc, a provider of online textbooks and other course material. This investment is carried at fair value, which the Company believes approximates the original acquisition cost of $6.0 million.

During the year ended February 28, 2013, Emmis made investments totaling $0.5 million in TuneIn, Inc., an on-line access point for over-the-air radio streams and other on-demand audio programming such as podcasts, interviews and concerts. This investment is carried at fair value, which the Company believes approximates the original acquisition cost of $0.5 million.

Although no unrealized or realized gains or losses have been recognized on these investments, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the consolidated statements of operations. If the Company determines that the value of an investment is other than temporarily impaired, the Company will recognize, through the statements of operations, a loss on the investment.

Cost method investment

In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained a preferred equity interest in Merlin Media LLC with a par value of $28.7 million. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million. As the preferred equity interest in Merlin Media LLC is non-redeemable and does not have a readily determinable fair value, as defined by accounting standards, this investment is accounted for under the cost method. Emmis determined that the investment in the preferred equity of Merlin Media LLC was impaired at February 29, 2012 and the impairment was other-than-temporary. As such, Emmis recognized an impairment loss recorded in other income (expense), net in the accompanying consolidated statements of operations related to its preferred equity investment. See Note 8 for more discussion of the sale of a controlling interest in Merlin Media LLC and Note 16 for detail of other income (expense), net.

m. Deferred Revenue and Barter Transactions

Deferred revenue includes deferred magazine subscription revenue and deferred barter. Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2011, 2012 and 2013 were $12.8 million, $12.5 million and $9.2 million, respectively, and barter expenses were $13.4 million, $12.4 million, and $9.2 million, respectively.

n. Foreign Currency Translation

The functional currencies of our international radio entities, all of which have now been sold or have ceased operations, are shown in the following table. The balance sheets of these entities were translated from their functional currencies to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31 for our international radio entities). The results of operations for our international radio entities were translated using an average exchange rate for the period. During fiscal 2011 we reclassified $2.0 million of accumulated foreign currency losses related to our investment in Slager due to the substantial liquidation of that entity during the period. Subsequent to the reclassification, no translation adjustments were recorded for Slager in accumulated other comprehensive income. The net translation adjustments reflected in shareholders’ deficit during the respective periods were as follows:

	Functional	For the Years Ended February 28 (29),
	Currency	2011	2012	2013
Foreign currency transalation adjustments
Slovakia	Euro	$(773)	$(353)	$23
Bulgaria	Leva	(81)	256	(175)
Hungary	Forint	170	—	—
Reclassification due to substantial liquidation
Slovakia	Euro	$—	$—	$3,324
Bulgaria	Leva	—	—	(1,971)
Hungary	Forint	2,002	—	—

		$1,318	$(97)	$1,201

o. Earnings Per Share

ASC Topic 260 requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2011, 2012 and 2013 consisted of stock options, restricted stock awards and preferred stock.

The following table sets forth the calculation of basic and diluted net income per share from continuing operations:

	For the year ended
	February 28, 2011			February 29, 2012			February 28, 2013
			Net Loss			Net Income			Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$(17,518)	37,863	$(0.46)	$84,443	38,293	$2.21	$(8,114)	39,034	$(0.21)
Impact of equity awards	—	—		—	967		—	—
Impact of conversion of preferred stock into common stock	—	—		(53,301)	5,693		—	—

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$(17,518)	37,863	$(0.46)	$31,142	44,953	$0.69	$(8,114)	39,034	$(0.21)

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2011	2012	2013
	(shares in 000’s )
Preferred stock	6,854	—	2,288
Stock options and restricted stock awards	8,266	6,651	6,953

Antidilutive common share equivalents	15,120	6,651	9,241

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

s. National Representation Agreement

On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28 (29), 2012 and 2013.

t. Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2014 with cash and cash equivalents on hand, projected cash flows from operations, and, to the extent necessary, through its borrowing capacity under the 2012 Credit Agreement, which was approximately $15.0 million at February 28, 2013. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2014.

u. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance will not have a material impact on the Company’s financial statements, other than presentation and disclosure.

v. Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 28, 2013 presentation. The reclassifications have no impact on net income (loss) previously reported.

2. COMMON STOCK

Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2012 and 2013, no shares of Class C common stock were issued or outstanding.

3. REDEEMABLE PREFERRED STOCK

Each share of redeemable preferred stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price is $20.495, which results in a conversion ratio of 2.44 shares of common stock per share of preferred stock. Emmis may redeem the preferred stock for cash at 100% of the liquidation preference per share, which totaled $46.9 million as of February 28, 2013.

September 4, 2012 Amendments to the Articles of Incorporation

On September 4, 2012, following approval by the Company’s shareholders, the Company filed amendments to its Articles of Incorporation that modify the rights of holders of the Company’s Preferred Stock. The amendments:

•	cancelled the amount of undeclared dividends in respect of the Preferred Stock that were accumulated but undeclared on or prior to the effectiveness of the Proposed Amendments;

•

changed the designation of the Preferred Stock from “Cumulative” to “Non-Cumulative” and changed the rights of the holders of the Preferred Stock such that dividends or distributions on the Preferred Stock will not accumulate unless declared by the board of directors and subsequently not paid (and thereby effectively canceled associated rights to elect directors in the event of dividend arrearages);

•

cancelled the restrictions on Emmis’ ability to pay dividends or make distributions on, or repurchase, its Common Stock or other junior stock prior to paying accumulated but undeclared dividends or distributions on the Preferred Stock;

•

changed the ability of the holders of the Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock upon certain going-private transactions in which an affiliate of Mr. Smulyan participates that do not constitute a change of control transaction, to cause the holders of the Preferred Stock to no longer have such ability;

•

changed the ability of the holders of the Preferred Stock to convert all of such Preferred Stock to Class A Common Stock upon a change of control at specified conversion prices to cause the holders of the Preferred Stock to no longer have such ability;

•

changed the ability of holders of the Preferred Stock to vote as a separate class on a plan of merger, share exchange, sale of assets or similar transaction to the ability to vote with the Common Stock on an as-converted basis (except as may otherwise be required by law); and

•

changed the conversion price adjustment applicable to certain merger, reclassification and other transactions to provide that the Preferred Stock converts into the right to receive property that would have been receivable had such Preferred Stock been converted into Class A Common Stock immediately prior to such transaction.

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

2012 Retention Plan & Trust

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

As of the Trust’s inception and February 28, 2013, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within the applicable preferred stock classification in the accompanying consolidated balance sheets. The Company recognized approximately $0.7 million of compensation expense related to the 2012 Retention Plan during the year ended February 28, 2013.

In connection with the approval of the 2012 Retention Plan, the Trustee and the Trust entered into a Voting and Transfer Restriction Agreement with Emmis, pursuant to which Emmis has the right to direct the vote of the 400,000 shares of Preferred Stock contributed to the Trust under the 2012 Retention Plan. The Company also has the right to exchange the 400,000 shares of Preferred Stock into shares of Class A common stock at the same ratio as the conversion formula in the Preferred Stock (currently 2.44 shares of Class A common stock for each share of Preferred Stock). Subsequent to the execution of the Voting and Transfer Restriction Agreement and prior to the September 19, 2012 termination of the total return swap transactions, Emmis had the ability to direct the vote of 1,884,679 shares of Preferred Stock outstanding, or approximately 66.8% of the Preferred Stock then outstanding.

Total Return Swaps and Voting Agreements

On various dates in November 2011 and January 2012, Emmis either purchased or purchased rights in 1,871,529 shares of Preferred Stock at a weighted average price of $15.64 per share. We purchased 386,850 shares for cash and these shares were retired. The purchase price for the rights in the remaining shares was also paid in cash, but these shares were subject to total return swap arrangements. Pursuant to those agreements and arrangements, we had the ability to direct the vote of 1,484,679 shares of Preferred Stock, or approximately 61% of the Preferred Stock outstanding as of February 29, 2012. While the shares of Preferred Stock subject to total return swap and voting agreements were not retired for record purposes, they were considered extinguished for accounting purposes. Accordingly, during the year ended February 29, 2012, we recorded a gain on extinguishment of preferred stock of $61.9 million, net of transaction fees and expenses, which was recorded as a decrease to accumulated deficit and included in the computation of net income available to common shareholders in the accompanying consolidated financial statements.

In order to comply with the terms of its 2006 Credit Agreement, Emmis exercised its early termination option under the total return swap transactions that it had entered into with certain holders of 1,484,679 shares of its Preferred Stock. The termination was effective on September 19, 2012. As a result, these 1,484,679 shares of Preferred Stock have returned to the status of authorized but unissued shares, leaving 1,337,641 shares of Preferred Stock outstanding, which includes 400,000 shares held pursuant to the 2012 Retention Plan and Trust discussed above.

4. SHARE-BASED PAYMENTS

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. Prior to March 1, 2012, the Company used the simplified method to estimate the expected term for all options granted. Although the Company had granted options for many years, the historical exercise activity of our options was impacted by the way the Company processed the equitable adjustment of our November 2006 special dividend. Consequently, the Company believes that reliable data regarding exercise behavior only exists for the period subsequent to November 2006, which it determined was insufficient experience upon which to estimate the expected term through fiscal 2012. However, beginning in fiscal 2013, the Company determined that sufficient reliable data regarding its employees’ exercise behavior was available and it ceased using the simplified method. This change did not materially impact our results of operations. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2011, 2012 and 2013:

	Year Ended February 28 (29),
	2011	2012	2013
Risk-Free Interest Rate:	1.9% - 2.9%	1.2% - 2.5%	0.5% - 0.7%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0 - 6.5	6.0	4.2
Expected Volatility:	98.9% - 107.6%	110.2% - 111.3%	128.9% - 131.4%

The following table presents a summary of the Company’s stock options outstanding at February 28, 2013, and stock option activity during the year ended February 28, 2013 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,426,564	$7.26
Granted	2,481,719	0.93
Exercised (1)	830,245	0.46
Forfeited	122,377	1.47
Expired or exchanged	2,823,202	11.41

Outstanding, end of year	7,132,459	4.31	6.2	$4,085
Exercisable, end of year	3,944,355	7.05	4.1	$1,795

The weighted average grant date fair value of options granted during the years ended February 2011, 2012 and 2013 was $0.59, $0.85 and $0.77, respectively. The total intrinsic value of options exercised during the years ended February 2012 and 2013 was less than $0.1 million and $1.1 million, respectively. No options were exercised during the year ended February 2011.

A summary of the Company’s nonvested options at February 28, 2013 and changes during the year ended February 28, 2013 are presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	3,193,171	$0.58
Granted	2,481,719	0.77
Vested	2,364,409	0.52
Forfeited	122,377	1.22

Nonvested, end of year	3,188,104	0.76

There were 4.4 million shares available for future grants under the Company’s various equity plans at February 28, 2013. The vesting dates of outstanding options at February 28, 2013 range from March 2013 to March 2017, and expiration dates range from March 2013 to November 2022.

Restricted Stock Awards

The Company grants restricted stock awards to directors annually, and periodically grants restricted stock to employees. These awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s three-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants prior to fiscal 2011 were granted out of the Company’s 2004 Equity Compensation Plan. Restricted stock award grants from March 1, 2010 to November 4, 2012 were granted out of the Company’s 2010 Equity Compensation Plan and restricted stock award grants since November 5, 2012 have been granted out of the Company’s 2012 Equity Compensation Plan. The Company may also award, out of the Company’s 2012 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.

On January 16, 2013, the Company commenced an option exchange program whereby optionees holding certain fully-vested underwater stock options were given the opportunity to exchange those stock options into restricted stock with a one-year vesting term. The exchange ratios were intended to result in little to no incremental accounting cost to the Company because the fair value of the options was measured immediately prior to the exchange and compared to the fair value of the restricted stock exchanged. The exchange offer closed February 15, 2013. Pursuant to the exchange offer and based on participant elections, approximately 2.2 million stock options were cancelled and approximately 0.5 million shares of restricted stock were issued. The exchange resulted in less than $0.1 million of incremental accounting cost.

[1]	The Company did not record an income tax benefit related to option exercises in the years ended February 2011, 2012 and 2013. Cash received from option exercises during the years ended February 2012 and 2013 was less than $0.1 million and $0.3 million, respectively. No options were exercised during the year ended February 2011.

The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2013, and restricted stock activity during the year ended February 28, 2013 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of year	24,145	$0.90
Granted	1,227,866	1.87
Vested (restriction lapsed)	714,606	1.95
Forfeited	—	—

Grants outstanding, end of year	537,405	1.72

The total grant date fair value of shares vested during the years ended February 2011, 2012 and 2013 was $2.3 million, $1.0 million and $1.4 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three years ended February 2013:

	Year Ended February 28 (29),
	2011	2012	2013
Station operating expenses excluding depreciation and amortization expense	$648	$146	$852
Corporate expenses	1,100	946	2,090

Stock-based compensation expense included in operating expenses	1,748	1,092	2,942
Tax benefit	—	—	—

Recognized stock-based compensation expense, net of tax	$1,748	$1,092	$2,942

As of February 28, 2013, there was $2.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

5. LONG-TERM DEBT AND RELATED DEFERRED DEBT ISSUANCE COSTS

Long-term debt was comprised of the following at February 28 (29), 2012 and 2013:

	As of February 28 (29),
	2012	2013
2012 Credit Agreement debt (A)
Revolver	$—	$5,000
Term Loan	—	62,000

Total 2012 Credit Agreement debt	—	67,000
98.7FM nonrecourse debt (B)	—	79,068
2006 Credit Agreement debt ( C)
Revolver	6,000	—
Term Loan	87,877	—
Extended Term Loan	109,966	—

Total 2006 Credit Agreement debt	203,843	—
Senior unsecured notes (D)	33,860	—
Current maturities	(7,978)	(12,126)
Unamortized original issue discount	—	(2,448)

Total long-term debt	$229,725	$131,494

(A) 2012 Credit Agreement

On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit.

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

In addition to repaying in full the 2006 Credit Agreement and the Senior Unsecured Notes, the proceeds of the borrowings under the 2012 Credit Agreement were used for working capital needs and other general corporate purposes of Emmis, and certain other transactions permitted under the 2012 Credit Agreement.

All outstanding amounts under the 2012 Credit Agreement bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the 2012 Credit Agreement) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 2.50% to 5.00%), depending on Emmis’ ratio of consolidated total debt to consolidated EBITDA, as defined in the agreement. Interest is due on a calendar month basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning 60 days after closing, the 2012 Credit Agreement required Emmis to maintain fixed interest rates, for at least one year, on a minimum of 50% of its total outstanding debt, as defined. See Note 6 for more discussion of our interest rate swap agreement.

The term loan and revolver both mature on December 28, 2017. Beginning on April 1, 2013, the borrowings under the term loan are payable in quarterly installments equal to 2.50% of the original balance of the term loan, with the remaining balance payable December 28, 2017. Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, subject to certain exceptions, are required to be used to repay amounts outstanding under the 2012 Credit Agreement.

Approximately $0.5 million of transaction fees related to the 2012 Credit Agreement were capitalized and are being amortized over the life of the 2012 Credit Agreement. These deferred debt costs are included in other assets, net in the consolidated balance sheets. The 2012 Credit Agreement is carried on our consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.5 million as of the issuance of the debt on December 28, 2012 and $2.4 million as of February 28, 2013, is being amortized as additional interest expense over the life of the 2012 Credit Agreement.

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

We were in compliance with all financial and non-financial covenants as of February 28, 2013. Our Senior Leverage Ratio, Total Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the 2012 Credit Agreement) requirements and actual amounts as of February 28, 2013 were as follows:

As of February 28, 2013
Covenant
	Requirement	Actual Results
Maximum Senior Leverage Ratio (1)	4:00 : 1:00	3:38 : 1:00
Maximum Total Leverage Ratio (1)	4:75 : 1:00	3:38 : 1:00
Minimum Fixed Charge Coverage Ratio (1)	1:25 : 1:00	1:55 : 1:00

Proceeds from raising additional equity, issuing additional subordinated debt or from asset sales, as well as excess cash flow, are required to be used to repay amounts outstanding under the 2012 Credit Agreement.

Expected annual principal payments of long-term debt based on amounts outstanding as of February 28, 2013 are as follows:

	Principal Debt Maturities
Year Ended February 28 (29),	Credit Agreement	98.7FM Nonrecourse Debt	Total
2014	$8,000	$4,126	$12,126
2015	8,000	4,541	12,541
2016	8,000	4,990	12,990
2017	8,000	5,453	13,453
2018	35,000	6,039	41,039
Thereafter	—	53,919	53,919

Total	$67,000	$79,068	$146,068

(B) 98.7FM Nonrecourse Debt

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

[1]	(as defined in the Credit Agreement)

On April 26, 2012, the Financing Subsidiary and a subsidiary of the Financing Subsidiary, which was formed to hold the FCC License for the Station (the “License Subsidiary”), entered into a Participation Agreement (the “Participation Agreement”) with Wells Fargo and TIAA. On May 30, 2012, subsequent to the contribution of certain assets including the FCC License of 98.7FM to the License Subsidiary, the Company closed on the financing under the Participation Agreement with Wells Fargo and TIAA. Pursuant to the Participation Agreement, Wells Fargo sold to TIAA a 100% participation interest in a 4.1% promissory note issued, jointly and severally, by the Financing Subsidiary and the License Subsidiary in the principal amount of approximately $82.2 million (the “98.7FM Note”). The 98.7FM Note will mature on August 1, 2024 and bears interest at a rate equal to 4.1% per annum. Principal payments to be made under the note are reflected in the principal debt maturities table above. The 98.7FM Note is principally secured by, among other things, an assignment of the proceeds of the 98.7FM LMA and a guarantee by Disney Enterprises, Inc. As evidence of TIAA’s purchase of the participation interest in the 98.7FM Note, TIAA received a Pass-Through Certificate which entitles TIAA to receive payments made under the 98.7FM Note. In its capacity as the trustee, Wells Fargo receives fees and expenses for undertaking certain obligations related to the 98.7FM Note.

Approximately $74.7 million of the net proceeds from the 98.7FM Note were used to repay indebtedness under the 2006 Credit Agreement, including all amounts then outstanding under its revolver, $4.3 million was retained by Emmis Operating Company for general corporate purposes, including the settlement of contract termination and severance obligations related to 98.7FM as well as Extended Term Loan B exit fee obligations, and the remainder was used to pay transaction costs. Approximately $3.2 million of transaction fees related to the issuance of the 98.7FM Note were capitalized and are being amortized over the life of the 98.7FM Note, which fully matures in August 2024, which coincides with the expiration of the 98.7FM LMA. These deferred debt costs are included in other assets, net in the consolidated balance sheet.

The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM Note, as well as all operating costs of the Station. As of February 28, 2013, the Financing Subsidiary held $1.4 million of cash. Since this cash is not available for Emmis’ general corporate purposes, it is considered restricted cash and classified as other current assets in the accompanying consolidated balance sheets.

(C) 2006 Credit Agreement

The Company’s 2006 Credit Agreement consisted of (i) a $455 million term loan and (ii) a $145 million revolver. The margin over the Eurodollar Rate or the alternative base rate varied under the revolver (ranging from 0% to 2.25%), depending on Emmis’ ratio of debt to consolidated operating cash flow, as defined in the agreement. The margins over the Eurodollar Rate and the alternative base rate were 2.00% and 1.00%, respectively, for the term loan facility. Various amendments to the Company to the 2006 Credit Amendment were made from time to time. Key amendments included the following:

•

The March 3, 2009 amendment that permitted Emmis to purchase a portion of its Term B notes at an amount less than par for an aggregate purchase price of not more than $50 million and reduced the revolver from $145 million to $75 million

•	The August 19, 2009 amendment that suspended certain financial covenents of the 2006 Credit Agreement and reduced the revolver from $75 million to $20 million

•

The March 29, 2011 amendment (“Third Amendment”) that changed certain financial covenants, extended the maturity date for a portion of the term loans and amended the interest rate paid on the extended term loans to a grid whereby Emmis could pay a portion of interest in-kind. Interest rates ranged from 12.25% (all cash) to 7.5% (cash) plus 7.0% (in-kind).

In connection with the March 29, 2011 amendment, Emmis and the funds and accounts managed by Canyon Capital Advisors LLC (“Canyon”), who were the holders of the extended term loans, entered into a backstop letter agreement pursuant to which Canyon agreed to consent to the March 29, 2011 amendment and to purchase loans necessary to provide the required Lenders consent to the amendment. In consideration of Canyon’s entering into the Backstop Letter Agreement, Canyon received an exit fee of 6% (or 3% during the first six months after the Third Amendment effective date) on the Tranche B Term Loans and revolving credit commitments held or purchased by funds or accounts managed by Canyon as of March 29, 2011. The exit fee was recognized over the term of the extended term loans as interest expense. On August 3, 2012, in connection with an amendment to the 2006 Credit Agreement, the exit fee was increased to 7% on the $27.4 million remaining balance of the extended term loans.

(D) Senior Unsecured Notes

On November 10, 2011, Emmis entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Zell Credit Opportunities Master Fund, L.P. Interest on the senior unsecured notes was paid in kind and compounded quarterly at a rate of 22.95% per annum. The senior unsecured notes were repaid in full on December 28, 2012 in connection with the Company’s refinancing of its senior credit facility. All amounts paid on December 28, 2012 to retire the senior unsecured notes are classified as a financing activity in the accompanying consolidated statements of cash flows.

Loss on debt extinguishment

During the year ended February 28, 2013, the Company recorded a $0.4 million loss related to the write-off of debt fees and a $2.7 million loss related to the redemption premium it paid in connection with the full repayment of its senior unsecured notes. Also, the Company recorded a $1.4 million loss related to the write-off of debt fees associated with the 2006 Credit Agreement that was repaid on various dates throughout fiscal 2013.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage interest rate exposure with the following objectives:

•	manage current and forecasted interest rate risk while maintaining optimal financial flexibility and solvency

•	proactively manage the Company’s cost of capital to ensure the Company can effectively manage operations and execute its business strategy, thereby maintaining a competitive advantage and enhancing shareholder value

•	comply with covenant requirements in the Company’s credit facility

Cash Flow Hedges of Interest Rate Risk

The Company utilizes interest rate derivatives to add stability to cash payments for interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its 2012 Credit Agreement, the Company is required to fix or cap the interest rate on at least 50% of its Term Loan exposure for a two-year period ending December 28, 2014. The requirement to fix or cap interest rates can be reduced to a one-year period provided the Company’s Senior Leverage Ratio (as defined in the 2012 Credit Agreement) is at or under 2.50:1:00 as of May 31, 2014. The terms of the Company’s 2006 Credit Agreement required the Company to fix or cap interest rates on at least 30% of its debt outstanding. All derivative instruments related to the 2006 Credit Agreement matured by March 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the years ended February 2011, 2012 or 2013. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2014, the Company estimates that less than $0.1 million will be reclassified as an increase to interest expense.

In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of February 28, 2013.

The Company does not generally use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2013. The accumulated other comprehensive loss balance related to our derivative instruments at February 28, 2013 was $0.1 million. The fair value of the derivative instruments was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on February 28, 2013, if the agreement was transferred to another party or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the year ended February 28, 2013, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments Liability Derivatives
	As of February 29, 2012		As of February 28, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements (Long-Term Portion)	N/A	—	Other Noncurrent Liabilities	107

Total derivatives designated as hedging instruments		$—		$107

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended February 2011, 2012 and 2013.

	For the Year Ended February 28 (29),
Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	2011	2012	2013	(Effective Portion)	2011	2012	2013	Effectiveness Testing)	2011	2012	2013
Interest Rate Swap Agreements	$(562)	$—	$(107)	Interest expense	$(4,333)	$(297)	$—	N/A	$—	$—	$—

Total	$(562)	$—	$(107)		$(4,333)	$(297)	$—		$—	$—	$—

Credit-risk-related Contingent Features

The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to its interest rate swap is Fifth Third Bank.

In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2013, this CVA was immaterial to the fair value of our derivative instrument.

The Company’s interest rate swap agreement with Fifth Third Bank incorporates the loan covenant provisions of the Company’s 2012 Credit Agreement. Fifth Third Bank is a lender under the Company’s 2012 Credit Agreement. Failure to comply with the loan covenant provisions of the 2012 Credit Agreement could result in the Company being in default of its obligations under the interest rate swap agreement.

As of February 28, 2013, the Company has not posted any collateral related to the interest rate swap agreement.

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28 (29), 2012 and 2013. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,489	$6,489

Total assets measured at fair value on a recurring basis	$—	$—	$6,489	$6,489

Interest rate swap agreement	$—	$107	$—	$107

Total liabilities measured at fair value on a recurring basis	$—	$107	$—	$107

	As of February 29, 2012
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$160	$160

Total assets measured at fair value on a recurring basis	$—	$—	$160	$160

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in level 3 categorization. At February 28, 2013, the investments are primarily carried at their cost basis, which management believes approximates fair value, due to the recent purchase of these investments.

Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve and is therefore considered a level 2 measurement.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Year Ended February 29, 2012		For the Year Ended February 28, 2013
	Available For Sale Securities	Derivative Instruments	Available For Sale Securities
Beginning Balance	$189	$297	$160
Purchases	—	—	6,489
Other than temporary impairment loss	(29)	—	(160)
Realized losses included in earnings	—	(297)	—
Changes in other comprehensive income	—	—	—

Ending Balance	$160	$—	$6,489

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 10, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a level 3 measurement, due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).

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

• Credit Agreement debt: As of February 29, 2012, the fair value of the Company’s 2006 Credit Agreement debt was $198.0 million, while the carrying value was $203.8 million. The Company’s assessment of the fair value of the Credit Agreement debt is based on bid prices for the portion of debt that is actively traded and is considered a level 2 measurement. The Extended Term Loans were not actively traded and were considered a level 3 measurement (see Note 5 for more discussion of the Extended Term Loans). As of February 28, 2013, the fair value of the Company’s 2012 Credit Agreement debt approximates its carrying value of $64.6 million, primarily due to the execution of the debt agreements during the fourth quarter of fiscal 2013. However, the Company’s 2012 Credit Agreement debt is not actively traded and is considered a level 3 measurement.

• 98.7FM nonrecourse debt: The Company believes that the carrying value of the 98.7FM nonrecourse debt approximates its fair value as of February 28, 2013. The 98.7FM nonrecourse debt is not actively traded and is considered a level 3 measurement (see Note 5 for more discussion of the 98.7FM nonrecourse debt).

8. ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

Sale of Slovakia radio operations

On February 25, 2013, Emmis completed the sale of its Slovakian radio network to Bauer Ausland 1 GMBH for $21.2 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. The sale of our Bulgarian radio network on January 3, 2013 created a one-time tax benefit that we could use if we sold the Slovakian network on or before February 28, 2013. The sale In connection with the sale, Emmis recorded a gain on sale of assets of approximately $14.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. Finalization of the transaction is subject to further working capital adjustments.

Sale of Bulgarian radio operations

On January 3, 2013, Emmis completed the sale of its Bulgarian radio network to Reflex Media EEOD for $1.7 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $1.3 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. The loss on disposal primarily resulted from the reclassification of accumulated currency translation adjustments.

Sale of Emmis Interactive Inc.

On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allowed Emmis to mitigate expected future operating losses. Marketron had assumed operating control of Emmis Interactive, Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which is primarily related to severance for former employees and is included in income from discontinued operations in the accompanying consolidated statements of operations.

Sale of Sampler Publications

On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s 2006 Credit Agreement. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations

Sale of KXOS-FM

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail in Note 1 to the accompanying consolidated financial statements.

Sale of controlling interest in WRXP-FM, WKQX-FM AND WLUP-FM

On September 1, 2011, the Company completed the sale of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owned the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233) (collectively the “Merlin Stations”). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans then outstanding under its credit facility. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.

On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).

In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which are governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represented 20.6% of the initial outstanding common equity interests of Merlin Media and are subject to dilution if the Company fails to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is accounted for under the cost method. See Note 1 to the accompanying consolidated financial statements for more discussion of our investments in Merlin Media. The preferred interests held by the Company are junior to initial non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to an initial $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it is precluded from reclassifying the operating results of the stations to discontinued operations.

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

Merlin Media changed the format of WKQX-FM in Chicago and WRXP-FM in New York from a music-intensive format to a news/talk format. Both stations incurred substantial start-up losses well in excess of the original business model used in the September 1, 2011 valuation. Both stations underperformed through February 29, 2012, so much so that station cash flows were expected to be substantially lower than the estimated cash flows used in the September 1, 2011 valuation of our retained common and preferred equity interests. As such, Emmis reassessed the fair value of the retained common and preferred equity interests using the same valuation methodology described above with updated assumptions, and determined that our equity interests were fully impaired. The Company believes that the magnitude of the impairment and the potentially prolonged recovery period indicate that the impairment is other-than-temporary. As such, Emmis wrote-off the remaining carrying value of its investments in Merlin Media LLC. The total equity method loss and other-than-temporary impairment loss recognized related to Merlin Media LLC of $16.4 million is recognized in other income (expense), net in the accompanying consolidated statements of operations. During the year ended February 28, 2013, Merlin Media sold WRXP-FM in New York to a third party and changed the format of WKQX-FM in Chicago to a music-intensive format.

Under the LLC Agreement, the Company is entitled initially to appoint one out of five members of Merlin Media’s board of managers and has limited consent rights with respect to specified transactions. The Company has no obligation to make ongoing capital contributions to Merlin Media, but as noted above is subject to dilution if it fails to participate pro rata in future capital calls. As of February 28, 2013, due to our nonparticipation in capital contributions to Merlin Media, our common equity ownership interest is approximately 17.5%.

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

10. INTANGIBLE ASSETS AND GOODWILL

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews goodwill and other intangibles at least annually for impairment. In connection with any such review, if the recorded value of goodwill and other intangibles is greater than its fair value, the intangibles are written down and charged to results of operations. FCC licenses are renewed every eight years at a nominal cost, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. Radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.

Impairment testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. In connection with the LMA discussed in Note 1, the Company separated the two New York stations into separate units of accounting. In connection with the separation of the stations into separate units of accounting, the Company performed an interim impairment test of those licenses. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 28, 2011	N/A	N/A	N/A	$7,005	$—	$—	$7,005
Year Ended February 29, 2012	N/A	N/A	N/A	—	—	—	—
Year Ended February 28, 2013	10,971	—	—	—	448	—	11,419

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

Assumptions incorporated into the annual impairment testing as of December 1, 2012 were similar to those used in our December 1, 2011 annual impairment testing. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2013.

	December 1, 2010	December 1, 2011	December 1, 2012
Discount Rate	12.0% - 12.3%	11.9% - 12.2%	11.9% - 12.3%
Long-term Revenue Growth Rate	2.5% - 3.5%	2.5% - 3.3%	2.3% - 3.3%
Mature Market Share	3.1% - 28.2%	3.2% - 29.4%	3.2% - 29.4%
Operating Profit Margin	25.1% - 37.1%	26.0% - 37.2%	25.1% - 38.3%

As of February 28 (29), 2012 and 2013, the carrying amounts of the Company’s FCC licenses were $213.0 million ($52.3 million of which related to KXOS-FM and has been reclassified to noncurrent assets – discontinued operations in the accompanying consolidated balance sheets) and $150.5 million, respectively. These amounts are entirely attributable to our radio division. The change in FCC license carrying amounts during the year ended February 28, 2013 was attributable to an impairment charge related to one of our New York FCC Licenses and the sale of one of our stations in Los Angeles. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2012 and 2013 for each unit of accounting. As noted above, each unit of accounting is a cluster of radio stations in one geographical market, except for our New York cluster in which 98.7FM is being operated under a Local Marketing Agreement by another broadcaster.

	Change in FCC License Carrying Values
	As of	Sale of controlling interest	As of	Change in Unit			Sale of	As of
Unit of Accounting	February 28, 2011	in Merlin Media LLC	February 29, 2012	of Accounting	Purchases	Impairment	KXOS-FM	February 28, 2013
Continuing Operations
New York Cluster	$145,588	$(71,495)	$74,093	$(74,093)	$—	$—	$—	$—
WQHT-FM (New York)	—	—	—	2,597	—	—	—	2,597
98.7FM (New York)	—	—	—	71,496	—	(10,971)	—	60,525
Austin Cluster	39,025	—	39,025	—	230	—	—	39,255
Chicago Cluster	44,292	(44,292)	—	—	—	—	—	—
St. Louis Cluster	27,692	—	27,692	—	—	—	—	27,692
Indianapolis Cluster	17,274	—	17,274	—	380	—	—	17,654
KPWR-FM (Los Angeles)	2,018	—	2,018	—	—	—	—	2,018
Terre Haute Cluster	574	—	574	—	207	—	—	781

Total Continuing Operations	276,463	(115,787)	160,676	—	817	(10,971)	—	150,522
Discontinued Operations
KXOS-FM (Los Angeles)	52,333	—	52,333	—	—	—	(52,333)	—

Grand Total	$328,796	$(115,787)	$213,009	$—	$817	$(10,971)	$(52,333)	$150,522

Valuation of Goodwill

ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2012, the Company applied a market multiple of 7.0 times and 5.0 to 7.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2013.

During our December 1, 2012 annual goodwill impairment test, the Company wrote off $0.4 million of goodwill associated with our Indianapolis Monthly publication. Declining operating performance of Indianapolis Monthly resulted in a step-one indication of impairment for Indianapolis Monthly on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of Indianapolis Monthly goodwill of $0.4 million was impaired.

As of February 28 (29), 2012 and 2013, the carrying amount of the Company’s goodwill was $24.2 million ($11.1 million of which related to Country Sampler and our Slovakian radio operations and has been reclassified to noncurrent assets – discontinued operations in the accompanying consolidated balance sheets) and $12.6 million. The table below presents the changes to the carrying values of the Company’s goodwill for the year ended February 2013 for each unit of accounting. Goodwill carrying values did not change during the year ended February 29, 2012. As noted above, each reporting unit is a cluster of radio stations in one geographical market and magazines on an individual basis. We have previously written off all goodwill associated with our Austin cluster except for the portion of historical goodwill that exists at the Austin partnership level attributable to noncontrolling interests.

	Change in Goodwill Carrying Values
	As of Febraury 29,			As of Febraury 28,
Unit of Accounting	2012	Impairment	Sale of Entity	2013
Continuing Operations
Indianapolis Cluster	$265	$—	$—	$265
Austin Cluster	4,338	—	—	4,338

Total Radio Segment	4,603		—	4,603

Indianapolis Monthly	448	(448)	—	—
Texas Monthly	8,036	—	—	8,036

Total Publishing Segment	8,484	(448)	—	8,036

Total continuing operations	13,087	(448)	—	12,639
Discontinued Operations
Slovakia	1,703	—	(1,703)	—
Country Sampler	9,385	—	(9,385)	—

Total discontinued operations	11,088	—	(11,088)	—

Grand total	$24,175	$(448)	$(11,088)	$12,639

Definite-lived intangibles

The following table presents the weighted-average remaining useful life at February 28, 2013 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28 (29), 2012 and 2013:

		February 29, 2012			February 28, 2013
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Continuing operations
Trademarks	12.3	$749	$502	$247	$749	$524	$225
Favorable office leases	0.0	688	677	11	—	—	—

Total continuing operations		1,437	1,179	258	749	524	225
Discontinued operations
Foreign broadcasting licenses	0.0	8,716	6,976	1,740	—	—	—

Grand total		$10,153	$8,155	$1,998	$749	$524	$225

Total amortization expense from definite-lived intangibles related to continuing operations was less than $0.1 million for each of the years ended February 2011, 2012 and 2013. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

YEAR ENDED FEBRUARY 28 (29),
2014	$19
2015	18
2016	18
2017	18
2018	18

11. EMPLOYEE BENEFIT PLANS

a. Equity Incentive Plans

The Company has stock options and restricted stock grants outstanding that were issued to employees or non-employee directors under one or more of the following plans: 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, the 2004 Equity Compensation Plan, the 2010 Equity Compensation Plan and the 2012 Equity Compensation Plan. These outstanding grants continue to be governed by the terms of the applicable plan.

2012 Equity Compensation Plan

At the 2012 annual meeting, the shareholders of Emmis approved the 2012 Equity Compensation Plan (“the Plan”). Under the Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2010 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 3.4 million shares of common stock were available for grant at February 28, 2013.

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

Since April 2010, employee contributions have been matched at 33% up to a maximum of 6% of eligible compensation. Emmis’ discretionary contributions to the plan totaled $1.1 million, $0.9 million and $0.9 million for the years ended February 2011, 2012 and 2013, respectively. Approximately $0.4 million of the contribution for the year ended February 28, 2011 was made in the form of Class A common stock. All other discretionary contributions were made in cash.

c.	Defined Contribution Health and Retirement Plan

Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $0.4 million, $0.4 million and $0.1 million for the years ended February 2011, 2012 and 2013, respectively.

12. OTHER COMMITMENTS AND CONTINGENCIES

a. Commitments of our continuing operations

The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2013 as follows:

Year ending	Operating	Syndicated	Employment	Other
February 28 (29),	Leases	Programming	Agreements	Contracts	Total
2014	$5,708	$903	$11,683	$5,853	$24,147
2015	6,507	405	5,631	2,080	14,623
2016	6,177	195	2,614	146	9,132
2017	6,067	—	446	150	6,663
2018	5,432	—	—	155	5,587
Thereafter	26,454	—	—	52	26,506

Total	$56,345	$1,503	$20,374	$8,436	$86,658

Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through June 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense for continuing operations during the years ended February 2011, 2012 and 2013 was approximately $7.8 million, $6.8 million and $7.5 million, respectively. The Company recognized approximately $0.3 million and $0.9 million of sublease income as a reduction of rent expense for the years ended February 2012 and 2013, respectively. No sublease income was recognized during the year ended February 2011. Total minimum sublease rentals to be received in the future under noncancelable subleases as of February 28, 2013 were as follows:

Year ending	Noncancelable
February 28 (29),	Sublease rentals
2014	$422
2015	773
2016	773
2017	773
2018	193

Total	$2,934

b. Litigation

The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. During the years ended February 2011, 2012 and 2013, the Company incurred Hungary license litigation expenses of approximately $0.3 million, $0.9 million and $1.4 million, respectively.

Emmis and certain of its officers and directors were named as defendants in a lawsuit filed April 16, 2012 by certain holders of Preferred Stock (the “Lock-Up Group”) in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al. The plaintiffs alleged, among other things, that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, as well as by issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also alleged that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation.

Emmis filed an answer denying the material allegations of the complaint, and filed a counterclaim seeking a declaratory judgment that Emmis may legally direct the voting of the Swap Shares and the Trust Shares in favor of the proposed amendments.

On August 31, 2012, the U.S. District Court denied plaintiffs request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. The matter is currently set for trial in January 2014. Emmis is defending this lawsuit vigorously.

Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

13. INCOME TAXES

United States and foreign income (loss) before income taxes for the years ended February 2011, 2012 and 2013 was as follows:

	2011	2012	2013
United States	$(2,177)	$4,305	$(7,518)
Foreign	(283)	(867)	(1,350)

Income (loss) before income taxes	$(2,460)	$3,438	$(8,868)

The benefit for income taxes for the years ended February 2011, 2012, and 2013 consisted of the following:

	2011	2012	2013
Current:
Federal	$(123)	$529	$(529)
State	(464)	1,510	(152)
Foreign	—	—	161

	(587)	2,039	(520)

Deferred:
Federal	(1,765)	(29,303)	(4,589)
State	3,211	(5,023)	(1,930)
Foreign	—	—	—

	1,446	(34,326)	(6,519)

Provision (benefit) for income taxes	$859	$(32,287)	$(7,039)

Other Tax Related Information:
Tax provision of discontinued operations	5,593	5,544	(6,975)

The provision (benefit) for income taxes for the years ended February 2011, 2012 and 2013 differs from that computed at the Federal statutory corporate tax rate as follows:

	2011	2012	2013
Computed income tax (benefit) provision at 35%	$(861)	$1,203	$(3,109)
State income tax provision (benefit)	2,747	(3,513)	(2,082)
Foreign taxes	99	303	639
Tax benefit resulting from swap expiration and related OCI reversal	(1,993)	(786)	—
Allocation of tax (benefit) provision from discontinued operations	—	—	(3,007)
Nondeductible stock compensation and Section 162 disallowance	1,066	271	127
Entertainment disallowance	529	504	430
Change in valuation allowance	338	(30,092)	6,966
Tax attributed to noncontrolling interest	(1,572)	(1,496)	(1,561)
Section 165(g) worthless stock deduction	—	—	(5,746)
Alternative minimum tax	—	529	(529)
Taxable dividend from foreign subsidiary	525	752	—
Other	(19)	38	833

Provision (benefit) for income taxes	$859	$(32,287)	$(7,039)

The components of deferred tax assets and deferred tax liabilities at February 29, 2012 and February 28, 2013 are as follows:

	2012	2013
Deferred tax assets:
Net operating loss carryforwards	$40,984	$28,760
Intangible assets	20,157	17,051
Compensation relating to stock options	2,136	2,884
Interest rate exchange agreement	—	43
Deferred revenue	2,959	2,049
Capital loss carryforwards	1,790	—
Tax credits	1,405	1,405
Investments in subsidiairies	4,199	320
Other	3,689	2,682
Valuation allowance	(58,801)	(40,552)

Total deferred tax assets	18,518	14,642

Deferred tax liabilities
Indefinite-lived intangible assets	(52,167)	(37,952)
Property and equipment	(1,544)	(1,507)
Foreign unremitted earnings	(3,148)	—
Cancellation of debt income	(13,465)	(13,136)
Other	(451)	(119)

Total deferred tax liabilities	(70,775)	(52,714)

Net deferred tax liabilities	$(52,257)	$(38,072)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company decreased its valuation allowance for all jurisdictions by a net $17.9 million to $40.9 million as of February 28, 2013 from $58.8 million as of February 29, 2012 to reflect a valuation allowance for the majority of its total domestic net deferred tax assets. The decrease in the valuation allowance was primarily the result of the sale of KXOS and Country Sampler, which reduced net operating losses and intangible assets in fiscal 2013, and the impairment of the WRKS FCC license. The Company does not benefit its deferred tax assets (“DTAs”) based on the deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because these DTLs would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs.

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

The Company has federal NOLs of $66 million and state NOLs of $153 million available to offset future taxable income. These net operating losses include an unrealized benefit of approximately $0.9 million related to share-based compensation that will be recorded in equity when realized. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2014 and February 2034. A valuation allowance has been provided for the net operating loss carryforwards related to Federal and state net operating losses as it is more likely than not that substantially all of these net operating losses will expire unutilized.

The $1.4 million of tax credits at February 28, 2013 relate primarily to alternative minimum tax carryforwards that can be carried forward indefinitely. A valuation allowance has been placed against this deferred tax asset. A valuation allowance was placed against the deferred tax asset for capital loss carry forwards in the amount of $1.8 million at February 29, 2012.

United States Federal and state deferred income taxes had been recorded on undistributed earnings of foreign subsidiaries because such earnings were not intended to be indefinitely reinvested in these foreign operations. At February 29, 2012, we had an aggregate of $7.7 million of unremitted earnings of foreign subsidiaries that, when distributed, would have resulted in additional U.S. income taxes of $3.1 million. At February 28, 2013 we have no unremitted foreign earnings.

The Company has adopted FASB Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2013, the estimated value of the Company’s net uncertain tax positions is approximately $0.7 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 29, 2012 and February 28, 2013:

	For the year ending February 28 (29),
	2011	2012	2013
Gross unrecognized tax benefit – opening balance	$(657)	$(525)	$(525)
Gross increases – tax positions in prior periods	—	—	(158)
Gross decreases—settlements with taxing authorities	—	—	—
Gross decreases – lapse of applicable statute of limitations	132	—	—

Gross unrecognized tax benefit – ending balance	$(525)	$(525)	$(683)

Included in the balance of unrecognized tax benefits at February 28, 2013 and February 29, 2012 are $0.7 million and $0.5 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2013 and in total, as of February 28, 2013, has recognized a liability for interest of $0.2 million.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various international jurisdictions. The Company has a number of federal, state and foreign income tax years still open for examination as a result of the net operating loss carryforwards. Accordingly the Company is subject to examination for both U.S. federal and certain state tax return purposes for the years ending February 29, 2004 to present.

14. SEGMENT INFORMATION

The Company’s operations are aligned into two business segments: Radio and Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate represents expenses not allocated to reportable segments.

The Company’s segments operate primarily in the United States. See Note 1 for a discussion of our discontinued international radio operations. The following tables summarize the results of operations of our business segments for the years ended February 2011, 2012, and 2013 and the total assets of our business segments as of February 2012 and 2013.

YEAR ENDED FEBRUARY 28, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$138,630	$57,454	$—	$196,084
Station operating expenses excluding depreciation and amortization expense	95,830	58,241	—	154,071
Corporate expenses excluding depreciation and amortization expense	—	—	17,819	17,819
Hungary license litigation expense	1,381	—	—	1,381
Impairment loss	10,971	448	—	11,419
Depreciation and amortization	2,451	318	1,953	4,722
(Gain) loss on disposal of fixed assets	(9,897)	20	—	(9,877)

Operating income (loss)	$37,894	$(1,573)	$(19,772)	$16,549

Assets—continuing operations	$209,721	$21,005	$30,136	$260,862
Assets—discontinued operations	630	132	—	762

Total assets	$210,351	$21,137	$30,136	$261,624

YEAR ENDED FEBRUARY 29, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$144,826	$57,392	$—	$202,218
Station operating expenses excluding depreciation and amortization expense	110,772	56,522	—	167,294
Corporate expenses excluding depreciation and amortization expense	—	—	19,096	19,096
Hungary license litigation expense	871	—	—	871
Depreciation and amortization	2,970	365	1,390	4,725
Loss on disposal of fixed assets	797	1	—	798

Operating income (loss)	$29,416	$504	$(20,486)	$9,434

Assets—continuing operations	$212,604	$24,286	$24,762	$261,652
Assets—discontinued operations	66,072	13,045	—	79,117

Total assets	$278,676	$37,331	$24,762	$340,769

YEAR ENDED FEBRUARY 28, 2011	Radio	Publishing	Corporate	Consolidated
Net revenues	$159,313	$57,173	$—	$216,486
Station operating expenses excluding depreciation and amortization expense	116,713	56,841	—	173,554
Corporate expenses excluding depreciation and amortization expense	—	—	15,710	15,710
Hungary license litigation expense	293	—	—	293
Impairment loss	7,005	—	—	7,005
Depreciation and amortization	3,918	423	1,301	5,642
Loss on disposal of fixed assets	3	—	—	3

Operating income (loss)	$31,381	$(91)	$(17,011)	$14,279

15. OTHER INCOME (EXPENSE), NET

Components of other expense, net for the three years ended February 2011, 2012 and 2013 were as follows:

	For the year ended February 28 (29),
	2011	2012	2013
Income (loss) on unconsolidated affiliate, including other-than-temporary impairment losses:
Merlin Media LLC	$—	$(16,377)	$—
Other investments	(266)	345	(211)
Interest income	69	122	87
Other	(59)	(41)	114

Total other income (expense), net	$(256)	$(15,951)	$(10)

16. RELATED PARTY TRANSACTIONS

During the year ended February 28, 2013, Emmis forgave a $1.2 million loan payable from Mr. Jeffrey H. Smulyan, our Chariman, Chief Executive Officer and President in connection with the execution of a new three-year employment agreement. This non-cash charge is included in corporate expenses, excluding depreciation and amortization expense, in the accompanying consolidated statements of operations for the year ending February 28, 2013. The forgiven loan was grandfathered under the Sarbanes-Oxley Act of 2002. Emmis no longer makes loans to executive officers and directors.

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

Emmis and certain companies controlled by Mr. Smulyan incurred various expenses in connection with the proposed going private transaction in 2010. Those expenses included approximately $1.6 million of expenses attributable to the preparation of a Proxy Statement/Offer to Exchange and related documents for the special meeting of shareholders to approve certain amendments to the Company’s articles of incorporation and for the exchange offer relating to our preferred stock, both of which were conditions to the going private transaction. Emmis incurred approximately $0.9 million of such expenses, which related to the special meeting and associated matters, and Mr. Smulyan’s companies incurred approximately $0.7 million of such expenses, which related to the exchange offer and associated matters. See Note 9 for more discussion of the going private transaction.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2013, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal 2: Election of Directors,” “Corporate Governance – Certain Committees of the Board of Directors,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors” and “Executive Compensation” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

Equity Compensation Plan Information

The following table gives information about our common stock and preferred stock that may be issued upon the exercise of options, warrants and rights under our 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, 2004 Equity Compensation Plan, 2010 Equity

Compensation Plan, 2012 Equity Compensation Plan and 2012 Retention Plan as of February 28, 2013. Our shareholders have approved these plans.

			Number of Securities Remaining
	Number of Securities to be Issued	Weighted-Average Exercise	Available for Future Issuance under
	Upon Exercise of Outstanding	Price of Outstanding Options,	Equity Compensation Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	7,132,459	$4.31	4,442,350
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	7,132,459	$4.31	4,442,350
6.25% Series A Convertible Preferred Stock
Equity Compensation Plans
Approved by Security Holders	—	—	400,000
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	—	—	400,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Independent Directors” and “Corporate Governance – Transactions with Related Persons” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

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

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/12	3.1	10/11/12

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation	X

4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/93

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amended and Restated Credit and Term Loan Agreement dated November 2, 2006		8-K		10.1	11/7/06

10.2	First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.1	3/6/09

10.3	Second Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.1	8/19/09

10.4	Third Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.2	3/30/11

10.5	Fourth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-Q	11/30/11	10.18	1/12/12

10.6	Fifth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-K	2/29/12	10.6	5/10/12

10.7	Sixth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-K	2/29/12	10.7	5/10/12

10.8	Seventh Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.1	8/30/12

10.9	Eighth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-Q	11/30/12	10.3	1/10/13

10.10	Waiver and Amendment in connection with the Restated Revolving Credit and Term Loan Agreement		10-Q	8/31/12	10.3	10/11/12

10.11	Note Purchase Agreement, dated November 10, 2011, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		TO-I		B	12/1/11

10.12	First Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-K	2/29/12	10.9	5/10/12

10.13	Second Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-K	2/29/12	10.10	5/10/12

10.13	Third Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-Q	8/31/12	10.2	10/11/12

10.14	Fourth Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-Q	11/30/12	10.2	1/10/13

10.15	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan ++		10-K	2/29/12	10.18	5/10/12

10.16	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		10-Q	5/31/12	10.18	7/12/12

10.17	Employment Agreement, dated as of December 26, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	12/28/12

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.18	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/11	10.2	1/12/12

10.19	Employment Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/11	10.1	1/12/12

10.20	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K	2/29/12	10.24	5/10/12

10.21	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K	2/29/12	10.25	5/10/12

10.22	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/09	10.31	10/9/09

10.23	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++	X

10.24	Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gregory T. Loewen ++	X

10.25	Change in Control Severance Agreement, dated as of December 21, 2012, by and between Emmis Operating Company and Gregory T. Loewen ++	X

10.26	First Amendment to the Put and Call Agreement between KMVN, LLC, KMVN License, LLC , Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC		10-Q	5/31/12	10.14	7/12/12

10.27	Second Amendment to the Put and Call Agreement between KMVN, LLC, KMVN License, LLC , Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC		8-K		10.1	7/20/12

10.28	Third Amendment to the Put and Call Agreement between KMVN, LLC, KMVN License, LLC , Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC		10-Q	8/31/12	10.4	10/11/12

10.29	Emmis Communications Corporation 2012 Retention Plan and Trust Agreement ++/		10-Q	5/31/12	10.15	7/12/12

10.30	Voting and Transfer Restriction Agreement between Emmis Communications Corporation and Jeffrey H. Smulyan as Trustee for the 2012 Retention Plan and Trust ++		10-Q	5/31/12	10.16	7/12/12

10.31	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC		8-K		10.1	4/26/12

10.32	Participation Agreement dated as of April 26, 2012, among Emmis New York Radio LLC, Emmis New York Radio License LLC, Wells Fargo Bank Northwest, National Association and Teachers Insurance and Annuity Association of America		8-K		10.2	4/26/12

10.33	Asset Purchase Agreement, dated as of April 5, 2012, among Emmis Radio, LLC, Emmis Radio License Corporation of New York, YMF Media LLC and certain other parties thereto		8-K		10.3	4/26/12

10.34	Form of Asset Purchase Agreement, dated October 1, 2012, among Emmis Publishing, L.P., Country Sampler, LLC and Big Sandy Realty, LLC		8-K		10.1	10/2/12

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.35	Credit Agreement, dated as of December 28, 2012, among Emmis Operating Company, as the Borrower, Emmis Communications Corporation., as the Parent, JP Morgan Chase Bank, N.A. as Administrative Agent and the lenders party thereto		8-K		10.2	12/28/12

10.36	Bonus Plan for Fiscal Year Ending 2013 ++		8-K		Item 1.01	5/4/12

10.37	Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Richard F. Cummings ++	X

10.38	Change in Control Severance Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/12/12

10.39	Form of Stock Option Grant Agreement ++	X

10.40	Form of Restricted Stock Grant Agreement ++	X

21	Subsidiaries of Emmis	X

23	Consent of Independent Registered Public Accounting Firm	X

24	Powers of Attorney	X

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document *	X

101.SCH	XBRL Taxonomy Extension Schema Document *	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
++	Management contract or compensatory plan or arrangement.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 8, 2013	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 8, 2013	/s/ Jeffrey H. Smulyan	President, Chairman of the Board and
	Jeffrey H. Smulyan	Director (Principal Executive Officer)

Date: May 8, 2013	/s/ Patrick M. Walsh	Executive Vice President, Chief Financial Officer,
	Patrick M. Walsh	Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2013	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 8, 2013	James M. Dubin*	Director
James M. Dubin

Date: May 8, 2013	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 8, 2013	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 8, 2013	Peter A. Lund*	Director
Peter A. Lund

Date: May 8, 2013	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 8, 2013	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact