Form 10-Q
period 2013-05-31
EMMIS COMMUNICATIONS CORP
filed 2013-06-28
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of June 21, 2013, was:

36,695,537	Shares of Class A Common Stock, $.01 Par Value
4,722,684	Shares of Class B Common Stock, $.01 Par Value
0	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended May 31,
	2012	2013
NET REVENUES	$48,968	$50,586
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $ 664 and $656, respectively	40,572	37,712
Corporate expenses excluding depreciation and amortization expense of $461 and $520, respectively	4,972	4,400
Hungary license litigation and related expenses	204	252
Impairment loss on intangible assets	10,971	—
Depreciation and amortization	1,125	1,176
Gain on sale of assets	(10,000)	—

Total operating expenses	47,844	43,540

OPERATING INCOME	1,124	7,046

OTHER EXPENSE:
Interest expense	(5,767)	(1,921)
Loss on debt extinguishment	(484)	—
Other income, net	198	7

Total other expense	(6,053)	(1,914)

(LOSS) INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,929)	5,132
(BENEFIT) PROVISION FOR INCOME TAXES	(4,415)	175

(LOSS) INCOME FROM CONTINUING OPERATIONS	(514)	4,957
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,359)	—

CONSOLIDATED NET (LOSS) INCOME	(2,873)	4,957
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,262	1,481

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(4,135)	3,476
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	249
PREFERRED STOCK DIVIDENDS	(896)	—

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,031)	$3,725

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended May 31,
	2012	2013
Amounts attributable to common shareholders for basic and diluted earnings per share:
Continuing operations	$(2,672)	$3,725
Discontinued operations	(2,359)	—

Net income attributable to common shareholders	$(5,031)	$3,725

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	$(2,672)	$3,476
Discontinued operations	(2,359)	—

Net income attributable to common shareholders	$(5,031)	$3,476

Basic net (loss) income per share attributable to common shareholders:
Continuing operations	$(0.07)	$0.09
Discontinued operations, net of tax	(0.06)	—

Net (loss) income per share attributable to common shareholders	$(0.13)	$0.09

Basic weighted average common shares outstanding	38,779	41,174
Diluted net (loss) income per share attributable to common shareholders:
Continuing operations	$(0.07)	$0.08
Discontinued operations, net of tax	(0.06)	—

Net (loss) income per share attributable to common shareholders	$(0.13)	$0.08

Diluted weighted average common shares outstanding	38,779	45,504

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended May 31,
	2012	2013
CONSOLIDATED NET (LOSS) INCOME	$(2,873)	$4,957
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	—	(44)
Cumulative translation adjustment	229	30

COMPREHENSIVE (LOSS) INCOME	(2,644)	4,943
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,285	1,481

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,929)	$3,462

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

		May 31,
	February 28,	2013
	2013	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,735	$4,959
Accounts receivable, net	28,126	32,540
Prepaid expenses	7,674	9,647
Other current assets	5,411	4,238
Current assets — discontinued operations	762	528
Total current assets	50,708	51,912

PROPERTY AND EQUIPMENT, NET	32,553	32,398
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	150,522	150,522
Goodwill	12,639	12,639
Other intangibles, net	225	220

Total intangible assets	163,386	163,381
OTHER ASSETS, NET	14,977	16,109

Total assets	$261,624	$263,800

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except share data)

		May 31,
	February 28,	2013
	2013	(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,301	$8,223
Current maturities of long-term debt (Note 4)	12,126	12,228
Accrued salaries and commissions	7,535	5,819
Accrued interest	396	392
Deferred revenue	10,862	12,629
Other current liabilities	3,518	4,174
Current liabilities — discontinued operations	2,169	1,126

Total current liabilities	44,907	44,591
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	131,494	129,537
OTHER NONCURRENT LIABILITIES	10,052	9,145
DEFERRED INCOME TAXES	38,072	38,721

Total liabilities	224,525	221,994

COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 35,907,925 shares at February 28, 2013 and 36,695,537 shares at May 31, 2013	359	367
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 28, 2013 and May 31, 2013	47	47
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, $46,882 aggregate liquidation preference and redemption amount; authorized 2,875,000 shares; issued and outstanding 1,337,641 shares at February 28, 2013 and 1,330,991 at May 31, 2013, which includes 400,000 shares in trust	9	9
Additional paid-in capital	578,555	579,240
Accumulated deficit	(588,836)	(585,360)
Accumulated other comprehensive income	(118)	(74)

Total shareholders’ deficit	(9,984)	(5,771)
NONCONTROLLING INTERESTS	47,083	47,577

Total equity	37,099	41,806

Total liabilities and equity	$261,624	$263,800

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

									Accumulated
	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity (Deficit)
BALANCE, FEBRUARY 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9	$578,555	$(588,836)	$(118)	$47,083	$37,099
Net income								3,476		1,481	4,957
Issuance of Common Stock to employees and officers	696,362	7					709				716
Exercise of stock options	91,250	1					59				60
Payments of dividends and distributions to noncontrolling interests										(957)	(957)
Purchase of preferred stock					(6,650)		(83)				(83)
Change in value of derivative instrument									44		44
Cumulative translation adjustment										(30)	(30)

BALANCE, MAY 31, 2013	36,695,537	$367	4,722,684	$47	930,991	$9	$579,240	$(585,360)	$(74)	$47,577	$41,806

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended May 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(2,873)	$4,957
Adjustments to reconcile consolidated net (loss) income to net cash (used in) provided by operating activities -
Discontinued operations	2,359	—
Impairment loss	10,971	—
Depreciation and amortization	1,420	1,401
Noncash accretion of debt instruments to interest expense	3,231	—
Loss on debt extinguishment	484	—
Provision for bad debts	90	166
(Benefit) provision for deferred income taxes	(3,920)	649
Noncash compensation	389	663
Gain on sale of assets	(10,000)	—
Other	—	(47)
Changes in assets and liabilities -
Accounts receivable	(3,079)	(4,452)
Prepaid expenses and other current assets	(578)	(1,292)
Other assets	(200)	(853)
Accounts payable and accrued liabilities	(854)	(1,485)
Deferred revenue	891	1,767
Income taxes	(664)	192
Other liabilities	(3,809)	(95)
Net cash provided by (used in) operating activities — discontinued operations	705	(68)

Net cash (used in) provided by operating activities	(5,437)	1,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(750)	(1,016)
Cash paid for investments	(2,000)	(250)
Other	21	—
Net cash used in investing activities — discontinued operations	(25)	(807)

Net cash used in investing activities	(2,754)	(2,073)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(Dollars in thousands)

	Three Months Ended May 31,
	2012	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(75,019)	(6,983)
Proceeds from long-term debt	92,198	5,000
Debt-related costs	(3,423)	(79)
Payments of dividends and distributions to noncontrolling interests	(824)	(957)
Proceeds from the exercise of stock options	21	59
Purchase of preferred stock	—	(83)
Settlement of tax withholding obligations on stock issued to employees	—	(133)

Net cash provided by (used in) financing activities	12,953	(3,176)
Effect of exchange rates on cash and cash equivalents	105	(30)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,867	(3,776)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,619	8,735

End of period	$10,486	$4,959

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,696	$1,699
Cash paid (refund from) income taxes, net	194	(666)
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	389	842

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

May 31, 2013

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2013. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2013, and the results of its operations and cash flows for the three-month periods ended May 31, 2012 and 2013.

Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2012 and 2013 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”).

The following table sets forth the calculation of basic and diluted net (loss) income per share from continuing operations:

	Three Months Ended
	May 31, 2012			May 31, 2013
			Net Loss			Net Income
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(amounts in 000’s, except per share data)
Basic net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(5,031)	38,779	$(0.13)	$3,725	41,174	$0.09
Impact of equity awards	—	—		—	2,043
Impact of conversion of preferred stock into common stock	—	—		(249)	2,287

Diluted net (loss) income per common share:
Net income available to common shareholders from continuing operations	$(5,031)	38,779	$(0.13)	$3,476	45,504	$0.08

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended May 31,
	2012	2013
	(shares in 000’s )
6.25% Series A convertible preferred stock	2,288	—
Stock options and restricted stock awards	9,166	2,399

Antidilutive common share equivalents	11,454	2,399

Discontinued Operations – Summary of results

The results of operations and related disposal costs, gains and losses for business units that the Company has sold or expects to sell are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Three months ended May 31,
	2012	2013
Income (loss) from operations:
KXOS-FM (Radio)	(141)	—
Emmis Interactive Inc. (Radio)	(727)	—
Slovakia Radio Network (Radio)	7	—
Bulgaria Radio Network (Radio)	(307)	—
Sampler Publications (Publishing)	116	—

Total	(1,052)	—
Provision for income taxes	1,307	—

Total loss from operations, net of tax	(2,359)	—

Discontinued Operation – KXOS-FM

On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail below.

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

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	Three months ended May 31,
	2012	2013
Net revenues	$1,750	$—
Station operating expenses, excluding depreciation and amortization expense	20	—
Depreciation and amortization expense	104	—
Interest expense	1,767	—
Provision for income taxes	1,096	—

Discontinued Operation — Emmis Interactive

On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allows Emmis to mitigate expected future operating losses and more clearly focus on core radio and publishing operating strategies. Marketron had assumed operating control of Emmis Interactive, Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which was primarily related to severance for former employees.

The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of the Emmis Interactive Inc. for all periods presented:

	Three months ended May 31,
	2012	2013
Net revenues	$1,239	$—
Station operating expenses, excluding depreciation and amortization expense	1,962	—
Depreciation and amortization	137	—
Other income	133	—

Discontinued Operation – Country Sampler, Smart Retailer and related publications

On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Company’s 2006 Credit Agreement. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million.

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

The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	Three months ended May 31,
	2012	2013
Net revenues	$2,319	$—
Station operating expenses, excluding depreciation and amortization expense	1,992	—
Depreciation and amortization	22	—
Interest expense	189	—
Provision for income taxes	129	—

Discontinued Operation –Slovakia Radio

On February 25, 2013, Emmis completed the sale of its Slovakian radio network to Bauer Ausland 1 GMBH for $21.2 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $14.8 million.

The operations of our Slovakian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Slovakian radio network for all periods presented:

	For the three months ended May 31,
	2012	2013
Net revenues	$2,277	$—
Station operating expenses, excluding depreciation and amortization expense	1,665	—
Depreciation and amortization	180	—
Interest expense	400	—
Other expense, net	25	—
Provision for income taxes	82	—

Discontinued Operation – Bulgaria Radio

On January 3, 2013, Emmis completed the sale of its Bulgarian radio network to Reflex Media EEOD for $1.7 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $1.3 million. The loss on disposal primarily resulted from the reclassification of accumulated currency translation adjustments.

The operations of our Bulgarian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Bulgarian radio network for all periods presented:

	For the three months ended May 31,
	2012	2013
Net revenues	$234	$—
Station operating expenses, excluding depreciation and amortization expense	429	—
Depreciation and amortization	110	—
Other expense, net	2	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2013	As of May 31, 2013
Current assets:
Cash and cash equivalents	$579	$528
Accounts receivable, net	128	—
Prepaid expenses	17	—
Other	38	—

Total current assets	$762	$528

Current liabilities:
Accounts payable and accrued expenses	$2,169	$1,126

Total current liabilities	$2,169	$1,126

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

On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024. Emmis recognized $0.9 million and $2.6 million of LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, related to the 98.8FM LMA during the three months ended May 31, 2012 and 2013, respectively.

Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company, provided programming and sold advertising for KXOS-FM in Los Angeles pursuant to an LMA from April 2009 until affiliates of GRC consummated the purchase of KXOS-FM on August 23, 2012. Emmis recognized $1.8 million of LMA fees, recorded as income from discontinued operations, net of tax, related to the KXOS-FM LMA during the three months ended May 31, 2012.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2012 and 2013:

	Three Months Ended May 31,
	2012	2013
Risk-Free Interest Rate:	0.7%	0.6%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.2	4.3
Expected Volatility:	129.5% – 131.4%	115.9%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2013, and stock option activity during the three months ended May 31, 2013 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of period	7,132,459	$4.31
Granted	330,000	1.64
Exercised (1)	86,250	0.65
Forfeited	—	—
Expired	549,926	11.08

Outstanding, end of period	6,826,283	3.68	6.6	$4,255
Exercisable, end of period	3,728,179	5.94	4.8	$2,000

(1)	The Company did not record an income tax benefit related to option exercises in the three months ended May 31, 2012 and 2013.

The weighted average grant date fair value of options granted during the three months ended May 31, 2012 and 2013, was $0.71 and $1.27, respectively.

A summary of the Company’s nonvested options at May 31, 2013, and changes during the three months ended May 31, 2013, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of period	3,188,104	$0.76
Granted	330,000	1.27
Vested	420,000	1.00
Forfeited	—	—

Nonvested, end of period	3,098,104	0.78

There were 3.9 million shares available for future grants under the Company’s various equity plans at May 31, 2013. The vesting dates of outstanding options at May 31, 2013 range from July 2013 to March 2017, and expiration dates range from March 2014 to March 2023.

Restricted Stock Awards

The Company grants restricted stock awards to directors annually, though it has granted restricted stock to employees in prior years. These awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s three-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants are granted out of the Company’s 2012 Equity Compensation Plan. The Company may also award, out of the Company’s 2012 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.

The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2013, and restricted stock activity during the three months ended May 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	537,405	$1.72
Granted	787,346	1.58
Vested (restriction lapsed)	277,346	1.46
Forfeited	181	1.73

Grants outstanding, end of period	1,047,224	1.68

The total grant date fair value of shares vested during the three months ended May 31, 2013 was $0.4 million. No shares vested during the three months ended May 31, 2012.

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

As of the Trust’s inception and May 31, 2013, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within the applicable preferred stock classification in the accompanying condensed consolidated balance sheets. The Company recognized approximately $0.1 million and $0.2 million of compensation expense related to the 2012 Retention Plan during the three months ended May 31, 2012 and 2013, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three months ended May 31, 2012 and 2013:

	Three months ended May 31,
	2012	2013
Station operating expenses	$151	$253
Corporate expenses	238	410

Stock-based compensation expense included in operating expenses	389	663
Tax benefit	—	—

Recognized stock-based compensation expense, net of tax	$389	$663

As of May 31, 2013, there was $3.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Note 3. Intangible Assets and Goodwill

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s Federal Communications Commission (“FCC”) licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.

The carrying amounts of the Company’s FCC licenses were $150.5 million as of February 28, 2013 and May 31, 2013. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed in Note 1, the Company separated the two New York stations into separate units of accounting. The Company performed an interim impairment test of the 98.7FM license as of May 1, 2012 which resulted in an impairment charge of $11.0 million. The carrying value of the 98.7FM license subsequent to the impairment charge is $60.5 million, which approximates its fair value.

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

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2013, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.

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

As of February 28, 2013 and May 31, 2013, the carrying amount of the Company’s goodwill was $12.6 million. Approximately $4.6 million of our goodwill was attributable to our radio division as of February 28, 2013 and May 31, 2013. Approximately $8.0 million of our goodwill was attributable to our publishing division as of February 28, 2013 and May 31, 2013.

Definite-lived intangibles

The Company’s definite-lived intangible assets consist of trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The trademarks have a weighted average remaining useful life of 12.1 years. Amortization expense related to trademarks is expected to be less than $0.1 million in each of the next five successive fiscal years.

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 28, 2013 and May 31, 2013:

	As of February 28,	As of May 31,
	2013	2013
2012 Credit Agreement debt :
Revolver	$5,000	$6,000
Term Loan	62,000	60,000

Total 2012 Credit Agreement debt	67,000	66,000
98.7FM nonrecourse debt	79,068	78,085
Current maturities	(12,126)	(12,228)
Unamortized original issue discount	(2,448)	(2,320)

Total long-term debt	$131,494	$129,537

2012 Credit Agreement Debt

On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit.

A portion of the proceeds under the 2012 Credit Agreement were used to repay (i) EOC’s indebtedness under and terminate the 2006 Credit Agreement, for which Bank of America, N.A. acted as administrative agent and (ii) the Notes issued under the Note Purchase Agreement dated as of November 11, 2011 between Emmis Communications Corporation, as Issuer, and Zell Credit Opportunities Master Fund, L.P., as Purchaser, as amended, (“Senior Unsecured Notes”).

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

Approximately $0.5 million of transaction fees related to the 2012 Credit Agreement were capitalized and are being amortized over the life of the 2012 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2012 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.5 million as of the issuance of the debt on December 28, 2012 and $2.3 million as of May 31, 2013, is being amortized as additional interest expense over the life of the 2012 Credit Agreement.

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

We were in compliance with all financial and non-financial covenants as of May 31, 2013. Our Senior Leverage Ratio, Total Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the 2012 Credit Agreement) requirements and actual amounts as of May 31, 2013 were as follows:

As of May 31, 2013
Covenant
	Requirement	Actual Results
Maximum Senior Leverage Ratio	4.00 : 1.00	3.21 : 1.00
Maximum Total Leverage Ratio	4.75: 1.00	3.21 : 1.00
Minimum Fixed Charge Coverage Ratio	1.25 : 1.00	1.50 : 1.00

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

Based on amounts outstanding at May 31, 2013, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2012 Credit Agreement
Year Ended	Revolver	Term Loan	98.7FM Debt	Total
February 28 (29),	Amortization	Amortization	Amortization	Amortization
2014	$—	$6,000	$3,143	$9,143
2015	—	8,000	4,541	12,541
2016	—	8,000	4,990	12,990
2017	—	8,000	5,453	13,453
2018	6,000	30,000	6,039	42,039
Thereafter	—	—	53,919	53,919

Total	$6,000	$60,000	$78,085	$144,085

Note 5. Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2014 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2014.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months ended May 31, 2012 and 2013. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2014, the Company estimates that less than $0.1 million will be reclassified as an increase to interest expense.

In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of May 31, 2013.

The Company does not generally use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2013 and May 31, 2013. The accumulated other comprehensive loss balance related to our derivative instruments at May 31, 2013 was less than $0.1 million. The fair value of the derivative instruments was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on May 31, 2013, if the agreement was transferred to another party or cancelled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the three months ended May 31, 2013, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments
	Liability Derivatives
	As of February 28, 2013		As of May 31, 2013
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Agreements (Long- Term Portion)	Other Noncurrent Liabilities	107	Other Noncurrent Liabilities	63

Total derivatives designated as hedging instruments		$107		$63

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended May 31, 2012 and 2013.

	For the three months ended May 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2013		2012	2013		2012	2013
Interest Rate Swap
Agreements	$—	$66	Interest expense	$—	$(22)	N/A	$—	$—

Total	$—	$66		$—	$(22)		$—	$—

Credit-risk-related Contingent Features

The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to its interest rate swap is Fifth Third Bank.

In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of May 31, 2013, this CVA was immaterial to the fair value of our derivative instrument.

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

As of May 31, 2013, the Company has not posted any collateral related to the interest rate swap agreement.

Note 7. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2013 and May 31, 2013. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,739	$6,739

Total assets measured at fair value on a recurring basis	$—	$—	$6,739	$6,739

Interest rate swap agreement	$—	$63	$—	$63

Total liabilities measured at fair value on a recurring basis	$—	$63	$—	$63

	As of February 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,489	$6,489

Total assets measured at fair value on a recurring basis	$—	$—	$6,489	$6,489

Interest rate swap agreement	$—	$107	$—	$107

Total liabilities measured at fair value on a recurring basis	$—	$107	$—	$107

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. At February 28, 2013 and May 31, 2013, the investments are carried at their cost basis, which management believes approximates fair value, due to the recent purchase of these investments and recent third party transactions that corroborate Emmis’ carrying value approximates current fair value.

Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve and is therefore considered a level 2 measurement.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the three months ended May 31,
	2012	2013
	Available	Available
	For Sale	For Sale	Derivative
	Securities	Securities	Instruments
Beginning Balance	$160	$6,489	$107
Purchases	—	250	—
Unrealized gains in other comprehensive income	—	—	(44)

Ending Balance	$160	$6,739	$63

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

- Long-term debt: The Company’s long-term debt is not actively traded and is considered a level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value.

Note 8. Segment Information

The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of various sold businesses have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations. The Company’s segments operate exclusively in the United States.

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2013, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months ended May 31, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$36,926	$13,660	$—	$50,586
Station operating expenses excluding depreciation and amortization expense	22,911	14,801	—	37,712
Corporate expenses excluding depreciation and amortization expense	—	—	4,400	4,400
Hungary license litigation and related expenses	252	—	—	252
Depreciation and amortization	594	62	520	1,176

Operating income (loss)	$13,169	$(1,203)	$(4,920)	$7,046

Three Months ended May 31, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$34,876	$14,092	$—	$48,968
Station operating expenses excluding depreciation and amortization expense	26,320	14,252	—	40,572
Corporate expenses excluding depreciation and amortization expense	—	—	4,972	4,972
Hungary license litigation and related expenses	204	—	—	204
Impairment loss	10,971	—	—	10,971
Depreciation and amortization	578	86	461	1,125
Gain on sale of fixed assets	(10,000)	—	—	(10,000)

Operating income (loss)	$6,803	$(246)	$(5,433)	$1,124

		As of February 28, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$209,721	$21,005	$30,136	$260,862
Assets — discontinued operations	630	132	—	762

Total assets	$210,351	$21,137	$30,136	$261,624

		As of May 31, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$216,892	$19,099	$27,281	$263,272
Assets — discontinued operations	528	—	—	528

Total assets	$217,420	$19,099	$27,281	$263,800

Note 9. Regulatory, Legal and Other Matters

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

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2013. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2012 and 2013. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2012	% of Total	2013	% of Total
	(Dollars in thousands)
Net revenues:
Local	$27,832	56.8%	$28,837	57.0%
National	8,162	16.7%	7,854	15.5%
Political	863	1.8%	208	0.4%
Publication Sales	1,552	3.2%	1,564	3.1%
Non Traditional	3,118	6.4%	3,373	6.7%
LMA Fees	861	1.8%	2,601	5.1%
Other	6,580	13.3%	6,149	12.2%

Total net revenues	$48,968		$50,586

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2013, local sales, excluding political revenues, represented approximately 81% and 71% of our advertising revenues for our radio and publishing divisions, respectively.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 62% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2012 and 2013, respectively. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2012 and 2013, representing approximately 12% our radio net revenues in both periods.

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

The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our radio net revenues. During the three months ended May 31, 2013, KPWR-FM in Los Angeles experienced revenue growth that was better than its overall market, but revenue growth at WQHT-FM in New York lagged its overall market growth. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. Relative to our competitors, we are overly dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets.

As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s (the Company’s principal operating subsidiary, hereinafter “EOC”) 2012 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 1 to our condensed consolidated financial statements for a discussion of various dispositions.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2013, we have recorded approximately $163.2 million in goodwill and FCC licenses, which represents approximately 62% of our total assets.

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

Results of Operations for the Three-month Periods Ended May 31, 2013, Compared to May 31, 2012

Net revenues:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$34,876	$36,926	$2,050	5.9%
Publishing	14,092	13,660	(432)	(3.1)%

Total net revenues	$48,968	$50,586	$1,618	3.3%

Radio net revenues increased during the three-month period ended May 31, 2013 as compared to the same period of the prior year due to strong station performance in most of the markets in which we operate. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 5.1% for the three-month period ended May 31, 2013 as compared to the same period of the prior year. Our gross revenues as reported to Miller Kaplan increased 7.4% for the three-month period ended May 31, 2013 as compared to the same period of the prior year. For the three-month period ending May 31, 2013, our gross revenues exceeded the market average in Los Angeles, St. Louis and Austin, but trailed market performance in New York and Indianapolis. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the three-month period ended May 31, 2013 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 3.5%, and our minutes sold were up 1.8%.

Publishing net revenues decreased in the three-month period ended May 31, 2013 as compared to the same period of the prior year mostly due to the division’s effort to increase the percentage of its advertising sales settled in cash and reduce the amount settled in barter. While this generally does not impact operating income, reported revenues have declined due to the reduction of barter activity. Excluding barter revenue, publishing net revenues for the three-month period ended May 31, 2013 would have increased approximately 0.4%.

Station operating expenses excluding depreciation and amortization expense:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$26,320	$22,911	$(3,409)	(13.0)%
Publishing	14,252	14,801	549	3.9%

Total station operating expenses excluding depreciation and amortization expense	$40,572	$37,712	$(2,860)	(7.0)%

Station operating expenses, excluding depreciation and amortization expense for our radio division were significantly affected by the execution of the LMA of 98.7FM on April 26, 2012. Excluding the effects of the 98.7FM LMA (including severance for the employees of WRKS), station operating expenses excluding depreciation and amortization expense would have increased approximately 4% in the three-month period ended May 31, 2013 mostly due to costs that were previously shared across our radio station cluster in New York that are now solely borne by WQHT-FM, our lone remaining station in New York that we program.

Station operating expenses excluding depreciation and amortization expense for publishing increased during the three-month period ended May 31, 2013 mostly due to the increased print production costs, increased advertising expenses, and continued strategic investments in sales, marketing and digital initiatives.

Corporate expenses excluding depreciation and amortization expense:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$4,972	$4,400	$(572)	(11.5)%

Corporate expenses excluding depreciation and amortization expense decreased primarily due to lower legal expenses related to the Company’s ongoing preferred stock litigation.

Hungary license litigation and related expenses:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$204	$252	$48	23.5%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. A jurisdictional hearing has been scheduled by the ICSID in December 2013, and the Company believes that final resolution of its claim will not occur until calendar 2015 at earliest.

Impairment loss:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss:
Radio	$10,971	$—	(10,971)	(100.0)%

Pursuant to the Company’s accounting policy, a station operating under an LMA is considered a single unit of accounting. In connection with the execution of the 98.7FM LMA during the three months ended May 31, 2012, the Company determined that the 98.7FM FCC License, considered a single unit of accounting due to the execution of an LMA, was impaired, and recorded an $11.0 million impairment charge.

Depreciation and amortization:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$578	$594	$16	2.8%
Publishing	86	62	(24)	(27.9)%
Corporate	461	520	59	12.8%

Total depreciation and amortization	$1,125	$1,176	$51	4.5%

The increase in depreciation and amortization is mostly due to corporate depreciation and amortization expense increases related to new computer equipment and software placed into service throughout fiscal 2013.

Gain on sale of assets:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of assets:
Radio	$(10,000)	$—	$10,000	(100.0)%

In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million.

Operating income:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$6,803	$13,169	$6,366	93.6%
Publishing	(246)	(1,203)	(957)	389.0%
Corporate	(5,433)	(4,920)	513	9.4%

Total operating income:	$1,124	$7,046	$5,922	526.9%

Radio operating income increased in the three-month period ended May 31, 2013 principally due to the 98.7FM LMA, which greatly reduced our operating expenses in New York, coupled with strong revenue performance at most of our markets as discussed earlier.

Publishing operating income decreased due to the changes in net revenues and operating expenses as noted above.

Corporate operating losses decreased mostly due to a reduction in legal expenses related to our ongoing preferred stock litigation.

Interest expense:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$5,767	$1,921	$(3,846)	(66.7)%

Interest expense decreased due to significant repayments of long-term debt throughout fiscal 2013, coupled with lower interest rates on long-term debt as a result of our refinancing activity in December 2012.

Loss on debt extinguishment:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$484	$—	$(484)	(100.0)%

During the three-month period ended May 31, 2012, the Company recorded a loss on debt extinguishment of $0.5 million related to the write-off of debt fees associated with term loans repaid during the quarter.

(Benefit) provision for income taxes:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(4,415)	$175	$4,590	104.0%

The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.6 million in the fiscal year ending February 2014. During the three months ended May 31, 2013, the Company recorded a benefit of approximately $0.5 million related to lower than expected state tax liabilities on asset dispositions.

The benefit in the three months ended May 31, 2012 principally relates to the tax benefit associated with our impairment loss on the 98.7FM FCC License.

Loss from discontinued operations, net of tax:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Loss from discontinued operations, net of tax	$(2,359)	$—	$2,359	(100.0)%

Our international radio operations in Hungary, Slovakia and Bulgaria, our Emmis Interactive operations, our operations of KXOS-FM and our Country Sampler operations were classified as discontinued operations in the accompanying condensed consolidated statements. These operations all terminated prior to February 28, 2013.

Consolidated net (loss) income:

	For the three months ended May 31,
	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net (loss) income	$(2,873)	$4,957	$7,830	272.5%

Consolidated net income increased due the various factors described above.

Gain on extinguishment of preferred stock:

	For the three months ended May 31,
	2012	2013	$ Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$—	$249	$249

During the three-month period ended May 31, 2013, the Company purchased 6,650 shares of its preferred stock for $12.50 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the liquidation preference of $50 per share.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our 2012 Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.

At May 31, 2013, we had cash and cash equivalents of $5.0 million and net working capital of $7.3 million. At February 28, 2013, we had cash and cash equivalents of $8.7 million and net working capital of $5.8 million. The decrease in combined working capital and cash from February 28, 2013 is mostly due to the use of cash on hand to fund $1.0 million of capital expenditures and repay $2.0 million of long-term debt. Cash and cash equivalents held at various European banking institutions at February 28, 2013 and May 31, 2013 was $6.3 million and $4.6 million, respectively. We intend to use the cash held internationally to fund costs of our ongoing litigation related to our former broadcasting license in Hungary.

In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.

Operating Activities

Cash used in operating activities was $5.4 million for the three-month period ended May 31, 2012 as compared to cash provided by operating activities of $1.5 million for the three-month period ended May 31, 2013. The increase in cash provided by operating activities is mostly due to a decrease in cash paid for interest as a result of the Company’s substantial debt repayments and lower interest rates on outstanding debt.

Investing Activities

Cash used in investing activities was $2.8 million and $2.1 million for the three-month period ended May 31, 2012 and 2013, respectively. Cash used in investing activities during the three-month period ended May 31, 2012 mostly consisted of $0.8 million of capital expenditures and a $2.0 million investment in the preferred stock of Courseload, Inc., a company that provides online access to textbooks and other course material. Cash used in investing activities during the three-month period ended May 31, 2013 mostly consisted of $1.0 million of capital expenditures, $0.8 million related to the settlement of transaction fees associated with the sale of our Bulgarian and Slovakian radio operations which are included in discontinued operations and a $0.3 million investment in the preferred stock of Courseload, Inc.

We expect capital expenditures related to continuing operations to be approximately $3 million in the current fiscal year, compared to $3.4 million in fiscal 2013. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2012 Credit Agreement.

Financing Activities

Cash provided by financing activities was $13.0 million for the three-month period ended May 31, 2012 as compared to cash used in financing activities of $3.2 million for the three-month period ended May 31, 2013. Cash used in financing activities in the three-month period ended May 31, 2013 primarily relates $2.0 million of net debt repayments and $1.0 million of distributions made to noncontrolling interests. Cash provided by financing activities in the three-month period ended May 31, 2012 primarily relates to the net borrowings of $17.2 million under our Credit Agreement and the 98.7FM nonrecourse debt, which is partially offset by $3.4 million of debt related costs incurred in connection with the issuance of the 98.7FM nonrecourse debt, and $0.8 million used to pay distributions to noncontrolling interests.

As of May 31, 2013, Emmis had $66 million of borrowings under the 2012 Credit Agreement ($8.0 million current and $58 million long-term), $78.1 million of non-recourse debt ($4.2 million current and $73.9 million long-term) and $46.9 million of Preferred Stock liquidation preference. Borrowings under the 2012 Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of May 31, 2013, our weighted average borrowing rate under our 2012 Credit Agreement was approximately 4.53%.

The debt service requirements of Emmis over the next twelve-month period are expected to be $8.0 million for mandatory repayment of term notes under our 2012 Credit Agreement and $7.3 million related to our 98.7FM non-recourse debt ($4.2 million of principal repayments and $3.1 million of interest payments). The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2012 Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

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

Intangibles

Approximately 62% of our total assets consisted of intangible assets, such as FCC broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. During the three months ended May 31, 2012 and 2013, the Company incurred Hungary license litigation expenses of approximately $0.2 million and $0.3 million, respectively.

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

General

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Emmis due to adverse changes in financial and commodity market prices and rates. Emmis is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). To manage interest-rate exposure, Emmis periodically enters into interest-rate derivative agreements. Emmis does not use financial instruments for trading and is not a party to any leveraged derivatives.

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

Based on amounts outstanding at May 31, 2013, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.3 million.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2013 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended May 31, 2013, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended May 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2013 — March 31, 2013	—	N/A	—	$—
April 1, 2013 — April 30, 2013	—	N/A	—	$—
May 1, 2013 — May 31, 2013	90,803	$1.46	—	$—

	90,803		—

Series A Non-Cumulative Convertible Preferred Stock
March 1, 2013 — March 31, 2013	—	N/A	—	$—
April 1, 2013 — April 30, 2013	—	N/A	—	$—
May 1, 2013 — May 31, 2013	6,650	$12.50	6,650	$416,875

	6,650		6,650

Item 6.	Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/12	3.1	10/11/12

3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/13	3.2	5/8/13

4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/93

10.1	Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Richard F. Cummings ++		10-K	2/28/13	10.37	5/8/13

10.2	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/13	10.23	5/8/13

10.3	Bonus Plan for Fiscal Year Ending 2013 ++		8-K		Item 5.02	5/3/13

31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ending	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document *	X

101.SCH	XBRL Taxonomy Extension Schema Document *	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	X

++	Management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: June 28, 2013	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer