Form 10-Q
period 2013-08-31
EMMIS COMMUNICATIONS CORP
filed 2013-10-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 3, 2013, was:

37,087,493	Shares of Class A Common Stock, $.01 Par Value
4,697,684	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
NET REVENUES	$52,929	$54,967	$101,897	$105,553
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $680, $665, $1,344 and $1,321, respectively	39,778	41,938	80,350	79,650
Corporate expenses excluding depreciation and amortization expense of $489, $548, $950 and $1,068, respectively	4,161	5,070	9,133	9,470
Hungary license litigation and related expenses	210	1,043	414	1,295
Impairment loss on intangible assets	—	—	10,971	—
Depreciation and amortization	1,169	1,213	2,294	2,389
Gain on sale of assets	(6)	(1)	(10,006)	(1)
Total operating expenses	45,312	49,263	93,156	92,803
OPERATING INCOME	7,617	5,704	8,741	12,750
OTHER EXPENSE:
Interest expense	(6,878)	(1,808)	(12,645)	(3,729)
Loss on debt extinguishment	(601)	—	(1,085)	—
Other (expense) income, net	(215)	33	(17)	40
Total other expense	(7,694)	(1,775)	(13,747)	(3,689)
(LOSS) INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(77)	3,929	(5,006)	9,061
(BENEFIT) PROVISION FOR INCOME TAXES	(1,509)	4	(5,924)	179
INCOME FROM CONTINUING OPERATIONS	1,432	3,925	918	8,882
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	38,776	—	36,417	—
CONSOLIDATED NET INCOME	40,208	3,925	37,335	8,882
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,217	1,354	2,479	2,835
NET INCOME ATTRIBUTABLE TO THE COMPANY	38,991	2,571	34,856	6,047
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	76	—	325
PREFERRED STOCK DIVIDENDS	(910)	—	(1,806)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$38,081	$2,647	$33,050	$6,372

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$(695)	$2,647	$(3,367)	$6,372
Discontinued operations	38,776	—	36,417	—
Net income attributable to common shareholders	$38,081	$2,647	$33,050	$6,372

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	$(695)	$2,571	$(3,367)	$6,047
Discontinued operations	38,776	—	36,417	—
Net income attributable to common shareholders	$38,081	$2,571	$33,050	$6,047

Basic net (loss) income per share attributable to common shareholders:
Continuing operations	$(0.02)	$0.06	$(0.09)	$0.15
Discontinued operations, net of tax	1.00	—	0.94	—
Net income per share attributable to common shareholders	$0.98	$0.06	$0.85	$0.15
Basic weighted average common shares outstanding	38,859	41,451	38,819	41,313

Diluted net (loss) income per share attributable to common shareholders:
Continuing operations	$(0.02)	$0.05	$(0.09)	$0.13
Discontinued operations, net of tax	1.00	—	0.94	—
Net income per share attributable to common shareholders	$0.98	$0.05	$0.85	$0.13
Diluted weighted average common shares outstanding	38,859	46,937	38,819	46,361
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
CONSOLIDATED NET INCOME	$40,208	$3,925	$37,335	$8,882
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	—	4	—	48
Cumulative translation adjustment	(540)	22	(311)	(8)
COMPREHENSIVE INCOME	39,668	3,951	37,024	8,922
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,135	1,365	2,420	2,816
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$38,533	$2,586	$34,604	$6,106

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2013	August 31, 2013
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,735	$6,821
Accounts receivable, net	28,126	34,796
Prepaid expenses	7,674	8,491
Other current assets	5,411	3,803
Current assets — discontinued operations	762	465
Total current assets	50,708	54,376
PROPERTY AND EQUIPMENT, NET	32,553	32,032
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	150,522	150,558
Goodwill	12,639	12,639
Other intangibles, net	225	214
Total intangible assets	163,386	163,411
OTHER ASSETS, NET	14,977	16,345
Total assets	$261,624	$266,164

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2013	August 31, 2013
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,301	$8,019
Current maturities of long-term debt (Note 4)	12,126	12,331
Accrued salaries and commissions	7,535	8,670
Accrued interest	396	389
Deferred revenue	10,862	12,059
Other current liabilities	3,518	5,745
Current liabilities — discontinued operations	2,169	90
Total current liabilities	44,907	47,303
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	131,494	125,530
OTHER NONCURRENT LIABILITIES	10,052	8,566
DEFERRED INCOME TAXES	38,072	39,360
Total liabilities	224,525	220,759
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 35,907,925 shares at February 28, 2013 and 36,794,152 shares at August 31, 2013	359	368
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 28, 2013 and August 31, 2013	47	47
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,882 at February 28, 2013 and $46,450 at August 31, 2013; authorized 2,875,000 shares; issued and outstanding 1,337,641 shares at February 28, 2013 and 1,328,991 at August 31, 2013, which includes 400,000 shares in trust	9	9
Additional paid-in capital	578,555	579,746
Accumulated deficit	(588,836)	(582,789)
Accumulated other comprehensive loss	(118)	(59)
Total shareholders’ deficit	(9,984)	(2,678)
NONCONTROLLING INTERESTS	47,083	48,083
Total equity	37,099	45,405
Total liabilities and equity	$261,624	$266,164

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9	$578,555	$(588,836)	$(118)	$47,083	$37,099
Net income								6,047		2,835	8,882
Issuance of Common Stock to employees and officers	711,727	7					1,174				1,181
Exercise of stock options	174,500	2					124				126
Payments of dividends and distributions to noncontrolling interests										(1,816)	(1,816)
Purchase of preferred stock					(8,650)		(107)				(107)
Change in value of derivative instrument									48		48
Cumulative translation adjustment									11	(19)	(8)
Balance, August 31, 2013	36,794,152	$368	4,722,684	$47	928,991	$9	$579,746	$(582,789)	$(59)	$48,083	$45,405

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$37,335	$8,882
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities -
Discontinued operations	(36,417)	—
Impairment loss	10,971	—
Depreciation and amortization	2,294	2,389
Noncash accretion of debt instruments to interest expense	8,939	450
Loss on debt extinguishment	1,085	—
Provision for bad debts	280	338
(Benefit) provision for deferred income taxes	(6,062)	1,288
Noncash compensation	954	3,082
Gain on sale of assets	(10,006)	(1)
Other	—	(75)
Changes in assets and liabilities -
Accounts receivable	(4,251)	(6,880)
Prepaid expenses and other current assets	436	229
Other assets	(1,334)	(1,167)
Accounts payable and accrued liabilities	(2,810)	266
Deferred revenue	(1,011)	1,197
Income taxes	(604)	(322)
Other liabilities	(6,609)	294
Net cash used in operating activities — discontinued operations	(371)	(68)
Net cash (used in) provided by operating activities	(7,181)	9,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(956)	(1,857)
Cash paid for investments, net of distributions	(3,989)	(220)
Proceeds from the sale of assets	10,006	1
Other	42	—
Net cash provided by (used in) investing activities — discontinued operations	85,463	(1,650)
Net cash provided by (used in) investing activities	90,566	(3,726)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2012	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(165,951)	(12,015)
Proceeds from long-term debt	92,198	6,000
Debt-related costs	(3,495)	(137)
Payments of dividends and distributions to noncontrolling interests	(2,158)	(1,816)
Proceeds from the exercise of stock options	134	126
Purchase of preferred stock	—	(107)
Settlement of tax withholding obligations on stock issued to employees	—	(133)
Net cash used in financing activities	(79,272)	(8,082)
Effect of exchange rates on cash and cash equivalents	(200)	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,913	(1,914)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,619	8,735
End of period	$9,532	$6,821
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$15,377	$3,285
Cash paid (refund from) income taxes, net	731	(804)
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	954	1,307

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2013
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at August 31, 2013, and the results of its operations for the three-month and six-month periods ended August 31, 2012 and 2013, and cash flows for the six-month periods ended August 31, 2012 and 2013.

Basic and Diluted Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2012 and 2013 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”).

The following table sets forth the calculation of basic and diluted net (loss) income per share from continuing operations:

	Six Months Ended
	August 31, 2012			August 31, 2013
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(3,367)	38,819	$(0.09)	$6,372	41,313	$0.15
Impact of equity awards	—	—	—	—	2,770	—
Impact of conversion of preferred stock into common stock	—	—	—	(325)	2,278	—
Diluted net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(3,367)	38,819	$(0.09)	$6,047	46,361	$0.13

	Three Months Ended
	August 31, 2012			August 31, 2013
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(695)	38,859	$(0.02)	$2,647	41,451	$0.06
Impact of equity awards	—	—	—	—	3,217	—
Impact of conversion of preferred stock into common stock	—	—	—	(76)	2,269	—
Diluted net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(695)	38,859	$(0.02)	$2,571	46,937	$0.05

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
	(shares in 000’s )
6.25% Series A convertible preferred stock	2,288	—	2,288	—
Stock options and restricted stock awards	7,274	1,929	6,898	1,980
Antidilutive common share equivalents	9,562	1,929	9,186	1,980

Discontinued Operations – Summary of results
The results of operations and related disposal costs, gains and losses for business units that the Company has sold are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Income (loss) from operations:
KXOS-FM (Radio)	$32,675	$—	$32,534	$—
Emmis Interactive Inc. (Radio)	(1,466)	—	(2,193)	—
Slovakia Radio Network (Radio)	756	—	763	—
Bulgaria Radio Network (Radio)	(146)	—	(453)	—
Sampler Publications (Publishing)	(202)	—	(86)	—
Total	31,617	—	30,565	—
Benefit from income taxes	(7,159)	—	(5,852)	—
Total income from operations, net of tax	$38,776	$—	$36,417	$—

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

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Net revenues	$1,581	$—	$3,331	$—
Station operating expenses, excluding depreciation and amortization expense	7	—	27	—
Depreciation and amortization expense	65	—	169	—
Interest expense	1,591	—	3,358	—
Gain on sale of station	32,757	—	32,757	—
Benefit from income taxes	7,572	—	6,476	—

Discontinued Operation — Emmis Interactive
On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allowed Emmis to mitigate expected future operating losses and more clearly focus on core radio and publishing operating strategies. Marketron had assumed operating control of Emmis Interactive, Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which was primarily related to severance for former employees.
The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of Emmis Interactive Inc. for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Net revenues	$1,144	$—	$2,383	$—
Station operating expenses, excluding depreciation and amortization expense	1,754	—	3,716	—
Depreciation and amortization	120	—	257	—
Impairment loss	737	—	737	—
Other income	1	—	134	—

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

The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Net revenues	$1,620	$—	$3,939	$—
Station operating expenses, excluding depreciation and amortization expense	1,612	—	3,604	—
Depreciation and amortization	22	—	44	—
Interest expense	188	—	377	—
Provision for income taxes	130	—	259	—

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
The operations of our Slovakian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Slovakian radio network for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Net revenues	$3,172	$—	$5,449	$—
Station operating expenses, excluding depreciation and amortization expense	1,863	—	3,528	—
Depreciation and amortization	174	—	354	—
Interest expense	399	—	799	—
Other (income) expense, net	(20)	—	5	—
Provision for income taxes	283	—	365	—

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
The operations of our Bulgarian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Bulgarian radio network for all periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Net revenues	$324	$—	$558	$—
Station operating expenses, excluding depreciation and amortization expense	442	—	871	—
Depreciation and amortization	27	—	137	—
Other expense, net	1	—	3	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2013	As of August 31, 2013
Current assets:
Cash and cash equivalents	$579	$465
Accounts receivable, net	128	—
Prepaid expenses	17	—
Other	38	—
Total current assets	$762	$465
Current liabilities:
Accounts payable and accrued expenses	$2,169	$90
Total current liabilities	$2,169	$90

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
On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024. During the three months ended August 31, 2012 and 2013, Emmis recognized $2.6 million and $2.6 million, respectively, of LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, related to the 98.7FM LMA. During the six months ended August 31, 2012 and 2013, Emmis recognized LMA fee revenue of $3.4 million and $5.2 million, respectively.
Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company, provided programming and sold advertising for KXOS-FM in Los Angeles pursuant to an LMA from April 2009 until affiliates of GRC consummated the purchase of KXOS-FM on August 23, 2012. Emmis recognized $1.6 million and $3.3 million of LMA fees, recorded as income from discontinued operations, net of tax, related to the KXOS-FM LMA during the three months and six months ended August 31, 2012, respectively.

Note 2. Share Based Payments
The amounts recorded as share based compensation expense consist of stock option and restricted stock grants, common stock issued to employees and directors in lieu of cash payments, and Preferred Stock contributed to the 2012 Retention Plan.
Stock Option Awards
The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding 10 years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. Generally, these options either vest annually over 3 years (one-third each year for 3 years), or cliff vest at the end of 3 years. The Company issues new shares upon the exercise of stock options.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2012 and 2013:

	Six Months Ended August 31,
	2012	2013
Risk-Free Interest Rate:	0.7%	0.6% – 1.3%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.2	4.3
Expected Volatility:	129.5% – 131.4%	108.9% – 115.9%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2013, and stock option activity during the six months ended August 31, 2013 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,132,459	$4.31
Granted	381,219	1.77
Exercised (1)	169,500	0.71
Forfeited	15,000	0.70
Expired	551,220	10.91
Outstanding, end of period	6,777,958	3.71	6.4	$12,380
Exercisable, end of period	3,658,269	6.04	4.5	$5,525

(1)	The Company did not record an income tax benefit related to option exercises in the six months ended August 31, 2012 and 2013.
The weighted average grant date fair value of options granted during the six months ended August 31, 2012 and 2013, was $0.71 and $1.36, respectively.
A summary of the Company’s nonvested options at August 31, 2013, and changes during the six months ended August 31, 2013, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,188,104	$0.76
Granted	381,219	1.36
Vested	434,634	0.98
Forfeited	15,000	0.57
Nonvested, end of period	3,119,689	0.80

There were 3.8 million shares available for future grants under the Company’s various equity plans at August 31, 2013. The vesting dates of outstanding options at August 31, 2013 range from September 2013 to March 2017, and expiration dates range from March 2014 to July 2023.

Restricted Stock Awards
The Company grants restricted stock awards to directors annually, and periodically grants restricted stock to employees in connection with employment agreements. Awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants are granted out of the Company’s 2012 Equity Compensation Plan. The Company may also award, out of the Company’s 2012 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2013, and restricted stock activity during the six months ended August 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	537,405	$1.72
Granted	802,711	1.60
Vested (restriction lapsed)	286,126	1.46
Forfeited	181	1.73
Grants outstanding, end of period	1,053,809	1.70

The total grant date fair value of shares vested during the six months ended August 31, 2012 and 2013, was less than $0.1 million and $0.4 million, respectively.
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
As of the Trust’s inception and August 31, 2013, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within the applicable preferred stock classification in the accompanying condensed consolidated balance sheets. The Company recognized approximately $0.5 million and $1.5 million of compensation expense related to the 2012 Retention Plan during the six months ended August 31, 2012 and 2013, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three and six months ended August 31, 2012 and 2013:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2013	2012	2013
Station operating expenses	$296	$1,213	$447	$1,466
Corporate expenses	269	1,206	507	1,616
Stock-based compensation expense included in operating expenses	565	2,419	954	3,082
Tax benefit	—	—	—	—
Recognized stock-based compensation expense, net of tax	$565	$2,419	$954	$3,082

As of August 31, 2013, there was $3.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

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
The carrying amounts of the Company’s FCC licenses were $150.5 million as of February 28, 2013 and $150.6 million as of August 31, 2013. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed in Note 1, the Company separated the two New York stations into separate units of accounting. The Company performed an interim impairment test of the 98.7FM license as of May 1, 2012 which resulted in an impairment charge of $11.0 million. The carrying value of the 98.7FM license subsequent to the impairment charge is $60.5 million, which approximates its fair value.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2013, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
As of February 28, 2013 and August 31, 2013, the carrying amount of the Company’s goodwill was $12.6 million. Approximately $4.6 million of our goodwill was attributable to our radio division as of February 28, 2013 and August 31, 2013. Approximately $8.0 million of our goodwill was attributable to our publishing division as of February 28, 2013 and August 31, 2013.

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The trademarks have a weighted average remaining useful life of 11.9 years. Amortization expense related to trademarks is expected to be less than $0.1 million in each of the next five successive fiscal years.

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2013 and August 31, 2013:

	As of February 28, 2013	As of August 31, 2013
2012 Credit Agreement debt :
Revolver	$5,000	$5,000
Term Loan	62,000	58,000
Total 2012 Credit Agreement debt	67,000	63,000
98.7FM nonrecourse debt	79,068	77,053
Current maturities	(12,126)	(12,331)
Unamortized original issue discount	(2,448)	(2,192)
Total long-term debt	$131,494	$125,530

2012 Credit Agreement Debt and Related Amendment
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
All outstanding amounts under the 2012 Credit Agreement bear interest, at the option of EOC, at a rate equal to the Eurodollar Rate or an alternative base rate (as defined in the 2012 Credit Agreement) plus a margin. The margin over the Eurodollar Rate or the alternative base rate varies (ranging from 2.50% to 5.00%), depending on Emmis’ ratio of consolidated total debt to consolidated EBITDA, as defined in the agreement. Interest is due on a calendar month basis under the alternative base rate and at least every three months under the Eurodollar Rate. Beginning 60 days after closing, the 2012 Credit Agreement required Emmis to maintain fixed interest rates, for at least one year, on a minimum of 50% of its total outstanding debt, as defined. See Note 7 for more discussion of our interest rate swap agreement.
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

Approximately $0.5 million of transaction fees related to the 2012 Credit Agreement were capitalized and are being amortized over the life of the 2012 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2012 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.5 million as of the issuance of the debt on December 28, 2012 and $2.2 million as of August 31, 2013, is being amortized as additional interest expense over the life of the 2012 Credit Agreement.
Borrowing under the 2012 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The 2012 Credit Agreement provides that an event of default will occur if there is a “change in control” of Emmis, as defined. The payment of principal, premium and interest under the 2012 Credit Agreement is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the 2012 Credit Agreement.

On August 9, 2013, Emmis entered into the First Amendment to Credit Agreement, Security Agreement and Subsidiary Guarantee (“First Amendment”) which allowed for the formation of NextRadio LLC, a wholly-owned subsidiary of Emmis, as an excluded subsidiary under the Credit Agreement and facilitated the transactions contemplated by the agreement with Sprint dated August 9, 2013 (see Note 5). No financial covenants were impacted by the First Amendment and total costs were less than $0.1 million.

We were in compliance with all financial and non-financial covenants as of August 31, 2013. Our Senior Leverage Ratio, Total Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the 2012 Credit Agreement) requirements and actual amounts as of August 31, 2013 were as follows:

As of August 31, 2013
	Covenant Requirement	Actual Results
Maximum Senior Leverage Ratio	4.00 : 1.00	3.12 : 1.00
Maximum Total Leverage Ratio	4.75 : 1.00	3.12 : 1.00
Minimum Fixed Charge Coverage Ratio	1.25 : 1.00	1.42 : 1.00

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

Based on amounts outstanding at August 31, 2013, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2012 Credit Agreement
Year Ended	Revolver	Term Loan	98.7FM Debt	Total
February 28 (29),	Amortization	Amortization	Amortization	Amortization
2014	$—	$4,000	$2,111	$6,111
2015	—	8,000	4,541	12,541
2016	—	8,000	4,990	12,990
2017	—	8,000	5,453	13,453
2018	5,000	30,000	6,039	41,039
Thereafter	—	—	53,919	53,919
Total	$5,000	$58,000	$77,053	$140,053

Note 5. Significant Events

Next Radio LLC - Sprint Agreement

On August 9, 2013, NextRadio LLC entered into an agreement with Sprint/United Management Company (“Sprint”) whereby Sprint agreed to pre-load the Company's smartphone application, NextRadio, in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio app. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis-related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio app on FM-enabled devices on other wireless networks.

Nearly all of the largest radio broadcasters and many smaller radio broadcasters have expressed support for NextRadio LLC's agreement with Sprint. Accordingly, NextRadio LLC has entered into a number of funding agreements with radio broadcasters and other participants in the radio industry to collect and remit cash to Sprint to fulfill the quarterly payment obligation. As part of some of these funding agreements, Emmis agreed to certain limitations on the operation of its NextRadio and TagStation businesses, including assurances of access to the NextRadio app and to TagStation (the cloud-based engine that provides data to the NextRadio app), and limitations on sale of the businesses to potential competitors of the U.S. radio industry. Emmis also granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.

NextRadio LLC made the first $3.75 million quarterly payment to Sprint on August 9, 2013. Emmis paid $0.8 million of the first quarterly payment amount, which is being expensed over the three-month period ending November 8, 2013. Emmis has determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis, which is recorded as station operating expenses, excluding depreciation and amortization expense. As of August 31, 2013, the carrying value of assets within NextRadio LLC totaled $0.6 million, which represents the balance of Emmis' prepaid asset.  NextRadio LLC had no liabilities at August 31, 2013.

Note 6. Liquidity

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

Note 7. Derivative Instruments and Hedging Activities
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

Cash Flow Hedges of Interest Rate Risk
The Company utilizes interest rate derivatives to add stability to cash payments for interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its 2012 Credit Agreement, the Company is required to fix or cap the interest rate on at least 50% of its Term Loan exposure for a two-year period ending December 28, 2014. The requirement to fix or cap interest rates can be reduced to a one-year period provided the Company’s Senior Leverage Ratio (as defined in the 2012 Credit Agreement) is at or under 2.50:1.00 as of May 31, 2014.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months and six months ended August 31, 2012 and 2013. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2014, the Company estimates that less than $0.1 million will be reclassified as an increase to interest expense.
In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of August 31, 2013.
The Company does not generally use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of February 28, 2013 and August 31, 2013. The accumulated other comprehensive loss balance related to our derivative instruments at August 31, 2013 was less than $0.1 million. The fair value of the derivative instruments was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on August 31, 2013, if the agreement was transferred to another party or canceled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the three months and six months ended August 31, 2013, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments Liability Derivatives
	As of February 28, 2013		As of August 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Agreements (Long- Term Portion)	Other Noncurrent Liabilities	107	Other Noncurrent Liabilities	59
Total derivatives designated as hedging instruments		$107		$59

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months and six months ended August 31, 2012 and 2013.

	For the Six Months Ended August 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2013		2012	2013		2012	2013
Interest Rate Swap
Agreements	$—	$93	Interest expense	$—	$(45)	N/A	$—	$—
Total	$—	$93		$—	$(45)		$—	$—

	For the Three Months Ended August 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2013		2012	2013		2012	2013
Interest Rate Swap
Agreements	$—	$27	Interest expense	$—	$(23)	N/A	$—	$—
Total	$—	$27		$—	$(23)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to its interest rate swap is Fifth Third Bank.
In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of August 31, 2013, this CVA was immaterial to the fair value of our derivative instrument.

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
As of August 31, 2013, the Company has not posted any collateral related to the interest rate swap agreement.

Note 8. Fair Value Measurements
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2013 and August 31, 2013. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,739	$6,739
Total assets measured at fair value on a recurring basis	$—	$—	$6,739	$6,739
Interest rate swap agreement	$—	$59	$—	$59
Total liabilities measured at fair value on a recurring basis	$—	$59	$—	$59

	As of February 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,489	$6,489
Total assets measured at fair value on a recurring basis	$—	$—	$6,489	$6,489
Interest rate swap agreement	$—	$107	$—	$107
Total liabilities measured at fair value on a recurring basis	$—	$107	$—	$107

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. At February 28, 2013 and August 31, 2013, the investments are carried at their cost basis, which management believes approximates fair value, due to the recent purchase of these investments and recent third party transactions that corroborate Emmis’ carrying value approximates current fair value.

Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve and is therefore considered a level 2 measurement.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Six Months Ended August 31,
	2012	2013
	Available For Sale Securities	Available For Sale Securities	Derivative Instruments
Beginning Balance	$160	$6,489	$107
Purchases	3,989	250	—
Unrealized gains in other comprehensive income	—	—	(48)
Ending Balance	$4,149	$6,739	$59

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 3, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3 for more discussion).
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

Three Months Ended August 31, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$41,259	$13,708	$—	$54,967
Station operating expenses excluding depreciation and amortization expense	28,000	13,938	—	41,938
Corporate expenses excluding depreciation and amortization expense	—	—	5,070	5,070
Hungary license litigation and related expenses	1,043	—	—	1,043
Depreciation and amortization	604	61	548	1,213
Gain of sale of fixed assets	(1)	—	—	(1)
Operating income (loss)	$11,613	$(291)	$(5,618)	$5,704

Three Months Ended August 31, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$39,964	$12,965	$—	$52,929
Station operating expenses excluding depreciation and amortization expense	25,988	13,790	—	39,778
Corporate expenses excluding depreciation and amortization expense	—	—	4,161	4,161
Hungary license litigation and related expenses	210	—	—	210
Depreciation and amortization	598	82	489	1,169
Gain on sale of fixed assets	(3)	(3)	—	(6)
Operating income (loss)	$13,171	$(904)	$(4,650)	$7,617

Six Months Ended August 31, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$78,185	$27,368	$—	$105,553
Station operating expenses excluding depreciation and amortization expense	50,911	28,739	—	79,650
Corporate expenses excluding depreciation and amortization expense	—	—	9,470	9,470
Hungary license litigation and related expenses	1,295	—	—	1,295
Depreciation and amortization	1,198	123	1,068	2,389
Gain on sale of fixed assets	(1)	—	—	(1)
Operating income (loss)	$24,782	$(1,494)	$(10,538)	$12,750

Six Months Ended August 31, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$74,840	$27,057	$—	$101,897
Station operating expenses excluding depreciation and amortization expense	52,308	28,042	—	80,350
Corporate expenses excluding depreciation and amortization expense	—	—	9,133	9,133
Hungary license litigation and related expenses	414	—	—	414
Impairment loss	10,971	—	—	10,971
Depreciation and amortization	1,176	168	950	2,294
Gain on sale of fixed assets	(10,003)	(3)	—	(10,006)
Operating income (loss)	$19,974	$(1,150)	$(10,083)	$8,741

		As of February 28, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$209,721	$21,005	$30,136	$260,862
Assets — discontinued operations	630	132	—	762
Total assets	$210,351	$21,137	$30,136	$261,624

		As of August 31, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$215,736	$21,033	$28,930	$265,699
Assets — discontinued operations	465	—	—	465
Total assets	$216,201	$21,033	$28,930	$266,164

Note 10. Regulatory, Legal and Other Matters
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
On August 31, 2012, the U.S. District Court denied plaintiffs request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. Pending a ruling on motions for summary judgment filed by the Company and by plaintiffs, the matter is currently set for trial in January 2014. Emmis is defending this lawsuit vigorously.

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

GENERAL
We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. Arbitron Inc. generally measures radio station ratings in our domestic markets on a weekly basis using a passive digital system of measuring listening (the Portable People Meter™). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2012 and 2013. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2012	% of Total	2013	% of Total	2012	% of Total	2013	% of Total
	(Dollars in thousands)
Net revenues:
Local	$25,503	48.2%	$27,265	49.6%	$53,335	52.3%	$56,102	53.2%
National	8,076	15.3%	8,360	15.2%	16,238	15.9%	16,214	15.4%
Political	237	0.4%	32	0.1%	1,100	1.1%	240	0.2%
Publication Sales	1,491	2.8%	1,536	2.8%	3,043	3.0%	3,100	2.9%
Non Traditional	8,749	16.5%	8,696	15.8%	11,867	11.6%	12,069	11.4%
LMA Fees	2,582	4.9%	2,639	4.8%	3,443	3.4%	5,240	5.0%
Other	6,291	11.9%	6,439	11.7%	12,871	12.7%	12,588	11.9%
Total net revenues	$52,929		$54,967		$101,897		$105,553

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the six-month period ended August 31, 2013, local sales, excluding political revenues, represented approximately 81% and 66% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 62% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2012 and 2013. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2012 and 2013, representing approximately 11% and 12% of our radio net revenues, respectively.
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

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of portable digital media devices that contain an FM tuner, including smartphones and music players. In many countries, FM tuners are common features in portable digital media devices. Including FM as a feature on these devices has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a hybrid radio smartphone application, as an industry solution to make the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones a rich experience. In August

2013, Sprint began enabling FM tuners and pre-loading the NextRadio® application on certain models of smartphones. The radio industry continues to work with other leading United States network providers, device manufacturers, regulators and legislators to ensure that FM tuners are included in future portable digital media devices.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our radio net revenues. During the six months ended August 31, 2013, KPWR-FM in Los Angeles experienced revenue growth that was better than its overall market, but revenue growth at WQHT-FM in New York lagged its overall market growth. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. Relative to our competitors, we are overly dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through discounting unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s 2012 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 1 to our condensed consolidated financial statements for a discussion of various dispositions.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2013, we have recorded approximately $163.2 million in goodwill and FCC licenses, which represents approximately 61% of our total assets.

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

Results of Operations for the Three-month and Six-Month Periods Ended August 31, 2013, Compared to August 31, 2012
Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$39,964	$41,259	$1,295	3.2%	$74,840	$78,185	$3,345	4.5%
Publishing	12,965	13,708	743	5.7%	27,057	27,368	311	1.1%
Total net revenues	$52,929	$54,967	$2,038	3.9%	$101,897	$105,553	$3,656	3.6%

Radio net revenues increased during the three-month and six-month periods ended August 31, 2013 as compared to the same period of the prior year due to strong station performance in most of the markets in which we operate. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 4.2% for the six-month period ended August 31, 2013 as compared to the same period of the prior year. Our gross revenues as reported to Miller Kaplan increased 5.3% for the six-month period ended August 31, 2013 as compared to the same period of the prior year. For the six-month period ending August 31, 2013, our gross revenues exceeded the market average in all of our markets except New York. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the six-month period ended August 31, 2013 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 4.9%, and our minutes sold were down 0.2%.
Publishing net revenues increased in the three-month and six-month periods ended August 31, 2013 as compared to the same period of the prior year mostly due to increased advertising demand in the second quarter. All but one of our titles reported revenue growth for the three months ended August 31, 2013 as compared to the same period of the prior year.

Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$25,988	$28,000	$2,012	7.7%	$52,308	$50,911	$(1,397)	(2.7)%
Publishing	13,790	13,938	148	1.1%	28,042	28,739	697	2.5%
Total station operating expenses excluding depreciation and amortization expense	$39,778	$41,938	$2,160	5.4%	$80,350	$79,650	$(700)	(0.9)%

The increase in station operating expenses, excluding depreciation and amortization expense, for our radio division for the three months ended August 31, 2013 was predominately due to $0.6 million of expenses related to our smartphone application ($0.4 million of which related to development and application roll-out related costs and $0.2 million of which related to amortization of the first quarterly fee paid to Sprint) and a $0.6 million increase in noncash compensation expenses, most of which related to the 2012 Retention Trust Plan. Excluding these items, radio operating expenses excluding depreciation and amortization expense would have increased $0.9 million or 3.5%. The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the six months ended August 31, 2013 is mainly attributable to the execution of the LMA of 98.7FM on April 26, 2012, which significantly reduced ongoing operating expenses related to 98.7FM. Furthermore, we incurred approximately $3.4 million of severance and contract termination costs associated with the transaction. Excluding the effects of the 98.7FM LMA and related severance and contract termination costs, station operating expenses excluding depreciation and amortization expense would have increased approximately 4.5% in the six-month period ended August 31, 2013 largely due to increased noncash compensation expense and expenses related to our smartphone application as discussed above.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the three months and six months ended August 31, 2013 mostly due to the increased print production costs, increased noncash compensation expense, and continued strategic investments in sales, marketing and digital initiatives.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$4,161	$5,070	$909	21.8%	$9,133	$9,470	$337	3.7%

Corporate expenses excluding depreciation and amortization expense increased during the three months ended August 31, 2013 primarily due to higher noncash compensation expense related to the 2012 Retention Trust Plan and contractual bonuses that were paid in stock. Corporate expenses excluding depreciation and amortization also increased for the six months ended August 31, 2013 as compared to the same period of the prior year due to increased noncash compensation expense as discussed above.

Hungary license litigation and related expenses:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$210	$1,043	$833	396.7%	$414	$1,295	$881	212.8%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. A jurisdictional hearing has been scheduled by the ICSID in December 2013, and the Company believes that final resolution of its claim may take several years. The increase in expenses for the three months and six months ended August 31, 2013 is mostly due to legal costs incurred in connection with our preparation for the December 2013 ICSID hearing.

Impairment loss:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss:
Radio	$—	$—	$—	N/A	$10,971	$—	$(10,971)	N/A
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
Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$598	$604	$6	1.0%	$1,176	$1,198	$22	1.9%
Publishing	82	61	(21)	(25.6)%	168	123	(45)	(26.8)%
Corporate	489	548	59	12.1%	950	1,068	118	12.4%
Total depreciation and amortization	$1,169	$1,213	$44	3.8%	$2,294	$2,389	$95	4.1%
The increase in depreciation and amortization is mostly due to corporate depreciation and amortization expense increases related to new computer equipment and software.

Gain on sale of assets:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of assets:
Radio	$(3)	$(1)	$2	(66.7)%	$(10,003)	$(1)	$10,002	(100.0)%
Publishing	(3)	—	3	(100.0)%	(3)	—	$3	(100.0)%
Total gain on sale of assets	$(6)	$(1)	$5	(83.3)%	$(10,006)	$(1)	$10,005	(100.0)%

In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million.

Operating income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$13,171	$11,613	$(1,558)	(11.8)%	$19,974	$24,782	$4,808	24.1%
Publishing	(904)	(291)	613	67.8%	(1,150)	(1,494)	(344)	(29.9)%
Corporate	(4,650)	(5,618)	(968)	(20.8)%	(10,083)	(10,538)	(455)	(4.5)%
Total operating income:	$7,617	$5,704	$(1,913)	(25.1)%	$8,741	$12,750	$4,009	45.9%

Radio operating income decreased in the three months ended August 31, 2013 principally due to additional expenses related to our 2012 Retention Trust Plan, our smartphone application and the ongoing Hungarian litigation. Radio operating income increased in the six months ended August 31, 2013 principally due to the 98.7FM LMA, which greatly reduced our operating expenses in New York, coupled with strong revenue performance at most of our markets as discussed earlier.
Publishing operating loss decreased in the three months ended August 31, 2013 as advertising revenues for our magazines accelerated in our second fiscal quarter. Publishing operating loss increased in the six months ended August 31, 2013 as growth in advertising revenues in the second fiscal quarter could not fully offset weak performance in our first fiscal quarter.
Corporate operating losses increased in the three months ended August 31, 2013 mostly due to increased noncash compensation expense as previously discussed. The operating loss for the six months ended August 31, 2013 was relatively flat as the increased noncash compensation expenses was largely offset by reduced expenses related to our ongoing preferred stock litigation.
Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(6,878)	$(1,808)	$5,070	(73.7)%	$(12,645)	$(3,729)	$8,916	(70.5)%

Interest expense decreased due to significant repayments of long-term debt throughout fiscal 2013, coupled with lower interest rates on long-term debt as a result of our refinancing activity in December 2012.

Loss on debt extinguishment:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(601)	$—	$601	(100.0)%	$(1,085)	$—	$1,085	(100.0)%

In the prior year the Company recorded a loss on debt extinguishment related to the write-off of debt fees associated with term loans it repaid and with the permanent reduction of revolver capacity under our former credit agreement.

(Benefit) provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(1,509)	$4	$1,513	100.3%	$(5,924)	$179	$6,103	104.0%
The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.6 million in the fiscal year ending February 2014. During the three months ended August 31, 2013, the Company recorded a benefit of approximately $0.7 million related to the favorable settlement of a state tax dispute. During the three months ended May 31, 2013, the Company recorded a benefit of approximately $0.5 million related to lower than expected state tax liabilities on asset dispositions.
The benefit in the six months ended August 31, 2012 principally relates to the tax benefit associated with our impairment loss on the 98.7FM FCC License.
Income from discontinued operations, net of tax:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$38,776	$—	$(38,776)	(100.0)%	$36,417	$—	$(36,417)	(100.0)%

Our international radio operations in Hungary, Slovakia and Bulgaria, our Emmis Interactive operations, our operations of KXOS-FM and our Country Sampler operations were classified as discontinued operations in the accompanying condensed consolidated statements. These operations all ceased prior to February 28, 2013. The income from discontinued operations, net of tax for the three and six months ended August 31, 2012 mostly relates to the gain on sale recorded in connection with the sale of KXOS-FM.

Consolidated net income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$40,208	$3,925	$(36,283)	(90.2)%	$37,335	$8,882	$(28,453)	(76.2)%

Consolidated net income decreased due to the gain on sale recorded in connection with the sale of KXOS-FM in the prior year.

Gain on extinguishment of preferred stock:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$—	$76	$76	N/A	$—	$325	$325	N/A

During the three months ended August 31, 2013, the Company purchased 2,000 shares of its preferred stock for $12.00 per share. During the six months ended August 31, 2013, the Company purchased 8,650 shares of its preferred stock for an average price of $12.38 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the liquidation preference of $50 per share.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our 2012 Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.
At August 31, 2013, we had cash and cash equivalents of $6.8 million and net working capital of $7.1 million. At February 28, 2013, we had cash and cash equivalents of $8.7 million and net working capital of $5.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2013 and August 31, 2013 was $6.3 million and $2.6 million, respectively. We intend to use the cash held internationally to fund costs of our ongoing litigation related to our former broadcasting license in Hungary.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $9.9 million for the six months ended August 31, 2013 as compared to cash used in operating activities of $7.2 million for the six months ended August 31, 2012. The increase in cash provided by operating activities is mostly due to a decrease in cash paid for interest as a result of the Company’s substantial debt repayments and lower interest rates on outstanding debt.
Investing Activities
Cash provided by investing activities was $90.6 million for the six months ended August 31, 2012 as compared to cash used in investing activities of $3.7 million for the six months ended August 31, 2013. During the six months ended August 31, 2012, the Company sold KXOS-FM in Los Angeles for $85.5 million in cash and received $10.0 million for the intellectual property of WRKS-FM in New York. Partially offsetting the proceeds of asset sales during the six months ended August 31, 2012 is cash used by the Company for investment purposes of $4.0 million, $3.5 million of which related to the Company’s investment in Courseload, Inc., a company that provides online access to textbooks and other material. Cash used in investing activities during the six months ended August 31, 2013 mostly consisted of $1.9 million of capital expenditures, $1.7 million related to the settlement of transaction fees and working capital adjustments associated with the sale of our Bulgarian and Slovakian radio operations which are included in discontinued operations and $0.2 million of additional investments, net of distributions from investments.

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
Financing Activities
Cash used in financing activities was $79.3 million and $8.1 million for the six months ended August 31, 2012 and 2013, respectively. Cash used in financing activities in the six months ended August 31, 2012 primarily relates to the net debt repayments of $73.8 million, $3.5 million of debt related costs incurred in connection with the issuance of the 98.7FM nonrecourse debt and amendments to our debt agreement, and $2.2 million used to pay distributions to noncontrolling interests. Cash used in financing activities in the six months ended August 31, 2013 primarily relates to $6.0 million of net borrowings and $1.8 million used to pay distributions to noncontrolling interests.
As of August 31, 2013, Emmis had $63.0 million of borrowings under the 2012 Credit Agreement ($8.0 million current and $55.0 million long-term), $77.1 million of non-recourse debt ($4.3 million current and $72.8 million long-term) and $46.4 million of Preferred Stock liquidation preference. Borrowings under the 2012 Credit Agreement debt bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of August 31, 2013, our weighted average borrowing rate under our 2012 Credit Agreement was approximately 4.47%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $8.0 million for mandatory repayment of term notes under our 2012 Credit Agreement, $7.4 million related to our 98.7FM non-recourse debt ($4.3 million of principal repayments and $3.1 million of interest payments) and $1.8 million of fixed interest as the result of our interest rate exchange agreement. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The remainder of the 2012 Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

At October 3, 2013, we had $15.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2013. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

On August 9, 2013, NextRadio LLC entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's smartphone application, NextRadio, in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio app. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis-related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio app on FM-enabled devices on other wireless networks.

Nearly all of the largest radio broadcasters and many smaller radio broadcasters have expressed support for NextRadio LLC's agreement with Sprint. Accordingly, NextRadio LLC has entered into a number of funding agreements with radio broadcasters and other participants in the radio industry to collect and remit cash to Sprint to fulfill the quarterly payment obligation. As part of some of these funding agreements, Emmis agreed to certain limitations on the operation of its NextRadio and TagStation businesses, including assurances of access to the NextRadio app and to TagStation (the cloud-based engine that provides data to the NextRadio app), and limitations on sale of the businesses to potential competitors of the U.S. radio industry. Emmis also granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.

NextRadio LLC made the first $3.75 million quarterly payment to Sprint on August 9, 2013. NextRadio LLC continues to execute funding agreements with radio broadcasters to help fund its quarterly commitment to Sprint. Emmis paid $0.8 million of the first quarterly payment amount, which is being expensed over the three-month period ending November 8, 2013, and may pay additional amounts related to future quarterly payments that are not funded by radio broadcasters and other participants in the radio industry. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis, which is recorded as station operating expenses, excluding depreciation and amortization expense.
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

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. During the six months ended August 31, 2012 and 2013, the Company incurred Hungary license litigation expenses of approximately $0.4 million and $1.3 million, respectively.
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
On August 31, 2012, the U.S. District Court denied plaintiffs request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. Pending a ruling on motions for summary judgment filed by the Company and by plaintiffs, the matter is currently set for trial in January 2014. Emmis is defending this lawsuit vigorously.
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

Based on amounts outstanding at August 31, 2013, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.2 million.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2013 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 31, 2013, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended August 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
June 1, 2013 — June 30, 2013	—	N/A	—	$—
July 1, 2013 — July 31, 2013	—	N/A	—	$—
August 1, 2013 — August 31, 2013	—	N/A	—	$—
	—		—
Series A Non-Cumulative Convertible Preferred Stock
June 1, 2013 — June 30, 2013	—	N/A	—	$416,875
July 1, 2013 — July 31, 2013	2,000	$12.00	2,000	$392,875
August 1, 2013 — August 31, 2013	—	N/A	—	$392,875
	2,000		2,000

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	First Amendment to Credit Agreement, Security Agreement and Subsidiary Guaranty	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Taxonomy Extension Schema Document *	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	X

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

EMMIS COMMUNICATIONS CORPORATION
Date: October 10, 2013	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer