Form 10-Q
period 2013-11-30
EMMIS COMMUNICATIONS CORP
filed 2014-01-09
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2014, was:

37,114,674	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
NET REVENUES	$50,886	$52,621	$152,783	$158,174
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $722, $674, $2,066 and $1,995, respectively	37,399	38,548	117,749	118,198
Corporate expenses excluding depreciation and amortization expense of $496, $544, $1,446 and $1,612, respectively	3,717	3,653	12,850	13,123
Hungary license litigation and related expenses	371	500	785	1,795
Impairment loss on intangible assets	—	—	10,971	—
Depreciation and amortization	1,218	1,218	3,512	3,607
Loss (gain) on sale of assets	23	(9)	(9,983)	(10)
Total operating expenses	42,728	43,910	135,884	136,713
OPERATING INCOME	8,158	8,711	16,899	21,461
OTHER EXPENSE:
Interest expense	(5,361)	(1,712)	(18,006)	(5,441)
Loss on debt extinguishment	(56)	(653)	(1,141)	(653)
Other income, net	164	54	147	94
Total other expense	(5,253)	(2,311)	(19,000)	(6,000)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	2,905	6,400	(2,101)	15,461
PROVISION (BENEFIT) FOR INCOME TAXES	976	732	(4,948)	911
INCOME FROM CONTINUING OPERATIONS	1,929	5,668	2,847	14,550
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,707	—	40,124	—
CONSOLIDATED NET INCOME	5,636	5,668	42,971	14,550
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,036	1,395	3,515	4,230
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,600	4,273	39,456	10,320
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	—	—	325
PREFERRED STOCK DIVIDENDS	—	—	(1,806)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,600	$4,273	$37,650	$10,645

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$893	$4,273	$(2,474)	$10,645
Discontinued operations	3,707	—	40,124	—
Net income attributable to common shareholders	$4,600	$4,273	$37,650	$10,645

Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	$893	$4,273	$(2,474)	$10,320
Discontinued operations	3,707	—	40,124	—
Net income attributable to common shareholders	$4,600	$4,273	$37,650	$10,320

Basic net (loss) income per share attributable to common shareholders:
Continuing operations	$0.02	$0.11	$(0.06)	$0.26
Discontinued operations, net of tax	0.10	—	1.03	—
Net income per share attributable to common shareholders	$0.12	$0.11	$0.97	$0.26
Basic weighted average common shares outstanding	38,976	40,477	38,871	40,343

Diluted net (loss) income per share attributable to common shareholders:
Continuing operations	$0.02	$0.09	$(0.06)	$0.23
Discontinued operations, net of tax	0.08	—	1.03	—
Net income per share attributable to common shareholders	$0.10	$0.09	$0.97	$0.23
Diluted weighted average common shares outstanding	45,728	46,212	38,871	45,657
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
CONSOLIDATED NET INCOME	$5,636	$5,668	$42,971	$14,550
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Change in value of derivative instrument and related income tax effects	—	(47)	—	1
Cumulative translation adjustment	102	—	(209)	(8)
COMPREHENSIVE INCOME	5,738	5,621	42,762	14,543
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,038	1,395	3,458	4,211
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,700	$4,226	$39,304	$10,332

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2013	November 30, 2013
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,735	$5,319
Restricted cash	1,426	2,816
Accounts receivable, net	28,126	33,375
Prepaid expenses	7,674	7,960
Other current assets	3,985	3,027
Current assets — discontinued operations	762	—
Total current assets	50,708	52,497
PROPERTY AND EQUIPMENT, NET	32,553	31,237
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	150,522	150,558
Goodwill	12,639	12,639
Other intangibles, net	225	208
Total intangible assets	163,386	163,405
OTHER ASSETS, NET	14,977	16,449
Total assets	$261,624	$263,588

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2013	November 30, 2013
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,301	$9,391
Current maturities of long-term debt (Note 4)	12,126	12,436
Accrued salaries and commissions	7,535	6,323
Accrued interest	396	363
Deferred revenue	10,862	9,924
Other current liabilities	3,518	5,647
Current liabilities — discontinued operations	2,169	—
Total current liabilities	44,907	44,084
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	131,494	120,997
OTHER NONCURRENT LIABILITIES	10,052	8,417
DEFERRED INCOME TAXES	38,072	40,009
Total liabilities	224,525	213,507
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 35,907,925 shares at February 28, 2013 and 37,114,674 shares at November 30, 2013	359	371
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares at February 28, 2013 and 4,569,464 shares at November 30, 2013	47	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,882 at February 28, 2013 and $46,450 at November 30, 2013; authorized 2,875,000 shares; issued and outstanding 1,337,641 shares at February 28, 2013 and 1,328,991 at November 30, 2013, which includes 400,000 shares in trust	9	9
Additional paid-in capital	578,555	580,597
Accumulated deficit	(588,836)	(578,516)
Accumulated other comprehensive loss	(118)	(106)
Total shareholders’ (deficit) equity	(9,984)	2,401
NONCONTROLLING INTERESTS	47,083	47,680
Total equity	37,099	50,081
Total liabilities and equity	$261,624	$263,588

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9	$578,555	$(588,836)	$(118)	$47,083	$37,099
Net income								10,320		4,230	14,550
Issuance of Common Stock to employees and officers	861,529	9					2,015				2,024
Exercise of stock options	192,000	2					134				136
Conversion of Class B to Class A	153,220	1	(153,220)	(1)							—
Payments of dividends and distributions to noncontrolling interests										(3,614)	(3,614)
Purchase of preferred stock					(8,650)		(107)				(107)
Change in value of derivative instrument									1		1
Cumulative translation adjustment									11	(19)	(8)
Balance, November 30, 2013	37,114,674	$371	4,569,464	$46	928,991	$9	$580,597	$(578,516)	$(106)	$47,680	$50,081

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$42,971	$14,550
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities -
Discontinued operations	(40,124)	—
Impairment loss	10,971	—
Depreciation and amortization	3,512	3,607
Noncash accretion of debt instruments to interest expense	12,196	—
Amortization of deferred financing costs, including original issue discount	755	651
Loss on debt extinguishment	1,141	653
Provision for bad debts	288	237
(Benefit) provision for deferred income taxes	(4,697)	1,937
Noncash compensation	2,324	3,553
Gain on sale of assets	(9,983)	(10)
Other	—	(86)
Changes in assets and liabilities -
Restricted cash	(1,303)	(1,390)
Accounts receivable	(4,698)	(5,358)
Prepaid expenses and other current assets	2,709	364
Other assets	(1,174)	(1,464)
Accounts payable and accrued liabilities	(6,930)	(125)
Deferred revenue	(1,264)	(938)
Income taxes	(1,083)	(28)
Other liabilities	(7,961)	(36)
Net cash used in operating activities — discontinued operations	(154)	(68)
Net cash (used in) provided by operating activities	(2,504)	16,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,151)	(2,277)
Cash paid for investments, net of distributions	(3,989)	(220)
Proceeds from the sale of assets	10,006	11
Other	66	—
Net cash provided by (used in) investing activities — discontinued operations	94,243	(1,650)
Net cash provided by (used in) investing activities	98,175	(4,136)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2012	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(177,510)	(17,065)
Proceeds from long-term debt	94,198	6,000
Debt-related costs	(3,540)	(164)
Payments of dividends and distributions to noncontrolling interests	(3,345)	(3,614)
Proceeds from the exercise of stock options	162	134
Purchase of preferred stock	—	(107)
Settlement of tax withholding obligations on stock issued to employees	(12)	(505)
Net cash used in financing activities	(90,047)	(15,321)
Effect of exchange rates on cash and cash equivalents	(68)	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,556	(3,416)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,619	8,735
End of period	$11,175	$5,319
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$17,838	$4,821
Cash paid (refund from) income taxes, net	1,348	(1,015)
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	886	2,520

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2013
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at November 30, 2013, and the results of its operations for the three-month and nine-month periods ended November 30, 2012 and 2013, and cash flows for the nine-month periods ended November 30, 2012 and 2013.

Basic and Diluted Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2012 and 2013 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”).

The following table sets forth the calculation of basic and diluted net (loss) income per share from continuing operations:

	Nine Months Ended
	November 30, 2012			November 30, 2013
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(2,474)	38,871	$(0.06)	$10,645	40,343	$0.26
Impact of equity awards	—	—	—	—	3,040	—
Impact of conversion of preferred stock into common stock	—	—	—	(325)	2,274	—
Diluted net (loss) income per common share:
Net (loss) income available to common shareholders from continuing operations	$(2,474)	38,871	$(0.06)	$10,320	45,657	$0.23

	Three Months Ended
	November 30, 2012			November 30, 2013
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$893	38,976	$0.02	$4,273	40,477	$0.11
Impact of equity awards	—	2,732		—	3,469
Impact of conversion of preferred stock into common stock	—	4,020		—	2,266
Diluted net income per common share:
Net income available to common shareholders from continuing operations	$893	45,728	$0.02	$4,273	46,212	$0.09

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
	(shares in 000’s )
6.25% Series A convertible preferred stock	—	—	5,820	—
Equity awards	4,529	1,996	6,944	2,035
Antidilutive common share equivalents	4,529	1,996	12,764	2,035

Discontinued Operations – Summary of results
The results of operations and related disposal costs, gains and losses for business units that the Company has sold are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Income (loss) from discontinued operations:
KXOS-FM (Radio)	$—	$—	$32,534	$—
Emmis Interactive Inc. (Radio)	(1,157)	—	(3,350)	—
Slovakia Radio Network (Radio)	260	—	1,023	—
Bulgaria Radio Network (Radio)	(211)	—	(664)	—
Sampler Publications (Publishing)	974	—	888	—
Total	(134)	—	30,431	—
Benefit from income taxes	(3,841)	—	(9,693)	—
Total income from discontinued operations, net of tax	$3,707	$—	$40,124	$—

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

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net revenues	$—	$—	$3,331	$—
Station operating expenses, excluding depreciation and amortization expense	—	—	27	—
Depreciation and amortization expense	—	—	169	—
Interest expense	—	—	3,358	—
Gain on sale of station	—	—	32,757	—
Benefit from income taxes	955	—	7,431	—

Discontinued Operation — Emmis Interactive
On October 31, 2012, Emmis completed the sale of Emmis Interactive Inc., a subsidiary of Emmis that provided a content management system, data analytic tools and related services, to Marketron Broadcast Solutions, LLC (“Marketron”) for no net proceeds. The sale of Emmis Interactive Inc. allowed Emmis to mitigate expected future operating losses and more clearly focus on core radio and publishing operating strategies. Marketron had assumed operating control of Emmis Interactive Inc., on October 4, 2012. In connection with the sale, Emmis recorded a loss on sale of assets of approximately $0.7 million, which was primarily related to severance for former employees.
The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of Emmis Interactive Inc. for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net revenues	$360	$—	$2,743	$—
Station operating expenses, excluding depreciation and amortization expense	863	—	4,579	—
Depreciation and amortization	—	—	257	—
Impairment loss	—	—	737	—
Loss on sale of business	654	—	654	—
Other income	—	—	134	—

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

The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net revenues	$1,496	$—	$5,435	$—
Station operating expenses, excluding depreciation and amortization expense	1,154	—	4,758	—
Depreciation and amortization	—	—	44	—
Gain on sale of business	695	—	695	—
Interest expense	63	—	440	—
Benefit for income taxes	3,022	—	2,763	—

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
The operations of our Slovakian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Slovakian radio network for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net revenues	$2,260	$—	$7,709	$—
Station operating expenses, excluding depreciation and amortization expense	1,753	—	5,281	—
Gain on sale of assets	244	—	244	—
Depreciation and amortization	171	—	525	—
Interest expense	393	—	1,192	—
Other income, net	73	—	68	—
Provision for income taxes	136	—	501	—

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
The operations of our Bulgarian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Bulgarian radio network for all periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net revenues	$268	$—	$826	$—
Station operating expenses, excluding depreciation and amortization expense	451	—	1,322	—
Depreciation and amortization	27	—	164	—
Other expense, net	1	—	4	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28, 2013	As of November 30, 2013
Current assets:
Cash and cash equivalents	$579	$—
Accounts receivable, net	128	—
Prepaid expenses	17	—
Other	38	—
Total current assets	$762	$—
Current liabilities:
Accounts payable and accrued expenses	$2,169	$—
Total current liabilities	$2,169	$—

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
On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024. During the three months ended November 30, 2012 and 2013, Emmis recognized $2.6 million and $2.6 million, respectively, of LMA fees, recorded as net revenues in the accompanying condensed consolidated statements of operations, related to the 98.7FM LMA. During the nine months ended November 30, 2012 and 2013, Emmis recognized 98.7FM related LMA fee revenue of $6.0 million and $7.7 million, respectively.
Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company, provided programming and sold advertising for KXOS-FM in Los Angeles pursuant to an LMA from April 2009 until affiliates of GRC consummated the purchase of KXOS-FM on August 23, 2012. Emmis recognized $3.3 million of LMA fees, recorded as income from discontinued operations, net of tax, related to the KXOS-FM LMA during the nine months ended November 30, 2012.

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled 1.4 million and 2.8 million as of February 28, 2013 and November 30, 2013, respectively. The terms of our nonrecourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the nonrecourse notes and related agreements totaled $1.4 million and $0.7 million as of February 28, 2013 and November 30, 2013, respectively. In connection with the Company's agreement with Sprint/United Management Company (“Sprint”) discussed in Note 5, the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint at November 30, 2013 of $2.1 million is classified as restricted cash.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2013 presentation. The reclassifications have no impact on net income previously reported.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2012 and 2013:

	Nine Months Ended November 30,
	2012	2013
Risk-Free Interest Rate:	0.5% - 0.7%	0.6% - 1.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.2	4.3
Expected Volatility:	128.9% – 131.4%	91.9% - 115.9%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2013, and stock option activity during the nine months ended November 30, 2013 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,132,459	$4.31
Granted	636,219	2.32
Exercised (1)	187,000	0.70
Forfeited	27,500	0.70
Expired	556,696	10.97
Outstanding, end of period	6,997,482	3.69	6.2	$9,402
Exercisable, end of period	3,902,373	5.68	4.5	$4,726

(1)	The Company did not record an income tax benefit related to option exercises in the nine months ended November 30, 2012 and 2013.
The weighted average grant date fair value of options granted during the nine months ended November 30, 2012 and 2013, was $0.77 and $1.66, respectively.
A summary of the Company’s nonvested options at November 30, 2013, and changes during the nine months ended November 30, 2013, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,188,104	$0.76
Granted	636,219	1.66
Vested	701,714	0.86
Forfeited	27,500	0.57
Nonvested, end of period	3,095,109	0.92

There were 3.3 million shares available for future grants under the Company’s various equity plans at November 30, 2013. The vesting dates of outstanding options at November 30, 2013 range from December 2013 to March 2017, and expiration dates range from March 2014 to September 2023.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2013, and restricted stock activity during the nine months ended November 30, 2013 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	537,405	$1.72
Granted	1,072,552	1.99
Vested (restriction lapsed)	508,348	2.20
Forfeited	2,109	1.73
Grants outstanding, end of period	1,099,500	1.76

The total grant date fair value of shares vested during the nine months ended November 30, 2012 and 2013, was less than $0.1 million and $1.1 million, respectively.
Preferred Stock and the 2012 Retention Plan
On April 2, 2012, the shareholders of the Company approved the 2012 Retention Plan and Trust Agreement (the “Trust” or the “2012 Retention Plan”) at a special meeting of shareholders. The Company contributed 400,000 shares of its Preferred Stock to the Trust in connection with the approval of the 2012 Retention Plan. Awards granted under the 2012 Retention Plan entitle the participants to receive a distribution two years from the date of shareholder approval of the plan, provided the participant is still an employee and was an employee upon inception of the plan. Distributions may be in the form of Class A common stock if the Company elects to convert the Preferred Stock to common stock at the then-current conversion ratio prior to distribution. The Trustee of the plan is Jeffrey H. Smulyan, our Chairman of the Board, President and Chief Executive Officer.
As of the Trust’s inception and November 30, 2013, no preferred shares have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within the applicable preferred stock classification in the accompanying condensed consolidated balance sheets. The Company recognized approximately $0.6 million and $1.4 million of compensation expense related to the 2012 Retention Plan during the nine months ended November 30, 2012 and 2013, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the three and nine months ended November 30, 2012 and 2013:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Station operating expenses	$331	$4	$778	$1,470
Corporate expenses	1,039	467	1,546	2,083
Stock-based compensation expense included in operating expenses	1,370	471	2,324	3,553
Tax benefit	—	—	—	—
Recognized stock-based compensation expense, net of tax	$1,370	$471	$2,324	$3,553

As of November 30, 2013, there was $2.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

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
The carrying amounts of the Company’s FCC licenses were $150.5 million as of February 28, 2013 and $150.6 million as of November 30, 2013. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. As of February 29, 2012, our two stations in New York were considered a single unit of accounting. In connection with the execution of the LMA discussed in Note 1, the Company separated the two New York stations into separate units of accounting. The Company performed an interim impairment test of the 98.7FM license as of May 1, 2012 which resulted in an impairment charge of $11.0 million. The carrying value of the 98.7FM license subsequent to the impairment charge is $60.5 million, which approximates its fair value.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended November 30, 2013, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
As of February 28, 2013 and November 30, 2013, the carrying amount of the Company’s goodwill was $12.6 million. Approximately $4.6 million of our goodwill was attributable to our radio division as of February 28, 2013 and November 30, 2013. Approximately $8.0 million of our goodwill was attributable to our publishing division as of February 28, 2013 and November 30, 2013.

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The trademarks have a weighted average remaining useful life of 11.6 years. Amortization expense related to trademarks is expected to be less than $0.1 million in each of the next five successive fiscal years.

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2013 and November 30, 2013:

	As of February 28, 2013	As of November 30, 2013
2012 Credit Agreement debt :
Revolver	$5,000	$3,000
Term Loan	62,000	56,000
Total 2012 Credit Agreement debt	67,000	59,000
98.7FM nonrecourse debt	79,068	76,003
Current maturities	(12,126)	(12,436)
Unamortized original issue discount	(2,448)	(1,570)
Total long-term debt	$131,494	$120,997

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

Approximately $0.5 million of transaction fees related to the 2012 Credit Agreement were capitalized and are being amortized over the life of the 2012 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2012 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.5 million as of the issuance of the debt on December 28, 2012 and $1.6 million as of November 30, 2013, is being amortized as additional interest expense over the life of the 2012 Credit Agreement.

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

During the nine-months ended November 30, 2013, Emmis recognized a loss on debt extinguishment of $0.7 million. Approximately $0.1 million of the loss related to the write-off of deferred debt fees and approximately $0.6 million related to the write-off of unamortized debt discount associated with the Company's payments of term loans.

We were in compliance with all financial and non-financial covenants as of November 30, 2013. Our Senior Leverage Ratio, Total Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the 2012 Credit Agreement) requirements and actual amounts as of November 30, 2013 were as follows:

As of November 30, 2013
	Covenant Requirement	Actual Results
Maximum Senior Leverage Ratio	3.50 : 1.00	2.89 : 1.00
Maximum Total Leverage Ratio	4.00 : 1.00	2.89 : 1.00
Minimum Fixed Charge Coverage Ratio	1.25 : 1.00	1.48 : 1.00

98.7FM Nonrecourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of nonrecourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company’s subsidiaries and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%.

Based on amounts outstanding at November 30, 2013, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2012 Credit Agreement
Year Ended	Revolver	Term Loan	98.7FM Debt	Total
February 28 (29),	Amortization	Amortization	Amortization	Amortization
2014	$—	$2,000	$1,061	$3,061
2015	—	8,000	4,541	12,541
2016	—	8,000	4,990	12,990
2017	—	8,000	5,453	13,453
2018	3,000	30,000	6,039	39,039
Thereafter	—	—	53,919	53,919
Total	$3,000	$56,000	$76,003	$135,003

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

NextRadio LLC made the first $3.75 million quarterly payment to Sprint on August 9, 2013. Emmis paid $0.8 million of the first quarterly payment amount, which was expensed over the three-month period ending November 8, 2013. Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis, which is recorded as station operating expenses, excluding depreciation and amortization expense. As of November 30, 2013, the carrying value of assets within NextRadio LLC totaled $2.1 million, which represents cash collected by NextRadio LLC from other broadcasting companies and other companies in the radio industry which is considered restricted for the purpose of the second quarterly payment. NextRadio LLC had $2.1 million of liabilities at November 30, 2013, which represents the obligation to remit cash received from radio industry participants to Sprint. On December 12, 2013, NextRadio LLC remitted $2.2 million of cash to Sprint, representing a partial payment of the second quarterly installment. Emmis did not fund any portion of the second quarterly installment. NextRadio LLC is in discussions with Sprint on its partial payment of the second quarterly installment; however, we believe Sprint has continued to pre-install the NextRadio application in accordance with the planned product rollout. NextRadio LLC is also in discussions with other radio broadcasters and companies involved in the radio industry to effect an equitable, long-term funding solution.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months and nine months ended November 30, 2012 and 2013. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2014, the Company estimates that approximately $0.1 million will be reclassified as an increase to interest expense.
In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of November 30, 2013.
The Company does not generally use derivatives for trading or speculative purposes.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the balance sheet as of February 28, 2013 and November 30, 2013. The accumulated other comprehensive loss balance related to our derivative instrument at November 30, 2013 was approximately $0.1 million. The fair value of the derivative instrument was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on November 30, 2013, if the agreement was transferred to another party or canceled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the three months and nine months ended November 30, 2013, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments Liability Derivatives
	As of February 28, 2013		As of November 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Agreement (Long- Term Portion)	Other Noncurrent Liabilities	107	Other Noncurrent Liabilities	106
Total derivatives designated as hedging instruments		$107		$106

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months and nine months ended November 30, 2012 and 2013.

	For the Nine Months Ended November 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2013		2012	2013		2012	2013
Interest Rate Swap
Agreement	$—	$(69)	Interest expense	$—	$(70)	N/A	$—	$—
Total	$—	$(69)		$—	$(70)		$—	$—

	For the Three Months Ended November 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2013		2012	2013		2012	2013
Interest Rate Swap
Agreement	$—	$(72)	Interest expense	$—	$(25)	N/A	$—	$—
Total	$—	$(72)		$—	$(25)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to its interest rate swap is Fifth Third Bank.
In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of November 30, 2013, this CVA was immaterial to the fair value of our derivative instrument.
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
As of November 30, 2013, the Company has not posted any collateral related to the interest rate swap agreement.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2013 and November 30, 2013. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,739	$6,739
Total assets measured at fair value on a recurring basis	$—	$—	$6,739	$6,739
Interest rate swap agreement	$—	$106	$—	$106
Total liabilities measured at fair value on a recurring basis	$—	$106	$—	$106

	As of February 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,489	$6,489
Total assets measured at fair value on a recurring basis	$—	$—	$6,489	$6,489
Interest rate swap agreement	$—	$107	$—	$107
Total liabilities measured at fair value on a recurring basis	$—	$107	$—	$107

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. At February 28, 2013 and November 30, 2013, the investments are carried at their cost basis, which management believes approximates fair value, due to the recent purchase of these investments and recent third party transactions that corroborate Emmis’ carrying value.
Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve and is therefore considered a level 2 measurement.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Nine Months Ended November 30,
	2012	2013
	Available For Sale Securities	Available For Sale Securities	Derivative Instruments
Beginning Balance	$160	$6,489	$107
Purchases	3,989	250	—
Realized losses recognized from other comprehensive income	—	—	(70)
Unrealized losses recognized in other comprehensive income	—	—	69
Ending Balance	$4,149	$6,739	$106

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

Three Months Ended November 30, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$34,854	$17,767	$—	$52,621
Station operating expenses excluding depreciation and amortization expense	23,517	15,031	—	38,548
Corporate expenses excluding depreciation and amortization expense	—	—	3,653	3,653
Hungary license litigation and related expenses	500	—	—	500
Depreciation and amortization	618	56	544	1,218
Gain on sale of fixed assets	(9)	—	—	(9)
Operating income (loss)	$10,228	$2,680	$(4,197)	$8,711

Three Months Ended November 30, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$34,710	$16,176	$—	$50,886
Station operating expenses excluding depreciation and amortization expense	23,064	14,335	—	37,399
Corporate expenses excluding depreciation and amortization expense	—	—	3,717	3,717
Hungary license litigation and related expenses	371	—	—	371
Depreciation and amortization	643	79	496	1,218
Loss on sale of fixed assets	—	23	—	23
Operating income (loss)	$10,632	$1,739	$(4,213)	$8,158

Nine Months Ended November 30, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$113,039	$45,135	$—	$158,174
Station operating expenses excluding depreciation and amortization expense	74,428	43,770	—	118,198
Corporate expenses excluding depreciation and amortization expense	—	—	13,123	13,123
Hungary license litigation and related expenses	1,795	—	—	1,795
Depreciation and amortization	1,816	179	1,612	3,607
Gain on sale of fixed assets	(10)	—	—	(10)
Operating income (loss)	$35,010	$1,186	$(14,735)	$21,461

Nine Months Ended November 30, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$109,550	$43,233	$—	$152,783
Station operating expenses excluding depreciation and amortization expense	75,372	42,377	—	117,749
Corporate expenses excluding depreciation and amortization expense	—	—	12,850	12,850
Hungary license litigation and related expenses	785	—	—	785
Impairment loss	10,971	—	—	10,971
Depreciation and amortization	1,819	247	1,446	3,512
(Gain) loss on sale of fixed assets	(10,003)	20	—	(9,983)
Operating income (loss)	$30,606	$589	$(14,296)	$16,899

		As of February 28, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$209,721	$21,005	$30,136	$260,862
Assets — discontinued operations	630	132	—	762
Total assets	$210,351	$21,137	$30,136	$261,624

		As of November 30, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$212,908	$21,720	$28,960	$263,588
Assets — discontinued operations	—	—	—	—
Total assets	$212,908	$21,720	$28,960	$263,588

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
On August 31, 2012, the U.S. District Court denied plaintiffs request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. The trial, originally set for late January 2014, has been postponed by the Court pending a ruling on motions for summary judgment filed by the Company and by plaintiffs. A new trial date has not yet been set. Emmis is defending this lawsuit vigorously.

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

GENERAL
We are a diversified media company. We own and operate radio and publishing properties located primarily in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings in our domestic markets on a weekly basis using a passive digital system of measuring listening (the Portable People Meter™). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2012 and 2013. All revenues generated by our international radio properties are included in the “Local” category. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2012	% of Total	2013	% of Total	2012	% of Total	2013	% of Total
	(Dollars in thousands)
Net revenues:
Local	$26,040	51.2%	$27,553	52.4%	$79,375	52.0%	$83,655	52.9%
National	9,024	17.7%	8,843	16.8%	25,262	16.5%	25,057	15.8%
Political	1,142	2.2%	212	0.4%	2,242	1.5%	452	0.3%
Publication Sales	1,531	3.0%	1,701	3.2%	4,574	3.0%	4,801	3.0%
Non Traditional	3,966	7.8%	4,026	7.7%	15,833	10.4%	16,095	10.2%
LMA Fees	2,583	5.1%	2,638	5.0%	6,026	3.9%	7,878	5.0%
Other	6,600	13.0%	7,648	14.5%	19,471	12.7%	20,236	12.8%
Total net revenues	$50,886		$52,621		$152,783		$158,174

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2013, local sales, excluding political revenues, represented approximately 81% and 64% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 62% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2012 and 2013, respectively. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2012 and 2013, representing approximately 11% and 12% of our radio net revenues, respectively.
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
KNOWN TRENDS AND UNCERTAINTIES
Although advertising revenues have stabilized following the recent global recession, radio revenue growth remains challenged. Management believes this is principally the result of two factors: (1) the proliferation of advertising inventory caused by the emergence of new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, all of which are gaining advertising share against radio and other traditional media and (2) the perception of investors and advertisers that satellite radio, internet radio, and digital audio sales fragment the radio audience and time spent listening thereby reducing the effectiveness of radio advertising.

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones that contain an FM tuner. In many countries, FM tuners are common features in smartphones. Including FM as a feature on these devices has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a hybrid radio smartphone application, as an industry solution to make the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones a rich experience. In August 2013, Sprint began enabling FM tuners and pre-loading the NextRadio® application on certain models of smartphones. The radio industry continues to work with other leading United States network providers, device manufacturers, regulators and legislators to ensure that FM tuners are included in smartphones.
The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by becoming one of the fifteen largest streaming audio providers in the United States, developing highly interactive websites with content that engages our listeners, using SMS texting and deploying mobile applications, harnessing the power of digital video on our websites and YouTube channels, and delivering real-time traffic to navigation devices.
Along with the rest of the radio industry, the majority of our stations have deployed HD Radio®. HD Radio® offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio® spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past year, particularly in new automobiles. It is unclear what impact HD Radio® will have on the markets in which we operate.
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for nearly 50% of our radio net revenues. During the nine months ended November 30, 2013, KPWR-FM in Los Angeles experienced revenue growth that was better than its overall market, but revenue growth at WQHT-FM in New York lagged its overall market growth. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. We are dependent on the performance of one station in each of these markets, and as the competitive environment shifts, our ability to adapt is limited. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2013, we have recorded approximately $163.2 million in goodwill and FCC licenses, which represents approximately 62% of our total assets.

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

Results of Operations for the Three-month and Nine-Month Periods Ended November 30, 2013, Compared to November 30, 2012
Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$34,710	$34,854	$144	0.4%	$109,550	$113,039	$3,489	3.2%
Publishing	16,176	17,767	1,591	9.8%	43,233	45,135	1,902	4.4%
Total net revenues	$50,886	$52,621	$1,735	3.4%	$152,783	$158,174	$5,391	3.5%

Radio net revenues increased during the three-month and nine-month periods ended November 30, 2013. We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for our domestic radio markets increased 2.3% for the nine-month period ended November 30, 2013 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan, increased 3.1% for the nine-month period ended November 30, 2013 as compared to the same period of the prior year. For the nine-month period ended November 30, 2013, our gross revenues exceeded the market average in all of our markets except New York. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the nine-month period ended November 30, 2013 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 4%, and our minutes sold were down 1%.
Publishing net revenues increased in the three-month and nine-month periods ended November 30, 2013 as our investments in our sales teams have helped us accelerate revenue growth at our magazines. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.

Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$23,064	$23,517	$453	2.0%	$75,372	$74,428	$(944)	(1.3)%
Publishing	14,335	15,031	696	4.9%	42,377	43,770	1,393	3.3%
Total station operating expenses excluding depreciation and amortization expense	$37,399	$38,548	$1,149	3.1%	$117,749	$118,198	$449	0.4%

The increase in station operating expenses, excluding depreciation and amortization expense, for our radio division for the three months ended November 30, 2013 was entirely due to expenses related to the development and launch of our smartphone application. The decrease in station operating expenses, excluding depreciation and amortization expense for our radio division for the nine months ended November 30, 2013 is mainly attributable to the execution of the LMA of 98.7FM on April 26, 2012, which significantly reduced ongoing operating expenses related to 98.7FM. Furthermore, we incurred approximately $3.4 million of severance and contract termination costs associated with the transaction in the prior year. Excluding the effects of the 98.7FM LMA and related severance and contract termination costs, station operating expenses excluding depreciation and amortization expense would have increased approximately 4.2% in the nine-month period ended November 30, 2013 largely due to increased noncash compensation expense and expenses related to the development and launch of our smartphone application as discussed above.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the three months and nine months ended November 30, 2013 mostly due to increased print production costs, increased noncash compensation expense, and continued strategic investments in sales, marketing and digital initiatives.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,717	$3,653	$(64)	(1.7)%	$12,850	$13,123	$273	2.1%

Corporate expenses excluding depreciation and amortization expense increased during the nine months ended November 30, 2013 primarily due to higher noncash compensation expense related to the 2012 Retention Trust Plan and contractual bonuses that were paid in stock. The increase in noncash compensation expense for the nine months ended November 30, 2013 was partially offset by a decline in legal expenses associated with our preferred stock litigation.

Hungary license litigation and related expenses:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$371	$500	$129	34.8%	$785	$1,795	$1,010	128.7%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. A jurisdictional hearing was held in December 2013, and the Company believes that final resolution of its claim may take several years. The increase in expenses for the three months and nine months ended November 30, 2013 is mostly due to legal costs incurred in connection with our preparation for the December 2013 ICSID hearing.

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
Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$643	$618	$(25)	(3.9)%	$1,819	$1,816	$(3)	(0.2)%
Publishing	79	56	(23)	(29.1)%	247	179	(68)	(27.5)%
Corporate	496	544	48	9.7%	1,446	1,612	166	11.5%
Total depreciation and amortization	$1,218	$1,218	$—	—%	$3,512	$3,607	$95	2.7%
The increase in depreciation and amortization for the nine months ended November 30, 2013 is mostly due to new computer equipment and software placed into service this fiscal year.

Loss (gain) on sale of assets:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Loss (gain) on sale of assets:
Radio	$—	$(9)	$(9)	N/A	$(10,003)	$(10)	$9,993	(99.9)%
Publishing	23	—	(23)	(100.0)%	20	—	$(20)	(100.0)%
Total loss (gain) on sale of assets	$23	$(9)	$(32)	(139.1)%	$(9,983)	$(10)	$9,973	(99.9)%

In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million.

Operating income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$10,632	$10,228	$(404)	(3.8)%	$30,606	$35,010	$4,404	14.4%
Publishing	1,739	2,680	941	54.1%	589	1,186	597	101.4%
Corporate	(4,213)	(4,197)	16	0.4%	(14,296)	(14,735)	(439)	(3.1)%
Total operating income:	$8,158	$8,711	$553	6.8%	$16,899	$21,461	$4,562	27.0%

Radio operating income decreased in the three months ended November 30, 2013 principally due to modest revenue growth coupled with additional expenses related to the development and launch of our smartphone application. Radio operating income increased in the nine months ended November 30, 2013 principally due to the 98.7FM LMA, which greatly reduced our operating expenses in New York, coupled with severance and contract termination costs incurred in connection with the LMA transaction in the prior year.
Publishing operating income increased in the three months and nine months ended November 30, 2013 mostly due to stronger advertising revenue performance at most of our magazines during the periods.
Corporate operating losses increased in the nine months ended November 30, 2013 mostly due to increased noncash compensation expense and increased depreciation and amortization expense, both of which were previously discussed.
Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(5,361)	$(1,712)	$3,649	(68.1)%	$(18,006)	$(5,441)	$12,565	(69.8)%

Interest expense decreased due to significant repayments of long-term debt throughout fiscal 2013, coupled with lower interest rates on long-term debt as a result of our refinancing activity in December 2012.

Loss on debt extinguishment:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(56)	$(653)	$(597)	1,066.1%	$(1,141)	$(653)	$488	(42.8)%

In the prior year the Company recorded a loss on debt extinguishment related to the write-off of debt fees associated with term loans it repaid and with the permanent reduction of revolver capacity under our former credit agreement. In the current year, the Company recorded a loss on debt extinguishment related to the write-off of debt fees and unamortized debt discount associated with term loans it repaid.

(Benefit) provision for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$976	$732	$(244)	(25.0)%	$(4,948)	$911	$5,859	118.4%
The Company is recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.6 million in the fiscal year ending February 2014. During the nine months ended November 30, 2013, the Company recorded a benefit of approximately $0.7 million related to the favorable settlement of a state tax dispute and a benefit of approximately $0.5 million related to lower than expected state tax liabilities on asset dispositions.
The benefit in the nine months ended November 30, 2012 principally relates to the tax benefit associated with our impairment loss on the 98.7FM FCC License.
Income from discontinued operations, net of tax:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$3,707	$—	$(3,707)	(100.0)%	$40,124	$—	$(40,124)	(100.0)%

Our international radio operations in Hungary, Slovakia and Bulgaria, our Emmis Interactive operations, our operations of KXOS-FM and our Country Sampler operations were classified as discontinued operations in the accompanying condensed consolidated statements. These operations all ceased prior to February 28, 2013. The income from discontinued operations, net of tax for the three months ended November 30, 2102 mostly relates to a tax benefit recorded in connection with our sale of Country Sampler. The income from discontinued operations, net of tax for the nine months ended November 30, 2012 mostly relates to the gain on sale recorded in connection with the sale of KXOS-FM.

Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$5,636	$5,668	$32	0.6%	$42,971	$14,550	$(28,421)	(66.1)%

Consolidated net income for the nine month period ended November 30, 2013 decreased because of the gain on sale recorded in connection with the sale of KXOS-FM in the prior year, which is partially offset by the impairment loss recorded in connection with the LMA of 98.7FM in the prior year and a decrease in interest expense in the current year.

Gain on extinguishment of preferred stock:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$—	$—	$—	N/A	$—	$325	$325	N/A

During the nine months ended November 30, 2013, the Company purchased 8,650 shares of its preferred stock for an average price of $12.38 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the liquidation preference of $50 per share.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our 2012 Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and the repayment of debt.
At November 30, 2013, we had cash and cash equivalents of $5.3 million and net working capital of $8.4 million. At February 28, 2013, we had cash and cash equivalents of $8.7 million and net working capital of $5.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2013 and November 30, 2013 was $6.3 million and $1.6 million, respectively. We intend to use the cash held internationally to fund costs of our ongoing litigation related to our former broadcasting license in Hungary.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $16.0 million for the nine months ended November 30, 2013 as compared to cash used in operating activities of $2.5 million for the nine months ended November 30, 2012. The increase in cash provided by operating activities is mostly due to a decrease in cash paid for interest as a result of the Company’s substantial debt repayments and lower interest rates on outstanding debt.
Investing Activities
Cash provided by investing activities was $98.2 million for the nine months ended November 30, 2012 as compared to cash used in investing activities of $4.1 million for the nine months ended November 30, 2013. During the nine months ended November 30, 2012, the Company sold KXOS-FM in Los Angeles for $85.5 million in cash, sold Country Sampler and related magazines for $8.7 million in cash and received $10.0 million for the intellectual property of WRKS-FM in New York. Partially offsetting the proceeds of asset sales during the nine months ended November 30, 2012 is cash used by the Company for investment purposes of $4.0 million, $3.5 million of which related to the Company’s investment in Courseload, Inc., a company that provides online access to textbooks and other material, and capital expenditures of $2.2 million. Cash used in investing activities during the nine months ended November 30, 2013 mostly consisted of $2.3 million of capital expenditures, $1.7 million related to the settlement of transaction fees and working capital adjustments associated with the sale of our Bulgarian and Slovakian radio operations which are included in discontinued operations and $0.2 million of additional investments, net of distributions from investments.

We expect capital expenditures related to continuing operations to be approximately $3.2 million in the current fiscal year, compared to $3.4 million in fiscal 2013. We expect that future requirements for capital expenditures will include capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2012 Credit Agreement.
Financing Activities
Cash used in financing activities was $90.0 million and $15.3 million for the nine months ended November 30, 2012 and 2013, respectively. Cash used in financing activities in the nine months ended November 30, 2012 primarily relates to the net debt repayments of $83.3 million, $3.5 million of debt related costs incurred in connection with the issuance of the 98.7FM nonrecourse debt and amendments to our debt agreement, and $3.3 million used to pay distributions to noncontrolling interests. Cash used in financing activities in the nine months ended November 30, 2013 primarily relates to $11.1 million of net debt repayments and $3.6 million used to pay distributions to noncontrolling interests, and $0.5 million to settle tax withholding obligations on stock issued to employees.
As of November 30, 2013, Emmis had $59.0 million of borrowings under the 2012 Credit Agreement ($8.0 million current and $51.0 million long-term), $76.0 million of non-recourse debt ($4.4 million current and $71.6 million long-term) and $46.4 million of Preferred Stock liquidation preference. Borrowings under the 2012 Credit Agreement debt bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of November 30, 2013, our weighted average borrowing rate under our 2012 Credit Agreement including the effect of our interest rate swap agreement was approximately 4.6%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $8.0 million for mandatory repayment of term notes under our 2012 Credit Agreement, $7.4 million related to our 98.7FM non-recourse debt ($4.4 million of principal repayments and $3.0 million of interest payments) and $1.9 million of fixed interest as the result of our interest rate exchange agreement. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The remainder of the 2012 Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.

At January 2, 2014, we had $18.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2013. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

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

NextRadio LLC made the first $3.75 million quarterly payment to Sprint on August 9, 2013. NextRadio LLC continues to execute funding agreements with radio broadcasters to help fund its quarterly commitment to Sprint. Emmis paid $0.8 million of the first quarterly payment amount, which was expensed over the three-month period ending November 8, 2013. NextRadio LLC collected and remitted $2.2 million to Sprint on December 12, 2013 as a partial payment of the second quarterly installment. Although Emmis did not fund any portion of the second quarterly payment, it may pay amounts in excess of its pro rata share toward future quarterly payments that are not fully funded by other radio broadcasters and other participants in the radio industry. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis, which is recorded as station operating expenses, excluding depreciation and amortization expense.
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

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. During the nine months ended November 30, 2012 and 2013, the Company incurred Hungary license litigation expenses of approximately $0.8 million and $1.8 million, respectively.
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
On August 31, 2012, the U.S. District Court denied plaintiffs request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. The trial, originally set for late January 2014, has been postponed by the Court pending a ruling on motions for summary judgment filed by the Company and by plaintiffs. A new trial date has not yet been set. Emmis is defending this lawsuit vigorously.

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

Based on amounts outstanding at November 30, 2013, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.2 million.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2013 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended November 30, 2013, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2013 — September 30, 2013	118,111	$3.15	—	$—
October 1, 2013 — October 31, 2013	—	N/A	—	$—
November 1, 2013 — November 30, 2013	—	N/A	—	$—
	118,111		—
Series A Non-Cumulative Convertible Preferred Stock
September 1, 2013 — September 30, 2013	—	N/A	—	$392,875
October 1, 2013 — October 31, 2013	—	N/A	—	$392,875
November 1, 2013 — November 30, 2013	—	N/A	—	$392,875
	—		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Employment agreement by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	10/25/2013
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Taxonomy Extension Schema Document *	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *	X

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

EMMIS COMMUNICATIONS CORPORATION
Date: January 9, 2014	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer