Form 10-K
period 2014-02-28
EMMIS COMMUNICATIONS CORP
filed 2014-05-08
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $100,517,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 2, 2014, was:
38,480,820         Class A Common Shares, $.01 par value
4,569,464         Class B Common Shares, $.01 par value
0          Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2014 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

PART I

ITEM 1. BUSINESS.
GENERAL
We are a diversified media company, principally focused on radio broadcasting. We operate the 9th largest radio portfolio in the United States based on total listeners. Emmis owns 18 FM and 3 AM radio stations in New York, Los Angeles, St. Louis, Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there), Indianapolis and Terre Haute, IN and operates two additional stations in New York (one FM and one AM) pursuant to a Local Marketing Agreement (“LMA”) whereby Emmis provides the programming for these stations and sells all advertising within that programming pending its acquisition of the stations. In addition, one of the FM radio stations that Emmis currently owns in New York is operated pursuant to an LMA by a third party.
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
Enhance the efficiency of our operations
We believe it is essential that we operate our businesses as efficiently as possible. In response to the 2008 economic recession, we implemented a series of aggressive restructurings and cost cuts. More recently, we have been investing in common technology platforms across all of our radio and publishing entities to help standardize our business processes.
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

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of March 26, 2014. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the January 2014 Portable People Meter™ (PPM™) results or, in the case of our Terre Haute stations, based on the Fall 2013 Nielsen Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	1	8.4
New York, NY [1]	2
WQHT-FM		Hip-Hop	18-34	3	7.1
St. Louis, MO	20
KPNT-FM		Alternative Rock	18-34	5	8.6
KSHE-FM		Album Oriented Rock	25-54	4	6.6
KIHT-FM		Classic Hits	25-54	13	4.4
KFTK-FM		Talk	25-54	15t	3.0
Austin, TX	33
KLBJ-AM		News/Talk	25-54	14	3.1
KLZT-FM		Mexican Regional	18-34	6	5.7
KBPA-FM		Adult Hits	25-54	1	11.4
KLBJ-FM		Album Oriented Rock	25-54	7	4.7
KGSR-FM		Adult Album Alternative	25-54	13	3.4
KROX-FM		Alternative Rock	18-34	3	7.8
Indianapolis, IN	38
WFNI-AM		Sports Talk	25-54	19t	1.6
WYXB-FM		Soft Adult Contemporary	25-54	1	7.7
WLHK-FM		Country	25-54	8	5.4
WIBC-FM		News/Talk	35-64	3	7.1
Terre Haute, IN	227
WTHI-FM		Country	25-54	1	14.7
WFNF-AM		Sports Talk	25-54	11	0.9
WFNB-FM		Adult Hits	25-54	6	5.5
WWVR-FM		Classic Rock	25-54	4	9.2
1 Our second owned station in New York, WEPN-FM, is operating pursuant to an LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.
On February 11, 2014, Emmis entered into a Purchase and Sale Agreement with YMF Media LLC ("YMF"), pursuant to which Emmis agreed to purchase the assets of radio stations WBLS-FM and WLIB-AM in New York, NY ("Stations") for $131 million, subject to customary adjustments and prorations. Following approval by the Federal Communications Commission and the satisfaction of other customary closing conditions, the transaction is scheduled to close in two separate closings. The first closing is expected to occur promptly after receipt of the FCC’s consent to the assignment to Emmis of the Stations’ FCC licenses, and will involve YMF transferring WBLS-FM's and WLIB-AM's assets to Emmis and Emmis (i) transferring the Stations’ assets to newly-formed subsidiaries of Emmis, (ii) paying YMF $55 million of the purchase price and (iii) transferring to YMF a 49.9% noncontrolling ownership interest in the Emmis subsidiaries that will own the Stations’ assets. The second closing is scheduled to occur on or about February 15, 2015, and will involve the payment of the balance of the purchase price to YMF ($76 million) in exchange for the transfer to Emmis of YMF’s interest in the Emmis subsidiaries that own the Stations’ assets. The Purchase and Sale Agreement contains customary representations, warranties, covenants and indemnities, including liquidated damages in the amount of ten percent of the purchase price and specific performance remedies that may be asserted by either Emmis or YMF.
On February 11, 2014, Emmis entered into an LMA with YMF to program the Stations. The LMA did not commence until March 1, 2014.
In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to 90 affiliated radio stations in Indiana.

PUBLISHING OPERATIONS
We publish the following magazines:

Monthly
Paid & Verified Circulation[1]
Texas Monthly	300,945
Los Angeles	141,000
Atlanta	68,280
Orange Coast	47,060
Indianapolis Monthly	39,280
Cincinnati	33,960
1 Source: Publisher’s Statement subject to audit by the Alliance for Audited Media or Circulation Verification Council (as of December 31, 2013)
INTERNET AND NEW TECHNOLOGIES
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
INDUSTRY INVOLVEMENT
We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Nielsen Audio Advisory Council, the Media Financial Management Association, MPA - the Association of Magazine Media, the City and Regional Magazine Association and as founding members of the Radio Operators Caucus and Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” Our management and on-air personalities have won numerous industry awards.
COMPETITION
Radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet, satellite radio and direct marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Los Angeles). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the Federal Communications Commission (the “FCC”) permit certain joint ownership and joint operation of local stations. Most of our radio stations take advantage of these joint arrangements in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
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
ADVERTISING SALES
Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2014, approximately 23% of our total advertising revenues were derived from national sales, and 77% were derived from local sales. For the year ended February 28, 2014, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (81%) than our publishing entities (66%).
EMPLOYEES
As of February 28, 2014, Emmis had approximately 720 full-time employees and approximately 280 part-time employees. Approximately 20 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of April 30, 2014:

				Expiration Date of License[1]			Height Above Average Terrain (in feet)	Power (in Kilowatts)
Radio Market	Stations	City of License	Frequency			FCC Class
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2021		B	3,035	25
New York, NY	WQHT-FM	New York, NY	97.1	June 2014	[2]	B	1,339	6.7
	WEPN-FM	New York, NY	98.7	June 2014	[2]	B	1,362	6
St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2021		C1	561	100
	KIHT-FM	St. Louis, MO	96.3	February 2021		C1	1,027	80
	KPNT-FM	Collinsville, IL	105.7	December 2004	[2,3]	C1	835	54
	KSHE-FM	Crestwood, MO	94.7	February 2021		C0	1,027	100
Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2013	[2]	C0	1,257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2021		C	1,926	100
	KLZT-FM	Bastrop, TX	107.1	August 2013		C2	499	49
	KLBJ-AM	Austin, TX	590	August 2013	[2]	B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2013	[2]	C	1,050	97
	KROX-FM	Buda, TX	101.5	August 2013		C2	847	12.5
Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2020		B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2020		B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2004	[2]	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2020		B	492	50
Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2020		B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2020		A	295	3.3
	WFNB-FM	Brazil, IN	92.7	August 2020		A	299	6
	WFNF-AM	Brazil, IN	1130	August 2020		D	N/A	0.5 D / 0.02 N
1 Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.
2 Renewal application is pending.
3 The FCC has authorized changes in technical facilities for KPNT-FM at a new transmitter site as follows: FCC Class, C1; Height Above Average Terrain, 715 ft; and Effective Radiated Power, 64 kW. The station is authorized to continue operation with its existing facilities until the new facilities are constructed. The KPNT-FM changes require change of the city of license of station KSEF-FM from Farmington, MO to St. Genevieve, MO, which the FCC has approved.
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
Petitions to deny were filed against the renewal applications for KPNT submitted in 2004 and 2012, and remain pending. An informal objection was filed against the renewal applications of the Company’s Indiana radio stations and was rejected by the FCC, and the licenses of all the Indiana radio stations except WIBC were renewed. Both a petition for reconsideration, and later an application for review, related to the grant of those Indiana license renewals were filed, and both were rejected. A petition for reconsideration of the decision denying the application review to the Indiana license renewal applications was subsequently filed, and remains pending. See “PROGRAMMING AND OPERATION.”
REVIEW OF OWNERSHIP RESTRICTIONS. The FCC is required by statute to review all of its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify any of its rules that are no longer “necessary in the public interest.”
Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a local market have remained largely intact. The most recent FCC quadrennial review decision was appealed by a number of parties (not including Emmis). The Third Circuit issued a decision in July 2011 which upheld the FCC’s decisions regarding all of its rules except for a revised newspaper/broadcast cross-ownership rule, which the Court vacated and remanded to the Commission based on the Court’s finding that the agency had failed to provide adequate notice and opportunity for comment on the changes to that rule. The Supreme Court denied petitions for certiorari of the Third Circuit’s decision in June 2012. Several parties jointly filed a petition for reconsideration of the December 2007 decision with the FCC, and that petition remains pending. In 2010, the FCC again commenced a quadrennial review of its broadcast ownership rules, which it subsequently incorporated into the record of 2104 quadrennial review launched in April 2014. Both the 2010 and 2014 quadrennial reviews remain pending, and we cannot predict whether these proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
The discussion below reviews the pertinent ownership rules currently in effect as well as the changes in the newspaper/broadcast rule adopted in the FCC’s December 2007 decision, which the FCC has largely proposed to reinstate in its 2010 and 2014 quadrennial reviews.
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
On April 26, 2012, a subsidiary of Emmis entered into an LMA with New York AM Radio, LLC pursuant to which, commencing April 30, 2012, it began purchasing from Emmis the right to provide programming on radio station WRKS-FM (now WEPN-FM), 98.7FM, New York, NY until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of New York AM Radio, LLC, has guaranteed the obligations under the LMA. Emmis’ subsidiary will retain ownership of the 98.7FM FCC license during the term of the LMA and will receive an annual fee of $8.4 million for the first year of the term under the LMA, which fee will increase by 3.5% each year thereafter until the LMA’s termination.
Although the FCC’s quadrennial review decisions have not changed the numerical caps under the local radio rule, the FCC adjusted the rule in June 2003 by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer committed to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Subsequently, however, the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations, we would therefore have to “spin off” one FM station to a separate buyer. The FCC has proposed to retain intact its local radio ownership rule, and has sought comment on alternatives to its previous definition of eligible small businesses, in its most recent quadrennial reviews.
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
For purposes of this rule, the FCC counts as “voices” commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and no more than one cable operator. The FCC will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a “failed station.” The FCC has proposed to eliminate this rule in its most recent quadrennial reviews.
FCC rules also generally prohibit common ownership of a daily newspaper and a radio or television station in the same local market. In its December 2007 quadrennial review decision, the FCC adopted rules that contained a presumption in favor of allowing ownership of one television or radio station in combination with one daily newspaper in the 20 largest media markets. In smaller markets, there would have been a presumption against allowing such ownership. In the case of proposed TV/newspaper combinations, the TV station could not be among the top four ranked stations in its market, and at least eight independently owned and operated TV stations would have had to remain in the market post-transaction. As noted above, the Third Circuit vacated these changes to the newspaper/broadcast cross-ownership ban on procedural grounds. The FCC has largely proposed to reinstate the standards applicable to proposed newspaper/TV combinations in its most recent quadrennial reviews, while at the same time seeking comment on whether to eliminate the newspaper/radio cross-ownership rule.
ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. In November 2013 the FCC clarified that it would accept requests to allow foreign investment above 25% in broadcast stations, and that it would evaluate those requests on a case-by-case basis to determine whether the requesting party had provided a sufficient public interest showing. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. An LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.
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

•
any equity interest in a limited partnership or limited liability company where the limited partner or member has not been “insulated” from the media-related activities of the LP or LLC pursuant to specific FCC criteria;

•
equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper). In December 2007, the FCC increased these limits under certain circumstances where the equity and/or debt interests are in a small business meeting certain requirements. Subsequently, however, the Third Circuit vacated the FCC’s definition of small businesses eligible to take advantage of the increased limits. The FCC has sought comment on alternatives to its previous definition of eligible small businesses in its 2010 quadrennial review.

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
In August 2004, Emmis entered into a Consent Decree with the FCC, pursuant to which (i) the company adopted a compliance plan intended to avoid future indecency violations, (ii) the company admitted, solely for purposes of the Decree, that certain prior broadcasts were “indecent,” (iii) the company agreed to make a voluntary payment of $300,000 to the U.S. Treasury, (iv) the FCC rescinded its prior enforcement actions against the company based on allegedly indecent broadcasts, and agreed not to use against the company any indecency violations based on complaints within the FCC’s possession as of the date of the Decree or “similar” complaints based on pre-Decree broadcasts, and (v) the FCC found that neither the alleged indecency violations nor the circumstances surrounding a civil suit filed by an announcer at an Emmis station that has since been sold raised any substantial and material questions concerning the company’s qualifications to hold FCC licenses. The Consent Decree was subsequently upheld by a federal court of appeals. Petitions were filed against the license renewal applications of KPNT and the previously owned station, and an informal objection was filed against the license renewals of the company’s Indiana radio stations, in each case based primarily on the matters covered by the Decree. Petitions against KPNT remain pending. The objections against the Indiana license renewals and a petition for reconsideration of the grant of those applications were rejected by the FCC, as were applications for review of those FCC actions. A petition for reconsideration of the decision denying the application for review related to the license renewal applications for the Indiana stations and the previously owned station was later filed, and remains pending. Subsequent to the approval of the Consent Decree, the company has received letters of inquiry from the FCC alleging additional violations of the indecency rules. The broadcasts covered by these letters of inquiry are not covered by the Consent Decree and could result in the imposition of liability.
The FCC’s indecency rules have also been the subject of litigation. In July 2010, the Second Circuit held the FCC’s indecency standards to be unconstitutionally vague in violation of the First Amendment. The Second Circuit later vacated the agency decision at issue in another appeal based on its earlier decision. The FCC challenged these rulings in the Supreme Court. In June 2012 the Supreme Court vacated the Second Circuit’s decision, finding that the FCC had failed to provide adequate notice regarding the contours of its indecency policy with respect to the broadcasts at issue in the underlying proceedings, but leaving open the possibility that the agency might be able to enforce the prohibition on broadcast indecency in the future. The Third Circuit issued a decision vacating another FCC indecency ruling in November 2011, and the Supreme Court denied the FCC’s request for review of this decision. It is not clear how the FCC will apply these judicial decisions to outstanding complaints, including those involving Emmis stations, or how they will impact future FCC policies in this area. The FCC has also solicited public comment on whether, and if so how, to revise its indecency enforcement policies, in a proceeding that remains pending.
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
ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a new low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. In March 2012, the FCC modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection. The FCC opened a window for the filing of applications seeking authority to construct or make major changes to LPFM facilities which extended from October 15 through November 14, 2013, and in which it received more than 2,800 LPFM applications. The FCC continues to process the applications submitted during the window and, despite the findings of the March 2012 FCC study, we cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.
In June 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area.
The FCC also previously authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. In July 2008, the two original SDARS companies-Sirius Satellite Radio, Inc. and XM Satellite Radio Holdings, Inc.-merged into a new company called Sirius XM, which currently provides nationwide programming service. Sirius XM also offers channels that provide local traffic and weather information for major cities.
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
For the license period 2006-2015, Emmis has been paying royalty rates for non-interactive Internet streaming of sound recordings in accordance with a settlement agreement reached in February 2009 between the National Association of Broadcasters (“NAB”) and SoundExchange (the entity that represents the recording industry and receives royalty payments from webcasters). On March 9, 2011, the Copyright Royalty Board (“CRB”) published statutory royalty rates and terms for non-interactive Internet streaming of sound recordings for 2011-2015. The rates do not apply to services, like Emmis’ Internet streaming services, that are governed by the NAB-SoundExchange settlement. For radio broadcasters, however, the CRB modeled the statutory rates after the rates agreed to in the settlement; both sets of rates increase from 0.17 cent per listener per song in 2011 to 0.25 cent per listener per song in 2015. The CRB has commenced a proceeding to set rates for the upcoming 2016-2020 license period, which remains pending. We cannot predict the outcome of that proceeding or determine the impact (if any) on our business of any new rates the CRB may set or the parties may agree to for the upcoming license period.
Legislation has also been introduced in Congress that would require the payment of performance royalties to artists, musicians, or record companies whose music is played on terrestrial radio stations, ending a long-standing copyright law exception. If enacted, such legislation could have an adverse impact on the cost of music programming.
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
We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market such as Los Angeles or New York, also generally has a significant effect on us. The 2008 economic recession negatively impacted our results of operations. While economic conditions appear to be improving, unemployment remains high and we cannot ensure that our results of operations won’t be negatively impacted by delays or reversals in the economic recovery or by future economic downturns.
Even with a recovery from the 2008 economic recession, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to maintain a reduced level of advertising expenditures if that sector experiences a slower recovery than the economy in general, or might reduce its advertising expenditures further if additional downturns occur. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.
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
Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 50% of our radio revenues in fiscal 2014. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets. This concentration is expected to increase in fiscal 2015 due to our planned acquisition of WBLS-FM and WLIB-AM in New York.
Our radio operations lack the scale of some of our competitors, especially in the New York and Los Angeles markets.
We currently own one station in Los Angeles and two stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA. Some of our competitors in these markets have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in these markets and may be able to realize operating efficiencies by programming multiple stations in a market. Also, given the reliance on single formats in each of these markets, our results from operations can be materially affected by additional format competition by our competitors. While the acquisition of WBLS-FM and WLIB-AM in New York will increase our scale in that market, we will continue to have fewer stations than several of our competitors in New York.
We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive, and changes in technology may increase the risk of material intellectual property infringement claims.
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
Additionally, technological advancements in the operation of radio stations and related businesses have increased the number of patent and other intellectual property infringement claims brought against broadcasters, including Emmis. While Emmis has not historically been subject to material patent and other intellectual property claims and takes certain steps to limit the likelihood of, and exposure to, such claims, no assurance can be given that material claims will not be asserted in the future.
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

Future operation of our business may require significant additional capital; closing the WBLS-FM/WLIB-AM acquisition will require refinancing our 2012 Credit Agreement.
The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Credit Agreement, dated December 28, 2012 (the “2012 Credit Agreement”), and proceeds from future issuances of debt and equity, both public and private. Currently, the 2012 Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted. Furthermore, in order to consummate our announced acquisition of WBLS-FM and WLIB-AM in New York, we must raise additional debt and refinance the debt currently outstanding under the 2012 Credit Agreement. We cannot ensure that we will be able to raise this indebtedness on acceptable terms, if at all.
We may fail to realize any benefits and incur unanticipated losses related to any acquisition.
The success of our strategic acquisitions will depend, in part, on our ability to successfully integrate the acquired assets with our existing assets. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business.
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
We have significant obligations relating to our current operating leases.
There are proposed changes to the accounting guidance that could require us to recognize our current operating leases on the balance sheet. As of February 28, 2014, we had operating lease commitments of approximately $58.5 million. These leases are classified as operating leases and disclosed in Note 12 to our accompanying consolidated financial statements. Currently, operating leases are classified as off-balance sheet transactions and only the current year operating lease expense is accounted for in the consolidated statements of operations as rent expense. All of our leases, which have been classified as operating leases, require us to make certain estimates at the inception of the lease in order to determine whether the lease is operating or capital. The proposed change would require that substantially all operating leases be recognized as assets (the right to use the leased property) and liabilities (the present value of future lease payments). The effective date has not been determined and may require retrospective adoption. If adopted in its present form, this would result in: (1) an increase in the assets and liabilities reflected on our consolidated balance sheets; and (2) an increase in our interest expense and depreciation and amortization expense and a decrease to our rent expense reflected on our consolidated statements of operations.
Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.
The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial position, results of operations and cash flows.
Because of our holding company structure, we depend on our subsidiaries for cash flow, and our access to this cash flow is restricted.
We operate as a holding company. All of our radio stations and magazines are currently owned and operated by our subsidiaries. Emmis Operating Company(“EOC”), our wholly-owned subsidiary, is the borrower under our credit facility. All of our station and magazine operating subsidiaries and FCC license subsidiaries are subsidiaries of EOC. Further, we guarantee EOC’s obligations under the credit facility and substantially all of EOC’s assets are pledged as collateral under the credit facility. As a holding company, our only source of cash to pay our obligations, including corporate overhead expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including covenants contained in our credit facility, would permit such dividends or distributions.

Risks Related to our Indebtedness:
Our substantial indebtedness could adversely affect our financial health.
We have a significant amount of indebtedness. At February 28, 2014, our total indebtedness was $128.9 million, consisting of $54.0 million under our 2012 Credit Agreement and $74.9 million of 98.7FM nonrecourse debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our shareholders’ equity was $35.8 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Our 98.7FM debt is not subject to these risks to the same degree as the debt under our 2012 Credit Agreement, as certain rights and payments under the 98.7FM LMA have been assigned to the holder of the 98.7FM debt, the 98.7FM debt is generally nonrecourse to the rest of Emmis, and the LMA payments have been guaranteed by Disney Enterprises, Inc.
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
Our 2012 Credit Agreement requires us to repay $8.0 million of our term notes annually in addition to periodic interest payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We need to refinance all or a portion of our indebtedness in order to fund the acquisition of radio stations WBLS-FM and WLIB-AM. While we believe we have reasonable prospects of refinancing on commercially reasonable terms, we cannot assure investors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.
As of May 2, 2014, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 57% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
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

Our stock price and trading volume could be volatile.
Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS.” The market price of our Class A common stock and our trading volume have been subject to fluctuations since our initial public offering in 1994. Accordingly, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $58.5 million in aggregate annual minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a summary judgment in favor of Emmis on all matters in the complaint. The Plaintiffs filed an appeal of the U.S. District Court's decision in March 2014. Emmis is defending this lawsuit vigorously.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 28, 2014	YEAR FIRST ELECTED OFFICER
Richard F. Cummings	President—Radio Programming	62	1984
J. Scott Enright	Executive Vice President, General Counsel and Secretary	51	1998
Gregory T. Loewen	President—Publishing Division and Chief Strategy Officer	42	2007
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
The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2012	1.79	0.68
August 2012	2.57	1.36
November 2012	2.50	1.61
February 2013	2.01	1.57

May 2013	1.85	1.43
August 2013	3.44	1.58
November 2013	3.61	2.19
February 2014	3.67	2.34

HOLDERS
At May 2, 2014, there were 5,168 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ 2012 Credit Agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the 2012 Credit Agreement.
In connection with the September 4, 2012 amendment to the Company’s Articles of Incorporation, all accumulated but undeclared dividends on our Preferred Stock were canceled and the Preferred Stock was changed from cumulative to noncumulative. This amendment is the subject of litigation discussed under Part I, Item 3, “Legal Proceedings.”
SHARE REPURCHASES
During the three-month period ended February 28, 2014, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 28, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2013 - December 31, 2013	—	N/A	—	$—
January 1, 2014 - January 31, 2014	2,607	$2.74	—	$—
February 1, 2014 - February 28, 2014	159,272	$3.51	—	$—
	161,879		—
Series A Non-Cumulative Convertible Preferred Stock
December 1, 2013 - December 31, 2013	—	N/A	—	$392,875
January 1, 2014 - January 31, 2014	—	N/A	—	$392,875
February 1, 2014 - February 28, 2014	—	N/A	—	$392,875
	—		—

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
The following line graph compares the yearly percentage change in the cumulative total shareholder return of our Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of an index of certain peer radio broadcasting companies with which the Company competes from February 28, 2009, to the fiscal year ended February 28, 2014. The peer group is comprised of Cumulus Media Inc., Entercom Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each index on February 28, 2009 and that all dividends were reinvested.

	2/28/2009	2/28/2010	2/28/2011	2/29/2012	2/28/2013	2/28/2014
Emmis	$100.00	$290.32	$354.84	$235.48	$519.35	$1,012.90
NASDAQ	100.00	162.45	201.93	215.33	229.36	312.67
Peer Group	100.00	509.55	641.74	355.01	421.38	776.71

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data as of and for year ended February 28, 2014 and for the four prior years are derived from our audited consolidated financial statements. The selected financial data for the years ended February 28 (29), 2014, 2013 and 2012 and balance sheets as of February 28, 2014 and 2013 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended February 28, 2011 and 2010 and the balance sheets as of February 28 (29), 2012, 2011 and 2010 are derived from financial statements not included herein.
Our financial results are not comparable from year to year due to dispositions of radio stations and other businesses, impairments of broadcasting licenses and goodwill and other significant events including:

•
During the years ended February 28, 2013, 2011 and 2010, we recorded impairment losses in continuing operations of $11.4 million, $7.0 million and $146.3 million, respectively. See the notes accompanying the consolidated financial statements for further discussion of the contributing factors to the impairment;

•
The Company historically recorded a full valuation allowance on all U.S. (federal and state) deferred tax assets. During the year ended February 28, 2014, principally due to improved operating results, the Company determined that a valuation allowance on most of its deferred tax assets was no longer appropriate and reversed the valuation allowance on all U.S. deferred tax assets (with the exception of certain state NOL DTA's);

•
Throughout the five-year period ending on February 28, 2014, the Company disposed of numerous radio stations, including both of its stations in Chicago, one station in New York and one station in Los Angeles. The net proceeds from station sales were generally used to pay down long-term debt. The decrease in our long-term debt balance coupled with lower rates on outstanding debt balances subsequent to our debt refinancing in December 2012 substantially decreased our interest expense; and

•	On September 1, 2011, Emmis sold a controlling interest in WRXP-FM (New York), WLUP-FM (Chicago) and WKQX-FM (Chicago). Emmis retained a preferred equity interest and common equity interest in the company that purchased the stations. Due to its continued equity interests, the Company did not reclassify the results of operations of these stations (which includes a gain on sale of controlling interest of $31.9 million during the year ended February 29, 2012) to discontinued operations, which affects comparability amongst the periods presented below. During the year ended February 29, 2012, Emmis incurred approximately $2.5 million of equity-method losses related to its retained investment in these stations and recorded an other-than-temporary impairment loss of $13.9 million, reducing the carrying amount of the investment to zero.

	Year ended February 28 (29),
	2010	2011	2012	2013	2014
	(in 000's, except per share data)
Operating Data:
Net revenues	$208,222	$216,486	$202,218	$196,084	$205,146
(Loss) income from continuing operations	$(87,424)	$(3,319)	$35,725	$(1,829)	$48,655
(Loss) income from continuing operations per share (basic)	$(2.71)	$(0.46)	$2.21	$(0.21)	$1.08
(Loss) income from continuing operations per share (diluted)	$(2.71)	$(0.46)	$0.69	$(0.21)	$0.94

Balance Sheet Data:
Total assets	$498,168	$472,477	$340,769	$261,624	$265,348
Long-term debt, net of current portion	$337,758	$327,704	$229,725	$131,494	$114,926

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).
We own and operate radio and publishing properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™ and four times a year for markets measured by diaries. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the past three years. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, network revenues and barter.

	Year ended February 28 (29),
	2012	% of Total	2013	% of Total	2014	% of Total
Net revenues:
Local	$114,006	56.4%	$103,089	52.6%	$108,010	52.7%
National	34,122	16.9%	31,253	15.9%	31,995	15.6%
Political	702	0.3%	2,242	1.1%	604	0.3%
Publication Sales	6,128	3.0%	6,141	3.1%	6,312	3.1%
Non Traditional	19,177	9.5%	19,653	10.0%	20,762	10.1%
Interactive	8,242	4.1%	8,969	4.6%	11,429	5.6%
LMA Fees	310	0.2%	8,609	4.4%	10,331	5.0%
Other	19,531	9.6%	16,128	8.3%	15,703	7.6%
Total net revenues	$202,218		$196,084		$205,146
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
KNOWN TRENDS AND UNCERTAINTIES
Although advertising revenues have stabilized following the 2008 economic recession, radio revenue growth remains challenged. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, which have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, internet radio, and digital audio sales has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States do not permit the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a hybrid radio smartphone application, as an industry solution to make the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones a rich experience. In August 2013, Sprint began enabling FM tuners and pre-loading the NextRadio® application on certain models of smartphones. The radio industry continues to work with other leading United States network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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

The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. During the year ended February 28, 2014, KPWR-FM in Los Angeles experienced revenue growth that was better than its overall market, but revenue growth at WQHT-FM in New York lagged its overall market growth. Our results in New York and Los Angeles are often more volatile than our larger competitors due to our lack of scale in these markets. Our dependence on the performance of one station in each of these markets limits our ability to adapt as the competitive environment shifts. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. On March 1, 2014, we significantly increased our scale in New York when we began programming WBLS-FM and WLIB-AM pursuant to a Local Marketing and Programming Agreement. We expect to consummate our acquisition of these assets during fiscal 2015.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s 2012 Credit Agreement substantially limits our ability to make acquisitions. To consummate the announced acquisition of WBLS-FM and WLIB-AM in New York, we will refinance the 2012 Credit Agreement. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 8 to our consolidated financial statements for a discussion of various dispositions.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2014, we have recorded approximately $163.2 million in goodwill and FCC licenses, which represents approximately 62% of our total assets.
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
Assumptions incorporated into the annual impairment testing as of December 1, 2013 were similar to those used in our December 1, 2012 annual impairment testing. Below are some of the key assumptions used in our annual and interim impairment assessments. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2014.

	December 1, 2011	December 1, 2012	December 1, 2013
Discount Rate	11.9% - 12.2%	11.9% - 12.3%	12.0% - 12.4%
Long-term Revenue Growth Rate	2.5% - 3.3%	2.3% - 3.3%	2.3% - 3.1%
Mature Market Share	3.2% - 29.4%	3.2% - 29.4%	3.5% - 30.2%
Operating Profit Margin	26.0% - 37.2%	25.1% - 38.3%	25.0% - 39.1%
In connection with the April 2012 LMA of 98.7FM in New York previously discussed, the Company separated its two New York stations into separate units of accounting. The Company performed an interim impairment test of those licenses during the quarter ended May 31, 2012, and recorded an interim impairment charge of $11.0 million. No further impairment of our FCC licenses was recorded as a result of our December 1, 2012 or December 1, 2013 annual tests.
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2013, the Company applied a market multiple of 7.0 times and 5.0 to 7.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2014.
During our December 1, 2012 annual goodwill impairment test, the Company wrote off $0.4 million of goodwill associated with our Indianapolis Monthly publication. Declining operating performance of Indianapolis Monthly resulted in a step-one indication of impairment for Indianapolis Monthly on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of Indianapolis Monthly goodwill of $0.4 million was impaired. No further impairment of our goodwill was recorded as a result of our December 1, 2013 annual test.
Sensitivity Analysis
Based on the results of our December 1, 2013 annual impairment assessment, the fair value of our broadcasting licenses was approximately $281.5 million which was in excess of the $150.6 million carrying value by $130.9 million, or 87%. The fair values exceeded the carrying values of all of our units of accounting. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
Unit of Accounting	December 1, 2013 Carrying Value	December 1, 2013 Fair Value	Percentage by which fair value exceeds carrying value
WQHT-FM (New York)	2,596	61,981	2,287.6%
98.7FM (New York)	60,525	61,981	2.4%
Austin Cluster	39,254	40,683	3.6%
St. Louis Cluster	27,692	30,874	11.5%
Indianapolis Cluster	17,654	22,812	29.2%
KPWR-FM (Los Angeles)	2,018	62,305	2,987.5%
Terre Haute Cluster	819	830	1.3%
Total	150,558	281,466	86.9%
If we were to assume a 100 basis points change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2013, the resulting impairment charge would have been $27.7 million, $19.0 million and $11.9 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2013, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required, thus no goodwill impairment would be recognized if these two key assumptions were lowered.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.5 million and $0.6 million accrued for employee healthcare claims as of February 28, 2013 and 2014, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.
ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
The transactions described below impact the comparability of operating results for the three years ended February 28, 2014.
Sale of Slovakia radio operations
On February 25, 2013, Emmis completed the sale of its Slovakian radio network to Bauer Ausland 1 GMBH for $21.2 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. The sale of our Bulgarian radio network on January 3, 2013 created a one-time tax benefit that we could use if we sold the Slovakian network on or before February 28, 2013. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $14.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. Emmis paid approximately $1.7 million to settle working capital adjustments and other transaction related costs during the first quarter of fiscal 2014.

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
Sale of controlling interest in WRXP-FM, WKQX-FM AND WLUP-FM
On September 1, 2011, the Company completed the sale of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owned the following radio stations: (i) WKQX-FM, 101.1 MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9 MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9 MHz, Channel 250, Chicago, IL (FIN 73233) (collectively the “Merlin Stations”). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans then outstanding under its 2006 Credit Agreement. Emmis also paid a $2.0 million exit fee to Canyon related to the repayment of Extended Term Loans on September 1, 2011.
On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).
In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which were governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represented 20.6% of the initial outstanding common equity interests of Merlin Media and were subject to dilution if the Company failed to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is accounted for under the cost method. See Note 1 to the accompanying consolidated financial statements for more discussion of our investments in Merlin Media. The preferred interests held by the Company are junior to initial non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to an initial $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it was precluded from reclassifying the operating results of the stations to discontinued operations.
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
Merlin Media changed the format of WKQX-FM in Chicago and WRXP-FM in New York from a music-intensive format to a news/talk format. Both stations incurred substantial start-up losses well in excess of the original business model used in the September 1, 2011 valuation. Both stations underperformed through February 29, 2012, so much so that station cash flows were expected to be substantially lower than the estimated cash flows used in the September 1, 2011 valuation of our retained common and preferred equity interests. As such, Emmis reassessed the fair value of the retained common and preferred equity interests using the same valuation methodology described above with updated assumptions, and determined that our equity interests were fully impaired. The Company believes that the magnitude of the impairment and the potentially prolonged recovery period indicate that the impairment is other-than-temporary. As such, Emmis wrote-off the remaining carrying value of its investments in Merlin Media LLC. The total equity method loss and other-than-temporary impairment loss recognized related to Merlin Media LLC of $16.4 million is recognized in other income (expense), net in the accompanying consolidated statements of operations. During the year ended February 28, 2013, Merlin Media sold WRXP-FM in New York to a third party and changed the format of WKQX-FM in Chicago to a music-intensive format. During the year ended February 28, 2014, Merlin Media entered into an LMA with Cumulus Media, Inc. ("Cumulus") whereby Cumulus began programming Merlin Media's two remaining radio stations in Chicago. The transaction also includes a put and call feature that will presumably result in Cumulus purchasing Merlin Media's remaining assets within four years. The monthly fees provided for in the LMA with Cumulus plus the put/call price are not sufficient for Emmis to realize any value as a result of its retained preferred and common ownership interests.
Under the LLC Agreement, the Company is entitled initially to appoint one out of five members of Merlin Media’s board of managers and has limited consent rights with respect to specified transactions. The Company has no obligation to make ongoing capital contributions to Merlin Media, but as noted above is subject to dilution if it fails to participate pro rata in future capital calls. As of February 28, 2014, due to our nonparticipation in capital contributions to Merlin Media, our common equity ownership interest is approximately 17.5%.
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
Sale of Glendale, CA Tower Site
On April 6, 2011, Emmis sold land, towers and other equipment at its Glendale, CA tower site to Richland Towers Management Flint, Inc. for $6.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $4.9 million. Net proceeds from the sale were used to repay amounts outstanding under the 2006 Credit Agreement.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2013 COMPARED TO YEAR ENDED FEBRUARY 28, 2014
Net revenues:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$138,630	$145,399	$6,769	4.9%
Publishing	57,454	59,747	2,293	4.0%
Total net revenues	$196,084	$205,146	$9,062	4.6%
Radio net revenues increased during the year ended February 28, 2014 due to low single-digit market revenue growth and strong operating performance in four of our five measured markets. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reports are not available for the Terre Haute radio market. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 28, 2014 is presented below:

	For the year ended February 28, 2014
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	5.5%	-2.3%
Los Angeles	1.2%	8.6%
St. Louis	-1.6%	2.7%
Indianapolis	-1.6%	4.2%
Austin	5.0%	10.0%
All Markets	2.7%	4.9%
1 Emmis revenue performance in New York reflects only WQHT-FM
We principally attribute our better-than-market revenue growth to three factors: (1) our focus on local sales and our strategy of having the most highly skilled local sales team in each market, (2) our digital initiatives, which generated revenue growth in excess of 25% over the prior year, and (3) our Incite group, which caters to the under-served government, not-for-profit, and corporate philanthropy segment of the local advertising market.
Publishing net revenues increased in the year ended February 28, 2014 as investments in our sales teams have helped us accelerate revenue growth at our magazines. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$95,830	$99,924	$4,094	4.3%
Publishing	58,241	59,085	844	1.4%
Total station operating expenses, excluding depreciation and amortization expense	$154,071	$159,009	$4,938	3.2%

The increase in station operating expenses, excluding depreciation and amortization expense for our radio division for the year ended February 28, 2014 is mainly attributable to increased noncash compensation expense associated with the 2012 Retention Trust Plan, expenses related to the development and launch of our smartphone application, and higher sales-related costs due to the increase in net revenues.

Station operating expenses excluding depreciation and amortization expense for publishing increased during the year ended February 28, 2014 mostly due to increased print production costs, increased noncash compensation expense associated with the 2012 Retention Trust Plan, and continued strategic investments in sales, marketing and digital initiatives.

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$17,819	$17,024	$(795)	(4.5)%

Corporate expenses excluding depreciation and amortization expense decreased during the year ended February 28, 2014 primarily due to a decline in legal expenses associated with our preferred stock litigation and a $1.2 million nonrecurring expense in the prior year related to the forgiveness of a loan to our CEO. These decreases were partially offset by higher noncash compensation expense related to the 2012 Retention Trust Plan and contractual bonuses that were paid in stock.

Hungary license litigation expense:

	For the year ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation expense	$1,381	$2,058	$677	49.0%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believes that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. In April 2014, the ICSID arbitral tribunal ruled that ICSID did not have the jurisdiction to hear the merits of Emmis' claim. The increase in expenses for the year ended February 28, 2014 is mostly due to legal costs incurred in connection with our preparation for the December 2013 ICSID jurisdictional hearing.

Impairment loss on intangible assets:

	For the year ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$11,419	$—	$(11,419)	(100)%
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

Depreciation and amortization:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,451	$2,476	$25	1.0%
Publishing	318	235	(83)	(26.1)%
Corporate	1,953	2,155	202	10.3%
Total depreciation and amortization	$4,722	$4,866	$144	3.0%
The increase in depreciation and amortization for the year ended February 28, 2014 is mostly due to new computer equipment and software placed into service this fiscal year.

Loss (gain) on disposal of fixed assets:

	For the years ended February 28,
	2013	2014	$ Change
	(As reported, amounts in thousands)
Loss (gain) on disposal of fixed assets:
Radio	$(9,897)	$(10)	$9,887
Publishing	20	2	(18)
Corporate	—	—	—
Total loss (gain) on disposal of fixed assets:	$(9,877)	$(8)	$9,869
In April 2012, Emmis sold the intellectual property of WRKS-FM in New York for $10.0 million. WRKS-FM’s intellectual property had no carrying value at the time of sale.
Operating income:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$37,894	$40,951	$3,057	8.1%
Publishing	(1,573)	425	1,998	127.0%
Corporate	(19,772)	(19,179)	593	3.0%
Total operating income	$16,549	$22,197	$5,648	34.1%

Radio operating income increased in the year ended February 28, 2014 principally due to (1) strong operating performance in most of our radio markets, as discussed above, and (2) the 98.7FM LMA, which greatly reduced our operating expenses in New York, coupled with severance and contract termination costs incurred in connection with the LMA transaction in the prior year.
Publishing operating income increased in the year ended February 28, 2014 mostly due to stronger advertising revenue performance at most of our magazines, as discussed above.
Corporate operating losses decreased in the year ended February 28, 2014 mostly due to a decline in legal expenses associated with our preferred stock litigation and a $1.2 million nonrecurring expense in the prior year related to the forgiveness of a loan to our CEO, both of which were previously discussed.

Interest expense:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(20,899)	$(7,068)	$(13,831)	(66.2)%

Interest expense decreased due to significant repayments of long-term debt throughout fiscal 2013, coupled with lower interest rates on long-term debt as a result of our refinancing activity in December 2012.
Loss on debt extinguishment:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(4,508)	$(653)	$(3,855)	(85.5)%

In the prior year the Company recorded a loss on debt extinguishment related to the write-off of debt fees associated with term loans it repaid under our 2006 Credit Agreement. In the current year, the Company recorded a loss on debt extinguishment related to the write-off of debt fees and unamortized debt discount associated with term loans it repaid under our 2012 Credit Agreement.
Other (expense) income, net:

	For the years ended February 28,
	2013	2014	$ Change
	(As reported, amounts in thousands)
Other (expense) income, net	$(10)	$116	$126
Other income for the year ended February 28, 2014 mostly relates to income from equity method investments.
Benefit from income taxes:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Benefit from income taxes	$(7,039)	$(34,063)	$(27,024)	383.9%
The Company previously recorded a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. During the year ended February 28, 2014, due to improved operating results, the Company determined that a valuation allowance on most of its net deferred tax assets was no longer appropriate, and reversed the valuation allowance. Also, during the year ended February 28, 2014, the Company recorded a benefit of approximately $0.7 million related to the favorable settlement of a state tax dispute and a benefit of approximately $0.5 million related to lower than expected state tax liabilities on asset dispositions.
The benefit for income taxes in the year ended February 28, 2013 principally relates to the utilization of previously reserved net operating losses and the tax benefit associated with our impairment loss on the 98.7FM FCC license.
Income from discontinued operations, net of tax:

	For the years ended February 28,
	2013	2014	$ Change
	(As reported, amounts in thousands)
Income from discontinued operations, net of tax	$50,080	$—	$(50,080)

Our international radio operations in Hungary, Slovakia and Bulgaria, our Emmis Interactive operations, our operations of KXOS-FM and our Country Sampler operations were classified as discontinued operations in the accompanying consolidated statements. These operations all ceased prior to February 28, 2013. The income from discontinued operations, net of tax for the year ended February 28, 2013 mostly relates to the gain on sale recorded in connection with the sale of KXOS-FM and our Slovakian radio operations.

Consolidated net income:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$48,251	$48,655	$404	0.8%
Consolidated net income is mostly flat as improved operating results in the current year, coupled with lower interest expense and the tax benefits associated with the reversal of our valuation allowance, are mostly offset by income from discontinued operations, net of tax, in the prior year.
Gain on extinguishment of preferred stock:

	For the years ended February 28,
	2013	2014	$ Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$—	$325	$325

During the year ended February 28, 2014, the Company purchased 8,650 shares of its preferred stock for an average price of $12.38 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the liquidation preference of $50 per share.

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
 1 Emmis revenue performance in New York reflects only WQHT-FM and Los Angeles reflects only KPWR-FM
Publishing net revenues were flat for the year ended February 28, 2013 as compared to the year ended February 29, 2012. During the year ended February 28, 2013, the publishing division made an effort to increase the percentage of its advertising sales settled in cash and reduce the amount settled in barter. In prior periods, the level of barter activity was significantly higher than the level of barter activity during fiscal 2013. Excluding barter revenue, publishing net revenues for the year ended February 28, 2013 would have increased approximately $2.3 million or 4.6%.
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
During the year ended February 29, 2012, corporate expenses, excluding depreciation and amortization expense, included the following nonrecurring items (i) approximately $0.6 million of indirect costs associated with the preferred stock transactions discussed in Note 3 to the accompanying consolidated financial statements, (ii) approximately $3.0 million of costs associated with the 3rd Amendment to the Company’s 2006 Credit Agreement discussed in Note 5 to the accompanying consolidated financial statements, (iii) a $1.7 million bonus paid to certain employees in connection with the sale of the Merlin

Stations and (iv) a $0.7 million discretionary bonus paid to substantially all corporate employees during the quarter ended August 31, 2011.
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
During the year ended February 29, 2012, the Company recorded a $0.5 million loss related to the write-off of debt fees associated with term loans repaid during the year. Additionally, the Company recorded a $1.5 million loss related to the write-

off of debt fees associated with term loans that were deemed to be substantially modified in connection with the Third Amendment to the 2006 Credit Agreement.
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
The benefit for income taxes in the year ended February 28, 2013 principally relates to the utilization of previously reserved net operating losses and the tax benefit associated with our impairment loss on the 98.7FM FCC license.
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
In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of February 28, 2014.
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
SOURCES OF LIQUIDITY
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in related businesses.
At February 28, 2014, we had cash and cash equivalents of $5.3 million and net working capital of $4.8 million. At February 28, 2013, we had cash and cash equivalents of $8.7 million and net working capital of $5.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2013 and 2014 was $6.3 million and $1.2 million, respectively. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
Operating Activities
Cash flows provided by operating activities were $24.7 million and $1.8 million for the years ended February 28, 2014 and 2013, respectively. The increase in cash flows provided by operating activities was mainly attributable to lower interest expense coupled with an increase in radio operating income.
Cash flows provided by operating activities were $3.8 million and $1.8 million for the years ended February 28 (29), 2012 and 2013, respectively. The decrease in cash flows provided by operating activities was mainly attributable to higher interest expense, partially offset by an increase in radio operating income.
Investing Activities
For the year ended February 28, 2014, cash used in investing activities of $5.4 million primarily consisted of $3.1 million of capital expenditures, $1.7 million related to the settlement of transaction fees and working capital adjustments associated with the sale of our Bulgarian and Slovakian radio operations which are included in discontinued operations and $0.7 million of additional investments, net of distributions from investments.
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
Financing Activities
Cash flows used in financing activities were $22.8 million, $112.9 million and $135.3 million for the years ended February 28 (29) 2014, 2013 and 2012, respectively.
Cash used in financing activities for the year ended February 28, 2014 primarily relates to net payments related to our senior credit agreement and senior unsecured notes of $17.1 million, distributions to noncontrolling interests of $4.6 million and the settlement of tax withholding obligations of $1.1 million.
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
As of February 28, 2014, Emmis had $54.0 million of borrowings under the 2012 Credit Agreement ($8.0 million current and $46 million long-term), $74.9 million of non-recourse debt ($4.5 million current and $70.4 million long-term) and $46.5 million of Preferred Stock liquidation preference. Borrowings under the 2012 Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at

4.1% per annum. As of February 28, 2014, our weighted average borrowing rate under our 2012 Credit Agreement including the effect of our interest rate exchange agreement was approximately 4.4%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $9.8 million related to our 2012 Credit Agreement ($8.0 million of mandatory repayments of term notes and $1.8 million of interest related to our interest rate exchange agreement) and $7.5 million related to our 98.7FM non-recourse debt ($4.5 million of principal repayments and $3.0 million of interest payments). The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2012 Credit Agreement debt bears interest at variable rates and is not included in the debt service requirements previously discussed.
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

As a result of the elimination of the rights of holders of Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock in certain going-private transactions, the Preferred Stock was reclassified from temporary equity to permanent equity. Additionally, the cancellation of the cumulative feature of the Preferred Stock and the cancellation of accumulated but undeclared preferred dividends modified earnings per share calculations as the numerator in the calculation no longer includes undeclared preferred dividends. Certain holders of our Preferred Stock have challenged the validity of these amendments. See further discussion under Item 3, Legal Proceedings
As of May 2, 2014, we had $16.0 million available for additional borrowing under our credit facility. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2014. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. To consummate the announced acquisition of WBLS-FM and WLIB-AM in New York, we will refinance our existing credit facility. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 8 to our consolidated financial statements for a discussion of various dispositions that occurred during the three years ended February 2014.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS
The following table reflects a summary of our contractual cash obligations as of February 28, 2014:

	Payments Due by Period
	(Amounts in 000's)
		Less than	1 to 3	3 to 5	More than
Contractual cash obligations:	Total	1 Year	Years	Years	5 Years

Long-term debt [1]	153,952	17,697	35,109	48,015	53,131
Operating leases	58,545	7,921	14,762	12,715	23,147
Purchase obligations [2]	24,271	15,579	7,869	823	—
Total contractual cash obligations	236,768	41,197	57,740	61,553	76,278
1 Includes an estimate of interest expense on amounts outstanding related to our Credit Agreement as of February 28, 2014 using our weighted average interest rate as of the same date as well as interest due under our 98.7FM nonrecourse debt. See Note 5 to the accompanying consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for more discussion of our long-term debt.
2 Includes contractual commitments to purchase goods and services, including employment agreements, radio broadcast agreements, audience measurement information and music license fees.
INTANGIBLES
As of February 28, 2014, approximately 62% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, and trademarks, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.
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
Based on amounts outstanding at February 28, 2014, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation as of February 28, 2013 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2013 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 8, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 8, 2014

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2012	2013	2014
NET REVENUES	$202,218	$196,084	$205,146
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $3,335, $2,769 and $2,711 respectively	167,294	154,071	159,009
Corporate expenses excluding depreciation and amortization expense of $1,390, $1,953 and $2,155 respectively	19,096	17,819	17,024
Hungary license litigation expense	871	1,381	2,058
Impairment loss on intangible assets	—	11,419	—
Depreciation and amortization	4,725	4,722	4,866
Loss (gain) on disposal of assets	798	(9,877)	(8)
Total operating expenses	192,784	179,535	182,949
OPERATING INCOME	9,434	16,549	22,197
OTHER EXPENSE:
Interest expense	(19,904)	(20,899)	(7,068)
Loss on debt extinguishment	(2,006)	(4,508)	(653)
Gain on sale of controlling interest in Merlin Media LLC	31,865	—	—
Other (expense) income, net	(15,951)	(10)	116
Total other expense	(5,996)	(25,417)	(7,605)
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	3,438	(8,868)	14,592
BENEFIT FOR INCOME TAXES	(32,287)	(7,039)	(34,063)
INCOME (LOSS) FROM CONTINUING OPERATIONS	35,725	(1,829)	48,655
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(4,997)	50,080	—
CONSOLIDATED NET INCOME	30,728	48,251	48,655
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,535	4,479	5,174
NET INCOME ATTRIBUTABLE TO THE COMPANY	26,193	43,772	43,481
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	61,892	—	325
PREFERRED STOCK DIVIDENDS	(8,591)	(1,806)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$79,494	$41,966	$43,806
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2012	2013	2014
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	84,443	(8,114)	43,806
Discontinued operations	(4,949)	50,080	—
Net income attributable to common shareholders	79,494	41,966	43,806
Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	31,142	(8,114)	43,481
Discontinued operations	(4,949)	50,080	—
Net income attributable to common shareholders	26,193	41,966	43,481
Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$2.21	$(0.21)	$1.08
Discontinued operations, net of tax	(0.13)	1.29	—
Net income attributable to common shareholders	$2.08	$1.08	$1.08
Basic weighted average common shares outstanding	38,293	39,034	40,506
Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$0.69	$(0.21)	$0.94
Discontinued operations, net of tax	(0.11)	1.29	—
Net income attributable to common shareholders	$0.58	$1.08	$0.94
Diluted weighted average common shares outstanding	44,953	39,034	46,042
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the year ended February 28 (29),
	2012	2013	2014
CONSOLIDATED NET INCOME	$30,728	$48,251	$48,655
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in value of derivative instrument	(489)	(107)	8
Cumulative translation adjustment	(156)	(1,249)	(8)
COMPREHENSIVE INCOME	30,083	46,895	48,655
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,476	4,431	5,155
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$25,607	$42,464	$43,500
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2013	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,735	$5,304
Restricted cash	1,426	2,239
Accounts receivable, net of allowance for doubtful accounts of $523 and $574, respectively	28,126	31,000
Prepaid expenses	7,674	8,582
Deferred tax asset	—	4,882
Other	3,985	2,005
Current assets—discontinued operations	762	—
Total current assets	50,708	54,012
PROPERTY AND EQUIPMENT:
Land and buildings	25,544	25,593
Leasehold improvements	12,814	13,860
Broadcasting equipment	37,987	40,013
Office equipment and automobiles	30,072	31,262
Construction in progress	496	239
	106,913	110,967
Less-accumulated depreciation and amortization	74,360	78,736
Total property and equipment, net	32,553	32,231
INTANGIBLE ASSETS:
Indefinite lived intangibles	150,522	150,558
Goodwill	12,639	12,639
Other intangibles	749	810
	163,910	164,007
Less-accumulated amortization	524	548
Total intangible assets, net	163,386	163,459
OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $217 and $577, respectively	3,533	3,178
Investments	7,889	7,181
Deposits and other	3,555	5,287
Total other assets, net	14,977	15,646
Total assets	$261,624	$265,348
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2013	2014
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,301	$8,958
Current maturities of long-term debt	12,126	12,541
Accrued salaries and commissions	7,535	8,552
Deferred revenue	10,862	11,506
Share-based compensation arrangement	—	2,926
Other	3,914	4,767
Current liabilities—discontinued operations	2,169	—
Total current liabilities	44,907	49,250
LONG-TERM DEBT, NET OF CURRENT PORTION	131,494	114,926
OTHER NONCURRENT LIABILITIES	10,052	8,021
DEFERRED INCOME TAXES	38,072	9,783
Total liabilities	224,525	181,980
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 35,907,925 shares and 37,267,123 shares at February 28, 2013 and 2014, respectively	359	373
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,722,684 shares 4,569,464 shares at February 28, 2013 and 2014, respectively.	47	46
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Series A convertible preferred stock. $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,882 and $46,450 at February 28, 2013 and 2014, respectively; authorized 2,875,000 shares; issued and outstanding 1,337,641 shares at February 28, 2013 and 1,328,991 at February 28, 2014, both of which include 400,000 shares in trust (Note 3)	9	9
Additional paid-in capital	578,555	580,776
Accumulated deficit	(588,836)	(545,355)
Accumulated other comprehensive loss	(118)	(99)
Total shareholders’ (deficit) equity	(9,984)	35,750
NONCONTROLLING INTERESTS	47,083	47,618
Total equity	37,099	83,368
Total liabilities and equity	$261,624	$265,348
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2014
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2011	33,499,770	$335	4,722,684	$47	—	$—
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	10,000	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	497,509	5	—	—	—	—
Acquisition of additional controlling interests	—	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests
Preferred stock transactions
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47	—	$—
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	784,376	8	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	605,205	6	—	—	—	—
Issuance of Common Stock in exchange for cancellation of stock options	511,065	5	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Reclassify preferred stock from mezzanine	—	—	—	—	937,641	9
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	425,800	4	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	780,178	9	—	—	—	—
Conversion of Class B to Class A	153,220	1	(153,220)	(1)
Purchase of preferred stock	—	—	—	—	(8,650)	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2014	37,267,123	$373	4,569,464	$46	928,991	$9
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2014
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, FEBRUARY 28, 2011	$528,786	$(720,693)	$1,776	$47,764	$(141,985)
Net income	—	26,193	—	4,535	30,728
Exercise of stock options and related income tax benefits	3	—	—	—	3
Issuance of Common Stock to employees and officers and related income tax benefits	1,004	—	—	—	1,009
Acquisition of additional controlling interests	—	—	—	(246)	(246)
Payments of dividends and distributions to noncontrolling interests	—	—	—	(4,152)	(4,152)
Preferred stock transactions	—	61,892	—	—	61,892
Cumulative translation adjustment	—	—	(97)	(59)	(156)
Change in value of derivative instrument	—	—	(489)	—	(489)
BALANCE, FEBRUARY 29, 2012	$529,793	$(632,608)	$1,190	$47,842	$(53,396)
Net income	—	43,772	—	4,479	48,251
Exercise of stock options and related income tax benefits	294	—	—	—	302
Issuance of Common Stock to employees and officers and related income tax benefits	1,595	—	—	—	1,601
Acquisition of additional controlling interests	—	—	—	—	5
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,103)	(5,103)
Reclassify preferred stock from mezzanine	46,873	—	—	—	46,882
Cumulative translation adjustment	—	—	(1,201)	(48)	(1,249)
Change in value of derivative instrument	—	—	(107)	—	(107)
BALANCE, FEBRUARY 28, 2013	$578,555	$(588,836)	$(118)	$47,083	$37,099
Net income	—	43,481	—	5,174	48,655
Exercise of stock options and related income tax benefits	325	—	—	—	329
Issuance of Common Stock to employees and officers and related income tax benefits	2,003	—	—	—	2,012
Conversion of Class B to Class A	—	—	—	—	—
Purchase of preferred stock	(107)	—	—	—	(107)
Payments of dividends and distributions to noncontrolling interests	—	—	—	(4,620)	(4,620)
Cumulative translation adjustment	—	—	11	(19)	(8)
Change in value of derivative instrument	—	—	8	—	8
BALANCE, FEBRUARY 28, 2014	$580,776	$(545,355)	$(99)	$47,618	$83,368
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2012	2013	2014
OPERATING ACTIVITIES:
Consolidated net income	$30,728	$48,251	$48,655
Adjustments to reconcile net income to net cash provided by operating activities—
Discontinued operations	4,997	(50,080)	—
Gain on sale of controlling interest in Merlin Media LLC	(31,865)	—	—
Impairment losses on intangible assets	—	11,419	—
Loss on debt extinguishment	2,006	4,508	653
Accretion of debt instruments to interest expense	4,968	13,240	—
Amortization of deferred financing costs, including original issue discount	819	953	838
Depreciation and amortization	4,725	4,722	4,866
Provision for bad debts	232	86	510
Benefit for deferred income taxes	(34,326)	(6,519)	(33,176)
Noncash compensation	1,092	2,942	4,884
Loss (gain) on equity method investments including other-than-temporary impairment	16,068	302	(96)
Loss (gain) on disposal of assets	797	(9,877)	(8)
Changes in assets and liabilities—
Restricted cash	—	(1,426)	(813)
Accounts receivable	4,915	632	(3,256)
Prepaid expenses and other current assets	1,290	480	1,638
Other assets	(310)	(438)	(1,831)
Accounts payable and accrued liabilities	981	(4,501)	1,704
Deferred revenue	(791)	(1,608)	644
Income taxes	1,865	(1,852)	(686)
Other liabilities	(1,110)	(9,294)	237
Net cash used in operating activities—discontinued operations	(3,323)	(95)	(68)
Net cash provided by operating activities	3,758	1,845	24,695
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,122)	(3,364)	(3,057)
Proceeds from the sale of assets	160	10,006	11
Cash paid for investments, net of distributions	—	(6,489)	(659)
Sale of controlling interest in Merlin Media LLC	130,000	—	—
Distributions from equity method investments	1,308	73	—
Net cash provided by (used in) investing activities—discontinued operations	4,945	113,760	(1,650)
Net cash provided by (used in) investing activities	131,291	113,986	(5,355)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2012	2013	2014
FINANCING ACTIVITIES:
Payments on long-term debt	(146,151)	(279,716)	(24,126)
Proceeds from long-term debt	50,941	181,198	7,000
Settlement of tax withholding obligations	(86)	(220)	(1,071)
Dividends and distributions paid to noncontrolling interests	(4,152)	(5,103)	(4,620)
Proceeds from exercise of stock options and employee stock purchases	—	302	325
Payments for debt related costs	(4,191)	(9,343)	(164)
Acquisition of rights in and purchase of preferred stock	(31,685)	—	(107)
Other	3	—	—
Net cash used in financing activities	(135,321)	(112,882)	(22,763)
Effect of exchange rate on cash and cash equivalents	(177)	167	(8)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(449)	3,116	(3,431)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,068	5,619	8,735
End of period	$5,619	$8,735	$5,304
SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from)—
Interest	$25,368	$21,811	$6,289
Income taxes	1,007	2,175	(903)
Non-cash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,090	1,798	3,074
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
b. Organization
Emmis is a diversified media company with radio broadcasting and magazine publishing operations. We own and operate three FM radio stations serving the nation’s top two markets – New York and Los Angeles, although one station in New York is operated pursuant to a Local Programming and Marketing Agreement ("LMA") whereby a third party provides the programming for the station and sells all advertising within that programming. On March 1, 2014, we began operating two additional stations in New York (one FM and one AM) pursuant to an LMA. See Note 1e below for more discussion of LMAs. Additionally, we own and operate fifteen FM and three AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. In addition to our radio businesses, we operate a radio news network in Indiana, and publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati and Orange Coast.
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
d. Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. The activity in the allowance for doubtful accounts for the three years ended February 28, 2014 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2012	$1,359	$232	$(576)	$1,015
Year ended February 28, 2013	1,015	86	(578)	523
Year ended February 28, 2014	523	510	(459)	574
e. Local Programming and Marketing Agreement Fees
The Company from time to time enters into LMAs in connection with acquisitions and dispositions of radio stations, pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the acquiring company makes specified periodic payments to the holder of the FCC license in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The acquiring company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.

Active LMAs
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gives Emmis the right to program and sell advertising for the two New York stations. Emmis will pay YMF $1.3 million per month and reimburse YMF for certain monthly expenses. After the first closing of the transaction, the LMA will continue in effect until the 2nd closing at a reduced monthly fee of approximately $0.7 million. This LMA had no effect on our results of operations for the three years ended February 2014 as it did not commence until March 1, 2014. See Note 8 for more discussion of the Company's pending purchase of WBLS-FM and WLIB-AM from YMF.
On April 26, 2012, the Company entered into an LMA with New York AM Radio, LLC (“98.7FM Programmer”) pursuant to which, commencing April 30, 2012, 98.7FM Programmer purchased from Emmis the right to provide programming on 98.7FM until August 31, 2024. Disney Enterprises, Inc., the parent company of 98.7FM Programmer, has guaranteed the obligations of 98.7FM Programmer under the LMA. The Company retains ownership and control of the Station, including the related FCC license during the term of the LMA and received an annual fee from 98.7FM Programmer of $8.4 million for the first year of the term under the LMA, which fee increases by 3.5% each year thereafter until the LMA’s termination. This LMA fee revenue is recorded on a straight-line basis over the term of the LMA. Emmis retains the FCC license of 98.7FM after the term of the LMA expires.
Terminated LMAs
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
LMA fees were recorded as net revenues (except for discontinued operations) in the accompanying consolidated statements of operations and were as follows for the years ended February 2012, 2013 and 2014:

	For the years ended February 28 (29),
	2012	2013	2014
Continuing Operations:
98.7FM, New York	$—	$8,609	$10,331
Merlin Media	310	—	—
Total	$310	$8,609	$10,331
Discontinued Operations:
KXOS-FM, Los Angeles	$7,000	$3,331	$—
f. Share-based Compensation
The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company relies heavily upon historical data of its stock price when determining expected volatility, but each year the Company reassesses whether or not historical data is representative of expected results. See Notes 3 and 4 for more discussion of share-based compensation.
g. Cash and Cash Equivalents
Emmis considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.

h. Restricted Cash
Restricted cash generally represents either cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt as discussed in Note 5, or cash collected by our wholly-owned subsidiary, NextRadio LLC. Usage of cash collected by NextRadio LLC is restricted for specific purposes by funding agreements. For more discussion of NextRadio LLC, see Note 9.
i. Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1r for more discussion of impairment losses related to our property and equipment. Depreciation expense for the years ended February 2012, 2013 and 2014 was $4.7 million, $4.7 million and $4.8 million, respectively.
j. Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 10, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2014.
Definite-lived Intangibles
The Company’s definite-lived intangible assets are trademarks which are amortized over the period of time the trademarks are expected to contribute directly or indirectly to the Company’s future cash flows.
k. Discontinued operations and assets held for sale
The results of operations and related disposal gains and losses for business units that the Company has sold, expects to sell, or has ceased operations are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Year ended February 28 (29),
	2012	2013	2014
Income (loss) from operations:
Slager (Radio)	$(312)	$—	$—
Flint Peak Tower Site (Radio)	1	—	—
KXOS-FM (Radio)	(261)	(223)	—
Emmis Interactive Inc. (Radio)	(4,692)	(2,815)	—
Slovakia Radio Network (Radio)	1,160	782	—
Bulgaria Radio Network (Radio)	(618)	(810)	—
Sampler Publications (Publishing)	387	(171)	—
Total	(4,335)	(3,237)	—
Provision for income taxes	5,544	532	—
Loss from operations, net of tax	(9,879)	(3,769)	—
Gain (loss) on sale of discontinued operations:
Flint Peak Tower Site (Radio)	4,882	—	—
KXOS-FM (Radio)	—	32,757	—
Emmis Interactive Inc. (Radio)	—	(654)	—
Slovakia Radio Network (Radio)	—	14,798	—
Bulgaria Radio Network (Radio)	—	(1,254)	—
Sampler Publications (Publishing)	—	695	—
Total	4,882	46,342	—
Benefit for income taxes	—	(7,507)	—
Gain on sale of discontinued operations, net of tax	4,882	53,849	—
(Loss) income from discontinued operations, net of tax	$(4,997)	$50,080	$—
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

The operations of our Slovakian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Slovakian radio network for all periods presented:

	For the year ended February 28 (29),
	2012	2013	2014
Net revenues	$12,111	$11,375	$—
Station operating expenses, excluding depreciation and amortization expense	8,151	8,663	—
Depreciation and amortization	1,291	781	—
Gain on sale of assets	—	244	—
Interest expense	1,517	1,461	—
Other income, net	(8)	(68)	—
Gain on sale of business	—	14,798	—
Provision for income taxes	644	532	—
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
The operations of our Bulgarian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Bulgarian radio network for all periods presented:

	For the year ended February 28 (29),
	2012	2013	2014
Net revenues	$1,407	$1,152	$—
Station operating expenses, excluding depreciation and amortization expense	1,990	1,769	—
Depreciation and amortization	239	174	—
Other expense (income), net	(204)	19	—
Loss on sale of business	—	(1,254)	—
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

The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of Emmis Interactive Inc. for all periods presented:

	For the year ended February 28 (29),
	2012	2013	2014
Net revenues	$4,809	$2,743	$—
Station operating expenses, excluding depreciation and amortization expense	8,656	4,698	—
Depreciation and amortization	845	257	—
Other income, net	—	(134)	—
Impairment loss	—	737	—
Loss on sale of business	—	(654)	—
Discontinued Operation – Country Sampler, Smart Retailer and related publications
On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans under the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 2, 2006, as further amended (the "2006 Credit Agreement"). In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations.
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
The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	For the year ended February 28 (29),
	2012	2013	2014
Net revenues	$8,462	$5,298	$—
Station operating expenses, excluding depreciation and amortization expense	7,250	4,985	—
Depreciation and amortization	86	44	—
Loss on disposal of assets	23	—	—
Interest expense	716	440	—
Gain on sale of business	—	695	—
Provision (benefit) for income taxes	516	(2,764)	—
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

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	For the years ended February 28 (29),
	2012	2013	2014
Net revenues	$7,000	$3,331	$—
Station operating expenses, excluding depreciation and amortization expense	93	27	—
Depreciation and amortization expense	462	169	—
Gain on sale of assets	1	—	—
Interest expense	6,707	3,358	—
Gain on sale of station, net of taxes	—	32,757	—
Provision (benefit) for income taxes	4,384	(4,743)	—
Discontinued Operation – Flint Peak Tower Site
On April 6, 2011, Emmis sold land, towers and other equipment at its Glendale, CA tower site (the “Flint Peak Tower Site”) to Richland Towers Management Flint, Inc. for $6.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $4.9 million. Net proceeds from the sale were used to repay amounts outstanding under the 2006 Credit Agreement.
The operations of the Flint Peak Tower Site had historically been included in the radio segment. The following table summarizes certain operating results for the Flint Peak Tower Site for all periods presented:

	Year ended February 28 (29),
	2012	2013	2014
Net revenues	$59	$—	$—
Station operating expenses, excluding depreciation and amortization expense	51	—	—
Depreciation and amortization	7	—	—
Gain on sale of assets	4,882	—	—
Discontinued Operation – Slager
On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it awarded to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. We are seeking equitable relief through the International Centre for Settlement of Investments Disputes (“ICSID”) as we believe the award of the license by the ORTT to another bidder violated law and various bilateral agreements. For developments related to our ICSID case that occurred subsequent to February 28, 2014, see Note 18, Subsequent Events.
Slager had historically been included in the radio segment. The following table summarizes certain operating results for Slager for all periods presented:

	Year ended February 28 (29),
	2012	2013	2014
Net revenues	$30	$—	$—
Station operating expenses, excluding depreciation and amortization expense	344	—	—
Other income (expense), net	2	—	—
Net loss attributable to minority interests	(48)	—	—

Summary of Assets and Liabilities of Discontinued Operations:

	As of February 28,
	2013	2014
Current assets:
Cash and cash equivalents	$579	$—
Accounts receivable, net	128	—
Prepaid expenses	17	—
Income tax receivable	34	—
Other	4	—
Total current assets	762	—
Current liabilities:
Accounts payable and accrued expenses	$2,169	$—
Accrued salaries and commissions	—	—
Deferred revenue	—	—
Other current liabilities	—	—
Total current liabilities	2,169	—
l. Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising related to the identification of new magazine subscribers, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. When determining probable future economic benefits, the Company includes in its analysis future revenues from renewals if sufficient operating history exists. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, ranging from six months to two years subsequent to the promotional event. As of each balance sheet date, the Company evaluates the realizability of capitalized direct-response advertising by comparing the carrying value of such assets on a campaign-by-campaign basis to the probable remaining future primary net revenues expected to result directly from such advertising. If the carrying amounts of such advertising exceed the remaining future primary net revenues that are likely to be realized from such advertising, the excess is recorded as advertising expense immediately. No direct-response advertising costs were capitalized as of the years ended February 28, 2013 and 2014. Advertising expense for the years ended February 2012, 2013 and 2014 was $4.6 million, $4.1 million and $2.8 million, respectively.
m. Investments
For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For other investments held at February 28, 2014, the Company applies the accounting guidance for certain investments in debt and equity securities. Emmis’ equity method investments report on a fiscal year ending December 31, which Emmis incorporates into its fiscal year ended February 28.
Emmis has various investments, the carrying values of which are summarized in the following table and discussed below:

	For the years ending February 28 (29),
	2013	2014
Available-for-sale investments	$6,500	$6,750
Equity method investment—Texas tower partnership	1,389	—
Other equity method investments	—	431
Total investments	$7,889	$7,181

Equity method investments
Emmis, through its partnership in the Austin market, owned a 25% ownership interest in a company that held a tower site in Austin, Texas. Emmis, through its partnership in the Austin market, purchased the Texas tower partnership during the year ended February 28, 2014.
In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained an initial 20.6% common equity interest in Merlin Media LLC. The fair value of this common equity interest as of September 1, 2011, was approximately $5.6 million. Emmis determined that the investment in the common equity of Merlin Media LLC was impaired at February 29, 2012 and the impairment was other-than-temporary. As such, Emmis recognized an impairment loss of $3.1 million recorded in other income (expense), net in the accompanying consolidated statements of operations related to its common equity investment. Emmis previously recorded $2.5 million of equity method losses prior to recognizing the investment impairment. The impairment loss reduced the carrying value of the investment in Merlin Media LLC common equity to zero as of February 29, 2012. See Note 8 for more discussion of the sale of a controlling interest in Merlin Media LLC and Note 15 for discussion of other income (expense), net.
Available for sale investments
Emmis’ available for sale investments are investments in the preferred shares of non-public companies. These investments are accounted for under the provisions of ASC 320.
Emmis made investments totaling $0.5 million in iBiquity, Inc, a company that specializes in digital radio transmission technology. During the years ended February 2012 and 2013, Emmis recorded noncash impairment charges of less than $0.1 million and $0.2 million, respectively, in other income (expense), net in the accompanying consolidated statements of operations, as it deemed the investment was impaired and the impairment was other-than-temporary. The impairment charge recorded during the year ended February 28, 2013 reduced the carrying value of this investment to zero as of February 28, 2013.
During the year ended February 28, 2013, Emmis made investments totaling $6.0 million in Courseload, Inc, a provider of online textbooks and other course material. Emmis made an additional investment of $0.25 million in Courseload, Inc. during the year ended February 28, 2014. This investment is carried at fair value, which the Company determined approximates the original acquisition cost of $6.25 million.
During the year ended February 28, 2013, Emmis made investments totaling $0.5 million in TuneIn, Inc., an on-line access point for over-the-air radio streams and other on-demand audio programming such as podcasts, interviews and concerts. This investment is carried at fair value, which the Company believes approximates the original acquisition cost of $0.5 million.
Although no unrealized or realized gains or losses have been recognized on these investments, unrealized gains and losses would be reported in other comprehensive income until realized, at which point they would be recognized in the consolidated statements of operations. If the Company determines that the value of an investment is other-than-temporarily impaired, the Company will recognize, through the statements of operations, a loss on the investment.
Cost method investment
In connection with the sale of its controlling interest in Merlin Media LLC on September 1, 2011, the Company retained a preferred equity interest in Merlin Media LLC with a par value of $28.7 million. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million. As the preferred equity interest in Merlin Media LLC is non-redeemable and does not have a readily determinable fair value, as defined by accounting standards, this investment is accounted for under the cost method. Emmis determined that the investment in the preferred equity of Merlin Media LLC was impaired at February 29, 2012 and the impairment was other-than-temporary. As such, Emmis recognized an impairment loss of $10.8 million recorded in other income (expense), net in the accompanying consolidated statements of operations related to its preferred equity investment. The impairment loss reduced the carrying value of the investment in Merlin Media LLC preferred equity to zero as of February 29, 2012. See Note 8 for more discussion of the sale of a controlling interest in Merlin Media LLC and Note 16 for detail of other income (expense), net.
n. Deferred Revenue and Barter Transactions
Deferred revenue includes deferred magazine subscription revenue, deferred barter and other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments). Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2012, 2013 and 2014 were $12.5 million, $9.2 million and $8.5 million, respectively, and barter expenses were $12.4 million, $9.2 million, and $8.7 million, respectively.
o. Foreign Currency Translation
The functional currencies of our international radio entities, all of which have now been sold or have ceased operations, are shown in the following table. The balance sheets of these entities were translated from their functional currencies to the U.S. dollar using the current exchange rate in effect at the subsidiaries’ balance sheet date (December 31 for our international radio entities). The results of operations for our international radio entities were translated using an average exchange rate for the period. The net translation adjustments reflected in shareholders’ (deficit) equity during the respective periods were as follows:

	Functional	For the Years Ended February 28 (29),
	Currency	2012	2013	2014
Foreign currency translation adjustments
Slovakia	Euro	$(353)	$23	$(11)
Bulgaria	Leva	256	(175)	—
Hungary	Forint	—	—	—
Reclassification due to substantial liquidation
Slovakia	Euro	$—	$3,324	$—
Bulgaria	Leva	—	(1,971)	—
Hungary	Forint	—	—	—
		$(97)	$1,201	$(11)
p. Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2012, 2013 and 2014 consisted of stock options, restricted stock awards and preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share from continuing operations:

	For the year ended
	February 29, 2012			February 28, 2013			February 28, 2014
	Net Income	Shares	Net Income Per Share	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$84,443	38,293	$2.21	$(8,114)	39,034	$(0.21)	$43,806	40,506	$1.08
Impact of equity awards	—	967		—	—		—	3,264
Impact of conversion of preferred stock into common stock	(53,301)	5,693		—	—		(325)	2,272
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$31,142	44,953	$0.69	$(8,114)	39,034	$(0.21)	$43,481	46,042	$0.94

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2012	2013	2014
	(shares in 000’s )
Preferred stock	—	2,288	—
Stock options and restricted stock awards	6,651	6,953	1,995
Antidilutive common share equivalents	6,651	9,241	1,995
q. Income Taxes
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
r. Long-Lived Tangible Assets
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
t. National Representation Agreement
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28, 2013 and 2014.
u. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2015 with cash and cash equivalents on hand, projected cash flows from operations, and, to the extent necessary, through its borrowing capacity under the 2012 Credit

Agreement, which was $20.0 million at February 28, 2014. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2015.
v. Recent Accounting Pronouncements
In February 2013, the accounting guidance was modified with respect to how to report the effect of a significant reclassification out of accumulated other comprehensive income. This guidance was effective for the Company as of March 1, 2013 and was applied prospectively. The adoption of this guidance did not materially change the presentation of the Company’s consolidated financial statements.
In June 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis for the Company as of March 1, 2014. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.
w. Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to be consistent with the February 28, 2014 presentation. The reclassifications have no impact on net income previously reported.

2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2013 and 2014, no shares of Class C common stock were issued or outstanding.

3. REDEEMABLE PREFERRED STOCK
Each share of redeemable Preferred Stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price is $20.495, which results in a conversion ratio of approximately 2.44 shares of common stock per share of Preferred Stock. Emmis may redeem the Preferred Stock for cash at 100% of the liquidation preference per share, which totaled $46.5 million as of February 28, 2014. Emmis’ 2012 Credit Agreement sets forth certain restrictions on our ability to pay dividends.
On September 3, 2012, the Company's shareholders approved amendments to the Company's Articles of Incorporation that, among other things, canceled Preferred Stock undeclared dividends and changed the designation of Preferred Stock from cumulative to non-cumulative. On May 2, 2013, the Board of the Company approved a repurchase program for the Company’s Preferred Stock under which the Company may repurchase up to $0.5 million in aggregate purchase price of its Preferred Stock commencing May 9, 2013. During the year ended February 28, 2014, the Company purchased 8,650 shares of Preferred Stock at a weighted average price of $12.38 per share. We recorded a gain on extinguishment of preferred stock of $0.3 million, net of transaction fees and expenses, which was recorded as a decrease to accumulated deficit and included in the computation of net income available to common shareholders in the accompanying consolidated financial statements. Subsequent to our purchases during the year ended February 28, 2014, we have 1,328,991 shares of Preferred Stock outstanding, which includes 400,000 shares held pursuant to the 2012 Retention Plan and Trust discussed below.
The Company may make further repurchases its Preferred Stock from time to time in amounts and at prices the management of the Company deems appropriate, based on its evaluation of market conditions and other considerations. The Company’s repurchases may be executed using a combination of open market purchases, privately negotiated agreements, written repurchase plans or other transactions. The repurchases will be funded from cash on hand or available borrowings. The Preferred Stock repurchase program may be modified, extended, suspended or discontinued at any time without prior notice.
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
As of the Trust’s inception and February 28, 2014, no shares of Preferred Stock have been allocated to individual employees, nor is any individual entitled to any minimum number of shares. As a result, the service inception date for these awards precedes the grant date, and the Company is accounting for the 2012 Retention Plan as a liability plan, using variable accounting. Prior to establishment of a grant date, the Company will estimate the fair value of the shares at each reporting period, and will recognize the compensation expense over a two-year period that began on April 2, 2012. Upon the second anniversary of the Trust’s inception, the Trust’s governance will allocate the shares to individual employees, at which point fully vested shares will be distributed to employees. See Note 18, Subsequent Events, for a discussion of the distribution of vested shares to employees subsequent to February 28, 2014. The Trust is consolidated by the Company and both the assets and deferred compensation obligation of the Trust are accounted for within the applicable preferred stock classification in the accompanying consolidated balance sheets. The Company recognized approximately $0.7 million and $2.2 million of compensation expense related to the 2012 Retention Plan during the years ended February 28, 2013 and 2014, respectively.
In connection with the approval of the 2012 Retention Plan, the Trustee and the Trust entered into a Voting and Transfer Restriction Agreement with Emmis, pursuant to which Emmis has the right to direct the vote of the 400,000 shares of Preferred Stock contributed to the Trust under the 2012 Retention Plan. The Company also has the right to exchange the 400,000 shares of Preferred Stock into shares of Class A common stock at the same ratio as the conversion formula in the Preferred Stock (currently approximately 2.44 shares of Class A common stock for each share of Preferred Stock).
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
In order to comply with the terms of its 2006 Credit Agreement, Emmis exercised its early termination option under the total return swap transactions that it had entered into with certain holders of 1,484,679 shares of its Preferred Stock. The termination was effective on September 19, 2012. As a result, these 1,484,679 shares of Preferred Stock have returned to the status of authorized but unissued shares.

4. SHARE BASED PAYMENTS
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 28 (29), 2012, 2013 and 2014:

	For the Years Ended February 28 (29),
	2012	2013	2014
Risk-Free Interest Rate:	1.2% - 2.5%	0.5% - 0.7%	0.6% - 1.5%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	6.0	4.2	4.3
Expected Volatility:	110.2% - 111.3%	128.9% – 131.4%	80.4% - 115.9%

The following table presents a summary of the Company’s stock options outstanding at February 28, 2014, and stock option activity during the year ended February 28, 2014 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,132,459	$4.31
Granted	886,219	2.44
Exercised (1)	434,500	0.77
Forfeited	32,500	0.70
Expired	567,073	11.09
Outstanding, end of period	6,984,605	3.74	6.2	$11,610
Exercisable, end of period	3,659,124	5.96	4.2	$5,481

(1)
The Company did not record an income tax benefit related to option exercises in the year ended February 28 (29), 2012, 2013 and 2014. Cash received from option exercises during the years ended February 2012, 2013 and 2014 was less than $0.1 million, $0.3 million and $0.3 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 28, 2013 and 2014, was $0.77 and $1.67, respectively.
A summary of the Company’s nonvested options at February 28, 2014, and changes during the year ended February 28, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,188,104	$0.76
Granted	886,219	1.67
Vested	716,342	0.85
Forfeited	32,500	0.57
Nonvested, end of period	3,325,481	0.98
There were 3.0 million shares available for future grants under the Company’s various equity plans at February 28, 2014. The vesting dates of outstanding options at February 28, 2014 range from March 2014 to July 2017, and expiration dates range from March 2014 to January 2024.

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

On January 16, 2013, the Company commenced an option exchange program whereby optionees holding certain fully-vested underwater stock options were given the opportunity to exchange those stock options into restricted stock with a one-year vesting term. The exchange ratios were intended to result in little to no incremental accounting cost to the Company because the fair value of the options was measured immediately prior to the exchange and compared to the fair value of the restricted stock exchanged. The exchange offer closed February 15, 2013. Pursuant to the exchange offer and based on participant elections, approximately 2.2 million stock options were canceled and approximately 0.5 million shares of restricted stock were issued. These shares of restricted stock vested February 19, 2014. The exchange resulted in less than $0.1 million of incremental accounting cost during the years ended February 28, 2013 and 2014.
The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2014, and restricted stock activity during the year ended February 28, 2014 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	537,405	$1.72
Granted	1,153,080	2.04
Vested (restriction lapsed)	1,097,832	2.02
Forfeited	2,109	1.73
Grants outstanding, end of period	590,544	1.79

The total grant date fair value of shares vested during the year ended February 28 (29), 2012, 2013 and 2014, was $1.0 million, $1.4 million and $2.2 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 28 (29), 2012, 2013 and 2014:

	Year Ended February 28 (29),
	2012	2013	2014
Station operating expenses	$146	$852	$2,236
Corporate expenses	946	2,090	2,648
Stock-based compensation expense included in operating expenses	1,092	2,942	4,884
Tax benefit	—	—	1,954
Recognized stock-based compensation expense, net of tax	$1,092	$2,942	$2,930

As of February 28, 2014, there was $2.3 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

5. LONG-TERM DEBT
Long-term debt was comprised of the following at February 28, 2013 and 2014:

	As of February 28, 2013	As of February 28, 2014
2012 Credit Agreement debt :
Revolver	$5,000	$—
Term Loan	62,000	54,000
Total 2012 Credit Agreement debt	67,000	54,000
98.7FM nonrecourse debt	79,068	74,942
Current maturities	(12,126)	(12,541)
Unamortized original issue discount	(2,448)	(1,475)
Total long-term debt	$131,494	$114,926

2012 Credit Agreement Debt and Related Amendment
On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100.0 million, including (i) an $80 million term loan and (ii) a $20.0 million revolver, of which $5.0 million may be used for letters of credit.
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

Approximately $0.5 million of transaction fees related to the 2012 Credit Agreement were capitalized and are being amortized over the life of the 2012 Credit Agreement. These deferred debt costs are included in other assets, net in the consolidated balance sheets. The 2012 Credit Agreement is carried on our consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.5 million as of the issuance of the debt on December 28, 2012 and $1.5 million as of February 28, 2014, is being amortized as additional interest expense over the life of the 2012 Credit Agreement.

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

On August 9, 2013, Emmis entered into the First Amendment to Credit Agreement, Security Agreement and Subsidiary Guarantee (“First Amendment”) which allowed for the formation of NextRadio LLC, a wholly-owned subsidiary of Emmis, as an excluded subsidiary under the Credit Agreement and facilitated the transactions contemplated by the agreement with Sprint dated August 9, 2013 (see Note 9). No financial covenants were impacted by the First Amendment and total costs were less than $0.1 million.

During the year ended February 28, 2014, Emmis recognized a loss on debt extinguishment of $0.7 million. Approximately $0.1 million of the loss related to the write-off of deferred debt fees and approximately $0.6 million related to the write-off of unamortized debt discount associated with the Company's early repayments of term loans.

We were in compliance with all financial and non-financial covenants as of February 28, 2014. Our Senior Leverage Ratio, Total Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the 2012 Credit Agreement) requirements and actual amounts as of February 28, 2014 were as follows:

As of February 28, 2014
	Covenant Requirement	Actual Results
Maximum Senior Leverage Ratio	3.25 : 1.00	2.51 : 1.00
Maximum Total Leverage Ratio	4.00 : 1.00	2.51 : 1.00
Minimum Fixed Charge Coverage Ratio	1.25 : 1.00	1.58 : 1.00

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

Based on amounts outstanding at February 28, 2014, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2012 Credit Agreement
Year Ended	Revolver	Term Loan	98.7FM Debt	Total
February 28 (29),	Amortization	Amortization	Amortization	Amortization
2015	$—	$8,000	$4,541	$12,541
2016	—	8,000	4,990	12,990
2017	—	8,000	5,453	13,453
2018	—	30,000	6,039	36,039
2019	—	—	6,587	6,587
Thereafter	—	—	47,332	47,332
Total	$—	$54,000	$74,942	$128,942

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three years ended February 28, 2014. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2015, the Company estimates that approximately $0.1 million will be reclassified as an increase to interest expense.
In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of February 28, 2014.
The Company does not generally use derivatives for trading or speculative purposes.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the balance sheet as of February 28, 2013 and 2014. The accumulated other comprehensive loss balance related to our derivative instrument at February 28, 2014 was approximately $0.1 million. The fair value of the derivative instrument was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on February 28, 2014, if the agreement was transferred to another party or canceled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the years ended February 2012, 2013 and 2014, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments Liability Derivatives
	As of February 28, 2013		As of February 28, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	Other Noncurrent Liabilities	107	Other Current Liabilities	94
Total derivatives designated as hedging instruments		$107		$94

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended February 2012, 2013 and 2014.

		For the Years Ended February 28 (29),
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2013	2014		2012	2013	2014		2012	2013	2014
Interest Rate Swap Agreement	$—	$(107)	$(83)	Interest expense	$(297)	$—	$(96)	N/A	$—	$—	$—
Total	$—	$(107)	$(83)		$(297)	$—	$(96)		$—	$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to its interest rate swap is Fifth Third Bank.
In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of February 28, 2014, this CVA was immaterial to the fair value of our derivative instrument.
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
As of February 28, 2014, the Company has not posted any collateral related to the interest rate swap agreement.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2013 and 2014. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,750	$6,750
Total assets measured at fair value on a recurring basis	$—	$—	$6,750	$6,750
Share-based compensation arrangement	$2,926	$—	$—	$2,926
Interest rate swap agreement	—	94	—	94
Total liabilities measured at fair value on a recurring basis	$2,926	$94	$—	$3,020

	As of February 28, 2013
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,500	$6,500
Total assets measured at fair value on a recurring basis	$—	$—	$6,500	$6,500
Share-based compensation arrangement	$714	$—	$—	$714
Interest rate swap agreement	—	107	—	107
Total liabilities measured at fair value on a recurring basis	$714	$107	$—	$821

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of private companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our preferred stock investments is determined by using implied valuations of recent rounds of financing and by other corroborating evidence, including the application of various valuation methodologies including option-pricing and discounted cash flow based models.
Share-based compensation arrangement — Emmis’ 2012 Retention Plan and Trust discussed in Note 3 is recorded at fair value on a recurring basis. As the fair value of the 2012 Retention Plant and Trust is tied to quoted prices of Emmis stock, it is considered a level 1 measurement. As of February 28, 2013 and 2014, our share-based compensation arrangement liability is included in our consolidated balance sheets as other noncurrent liabilities and share-based compensation arrangement, a current liability, respectively.
Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve and is therefore considered a level 2 measurement.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Year Ended February 28,
	2013	2014
	Available For Sale Securities
Beginning Balance	$160	$6,500
Purchases	6,500	250
Other than temporary impairment losses	(160)	—
Ending Balance	$6,500	$6,750

Nonrecurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a nonrecurring basis under circumstances and events that include those described in Note 10, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 10 for more discussion).
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

8. ACQUISITIONS AND DISPOSITIONS
For the year ended February 28, 2014
On February 11, 2014, Emmis entered into a Purchase and Sale Agreement with YMF Media LLC ("YMF"), pursuant to which Emmis agreed to purchase the assets of radio stations WBLS-FM and WLIB-AM in New York, NY ("Stations") for $131 million, subject to customary adjustments and prorations. Following approval by the Federal Communications Commission and the satisfaction of other customary closing conditions, the transaction is scheduled to close in two separate closings. The first closing is expected to occur promptly after receipt of the FCC’s consent to the assignment to Emmis of the Stations’ FCC licenses, and will involve YMF transferring WBLS-FM's and WLIB-AM's assets to Emmis and Emmis (i) transferring the Stations’ assets to newly-formed subsidiaries of Emmis, (ii) paying YMF $55 million of the purchase price and (iii) transferring to YMF a 49.9% noncontrolling ownership interest in the Emmis subsidiaries that will own the Stations’ assets. The second closing is scheduled to occur on or about February 15, 2015, and will involve the payment of the balance of the purchase price to YMF ($76 million) in exchange for the transfer to Emmis of YMF’s interest in the Emmis subsidiaries that own the Stations’ assets. The Purchase and Sale Agreement contains customary representations, warranties, covenants and indemnities, including liquidated damages in the amount of ten percent of the purchase price and specific performance remedies that may be asserted by either Emmis or YMF.
On February 11, 2014, Emmis entered into an LMA with YMF to program the Stations. The LMA did not commence until March 1, 2014, thus the operating results of the Stations are not included in the accompanying consolidated statements of operations. See Note 1e for more discussion of the LMA.
For the year ended February 28, 2013
Sale of Slovakia radio operations
On February 25, 2013, Emmis completed the sale of its Slovakian radio network to Bauer Ausland 1 GMBH for $21.2 million in cash. Emmis believed the sale of its international radio properties would better enable the Company to focus its efforts on its domestic radio stations. The sale of our Bulgarian radio network on January 3, 2013 created a one-time tax benefit that we could use if we sold the Slovakian network on or before February 28, 2013. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $14.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. Emmis paid approximately $1.7 million to settle working capital adjustments and other transaction related costs during the first quarter of fiscal 2014.
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
On August 23, 2012, Emmis completed the sale of KXOS-FM in Los Angeles for $85.5 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $32.8 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations. KXOS-FM had previously been operating pursuant to a local programming and marketing agreement, which is discussed in more detail in Note 1e to the accompanying consolidated financial statements.
For the year ended February 29, 2012
Sale of controlling interest in WRXP-FM, WKQX-FM AND WLUP-FM
On September 1, 2011, the Company completed the sale of a controlling interest in Merlin Media, LLC (“Merlin Media”), which owned the following radio stations: (i) WKQX-FM, 101.1MHz, Channel 266, Chicago, IL (FIN 19525), (ii) WRXP-FM, 101.9MHz, Channel 270, New York, NY (FIN 67846) and (iii) WLUP-FM, 97.9MHz, Channel 250, Chicago, IL (FIN 73233) (collectively the “Merlin Stations”). The Company received gross cash sale proceeds of $130 million in the transaction, and incurred approximately $8.6 million of expenses, principally consisting of severance, state and local taxes, and professional and other fees and expenses. The Company used the net cash proceeds to repay approximately 38% of the term loans then outstanding under its 2006 Credit Agreement. Emmis also paid a $2.0 million exit fee to a lender related to the repayment of certain term loans on September 1, 2011.
On September 1, 2011, subsidiaries of Emmis entered into the 2nd Amended & Restated Limited Liability Company Agreement (the “LLC Agreement”) of Merlin Media, together with Merlin Holdings, LLC (“Merlin Holdings”), an affiliate of investment funds managed by GTCR, LLC, and Benjamin L. Homel (aka Randy Michaels) (together with Merlin Holdings, the “Investors”).
In connection with the completion of the disposition of assets to Merlin Media and sale of a controlling interest in Merlin Media pursuant to the Purchase Agreement dated June 20, 2011 among the Company, Merlin Holdings and Mr. Homel (the “Purchase Agreement), the Company retained preferred equity and common equity interests in Merlin Media, the terms of which were governed by the LLC Agreement. The Company’s common equity interests in Merlin Media represented 20.6% of the initial outstanding common equity interests of Merlin Media and were subject to dilution if the Company failed to participate pro rata in future capital calls. The fair value of the Company’s 20.6% common equity ownership of Merlin Media LLC as of September 1, 2011 was approximately $5.6 million, and accounted for under the equity method. The Company’s preferred equity interests in Merlin Media consist of approximately $28.7 million (at par) of non-redeemable perpetual preferred interests, on which a preferred return accretes quarterly at a rate of 8% per annum. The fair value of this preferred equity interest as of September 1, 2011, was approximately $10.8 million and is accounted for under the cost method. See Note 1 to the accompanying consolidated financial statements for more discussion of our investments in Merlin Media. The preferred interests held by the Company are junior to initial non-redeemable perpetual preferred interests held by the Investors of approximately $87 million, on which a preferred return accretes quarterly at a rate of 8% per annum. The preferred interests held by the Company and the Investors are both junior to an initial $60 million senior secured note issued to an affiliate of Merlin Holdings. The note matures five years from closing, and interest accrues on the note semi-annually at a rate of 15% per annum, payable in cash or in-kind at Merlin Media’s election. Distributions in respect of Merlin Media’s common and preferred interests are made when declared by Merlin Media’s board of managers. Given the Company’s continued equity interests in the stations, it was precluded from reclassifying the operating results of the stations to discontinued operations.
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
Merlin Media changed the format of WKQX-FM in Chicago and WRXP-FM in New York from a music-intensive format to a news/talk format. Both stations incurred substantial start-up losses well in excess of the original business model used in the September 1, 2011 valuation. Both stations underperformed through February 29, 2012, so much so that station cash flows were expected to be substantially lower than the estimated cash flows used in the September 1, 2011 valuation of our retained common and preferred equity interests. As such, Emmis reassessed the fair value of the retained common and preferred equity interests using the same valuation methodology described above with updated assumptions, and determined that our equity interests were fully impaired. The Company believes that the magnitude of the impairment and the potentially prolonged recovery period indicate that the impairment is other-than-temporary. As such, Emmis wrote-off the remaining carrying value of its investments in Merlin Media LLC. The total equity method loss and other-than-temporary impairment loss recognized related to Merlin Media LLC of $16.4 million is recognized in other income (expense), net in the accompanying consolidated statements of operations. During the year ended February 28, 2013, Merlin Media sold WRXP-FM in New York to a third party and changed the format of WKQX-FM in Chicago to a music-intensive format. During the year ended February 28, 2014, Merlin Media entered into an LMA with Cumulus Media Inc. pursuant to which Merlin Media will receive a monthly fee and Cumulus will program and manage Merlin Media's two radio stations in Chicago, which are Merlin Media's sole remaining stations. Cumulus Media Inc. retains all of the operating profits for managing the stations. Merlin Media and Cumulus Media Inc. also entered into a call option which gives Cumulus Media Inc. the right to purchase the two stations until October 4, 2017 and gives Merlin Media the right to require Cumulus Media Inc. to purchase the two stations during a ten-day period commencing on October 4, 2017.
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

Sale of Glendale, CA Tower Site
On April 6, 2011, Emmis sold land, towers and other equipment at its Glendale, CA tower site to Richland Towers Management Flint, Inc. for $6.0 million in cash. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $4.9 million. Net proceeds from the sale were used to repay amounts outstanding under the 2006 Credit Agreement.

9. OTHER SIGNIFICANT TRANSACTIONS

Next Radio LLC - Sprint Agreement
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load theCompany's smartphone application, NextRadio, in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio app. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio app on FM-enabled devices on other wireless networks. Through February 28, 2014, the NextRadio app had not generated a material amount of revenue.
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
Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis, which is recorded as station operating expenses, excluding depreciation and amortization expense. NextRadio LLC made the first $3.75 million quarterly payment to Sprint on August 9, 2013. Emmis paid $0.8 million of the first quarterly payment amount, which was expensed over the three-month period ending November 8, 2013. On various dates in December 2013 and January 2014, NextRadio LLC remitted the second $3.75 million quarterly payment to Sprint. Emmis paid $0.4 million of the second quarterly installment, which was expensed during the three-month period ending February 8, 2014. As of February 28, 2014, the carrying value of assets within NextRadio LLC totaled $0.8 million, which represents cash collected by NextRadio LLC from other broadcasting companies and other companies in the radio industry, which is considered restricted for the purpose of the third quarterly payment. NextRadio LLC had $0.8 million of liabilities at February 28, 2014, which represents the obligation to remit cash received from radio industry participants to Sprint. NextRadio LLC remitted the third quarterly payment to Sprint in March 2014, and Emmis paid $0.1 million of the third quarterly installment. Total expense recognized by Emmis during the year ended February 28, 2014 was $1.1 million.

LMA of 98.7FM in New York, NY and Related Financing Transaction
On April 26, 2012 Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc., pursuant to which the Disney subsidiary purchased the right to provide programming for 98.7FM in New York, NY until August 24, 2024. Emmis retains ownership and control of 98.7FM, including the related FCC license during the term of the LMA and receives an annual fee from from the Disney subsidiary. The fee, initially $8.4 million annually, increases by 3.5% annually until the LMA's termination.
As discussed in Note 5, Emmis, through newly-created subsidiaries, issued $82.2 million of notes, which are nonrecourse to the rest of the Company's subsidiaries and are secured by the assets of the newly-created subsidiaries including the payments made in connection with the 98.7FM LMA. See Notes 1e and 5 for more discussion of the LMA payments and nonrecourse debt.

The following table summarizes certain operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. Results of operations for the period that Emmis programmed the station are included in the operating results presented below. 98.7FM is a part of our radio segment.

	For the year ended February 28 (29),
	2012	2013	2014
Net revenues	$11,276	$10,589	$10,331
Station operating expenses, excluding depreciation and amortization expense	10,279	4,410	1,009
Depreciation and amortization	125	112	—
Interest expense	—	2,689	3,416
Assets and liabilities of 98.7FM as of February 28, 2013 and 2014 were as follows:

	As of February 28,
	2013	2014
Current assets:
Restricted cash	$1,426	$1,407
Prepaid expenses	673	614
Total current assets	2,099	2,021
Noncurrent assets:
Indefinite lived intangibles	60,525	60,525
Deferred debt issuance costs, net	3,024	2,759
Deposits and other	1,432	3,082
Total noncurrent assets	64,981	66,366
Total assets	$67,080	$68,387
Current liabilities:
Accounts payable and accrued expenses	$26	$56
Current maturities of long-term debt	4,126	4,541
Deferred revenue	703	728
Other current liabilities	270	256
Total current liabilities	5,125	5,581
Noncurrent liabilities:
Long-term debt, net of current portion	74,942	70,401
Other noncurrent liabilities	—	24
Total noncurrent liabilities	74,942	70,425
Total liabilities	$80,067	$76,006

Sale of WRKS-FM Intellectual Property
On April 5, 2012, the Company entered into an Asset Purchase Agreement with YMF in which the Company agreed to sell certain intellectual property rights, described below, to YMF, and YMF agreed to also assume certain liabilities of the Company. The purchase price was $10.0 million, plus quarterly earn-out payments, if any, equal to 15% of the incremental gross revenue over a three-year period in excess of calendar 2011 gross revenues attributable to radio station WBLS-FM, 107.5FM, New York, NY, which is owned by YMF. The assets sold to YMF included intellectual property rights used or held for use by the Company exclusively in the business or operation of 98.7FM (frequently known as WRKS-FM), and all assignable registrations, applications, renewals, issuances, extensions, restorations and reversions for, in respect of or relating to the intellectual property. The Asset Purchase Agreement contained customary representations, warranties, covenants and indemnities.
The sale of WRKS-FM’s intellectual property became effective on May 7, 2012. The $10.0 million gain was reflected in gain on sale of assets in the consolidated statements of operations. Emmis collected the $10.0 million intellectual property sale proceeds on July 6, 2012 and used the entire amount to repay term loans under the Company’s 2006 Credit Agreement.

In connection with the agreement to purchase WBLS-FM and WLIB-AM from YMF as discussed in Note 8, Emmis and YMF agreed to modify the quarterly earn-out payments. Effective upon the first closing of the purchase of WBLS-FM and WLIB-AM, quarterly earn-out payments will be fixed at $0.5 million per quarter, retroactive to the first calendar quarter of 2014. Emmis will continue to collect earn-out payments until the second closing of the purchase of WBLS-FM and WLIB-AM, at which time all future earn-out payments in the three-year term are accelerated and settled at closing.

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
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. In connection with the April 2012 LMA with a subsidiary of Disney Enterprises, Inc. discussed in Note 1e, the Company separated its two New York stations into separate units of accounting. In connection with the separation of the stations into separate units of accounting, the Company performed an interim impairment test of those licenses. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 29, 2012	N/A	N/A	N/A	$—	$—	$—	$—
Year Ended February 28, 2013	10,971	—	—	—	448	—	11,419
Year Ended February 28, 2014	N/A	N/A	N/A	—	—	—	—

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

Assumptions incorporated into the annual impairment testing as of December 1, 2013 were similar to those used in our December 1, 2012 annual impairment testing. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2014.

	December 1, 2011	December 1, 2012	December 1, 2013
Discount Rate	11.9% - 12.2%	11.9% - 12.3%	12.0% - 12.4%
Long-term Revenue Growth Rate	2.5% - 3.3%	2.3% - 3.3%	2.3% - 3.1%
Mature Market Share	3.2% - 29.4%	3.2% - 29.4%	3.5% - 30.2%
Operating Profit Margin	26.0% - 37.2%	25.1% - 38.3%	25.0% - 39.1%
As of February 28, 2013 and 2014, the carrying amounts of the Company’s FCC licenses were $150.5 million and $150.6 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2013 and 2014 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 29, 2012	Change in Unit of Accounting	Purchases	Impairment	Sale of KXOS-FM	As of February 28, 2013	Purchases	As of February 28, 2014
Continuing Operations
New York Cluster	$74,093	$(74,093)	$—	$—	$—	$—	$—	$—
WQHT-FM (New York)	—	2,597	—	—	—	2,597	—	2,597
98.7FM (New York)	—	71,496	—	(10,971)	—	60,525	—	60,525
Austin Cluster	39,025	—	230	—	—	39,255	—	39,255
St. Louis Cluster	27,692	—	—	—	—	27,692	—	27,692
Indianapolis Cluster	17,274	—	380	—	—	17,654	—	17,654
KPWR-FM (Los Angeles)	2,018	—	—	—	—	2,018	—	2,018
Terre Haute Cluster	574	—	207	—	—	781	36	817
Total Continuing Operations	160,676	—	817	(10,971)	—	150,522	36	150,558
Discontinued Operations
KXOS-FM (Los Angeles)	52,333	—	—	—	(52,333)	—	—
Grand Total	$213,009	$—	$817	$(10,971)	$(52,333)	$150,522	$36	$150,558
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2013, the Company applied a market multiple of 7.0 times and 5.0 to 7.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2014.
During our December 1, 2012 annual goodwill impairment test, the Company wrote off $0.4 million of goodwill associated with our Indianapolis Monthly publication. Declining operating performance of Indianapolis Monthly resulted in a step-one indication of impairment for Indianapolis Monthly on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of Indianapolis Monthly goodwill of $0.4 million was impaired. No goodwill impairment was recorded in connection with our annual test as of December 1, 2013.
As of February 28, 2013 and 2014, the carrying amount of the Company’s goodwill was $12.6 million. The table below presents the changes to the carrying values of the Company’s goodwill for the year ended February 2013 for each reporting unit. Goodwill carrying values did not change during the year ended February 28, 2014. As noted above, each reporting unit is a cluster of radio stations in one geographical market and magazines on an individual basis. We have previously written off all goodwill associated with our Austin cluster except for the portion of historical goodwill that exists at the Austin partnership level attributable to noncontrolling interests.

	Change in Goodwill Carrying Values
Reporting Unit	As of February 29, 2012	Impairment	Sale of Entity	As of February 28, 2013
Continuing Operations
Indianapolis Cluster	$265	$—	$—	$265
Austin Cluster	4,338	—	—	4,338
Total Radio Segment	4,603		—	4,603
Indianapolis Monthly	448	(448)	—	—
Texas Monthly	8,036	—	—	8,036
Total Publishing Segment	8,484	(448)	—	8,036
Total continuing operations	13,087	(448)	—	12,639
Discontinued Operations
Slovakia	1,703	—	(1,703)	—
Country Sampler	9,385	—	(9,385)	—
Total discontinued operations	11,088	—	(11,088)	—
Grand total	$24,175	$(448)	$(11,088)	$12,639

Definite-lived intangibles
The following table presents the weighted-average remaining useful life at February 28, 2014 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2013 and 2014:

		As of February 28, 2013			As of February 28, 2014
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	11.2	$749	$524	$225	$810	$548	$262
Total amortization expense from definite-lived intangibles related to continuing operations was less than $0.1 million for each of the years ended February 2012, 2013 and 2014 and is expected to be less than $0.1 million for each of the five succeeding years.

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
2012 Equity Compensation Plan
At the 2012 annual meeting, the shareholders of Emmis approved the 2012 Equity Compensation Plan (“the Plan”). Under the Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2010 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 2.0 million shares of common stock were available for grant at February 28, 2014.
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
Employee contributions are matched at 33% up to a maximum of 6% of eligible compensation. Emmis’ discretionary contributions to the plan totaled $0.9 million for each the years ended February 2012, 2013 and 2014. All discretionary contributions were made in cash.
 c. Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $0.4 million, $0.1 million and $0.1 million for the years ended February 2012, 2013 and 2014, respectively.

12. OTHER COMMITMENTS AND CONTINGENCIES
a. Commitments of our continuing operations
The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2014 as follows:

Year ending February 28 (29),	Operating Leases	Syndicated Programming	Employment Agreements	Other Contracts	Total
2015	$7,921	$615	$12,376	$2,588	$23,500
2016	7,420	430	5,519	120	13,489
2017	7,342	235	1,442	123	9,142
2018	6,718	—	653	127	7,498
2019	5,997	—	—	43	6,040
Thereafter	23,147	—	—	—	23,147
Total	$58,545	$1,280	$19,990	$3,001	$82,816
Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through July 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the Consumer Price Index or increases in the lessor’s operating costs), as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense for continuing operations during the years ended February 2012, 2013 and 2014 was approximately $6.8 million, $7.5 million and $8.2 million, respectively. The Company recognized approximately $0.3 million, $0.9 million and $1.0 million of sublease income as a reduction of rent expense for the years ended February 2012, 2013, and 2014 respectively. Total minimum sublease rentals to be received in the future under noncancelable subleases as of February 28, 2014 were as follows:

Year ending February 28 (29),	Noncancelable Sublease rentals[1]
2015	$1,262
2016	1,086
2017	1,092
2018	409
2019	—
Total	$3,849
1 Includes sublease rentals from YMF in New York City of $0.8 million in fiscal 2015, 2016 and 2017 and $0.2 million in fiscal 2018. These are expected to terminate upon consummation of our pending acquisition of WBLS-FM and WLIB-AM (See Note 8 for more discussion).
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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. Emmis is defending this lawsuit vigorously.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations. The challenges to the license renewal applications are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals.

13. INCOME TAXES
United States and foreign income (loss) before income taxes for the years ended February 2012, 2013 and 2014 was as follows:

	2012	2013	2014
United States	$4,305	$(7,518)	$16,659
Foreign	(867)	(1,350)	(2,067)
Income (loss) before income taxes	$3,438	$(8,868)	$14,592

The benefit for income taxes for the years ended February 2012, 2013, and 2014 consisted of the following:

	2012	2013	2014
Current:
Federal	$529	$(529)	$—
State	1,510	(152)	(900)
Foreign	—	161	13
	2,039	(520)	(887)
Deferred:
Federal	(29,303)	(4,589)	(25,219)
State	(5,023)	(1,930)	(7,957)
Foreign	—	—	—
	(34,326)	(6,519)	(33,176)
Benefit for income taxes	$(32,287)	$(7,039)	$(34,063)
Other Tax Related Information:
Tax provision (benefit) of discontinued operations	5,544	(6,975)	—

The provision (benefit) for income taxes for the years ended February 2012, 2013 and 2014 differs from that computed at the Federal statutory corporate tax rate as follows:

	2012	2013	2014
Computed income tax provision (benefit) at 35%	$1,203	$(3,109)	$5,110
State income tax benefit	(3,513)	(2,082)	(8,857)
Foreign taxes	303	639	737
Tax benefit resulting from swap expiration and related OCI reversal	(786)	—	—
Allocation of tax benefit from discontinued operations	—	(3,007)	—
Nondeductible stock compensation and Section 162 disallowance	271	127	55
Entertainment disallowance	504	430	455
Change in valuation allowance	(30,092)	6,966	(31,059)
Tax attributed to noncontrolling interest	(1,496)	(1,561)	(1,793)
Section 165(g) worthless stock deduction	—	(5,746)	—
Alternative minimum tax	529	(529)	—
Taxable dividend from foreign subsidiary	752	—	—
Other	38	833	1,289
Benefit for income taxes	$(32,287)	$(7,039)	$(34,063)
The components of deferred tax assets and deferred tax liabilities at February 28, 2013 and February 28, 2014 are as follows:

	2013	2014
Deferred tax assets:
Net operating loss carryforwards	$29,070	$27,963
Intangible assets	17,051	12,127
Compensation relating to stock options	2,884	2,199
Interest rate exchange agreement	43	38
Deferred revenue	2,049	1,639
Accrued rent	1,567	1,897
Tax credits	1,405	1,927
Investments in subsidiaries	320	352
Other	1,116	2,181
Valuation allowance	(40,863)	(970)
Total deferred tax assets	14,642	49,353
Deferred tax liabilities
Indefinite-lived intangible assets	(37,952)	(40,549)
Property and equipment	(1,507)	(569)
Cancellation of debt income	(13,136)	(13,136)
Other	(119)	—
Total deferred tax liabilities	(52,714)	(54,254)
Net deferred tax liabilities	$(38,072)	$(4,901)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company historically recorded a full valuation allowance on all U.S. (federal and state) deferred tax assets. During the year ended February 28, 2014, due to improved operating results, the Company determined that a valuation allowance on most of its deferred tax assets was no longer appropriate and reversed the valuation allowance on all U.S. deferred tax assets (with the exception of certain state NOL DTA's). The Company decreased its valuation allowance for all jurisdictions by a net of $39.9 million, from $40.9 million as of February 28, 2013 to $1.0 million as of February 28, 2014.

The Company has federal NOLs of $62 million and state NOLs of $164 million available to offset future taxable income. These net operating losses include an unrealized benefit of approximately $1.4 million related to share-based compensation that will be recorded in equity when realized. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2014 and February 2034. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.
The $1.9 million of tax credits at February 28, 2014 relate primarily to alternative minimum tax carryforwards that can be carried forward indefinitely. This amount also includes tax credits in Indiana and Texas that are expected to be fully utilized prior to expiration.
The Company has adopted FASB Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2014, the estimated value of the Company’s net uncertain tax positions is approximately $0.2 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2013 and February 28, 2014:

	For the year ending February 28,
	2013	2014
Gross unrecognized tax benefit – opening balance	$(525)	$(683)
Gross increases – tax positions in prior periods	(158)	—
Gross decreases—settlements with taxing authorities	—	525
Gross unrecognized tax benefit – ending balance	$(683)	$(158)
Included in the balance of unrecognized tax benefits at February 28, 2014 and February 28, 2013 are $0.2 million and $0.7 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2014 and in total, as of February 28, 2014, has recognized a liability for interest of $2 thousand.
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

14. SEGMENT INFORMATION
The Company’s operations are aligned into two business segments: (i) Radio and (ii) Publishing. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of various sold businesses have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations. Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 50% of our radio revenues for the year ended February 28, 2014. The Company’s segments operate exclusively in the United States.
The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 28, 2014	Radio	Publishing	Corporate	Consolidated
Net revenues	$145,399	$59,747	$—	$205,146
Station operating expenses excluding depreciation and amortization expense	99,924	59,085	—	159,009
Corporate expenses excluding depreciation and amortization expense	—	—	17,024	17,024
Hungary license litigation and related expenses	2,058	—	—	2,058
Depreciation and amortization	2,476	235	2,155	4,866
Gain on sale of fixed assets	(10)	2	—	(8)
Operating income (loss)	$40,951	$425	$(19,179)	$22,197

Year Ended February 28, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$138,630	$57,454	$—	$196,084
Station operating expenses excluding depreciation and amortization expense	95,830	58,241	—	154,071
Corporate expenses excluding depreciation and amortization expense	—	—	17,819	17,819
Hungary license litigation and related expenses	1,381	—	—	1,381
Impairment loss	10,971	448	—	11,419
Depreciation and amortization	2,451	318	1,953	4,722
Loss on sale of fixed assets	(9,897)	20	—	(9,877)
Operating income (loss)	$37,894	$(1,573)	$(19,772)	$16,549

Year Ended February 29, 2012	Radio	Publishing	Corporate	Consolidated
Net revenues	$144,826	$57,392	$—	$202,218
Station operating expenses excluding depreciation and amortization expense	110,772	56,522	—	167,294
Corporate expenses excluding depreciation and amortization expense	—	—	19,096	19,096
Hungary license litigation and related expenses	871	—	—	871
Depreciation and amortization	2,970	365	1,390	4,725
Gain on sale of fixed assets	797	1	—	798
Operating income (loss)	$29,416	$504	$(20,486)	$9,434

		As of February 28, 2013
	Radio	Publishing	Corporate	Consolidated
Assets — continuing operations	$209,721	$21,005	$30,136	$260,862
Assets — discontinued operations	630	132	—	762
Total assets	$210,351	$21,137	$30,136	$261,624

		As of February 28, 2014
	Radio	Publishing	Corporate	Consolidated
Total assets	$211,281	$21,809	$32,258	$265,348

15. OTHER (EXPENSE) INCOME, NET
Components of other (expense) income, net for the three years ended February 2012, 2013 and 2014 were as follows:

	For the year ended February 28 (29),
	2012	2013	2014
(Loss) income from unconsolidated affiliate, including other-than-temporary impairment losses:
Merlin Media LLC	$(16,377)	$—	$—
Other investments	345	(211)	96
Interest income	122	87	38
Other	(41)	114	(18)
Total other (expense) income, net	$(15,951)	$(10)	$116

16. RELATED PARTY TRANSACTIONS
During the year ended February 28, 2013, Emmis forgave a $1.2 million loan receivable from Mr. Jeffrey H. Smulyan, our Chariman, Chief Executive Officer and President in connection with the execution of a new three-year employment agreement. This non-cash charge is included in corporate expenses, excluding depreciation and amortization expense, in the accompanying consolidated statements of operations for the year ending February 28, 2013. The forgiven loan was grandfathered under the Sarbanes-Oxley Act of 2002. Emmis no longer makes loans to executive officers and directors.
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

17. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the seasonality of revenues, with revenues usually the lowest in the last quarter of each fiscal year; (2) the refinancing of our Credit Agreement in December 2012, which resulted in lower overall borrowing rates as described in Note 5, Long-Term Debt; (3) the impairment of a broadcast license in New York recorded in the first quarter of fiscal 2013 as described in Note 10, Intangible Assets and Goodwill; (4) the Company’s gain on sale of the intellectual property of WRKS-FM to YMF of $10.0 million as discussed in Note 9, Other Significant Transactions; (5) the Company's various dispositions as discussed in Note 8, Acquisitions and Dispositions; and (6) the reversal of a valuation allowance on most of Emmis' deferred tax assets due to improved operating results during the quarter ended February 28, 2014, as discussed in Note 13, Income Taxes.

	Year ended February 28, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in 000's except per share data)
Net revenues	$50,586	$54,967	$52,621	$46,972
Operating income	$7,046	$5,704	$8,711	$736
Consolidated net income	$4,957	$3,925	$5,668	$34,105
Basic earnings (loss) per common share	$0.09	$0.06	$0.11	$0.82
Diluted earnings (loss) per common share	$0.08	$0.05	$0.09	$0.71

	Year ended February 28, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in 000's except per share data)
Net revenues	$48,968	$52,929	$50,886	$43,301
Operating income (loss)	$1,124	$7,617	$8,158	$(350)
Consolidated net (loss) income	$(2,873)	$40,208	$5,636	$5,280
Basic (loss) earnings per common share:
Continuing operations	$(0.07)	$(0.02)	$0.02	$(0.14)
Discontinued operations	$(0.06)	$1.00	$0.10	$0.25
Net (loss) income available to common shareholders	$(0.13)	$0.98	$0.12	$0.11
Diluted (loss) earnings per common share:
Continuing operations	$(0.07)	$(0.02)	$0.02	$(0.14)
Discontinued operations	$(0.06)	$1.00	$0.08	$0.25
Net (loss) income available to common shareholders	$(0.13)	$0.98	$0.10	$0.11

18. SUBSEQUENT EVENTS
2012 Retention Plan & Trust
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the trustee of the 2012 Retention Plan & Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. See Note 3, Redeemable Preferred Stock, for more discussion of the 2012 Retention Plan & Trust.

Hungary License Litigation
On April 16, 2014, the arbitral tribunal in Emmis International Holding, B.V., Emmis Radio Operating, B.V. and MEM Magyar Electronic Media Kereskedelmi es Szolgaltato Kft. v. Hungary (ICSID CASE NO. ARB/12/2) issued its ruling that the

International Centre for the Settlement of Investment Disputes ("ICSID") did not have jurisdiction to hear the case in which Emmis and the other owner of Slager sought damages for the unlawful taking of the station’s radio license in 2009.
After losing its license in 2009, Slager Radio had initially sought redress in the Hungarian courts. After Slager's success in the Hungarian trial and appellate courts, the Hungarian Parliament changed the media law to take away the remedy that Slager was seeking. Emmis and the other owner then filed for arbitration in ICSID , believing that ICSID presented the best forum for redress of their claims. In light of the tribunal’s decision, Emmis is evaluating whether any other viable forums exist.

Second Amendment to Credit Agreement
On May 6, 2014, Emmis entered into the Second Amendment to Credit Agreement and Limited Consent (“Second Amendment”) which permits Emmis to acquire majority control of a technology company for total consideration not to exceed $6.0 million. In addition, the Second Amendment permits the exclusion of certain transaction-related costs associated with the acquisition of WBLS-FM and WLIB-AM in an aggregate amount not in excess of $1.25 million. No financial covenants were impacted by the Second Amendment and total costs were less than $0.1 million

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2014, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2014, based on the control criteria established in a report entitled Internal Control—Integrated Framework (1992 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2014. The effectiveness of the Company’s internal control over financial reporting as of February 28, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

Jeffrey H. Smulyan    Chairman, President and Chief Executive Officer
Patrick M. Walsh        Executive Vice President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We have audited Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Emmis Communications Corporation and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2014 and our report dated May 8, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 8, 2014

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” “Executive Compensation,” "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis" and "Compensation Committee Report" in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.
Equity Compensation Plan Information
The following table gives information about our common stock and preferred stock that may be issued upon the exercise of options, warrants and rights under our 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, 2012 Equity Compensation Plan and 2012 Retention Plan as of February 28, 2014. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	6,984,605	$3.74	3,004,733
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	6,984,605	$3.74	3,004,733
6.25% Series A Convertible Preferred Stock
Equity Compensation Plans
Approved by Security Holders	—	—	400,000
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	—	—	400,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Independent Directors” and “Corporate Governance – Transactions with Related Persons” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2014	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Amended and Restated Credit and Term Loan Agreement dated November 2, 2006		8-K		10.1	11/7/2006
10.2	First Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.1	3/6/2009
10.3	Second Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.1	8/19/2009
10.4	Third Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.2	3/30/2011
10.5	Fourth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-Q	11/30/2011	10.18	1/12/2012
10.6	Fifth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-K	2/29/2012	10.6	5/10/2012
10.7	Sixth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-K	2/29/2012	10.7	5/10/2012
10.8	Seventh Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		8-K		10.1	8/30/2012
10.9	Eighth Amendment and Consent to Amended and Restated Revolving Credit and Term Loan Agreement		10-Q	11/30/2012	10.3	1/10/2013
10.10	Waiver and Amendment in connection with the Restated Revolving Credit and Term Loan Agreement		10-Q	8/31/2012	10.3	10/11/2012
10.11	Note Purchase Agreement, dated November 10, 2011, by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		TO-I		B	12/1/2011
10.12	First Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-K	2/29/2012	10.9	5/10/2012
10.13	Second Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-K	2/29/2012	10.10	5/10/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.14	Third Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-Q	8/31/2012	10.2	10/11/2012
10.15	Fourth Amendment and Consent to Note Purchase Agreement by and between Zell Credit Opportunities Master Fund, L.P. and Emmis Communications Corporation		10-Q	11/30/2012	10.2	1/10/2013
10.16	Credit Agreement, dated as of December 28, 2012, among Emmis Operating Company, as the Borrower, Emmis Communications Corporation., as the Parent, JP Morgan Chase Bank, N.A. as Administrative Agent and the lenders party thereto		8-K		10.2	12/28/2012
10.17	First Amendment to Credit Agreement, Security Agreement and Subsidiary Agreement		10-Q	11/30/2013	10.1	10/10/2013
10.18	Second Amendment to Credit Agreement, Security Agreement and Subsidiary Agreement	X
10.19	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan ++		10-K	2/29/2012	10.18	5/10/2012
10.20	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		10-Q	5/31/2012	10.18	7/12/2012
10.21	Employment Agreement, dated as of December 26, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	12/28/2012
10.22	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/2011	10.2	1/12/2012
10.23	Employment Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/2011	10.1	1/12/2012
10.24	Employment Agreement, dated as of September 4, 2013, by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	10/25/2013
10.25	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K	2/29/2012	10.24	5/10/2012
10.26	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K	2/29/2012	10.25	5/10/2012
10.27	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/2009	10.31	10/9/2009
10.28	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2013	10.23	5/8/2013
10.29	Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gregory T. Loewen ++		10-K	2/28/2013	10.24	5/8/2013
10.30	Change in Control Severance Agreement, dated as of December 21, 2012, by and between Emmis Operating Company and Gregory T. Loewen ++		10-K	2/28/2013	10.25	5/8/2013
10.31	Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Richard F. Cummings ++		10-K	2/28/2013	10.37	5/8/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.32	Employment Agreement, effective as of March 1, 2014, by and between Emmis Operating Company and Richard F. Cummings ++	X
10.33	Change in Control Severance Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/12/2012
10.34	Change in Control Severance Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/12/2012
10.35	First Amendment to the Put and Call Agreement between KMVN, LLC, KMVN License, LLC , Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC		10-Q	5/31/2012	10.14	7/12/2012
10.36	Second Amendment to the Put and Call Agreement between KMVN, LLC, KMVN License, LLC , Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC		8-K		10.1	7/20/2012
10.37	Third Amendment to the Put and Call Agreement between KMVN, LLC, KMVN License, LLC , Grupo Radio Centro LA, LLC., 93.9 Holdings, Inc. and 93.9 License, LLC		10-Q	8/31/2012	10.4	10/11/2012
10.38	Emmis Communications Corporation 2012 Retention Plan and Trust Agreement ++/		10-Q	5/31/2012	10.15	7/12/2012
10.39	Voting and Transfer Restriction Agreement between Emmis Communications Corporation and Jeffrey H. Smulyan as Trustee for the 2012 Retention Plan and Trust ++		10-Q	5/31/2012	10.16	7/12/2012
10.40	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC		8-K		10.1	4/26/2012
10.41	Participation Agreement dated as of April 26, 2012, among Emmis New York Radio LLC, Emmis New York Radio License LLC, Wells Fargo Bank Northwest, National Association and Teachers Insurance and Annuity Association of America		8-K		10.2	4/26/2012
10.42	Asset Purchase Agreement, dated as of April 5, 2012, among Emmis Radio, LLC, Emmis Radio License Corporation of New York, YMF Media LLC and certain other parties thereto		8-K		10.3	4/26/2012
10.43	Form of Asset Purchase Agreement, dated October 1, 2012, among Emmis Publishing, L.P., Country Sampler, LLC and Big Sandy Realty, LLC		8-K		10.1	10/2/2012
10.44	Credit Agreement, dated as of December 28, 2012, among Emmis Operating Company, as the Borrower, Emmis Communications Corporation., as the Parent, JP Morgan Chase Bank, N.A. as Administrative Agent and the lenders party thereto		8-K		10.2	12/28/2012
10.45	Bonus Plan for Fiscal Year Ending 2013 ++		8-K		Item 5.02	5/3/2013
10.46	Bonus Plan for Fiscal Year Ending 2014 ++		8-K		Item 5.02	3/10/2014
10.47	Form of Stock Option Grant Agreement ++		10-K	2/28/2013	10.39	5/8/2013

			Incorporated by Reference

Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.48	Form of Restricted Stock Grant Agreement ++		10-K	2/28/2013	10.40	5/8/2013
10.49	Purchase and Sale Agreement, dated as of February 11, 2014, by and between YMF Media New York LLC, YMF Media New York License LLC, and Emmis Radio, LLC.		8-K		10.1	2/12/2014
10.50	Exhibit P to Purchase and Sale Agreement: Form of WBLS-WLIB LLC Operating Agreement		8-K		10.2	2/12/2014
10.51	Local Programming and Marketing Agreement, dated as of February 11, 2014, by and among Emmis Radio, LLC, YMF Media New York LLC and YMF Media New York License LLC.		8-K		10.3	2/12/2014
21	Subsidiaries of Emmis	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 8, 2014	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 8, 2014	/s/ Jeffrey H. Smulyan	President, Chairman of the Board and
	Jeffrey H. Smulyan	Director (Principal Executive Officer)

Date: May 8, 2014	/s/ Patrick M. Walsh	Executive Vice President, Chief Financial Officer,
	Patrick M. Walsh	Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2014	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 8, 2014	James M. Dubin*	Director
James M. Dubin

Date: May 8, 2014	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 8, 2014	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 8, 2014	Peter A. Lund*	Director
Peter A. Lund

Date: May 8, 2014	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 8, 2014	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact