Form 10-Q
period 2014-05-31
EMMIS COMMUNICATIONS CORP
filed 2014-07-09
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 1, 2014, was:

38,578,437	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2013	2014
NET REVENUES	$50,586	$59,724
OPERATING EXPENSES:
Station operating expenses excluding LMA fees of $0 and $3,825, and depreciation and amortization expense of $656 and $727, respectively	37,712	42,926
Corporate expenses excluding depreciation and amortization expense of $520 and $626, respectively	4,400	4,890
LMA fees	—	3,825
Hungary license litigation and related expenses	252	92
Depreciation and amortization	1,176	1,353
Gain on disposal of assets	—	(3)
Total operating expenses	43,540	53,083
OPERATING INCOME	7,046	6,641
OTHER EXPENSE:
Interest expense	(1,921)	(1,600)
Other income, net	7	11
Total other expense	(1,914)	(1,589)
INCOME BEFORE INCOME TAXES	5,132	5,052
PROVISION FOR INCOME TAXES	175	2,385
CONSOLIDATED NET INCOME	4,957	2,667
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,481	1,711
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,476	956
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	249	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,725	$956

NET INCOME PER SHARE - BASIC	$0.09	$0.02
NET INCOME PER SHARE - DILUTED	$0.08	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,174	42,093
Diluted	45,504	47,347

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,
	2013	2014
CONSOLIDATED NET INCOME	$4,957	$2,667
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Change in value of derivative instrument and related income tax effects	(44)	9
Cumulative translation adjustment	30	—
COMPREHENSIVE INCOME	4,943	2,676
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,481	1,711
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,462	$965

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2014	May 31, 2014
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,304	$2,869
Restricted cash	2,239	2,915
Accounts receivable, net	31,000	39,935
Prepaid expenses	8,582	9,497
Other current assets	6,887	7,470
Total current assets	54,012	62,686
PROPERTY AND EQUIPMENT, NET	32,231	31,510
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	150,558	150,558
Goodwill	12,639	12,639
Other intangibles, net	262	440
Total intangible assets	163,459	163,637
OTHER ASSETS, NET	15,646	16,729
Total assets	$265,348	$274,562

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2014	May 31, 2014
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,958	$14,107
Current maturities of long-term debt (Note 4)	12,541	12,649
Accrued salaries and commissions	8,552	6,399
Deferred revenue	11,506	12,840
Other current liabilities	7,693	3,950
Total current liabilities	49,250	49,945
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	114,926	117,830
OTHER NONCURRENT LIABILITIES	8,021	7,532
DEFERRED INCOME TAXES	9,783	12,172
Total liabilities	181,980	187,479
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 37,267,123 shares at February 28, 2014 and 38,578,437 shares at May 31, 2014	373	386
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2014 and May 31, 2014	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2014 and May 31, 2014, respectively; authorized 2,875,000 shares; issued and outstanding 1,328,991 shares at February 28, 2014, which includes 400,000 shares in trust, and 928,991 shares at May 31, 2014	9	9
Additional paid-in capital	580,776	583,451
Accumulated deficit	(545,355)	(544,399)
Accumulated other comprehensive loss	(99)	(90)
Total shareholders’ equity	35,750	39,403
NONCONTROLLING INTERESTS	47,618	47,680
Total equity	83,368	87,083
Total liabilities and equity	$265,348	$274,562

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at February 28, 2014	37,267,123	$373	4,569,454	$46	928,991	$9	$580,776	$(545,355)	$(99)	$47,618	$83,368
Net income								956		1,711	2,667
Issuance of Common Stock to employees and officers	173,352	2					386				388
Exercise of stock options	530,661	5					237				242
Payments of dividends and distributions to noncontrolling interests										(1,649)	(1,649)
Distribution of 2012 Retention Trust Plan, net of taxes	607,301	6					2,052				2,058
Change in value of derivative instrument									9		9
Balance, May 31, 2014	38,578,437	$386	4,569,454	$46	928,991	$9	$583,451	$(544,399)	$(90)	$47,680	$87,083

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,957	$2,667
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities -
Depreciation and amortization	1,176	1,353
Amortization of deferred financing costs, including original issue discount	225	191
Provision for bad debts	166	262
Provision for deferred income taxes	649	2,344
Noncash compensation	663	948
Gain on sale of assets	—	(3)
Other	(47)	—
Changes in assets and liabilities -
Restricted cash	252	(676)
Accounts receivable	(4,452)	(9,197)
Prepaid expenses and other current assets	(1,544)	(1,453)
Other assets	(853)	(324)
Accounts payable and accrued liabilities	(1,485)	2,996
Deferred revenue	1,767	1,334
Income taxes	192	(207)
Other liabilities	(95)	(1,089)
Net cash used in operating activities — discontinued operations	(68)	—
Net cash provided by (used in) operating activities	1,503	(854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,016)	(625)
Cash paid for investments, net of distributions	(250)	(10)
Other	—	(182)
Net cash used in investing activities — discontinued operations	(807)	—
Net cash used in investing activities	(2,073)	(817)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2013	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(6,983)	(6,085)
Proceeds from long-term debt	5,000	9,000
Debt-related costs	(79)	(843)
Payments of dividends and distributions to noncontrolling interests	(957)	(1,649)
Proceeds from the exercise of stock options	59	237
Purchase of preferred stock	(83)	—
Settlement of tax withholding obligations on stock issued to employees	(133)	(1,424)
Net cash used in financing activities	(3,176)	(764)
Effect of exchange rates on cash and cash equivalents	(30)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(3,776)	(2,435)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,735	5,304
End of period	$4,959	$2,869
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,699	$1,370
(Refund from) cash paid for income taxes, net	(666)	278
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	842	3,862

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2014
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2014. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Emmis at May 31, 2014, and the results of its operations and cash flows for the three-month periods ended May 31, 2013 and 2014.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2013 and 2014 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”).
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	May 31, 2013			May 31, 2014
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$3,725	41,174	$0.09	$956	42,093	$0.02
Impact of equity awards	—	2,043	—	—	2,988	—
Impact of conversion of preferred stock into common stock	(249)	2,287	—	—	2,266	—
Diluted net income per common share:
Net income available to common shareholders	$3,476	45,504	$0.08	$956	47,347	$0.02

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended May 31,
	2013	2014
	(shares in 000’s )
Equity awards	2,399	974
Antidilutive common share equivalents	2,399	974

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
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gives Emmis the right to program and sell advertising for the two New York stations. Emmis pays YMF $1.3 million per month and reimburses YMF for certain monthly expenses through the first closing of the acquisition of the stations. After the first closing, the LMA continues in effect until the 2nd closing at a reduced monthly fee of approximately $0.7 million. During the three months ended May 31, 2014, Emmis recorded $3.8 million of LMA fee expense. See Note 11 for more discussion of the Company's purchase of WBLS-FM and WLIB-AM from YMF.
On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024. Emmis retains ownership and control of the Station, including the related FCC license during the term of the LMA and is scheduled to receive an annual fee until the LMA’s termination. LMA fee revenue is recorded on a straight-line basis over the term of the LMA.
The following table summarizes certain operating results of 98.7FM for all periods presented. 98.7FM is a part of our radio segment.

	For the three months ended May 31,
	2013	2014
Net revenues	$2,583	$2,583
Station operating expenses, excluding depreciation and amortization expense	256	224
Interest expense	870	828

Assets and liabilities of 98.7FM as of February 28, 2014 and May 31, 2014 were as follows:

	As of February 28,	As of May 31,
	2014	2014
Current assets:
Restricted cash	$1,407	$1,171
Prepaid expenses	614	600
Total current assets	2,021	1,771
Noncurrent assets:
Indefinite lived intangibles	60,525	60,525
Deferred debt issuance costs, net	2,759	2,693
Deposits and other	3,082	3,457
Total noncurrent assets	66,366	66,675
Total assets	$68,387	$68,446
Current liabilities:
Accounts payable and accrued expenses	$56	$48
Current maturities of long-term debt	4,541	4,649
Deferred revenue	728	753
Other current liabilities	256	252
Total current liabilities	5,581	5,702
Noncurrent liabilities:
Long-term debt, net of current portion	70,401	69,208
Other noncurrent liabilities	24	27
Total noncurrent liabilities	70,425	69,235
Total liabilities	$76,006	$74,937

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled 2.2 million and 2.9 million as of February 28, 2014 and May 31, 2014, respectively. The terms of our nonrecourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the nonrecourse notes and related agreements totaled $1.4 million and $1.2 million as of February 28, 2014 and May 31, 2014, respectively. In connection with the Company's agreement with Sprint/United Management Company (“Sprint”) discussed in Note 5, the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of February 28, 2014 and May 31, 2014 was $0.8 million and $1.7 million, respectively.

Recent Accounting Pronouncements
In June 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance was effective for the Company beginning March 1, 2014. The adoption of this guidance did not have any effect on the presentation of the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 28, 2018. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations or cash flows.
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2014 presentation. The reclassifications have no impact on net income previously reported.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2013 and 2014:

	Three Months Ended May 31,
	2013	2014
Risk-Free Interest Rate:	0.6%	1.2% - 1.3%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	115.9%	72.5% - 73.9%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2014, and stock option activity during the three months ended May 31, 2014 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	6,984,605	$3.74
Granted	215,000	3.24
Exercised (1)	533,044	0.52
Forfeited	10,000	0.70
Expired	986,610	17.45
Outstanding, end of period	5,669,951	1.65	7.1	$8,447
Exercisable, end of period	2,701,971	1.83	5.8	$4,356

(1)
Cash received from option exercises for the three months ended May 31, 2013 and 2014 was $0.1 million and $0.2 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the three months ended May 31, 2014 of $0.2 million. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2013.

The weighted average per share grant date fair value of options granted during the three months ended May 31, 2013 and 2014, was $0.77 and $1.84, respectively.
A summary of the Company’s nonvested options at May 31, 2014, and changes during the three months ended May 31, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,325,481	$0.98
Granted	215,000	1.84
Vested	562,501	0.94
Forfeited	10,000	0.57
Nonvested, end of period	2,967,980	1.05
There were 3.6 million shares available for future grants under the Company’s various equity plans at May 31, 2014. The vesting dates of outstanding options at May 31, 2014 range from July 2014 to July 2017, and expiration dates range from March 2015 to May 2024.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2014, and restricted stock activity during the three months ended May 31, 2014 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	590,544	$1.79
Granted	1,205,848	3.33
Vested (restriction lapsed)	1,150,848	3.12
Grants outstanding, end of period	645,544	2.30

The total grant date fair value of shares vested during the three months ended May 31, 2013 and 2014, was $0.4 million and $3.6 million, respectively.
Preferred Stock and the 2012 Retention Plan
On April 2, 2012, the shareholders of the Company approved the 2012 Retention Plan and Trust Agreement (the “Trust” or the “2012 Retention Plan”) at a special meeting of shareholders. The Company contributed 400,000 shares of its Preferred Stock to the Trust in connection with the approval of the 2012 Retention Plan. Awards granted under the 2012 Retention Plan entitled the participants to receive a distribution two years from the date of shareholder approval of the plan, provided the participant was an employee upon inception of the plan and remained an employee through the vesting date. The Trustee of the plan was Jeffrey H. Smulyan, our Chairman of the Board, President and Chief Executive Officer.
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $0.2 million and $0.4 million of compensation expense related to the 2012 Retention Plan during the three months ended May 31, 2013 and 2014, respectively. The issuance and vesting of these shares is reflected in the restricted stock table above.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company during the three ended May 31, 2013 and 2014:

	Three Months Ended May 31,
	2013	2014
Station operating expenses	$253	$402
Corporate expenses	410	546
Stock-based compensation expense included in operating expenses	663	948
Tax benefit	—	331
Recognized stock-based compensation expense, net of tax	$663	$617

As of May 31, 2014, there was $2.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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
The carrying amounts of the Company’s FCC licenses were $150.6 million as of February 28, 2014 and May 31, 2014. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present the Company will perform an interim impairment test. During the quarter ended May 31, 2014, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2014, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
As of February 28, 2014 and May 31, 2014, the carrying amount of the Company’s goodwill was $12.6 million. Approximately $4.6 million of our goodwill was attributable to our radio division as of February 28, 2014 and May 31, 2014. Approximately $8.0 million of our goodwill was attributable to our publishing division as of February 28, 2014 and May 31, 2014.

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of trademarks which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The trademarks have a weighted average remaining useful life of 10.5 years. Amortization expense related to trademarks is expected to be less than $0.1 million in each of the next five successive fiscal years.

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2014 and May 31, 2014:

	February 28, 2014	May 31, 2014
2012 Credit Agreement debt :
Revolver	$—	$6,000
Term Loan	54,000	52,000
Total 2012 Credit Agreement debt	54,000	58,000
98.7FM nonrecourse debt	74,942	73,857
Current maturities	(12,541)	(12,649)
Unamortized original issue discount	(1,475)	(1,378)
Total long-term debt	$114,926	$117,830

2012 Credit Agreement Debt and Related Amendments
On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit. On June 10, 2014, Emmis entered into a new Credit Agreement (the "2014 Credit Agreement"). In connection with the execution of the 2014 Credit Agreement, the 2012 Credit Agreement was terminated effective June 10, 2014, and all amounts outstanding under that agreement were paid in full. See Note 11 for more discussion of the 2014 Credit Agreement.

On August 9, 2013, Emmis entered into the First Amendment to Credit Agreement, Security Agreement and Subsidiary Guarantee (“First Amendment”) which allowed for the formation of NextRadio LLC, a wholly-owned subsidiary of Emmis, as an excluded subsidiary under the Credit Agreement and facilitated the transactions contemplated by the agreement with Sprint/

United Management Company dated August 9, 2013. No financial covenants were impacted by the First Amendment and total costs were less than $0.1 million.

On May 6, 2014, Emmis entered into the Second Amendment to Credit Agreement and Limited Consent (“Second Amendment”) which permitted Emmis to acquire majority control of Digonex Technologies, Inc. ("Digonex") for total consideration not to exceed $6.0 million. In addition, the Second Amendment permits the exclusion of certain transaction-related costs associated with the acquisition of WBLS-FM and WLIB-AM in an aggregate amount not in excess of $1.25 million. No financial covenants were impacted by the Second Amendment and total costs were less than $0.1 million. See Note 11 for more discussion of the acquisition of Digonex and the acquisition of WBLS-FM and WLIB-AM.

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

Note 5. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2015 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2015.

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

Cash Flow Hedges of Interest Rate Risk
The Company utilizes interest rate derivatives to add stability to cash payments for interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its 2012 Credit Agreement, the Company was required to fix or cap the interest rate on at least 50% of its Term Loan exposure for a two-year period ending December 28, 2014.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months ended May 31, 2013 and 2014. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2015, less than $0.1 million will be reclassified as an increase to interest expense.
In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the

Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). This agreement was the Company’s only interest rate derivative designated as a cash flow hedge of interest rate risk outstanding as of May 31, 2014. In connection with the Company's termination and repayment of its 2012 Credit Agreement on June 10, 2014, our interest rate exchange agreement was settled and terminated. See Note 11 for more discussion of our new credit facility.
The Company does not generally use derivatives for trading or speculative purposes.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the balance sheet as of February 28, 2014 and May 31, 2014. The accumulated other comprehensive loss balance related to our derivative instrument at May 31, 2014 was approximately $0.1 million. The fair value of the derivative instrument was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on May 31, 2014, if the agreement was transferred to another party or canceled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the three months ended May 31, 2014, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments Liability Derivatives
	As of February 28, 2014		As of May 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	Other Current Liabilities	94	Other Current Liabilities	78
Total derivatives designated as hedging instruments		$94		$78

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended May 31, 2013 and 2014.

	For the Three Months Ended May 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2014		2013	2014		2013	2014
Interest Rate Swap Agreement	$22	$(18)	Interest expense	$(22)	$(27)	N/A	$—	$—
Total	$22	$(18)		$(22)	$(27)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to its interest rate swap is Fifth Third Bank.
In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. As of May 31, 2014, this CVA was immaterial to the fair value of our derivative instrument.
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
As of May 31, 2014, the Company has not posted any collateral related to the interest rate swap agreement.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2014 and May 31, 2014. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,750	$6,750
Total assets measured at fair value on a recurring basis	$—	$—	$6,750	$6,750
Interest rate swap agreement	$—	$78	$—	$78
Total liabilities measured at fair value on a recurring basis	$—	$78	$—	$78

	As of February 28, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,750	$6,750
Total assets measured at fair value on a recurring basis	$—	$—	$6,750	$6,750
Share-based compensation arrangement	$714	$—	$—	$714
Interest rate swap agreement	—	94	—	94
Total liabilities measured at fair value on a recurring basis	$714	$94	$—	$808

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of companies that are not traded in active markets. The investments are recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our preferred stock investments is determined by using implied valuations of recent rounds of financing and by other corroborating evidence, including the application of various valuation methodologies including option-pricing and discounted cash flow based models. Our available for sale securities are included in other noncurrent assets in the accompanying condensed consolidated balance sheets.

Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that was observable based upon a forward interest rate curve and is therefore considered a level 2 measurement.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ended May 31,
	2013	2014
	Available For Sale Securities	Available For Sale Securities
Beginning Balance	$6,500	$6,750
Purchases	250	—
Ending Balance	$6,750	$6,750

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
The following methods and assumptions were used to estimate the fair value of financial instruments:
- Cash and cash equivalents: The carrying amount of these assets approximates fair value because of the short maturity of these instruments.
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
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2014, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended May 31, 2014	Radio	Publishing	Corporate	Consolidated
Net revenues	$45,046	$14,678	$—	$59,724
Station operating expenses excluding LMA fees and depreciation and amortization expense	27,986	14,940	—	42,926
Corporate expenses excluding depreciation and amortization expense	—	—	4,890	4,890
LMA fees	3,825	—	—	3,825
Hungary license litigation and related expenses	92	—	—	92
Depreciation and amortization	670	57	626	1,353
Gain on sale of fixed assets	(3)	—	—	(3)
Operating income (loss)	$12,476	$(319)	$(5,516)	$6,641

Three Months Ended May 31, 2013	Radio	Publishing	Corporate	Consolidated
Net revenues	$36,926	$13,660	$—	$50,586
Station operating expenses excluding depreciation and amortization expense	22,911	14,801	—	37,712
Corporate expenses excluding depreciation and amortization expense	—	—	4,400	4,400
Hungary license litigation and related expenses	252	—	—	252
Depreciation and amortization	594	62	520	1,176
(Gain) loss on sale of fixed assets	—	—	—	—
Operating income (loss)	$13,169	$(1,203)	$(4,920)	$7,046

		As of February 28, 2014
	Radio	Publishing	Corporate	Consolidated
Total assets	$211,281	$21,809	$32,258	$265,348

		As of May 31, 2014
	Radio	Publishing	Corporate	Consolidated
Total assets	$222,144	$20,216	$32,202	$274,562

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

Note 10. Income Taxes
Tax Rate For The Three Months Ended May 31, 2014
The effective income tax rate was 47% for the three months ended May 31, 2014. Our effective tax rate was higher than our estimated annual effective tax rate as a discrete expense of $0.9 million was recorded during the quarter. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA on our income apportionments.
Tax Rate For The Three Months Ended May 31, 2013
The effective income tax rate was 3% for the three months ended May 31, 2013. During the three months ended May 31, 2013, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards.

Note 11. Subsequent Events

The 2014 Credit Agreement
On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.
The 2014 Credit Agreement includes a senior secured term loan facility (the “Term Loan”) of $185.0 million and a senior secured revolving credit facility of $20.0 million, and contains provisions for an uncommitted increase of up to $20.0 million principal amount (plus additional amounts so long as a pro forma total net senior secured leverage ratio condition is met) of the revolving credit facility and/or the Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $5.0 million of letters of credit. Pursuant to the 2014 Credit Agreement, the Borrower borrowed $185.0 million of the Term Loan on June 10, 2014; $109.0 million was disbursed to the Borrower (the “Initial Proceeds”) and the remaining $76.0 million was funded into escrow (the “Subsequent Acquisition Proceeds”).
The Initial Proceeds, coupled with $13.0 million of revolving credit facility borrowings, were used by the Borrower on June 10, 2014 to repay all amounts outstanding under the 2012 Credit Agreement, to make a $55.0 million initial payment associated with our acquisition of WBLS-FM and WLIB-AM and to pay fees and expenses. The Subsequent Acquisition Proceeds are expected to be used to make the final $76.0 million payment related to the acquisition of WBLS-FM and WLIB-AM. If the Subsequent Acquisition Proceeds are not fully used by February 17, 2015, they will be used to repay the Term Loan.
The Term Loan is due not later than June 10, 2021 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing March 31, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the revolving credit facility. The Term Loan and amounts borrowed under the revolving credit facility bear interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
Borrowing under the revolving credit facility depends upon continued compliance with certain operating covenants and financial ratios, including leverage and interest coverage as specifically defined. The operating and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock, acquisitions and asset sales. The 2014 Credit Agreement includes certain financial and non-financial covenants. If the 2014 Credit Agreement had been in place on May 31, 2014, Emmis would have been in compliance with these covenants as of May 31, 2014.

Acquisition of WBLS-FM and WLIB-AM
On February 11, 2014, Emmis entered into a Purchase and Sale Agreement with YMF, pursuant to which Emmis agreed to purchase the assets of radio stations WBLS-FM and WLIB-AM in New York (collectively, the “Stations”) for $131 million. Emmis believes that its competitive position in the New York market is enhanced by pairing the Stations with its existing radio station in New York, WQHT-FM. The transaction will close in two separate closings. The first closing occurred June 10, 2014 after receipt of the FCC’s consent to the assignment to Emmis of the Stations’ FCC licenses, and involved YMF transferring the Stations’ assets to Emmis and Emmis (i) transferring the Stations’ assets to newly-formed subsidiaries of Emmis, (ii) paying YMF $55.0 million of the purchase price and (iii) transferring to YMF a 49.9% noncontrolling ownership interest in the Emmis subsidiaries that own the Stations’ assets. The second closing is scheduled to occur on or about February 15, 2015, and will involve the payment of the $76.0 million balance of the purchase price to YMF in exchange for the transfer to Emmis of YMF’s interest in the Emmis subsidiaries that own the Stations’ assets. There are no material contingencies involved in the second closing.
From June 10, 2014 to the second closing in February 2015, YMF is entitled to receive a monthly LMA payment of $0.74 million, which represents the only distribution YMF will receive from the newly-formed subsidiaries of Emmis that hold the Stations’ assets.
Since Emmis programmed and sold the advertising of the Stations pursuant to an LMA effective March 1, 2014, the revenues and expenses of the Stations are included in our reported results for the three months ended May 31, 2014. For the three months ended May 31, 2013, the Stations reported approximately $8.0 million of net revenues, $4.1 million of station operating expenses, excluding depreciation and amortization expense, and approximately $0.2 million of depreciation and amortization expense.
Emmis is currently evaluating the purchase price allocation for the acquisition of the Stations. Emmis expects that a small portion of the purchase price will relate to tangible assets and substantially all of the purchase price will be allocated to intangible assets, notably FCC licenses and goodwill. Emmis estimates that approximately $70 million of the purchase price will be assigned to FCC licenses, with the majority of the remainder of the purchase price assigned to goodwill.

Acquisition of Digonex Technologies, Inc.
On June 16, 2014, Emmis invested $3 million in Digonex, an Indiana corporation that provides dynamic pricing solutions to customers in various industries. The investment made Digonex a subsidiary of Emmis and resulted in the inclusion of approximately $6.9 million in existing Digonex third party debt in the consolidated financial statements of Emmis. This debt is non-recourse to Emmis and its other subsidiaries. Emmis’ initial investment of $3 million results in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. Emmis expects to make an additional investment of approximately $2 million during its quarter ended August 31, 2014. Upon completion of the two investments, Emmis expects to hold rights that are convertible into at least 66% of the common equity of Digonex.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2014. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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
The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2013 and 2014. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues generated by the websites of our entities and barter.

	Three Months Ended May 31,
	2013	% of Total	2014	% of Total

Net revenues:
Local	$28,837	57.0%	$35,153	58.9%
National	7,854	15.5%	9,031	15.1%
Political	208	0.4%	508	0.9%
Publication Sales	1,564	3.1%	1,512	2.5%
Non Traditional	3,373	6.7%	3,879	6.5%
LMA Fees	2,583	5.1%	2,583	4.3%
Interactive	2,750	5.4%	3,212	5.4%
Other	3,417	6.8%	3,846	6.4%
Total net revenues	$50,586		$59,724

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2014, local sales, excluding political revenues, represented approximately 82% and 70% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 63% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2013 and 2014, respectively. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2013 and 2014, representing approximately 12% and 13% of our radio net revenues, respectively.
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
KNOWN TRENDS AND UNCERTAINTIES
Although advertising revenues have stabilized following the 2008 economic recession, radio revenue growth remains challenged. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, internet radio, and digital audio sales has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio® smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio app. During the quarter ended May 31, 2014, Emmis funded $0.1 million of NextRadio's third quarterly installment, which was expensed during the three months ended May 31, 2014. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio app on FM-enabled devices on other wireless networks. Through May 31, 2014, the NextRadio app had not generated a material amount of revenue. The radio industry continues to work with other leading United States network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
Emmis granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. During the three months ended May 31, 2014, KPWR-FM in Los Angeles experienced revenue growth that was better than its overall market, but revenue growth for our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, slightly lagged its overall market growth. Our addition of WBLS-FM and WLIB-AM under an LMA on March 1, 2014 in New York enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. On June 10, 2014 the Company completed the first closing of its acquisition of substantially all of the assets, business, properties and rights of WBLS-FM and WLIB-AM. See Note 11 to our condensed consolidated financial statements for more discussion.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2014, we have recorded approximately $163.2 million in goodwill and FCC licenses, which represents approximately 59% of our total assets.
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

Results of Operations for the Three-month Periods Ended May 31, 2014, Compared to May 31, 2013
Net revenues:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Net revenues:
Radio	$36,926	$45,046	$8,120	22.0%
Publishing	13,660	14,678	1,018	7.5%
Total net revenues	$50,586	$59,724	$9,138	18.1%

Radio net revenues increased during the three-month period ended May 31, 2014 mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014. Revenues of WBLS-FM and WLIB-AM for the three months ended May 31, 2014 were $7.3 million. Excluding revenues of WBLS-FM and WLIB-AM, radio net revenues would have increased $0.9 million or 2.3%.
We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our domestic radio markets decreased 5.5% for the three-month period ended May 31, 2014 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan and including WBLS-FM and WLIB-AM in both the current and prior year, increased 1.6% for the three-month period ended May 31, 2014 as compared to the same period of the prior year. For the three-month period ended May 31, 2014, our gross revenues exceeded the market average in all of our markets except New York. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the three-month period ended May 31, 2014 as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 2.3%, and our minutes sold were down 1%.
Publishing net revenues increased during the three-month period ended May 31, 2014 as our investments in our sales teams have helped us accelerate revenue growth at our magazines. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$22,911	$27,986	$5,075	22.2%
Publishing	14,801	14,940	139	0.9%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$37,712	$42,926	$5,214	13.8%

The increase in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the three months ended May 31, 2014 was mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014. Station operating expenses excluding LMA fees and depreciation and amortization expense of WBLS-FM and WLIB-AM for the three months ended May 31, 2014 were $3.5 million. Excluding WBLS-FM and WLIB-AM, station operating expenses excluding LMA fees and depreciation and amortization expense would have increased $1.6 million or 6.9%. This increase is due to higher music license fees as a credit recognized in the prior year related to an industry settlement was nonrecurring, as well as additional costs associated with our smartphone application, and additional event-related promotional costs.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the three months ended May 31, 2014 mostly due to higher sales-related costs.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Corporate expenses excluding depreciation and amortization expense	$4,400	$4,890	$490	11.1%

Corporate expenses excluding depreciation and amortization expense increased during the three months ended May 31, 2014 due to supplemental bonuses awarded to our executive officers and certain other employees in May 2014.
LMA fees:

	For the Three Months Ended May 31,
	2013	2014	$ Change

LMA fees	$—	$3,825	$3,825

On February 11, 2014, Emmis and YMF entered into an LMA for WBLS-FM and WLIB-AM in New York. As discussed in Note 1 to the accompanying condensed consolidated financial statements, on March 1, 2014, Emmis began providing programming and selling advertising for the two stations. Under the terms of the LMA, Emmis pays $1.275 million per month 75 days in arrears to YMF for the right to program the station and sell advertising. The monthly LMA fee decreases to approximately $0.74 million after the first closing of the purchase of the stations, which occurred in June 2014. The reduced monthly LMA fee continues in effect until the second closing, which the Company expects to occur on our about February 15, 2015.
Hungary license litigation and related expenses:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Hungary license litigation and related expenses	$252	$92	$(160)	(63.5)%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believed that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. In April 2014, the ICSID arbitral tribunal ruled that ICSID did not have the jurisdiction to hear the merits of Emmis' claim. Our ongoing expenses related to the Hungary license litigation will be minimal unless the Company pursues its claims in another forum, which it is currently evaluating.

Depreciation and amortization:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Depreciation and amortization:
Radio	$594	$670	$76	12.8%
Publishing	62	57	(5)	(8.1)%
Corporate	520	626	106	20.4%
Total depreciation and amortization	$1,176	$1,353	$177	15.1%
The increase in depreciation and amortization for the three months ended May 31, 2014 is mostly due to new computer equipment and software placed into service subsequent to May 31, 2013.

Operating income:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Operating income:
Radio	$13,169	$12,476	$(693)	(5.3)%
Publishing	(1,203)	(319)	884	(73.5)%
Corporate	(4,920)	(5,516)	(596)	(12.1)%
Total operating income:	$7,046	$6,641	$(405)	(5.7)%

Radio operating income decreased in the three months ended May 31, 2014 principally due to expense growth as discussed in station operating expenses excluding LMA fees and depreciation expense as discussed above. Our expense growth was partially offset by a modest increase in net revenues. The LMA for WBLS-FM and WLIB-AM did not have a material impact on Radio operating income during the three months ended May 31, 2014 as the LMA fee prior to the first closing of our purchase of the stations negates most of the operating margin of the stations.
Publishing operating loss decreased in the three months ended May 31, 2014 mostly due to higher net revenues from an increase in the number of custom publications we produced during the period.
Corporate operating losses increased in the three months ended May 31, 2014 mostly due to a supplemental bonus paid during the three months ended May 31, 2014.
Interest expense:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Interest expense	$(1,921)	$(1,600)	$321	(16.7)%

Interest expense decreased due to lower long-term debt balances as compared to the prior year. The Company refinanced its debt subsequent to May 31, 2014 and expects quarterly interest expense for the remainder of fiscal 2015 to be higher than interest expense incurred for the three months ended May 31, 2014. The total amount borrowed under our 2014 Credit Agreement is substantially more than amounts that were outstanding at May 31, 2014. Additionally, the average borrowing rates in the 2014 Credit Agreement are higher than the 2012 Credit Agreement. See Note 11 to the accompanying condensed consolidated financial statements for more discussion.

Provision for income taxes:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Provision for income taxes	$175	$2,385	$2,210	(1,262.9)%
During the three months ended May 31, 2013, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards. Due to improved operating results, the Company determined that a valuation allowance was no longer appropriate, and reversed the valuation allowance as of February 28, 2014 on all net deferred tax assets except net operating loss carryforwards for states in which the Company no longer has a filing obligation.
Our effective income tax rate for the three months ended May 31, 2014 was 47%. We estimate that our fiscal 2015 annual effective tax rate, prior to any discrete items, will be approximately 35%. Our effective tax rate for the quarter ended May 31, 2014 was higher than our estimated annual effective tax rate as a discrete tax expense of $0.9 million was recorded during the quarter. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA on our income apportionments.
Consolidated net income:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Consolidated net income	$4,957	$2,667	$(2,290)	(46.2)%

Consolidated net income for the three months ended May 31, 2014 decreased mostly due to the change in our provision for income taxes previously discussed.

Gain on extinguishment of preferred stock:

	For the Three Months Ended May 31,
	2013	2014	$ Change	% Change

Gain on extinguishment of preferred stock	$249	$—	$(249)	N/A

During the three months ended May 31, 2013, the Company purchased 6,650 shares of its preferred stock for an average price of $12.50 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference of the acquisition price and the liquidation preference of $50 per share.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, strategic acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt.
At May 31, 2014, we had cash and cash equivalents of $2.9 million and net working capital of $12.7 million. At February 28, 2014, we had cash and cash equivalents of $5.3 million and net working capital of $4.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2014 and May 31, 2014 was $1.2 million.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.

Operating Activities
Cash used in operating activities was $0.9 million for the three months ended May 31, 2014 as compared to cash provided by operating activities of $1.5 million for the three months ended May 31, 2013. The decrease in cash provided by operating activities is mostly due to increased working capital needs as compared to prior year principally due to the commencement of the WBLS-FM and WLIB-AM LMA on March 1, 2014.
Investing Activities
Cash used in investing activities was $0.8 million and $2.1 million for the three months ended May 31, 2014 and 2013, respectively. Cash used in investing activities decreased as cash used in discontinued operations was nonrecurring, cash paid for investments was minimal during the three months ended May 31, 2014 and capital expenditures were down approximately $0.4 million versus prior year. We expect capital expenditures to be approximately $3.7 million in the current fiscal year, compared to $3.1 million in fiscal 2014. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $0.8 million and $3.2 million for the three months ended May 31, 2014 and 2013, respectively. Cash used in financing activities in the three months ended May 31, 2014 primarily relates to $1.6 million used to pay distributions to noncontrolling interests, $1.4 million to settle tax withholding obligations on stock issued to employees and $0.8 million of debt-related costs. Partially offsetting cash used in financing activities during the three months ended May 31, 2014 was net borrowings of $2.9 million. Cash used in financing activities in the three months ended May 31, 2013 primarily relates to the net debt repayments of $2.0 million and $1.0 million used to pay distributions to noncontrolling interests.
Subsequent to our refinancing on June 10, 2014, Emmis had $198.0 million of borrowings under the 2014 Credit Agreement, $73.5 million of non-recourse debt and $46.4 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement debt bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of June 10, 2014, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 5.7%.
Subsequent to our refinancing on June 10, 2014, the debt service requirements of Emmis over the next twelve-month period are expected to be $0.5 million for mandatory repayment of term notes under our 2014 Credit Agreement (mandatory amortization of the term loans does not commence until March 31, 2015) and $7.6 million related to our 98.7FM non-recourse debt ($4.6 million of principal repayments and $3.0 million of interest payments). The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. All amounts outstanding under our 2014 Credit Agreement debt bears interest at variable rates, thus interest under our 2014 Credit Agreement is not included in the debt service requirements previously discussed.
At July 1, 2014, we had $6.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. If the 2014 Credit Agreement had been in place on May 31, 2014, Emmis would have been in compliance with these covenants as of May 31, 2014. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
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

Interest Rates
We are exposed to market risk from changes in interest rates on amounts borrowed under the 2014 Credit Agreement. If the borrowing rates were to increase 1% above the current rates as of June 10, 2014, the date we entered into the 2014 Credit Agreement, our interest expense on (i) our term loans would increase $0.4 million on an annual basis as our Term Loan provides for a minimum LIBOR floor of 1.0%; and (ii) our revolver would increase by $0.2 million, assuming our entire revolver was outstanding as of June 10, 2014. Although not required by the 2014 Credit Agreement, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2014 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries

that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of various legal proceedings pending against the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended May 31, 2014, there were repurchases of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. Additionally, the Company exercised its repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust and repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. The following table provides information on our repurchases during the three months ended May 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2014 — March 31, 2014	56,648	$3.14	—	$—
April 1, 2014 — April 30, 2014	368,547	$3.38	—	$—
May 1, 2014 — May 31, 2014	—	N/A	—	$—
	425,195		—
Series A Non-Cumulative Convertible Preferred Stock
March 1, 2014 — March 31, 2014	—	N/A	—	$392,875
April 1, 2014 — April 30, 2014	400,000	N/A	400,000	$392,875
May 1, 2014 — May 31, 2014	—	N/A	—	$392,875
	400,000		400,000

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Second Amendment to Credit Agreement, Security Agreement and Subsidiary Agreement		10-K	2/28/2014	10.18	5/8/2014
10.2	Employment Agreement, effective as of March 1, 2014, by and between Emmis Operating Company and Richard F. Cummings++		10-K	2/28/2014	10.32	5/8/2014
10.3	Bonus Plan for the Fiscal Year Ending February 28, 2015++		8-K		Item 5.02	3/10/2014
10.4	Credit Agreement, dated as of June 10, 2014, by and among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	6/10/2014
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 9, 2014	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer