Form 10-Q
period 2014-08-31
EMMIS COMMUNICATIONS CORP
filed 2014-10-09
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 6, 2014, was:

38,807,873	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2014	2013	2014
NET REVENUES	$54,967	$61,824	$105,553	$121,548
OPERATING EXPENSES:
Station operating expenses excluding LMA fees of $0, $383, $0 and $4,208, and depreciation and amortization expense of $665, $945, $1,321 and $1,672, respectively	41,938	46,293	79,650	89,219
Corporate expenses excluding depreciation and amortization expense of $548, $646, $1,068 and $1,272, respectively	5,070	3,341	9,470	8,231
LMA fees	—	383	—	4,208
Hungary license litigation and related expenses	1,043	192	1,295	284
Depreciation and amortization	1,213	1,591	2,389	2,944
Gain on contract settlement	—	(2,500)	—	(2,500)
Gain on disposal of assets	(1)	—	(1)	(3)
Total operating expenses	49,263	49,300	92,803	102,383
OPERATING INCOME	5,704	12,524	12,750	19,165
OTHER EXPENSE:
Interest expense	(1,808)	(4,878)	(3,729)	(6,478)
Loss on debt extinguishment	—	(1,455)	—	(1,455)
Other income, net	33	168	40	179
Total other expense	(1,775)	(6,165)	(3,689)	(7,754)
INCOME BEFORE INCOME TAXES	3,929	6,359	9,061	11,411
PROVISION FOR INCOME TAXES	4	2,167	179	4,552
CONSOLIDATED NET INCOME	3,925	4,192	8,882	6,859
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,354	1,432	2,835	3,143
NET INCOME ATTRIBUTABLE TO THE COMPANY	2,571	2,760	6,047	3,716
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	76	—	325	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,647	$2,760	$6,372	$3,716

NET INCOME PER SHARE - BASIC	$0.06	$0.06	$0.15	$0.09
NET INCOME PER SHARE - DILUTED	$0.05	$0.06	$0.13	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,451	42,525	41,313	42,337
Diluted	46,937	47,544	46,361	47,479

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2014	2013	2014
CONSOLIDATED NET INCOME	$3,925	$4,192	$8,882	$6,859
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	4	90	48	99
Cumulative translation adjustment	22	—	(8)	—
COMPREHENSIVE INCOME	3,951	4,282	8,922	6,958
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,335	1,432	2,816	3,143
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,616	$2,850	$6,106	$3,815

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2014	August 31, 2014
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,304	$6,398
Restricted cash	2,239	77,903
Accounts receivable, net	31,000	40,328
Prepaid expenses	8,582	8,946
Other current assets	6,887	9,439
Total current assets	54,012	143,014
PROPERTY AND EQUIPMENT, NET	32,231	35,167
INTANGIBLE ASSETS (Note 4):
Indefinite-lived intangibles	150,558	219,577
Goodwill	12,639	74,337
Other intangibles, net	262	8,950
Total intangible assets	163,459	302,864
OTHER ASSETS, NET	15,646	17,100
Total assets	$265,348	$498,145

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2014	August 31, 2014
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,958	$8,476
Current maturities of long-term debt (Note 5)	12,541	5,687
Accrued salaries and commissions	8,552	6,976
Deferred revenue	11,506	11,525
Acquisition-related liability	—	79,525
Other current liabilities	7,693	6,719
Total current liabilities	49,250	118,908
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 5)	114,926	264,855
OTHER NONCURRENT LIABILITIES	8,021	7,792
DEFERRED INCOME TAXES	9,783	14,271
Total liabilities	181,980	405,826
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 37,267,123 shares at February 28, 2014 and 38,678,464 shares at August 31, 2014	373	387
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2014 and August 31, 2014	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2014 and August 31, 2014, respectively; authorized 2,875,000 shares; issued and outstanding 1,328,991 shares at February 28, 2014, which includes 400,000 shares in trust, and 928,991 shares at August 31, 2014	9	9
Additional paid-in capital	580,776	584,088
Accumulated deficit	(545,355)	(541,639)
Accumulated other comprehensive loss	(99)	—
Total shareholders’ equity	35,750	42,891
NONCONTROLLING INTERESTS	47,618	49,428
Total equity	83,368	92,319
Total liabilities and equity	$265,348	$498,145

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at February 28, 2014	37,267,123	$373	4,569,464	$46	928,991	$9	$580,776	$(545,355)	$(99)	$47,618	$83,368
Net income								3,716		3,143	6,859
Issuance of Common Stock to employees and officers	188,717	2					968				970
Exercise of stock options	615,323	6					292				298
Payments of dividends and distributions to noncontrolling interests										(2,530)	(2,530)
Distribution of 2012 Retention Trust Plan, net of taxes	607,301	6					2,052				2,058
Purchase of noncontrolling interest										1,197	1,197
Change in value of derivative instrument									99		99
Balance, August 31, 2014	38,678,464	$387	4,569,464	$46	928,991	$9	$584,088	$(541,639)	$—	$49,428	$92,319

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$8,882	$6,859
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Depreciation and amortization	2,389	2,944
Amortization of deferred financing costs, including original issue discount	450	514
Noncash accretion of acquisition-related liability	—	1,031
Loss on debt extinguishment	—	1,455
Provision for bad debts	338	392
Provision for deferred income taxes	1,288	4,443
Noncash compensation	3,082	1,531
Gain on sale of assets	(1)	(3)
Other	(75)	—
Changes in assets and liabilities -
Restricted cash	—	351
Accounts receivable	(6,880)	(9,719)
Prepaid expenses and other current assets	229	(2,831)
Other assets	(1,167)	(952)
Accounts payable and accrued liabilities	266	(2,575)
Deferred revenue	1,197	19
Income taxes	(322)	(152)
Other liabilities	294	462
Net cash used in operating activities — discontinued operations	(68)	—
Net cash provided by operating activities	9,902	3,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,857)	(1,675)
Cash paid for acquisitions	—	(57,544)
Change in acquisition-related restricted cash	—	(76,015)
Cash paid for investments, net of distributions	(220)	(33)
Other	1	(182)
Net cash used in investing activities — discontinued operations	(1,650)	—
Net cash used in investing activities	(3,726)	(135,449)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2013	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(12,015)	(66,720)
Proceeds from long-term debt	6,000	210,000
Debt-related costs	(137)	(6,844)
Payments of dividends and distributions to noncontrolling interests	(1,816)	(2,530)
Proceeds from the exercise of stock options	126	292
Purchase of preferred stock	(107)	—
Settlement of tax withholding obligations on stock issued to employees	(133)	(1,424)
Net cash (used in) provided by financing activities	(8,082)	132,774
Effect of exchange rates on cash and cash equivalents	(8)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,914)	1,094
CASH AND CASH EQUIVALENTS:
Beginning of period	8,735	5,304
End of period	$6,821	$6,398
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,285	$2,395
(Refund from) cash paid for income taxes, net	(804)	243
Noncash financing transactions-
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,307	4,444

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2014
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at August 31, 2014, and the results of its operations for the three-month and six-month periods ended August 31, 2013 and 2014, and cash flows for the six-month periods ended August 31, 2013 and 2014.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2013 and 2014 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”). The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	August 31, 2013			August 31, 2014
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$2,647	41,451	$0.06	$2,760	42,525	$0.06
Impact of equity awards	—	3,217		—	2,753
Impact of conversion of preferred stock into common stock	(76)	2,269		—	2,266
Diluted net income per common share:
Net income available to common shareholders from continuing operations	$2,571	46,937	$0.05	$2,760	47,544	$0.06

	Six Months Ended
	August 31, 2013			August 31, 2014
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$6,372	41,313	$0.15	$3,716	42,337	$0.09
Impact of equity awards	—	2,770	—	—	2,876	—
Impact of conversion of preferred stock into common stock	(325)	2,278	—	—	2,266	—
Diluted net income per common share:
Net income available to common shareholders	$6,047	46,361	$0.13	$3,716	47,479	$0.08

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2014	2013	2014
	(shares in 000’s )
Equity awards	1,929	1,730	1,980	1,385
Antidilutive common share equivalents	1,929	1,730	1,980	1,385

Local Programming and Marketing Agreement Fees
The Company from time to time enters into local programming and marketing agreements (“LMAs”) in connection with acquisitions or dispositions of radio stations, typically pending regulatory approval of transfer of the Federal Communications Commission ("FCC") licenses. Under the terms of these agreements, the acquiring company makes specified periodic payments to the holder of the FCC license in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The acquiring company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gave Emmis the right to program and sell advertising for the two New York stations. Emmis paid YMF $1.3 million per month and reimbursed YMF for certain monthly expenses through the first closing of the acquisition, which occurred on June 10, 2014. After the first closing, the LMA continues in effect until the second closing at a reduced monthly fee of approximately $0.7 million. During the three-month and six-month periods ended ended August 31, 2014, Emmis recorded $0.4 million and $4.2 million of LMA fee expense. See Note 2 for more discussion of the Company's purchase of WBLS-FM and WLIB-AM from YMF.
On April 26, 2012, Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc. for 98.7FM in New York (formerly WRKS-FM and now WEPN-FM, hereinafter referred to as “98.7FM”). The LMA for this station started on April 30, 2012 and will continue until August 31, 2024. Emmis retains ownership and control of the Station, including the related FCC license during the term of the LMA and is scheduled to receive an annual fee until the LMA’s termination. LMA fee revenue is recorded on a straight-line basis over the term of the LMA as a component of net revenues in our accompanying condensed consolidated statements of operations.

The following table summarizes certain operating results of 98.7FM for all periods presented. 98.7FM is a part of our radio segment.

	For the three months ended August 31,		For the six months ended August 31,
	2013	2014	2013	2014
	(amounts in 000's)
Net revenues	$2,583	$2,583	$5,166	$5,166
Station operating expenses, excluding depreciation and amortization expense	251	260	507	484
Interest expense	861	815	1,731	1,643
Assets and liabilities of 98.7FM as of February 28, 2014 and August 31, 2014 were as follows:

	As of February 28,	As of August 31,
	2014	2014
	(amounts in 000's)
Current assets:
Restricted cash	$1,407	$1,326
Prepaid expenses	614	630
Total current assets	2,021	1,956
Noncurrent assets:
Indefinite lived intangibles	60,525	60,525
Deferred debt issuance costs, net	2,759	2,626
Deposits and other	3,082	3,781
Total noncurrent assets	66,366	66,932
Total assets	$68,387	$68,888
Current liabilities:
Accounts payable and accrued expenses	$56	$26
Current maturities of long-term debt	4,541	4,762
Deferred revenue	728	753
Other current liabilities	256	248
Total current liabilities	5,581	5,789
Noncurrent liabilities:
Long-term debt, net of current portion	70,401	67,960
Other noncurrent liabilities	24	27
Total noncurrent liabilities	70,425	67,987
Total liabilities	$76,006	$73,776

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $2.2 million and $77.9 million as of February 28, 2014 and August 31, 2014, respectively.
As further discussed in Note 2, $76.0 million of the proceeds of the 2014 Credit Agreement will be used to fund the second closing of the Company's purchase of WBLS-FM and WLIB-AM. Because of the designated use for this cash, management has classified the $76.0 million as restricted as of August 31, 2014. If the second closing of the transaction does not occur on or before February 17, 2015, the $76.0 million will be used to repay 2014 Credit Agreement term loans.
The terms of our non-recourse notes and related agreements discussed in Note 5 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the non-recourse notes and related agreements totaled $1.4 million and $1.3 million as of February 28, 2014 and August 31, 2014, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of February 28, 2014 and August 31, 2014 was $0.8 million and $0.6 million, respectively.

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
In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to update the criteria for reporting discontinued operations and enhance related disclosures. Under the new guidance, only disposals that have a major effect through a strategic shift on an organization’s operations and financial results should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for the Company as of March 1, 2015. The Company expects that this new guidance will reduce the number of transactions that will qualify for reporting discontinued operations.
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
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2014 presentation. The reclassifications have no impact on net income previously reported.

Note 2. Business Combinations
WBLS-FM & WLIB-AM
On February 11, 2014, subsidiaries of Emmis entered into a Purchase and Sale Agreement with YMF, pursuant to which Emmis agreed to purchase the assets of New York radio stations WBLS-FM and WLIB-AM (collectively, the "Stations") for $131.0 million, subject to customary adjustments and prorations. The purchase of the Stations enhances the Company's scale in New York, the second largest market in the United States as measured by total radio revenues. Additionally, the Stations' adult urban and urban gospel formats complement the hip-hop format of our existing station in New York.
Upon approval of the transaction by the Federal Communications Commission, Emmis and YMF executed the first closing of the transaction on June 10, 2014, whereby YMF transferred the assets of the Stations to Emmis and Emmis paid YMF $55.0 million of cash and transferred to YMF Media New York a 49.9% ownership interest in the Emmis subsidiaries that own the Stations' assets. A second closing is scheduled to occur on or about February 15, 2015 and will involve the payment of the balance of the purchase price of $76.0 million to YMF in exchange for the transfer to Emmis of YMF Media New York's interest in the Emmis subsidiaries that own the Stations' assets.
On February 11, 2014, Emmis and YMF entered into an LMA for the Stations. On March 1, 2014, Emmis began providing programming and selling advertising for the Stations. Under the terms of the LMA, Emmis paid $1.275 million per month 75 days in arrears to YMF for the right to program the station and sell advertising. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the Stations on June 10, 2014. The ongoing, reduced monthly LMA fees were recognized as additional purchase price of the Stations on June 10, 2014.
Emmis gained control over the Stations effective with the first closing on June 10, 2014 and consolidated the Stations beginning on that date. YMF is entitled to the remaining purchase price of $76.0 million at the second closing and the $0.74 million monthly LMA fees until the second closing, but does not otherwise share in the income or loss of the Stations subsequent to the first closing.
On June 10, 2014, Emmis entered into a Credit Agreement, by and among the Company, Emmis Operating Company, a wholly owned subsidiary of the Company, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent (the "2014 Credit Agreement"). The 2014 Credit Agreement includes a senior secured term loan facility of $185.0 million and a senior secured revolving credit facility of $20.0 million. Pursuant to the 2014 Credit Agreement, the Company borrowed $185.0 million of the senior secured term loans on June 10, 2014; $109.0 million was disbursed to the Company and the remaining $76.0 million was funded into escrow. The proceeds from the term loan and additional funding from the revolving credit facility were used to fund the first closing of the acquisition described above, settle amounts due under the Company's former credit facility, and pay fees related to the issuance of the Credit Agreement. The $76.0 million of funds in escrow will be used to fund the second closing of the acquisition in February 2015. See Note 5 for more discussion of the 2014 Credit Agreement.
The following table summarizes the preliminary estimates of fair values of the identifiable assets acquired and liabilities assumed in the acquisition of the Stations as of June 10, 2014. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions until management's appraisals and estimates are finalized, which may result in adjustments to the preliminary values presented below.

Other current assets	$37
Property and equipment	4,054
Indefinite-lived intangibles	69,019
Goodwill	58,945
Other intangibles	2,469
Other current liabilities	(512)
Total purchase price, including assumed liabilities	$134,012

Cash paid at first closing on June 10, 2014	$55,000
Present value of second closing and LMA related liabilities	79,012
Total purchase price	$134,012
Goodwill is calculated as the excess of the purchase price over the net assets acquired. Management attributes the goodwill recognized in the acquisition of the Stations to the power of the existing WBLS-FM and WLIB-AM brands in the New York marketplace as well as the synergies and growth opportunities expected through the combination of the adult urban and urban gospel stations with the Company's existing hip-hop station. The $58.9 million of goodwill recognized in the transaction is included in our radio segment and is deductible for tax purposes.
The indefinite-lived intangible assets are comprised entirely of the Stations' FCC licenses. FCC broadcasting licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC broadcasting licenses have been renewed at or after the end of their respective periods, and we expect that these FCC broadcasting licenses will continue to be renewed in the future. Our indefinite-lived intangibles are not amortized.
Other intangibles consist of a customer list intangible asset of $0.3 million and a syndicated programming intangible asset of $2.2 million. The customer list intangible asset is being amortized over 3 years and the syndicated programming intangible asset is being amortized over 7 years, which is the remaining term of the programming agreement, including renewals which are at the option of the Company.
The results of operations of the Stations are largely included in the Company's results of operations for the six-month period ended August 31, 2014 as the Company began providing programming and selling advertising of the Stations on March 1, 2014 pursuant to an LMA. Net revenues and station operating expenses, excluding LMA fees and depreciation and amortization expense, of the Stations were $13.6 million and $7.1 million for the period March 1, 2014 through August 31, 2014. LMA fees were $4.2 million for the same period.
We incurred acquisition costs related to the Stations totaling $0.3 million and $0.6 million for the three months and six months ended August 31, 2014, respectively. Acquisition costs included in station operating expenses, excluding LMA fees and depreciation and amortization expense, in the accompanying condensed consolidated statements of operations were $0.3 million and $0.4 million for the three months and six months ended August 31, 2014, respectively. Acquisition costs included in corporate expenses, excluding depreciation and amortization expense, in the accompanying condensed consolidated statements of operations were less than $0.1 million and $0.2 million for the three months and six months ended August 31, 2014, respectively. Including acquisition costs incurred during the year ended February 28, 2014 of $0.9 million, cumulative acquisition costs related to the Stations were $1.5 million.
In connection with the first closing, Emmis and YMF executed an amendment to their Asset Purchase Agreement dated April 5, 2012 relating to Emmis' sale of the intellectual property of WRKS-FM. The amendment, executed on June 10, 2014, fixed all future earn-out payments YMF owed to Emmis pursuant to the April 5, 2012 Asset Purchase Agreement based upon the parties' estimate of the earn-out payments that would otherwise be owed to Emmis under this pre-existing contractual relationship. Emmis recognized a gain on settlement of the contract of $2.5 million, which is included in gain on contract settlement in the accompanying condensed consolidated statements of operations. During the three months ended August 31, 2014, Emmis collected $0.5 million of the fixed earn-out payments from YMF. The remaining $2.0 million due from YMF is reflected in other current assets in the accompanying condensed consolidated balance sheets and is to be paid by YMF during the current fiscal year.
The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of the Stations had occurred on March 1, 2013 (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2014	2013	2014
	(in 000’s, except per share data)
Net revenues	$62,912	$61,824	$120,703	$121,548
Net income attributable to common shareholders	$4,089	$2,615	$8,992	$4,974
Net income per common share attributable to common shareholders:
Basic	$0.10	$0.06	$0.22	$0.12
Diluted	$0.09	$0.06	$0.19	$0.10
As mentioned above and in Note 1, Emmis commenced an LMA on both WBLS-FM and WLIB-AM beginning on March 1, 2014. As Emmis programmed the stations and sold the related advertising, the majority of the results of operations for the two stations are included in Emmis' historical results for these 2014 periods. Certain adjustments were made for the three-month and six-month periods ended August 31, 2014 to reflect the elimination of the LMA fee and other purchase accounting adjustments. The pro forma financial information for the three-month and six-month periods ended August 31, 2013 has been prepared by combining our historical results and the historical results of WBLS-FM and WLIB-AM and further reflects the effect of purchase accounting adjustments. This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the acquisition of the two radio stations occurred on March 1, 2013, or that may result in the future.
Acquisition of a controlling interest in Digonex Technologies, Inc.
On June 16, 2014, Emmis invested $3.0 million in Digonex Technologies, Inc ("Digonex"), an Indiana corporation that provides dynamic pricing solutions to customers in various industries. Emmis believes that its acquisition of Digonex gives it entry into the growing dynamic pricing marketplace which can serve a diverse clientèle, and can possibly help Emmis with yields on its own advertising inventory and special events. Emmis’ initial investment of $3.0 million ($1.0 million in Digonex Preferred Stock and $2.0 million in the form of convertible debt) resulted in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. In August 2014, subsequent to the consolidation of Digonex, Emmis contributed an additional $2.0 million to Digonex in the form of convertible debt, which resulted in Emmis owning rights that are convertible into at least 66% of the common equity of Digonex. As Emmis controlled the board of directors of Digonex as of its initial investment on June 16, 2014, Emmis began consolidating the results of Digonex as of that date.
Digonex reports on a calendar year ending December 31, which Emmis consolidates into its fiscal year ending February 28(29). Results of operations of Digonex for the period June 16, 2014 to June 30, 2014, which Emmis consolidates into its results of operations for the period ended August 31, 2014 were insignificant.
The following table summarizes the preliminary estimates of fair values of the identifiable assets acquired and liabilities assumed in the acquisition of Digonex as of June 16, 2014. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions until management's appraisals and estimates are finalized, which may result in adjustments to the preliminary values presented below.

Cash	$456
Other current and noncurrent assets	10
Goodwill	2,752
Other intangibles	6,180
Accounts payable and accrued expenses	(462)
Other current liabilities and noncurrent liabilities	(550)
Long-term debt	(4,189)
Noncontrolling interests	(1,197)
Total purchase price, including assumed liabilities	3,000
Less: Cash acquired	(456)
Total purchase price, net of cash acquired	$2,544
The goodwill recognized in the acquisition of Digonex is attributable to the assembled workforce and existing business processes. The $2.8 million of goodwill recognized in the transaction is included in our corporate and emerging technologies segment and is not deductible for tax purposes.
Other intangibles consist of patents of $5.2 million, a customer list intangible asset of $0.7 million and trademarks of $0.3 million. The patents are being amortized over 7 years, the customer list intangible asset is being amortized over 3 years and the trademarks are being amortized over 15 years.

Note 3. Share Based Payments
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2013 and 2014:

	Six Months Ended August 31,
	2013	2014
Risk-Free Interest Rate:	0.6% - 1.3%	1.2% - 1.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	108.9% - 115.9%	71.8% - 73.9%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2014, and stock option activity during the six months ended August 31, 2014 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	6,984,605	$3.74
Granted	561,219	2.91
Exercised (1)	617,706	0.54
Forfeited	25,000	0.70
Expired	986,610	17.45
Outstanding, end of period	5,916,508	1.72	7.1	$7,180
Exercisable, end of period	2,649,017	1.87	5.6	$3,666

(1)
Cash received from option exercises for the six months ended August 31, 2013 and 2014 was $0.1 million and $0.3 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the six months ended August 31, 2014 of $0.1 million. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2013.

The weighted average per share grant date fair value of options granted during the six months ended August 31, 2013 and 2014, was $1.36 and $1.64, respectively.
A summary of the Company’s nonvested options at August 31, 2014, and changes during the six months ended August 31, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,325,481	$0.98
Granted	561,219	1.64
Vested	594,209	0.96
Forfeited	25,000	0.57
Nonvested, end of period	3,267,491	1.10
There were 3.2 million shares available for future grants under the Company’s various equity plans at August 31, 2014. The vesting dates of outstanding options at August 31, 2014 range from November 2014 to March 2018, and expiration dates range from March 2015 to July 2024.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2014, and restricted stock activity during the six months ended August 31, 2014 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	590,544	$1.79
Granted	1,221,213	3.33
Vested (restriction lapsed)	1,170,603	3.09
Grants outstanding, end of period	641,154	2.33

The total grant date fair value of shares vested during the six months ended August 31, 2013 and 2014, was $0.4 million and $3.6 million, respectively.

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
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $1.5 million and $0.4 million of compensation expense related to the 2012 Retention Plan during the six months ended August 31, 2013 and 2014, respectively. The issuance and vesting of these shares is reflected in the restricted stock table above.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company during the three and six months ended August 31, 2013 and 2014:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2014	2013	2014
Station operating expenses	$1,213	$68	$1,466	$470
Corporate expenses	1,206	515	1,616	1,061
Stock-based compensation expense included in operating expenses	2,419	583	3,082	1,531
Tax benefit	—	(190)	—	(521)
Recognized stock-based compensation expense, net of tax	$2,419	$393	$3,082	$1,010

As of August 31, 2014, there was $2.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 4. Intangible Assets and Goodwill
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
The carrying amounts of the Company’s FCC licenses were $150.6 million and $219.6 million as of February 28, 2014 and August 31, 2014, respectively. The increase in FCC licenses is attributable to the purchase of WBLS-FM and WLIB-AM as further discussed in Note 2. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended August 31, 2014, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2014, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
The following table summarizes the Company's goodwill by segment as of February 28, 2014 and August 31, 2014. The increase to Radio goodwill is a result of the Company's acquisition of WBLS-FM and WLIB-AM. The increase to Corporate & Emerging Technologies goodwill is a result of the Company's acquisition of a controlling interest in Digonex. See Note 2 for more discussion of the Company's acquisitions.

	As of February 28,	As of August 31,
	2014	2014
Radio	$4,603	$63,549
Publishing	8,036	8,036
Corporate & Emerging Technologies	—	2,752
Total Goodwill	$12,639	$74,337

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of patents, customer lists, trademarks and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2014 and August

31, 2014:

		As of February 28, 2014			As of August 31, 2014
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	12.6	$810	$548	$262	$1,240	$514	$726
Patents	7.0	—	—	—	5,180	31	5,149
Customer list	2.9	—	—	—	1,015	36	979
Programming agreement	7.1	—	—	—	2,154	58	2,096
TOTAL		$810	$548	$262	$9,589	$639	$8,950
Total amortization expense from definite-lived intangibles for the three-month and six-month periods ended August 31, 2013 was less than $0.1 million. Total amortization expense from definite-lived intangibles for the three-month and six-month periods ended August 31, 2014 was $0.1 million. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2015	920
2016	1,514
2017	1,514
2018	1,255
2019	1,076

Note 5. Long-term Debt
Long-term debt was comprised of the following at February 28, 2014 and August 31, 2014:

	February 28, 2014	August 31, 2014
2012 Credit Agreement debt :
Revolver	$—	$—
Term Loan	54,000	—
Total 2012 Credit Agreement debt	54,000	—

2014 Credit Agreement debt :
Revolver	—	14,500
Term Loan	—	185,000
Total 2014 Credit Agreement debt	—	199,500

98.7FM non-recourse debt	74,942	72,722
Digonex non-recourse debt (1)	—	4,201
Less: Current maturities	(12,541)	(5,687)
Less: Unamortized original issue discount of Credit Agreement debt	(1,475)	(5,881)
Total long-term debt	$114,926	$264,855

(1) The face value of Digonex non-recourse debt is $6.2 million

2012 Credit Agreement
On December 28, 2012, Emmis Operating Company (“EOC”), a wholly owned subsidiary of Emmis, entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit. On June 10, 2014, Emmis entered into the 2014 Credit Agreement. In connection with the execution of the 2014 Credit Agreement, the 2012 Credit Agreement was terminated effective June 10, 2014, and all amounts outstanding under that agreement were paid in full. During the three months ended August 31, 2014, the Company recorded a loss on debt extinguishment of $1.5 million related to the termination of the 2012 Credit Agreement.

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
The Initial Proceeds, coupled with $13.0 million of revolving credit facility borrowings, were used by the Borrower on June 10, 2014 to repay all amounts outstanding under the 2012 Credit Agreement, to make a $55.0 million initial payment associated with our acquisition of WBLS-FM and WLIB-AM, and to pay fees and expenses. The Subsequent Acquisition Proceeds are expected to be used to make the final $76.0 million payment related to the acquisition of WBLS-FM and WLIB-AM. If the Subsequent Acquisition Proceeds are not fully used by February 17, 2015, they will be used to repay the Term Loan.
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
Approximately$1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $5.9 million as of August 31, 2014, is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
We were in compliance with all financial and non-financial covenants as of August 31, 2014. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of August 31, 2014 were as follows:

As of August 31, 2014
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	5.25 : 1.00	4.20 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.61 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo

Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%.
Digonex Non-recourse Debt
Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex (see Note 2). The notes payable, some of which are secured by the assets of Digonex, are non-recourse to the rest of the Company and its subsidiaries. The notes payable mature on December 31, 2017 and accrue interest at 5.0% per annum. Interest is due at maturity. The face value of the notes payable is $6.2 million. The company is accreting the difference between this face value and the $4.2 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable.
Based on amounts outstanding at August 31, 2014, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2015	$—	$—	$2,321	$—	$2,321
2016	—	1,850	4,990	—	6,840
2017	—	1,850	5,453	6,199	13,502
2018	—	1,850	6,039	—	7,889
2019	14,500	1,850	6,587	—	22,937
Thereafter	—	177,600	47,332	—	224,932
Total	$14,500	$185,000	$72,722	$6,199	$278,421

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

Cash Flow Hedges of Interest Rate Risk
The Company utilizes interest rate derivatives to add stability to cash payments for interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under the terms of its 2012 Credit Agreement, the Company was required to fix or cap the interest rate on at least 50% of its Term Loan exposure for a two-year period ending December 28, 2014. Under the terms of its 2014 Credit Agreement, no such requirement exists. See Note 5 for more discussion of our new credit facility.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company’s interest rate derivatives are used to hedge the interest payment cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three or six months ended August 31, 2013 and 2014. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal 2015, less than $0.1 million was reclassified as an increase to interest expense.
In February 2013, the Company entered into a two-year interest rate exchange agreement (a “Swap”), whereby the Company pays a fixed rate of 0.42% on $40 million of notional principal to Fifth Third Bank, and Fifth Third Bank pays to the Company a variable rate on the same amount of notional principal based on the one-month London Interbank Offered Rate (“LIBOR”). In connection with the Company's termination and repayment of its 2012 Credit Agreement on June 10, 2014, our interest rate exchange agreement was settled and terminated. Consequently, as of August 31, 2014, the Company had no interest rate exchange agreements outstanding.
The Company does not generally use derivatives for trading or speculative purposes.
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the balance sheet as of February 28, 2014 and August 31, 2014. The fair value of the derivative instrument was estimated by obtaining quotations from the financial institution that was the counterparty to the instrument. The fair value was an estimate of the net amount that the Company would have been required to pay on the applicable date, assuming the agreement was transferred to another party or canceled by the Company, as further adjusted by a credit adjustment required by ASC Topic 820, Fair Value Measurements and Disclosures, as discussed below. For the six months ended August 31, 2014, this credit adjustment was immaterial.

	Tabular Disclosure of Fair Values of Derivative Instruments Liability Derivatives
	As of February 28, 2014		As of August 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in 000's)
Derivatives designated as hedging instruments:
Interest Rate Swap Agreement	Other Current Liabilities	94	Other Current Liabilities	—
Total derivatives designated as hedging instruments		$94		$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended August 31, 2013 and 2014 (in 000's).

	For the Three Months Ended August 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2014		2013	2014		2013	2014
Interest Rate Swap
Agreement	$(19)	$(72)	Interest expense	$(23)	$(25)	N/A	$—	$—
Total	$(19)	$(72)		$(23)	$(25)		$—	$—

	For the Six Months Ended August 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2014		2013	2014		2013	2014
Interest Rate Swap Agreement	$3	$(15)	Interest expense	$(45)	$(27)	N/A	$—	$—
Total	$3	$(15)		$(45)	$(27)		$—	$—

Credit-risk-related Contingent Features
The Company manages its counterparty risk by entering into derivative instruments with financial institutions where it believes the risk of credit loss resulting from nonperformance by the counterparty is low. As discussed above, the Company’s counterparty to the interest rate swap that was in effect from February 2013 to June 2014 was Fifth Third Bank.
In accordance with ASC Topic 820, the Company makes a Credit Value Adjustment (CVA) to adjust the valuation of a derivative to account for our own credit risk with respect to all derivative liability positions. The CVA is accounted for as a decrease to the derivative position with the corresponding increase or decrease reflected in other comprehensive income (loss) for derivatives designated as cash flow hedges. The CVA also accounts for nonperformance risk of our counterparties in the fair value measurement of all derivative asset positions, when appropriate. For each period presented, this CVA was immaterial to the fair value of our derivative instrument.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2014 and August 31, 2014. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(in 000's)
Available for sale securities	$—	$—	$6,750	$6,750
Total assets measured at fair value on a recurring basis	$—	$—	$6,750	$6,750

	As of February 28, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(in 000's)
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

Share-based compensation arrangement — Emmis’ 2012 Retention Plan and Trust discussed in Note 3 was recorded at fair value on a recurring basis. As the fair value of the 2012 Retention Plant and Trust was tied to quoted prices of Emmis stock, it was considered a level 1 measurement. The share-based compensation arrangement was settled during the three months ended May 31, 2014.
Interest rate swap agreement — Emmis’ derivative financial instruments consisted solely of an interest rate cash flow hedge in which the Company paid a fixed rate and received a variable interest rate that was observable based upon a forward interest rate curve and was therefore considered a level 2 measurement. The interest rate swap agreement was settled during the three months ended August 31, 2014.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Six Months Ended August 31,
	2013	2014
	Available For Sale Securities	Available For Sale Securities
Beginning Balance	$6,500	$6,750
Purchases	250	—
Ending Balance	$6,750	$6,750

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 4, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 3 for more discussion).
Fair Value of Other Financial Instruments
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 2 for the fair values of assets acquired and liabilities assumed in connection with the Company's acquisitions.
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
- Contract settlement receivable: As discussed in Note 2, the Company settled a contract with YMF in June 2014. As of August 31, 2014, YMF owes Emmis $2.0 million, which is reflected in other current assets in the accompanying condensed consolidated balance sheets. Emmis expects to fully collect the receivable prior to February 28, 2015 and believes that the carrying amount of the receivable approximates its fair value given the short duration of the instrument and is considered a level 3 measurement.
- 2014 Credit Agreement debt: As of August 31, 2014, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $200.7 million and $199.5 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
- Other long-term debt: The Company’s 98.7FM non-recourse debt and Digonex non-recourse debt is not actively traded and is considered a level 3 measurement. The Company believes the current carrying value of its other long-term debt approximates its fair value.

Note 9. Segment Information
The Company’s operations are aligned into three business segments: (i) Radio, (ii) Publishing and (iii) Corporate & Emerging Technologies. Emerging Technologies includes our TagStation, NextRadio and Digonex businesses. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The Company’s segments operate exclusively in the United States. Beginning in the quarter ended August 31, 2014, the Company reports results of its Emerging Technologies activities with its Corporate activities. Results from Emerging Technologies were reclassified from the Radio segment in the prior periods presented below and are not material.
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2014, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended August 31, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	47,598	14,113	113	$61,824
Station operating expenses excluding LMA fees and depreciation and amortization expense	31,170	14,513	610	46,293
Corporate expenses excluding depreciation and amortization expense	—	—	3,341	3,341
LMA fees	383	—	—	383
Hungary license litigation and related expenses	192	—	—	192
Depreciation and amortization	839	61	691	1,591
Gain on contract settlement	(2,500)	—	—	(2,500)
Gain on sale of fixed assets	—	—	—	—
Operating income (loss)	$17,514	$(461)	$(4,529)	$12,524

Three Months Ended August 31, 2013	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	41,237	13,708	22	$54,967
Station operating expenses excluding depreciation and amortization expense	27,449	13,938	551	41,938
Corporate expenses excluding depreciation and amortization expense	—	—	5,070	5,070
Hungary license litigation and related expenses	1,043	—	—	1,043
Depreciation and amortization	604	61	548	1,213
Gain on sale of fixed assets	(1)	—	—	(1)
Operating income (loss)	$12,142	$(291)	$(6,147)	$5,704

Six Months Ended August 31, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	92,588	28,791	169	$121,548
Station operating expenses excluding LMA fees and depreciation and amortization expense	58,530	29,453	1,236	89,219
Corporate expenses excluding depreciation and amortization expense	—	—	8,231	8,231
LMA fees	4,208	—	—	4,208
Hungary license litigation and related expenses	284	—	—	284
Depreciation and amortization	1,509	118	1,317	2,944
Gain on contract settlement	(2,500)	—	—	(2,500)
Gain on sale of fixed assets	(3)	—	—	(3)
Operating income (loss)	$30,560	$(780)	$(10,615)	$19,165

Six Months Ended August 31, 2013	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	78,156	27,368	29	$105,553
Station operating expenses excluding depreciation and amortization expense	50,193	28,739	718	79,650
Corporate expenses excluding depreciation and amortization expense	—	—	9,470	9,470
Hungary license litigation and related expenses	1,295	—	—	1,295
Depreciation and amortization	1,198	123	1,068	2,389
Gain on sale of fixed assets	(1)	—	—	(1)
Operating income (loss)	$25,471	$(1,494)	$(11,227)	$12,750

	As of February 28, 2014
	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Total assets	$210,161	$21,809	$33,378	$265,348

	As of August 31, 2014
	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Total assets	$357,030	$21,659	$119,456	$498,145

The increase in Radio segment assets primarily relates to the acquisition of WBLS-FM and WLIB-AM. The increase in Corporate and Emerging Technologies segment assets primarily relates to the restricted cash held for the second closing of our acquisition of WBLS-FM and WLIB-AM. See Note 2 for more discussion of our acquisitions.

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
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. Based upon the facts alleged in the Notice of Appeal and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the appeal is without merit.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations and challenged the transfer from YMF to Emmis of the FCC licenses for WBLS-FM and WLIB-AM. These challenges are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals or the revocation of the WBLS-FM and WLIB-AM transfers.

Note 11. Income Taxes
The effective income tax rate was 40% for the six months ended August 31, 2014. Our effective tax rate was higher than our estimated annual effective tax rate of 34% as a discrete expense of $0.9 million was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA and related acquisition on our income apportionments. This discrete expense is partially offset during the six months ended August 31, 2014 by a discrete benefit of $0.6 million related to the loss on debt extinguishment the Company recorded during the period.
The effective income tax rate was 2% for the six months ended August 31, 2013. During the six months ended August 31, 2013, the Company recorded a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:

•	general economic and business conditions;

•	fluctuations in the demand for advertising and demand for different types of advertising media;

•	our ability to service our outstanding debt;

•	competition from new or different media and technologies;

•	loss of key personnel;

•	increased competition in our markets and the broadcasting industry;

•	our ability to attract and secure programming, on-air talent, writers and photographers;

•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;

•	increases in the costs of programming, including on-air talent;

•	new or changing regulations of the Federal Communications Commission or other governmental agencies;

•	changes in radio audience measurement methodologies;

•	war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.
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

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	% of Total	2014	% of Total	2013	% of Total	2014	% of Total
	(Dollars in thousands)
Net revenues:
Local	$27,265	49.6%	$32,156	52.0%	$56,102	53.2%	$67,309	55.4%
National	8,360	15.2%	8,525	13.8%	16,214	15.4%	17,556	14.4%
Political	32	0.1%	178	0.3%	240	0.2%	686	0.6%
Publication Sales	1,536	2.8%	1,523	2.5%	3,100	2.9%	3,035	2.5%
Non Traditional	8,696	15.8%	9,382	15.2%	12,069	11.4%	13,261	10.9%
LMA Fees	2,657	4.8%	2,583	4.2%	5,240	5.0%	5,166	4.3%
Digital	2,944	5.4%	3,657	5.9%	5,687	5.4%	6,813	5.6%
Other	3,477	6.3%	3,820	6.1%	6,901	6.5%	7,722	6.3%
Total net revenues	$54,967		$61,824		$105,553		$121,548

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended August 31, 2014, local sales, excluding political revenues, represented approximately 83% and 64% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 62% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2013 and 2014, respectively. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2013 and 2014, representing approximately 12% and 13% of our radio net revenues, respectively.
The majority of our expenses are fixed in nature, principally consisting of salaries and related employee benefit costs, office and tower rent, utilities, property and casualty insurance and programming-related expenses. However, approximately 20% of our expenses vary in connection with changes in revenues. These variable expenses primarily relate to sales commissions, music license fees and bad debt reserves. In addition, costs related to our marketing and promotions department are highly discretionary and incurred primarily to maintain and/or increase our audience and market share.
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

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States do not permit the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to make the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones a rich experience.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio® smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. During the six months ended August 31, 2014, Emmis funded approximately $0.3 million of NextRadio's obligation to Sprint, which is included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through August 31, 2014, the NextRadio application had not generated a material amount of revenue. The radio industry continues to work with other leading United States network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. During the six months ended August 31, 2014, KPWR-FM in Los Angeles experienced revenue growth that was better than its overall market, but revenue growth for our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, slightly lagged its overall market growth. Our addition of WBLS-FM and WLIB-AM under an LMA on March 1, 2014 in New York enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. On June 10, 2014 the Company completed the first closing of its acquisition of substantially all of the assets, business, properties and rights of WBLS-FM and WLIB-AM. See Note 2 to our condensed consolidated financial statements for more discussion.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2014, we have recorded approximately $293.9 million in goodwill and FCC licenses, which represents approximately 59% of our total assets.
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

Results of Operations for the Three-month and Six-Month Periods Ended August 31, 2014, Compared to August 31, 2013
Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$41,237	$47,598	$6,361	15.4%	$78,156	$92,588	$14,432	18.5%
Publishing	13,708	14,113	405	3.0%	27,368	28,791	1,423	5.2%
Emerging Technologies	22	113	91	413.6%	29	169	140	482.8%
Total net revenues	$54,967	$61,824	$6,857	12.5%	$105,553	$121,548	$15,995	15.2%

Radio net revenues increased during the three-month and six-month periods ended August 31, 2014 mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014. Revenues of WBLS-FM and WLIB-AM for the three months and six months ended August 31, 2014 were $6.3 million and $13.6 million, respectively. Excluding revenues of WBLS-FM and WLIB-AM, radio net revenues for the three months and six months ended August 31, 2014 would have increased $0.1 million or 0.1%, and $0.9 million or 1.1%, respectively.
We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our domestic radio markets decreased 5.3% for the six-month period ended August 31, 2014 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan and including WBLS-FM and WLIB-AM in both the current and prior year, decreased 0.1% for the six-month period ended August 31, 2014 as compared to the same period of the prior year. For the six-month period ended August 31, 2014, our gross revenues exceeded the market average in all of our markets except New York. Miller Kaplan does not report gross revenue market data for our Terre Haute market. Excluding WBLS-FM and WLIB-AM, for the six-month period ended August 31, 2014, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 1.3%, and our minutes sold were down 1.1%.
Publishing net revenues increased during the three-month and six-month periods ended August 31, 2014 as our investments in our sales teams have helped us accelerate revenue growth at our magazines. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.
Emerging technologies primarily relates to licensing fees of our TagStation software. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on HD Radio dashboards, HD Radio devices, and the NextRadio application. The increase for the three months and six months ended August 31, 2014 is due to additional stations that have licensed the TagStation software.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$27,449	$31,170	$3,721	13.6%	$50,193	$58,530	$8,337	16.6%
Publishing	13,938	14,513	575	4.1%	28,739	29,453	714	2.5%
Emerging Technologies	551	610	59	10.7%	718	1,236	518	72.1%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$41,938	$46,293	$4,355	10.4%	$79,650	$89,219	$9,569	12.0%

The increase in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the three months and six months ended August 31, 2014 was mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014. Station operating expenses, excluding LMA fees and depreciation and amortization expense, of WBLS-FM and WLIB-AM for the three months and six months ended ended August 31, 2014 were $3.6 million and $7.1 million, respectively. Excluding WBLS-FM and WLIB-AM, station operating expenses excluding LMA fees and depreciation and amortization expense for the three months and six months ended August 31, 2014 would have increased $0.1 million or 0.5% and $1.2 million or 2.5%. This increase in the six-month period is mostly due to higher music license fees as a credit recognized in the prior year related to an industry settlement was nonrecurring, as well as additional event-related promotional costs.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the three months and six months ended August 31, 2014 mostly due to higher sales-related costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three months and six months ended August 31, 2014 mostly due to additional development costs associated with enhancements to the NextRadio application.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$5,070	$3,341	$(1,729)	(34.1)%	$9,470	$8,231	$(1,239)	(13.1)%

Corporate expenses excluding depreciation and amortization expense decreased during the three months and six months ended August 31, 2014. The decrease is largely attributable to the decrease in noncash compensation expense associated with the 2012 Retention Plan. No additional noncash compensation expense is being recognized related to the 2012 Retention Plan subsequent to the distribution of shares from the plan to employees in April 2014. Additionally, costs associated with our ongoing Preferred Stock litigation decreased from prior year.

LMA fees:

	For the Three Months Ended August 31,			For the Six Months Ended August 31,
	2013	2014	$ Change	2013	2014	$ Change
	(As reported, amounts in thousands)
LMA fees	$—	$383	$383	$—	$4,208	$4,208

On February 11, 2014, Emmis and YMF entered into an LMA for WBLS-FM and WLIB-AM in New York. As discussed in Note 1 to the accompanying condensed consolidated financial statements, on March 1, 2014, Emmis began providing programming and selling advertising for the two stations. Under the terms of the LMA, Emmis pays $1.275 million per month 75 days in arrears to YMF for the right to program the station and sell advertising. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the stations, which occurred in June 2014, and will cease effective with the second closing in February 2015. The ongoing, reduced monthly LMA fees were recognized as a liability as of the date of purchase of the stations. Accordingly, future payments of the reduced LMA fee will not impact our results of operations.
Hungary license litigation and related expenses:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$1,043	$192	$(851)	(81.6)%	$1,295	$284	$(1,011)	(78.1)%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believed that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. In April 2014, the ICSID arbitral tribunal ruled that ICSID did not have the jurisdiction to hear the merits of Emmis' claim. Our ongoing expenses related to the Hungary license litigation will be minimal and we plan to sell or liquidate our legal entities in Hungary.
Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$604	$839	$235	38.9%	$1,198	$1,509	$311	26.0%
Publishing	61	61	—	—%	123	118	(5)	(4.1)%
Corporate & Emerging Technologies	548	691	143	26.1%	1,068	1,317	249	23.3%
Total depreciation and amortization	$1,213	$1,591	$378	31.2%	$2,389	$2,944	$555	23.2%
The increase in depreciation and amortization for the three months and six months ended August 31, 2014 for our radio division is mostly due to the newly acquired tangible and intangible assets of WBLS-FM and WLIB-AM. The increase in Corporate & Emerging Technologies is mostly due to depreciation associated with new computer software and equipment, accelerated depreciation associated with software that the Company discontinued using during the three months ended August 31, 2014 and amortization of newly acquired intangibles of Digonex.

Gain on contract settlement:

	For the Three Months Ended August 31,			For the Six Months Ended August 31,
	2013	2014	$ Change	2013	2014	$ Change
	(As reported, amounts in thousands)
Gain on contract settlement	$—	$(2,500)	$(2,500)	$—	$(2,500)	$(2,500)
Emmis and YMF Media executed an amendment to their Asset Purchase Agreement dated April 5, 2012 relating to Emmis' sale of the intellectual property of WRKS-FM by Emmis to YMF Media. The amendment, executed on June 10, 2014, fixed all future earn-out payments YMF Media owed to Emmis pursuant to the April 5, 2012 Asset Purchase Agreement based upon the parties' estimate of the earn-out payments that would otherwise be owed to Emmis under this pre-existing contractual relationship. Emmis recognized a gain on settlement of the contract of $2.5 million.

Operating income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$12,142	$17,514	$5,372	44.2%	$25,471	$30,560	$5,089	20.0%
Publishing	(291)	(461)	(170)	58.4%	(1,494)	(780)	714	(47.8)%
Corporate & Emerging Technologies	(6,147)	(4,529)	1,618	26.3%	(11,227)	(10,615)	612	5.5%
Total operating income:	$5,704	$12,524	$6,820	119.6%	$12,750	$19,165	$6,415	50.3%

Radio operating income increased in the three months and six months ended August 31, 2014 principally due to additional operating income provided by the closing of our purchase of WBLS-FM and WLIB-AM and the gain on contract settlement as previously discussed. Although Emmis began programming and selling the related advertising of WBLS-FM and WLIB-AM on March 1, 2014 with the commencement of the LMA, most of the operating income generated by the stations through June 10, 2014 was negated by the monthly LMA fee paid to YMF Media. Subsequent to the first closing of the acquisition on June 10, 2014, the stations have positively contributed to operating income as LMA fees no longer impact station operating expenses.
Publishing operating loss decreased in the six months ended August 31, 2014 mostly due to higher net revenues from an increase in the number of custom publications we produced during the period. Publishing operating loss increased in the three months ended August 31, 2014 mostly due to weaker operating performance at one of our larger magazine titles.
Corporate and emerging technologies operating losses decreased during the three months and six months ended August 31, 2014 mostly due to lower noncash compensation expense and legal fees as discussed earlier.
Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(1,808)	$(4,878)	$(3,070)	169.8%	$(3,729)	$(6,478)	$(2,749)	73.7%

The increase in interest expense is attributable to additional debt incurred to finance our $131.0 million acquisition of WBLS-FM and WLIB-AM and higher interest rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 5.7% at August 31, 2014. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014.

Loss on debt extinguishment:

	For the Three Months Ended August 31,			For the Six Months Ended August 31,
	2013	2014	$ Change	2013	2014	$ Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$(1,455)	$(1,455)	$—	$(1,455)	$(1,455)

The loss on debt extinguishment relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.

Provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$4	$2,167	$2,163	N/M	$179	$4,552	$4,373	2,443.0%
During the three months and six months ended August 31, 2013, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards. Due to improved operating results, the Company determined that a valuation allowance was no longer appropriate, and reversed the valuation allowance as of February 28, 2014 on all net deferred tax assets except net operating loss carryforwards for states in which the Company no longer has a filing obligation.
Our effective income tax rate for the three months and six months ended August 31, 2014 was 34% and 40%, respectively. We estimate that our fiscal 2015 annual effective tax rate will be approximately 34%. Our effective tax rate for the six months ended August 31, 2014 was higher than our estimated annual effective tax rate as a discrete tax expense of $0.9 million was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA and related acquisition on our income apportionments.
Consolidated net income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$3,925	$4,192	$267	6.8%	$8,882	$6,859	$(2,023)	(22.8)%

Consolidated net income for the six months ended August 31, 2014 decreased mostly due to the change in our provision for income taxes previously discussed. Consolidated net income increased during the three months ended August 31, 2014 due to additional operating income provided by WBLS-FM and WLIB-AM coupled with the $2.5 million gain on contract settlement. These amounts are partially offset by higher interest expense, a loss on debt extinguishment, and a higher provision for income taxes during the three months ended August 31, 2014.

Gain on extinguishment of preferred stock:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$76	$—	$(76)	N/A	$325	$—	$(325)	N/A

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
At August 31, 2014, we had cash and cash equivalents of $6.4 million and net working capital of $24.1 million. At February 28, 2014, we had cash and cash equivalents of $5.3 million and net working capital of $4.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2014 and August 31, 2014 was $1.2 million and $1.1 million, respectively.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $3.8 million and $9.9 million for the six months ended August 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities is mostly due to higher interest costs and increased working capital needs as compared to prior year principally due to the commencement of the WBLS-FM and WLIB-AM LMA on March 1, 2014 and related acquisition on June 10, 2014.
Investing Activities
Cash used in investing activities was $135.4 million and $3.7 million for the six months ended August 31, 2014 and 2013, respectively. Cash used in investing activities increased as the company funded its acquisition of WBLS-FM and WLIB-AM and Digonex in the current year. We expect capital expenditures to be approximately $3.8 million in the current fiscal year, compared to $3.1 million in fiscal 2014. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash provided by financing activities was $132.8 million for the six months ended August 31, 2014. Cash used in financing activities was $8.1 million for the six months ended August 31, 2013. Cash provided by financing activities in the six months ended August 31, 2014 primarily relates to $143.3 million of net proceeds from long-term debt, most of which relates to our acquisition of WBLS-FM and WLIB-AM. Approximately $6.8 million of debt-related costs, $2.5 million of distributions paid to noncontrolling interests and $1.4 million of tax withholding settlements on stock issued to employees all partially offset cash provided from long-term debt.
Cash used in financing activities in the six months ended August 31, 2013 primarily relates to the net debt repayments of $6.0 million and $1.8 million used to pay distributions to noncontrolling interests.
As of August 31, 2014, Emmis had $199.5 million of borrowings under the 2014 Credit Agreement, $76.9 million ($72.7 million related to our 98.7FM LMA in New York and $4.2 million related to Digonex) of non-recourse debt and $46.4 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2014, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 5.7%. The non-recourse debt related to our 98.7FM LMA in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $0.9 million for mandatory repayment of term notes under our 2014 Credit Agreement (mandatory quarterly amortization of the term loans does not commence until April 1, 2015) and $7.7 million related to our 98.7FM non-recourse debt ($4.7 million of principal repayments and $3.0 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. All amounts outstanding under our 2014 Credit Agreement bear interest at variable rates, thus interest under our 2014 Credit Agreement is not included in the debt service requirements previously discussed.
At October 6, 2014, we had $5.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2014. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
Intangibles
Approximately 61% of our total assets consisted of intangible assets, such as FCC broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
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
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. Based upon the facts alleged in the Notice of Appeal and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the appeal is without merit.
Certain individuals and groups have challenged applications for renewal of the FCC licenses of certain of the Company’s stations and challenged the transfer from YMF to Emmis of the FCC licenses for WBLS-FM and WLIB-AM. These challenges are currently pending before the FCC. Emmis does not expect the challenges to result in the denial of any license renewals or the revocation of the WBLS-FM and WLIB-AM transfers.

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

Interest Rates
We are exposed to market risk from changes in interest rates on amounts borrowed under the 2014 Credit Agreement. If the borrowing rates were to increase 1% above the current rates as of August 31, 2014, our interest expense based on amounts outstanding at August 31, 2014 on (i) our term loans would increase $0.4 million on an annual basis as our Term Loan provides for a minimum LIBOR floor of 1.0%; and (ii) our revolver would increase by $0.1 million. Although not required by the 2014 Credit Agreement, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2014 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Credit Agreement, dated as of June 10, 2014, by and among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	6/10/2014
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 9, 2014	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer