Form 10-Q
period 2014-11-30
EMMIS COMMUNICATIONS CORP
filed 2015-01-08
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2015, was:

38,999,989	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2014	2013	2014
NET REVENUES	$52,621	$62,960	$158,174	$184,508
OPERATING EXPENSES:
Station operating expenses excluding LMA fees of $0, $0, $0 and $4,208, and depreciation and amortization expense of $674, $868, $1,995 and $2,495, respectively	38,548	44,940	118,198	134,159
Corporate expenses excluding depreciation and amortization expense of $544, $614, $1,612 and $1,931, respectively	3,653	3,241	13,123	11,472
LMA fees	—	—	—	4,208
Hungary license litigation and related expenses	500	188	1,795	472
Depreciation and amortization	1,218	1,482	3,607	4,426
Gain on contract settlement	—	—	—	(2,500)
(Gain) loss on disposal of assets	(9)	3	(10)	—
Total operating expenses	43,910	49,854	136,713	152,237
OPERATING INCOME	8,711	13,106	21,461	32,271
OTHER EXPENSE:
Interest expense	(1,712)	(5,395)	(5,441)	(11,873)
Loss on debt extinguishment	(653)	—	(653)	(1,455)
Other income, net	54	51	94	230
Total other expense	(2,311)	(5,344)	(6,000)	(13,098)
INCOME BEFORE INCOME TAXES	6,400	7,762	15,461	19,173
PROVISION FOR INCOME TAXES	732	4,528	911	9,080
CONSOLIDATED NET INCOME	5,668	3,234	14,550	10,093
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,395	411	4,230	3,554
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,273	2,823	10,320	6,539
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	—	325	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,273	$2,823	$10,645	$6,539

NET INCOME PER SHARE - BASIC	$0.11	$0.07	$0.26	$0.15
NET INCOME PER SHARE - DILUTED	$0.09	$0.06	$0.23	$0.14
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,477	42,702	40,343	42,451
Diluted	46,212	47,376	45,657	47,455

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2014	2013	2014
CONSOLIDATED NET INCOME	$5,668	$3,234	$14,550	$10,093
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	(47)	—	1	99
Cumulative translation adjustment	—	—	(8)	—
COMPREHENSIVE INCOME	5,621	3,234	14,543	10,192
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,395	411	4,211	3,554
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,226	$2,823	$10,332	$6,638

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2014	November 30, 2014
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,304	$4,223
Restricted cash	2,239	78,375
Accounts receivable, net	31,000	41,542
Prepaid expenses	8,582	9,578
Other current assets	6,887	8,193
Total current assets	54,012	141,911
PROPERTY AND EQUIPMENT, NET	32,231	34,967
INTANGIBLE ASSETS (Note 4):
Indefinite-lived intangibles	150,558	219,577
Goodwill	12,639	74,337
Other intangibles, net	262	8,556
Total intangible assets	163,459	302,470
OTHER ASSETS, NET	15,646	16,864
Total assets	$265,348	$496,212

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2014	November 30, 2014
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,958	$8,416
Current maturities of long-term debt (Note 5)	12,541	6,263
Accrued salaries and commissions	8,552	6,476
Deferred revenue	11,506	10,893
Acquisition-related liability	—	78,437
Other current liabilities	7,693	6,725
Total current liabilities	49,250	117,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 5)	114,926	257,442
OTHER NONCURRENT LIABILITIES	8,021	8,173
DEFERRED INCOME TAXES	9,783	18,649
Total liabilities	181,980	401,474
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 37,267,123 shares at February 28, 2014 and 38,927,873 shares at November 30, 2014	373	389
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2014 and November 30, 2014	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2014 and November 30, 2014, respectively; authorized 2,875,000 shares; issued and outstanding 1,328,991 shares at February 28, 2014, which included 400,000 shares in trust, and 928,991 shares at November 30, 2014	9	9
Additional paid-in capital	580,776	584,728
Accumulated deficit	(545,355)	(538,816)
Accumulated other comprehensive loss	(99)	—
Total shareholders’ equity	35,750	46,356
NONCONTROLLING INTERESTS	47,618	48,382
Total equity	83,368	94,738
Total liabilities and equity	$265,348	$496,212

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at February 28, 2014	37,267,123	$373	4,569,464	$46	928,991	$9	$580,776	$(545,355)	$(99)	$47,618	$83,368
Net income								6,539		3,554	10,093
Issuance of Common Stock to employees and officers	318,126	3					1,523				1,526
Exercise of stock options	735,323	7					377				384
Distributions to noncontrolling interests										(3,987)	(3,987)
Distribution of 2012 Retention Trust Plan, net of taxes	607,301	6					2,052				2,058
Purchase of noncontrolling interest										1,197	1,197
Change in value of derivative instrument									99		99
Balance, November 30, 2014	38,927,873	$389	4,569,464	$46	928,991	$9	$584,728	$(538,816)	$—	$48,382	$94,738

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$14,550	$10,093
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Depreciation and amortization	3,607	4,426
Amortization of deferred financing costs, including original issue discount	651	858
Noncash accretion of acquisition-related liability	—	2,347
Loss on debt extinguishment	653	1,455
Provision for bad debts	237	585
Provision for deferred income taxes	1,937	8,896
Noncash compensation	3,553	2,128
Gain on sale of assets	(10)	—
Other	(86)	—
Changes in assets and liabilities -
Restricted cash	(1,390)	(105)
Accounts receivable	(5,358)	(11,126)
Prepaid expenses and other current assets	364	(2,292)
Other assets	(1,464)	(792)
Accounts payable and accrued liabilities	(125)	(3,135)
Deferred revenue	(938)	(613)
Income taxes	(28)	(79)
Other liabilities	(36)	(2,044)
Net cash used in operating activities — discontinued operations	(68)	—
Net cash provided by operating activities	16,049	10,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,277)	(2,565)
Cash paid for acquisitions	—	(57,729)
Change in acquisition-related restricted cash	—	(76,031)
Cash paid for investments, net of distributions	(220)	(65)
Other	11	3
Net cash used in investing activities — discontinued operations	(1,650)	—
Net cash used in investing activities	(4,136)	(136,387)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended November 30,
	2013	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(17,065)	(74,375)
Proceeds from long-term debt	6,000	212,000
Debt-related costs	(164)	(7,849)
Distributions to noncontrolling interests	(3,614)	(3,987)
Proceeds from the exercise of stock options	134	377
Purchase of preferred stock	(107)	—
Settlement of tax withholding obligations on stock issued to employees	(505)	(1,462)
Net cash (used in) provided by financing activities	(15,321)	124,704
Effect of exchange rates on cash and cash equivalents	(8)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(3,416)	(1,081)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,735	5,304
End of period	$5,319	$4,223
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,821	$6,059
(Refund from) cash paid for income taxes, net	(1,015)	243
Noncash financing transactions-
Stock issued to employees and directors	2,520	5,037

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2014
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at November 30, 2014, and the results of its operations for the three-month and nine-month periods ended November 30, 2013 and 2014, and cash flows for the nine-month periods ended November 30, 2013 and 2014.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2013 and 2014 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”). The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	November 30, 2013			November 30, 2014
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$4,273	40,477	$0.11	$2,823	42,702	$0.07
Impact of equity awards	—	3,469		—	2,408
Impact of conversion of preferred stock into common stock	—	2,266		—	2,266
Diluted net income per common share:
Net income available to common shareholders from continuing operations	$4,273	46,212	$0.09	$2,823	47,376	$0.06

	For the nine months ended
	November 30, 2013			November 30, 2014
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$10,645	40,343	$0.26	$6,539	42,451	$0.15
Impact of equity awards	—	3,040	—	—	2,738	—
Impact of conversion of preferred stock into common stock	(325)	2,274	—	—	2,266	—
Diluted net income per common share:
Net income available to common shareholders	$10,320	45,657	$0.23	$6,539	47,455	$0.14

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended		For the nine months ended
	November 30		November 30
	2013	2014	2013	2014
	(shares in 000’s )
Equity awards	1,996	2,162	2,035	1,627
Antidilutive common share equivalents	1,996	2,162	2,035	1,627

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
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gave Emmis the right to program and sell advertising for the two New York stations. Emmis paid YMF $1.3 million per month and reimbursed YMF for certain monthly expenses through the first closing of the acquisition, which occurred on June 10, 2014. After the first closing, the LMA continues in effect until the second closing at a reduced monthly fee of approximately $0.7 million. During the nine-month period ended November 30, 2014, Emmis recorded $4.2 million of LMA fee expense. See Note 2 for more discussion of the Company's purchase of WBLS-FM and WLIB-AM from YMF.
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

The following table summarizes certain operating results of 98.7FM for all periods presented. Net revenues for 98.7FM are solely related to LMA fees. 98.7FM is a part of our radio segment.

	For the three months ended November 30,		For the nine months ended November 30,
	2013	2014	2013	2014
	(amounts in 000's)
Net revenues	$2,582	$2,582	$7,748	$7,748
Station operating expenses, excluding depreciation and amortization expense	254	270	761	754
Interest expense	848	804	2,579	2,447
Assets and liabilities of 98.7FM as of February 28, 2014 and November 30, 2014 were as follows:

	As of February 28,	As of November 30,
	2014	2014
	(amounts in 000's)
Current assets:
Restricted cash	$1,407	$1,458
Prepaid expenses	614	616
Total current assets	2,021	2,074
Noncurrent assets:
Indefinite lived intangibles	60,525	60,525
Deferred debt issuance costs, net	2,759	2,560
Deposits and other	3,082	4,105
Total noncurrent assets	66,366	67,190
Total assets	$68,387	$69,264
Current liabilities:
Accounts payable and accrued expenses	$56	$37
Current maturities of long-term debt	4,541	4,875
Deferred revenue	728	753
Other current liabilities	256	245
Total current liabilities	5,581	5,910
Noncurrent liabilities:
Long-term debt, net of current portion	70,401	66,692
Other noncurrent liabilities	24	27
Total noncurrent liabilities	70,425	66,719
Total liabilities	$76,006	$72,629

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $2.2 million and $78.4 million as of February 28, 2014 and November 30, 2014, respectively.
As further discussed in Note 2, $76.0 million of the proceeds of the 2014 Credit Agreement will be used to fund the second closing of the Company's purchase of WBLS-FM and WLIB-AM. Because of the designated use for this cash, management has classified the $76.0 million as restricted as of November 30, 2014. If the second closing of the transaction does not occur on or before February 17, 2015, the $76.0 million will be used to repay 2014 Credit Agreement term loans.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 5 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.4 million and $1.5 million as of February 28, 2014 and November 30, 2014, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of February 28, 2014 and November 30, 2014 was $0.8 million and $0.9 million, respectively.

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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 28, 2018. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position and results of operations.
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2014 presentation. The reclassifications have no impact on net income previously reported.

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
On February 11, 2014, Emmis and YMF entered into an LMA for the Stations. On March 1, 2014, Emmis began providing programming and selling advertising for the Stations. Under the terms of the LMA, Emmis paid $1.275 million per month 75 days in arrears to YMF for the right to program the station and sell advertising. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the Stations on June 10, 2014. The ongoing, reduced monthly LMA fees were recognized as additional purchase price of the Stations on June 10, 2014. Prior to the first closing of the purchase, LMA fees were recognized as operating expenses.
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
The following table summarizes the preliminary estimates of fair values of the identifiable assets acquired and liabilities assumed in the acquisition of the Stations as of June 10, 2014. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions until management's appraisals and estimates are finalized, which may result in adjustments to the preliminary values presented below (in thousands).

Other current assets	$36
Property and equipment	4,054
Indefinite-lived intangibles	69,019
Goodwill	58,946
Other intangibles	2,469
Other current liabilities	(512)
Total purchase price, including assumed liabilities	$134,012

Cash paid at first closing on June 10, 2014	$55,000
Present value of second closing and LMA related liabilities as of June 10, 2014	79,012
Total purchase price	$134,012
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
The results of operations of the Stations are largely included in the Company's results of operations for the nine-month period ended November 30, 2014 as the Company began providing programming and selling advertising of the Stations on March 1, 2014 pursuant to an LMA. Net revenues and station operating expenses, excluding LMA fees and depreciation and amortization expense, of WBLS-FM and WLIB-AM were $21.9 million and $12.2 million, respectively, for the nine months ended November 30, 2014. LMA fees were $4.2 million for the same period. Net revenues and station operating expenses, excluding LMA fees and depreciation and amortization expense, of WBLS-FM and WLIB-AM were $8.3 million and $5.1 million, respectively, for the three months ended November 30, 2014. No LMA fees were recognized during the three months ended November 30, 2014.
We incurred acquisition costs related to the Stations totaling $0.6 million for the nine months ended November 30, 2014. Acquisition costs included in station operating expenses, excluding LMA fees and depreciation and amortization expense, in the accompanying condensed consolidated statements of operations were $0.4 million for the nine months ended November 30, 2014. Acquisition costs included in corporate expenses, excluding depreciation and amortization expense, in the accompanying condensed consolidated statements of operations were $0.2 million for the nine months ended November 30, 2014. Including acquisition costs incurred during the year ended February 28, 2014 of $0.9 million, cumulative acquisition costs related to the Stations through November 30, 2014 were $1.5 million. The Company did not incur any material acquisition costs related to the Stations during the three months ended November 30, 2014.

In connection with the first closing, Emmis and YMF executed an amendment to their Asset Purchase Agreement dated April 5, 2012 relating to Emmis' sale of the intellectual property of WRKS-FM. The amendment, executed on June 10, 2014, fixed all future earn-out payments YMF owed to Emmis pursuant to the April 5, 2012 Asset Purchase Agreement based upon the parties' estimate of the earn-out payments that would otherwise be owed to Emmis under this pre-existing contractual relationship. Emmis recognized a gain on settlement of the contract of $2.5 million, which is included in gain on contract settlement in the accompanying condensed consolidated statements of operations. During the nine months ended November 30, 2014, Emmis collected $1.0 million of the fixed earn-out payments from YMF. The remaining $1.5 million due from YMF is reflected in other current assets in the accompanying condensed consolidated balance sheets and is to be paid by YMF during the current fiscal year.
The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of the Stations had occurred on March 1, 2013 (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2014	2013	2014
	(in 000’s, except per share data)
Net revenues	$60,567	$62,960	$181,270	$184,508
Net income attributable to common shareholders	$9,112	$3,442	$18,104	$8,416
Net income per common share attributable to common shareholders:
Basic	$0.23	$0.08	$0.45	$0.20
Diluted	$0.20	$0.07	$0.39	$0.18
As mentioned above and in Note 1, Emmis commenced an LMA on both WBLS-FM and WLIB-AM beginning on March 1, 2014. As Emmis programmed the stations and sold the related advertising, the majority of the results of operations for the two stations are included in Emmis' historical results for these 2014 periods. Certain adjustments were made for the three-month and nine-month periods ended November 30, 2014 to reflect the elimination of the LMA fee and other purchase accounting adjustments. The pro forma financial information for the three-month and nine-month periods ended November 30, 2013 has been prepared by combining our historical results and the historical results of WBLS-FM and WLIB-AM and further reflects the effect of purchase accounting adjustments. This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the acquisition of the two radio stations occurred on March 1, 2013, or that may result in the future.
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
Digonex reports on a calendar year ending December 31, which Emmis consolidates into its fiscal year ending February 28(29). Net revenues and operating expenses, excluding depreciation and amortization expense, of Digonex for the period June 16, 2014 to September 30, 2014, which Emmis consolidates into its results of operations for the period ended November 30, 2014 were $0.1 million and $0.7 million, respectively.

The following table summarizes the preliminary estimates of fair values of the identifiable assets acquired and liabilities assumed in the acquisition of Digonex as of June 16, 2014. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions until management's appraisals and estimates are finalized, which may result in adjustments to the preliminary values presented below (in thousands).

Cash	$456
Other current and noncurrent assets	10
Goodwill	2,752
Other intangibles	6,180
Accounts payable and accrued expenses	(462)
Other current liabilities and noncurrent liabilities	(1,139)
Long-term debt	(3,600)
Noncontrolling interests	(1,197)
Total purchase price, including assumed liabilities	3,000
Less: Cash acquired	(456)
Total purchase price, net of cash acquired	$2,544
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2013 and 2014:

	Nine Months Ended November 30,
	2013	2014
Risk-Free Interest Rate:	0.6% - 1.5%	1.2% - 1.5%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	91.9% - 115.9%	69.0% - 73.9%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2014, and stock option activity during the nine months ended November 30, 2014 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	6,984,605	$3.74
Granted	571,219	2.90
Exercised (1)	737,706	0.56
Forfeited	25,000	0.70
Expired	986,610	17.45
Outstanding, end of period	5,806,508	1.75	6.8	$4,839
Exercisable, end of period	2,551,090	1.92	5.3	$2,371

(1)
Cash received from option exercises for the nine months ended November 30, 2013 and 2014 was $0.1 million and $0.4 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the nine months ended November 30, 2014 of $0.1 million. The Company did not record an income tax benefit relating to the options exercised during the nine months ended November 30, 2013.

The weighted average per share grant date fair value of options granted during the nine months ended November 30, 2013 and 2014, was $1.66 and $1.64, respectively.
A summary of the Company’s nonvested options at November 30, 2014, and changes during the nine months ended November 30, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,325,481	$0.98
Granted	571,219	1.64
Vested	616,282	0.98
Forfeited	25,000	0.57
Nonvested, end of period	3,255,418	1.10
There were 3.1 million shares available for future grants under the Company’s various equity plans at November 30, 2014. The vesting dates of outstanding options at November 30, 2014 range from February 2015 to March 2018, and expiration dates range from March 2015 to September 2024.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2014, and restricted stock activity during the nine months ended November 30, 2014 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	590,544	$1.79
Granted	1,365,313	3.25
Vested (restriction lapsed)	1,218,222	3.10
Grants outstanding, end of period	737,635	2.33

The total grant date fair value of shares vested during the nine months ended November 30, 2013 and 2014, was $1.1 million and $3.8 million, respectively.
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
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $1.4 million and $0.4 million of compensation expense related to the 2012 Retention Plan during the nine months ended November 30, 2013 and 2014, respectively. The issuance and vesting of these shares is reflected in the restricted stock table above.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company during the three and nine months ended November 30, 2013 and 2014:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2014	2013	2014
Station operating expenses	$4	$83	$1,470	$553
Corporate expenses	467	514	2,083	1,575
Stock-based compensation expense included in operating expenses	471	597	3,553	2,128
Tax benefit	—	(300)	—	(821)
Recognized stock-based compensation expense, net of tax	$471	$297	$3,553	$1,307

As of November 30, 2014, there was $2.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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
The carrying amounts of the Company’s FCC licenses were $150.6 million and $219.6 million as of February 28, 2014 and November 30, 2014, respectively. The increase in FCC licenses is attributable to the purchase of WBLS-FM and WLIB-AM as further discussed in Note 2. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended November 30, 2014, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended November 30, 2014, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
The following table summarizes the Company's goodwill by segment as of February 28, 2014 and November 30, 2014. The increase to Radio goodwill is a result of the Company's acquisition of WBLS-FM and WLIB-AM. The increase to Corporate & Emerging Technologies goodwill is a result of the Company's acquisition of a controlling interest in Digonex. See Note 2 for more discussion of the Company's acquisitions.

	As of February 28,	As of November 30,
	2014	2014
Radio	$4,603	$63,549
Publishing	8,036	8,036
Corporate & Emerging Technologies	—	2,752
Total Goodwill	$12,639	$74,337

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of patents, customer lists, trademarks and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2014 and November 30, 2014:

		As of February 28, 2014			As of November 30, 2014
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	11.9	$810	$548	$262	$1,240	$549	$691
Patents	6.7	—	—	—	5,180	216	4,964
Customer list	2.6	—	—	—	1,015	121	894
Programming agreement	6.8	—	—	—	2,154	147	2,007
TOTAL		$810	$548	$262	$9,589	$1,033	$8,556
Total amortization expense from definite-lived intangibles for the three-month and nine-month periods ended November 30, 2013 was less than $0.1 million. Total amortization expense from definite-lived intangibles for the three-month and nine-month periods ended November 30, 2014 was $0.4 million and $0.5 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2015	920
2016	1,514
2017	1,514
2018	1,255
2019	1,076

Note 5. Long-term Debt
Long-term debt was comprised of the following at February 28, 2014 and November 30, 2014:

	February 28, 2014	November 30, 2014
2012 Credit Agreement debt :
Revolver	$—	$—
Term Loan	54,000	—
Total 2012 Credit Agreement debt	54,000	—

2014 Credit Agreement debt :
Revolver	—	10,000
Term Loan	—	185,000
Total 2014 Credit Agreement debt	—	195,000

98.7FM non-recourse debt	74,942	71,567
Digonex non-recourse debt (1)	—	3,786
Less: Current maturities	(12,541)	(6,263)
Less: Unamortized original issue discount of Credit Agreement debt	(1,475)	(6,648)
Total long-term debt	$114,926	$257,442

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
The Term Loan is due not later than June 10, 2021 and amortizes in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the revolving credit facility. Prior to the Amendment to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $6.6 million as of November 30, 2014 (inclusive of the $1.0 million of transaction fees associated with the November 7, 2014 debt amendment discussed below), is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
On November 7, 2014, Emmis entered into the First Amendment (the “Amendment”) to the 2014 Credit Agreement. The Amendment (i) increases the maximum Total Leverage Ratio to 6.00:1.00 for the period February 28, 2015 through February 29, 2016, (ii) adjusts the definition of Consolidated EBITDA to exclude during the term of the 2014 Credit Agreement up to $5 million in severance and/or contract termination expenses and up to $2.5 million in losses attributable to the reformatting of the Company’s radio stations, (iii) extends the requirement for the Borrower to pay a 1.00% fee on certain prepayments of the Term Loan to November 7, 2015, (iv) increases the Applicable Margin by 0.25% for at least six months from the date of the Amendment and until the Total Leverage Ratio is less than 5.00:1.00, and (v) makes certain technical adjustments to the definition of Consolidated Excess Cash Flow and to address the Foreign Account Tax Compliance Act. Emmis paid a total of approximately $1.0 million of transaction fees to the Lenders that consented to the Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement. Capitalized terms in this paragraph not defined elsewhere in this document are defined in the 2014 Credit Agreement.
We were in compliance with all financial and non-financial covenants as of November 30, 2014. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of November 30, 2014 were as follows:

As of November 30, 2014
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	5.25 : 1.00	4.16 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.47 : 1.00
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
Digonex Non-recourse Debt
Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex (see Note 2). The notes payable, some of which are secured by the assets of Digonex, are non-recourse to the rest of the Company and its subsidiaries. The notes payable mature on December 31, 2017 and accrue interest at 5.0% per annum. Interest is due at maturity. The face value of the notes payable is $6.2 million. The Company is accreting the difference between this face value and the $3.6 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable.

Based on amounts outstanding at November 30, 2014, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2015	$—	$—	$1,166	$—	$1,166
2016	—	1,850	4,990	—	6,840
2017	—	1,850	5,453	—	7,303
2018	—	1,850	6,039	6,199	14,088
2019	—	1,850	6,587	—	8,437
Thereafter	10,000	177,600	47,332	—	234,932
Total	$10,000	$185,000	$71,567	$6,199	$272,766

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2014 and November 30, 2014. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2014
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

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 4, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 4 for more discussion).
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
- Contract settlement receivable: As discussed in Note 2, the Company settled a contract with YMF in June 2014. As of November 30, 2014, YMF owes Emmis $1.5 million, which is reflected in other current assets in the accompanying condensed consolidated balance sheets. Emmis expects to fully collect the receivable prior to February 28, 2015 and believes that the carrying amount of the receivable approximates its fair value given the short duration of the instrument and is considered a level 3 measurement.
- 2014 Credit Agreement debt: As of November 30, 2014, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $194.0 million and $195.0 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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

Three Months Ended November 30, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	44,905	17,906	149	$62,960
Station operating expenses excluding and depreciation and amortization expense	28,683	15,005	1,252	44,940
Corporate expenses excluding depreciation and amortization expense	—	—	3,241	3,241
Hungary license litigation and related expenses	188	—	—	188
Depreciation and amortization	806	62	614	1,482
Gain on contract settlement	—	—	—	—
Loss on disposal of fixed assets	3	—	—	3
Operating income (loss)	$15,225	$2,839	$(4,958)	$13,106

Three Months Ended November 30, 2013	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	34,811	17,767	43	$52,621
Station operating expenses excluding depreciation and amortization expense	22,540	15,031	977	38,548
Corporate expenses excluding depreciation and amortization expense	—	—	3,653	3,653
Hungary license litigation and related expenses	500	—	—	500
Depreciation and amortization	618	56	544	1,218
Gain on sale of fixed assets	(9)	—	—	(9)
Operating income (loss)	$11,162	$2,680	$(5,131)	$8,711

Nine Months Ended November 30, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	137,493	46,697	318	$184,508
Station operating expenses excluding LMA fees and depreciation and amortization expense	87,213	44,458	2,488	134,159
Corporate expenses excluding depreciation and amortization expense	—	—	11,472	11,472
LMA fees	4,208	—	—	4,208
Hungary license litigation and related expenses	472	—	—	472
Depreciation and amortization	2,315	180	1,931	4,426
Gain on contract settlement	(2,500)	—	—	(2,500)
Operating income (loss)	$45,785	$2,059	$(15,573)	$32,271

Nine Months Ended November 30, 2013	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	112,967	45,135	72	$158,174
Station operating expenses excluding depreciation and amortization expense	72,733	43,770	1,695	118,198
Corporate expenses excluding depreciation and amortization expense	—	—	13,123	13,123
Hungary license litigation and related expenses	1,795	—	—	1,795
Depreciation and amortization	1,816	179	1,612	3,607
Gain on sale of fixed assets	(10)	—	—	(10)
Operating income (loss)	$36,633	$1,186	$(16,358)	$21,461

	As of February 28, 2014
	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Total assets	$210,161	$21,809	$33,378	$265,348

	As of November 30, 2014
	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Total assets	$354,498	$23,234	$118,480	$496,212

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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in this case on December 5, 2014. Emmis is defending this lawsuit vigorously.
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

Note 10. Income Taxes
The effective income tax rate was 47% for the nine months ended November 30, 2014. Our effective tax rate was higher than our estimated annual effective tax rate of 40% principally due to a discrete expense of $0.9 million we recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA and related acquisition on our income apportionments. This discrete expense is partially offset during the nine months ended November 30, 2014 by a discrete benefit of $0.6 million related to the loss on debt extinguishment the Company recorded during the period.
The effective income tax rate was 6% for the nine months ended November 30, 2013. During the nine months ended November 30, 2013, the Company recorded a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards.

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

•
increased competition in our markets and the broadcasting industry, including our competitors changing the format of a station they operate to more directly compete with a station we operate in the same market;

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
The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2013 and 2014. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, network revenues and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2013	% of Total	2014	% of Total	2013	% of Total	2014	% of Total
	(Dollars in thousands)
Net revenues:
Local	$27,553	52.4%	$32,883	52.2%	$83,655	52.9%	$100,192	54.3%
National	8,843	16.8%	10,836	17.2%	25,057	15.8%	28,392	15.4%
Political	212	0.4%	677	1.1%	452	0.3%	1,363	0.7%
Publication Sales	1,701	3.2%	1,572	2.5%	4,801	3.0%	4,607	2.5%
Non Traditional	4,026	7.7%	5,764	9.2%	16,095	10.2%	19,025	10.3%
LMA Fees	2,638	5.0%	2,583	4.1%	7,878	5.0%	7,749	4.2%
Digital	2,982	5.7%	3,379	5.4%	8,669	5.5%	10,192	5.5%
Other	4,666	8.8%	5,266	8.3%	11,567	7.3%	12,988	7.1%
Total net revenues	$52,621		$62,960		$158,174		$184,508

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended November 30, 2014, local sales, excluding political revenues, represented approximately 81% and 64% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 62% and 61% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2013 and 2014, respectively. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2013 and 2014, representing approximately 12% and 13% of our radio net revenues, respectively.
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. During the nine months ended November 30, 2013 and 2014, Emmis' funding of NextRadio's obligation to Sprint was $0.8 million and $0.4 million, respectively. These amounts are included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through November 30, 2014, the NextRadio application had not generated a material amount of revenue.
In December 2014, NextRadio LLC remitted $3.4 million of the $3.75 million due to Sprint for the sixth quarterly installment. Emmis funded approximately $0.1 million of the sixth quarterly installment. NextRadio LLC is in discussions with other radio broadcasters and companies involved in the radio industry to effect a long-term funding solution. The radio industry continues to work with other leading United States network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
In addition to our efforts to increase the number of smartphones and other wireless devices that contain an enabled FM tuner, we are working with iBiquity Digital Corporation, the developer of HD Radio, to innovate the way people interact with radio in their cars. We are jointly working to develop an integrated automotive platform that combines the technologies and services of HD Radio, NextRadio, and TagStation. We plan to strengthen radio’s position in the digital dashboard of today’s vehicles by supplementing the over-the-air audio content people already know and love with synchronous album art, song and artist information, contesting, advertising, etc., using a data connection either through the vehicle itself or via a connected mobile device.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. On June 10, 2014 the Company completed the first closing of its acquisition of substantially all of the assets, business, properties and rights of WBLS-FM and WLIB-AM in New York. See Note 2 to our condensed consolidated financial statements for more discussion.
During the nine months ended November 30, 2014, KPWR-FM in Los Angeles and our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, experienced revenue performance that was better than their respective markets. Our addition of WBLS-FM and WLIB-AM under an LMA on March 1, 2014 in New York enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets.
Although we outperformed the New York market during the nine months ended November 30, 2014, gross revenues for the New York market as reported by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, decreased 7.3% as compared to the same period of the prior year. While the New York market has strengthened in recent months, the year-to-date weakness may lead us to revise one or more of our major assumptions involved in our annual impairment tests of FCC licenses we will perform as of December 1, 2014. Subsequent to the acquisition of WBLS-FM and WLIB-AM on June 10, 2014, the New York market cluster represents approximately $71.6 million or 33% of our FCC licenses, exclusive of our FCC license in which the radio station is being programmed by another broadcaster pursuant to an LMA for which impairment is measured separately. The FCC license of the New York station being operated pursuant to an LMA totaled $60.5 million as of November 30, 2104. A change in one or more of our major assumptions could result in an impairment charge related to our FCC licenses.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2014, we have recorded approximately $293.9 million in goodwill and FCC licenses, which represents approximately 59% of our total assets.
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

We complete our annual impairment tests as of December 1 of each year and perform additional interim impairment testing whenever triggering events suggest such testing is warranted.

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

Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2014, Compared to November 30, 2013
Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$34,811	$44,905	$10,094	29.0%	$112,967	$137,493	$24,526	21.7%
Publishing	17,767	17,906	139	0.8%	45,135	46,697	1,562	3.5%
Emerging Technologies	43	149	106	246.5%	72	318	246	341.7%
Total net revenues	$52,621	$62,960	$10,339	19.6%	$158,174	$184,508	$26,334	16.6%

Radio net revenues increased during the three-month and nine-month periods ended November 30, 2014 mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014 and subsequent acquisition of those stations on June 10, 2014. Revenues of WBLS-FM and WLIB-AM for the three months and nine months ended November 30, 2014 were $8.4 million and $21.9 million, respectively. Excluding revenues of WBLS-FM and WLIB-AM, radio net revenues for the three months and nine months ended November 30, 2014 would have increased $1.7 million or 5.0%, and $2.6 million or 2.3%, respectively.
We typically monitor the performance of our domestic stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our domestic radio markets decreased 4.1% for the nine-month period ended November 30, 2014 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan and including WBLS-FM and WLIB-AM in both the current and prior year, increased 1.8% for the nine-month period ended November 30, 2014 as compared to the same period of the prior year. For the nine-month period ended November 30, 2014, our gross revenues exceeded the market average in all of our markets. Miller Kaplan does not report gross revenue market data for our Terre Haute market. Excluding WBLS-FM and WLIB-AM, for the nine-month period ended November 30, 2014, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 3.0%, and our minutes sold were down 1.4%.
Publishing net revenues increased during the three-month and nine-month periods ended November 30, 2014 as our investments in our sales teams have helped us accelerate revenue growth at our magazines. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.
Emerging technologies primarily relates to licensing fees of our TagStation software. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on HD Radio dashboards, HD Radio devices, and the NextRadio application. The increase for the three months and nine months ended November 30, 2014 is due to additional stations that have licensed the TagStation software.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$22,540	$28,683	$6,143	27.3%	$72,733	$87,213	$14,480	19.9%
Publishing	15,031	15,005	(26)	(0.2)%	43,770	44,458	688	1.6%
Emerging Technologies	977	1,252	275	28.1%	1,695	2,488	793	46.8%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$38,548	$44,940	$6,392	16.6%	$118,198	$134,159	$15,961	13.5%

The increase in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the three months and nine months ended November 30, 2014 was mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014 and subsequent acquisition of those stations on June 10, 2014. Station operating expenses, excluding LMA fees and depreciation and amortization expense, of WBLS-FM and WLIB-AM for the three months and nine months ended November 30, 2014 were $5.1 million and $12.2 million, respectively. Excluding WBLS-FM and WLIB-AM, station operating expenses excluding LMA fees and depreciation and amortization expense for the three months and nine months ended November 30, 2014 would have increased $1.0 million or 4.4% and $2.2 million or 3.1%. The increase in the three-month period principally relates to higher ratings expense as we recently entered into a new agreement with Nielsen, coupled with higher accruals for incentive compensation based on better operating performance in several of our radio markets. Also contributing to the increase during the nine-month period are higher music license fees as a credit recognized in the prior year related to an industry settlement was nonrecurring.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the nine months ended November 30, 2014 mostly due to higher sales-related costs and other customary increases in magazine production costs, including increases in paper and printing costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three months and nine months ended November 30, 2014 mostly due to additional development costs associated with enhancements to the NextRadio application and operating costs associated with our recently-acquired dynamic pricing business.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,653	$3,241	$(412)	(11.3)%	$13,123	$11,472	$(1,651)	(12.6)%

Corporate expenses excluding depreciation and amortization expense decreased during the three months ended November 30, 2014 mostly due to a decrease in compensation expense for incentives as certain operating targets were not met in fiscal 2015, but were met during the same period in fiscal 2014.

Corporate expenses excluding depreciation and amortization expense decreased during the nine months ended November 30, 2014 mostly due to (i) a decrease in noncash compensation expense associated with a contractual bonus in fiscal 2014 that was nonrecurring, (ii) a decrease in compensation expense for incentives as certain operating targets were not met in fiscal

2015, but were met during the same period in fiscal 2014, (iii) a decrease in legal costs associated with our preferred stock litigation, and (iv) a decrease in consulting fees associated with international and domestic tax consulting.
LMA fees:

	For the Three Months Ended November 30,			For the Nine Months Ended November 30,
	2013	2014	$ Change	2013	2014	$ Change
	(As reported, amounts in thousands)
LMA fees	$—	$—	$—	$—	$4,208	$4,208

On February 11, 2014, Emmis and YMF entered into an LMA for WBLS-FM and WLIB-AM in New York. As discussed in Note 1 to the accompanying condensed consolidated financial statements, on March 1, 2014, Emmis began providing programming and selling advertising for the two stations. Under the terms of the LMA, Emmis pays $1.275 million per month 75 days in arrears to YMF for the right to program the stations and sell advertising. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the stations, which occurred in June 2014, and will cease effective with the second closing in February 2015. The ongoing, reduced monthly LMA fees were recognized as a liability as of the date of purchase of the stations. Accordingly, future payments of the reduced LMA fee will not impact our results of operations.
Hungary license litigation and related expenses:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$500	$188	$(312)	(62.4)%	$1,795	$472	$(1,323)	(73.7)%

On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believed that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. In April 2014, the ICSID arbitral tribunal ruled that ICSID did not have the jurisdiction to hear the merits of Emmis' claim. We sold our Hungarian legal entities in October 2014 for a nominal amount and we are liquidating our Dutch holding companies.
Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$618	$806	$188	30.4%	$1,816	$2,315	$499	27.5%
Publishing	56	62	6	10.7%	179	180	1	0.6%
Corporate & Emerging Technologies	544	614	70	12.9%	1,612	1,931	319	19.8%
Total depreciation and amortization	$1,218	$1,482	$264	21.7%	$3,607	$4,426	$819	22.7%
The increase in depreciation and amortization for the three months and nine months ended November 30, 2014 for our radio division is mostly due to the newly acquired tangible and intangible assets of WBLS-FM and WLIB-AM. The increase in

Corporate & Emerging Technologies is mostly due to depreciation associated with new computer software and equipment and amortization of newly acquired intangibles of Digonex. See Note 2 of the accompanying condensed consolidated financial statements for a discussion of WBLS-FM, WLIB-AM and Digonex.
Gain on contract settlement:

	For the Three Months Ended November 30,			For the Nine Months Ended November 30,
	2013	2014	$ Change	2013	2014	$ Change
	(As reported, amounts in thousands)
Gain on contract settlement	$—	$—	$—	$—	$(2,500)	$(2,500)
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

Operating income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$11,162	$15,225	$4,063	36.4%	$36,633	$45,785	$9,152	25.0%
Publishing	2,680	2,839	159	5.9%	1,186	2,059	873	73.6%
Corporate & Emerging Technologies	(5,131)	(4,958)	173	3.4%	(16,358)	(15,573)	785	4.8%
Total operating income:	$8,711	$13,106	$4,395	50.5%	$21,461	$32,271	$10,810	50.4%

Radio operating income increased in the three months and nine months ended November 30, 2014 principally due to additional operating income provided by the closing of our purchase of WBLS-FM and WLIB-AM and the gain on contract settlement as previously discussed. Although Emmis began programming and selling the related advertising of WBLS-FM and WLIB-AM on March 1, 2014 with the commencement of the LMA, most of the operating income generated by the stations through June 10, 2014 was negated by the monthly LMA fee paid to YMF Media. Subsequent to the first closing of the acquisition on June 10, 2014, the stations have positively contributed to operating income as LMA fees no longer impact station operating expenses.
Publishing operating income increased in the three and nine months ended November 30, 2014 mostly due to an increase in the number of profitable custom publications we produced during the period.
Corporate and emerging technologies operating losses decreased during the three months and nine months ended November 30, 2014 mostly due to lower cash and noncash compensation expense, legal fees, and consulting fees, as discussed earlier.

Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(1,712)	$(5,395)	$(3,683)	215.1%	$(5,441)	$(11,873)	$(6,432)	118.2%

The increase in interest expense is attributable to additional debt incurred to finance our $131.0 million acquisition of WBLS-FM and WLIB-AM and higher interest rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 6.0% at November 30, 2014. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014.
Loss on debt extinguishment:

	For the Three Months Ended November 30,			For the Nine Months Ended November 30,
	2013	2014	$ Change	2013	2014	$ Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(653)	$—	$653	$(653)	$(1,455)	$(802)

The loss on debt extinguishment for the nine-month period ended November 30, 2014 relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.

Provision for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$732	$4,528	$3,796	518.6%	$911	$9,080	$8,169	896.7%
During the three months and nine months ended November 30, 2013, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards. Due to improved operating results, the Company determined that a valuation allowance was no longer appropriate, and reversed the valuation allowance as of February 28, 2014 on all net deferred tax assets except net operating loss carryforwards for states in which the Company no longer has a filing obligation.
Our effective income tax rate for the three months and nine months ended November 30, 2014 was 58% and 47%, respectively. We estimate that our fiscal 2015 annual effective tax rate will be approximately 40%. Our effective tax rate for the three months ended November 30, 2014 was higher than our estimated annual effective tax rate mostly due to a decrease in estimated annual pretax income as compared to annual estimates used at August 31, 2014. Our effective tax rate for the nine months ended November 30, 2014 was higher than our estimated annual effective tax rate as a discrete tax expense of $0.9 million was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA and related acquisition on our income apportionments.

Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$5,668	$3,234	$(2,434)	(42.9)%	$14,550	$10,093	$(4,457)	(30.6)%

Consolidated net income for the three months and nine months ended November 30, 2014 decreased mostly due to the additional interest expense and provision for income taxes as discussed above. These amounts are partially offset by additional operating income, most of which is related to the additional operating income provided by our LMA and eventual acquisition of WBLS-FM and WLIB-AM.

Gain on extinguishment of preferred stock:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$—	$—	$—	N/A	$325	$—	$(325)	N/A

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
At November 30, 2014, we had cash and cash equivalents of $4.2 million and net working capital of $24.7 million. At February 28, 2014, we had cash and cash equivalents of $5.3 million and net working capital of $4.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2014 and November 30, 2014 was $1.2 million and $0.4 million, respectively. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2015 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2015.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $10.6 million and $16.0 million for the nine months ended November 30, 2014 and 2013, respectively. The decrease in cash provided by operating activities is mostly due to higher interest costs and increased working capital needs as compared to prior year principally due to the commencement of the WBLS-FM and WLIB-AM LMA on March 1, 2014 and related acquisition on June 10, 2014.
Investing Activities
Cash used in investing activities was $136.4 million and $4.1 million for the nine months ended November 30, 2014 and 2013, respectively. Cash used in investing activities increased as the company funded its acquisition of WBLS-FM and WLIB-AM and Digonex in the current year. We expect capital expenditures to be approximately $3.9 million in the current fiscal year, compared to $3.1 million in fiscal 2014. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash provided by financing activities was $124.7 million for the nine months ended November 30, 2014. Cash used in financing activities was $15.3 million for the nine months ended November 30, 2013. Cash provided by financing activities for the nine months ended November 30, 2014 primarily relates to $137.6 million of net proceeds from long-term debt, most of which was used to finance of our acquisition of WBLS-FM and WLIB-AM. Approximately $7.8 million of debt-related costs, $4.0 million of distributions paid to noncontrolling interests and $1.5 million of tax withholding settlements on stock issued to employees all partially offset the net proceeds from long-term debt.
Cash used in financing activities in the nine months ended November 30, 2013 primarily relates to the net debt repayments of $11.1 million, $3.6 million used to pay distributions to noncontrolling interests and $0.5 million of tax withholding settlements on stock issued to employees.
As of November 30, 2014, Emmis had $195.0 million of borrowings under the 2014 Credit Agreement, $77.8 million ($71.6 million related to our 98.7FM LMA in New York and $6.2 million related to Digonex) of non-recourse debt and $46.4 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2014, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 6.0%. The non-recourse debt related to our 98.7FM LMA in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $1.4 million for mandatory repayment of term notes under our 2014 Credit Agreement (mandatory quarterly amortization of the term loans does not commence until April 1, 2015) and $7.7 million related to our 98.7FM non-recourse debt ($4.9 million of principal repayments and $2.8 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. All amounts outstanding under our 2014 Credit Agreement bear interest at variable rates, thus interest under our 2014 Credit Agreement is not included in the debt service requirements previously discussed.
At January 2, 2015, we had $10.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2014. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in this case on December 5, 2014. Emmis is defending this lawsuit vigorously.
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

Interest Rates
We are exposed to market risk from changes in interest rates on amounts borrowed under the 2014 Credit Agreement. If the borrowing rates were to increase 1% above the current rates as of November 30, 2014, our interest expense based on amounts outstanding at November 30, 2014 on (i) our term loans would increase $0.4 million on an annual basis as our Term Loan provides for a minimum LIBOR floor of 1.0%; and (ii) our revolver would increase by $0.1 million. Although not required by the 2014 Credit Agreement, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2014 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended November 30, 2014, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2014 — September 30, 2014	14,691	$2.61	—	$—
October 1, 2014 — October 31, 2014	—	N/A	—	$—
November 1, 2014 — November 30, 2014	—	N/A	—	$—
	14,691		—
Series A Non-Cumulative Convertible Preferred Stock
September 1, 2014 — September 30, 2014	—	N/A	—	$392,875
October 1, 2014 — October 31, 2014	—	N/A	—	$392,875
November 1, 2014 — November 30, 2014	—	N/A	—	$392,875
	—		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	First Amendment to Credit Agreement, dated as of November 7, 2014, by and among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	11/7/2014
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: January 8, 2015	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer